Form 10-K/A
period 1995-12-31
PERCEPTRON INC/MI
filed 1996-05-09
CIK 887226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A-2

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Fiscal Year Ended December 31, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ------- to -------
                        Commission File Number  0-20206

                               PERCEPTRON, INC.
            (Exact name of registrant as specified in its charter)

              Michigan                            38-2381442
    (State or other jurisdiction               (I.R.S. Employer
  of incorporation or organization)           Identification No.)

                             23855 Research Drive
                     Farmington Hills, Michigan 48335-2643
             (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code: (810) 478-7710

         Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days:  Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 14, 1996, as reported by The Nasdaq Stock Market was approximately $136,752,397 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares outstanding of the registrant's Common Stock as of March 14, 1996, was 6,792,454.

Documents Incorporated by Reference:  None.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants
Consolidated Financial Statements:
   Balance Sheets - December 31, 1995 and 1994
   Statements of Income for the years ended
      December 31, 1995, 1994 and 1993
   Statements of Shareholders' Equity
      for the years ended December 31, 1995,
      1994 and 1993
   Statements of Cash Flows for the years
      ended December 31, 1995, 1994 and 1993
   Notes to Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Perceptron, Inc.:

We have audited the accompanying consolidated balance sheets of Perceptron, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows, and financial statement schedule referred to in item 14a(2) for each of the three years in the period ended December 31, 1995. These financial statements and financial statement schedule are the responsibility of the Company's mangement. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonably assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perceptron, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operaitons and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

Detroit, Michigan
March 14, 1996

                       PERCEPTRON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   December 31,
                                             1995            1994
                                             ----            ----
ASSETS

Current Assets:
   Cash and cash equivalents              $14,990,000    $ 7,917,000
   Accounts receivable, net of
     reserves of $35,000 and $236,000      14,292,000     11,745,000
   Inventories, net of reserves
     of $670,000 and $700,000               4,114,000      3,263,000
   Prepaid expenses and deferred tax asset  2,658,000        419,000
                                            ---------     ----------
        Total current assets               36,054,000     23,344,000
                                           ----------     ----------
Property and equipment:
   Leased equipment                           318,000        318,000
   Machinery and equipment                  7,696,000      5,800,000
   Furniture and fixtures                     492,000        389,000
   Leasehold improvements                      95,000         95,000
   Less: Accumulated depreciation
      and amortization                     (6,074,000)    (5,439,000)
                                           ----------      ---------
        Total property and equipment        2,527,000      1,163,000
                                           ----------      ---------
        Total assets                      $38,581,000   $ 24,507,000
                                           ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable to a bank                $         0   $    287,000
   Current portion of capital
      lease obligations                        46,000         94,000
   Accounts payable                         2,070,000      1,692,000
   Accrued expenses                         3,823,000      1,186,000
   Accrued compensation and stock
      option expense                        2,284,000      1,465,000
                                            ---------      ---------
        Total current liabilities           8,223,000      4,724,000
                                            ---------      ---------
Capital lease obligations, net of
      current portion                               0         46,000
                                            ---------      ---------
        Total liabilities                   8,223,000      4,770,000
                                            ---------      ---------
Commitments and Contingencies                   ---             ---

Shareholders' equity:
   Preferred Stock, no par value,
     1,000,000 shares authorized,
     none issued                                    0              0
   Common Stock, $.01 par value;
     19,000,000 shares authorized,
     6,723,000 and 6,380,000 issued
     and outstanding at December 31,
     1995 and 1994, respectively               67,000         64,000
   Cumulative translation adjustments        (474,000)      (438,000)
   Additional paid-in capital              29,876,000     28,526,000
   Retained earnings (deficit)                889,000     (8,415,000)
                                           ----------     ----------
         Total shareholders' equity        30,358,000     19,737,000
                                           ----------     ----------
         Total liabilities and
            shareholders' equity          $38,581,000    $24,507,000
                                           ==========     ==========
The accompanying notes are an integral part of the consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                       Years Ended December 31,
                                    1995         1994          1993
                                 ----------    ----------    ----------
Net sales                      $ 37,291,000  $ 27,835,000  $ 17,022,000
Cost of sales                    14,175,000    11,028,000     6,977,000
                                 ----------    ----------    ----------
     Gross profit                23,116,000    16,807,000    10,045,000
                                 ----------    ----------    ----------
Selling, general and
  administrative expense          9,884,000     7,279,000     4,908,000
Engineering, research and
  development expense             4,467,000     3,808,000     2,230,000
                                 ----------    ----------    ----------
       Income from operations     8,765,000     5,720,000     2,907,000
                                 ----------    ----------    ----------
Interest income (expense), net      539,000       119,000       (21,000)
Foreign currency
  transaction (loss)                  ---           ---        (184,000)
                                 ----------    ----------    ----------
       Net income               $ 9,304,000   $ 5,839,000   $ 2,702,000
                                 ==========    ==========    ==========
Net income per weighted
  average share                      $ 1.28        $ 0.83        $ 0.45
                                       ====          ====          ====
Weighted average common and
  common equivalent shares        7,257,784     6,998,380     5,973,502
                                  =========     =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                                              PERCEPTRON, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    for the years ended December 31, 1993, 1994 and 1995

                                                    Cumulative
                                                      Foreign
                                    Common Stock     Currency    Additional      Retained        Total
                                                    Translation    Paid-In       Earnings     Shareholders'
                                 Shares    Amount   Adjustments  Capital      (Deficit)       Equity
                                --------   ------   -----------  ---------     ----------     ---------
Balances, January 1, 1993       5,249,040  $52,000  $(379,000)   $24,534,000  (16,956,000)    $7,251,000

Net Proceeds from Private
  Placement of Common Stock       450,000    5,000                 3,389,000                   3,394,000
Stock Options Exercised,
  net of shares tendered          142,471    1,000                    90,000                      91,000
Translation Adjustment on
  Investment in Foreign
  Subsidiaries                                         13,000                                     13,000
Net Income                                                                        2,702,000    2,702,000
                                ---------   ------   --------      ---------     ----------   ----------
Balances, December 31, 1993     5,841,511  $58,000  $(366,000)   $28,013,000   $(14,254,000) $13,451,000
                                ---------   ------   --------     ----------    -----------   ----------

Stock Options Exercised,
   net of shares tendered         538,708    6,000                   513,000                     519,000
Translation Adjustment
   on Investment in Foreign
   Subsidiaries                                       (72,000)                                   (72,000)
Net Income                                                                        5,839,000    5,839,000
                                ---------   ------    -------     ----------     ----------   ----------
Balances, December 31, 1994     6,380,219  $64,000  $(438,000)   $28,526,000    $(8,415,000) $19,737,000
                                ---------   ------   --------     ----------     ----------   ----------
Stock Options Exercised,
   net of shares tendered         342,560    3,000                   591,000                     594,000
Tax benefit of non-qualified
   stock options exercised                                           632,000                     632,000
Benefit of previously recorded
   stock option compensation
   expense attributable to
   options exercised                                                 127,000                     127,000
Translation Adjustment on
   Investment in Foreign
   Subsidiaries                                       (36,000)                                   (36,000)
Net Income                                                                        9,304,000    9,304,000
                               ----------   ------   --------    -----------     ----------   ----------
Balances, December 31, 1995     6,722,779  $67,000  $(474,000)   $29,876,000       $889,000  $30,358,000
                               ==========   ======   ========    ===========      =========   ==========

The accompanying notes are an integral part of the consolidated financial statements

                                              PERCEPTRON, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             Years Ended December 31,
                                                         1995            1994            1993
                                                      ---------     -----------     -----------
  Cash flows from operating activities:
  Net income                                        $ 9,304,000     $ 5,839,000     $ 2,702,000
                                                      ---------       ---------       ---------
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                     635,000         458,000         317,000
      Disposal of fixed assets                            ---           134,000           ---
      Foreign currency transaction loss                   ---             ---           184,000
      Changes in operating assets and liabilities:
        Accounts receivable                          (2,645,000)     (2,833,000)     (4,092,000)
        Inventories                                    (851,000)       (887,000)       (773,000)
        Prepaid expenses and deferred tax asset      (2,239,000)       (164,000)        (94,000)
        Accounts payable                                378,000         267,000         451,000
        Accrued expenses                              3,456,000       1,356,000         536,000
        Deferred revenue                                  ---           175,000           ---
                                                     ----------      ----------      ----------
           Total adjustments                         (1,266,000)     (1,494,000)     (3,471,000)
                                                     ----------       ---------       ---------
        Net cash provided by (used in)
           operating activities                       8,038,000       4,345,000        (769,000)
                                                     ----------       ---------       ---------
Cash flows (used in) investing activities:
  Capital expenditures                               (1,999,000)       (738,000)       (390,000)
                                                      ---------        --------        --------
    Net cash (used in) investing activities          (1,999,000)       (738,000)       (390,000)
                                                      ---------        --------        --------
Cash flows from financing activities:
  Principal payments under capital leases               (94,000)       (103,000)        (72,000)
  Proceeds from issuance of short-term debt                ---          287,000       2,700,000
  Principal payments on short-term debt                (287,000)          ---        (2,700,000)
  Proceeds from the private placement of
    common stock, net of expenses                          ---            ---         3,394,000
  Proceeds from the exercise of stock options           594,000         519,000          91,000
  Tax benefit of non-qualified options exercised        632,000           ---             ---
  Benefit of stock options compensation
    expense attributable to options exercised           127,000           ---             ----
                                                       --------        --------      ----------
    Net cash provided by financing activities           972,000         703,000       3,413,000
                                                       --------        --------     -----------
Effect of exchange rates on cash and cash equivalents    62,000          36,000         (32,000)
                                                       --------         -------        --------
   Net increase in cash and cash equivalents          7,073,000       4,346,000       2,222,000

Cash and cash equivalents, beginning of year          7,917,000       3,571,000       1,349,000
                                                      ---------       ---------      ----------
Cash and cash equivalents, end of year              $14,990,000      $7,917,000      $3,571,000
                                                     ==========       =========      ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest expense        $28,000          $23,000         $24,000
                                                        =======          =======         =======
Non-cash transactions:
  Equipment acquired under capital leases              $      0         $101,000         $57,000
                                                        =======          =======          ======

The accompanying notes are an integral part of the consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Operations

         Perceptron, Inc. and its wholly-owned subsidiaries (the "Company") are collectively involved in the design, development, manufacture, and marketing of three-dimensional machine vision systems which are used primarily in the automotive industry, and to a lesser extent, in other industries.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Currency Translation

         The financial statements of the Company's wholly-owned foreign subsidiaries have been translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, with the functional currency being the local currency in the foreign country. Under this standard, translation adjustments are accumulated in a separate component of shareholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statement of income.

Three-for-Two-Stock Split

         The Company's Board of Directors announced a three-for-two stock split of the Company's Common Stock which was effected in the form of a stock dividend payable on November 30, 1995 to shareholders of record on November 20, 1995. All reported historical information has been adjusted accordingly to reflect the impact of this stock split.

Concentration of Credit Risk

         The Company markets and sells its products primarily to automotive assembly companies and to system integrators or original equipment manufacturers, who in turn sell to automotive assembly companies. The Company's accounts receivable are principally from a small number of large customers. The Company performs ongoing credit evaluations of its customers. To date, the Company has not experienced any significant losses related to the collection of accounts receivable.

         A significant portion of the Company's cash and cash equivalents were on deposit at one bank as of December 31, 1995.

Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory

         Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (FIFO) method.
Inventory, net of reserves, is comprised of the following:

                                          December 31,
                                 1995                      1994
                               ----------                ----------
Component parts               $ 3,022,000              $  1,427,000
Work in process                   641,000                 1,341,000
Finished goods                    451,000                   495,000
                                ---------                 ---------
         Total              $   4,114,000              $  3,263,000
                                =========                 =========

Property and Equipment

         Property and equipment is recorded at cost. Depreciation related to leased equipment, machinery and equipment, and furniture and fixtures is computed on a straight-line basis over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter.

         When properties are retired, the costs of such properties and related accumulated depreciation or amortization are eliminated from the respective accounts, and the resulting gain or loss is reflected in the consolidated statement of income.

Revenue Recognition

         The Company's products are generally configured to customer specifications. Certain customers may require a demonstration of the system prior to shipment. At the time of satisfactory demonstration, a written customer acceptance is completed. Revenue is recognized upon the earlier of written customer acceptance or shipment of the product to the customer.

Research and Development

         Research and development costs, including software development costs, are expensed as incurred.

Net Income Per Share

         Net income per common and common equivalent share is calculated based upon the weighted average number of shares of Common Stock outstanding, adjusted for the dilutive effect of stock options and warrants, using the treasury stock method. The dilutive effect of convertible shares held by a minority shareholder of a foreign subsidiary has also been included in the calculation of net income per share up to June 23, 1994, at which time these shares were converted into Common Stock of the Company.

Cash and Cash Equivalents

         In accordance with SFAS No. 95, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Reclassifications

         Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.

Accounting for Stock Based Compensation

         The Company has elected not to adopt SFAS No. 123 "Accounting for Stock Based Compensation", and will comply with the disclosure provisions of SFAS No. 123 for the year ended December 31, 1996.

2.       Credit Facility:

         The Company has unsecured credit facilities totaling $4.0 million U.S. and 1.0 million DM. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (8.5% as of December 31, 1995); any borrowings to finance equipment purchases will bear interest at the bank's prime rate plus 1/2%. The credit facilities expire on June 30, 1996, unless canceled earlier by the Company or the bank. The Company expects to renew these credit facilities. At December 31, 1995, the Company had no outstanding liabilities under these facilities.

         The credit facility requires the Company to maintain a minimum amount of tangible net worth and a minimum debt to tangible net worth ratio. The agreement also prohibits the Company from paying dividends, acquiring or retiring any of its capital stock, or incurring any other debt, liens, or guarantying any third party debt.

3.       Leases:

         The following is a summary, as of December 31, 1995, of the future minimum annual lease payments required under the Company's real estate and other operating and capital leases having initial or remaining noncancelable terms in excess of one year:

        Year                                    Capital       Operating
        ----                                   --------       ---------
        1996                                   $ 43,000      $  381,000
        1997                                      3,000         114,000
        1998                                       ---           24,000
                                                 ------        --------
        Total minimum lease payments             46,000      $  519,000
                                                               ========
        Less amount representing interest             0
                                                 ------
        Present value of net minimum lease
            payments                             46,000
        Less current portion                     46,000
                                                -------
        Long-term obligation under capital
            leases                             $      0
                                                 ======
         Depreciation of the assets recorded under capital leases is included in depreciation expense. Rental expense for operating leases in 1995, 1994 and 1993 was $380,000, $365,000 and $333,000, respectively.

         On March 5, 1996, the Company signed a 15 year lease for a new facility which the Company expects to be able to occupy in December 1996. This lease is expected to be accounted for as a capital lease, unless the Company elects to exercise its option to purchase the facility for approximately $5.4 million on or before March 31, 1996. The Company intends to exercise this purchase option, and purchase the facility in December 1996. In the event the Company does not purchase the facility, minimum annual lease payments required under this lease are as follows:

                   1996               $   55,000
                   1997                  665,000
                   1998                  685,000
                   1999                  706,000
                   2000                  762,000
                   Thereafter          9,457,000

4.   Commitments:

         The Company has committed to provide funding in the amount of $50,000 to a university in conjunction with research in manufacturing methods utilizing the Company's products and technology. At December 31, 1995, the Company had funded $25,000 of its commitment for the university's fiscal year ended June 30, 1996.

         The Company has received a $1.22 million grant from the U.S. Department of Commerce, through the National Institute of Standards and Technology (NIST), for software development related to high-speed image processing techniques for three-dimensional machine vision systems. This grant is for the period beginning January 1, 1994, and ending March 31, 1996.

         In connection with this grant, the Company has subcontracted a portion of the research effort to a university and to an independent research institute, at a total cost of $1.0 million. In addition, the Company granted warrants to the research institute to purchase 30,000 shares of Common Stock. The exercise price of these warrants is $11.17 per share. During 1994 and 1995, the Company incurred total costs of $444,000 and $558,000 in connection with this grant, which were substantially reimbursed by NIST. The amounts reimbursed by NIST are not recognized as net sales by the Company, but are rather treated as a reduction of engineering, research and development expense.



         During 1993, the Company began a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports product, it generally enters into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At December 31, 1995, the Company had entered into forward contracts covering $975,000 (1,386,000
DM). These contracts mature on various dates through May 1996. The fair market value of the contracts at December 31, 1995 was $965,000 U.S., resulting in a net receivable of $10,000.

5.       Shareholders Equity:

         --Convertible Equity of Subsidiary

         On June 23, 1994 the owner of a minority interest in the Company's European subsidiary converted its equity interest in this subsidiary into 197,802 shares of Common Stock of the Company.

         --Stock options

         The Company maintains 1983 and 1992 Stock Option Plans covering substantially all company employees and certain other key persons, including the Chairman of the Board of Directors. These Plans are administered by a committee of the Board of Directors. Activity under these Plans is shown in the following table:
                                              Number of
                                               Shares        Option Price
                                             ----------       -----------
Outstanding, January 1, 1993                   626,700       $0.23-4.16
  Options authorized and granted             1,025,734        3.70-8.66
  Options terminated                           (41,484)       0.23-4.54
  Options exercised                           (144,067)       0.23-4.16
                                             ---------        ----------
Outstanding, December 31, 1993               1,466,883        0.23-8.66
  Options authorized and granted               253,323        8.83-15.50
  Options terminated                           (46,133)       0.23-11.75
  Options exercised                           (355,333)       0.23-7.33
                                             ---------        ----------
 Outstanding, December 31, 1994              1,318,740        0.23-15.50
                                             ---------        ----------
  Options authorized and granted               236,350       10.08-21.87
  Options terminated                          (124,259)       0.23-17.83
  Options exercised                           (353,944)       0.23-11.92
                                             ---------       -----------
Outstanding, December 31, 1995               1,076,887     $  0.23-21.87
                                             ---------       -----------
         Options outstanding under these Plans generally become exercisable at 25 percent per year beginning one year after the date of the grant and expire five to ten years after the date of the grant. At December 31, 1995, options covering 267,669 shares were exercisable and options covering 231,738 shares were available for future grants under these plans.

         During 1993, the Company granted, under the 1992 Stock Option Plan, a non-qualified option to purchase 120,000 shares to the Chairman of the Board of Directors, at an exercise price of $3.71 per share. At December 31, 1995, 26,944 of these fully exercisable options remained outstanding.
In connection with the issuance of these non-qualified stock options, the Company agreed to reimburse the Chairman any difference between his actual tax rate and the statutory capital gains tax rate in connection with his exercising these options.

         The Company also maintains a Director Stock Option Plan covering all non-employee directors. This Plan is administered by a committee of the Board of Directors.
                                            Number of
                                              Shares       Option Price
                                            ---------      ------------
         Outstanding, December 31, 1994         0
             Options authorized and granted   60,000     $11.83 - 12.83
             Options terminated                 0
             Options exercised                  0
         Outstanding, December 31, 1995       60,000     $11.83 - 12.83

         Each non-employee director at the date the Director Stock Option Plan was adopted received, and each non-employee director as of the date they are first elected to the Board of Directors will receive, an option to purchase 15,000 shares of Common Stock (the "Initial Option"). Initial Options become exercisable in full on the first anniversary of the day of the grant. In addition, each non-employee director who has been a director for six months before the date of each Annual Meeting of Shareholders automatically will be granted, as of the date of such Annual Meeting, an option to purchase an additional 1,500 shares of Common Stock. These Annual Options become exercisable in three annual increments of 33-1/3% of the shares subject to the option, and expire ten years from the date of the grant. During 1995, Initial Options to purchase 60,000 shares of Common Stock were granted at exercise prices ranging from $11.83 to $12.83 per share. At December 31, 1995 none of these options were exercisable and options covering 52,500 shares were available for future grants under this plan.

         The Company granted warrants to an independent research institute to purchase 30,000 shares of Common Stock, 15,000 of which expire in each of 1997 and 1998. The exercise price of these warrants is $11.17 per share.

6.       401K Plan:

         The Company has a 401(k) tax deferred savings plan that covers all eligible employees. The Company may make discretionary contributions to the plan. The Company's contributions to the plan during 1995, 1994 and 1993 were $163,000, $108,000 and $48,000, respectively.

7.       Income Taxes:

         The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"), as of January 1, 1993. The adoption of SFAS No. 109 did not have a significant impact on net income for the years ended December 31, 1994 or 1993. As a result of available net operating losses, there was no provision for income taxes in 1994 and 1993. The income tax provision reflected in the statement of income consists of the following for the year ended December 31, 1995:

         Current provision, included in accrued expenses     $ 1,500,000
         Deferred taxes                                       (1,500,000)
                                                               ---------
            Total provision                                        -0-
                                                               =========
         Differences between the deferred tax provision and amounts recorded as deferred tax assets in the consolidated balance sheet reflect the tax benefit of approximately $700,000 for deductions on certain stock options exercised.

         Deferred income taxes, on an SFAS No.109 basis, reflect the estimated future tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company's deferred tax assets are substantially represented by the tax benefit of net operating loss carry forwards, together with investment tax credit, research activities tax credit and general business credit carry forwards. As of December 31, 1994, the Company had deferred tax assets which were entirely offset by a valuation reserve. The components of deferred tax assets as of December 31, 1995 were as follows:
                                                      Deferred
                                                        Tax
                                                       Assets
                                                      ---------
Net operating loss carry forwards                   $ 1,200,000
Investment tax credit carry forwards                    100,000
Increasing research activities carry forwards           800,000
Other                                                   300,000
                                                      ---------
     Subtotal                                         2,400,000
Valuation reserve                                      (200,000)
                                                      ---------
     Deferred tax asset                             $ 2,200,000
                                                      =========

         As of December 31, 1995, net operating loss carry forwards were available for U.S. income tax purposes of approximately $3.6 million. Investment tax and research activities credits of $860,000 are also available to benefit future reported U.S. taxable earnings. These losses and credits expire, if unused, at various dates from 1998 through 2007. The Company also has tax loss carry forwards available at foreign subsidiaries of approximately $4.0 million, which may generally be carried forward indefinitely. For the years ended December 31, 1995, 1994 and 1993, the Company realized benefits of approximately $3 million, $2 million and $1 million, respectively, related to the utilization of net operating loss carry forwards.

         Differences between income tax provision (benefit) and that computed by applying the statutory federal income tax rate is as follows for the year ended December 31, 1995.

         Income tax provision at the federal statutory rate          34%
         Utilization of net operating loss carryforwards            (34)
         Change in the valuation allowance                          (17)
         Net provision for taxes on foreign earnings                 17
                                                                    ----
                                                                    -0-
                                                                    ====

         The deferred tax asset relates primarily to net operating loss carryforwards and tax credit carryforwards. The Company anticipates utilizing its net operating loss carryforwards and tax credit carryforwards during 1996. Accordingly, management believes that it is more likely than not that substantially all of the deferred tax will be realized, although realization is not assured.

         Utilization of the Company's net operating loss carry forwards, tax credit carry forwards and certain future deductions could be restricted, in the event of future changes in the Company's equity structure, by provisions contained in the Tax Reform Act of 1986.

8.       Information About Major Customers:

         The Company sells its products directly to both domestic and international automotive assembly companies. For the year ended December 31, 1995, the Company derived 36% of its net sales from three such customers, one of which was a shareholder until October 1994, when this customer sold their shares. The Company also sells to system integrators or original equipment manufacturers ("integrators"), who in turn sell to those same automotive companies. For the year ended December 31, 1995, 28% of net sales were to integrators, where those products were for the benefit of the same three automotive assembly companies. In 1995, sales by the Company to each of these three customers exceeded 8% of the Company's net sales.
During 1994, 34% of total net sales was derived from three domestic automotive companies, and 49% from sales by integrators to such companies. In 1994, sales by the Company to each of these three customers exceeded 10%
of the Company's net sales.   During 1993, 38% of net sales were derived
from three automotive companies and 28% from sales by integrators to such companies. In 1993, sales by the Company to each of these three companies exceeded 10% of the Company's net sales.

9.       Contingencies:

         The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than the indemnification matter and the complaint discussed in the following paragraphs.

         The Company has been informed that certain of its customers have received allegations of possible patent infringement involving processes and methods used in the Company's products. One such customer is currently engaged in litigation relating to such matter. This customer has notified various companies from which it has purchased such equipment, including the Company, that it expects the suppliers of such equipment to indemnify such customer, on a pro-rata basis, for expenses and damages, if any, incurred in this matter. Management believes, however, that the processes used in the Company's products were independently developed without utilizing any previously patented process or technology. Because of the uncertainty surrounding the nature of any possible infringement and the validity of any such claim or any possible customer claim for indemnity, it is not possible to estimate the ultimate effect, if any, of this matter on the Company's financial position.

         On March 13, 1996, a complaint was filed naming the Company as a defendant, along with two other co-defendants, in an action alleging that the Company's TriCam sensor violates a patent held by the plaintiff and seeking preliminary and permanent injunctions and damages. Management believes that its TriCam sensor was independently developed without utilizing any previously patented process or technology and intends to vigorously defend its position.

10.      Foreign Operations:

         The Company operates in three primary geographic areas: North America, Europe and Asia. Geographical area data is as follows ($000's):

                                         Years ended December 31,
                                      -----------------------------
                                        1995        1994       1993
                                        ----        ----       ----
Net Sales:
  North America*                      $26,899     $25,341    $15,554
  Europe and Asia                      13,049       3,606      2,351
  Intercompany Sales                   (2,657)     (1,112)      (883)
                                       ------      ------     ------
     Total Net Sales                  $37,291     $27,835    $17,022
                                       ======      ======     ======
Income (Loss) from Operations:
  North America*                      $ 3,011     $ 5,513    $ 3,312
  Europe and Asia                       5,754         207      (405)
                                      -------     -------    -------
     Total Income from Operations     $ 8,765     $ 5,720    $ 2,907
                                      =======     =======    =======
Identifiable assets at December 31:
  North America*                      $30,808     $22,209    $13,686
  Europe and Asia                       7,773       2,298      2,452
                                      -------     -------    -------
     Total Assets                     $38,581     $24,507    $16,138
                                      =======     =======    =======
__________________________
* Includes intercompany amounts; intercompany sales prices are based on cost plus a transfer fee.

11.  Selected Quarterly Financial Data (unaudited):

         Selected unaudited quarterly financial data for the years ended December 31, 1995 and 1994, are as follows ($000's except earnings per share):

                                          Quarter ended
                                ----------------------------------
                                3-31     6-30      9-30      12-31
     1995:                      ----     ----      ----      -----

     Net sales                 $5,989   $8,603    $9,311    $13,388
     Gross profit               3,606    5,250     5,823      8,437
     Net income                   733    1,914     2,516      4,141
     Earnings per share        $  .10   $  .27    $  .35    $   .56
     Weighted average shares    7,087    7,127     7,315      7,391

     1994

     Net Sales                 $4,479   $6,251    $7,769     $9,336
     Gross profit               2,664    3,868     4,795      5,480
     Net income                   427    1,371     1,824      2,217
     Earnings per share        $  .06    $ .20    $  .26     $  .31
     Weighted average shares    6,867    6,927     6,974      7,064

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table lists the members of the Board of Directors and executive officers of the Company. The directors shall serve until the 1997 Annual Meeting of Shareholders or until the election and qualification of their successors or until their resignation or removal. The officers listed below were appointed by the Board of Directors and serve in the capacities indicated. Executive officers are normally appointed annually by the Board of Directors and serve at the pleasure of the Board.

                         Position, Principal Occupations and
Name and Age             Other Directorships
- - ------------             -----------------------------------------
Dwight D. Carlson, 52    Mr. Carlson has been a director of the Company
                         since 1981, when he founded the Company.  Since
                         February 1996, Mr. Carlson has served as Vice-
                         Chairman of the Board of Directors.  From 1981 to
                         February 1996, Mr. Carlson was President and Chief
                         Executive Officer of the Company. Mr. Carlson also serves as Chairman of the Board of Michigan Future, Inc., a Michigan non-profit corporation addressing competitiveness issues in the State of Michigan, Chairman of the Auto Body Consortium, a non-profit company engaged in research to improve manufacturing processes in the automotive industry, a director of Industrial Technology Institute of Michigan, a non-profit corporation focused on research to enhance Michigan's economy, and a director of the National Coalition for Advanced
                         Manufacturing, a non-profit corporation whose purpose is to develop cooperation between industry, government and academia in advanced manufacturing and industrial modernization. Recently, Mr.
                         Carlson joined the Visiting Committee of the National Institute of Standards and Technology
                         (NIST).

Knut M. Heitmann, 60     Mr. Heitmann has been a director of the Company
                         since May 1995 and a director of Perceptron Europe, B.V., a wholly owned subsidiary of the Company, since 1986. Since January 1995, Mr. Heitmann has served as a consultant to various companies, including Daimler Benz A.G. From November 1989 to
                         December 1994, Mr. Heitmann was Director Technical
                         Strategies, Technology Analyses and Forecasts of
                         Daimler Benz A.G. Mr. Heitmann also serves as a board member of various private companies.

Paul L. McDermott, 42    Mr. McDermott has been a director of the Company
                         since 1993.  Mr. McDermott has been Managing
                         Director of Nomura Securities International, Inc., an investment banking firm, since 1993 and has served in various other capacities at Nomura since
                         1986. Mr. McDermott also serves as a director of New Valley Corp. and International Apparel, Inc.

James E. McGrath, 41     Mr. McGrath has been Chairman of the Board since
                         May 1993 and a director of the Company since 1983.
                         Since April 1989, Mr. McGrath has been Chairman and
                         Chief Executive Officer of Fairfax Capital
                         Partners, Inc., a private merchant banking firm, and also is currently a director of American
                         Medical Response, Inc. and Encon Systems, Inc.

Alfred A. Pease, 50      Mr. Pease has been a director of the Company since
                         February 1996. Since February 1996, Mr. Pease has been President and Chief Executive Officer of the Company. From November 1993 to February 1996, Mr.
                         Pease was President of Digital Originals, Inc., a manufacturer of digital imaging products and related software. From December 1990 to October
                         1993, Mr. Pease served as Product Line Director of
                         Advanced Micro Devices, Inc., a manufacturer of semi-conductor products.

James A. Ratigan, 48     Mr. Ratigan has been a director of the Company
                         since 1989.  Since April 1996, Mr. Ratigan has been
                         Executive Vice President and Chief Financial
                         Officer. From May 1994 to April 1996, Mr. Ratigan served as Executive Vice-President and Chief
                         Operating Officer of the Company and has served in various other capacities at the Company since
                         December 1993.  From October 1992 to December 1993,
                         Mr. Ratigan provided financial consulting services for a number of companies, including the Company.
                         From 1987 until October 1992, he was a Venture
                         Manager with The Adler Group, a private venture capital firm. Mr. Ratigan has advised the Company that he intends to leave the Company on August 31, 1996 due to personal and family considerations.

Harry T. Rein, 51        Mr. Rein has been a director of the Company since
                         1985.  Since 1987, he has been Managing General
                         Partner and founder of Canaan Partners, a venture capital firm. Mr. Rein also serves as a director of various other private corporations.

Paul E. Rice, 52         Mr. Rice has been a director of the Company since
                         1989. Since 1984, he has been Administrator of the Alternative Investments Division, Bureau of
                         Investments, Michigan Department of Treasury.  Mr.
                         Rice currently serves on the advisory boards of numerous alternative investment funds and is also a director of various other private corporations.

Neil E. Barlow, 40       Mr. Barlow is Executive Vice President -
                         International and has been an Executive Vice
                         President of the Company in various capacities since January 1, 1990. Prior to that, he had held various positions at the Company including Vice
                         President-Engineering, Director of Manufacturing and Managing Director of the Company's European subsidiaries for more than five years.

ITEM 11.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The Company's Board of Directors announced a three-for-two stock split of the Company's Common Stock which was effected in the form of a stock dividend payable on November 30, 1995 to shareholders of record on November 20, 1995 (the "1995 Stock Split"). All reported historical information contained in Item 11 and Item 12 has been adjusted accordingly to reflect the impact of the 1995 Stock Split.

DIRECTORS

         All of the members of the Board of Directors who are not employed by the Company (other than Mr. McGrath) receive $1,000 for each Board meeting attended. In addition, directors are reimbursed for their out-of-pocket expenses incurred in attending Board and committee meetings. Directors, other than directors who are serving on the Company's Management Development and Compensation Committee, are also eligible to participate in the Company's 1992 Stock Option Plan (the "1992 Plan").

         All of the members of the Board of Directors who are not employed by the Company (other than the Chairman of the Board) (the "Eligible
Directors") participate in the Directors Stock Option Plan (the "Directors Plan"). On February 9, 1995, each of Messrs. McDermott, Rein and Rice were granted an option to purchase 15,000 shares of Common Stock ("Initial Option") with an exercise price of $12.83. Any additional Eligible Director who is first elected or appointed after February 9, 1995 will receive an Initial Option to purchase 15,000 shares of Common Stock on the date of his or her election or appointment. On May 15, 1995, Mr. Heitman was appointed to the Board of Directors and was granted an Initial Option to purchase 15,000 shares of Common Stock with an exercise price of $11.83. In addition, each Eligible Director who has been a director for six months before the date of each Annual Meeting of Shareholders held during the term of the Directors Plan automatically will be granted, as of the date of such Annual Meeting, an option to purchase an additional 1,500 shares of Common Stock (an "Annual Option"). The Directors Plan expires on February 9, 2000. The exercise price of options granted under the Directors Plan is the last reported sale price per share of the Company's Common Stock as quoted on The Nasdaq Stock Market's National Market on the date of grant. Each option granted under the Directors Plan as an Initial Option becomes exercisable in full on the first anniversary of the date of grant. Options granted as Annual Options become exercisable in three annual increments of 33-1/3% of the shares subject to the option. The exercisability of such options is accelerated in the event of the occurrence of certain changes in control of the Company. All options granted under the Plan are exercisable for a period of ten years from the date of grant, unless earlier terminated due to the termination of the Eligible Director's service as a director of the Company.

         In May 1993, the Company engaged James E. McGrath to serve as Chairman of the Board of the Company. Mr. McGrath is paid $5,000 per month for his services as Chairman of the Board. Mr. McGrath was granted non-qualified stock options to purchase 120,000 shares of Common Stock, all of which were immediately exercisable at an exercise price of $3.71 per share, which was the fair market value of the Common Stock on the date such options were granted. Such options expire on the earlier of May 21, 2003 or one year following Mr. McGrath's death. By April 15 of the year following an exercise of Mr. McGrath's option, Mr. McGrath will receive a payment equal to the difference between Mr. McGrath's actual federal income tax liability for the calendar year in which an exercise of Mr. McGrath's option occurs and the amount Mr. McGrath's federal income tax liability for the calendar year of such exercise would have been if Mr. McGrath's option had been an incentive stock option rather than a non-qualified stock option, the shares received upon exercise of the option had been sold at the date of exercise at the exercise price and such shares had been held for more than one year at that date (the "Tax Differential Payment"), plus an amount required for the payment to be received on an After-Tax Basis. After-Tax Basis means the amount of the Tax Differential Payment supplemented by a further payment so that the sum of the two payments, after deduction of all federal, state and local taxes resulting from the receipt of such two payments, shall be equal to the Tax Differential Payment.

         Of the stock options granted to Mr. McGrath to purchase 120,000 shares of Common Stock, options to purchase 93,056 shares were exercised in 1995, and options to purchase 26,944 are outstanding at April 15, 1996. On April 4, 1996, the Company paid Mr. McGrath $279,565, representing the Tax Differential Payment due Mr. McGrath related to the options he exercised in 1995.

EXECUTIVE OFFICERS

Summary Compensation Table

         The following table sets forth certain information as to compensation paid by the Company for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 1993, 1994, and 1995 to (i) the individual who served as the Company's Chief Executive Officer during 1995, (ii) the Company's executive officers at December 31, 1995 (other than the Chief Executive Officer) and (iii) one former executive officer, who during portions of the fiscal year ended December 31, 1995 was classified by the Company as an executive officer for purposes of the Commission's regulations, whose aggregate annual salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE

                                                                 Long-Term
                                                                 Compensation   All Other
                             Annual Compensation                 Awards         Compensation
                    ------------------------------------------   ------------   ------------
                                               Other
Name and Principal                             Annual
Position            Year    Salary    Bonus    Compensation<F1>   Options
                              ($)      ($)         ($)             (#)              ($)
- - ------------------  -----   -------   -------  --------------    ---------      ------------
Dwight D. Carlson,
  President and     1993    137,500   59,408       ---           263,191         7,757<F3>
  Chief Executive   1994    146,000   88,354       ---              ---         12,059<F4>
  Officer<f(2>      1995    155,000  129,156       ---              ---         12,380<F5>

James A. Ratigan,
  Executive Vice    1993      6,749     ---        ---           172,500            ---
  President and     1994    125,000   82,508    18,878<F7>          ---         25,810<F4>
  Chief Operating   1995    132,500   89,524       ---              ---          6,958<F5>
  Officer<F6>

Neil E. Barlow
  Executive Vice    1993    125,000   41,585       ---            62,961         6,079<F3>
  President -       1994    125,000   82,508       ---             ---           7,108<F4>
  International     1995    132,500   89,524       ---             ---           5,958<F5>

Gary D. Johnson,
  Executive Vice    1993    107,000   41,585       ---            62,961         3,312<F3>
  President -       1994    112,350   86,753       ---             ---           6,478<F4>
  Marketing<F8>     1995    112,350   30,000       ---              ---           8,016<F5>
- - --------------

<F1> Perquisites and other personal benefits were provided to all of the persons named in the Summary Compensation Table. Disclosure of such amounts is not required because such amounts were less than 10% of the total annual salary and bonus reported for each of the respective individuals for each period presented.

<F2> Mr. Carlson served as President and Chief Executive Officer until
February 14, 1996, at which time he was appointed Vice Chairman.

<F3> "All Other Compensation" is comprised of (i) contributions made by the
Company to the accounts of each of the named executive officers under the Company's 401(k) Plan with respect to the fiscal year ended December 31, 1993 as follows: Mr. Carlson $2,520, Mr. Barlow $2,520 and Mr. Johnson $1,800; (ii) the dollar value of any life insurance premiums paid by the Company in the fiscal year ended December 31, 1993 with respect to term life insurance for the benefit of each of the named executives as follows: Mr. Carlson $1,215, Mr. Barlow $778 and Mr. Johnson $1,512; and (iii) the dollar value of any disability insurance premiums paid by the Company in the fiscal year ended December 31, 1993 in excess of the Company's standard disability coverage for the benefit of each of the following named executives: Mr. Carlson $4,022 and Mr. Barlow $2,781.

<F4> "All Other Compensation" is comprised of (i) contributions made by the
Company to the accounts of each of the named executive officers under the Company's 401(k) Plan with respect to the fiscal year ended December 31, 1994 as follows: Mr. Carlson $4,620, Mr. Ratigan $2,310, Mr. Barlow $3,675 and Mr. Johnson $3,750; (ii) the dollar value of any life insurance premiums paid by the Company in the fiscal year ended December 31, 1994 with respect to term life insurance for the benefit of each of the named executives as follows: Mr. Carlson $3,075, Mr. Ratigan $842, Mr. Barlow $414 and Mr. Johnson $2,728; (iii) the dollar value of any disability insurance premiums paid by the Company in the fiscal year ended December 31, 1994 in excess of the Company's standard disability coverage for the benefit of each of the following named executives: Mr. Carlson $4,364 and Mr. Barlow $3,019; and
(iv) temporary housing, moving, travel and other expenses related to Mr. Ratigan's relocation to Michigan totaling $22,658.

<F5> "All Other Compensation" is comprised of (i) contributions made by the
Company to the accounts of each of the named executive officers under the Company's 401(k) Plan with respect to the fiscal year ended December 31, 1995 as follows: Mr. Carlson $4,620, Mr. Ratigan $4,620, Mr. Barlow $2,100 and Mr. Johnson $4,620; (ii) the dollar value of any life insurance premiums paid by the Company in the fiscal year ended December 31, 1995 with respect to term life insurance for the benefit of each of the named executives as follows: Mr. Carlson $3,396, Mr. Ratigan $2,338, Mr. Barlow $838 and Mr. Johnson $3,396; (iii) the dollar value of any disability insurance premiums paid by the Company in the fiscal year ended December 31, 1995 in excess of the Company's standard disability coverage for the benefit of each of the following named executives: Mr. Carlson $4,364 and Mr. Barlow $3,020.

<F6> Mr. Ratigan joined the Company in December 1993.  Mr. Ratigan served as
Executive Vice President and Chief Operating Officer until April 19, 1996, at which time he was appointed Executive Vice President and Chief Financial Officer.

<F7> Includes payment of certain tax "gross up" amounts of $18,878 for certain taxable income received by Mr. Ratigan in 1994 as described under "All Other Compensation".

<F8> Mr. Johnson resigned as Executive Vice President-Marketing, effective
July 15, 1995, but continued his employment with the Company.

Exercise and Value of Options

The following table sets forth certain information concerning exercises of stock options during the fiscal year ended December 31, 1995 by each of the persons named in the Summary Compensation Table and the number of and the value of unexercised stock options held by such persons as of December 31, 1995 on an aggregated basis.

                         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                              AND FISCAL YEAR-END OPTION VALUES

                     Shares              Number of Securities        Value of Unexercised
                     Acquired             Underlying Unexercised      In-the-Money
                     on         Value     Options at Fiscal           Options at Fiscal
                     Exercise   Realized  Year-End (#)                Year-End ($)<F1>
Name                 (#)        ($)<F2>   Exercisable  Unexercisable  Exercisable  Unexercisable
- - ----                 ---------  --------  -----------  -------------  ----------   ----------
Dwight D. Carlson    31,008      409,301  80,611       165,079         1,358,160    2,853,459
James A. Ratigan     43,125<F3>  548,942       0        43,125                 0      643,281
Neil E. Barlow       58.682      667,229  12,710        40,455           199,079      670,869
Gary D. Johnson      31,133<F4>  450,835  10,961        40,458           175,319      670,903
- - ---------

<F1> Represents the total gain which would have been realized if all such options had been exercised on December 31, 1995.
<F2> Represents the fair market value of the shares of Common Stock relating to exercised options as of the date of exercise, less the exercise price of such options.
<F3> Includes 15,495 shares of Common Stock underlying stock options retained by the Company as payment for the exercise price of 27,630 shares of Common Stock.
<F4> 20,755 of the shares acquired on exercise were paid for by the surrender of 4,699 previously acquired shares of Common Stock.

Employment Contracts

Messrs. Pease, Carlson, Ratigan and Johnson serve in their present capacities pursuant to the terms of employment agreements.

Mr. Pease' agreement provides for an annual base salary of $200,000, subject to increase at the discretion of the Management Development and Compensation Committee, benefits comparable to the Company' other executive officers including life, disability and health insurance, the use of a Company leased automobile and an annual bonus target level of 60% of his base salary. In addition, such agreement provides for the reimbursement of temporary housing, travel and relocation expenses incurred by Mr. Pease, including moving expenses, real estate brokerage commissions and certain closing and loan costs associated with the sale of Mr. Pease's prior residence and purchase of a new residence in the state of Michigan and certain incidental expenses related to the relocation, plus a payment equal to the income taxes payable by Mr. Pease as a result of the receipt of such reimbursements and tax payment. In the event Mr. Pease's employment is terminated without cause, his salary and benefits will continue for twelve months and he will earn a pro rata portion of any bonus that would have been earned in the year of the termination.

Mr. Pease was granted options to purchase 200,000 shares of Common Stock under the 1992 Plan (the "Original Options") which do not become exercisable until shareholders approve certain amendments to the 1992 Plan. In the event shareholders do not approve such amendments, the Company has agreed to grant Mr. Pease an option to purchase 100,000 shares of Common Stock (the "Substitute Option") on terms no less favorable than those applicable to the Original Options, options to purchase 100,000 of the Original Options shall expire and be canceled and the Company shall use its best efforts to obtain shareholder approval for the remainder of the Original Options. The Original Options consist of non-qualified stock options for 182,980 shares of Common Stock exercisable at an exercise price of $20.625 per share and the remainder as incentive stock options exercisable at an exercise price of $23.50 per share. These options become exercisable in cumulative annual installments of 25% beginning February 14, 1997 and expire on February 14, 2006. In addition, in the event Mr. Pease's employment is terminated without cause after July 14, 1996, unexercisable options for 66,667 shares of Common Stock held by him will become immediately exercisable.

Mr. Carlson's agreement provides for an annual base salary of $155,000, benefits comparable to the Company's other executive officers, reimbursement of reasonable monthly club dues, and an annual bonus target level of $95,000. In the event Mr. Carlson's employment is terminated without cause, his salary, a $7,917 monthly bonus and his benefits will continue for the longer of (a) the number of months following the termination of the agreement which is equal to one month for each year Mr. Carlson was employed by the Company or (b) March 1, 1999, and all options held by him to the extent not then exercisable, shall become immediately exercisable. If Mr. Carlson's employment terminates for any reason, he will earn a pro rata portion of any bonus that would have been earned in the year of the termination.

The Company can elect to convert Mr. Carlson's employment agreement into a consulting arrangement at any time, with Mr. Carlson receiving the same annual base salary, bonus and perquisites as set forth above through March 1, 1999 and the Company extending the term of his stock options so that they continue to vest through March 1, 1999. Mr. Carlson is required to render at least sixteen hours of consulting services per month. Upon the termination of the consulting arrangement, Mr. Carlson will receive the same benefits he would have received, as described above, upon termination of his employment. Mr. Carlson will also be entitled to office space and secretarial support for one year after he is no longer an employee of the Company and so long as he continues to serve as Vice Chairman.

Mr. Ratigan's employment agreement provides for an annual base salary of $132,500, subject to increase at the discretion of the Management Development and Compensation Committee, benefits comparable to the Company's other executive officers and an annual bonus target level in 1996 of $72,000. In addition, such agreement provides for loans to Mr. Ratigan in amounts required to pay taxes incurred by Ratigan upon the exercise of non-qualified stock options granted to him. No loans have ever been made by the Company to Mr. Ratigan under this agreement. In the event Mr. Ratigan's employment is terminated without cause, prior to August 31, 1996, he will continue to receive his full salary, together with full life, disability and health benefits and a $1,112 monthly payment through August 31, 1996 and all options held by him to extent not then exercisable, shall become immediately exercisable. Following termination of Mr. Ratigan's employment in August 1996, he will continue to receive one-half of his salary, together with full life, disability and health insurance benefits and a $1,585 monthly payment until August 31, 1997. If Mr. Ratigan's employment terminates for any reason, he will earn a pro rata portion of any bonus that would have been earned in the year of the termination.

Mr. Johnson's agreement provides for a monthly salary of $9,362.50 through September 15, 1996, benefits comparable to the executive officers of the Company and a payment of $54.00 per hour of service in excess of eight hours a month. Beginning September 15, 1996, Mr. Johnson becomes a consultant to the Company under an arrangement which expires April 1, 1998, unless terminated by the Company upon 90 days prior written notice or by Mr. Johnson upon 60 days prior written notice. Under this consulting arrangement, Mr. Johnson will be compensated at a per diem rate of $1,000, with a minimum monthly fee of $2,000. If the Company terminates the consulting arrangement, Mr. Johnson will vest in 60% of the options held by him which are not then exercisable and if Mr. Johnson terminates the consulting arrangement, Mr. Johnson will vest in 40% of the options held by him which are not then exercisable.

Termination of Employment and Change of Control Arrangements

Payments due to Messrs. Pease, Carlson, Ratigan and Johnson upon termination of their employment with the Company are described above under Item 11 "Executive Compensation - Employment Agreements."

Agreements relating to stock options granted under the 1992 Plan to each of the executive officers named in the Summary Compensation Table, as well as certain other officers of the Company, also provide that such options become immediately exercisable in the event that the optionee's employment is terminated without cause, or there is a diminishment of the optionee's responsibilities, following a Change of Control of the Company or, if, in the event of a Change of Control, such options are not assumed by the person surviving the Change of Control or purchasing the assets in the Change of Control. A "Change of Control" is generally defined as a merger of the Company in which the Company is not the survivor, certain share exchange transactions, the sale or transfer of all or substantially all of the assets of the Company, or any person or group of persons (as defined by Section 13(d) the Securities Exchange Act of 1934, as amended) acquires more than 50% of the Common Stock ("Option Acceleration provision").

Certain option agreements issued to officers of the Company contain a provision accelerating the exercisability of options granted under the 1992 Plan in the event of certain terminations of employment without cause.

In addition to the Option Acceleration Provision contained in the 1992 Plan agreements, the Company's 1983 Stock Option Plan provides that options granted under such plan to each of the executive officers named in the Summary Compensation Table become fully exercisable, even if not otherwise exercisable, if such options are not assumed by the surviving corporation of any merger or consolidation of the Company or in connection with the sale or transfer by the Company of substantially all of its assets.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


May 8, 1996                         PERCEPTRON, INC.


                                    By: /s/ Alfred A. Pease
                                    Its: President and Chief
                                         Executive Officer

                                 EXHIBIT INDEX

Exhibit No.          Description of Exhibits

23                   Consent of Independent Accountants

27                   Financial Data Schedule