Form 10-K/A
period 1995-12-31
PERCEPTRON INC/MI
filed 1996-06-28
CIK 887226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A-3

           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1995

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ------ to ------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Paul L. McDermott, a director of the Company, is a Managing Director at Nomura Securities International, Inc., an investment banking firm, which has in the past and may in the future provide investment banking services to the Company.

         The Company is a member of the Auto Body Consortium (the "ABC"), a group comprised of General Motors Corporation, Ford Company and Chrysler Corporation, companies in automotive-related businesses, including the Company, and several universities and research organizations. Dwight D. Carlson, Vice Chairman of the Board and the former President and Chief Executive Officer, and a director of the Company, is the Chairman of the Board of the ABC, a non-profit corporation. In connection with an industry matching commitment for a $4,800,000 grant made to the ABC by the U.S. Department of Commerce, the Company has committed to spend approximately $50,000 per year for three years, commencing in October 1992, to help fund research to reduce variation in the automobile body manufacturing process. For the three year period commencing in 1992, the Company has also committed to make available to the ABC one or more Company employees whose total compensation and benefits cost to the Company was approximately $150,000 per year. In October 1995, the ABC received a $8,300,000 grant from the Department of Commerce. In connection with industry matching commitments for such grant, the Company has committed to spend approximately $100,000 per year for three years, commencing in October 1995. Such commitment can be cancelled by the Company upon 60 days' notice.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 1996                          PERCEPTRON, INC.

                                          By: /S/ Alfred A. Pease
                                              -----------------------------
                                              Alfred A. Pease
                                              President and Chief
                                              Executive Officer