Form 10-Q
period 1996-06-30
PERCEPTRON INC/MI
filed 1996-08-14
CIK 887226

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

Commission file number:  0-20206

                               PERCEPTRON, INC.
            (Exact name of registrant as specified in its charter)

Michigan                                             38-2381442
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

         23855 Research Drive, Farmington Hills, Michigan  48335-2643
                   (Address of principal executive offices)

                                (810) 478-7710
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                  No

The number of shares outstanding of each of the issuer's classes of common stock as of July 26, 1996 was:

Common Stock, $0.01 par value                     7,017,168
           Class                              Number of shares

                       PERCEPTRON, INC. AND SUBSIDIARIES

                                     INDEX

                         PART 1. Financial Information

ITEM 1   Financial Statements

         Condensed Consolidated Balance Sheets -- June 30, 1996
         and December 31, 1995

         Condensed Consolidated Statements of Income -- Three and Six Months ended June 30, 1996 and 1995

         Condensed Consolidated Statements of Cash Flows -- Six
         Months ended June 30, 1996 and 1995

         Notes to Condensed Consolidated Financial Statements

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                          PART II. Other Information

ITEM 6   Exhibits and Reports on Form 8-K

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PERCEPTRON, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                           June 30,          December 31,
                                             1996               1995
                                           --------          -----------
ASSETS

Current assets:
  Cash and cash equivalents               $14,760,000         $14,990,000
  Accounts receivable, net of
    reserves of $166,000 and $35,000       15,554,000          14,292,000
  Inventory, net of reserves of
    $661,000 and $700,000                   5,541,000           4,114,000
  Prepaid expenses and deferred tax asset   1,251,000           2,658,000
                                           ----------          ----------
     Total current assets                  37,106,000          36,054,000
                                           ----------          ----------

Property and equipment:
  Leased equipment                            318,000             318,000
  Machinery and equipment                   8,631,000           7,696,000
  Furniture and fixtures                      466,000             492,000
  Leasehold improvements                       95,000              95,000
  Construction in progress - building       1,574,000                   0
  Less accumulated depreciation and
    amortization                           (6,389,000)         (6,074,000)
                                           ----------           ---------

     Total property and equipment           4,695,000           2,527,000
                                           ----------          ----------

  Total assets                            $41,801,000         $38,581,000
                                           ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Capital lease obligations                   $21,000            $46,000
  Accounts payable                          1,441,000          2,070,000
  Accrued expenses                          4,250,000          3,823,000
  Accrued compensation and stock
    option expense                          1,525,000          2,284,000
                                           ----------         ----------
     Total current liabilities              7,237,000          8,223,000
                                           ----------         ----------
Commitments and Contingencies                    ----               ----

Shareholders' equity:
  Preferred stock, no par value, 1,000,000
    shares authorized, none issued               ----               ----
  Common stock, $.01 par value; 19,000,000
    shares authorized, 6,999,900 and
    6,723,000 issued and outstanding at
    June 30, 1996 and December 31, 1995,
    respectively                               70,000             67,000
Cumulative translation adjustments           (743,000)          (474,000)
Additional paid-in capital                 31,053,000         29,876,000
Retained earnings                           4,184,000            889,000
                                           ----------         ----------
     Total shareholders' equity            34,564,000         30,358,000
                                           ----------         ----------
     Total liabilities and
       shareholders' equity               $41,801,000        $38,581,000
                                           ==========         ==========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                    Three Months Ended June 30,    Six Months Ended June 30,
                    --------------------------     ------------------------
                      1996              1995         1996            1995
                    --------          --------     --------        --------

Net sales           $11,663,000     $ 8,603,000    $20,725,000   $14,592,000

Cost of sales         4,617,000       3,353,000      8,372,000     5,736,000
                     ----------     -----------     ----------    ----------


    Gross profit      7,046,000       5,250,000     12,353,000     8,856,000

Selling, general and
  administrative
  expense             2,675,000       2,442,000      5,266,000     4,363,000

Engineering, research
  and development
  expense             1,559,000       1,048,000      2,719,000     2,106,000
                     ----------      ----------     ----------    ----------

    Income from
      operations      2,812,000       1,760,000      4,368,000     2,387,000

Interest income, net    178,000         154,000        339,000       260,000
                     ----------      ----------     ----------    ----------

    Income before
      provision for
      federal income
      taxes           2,990,000       1,914,000      4,707,000    2,647,000

Provision for federal
  income taxes          897,000               0      1,412,000            0
                      ---------       ---------      ---------   ----------
     Net income      $2,093,000      $1,914,000     $3,295,000   $2,647,000
                      =========       =========      =========    =========

Net income per
  weighted average
  share                    $.27            $.27           $.43         $.37
                      =========       =========      =========    =========
Weighted average
  common and common
  equivalent shares   7,677,268       7,126,139      7,583,247    7,101,440
                      =========       =========      =========    =========







The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               Six Months Ended June 30,
                                           --------------------------------
                                             1996                    1995
                                           --------                --------

Cash flows from operating activities:
  Net income                               $3,295,000            $2,647,000
                                            ---------             ---------
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
      Depreciation and amortization           315,000               367,000
      Changes in operating assets and
        liabilities:
          Accounts receivable              (1,444,000)              288,000
          Inventory                        (1,427,000)           (1,253,000)
          Prepaid expenses and other
            current assets                  1,407,000               (43,000)
          Accounts payable                   (629,000)              876,000
          Accrued expenses                   (332,000)             (445,000)
                                           ----------            ----------
            Total adjustments              (2,110,000)             (210,000)
                                           ----------            ----------
          Net cash provided by operating
            activities                      1,185,000             2,437,000
                                           ----------            ----------

Cash flows used in investing activities:
  Capital expenditures                     (2,483,000)             (837,000)
                                           ----------            ----------

Cash flows from financing activities:
  Principal payments under capital lease
    obligations                               (25,000)              (55,000)
  Proceeds from issuance of short-term debt      ----               231,000
  Proceeds from exercise of options and
    other                                   1,180,000               475,000
                                           ----------            ----------

  Net cash provided by financing
    activities                              1,155,000               651,000
                                           ----------            ----------
Effect of exchange rates on cash and
  cash equivalents                            (87,000)               56,000
                                           ----------            ----------

  Net increase (decrease) in cash and
    cash equivalents                         (230,000)            2,307,000

  Cash and cash equivalents, beginning
    of year                                14,990,000             7,917,000
                                           ----------            ----------
  Cash and cash equivalents, end of
    period                                $14,760,000           $10,224,000
                                           ==========            ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1. Financial Statement Presentation

         Information for the three and six months ended June 30, 1996 and 1995 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the management of Perceptron, Inc. ("Perceptron" or the "Company") considers necessary for fair presentation of financial position, results of operations and cash flows. In accordance with the instructions for the completion of the Quarterly Report on Form 10-Q, certain information and footnote disclosures necessary to comply with generally accepted accounting principles have been condensed or omitted. 1995 amounts for engineering, research, and development and selling, general, and administrative expenses have been reclassified to conform to the 1996 presentation.

         These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which contains a summary of Perceptron's accounting principles and other footnote information. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Note 2. Three-for-Two-Stock Split

         The Company's Board of Directors announced a three-for-two stock split of the Company's Common Stock which was effected in the form of a stock dividend payable on November 30, 1995 to shareholders of record on November 20, 1995. All reported historical information has been adjusted accordingly to reflect the impact of this stock split.

Note 3. Inventory

         Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first in, first out (FIFO) method.
Inventory, net of reserves, is comprised of the following:

                                      June 30,           December 31,
                                        1996                1995
                                      --------           ------------

     Component parts                 $3,405,000           $3,022,000
     Work in process                  1,387,000              641,000
     Finished goods                     749,000              451,000
                                      ---------            ---------
          Total                      $5,541,000           $4,114,000
                                      =========            =========
Note 4. Net Income Per Share

         Net income per common and common equivalent share is calculated based upon the weighted average number of shares of Common Stock outstanding, adjusted for the dilutive effect of stock options and warrants, using the treasury stock method.

Note 5. Commitments and Contingencies

         The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than the indemnification matter and the complaint discussed in the following paragraphs.

         The Company has been informed that certain of its customers have received allegations of possible patent infringement involving processes and methods used in the Company's products. One such customer is currently engaged in litigation relating to such matter. This customer has notified various companies, including the Company from which it has purchased such equipment, that it expects the suppliers of such equipment to indemnify such customer, on a pro-rata basis, for expenses and damages, if any, incurred in this matter. Management believes, however, that the processes used in the Company's products were independently developed without utilizing any previously patented process or technology. Because of the uncertainty surrounding the nature of any possible infringement and the validity of any such claim or any possible customer claim for indemnity, it is not possible to estimate the ultimate effect, if any, of this matter on the company's financial position.

         On March 13, 1996, a complaint was filed naming the Company as a defendant along with two other co-defendants, in an action alleging that the Company's TriCam sensor violates a patent held by the plaintiff and seeking preliminary and permanent injunctions and damages. Management believes that its TriCam sensor was independently developed without utilizing any previously patented process or technology and intends to vigorously defend its position.

Note 6. Credit Facilities

         The Company has unsecured bank credit facilities of $4.0 million US and 1.0 million DM, which may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (8.25% as of July 25, 1996) and any borrowings to finance equipment purchases will bear interest at the bank's prime rate plus 1/2%. These credit facilities expire on May 31, 1997 unless canceled earlier by the Company or the bank. At June 30, 1996, the Company had no outstanding liabilities under these facilities.

Note 7. Foreign Exchange Contracts

         The Company has implemented a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it generally enters into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At June 30, 1996, the Company had entered into forward contracts covering $1,047,000 US (1,600,000
DM). These contracts mature on various dates through December 1996. The fair market value of the contracts at June 30, 1996 was $1,050,000, resulting in a net receivable of $3,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995

         Net sales. The Company's net sales increased by 36% from $8.6 million in the second quarter of 1995 to $11.7 million in the second quarter of 1996. The increase of $3.1 million in net sales is primarily attributable to sales to domestic automotive customers of $7.2 million, up by $0.6 million from the same quarter last year, and international automotive sales of $3.8 million, up by $1.8 million from the same quarter last year. The remainder of the net sales increase is due to non-automotive customer deliveries.

         New order bookings during the second quarter of 1996 totaled $17.7 million compared to $10.9 million in the second quarter of 1995. The increase of $6.8 million is attributable to orders from domestic automotive customers of $13.6 million, up by $5.9 million on a comparative basis over $7.7 million in the second quarter of 1995, combined with $4.1 million in orders during the second quarter of 1996 from European and Asian customers, an increase of $0.9 million as compared to the same period in 1995.

         New order bookings are dependent on the timing of customer re-tooling programs, and accordingly may vary significantly from quarter to quarter. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.

         Gross profit. Gross profit increased from $5.3 million in the second quarter of 1995 to $7.0 million in the second quarter of 1996. Gross profit as a percentage of net sales decreased from 61.0% in the second quarter of 1995 to 60.4% in the second quarter of 1996. The decrease is due primarily to lower gross profit percentages on new products which are not being manufactured in significant quantities at this time.

         Selling, general and administrative expense. Selling, general and administrative expenses increased from $2.4 million in the second quarter of 1995 to $2.7 million in the second quarter of 1996. This change is due principally to increased personnel and related expenses to support the 1996 operating activity. As a percentage of sales, selling, general and administrative expenses decreased from 28.4% in the second quarter of 1995, to 22.9% in the second quarter of 1996, primarily due to the higher sales base.

         Engineering, research and development expense. Engineering, research and development expenses increased from $1.0 million in the second quarter of 1995, to $1.6 million in the second quarter of 1996, due primarily to increased personnel. As a percentage of net sales, research and development expense increased from 12.2% in the second quarter of 1995 to 13.4% in the second quarter of 1996.

         Interest income, net. Interest income increased from $154,000 in the second quarter of 1995, to $178,000 in the second quarter of 1996, due primarily to higher cash balances and related investing activities.

         Income before provision for federal income taxes. During the second quarter of 1995, the Company had income before provision for federal income taxes of $1.9 million, representing 22.2% of net sales, as compared to income before provision for federal income taxes of $3.0 million, representing 25.6% of net sales, in the second quarter of 1996.

         Provision for federal income taxes. For U.S. federal income tax reporting purposes, as of December 31, 1995, net operating loss carryforwards were available in the approximate amount of $3.6 million. Investment tax and research and development credits of $860,000 were also available to benefit future reported U.S. taxable earnings. These losses and credits expire, if unused, on various dates from 1998 through 2007. The Company also had, as of December 31, 1995, tax loss carryforwards available at foreign subsidiaries of approximately $4.0 million, which may be carried forward indefinitely. Because of the availability of these tax loss carryforwards, there was no provision for federal income taxes during 1995.

         For financial reporting purposes, because the Company anticipates utilizing certain of these carryforwards and credits in 1996, a deferred tax asset was recorded as of December 31, 1995, representing the estimated tax benefit of these items. For the three months ended June 30, 1996, the Company recorded a $0.9 million provision for federal income taxes, representing an estimated effective tax rate of 30%.

         Net income. During the second quarter of 1995, the Company had net income of $1.9 million representing 22.2% of net sales, as compared to net income of $2.1 million representing 17.9% of net sales in the second quarter of 1996.

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         Net Sales. The Company's net sales increased by 42% from $14.6 million in the first six months of 1995 to $20.7 million in the first six months of 1996. The increase of $6.1 million in net sales is attributable primarily to sales to domestic automotive customers of $14.2 million, up $4.0 million from $10.2 million in the same period last year. International automotive sales for the first six months of 1996 totaled $5.0 million, up $0.6 million from $4.4 million in the same six month period last year. Quarterly fluctuations in these geographic segments is due primarily to the timing of customer delivery requirements. The remainder of the net sales increase is due to non-automotive customer deliveries.

         New order bookings for the six months ended June 30, 1996 totaled $25.3 million compared to $19.0 million in the comparable period of 1995. The increase of $6.3 million is attributable to a $3.2 million increase in orders from domestic automotive customers up to $17.5 million for the first six months of 1996 from $14.3 million in 1995, and an increase of $3.1 million from European and Asian automotive customers, up to $7.8 million for the first six months of 1996 from $4.7 million in 1995.

         New order bookings are dependent on the timing of customer re-tooling programs, and accordingly may vary significantly from quarter to quarter. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.

         Backlog at June 30, 1996 totaled $20.8 million compared to $15.8 million at June 30, 1995 and $16.3 million at December 31, 1995. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in backlog by December 31, 1996.

         Gross profit. Gross profit increased from $8.9 million in the first six months of 1995 to $12.4 million in the first six months of 1996. Gross profit as a percentage of net sales decreased from 60.7% in the first six months of 1995 to 59.6% in the first six months of 1996. The decrease is primarily due to the lower gross profit percentage associated with one specific sale by the Company of a new product, which was integrated into equipment acquired from an original equipment manufacturer ("OEM") and sold as a complete system during the first quarter of 1996. The Company may, in the future, sell this product to OEM's who will in turn resell these systems after integrating them into their equipment. The decrease is also due to lower gross profit percentages on new products which are not being manufactured in significant quantities at this time.

         Selling, general and administrative expense. Selling, general and administrative expenses increased from $4.4 million in the first six months of 1995 to $5.3 million in the first six months of 1996. This change is due principally to increased personnel and related expenses to support the 1996 operating activity. As a percentage of sales, selling, general and administrative expenses decreased from 29.9% in the first six months of 1995, to 25.4% in the first six months of 1996, due primarily to the higher sales base.

         Engineering, research and development expense. Engineering, research and development expenses increased from $2.1 million in the first six months of 1995, to $2.7 in the first six months of 1996, due primarily to increased personnel. As a percentage of net sales, research and development expense decreased from 14.4% in the first six months of 1995 to 13.1% in the first six months of 1996 due primarily to the higher sales base, offset partially by the increased personnel costs.

         Interest income, net. Interest income increased from $260,000 in the first six months of 1995, to $339,000 in the first six months of 1996, due to higher cash balances and related investing activities.

         Income before provision for federal income taxes. During the first six months of 1995, the Company had income before provision for federal income taxes of $2.6 million, representing 18.1% of net sales, as compared to income before provision for federal income taxes of $4.7 million, representing 22.7% of net sales, in the first six months of 1996.

         Provision for federal income taxes. For U.S. federal income tax reporting purposes, as of December 31, 1995, net operating loss carryforwards were available in the approximate amount of $3.6 million. Investment tax and research and development credits of $860,000 were also available to benefit future reported U.S. taxable earnings. These losses and credits expire, if unused, on various dates from 1998 through 2007. The Company also had, as of December 31, 1995, tax loss carryforwards available at foreign subsidiaries of approximately $4.0 million, which may be carried forward indefinitely. Because of the availability of these tax loss carryforwards, there was no provision for federal income taxes during 1995.

         For financial reporting purposes, because the Company anticipates utilizing certain of these carryforwards and credits in 1996, a deferred tax asset was recorded as of December 31, 1995, representing the estimated tax benefit of these items. For the six months ended June 30, 1996, the Company recorded a $1.4 million provision for federal income taxes, representing an estimated effective tax rate of 30%.

         Net income. During the first six months of 1995, the Company had net income of $2.6 million representing 18.1% of net sales, as compared to net income of $3.3 million representing 15.9% of net sales in the first six months of 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents as of June 30, 1996 totaled $14.8 million, as compared with $15.0 million as of December 31, 1995. This decrease was due primarily to cash outlays to fund increased receivables and inventory levels, capital expenditures and reduced current liabilities, offset by net income and proceeds from stock options exercised during the period.

         The Company has unsecured credit facilities totaling $4.0 million U.S. and 1.0 million DM. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (8.25% as of July 25, 1996) and any borrowings to finance equipment purchases will bear interest at the bank's prime rate plus 1/2%. The credit facilities expire on May 31, 1997 unless canceled earlier by the Company or the bank. As of June 30, 1996 and December 31, 1995, the Company had no short-term or long-term debt other than capital leases outstanding.

         The Company's working capital increased to $29.9 million at June 30, 1996, from $27.8 million at December 31, 1995. Accounts receivable increased from $14.3 million as of December 31, 1995 to $15.6 million as of June 30, 1996 primarily as a result of increased sales. The increase of approximately $1.4 million in inventory is due primarily to an increase in component parts inventory to support the 1996 production plan. The decrease of $1.0 million in current liabilities is due primarily to the payments of 1995 performance bonuses and decreased accounts payable. Prepaid and deferred tax asset has been reduced $1.4 million as a result of the federal income tax provision established for the six months.

         The Company does not believe that inflation has had any significant impact on historical operations, and does not expect any significant near-term inflationary impact.

         On March 28, 1996, the Company exercised its option to purchase, for approximately $5.4 million, certain land and a new facility it had previously agreed to lease. Construction of this facility, which will be financed by the Company, began in April 1996. The Company expects to occupy this facility in December 1996. The Company is currently reviewing permanent financing alternatives for this facility. Through June 30, 1996, $1.6 million in progress payments have been recorded on the new facility.

         The Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated 1996 cash flow requirements.








































                         PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)     Exhibits

                 4.4 Revised Credit Agreement dated May 22, 1996 between Perceptron, Inc., Perceptron GmbH and NBD Bank, N.A. and related Demand Business Loan Note.

                 10.47   Seventh Amendment to the 1992 Stock Option Plan

                 10.48   Eighth Amendment to the 1992 Stock Option Plan

                 10.49   Second Amendment to the Directors Stock Option Plan

                 10.50 Two Forms of Agreement Not to Compete between the Company and certain officers of the Company

                 10.51 Development and Purchase Agreement between DeMattia Development Company, Plymouth-West Limited Partnership and Perceptron, Inc. dated June 2, 1996

                 10.52 Mortgage between DeMattia Development Company and Perceptron, Inc. dated June 2, 1996

                 11      Statement re:  computation of earnings per share

                 27      Financial Data Schedule

         (B)     Reports on Form 8-K

                 None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Perceptron, Inc.
                                          (Registrant)



Date:  August 14, 1996                By:  /S/ Alfred A. Pease
                                          --------------------------
                                          Alfred A. Pease, President
                                          and Chief Executive Officer


Date:  August 14, 1996                By:  /S/ John G. Zimmerman
                                          --------------------------
                                          John G. Zimmerman,
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


Date:  August 14, 1996                By:  /S/Paul J. Tripodi
                                          ---------------------------
                                          Paul J. Tripodi, Controller
                                          (Principal Accounting Officer)