Form 10-Q
period 1996-09-30
PERCEPTRON INC/MI
filed 1996-11-14
CIK 887226

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.

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

        Yes   [X]                    No [ ]

The number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1996 was:

Common Stock, $0.01 par value        7,111,079
         Class                   Number of shares

                     PERCEPTRON, INC. AND SUBSIDIARIES

                                   INDEX

                       PART 1. Financial Information

ITEM 1  Financial Statements

                Condensed Consolidated Balance Sheets -- September 30, 1996 and December 31, 1995

                Condensed Consolidated Statements of Income -- Three and Nine Months ended September 30, 1996 and 1995

                Condensed Consolidated Statements of Cash Flows -- Nine Months ended September 30, 1996 and 1995

                Notes to Condensed Consolidated Financial Statements

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                        PART II. Other Information


ITEM 4  Submission of Matters to a Vote of Security Holders

ITEM 6  Exhibits and Reports on Form 8-K

                      PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     PERCEPTRON, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                    September 30,       December 31,
                                         1996               1995
                                    -------------       -----------
ASSETS

Current assets:
  Cash and cash equivalents         $15,227,000        $14,990,000
  Accounts receivable, net of
    reserves of $191,000 and
    $35,000                          16,480,000         14,292,000
  Inventory, net of reserves of
    $761,000 and $700,000             5,884,000          4,114,000
  Prepaid expenses and deferred
    tax asset                           725,000          2,658,000
                                     ----------         ----------
      Total current assets           38,316,000         36,054,000
                                     ----------         ----------
Property and equipment:
  Leased equipment                      318,000            318,000
  Machinery and equipment             9,001,000          7,696,000
  Furniture and fixtures                466,000            492,000
  Leasehold improvements                 95,000             95,000
  Construction in progress - building 3,614,000                  0
  Less accumulated depreciation
    and amortization                 (6,656,000)        (6,074,000)
                                     ----------         ----------
     Total property and equipment     6,838,000          2,527,000
                                     ----------         ----------
  Total assets                      $45,154,000        $38,581,000
                                     ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                 $  1,142,000        $ 2,116,000
  Accrued expenses                    4,470,000          3,823,000
  Accrued compensation and stock
    option expense                    1,912,000          2,284,000
                                     ----------         ----------
    Total current liabilities         7,524,000          8,223,000
                                     ----------         ----------
Commitments and Contingencies              ----               ----

Shareholders' equity:
  Preferred stock, no par value,
    1,000,000 shares authorized,
    none issued                            ----               ----
  Common stock, $.01 par value;
    19,000,000 shares authorized,
    7,084,000 and 6,723,000 issued
    and outstanding at September 30,
    1996 and December 31, 1995,
    respectively                         71,000             67,000
  Cumulative translation adjustments   (792,000)          (474,000)
  Additional paid-in capital         31,378,000         29,876,000
  Retained earnings                   6,973,000            889,000
                                     ----------         ----------
      Total shareholders' equity     37,630,000         30,358,000
                                     ----------         ----------
      Total liabilities and
      shareholders' equity          $45,154,000        $38,581,000
                                     ==========         ==========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                     PERCEPTRON, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                   1996                   1995        1996                    1995
                                 --------------------------------    -------------------------------
Net sales                        $12,856,000           $9,311,000    $33,581,000         $23,903,000

Cost of sales                      4,716,000            3,488,000     13,088,000           9,224,000
                                  ----------            ---------     ----------          ----------
   Gross profit                    8,140,000            5,823,000     20,493,000          14,679,000

Selling, general and admini-
  strative expense                 2,928,000            2,246,000      8,194,000           6,609,000

Engineering, research and
  development expense              1,475,000            1,194,000      4,194,000           3,300,000
                                  ----------           ----------     ----------          ----------
   Income from operations          3,737,000            2,383,000      8,105,000           4,770,000

Interest income, net                 248,000              133,000        587,000             393,000
                                  ----------           ----------     ----------           ---------
   Income before provision for
     federal income taxes          3,985,000            2,516,000      8,692,000           5,163,000

Provision for federal income
  taxes                            1,196,000                    0      2,608,000                   0
                                  ----------           ----------     ----------          ----------

   Net income                    $ 2,789,000          $ 2,516,000    $ 6,084,000         $ 5,163,000
                                  ==========           ==========     ==========          ==========
Net income per weighted average
  share                          $       .36          $       .34    $       .80         $       .72
                                  ==========           ==========     ==========          ==========
Weighted average common and
  common equivalent shares         7,679,565            7,310,319      7,600,415           7,186,967
                                  ==========           ==========     ==========          ==========



The accompanying notes are an integral part of the condensed consolidated financial statements.




                     PERCEPTRON, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                          Nine Months Ended September 30,
                                      -----------------------------------
                                           1996               1995
                                      -------------       -------------

Cash flows from operating activities:
  Net income                          $   6,084,000       $   5,163,000
                                       ------------        ------------
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization         582,000            518,000
      Changes in operating assets and
        liabilities:
          Accounts receivable            (2,403,000)          (409,000)
          Inventory                      (1,770,000)        (1,695,000)
          Prepaid expenses and other
            current assets                1,933,000           (248,000)
          Accounts payable                 (974,000)           458,000
          Accrued expenses                  275,000            289,000
                                         ----------         ----------
              Total adjustments          (2,357,000)        (1,087,000)
                                         ----------         ----------
          Net cash provided by operating
            activities                    3,727,000          4,076,000
                                         ----------         ----------

Cash flows used in investing activities:
  Capital expenditures                   (4,893,000)        (1,406,000)
                                         ----------         ----------

Cash flows from financing activities:
  Proceeds from issuance of short-term
    debt                                       ----            988,000
  Proceeds from exercise of options and
    other                                 1,506,000            493,000
  Repayment of short term debt                 ----         (1,275,000)
                                         ----------         ----------
  Net cash provided by financing
    activities                            1,506,000            206,000
                                         ----------         ----------
Effect of exchange rates on cash and
  cash equivalents                         (103,000)            26,000


  Net increase in cash and cash
    equivalents                             237,000          2,902,000

  Cash and cash equivalents, beginning
    of period                            14,990,000          7,917,000
                                         ----------         ----------
  Cash and cash equivalents, end of
    period                              $15,227,000        $10,819,000
                                         ==========         ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     PERCEPTRON, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Notes 1. Financial Statement Presentation

        Information for the three and nine months ended September 30, 1996 and 1995 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the management of Perceptron, Inc. ("Perceptron" or the "Company") considers necessary for fair presentation of financial position, results of operations and cash flows. In accordance with the instructions for the completion of the Quarterly Report on Form 10Q, certain information and footnote disclosures necessary to comply with generally accepted accounting principles have been condensed or omitted. Prior year amounts for engineering, research, and development and selling, general, and administrative expenses have been reclassified to conform to the 1996 presentation.

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

Note 3. Inventory

        Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first in, first out (FIFO) method.
Inventory, net of reserves, is comprised of the following:

                               September 30,     December 31,
                                   1996             1995
                               ------------      ------------


    Component parts              $4,126,000        $3,022,000
    Work in process               1,204,000           641,000
    Finished goods                  554,000           451,000
                                  ---------         ---------
         Total                   $5,884,000        $4,114,000
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

Note 6. Credit Facilities

        The Company has unsecured bank credit facilities of $4.0 million US and 1.0 million DM, which may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (8.25% as of November 5, 1996) and any borrowings to finance equipment purchases will bear interest at the bank's prime rate plus 1/2%. These credit facilities expire on May 31, 1997 unless canceled earlier by the Company or the bank. At September 30, 1996, the Company had no outstanding liabilities under these facilities.

Note 7. Foreign Exchange Contracts

        The Company has implemented a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it generally enters into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At September 30, 1996, the Company had entered into forward contracts covering $558,000 US (850,000
DM). These contracts mature on various dates through December 1996. The fair market value of the contracts at September 30, 1996 was $557,000, resulting in a net payable of $1,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

                           RESULTS OF OPERATIONS

              THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

        Net sales. The Company's net sales increased by 38% from $9.3 million in the third quarter of 1995 to $12.9 million in the third quarter of 1996. The increase of $3.6 million in net sales is primarily attributable to sales to domestic automotive customers of $6.7 million, up by $1.1 million from the same quarter last year, and international automotive sales of $5.6 million, up by $2.1 million from the same quarter last year. The remainder of the net sales increase is due to non-automotive customer deliveries.

        New order bookings during the third quarter of 1996 totaled $7.9 million compared to $9.9 million in the third quarter of 1995. The decrease of $2.0 million is attributable to a decline in orders of $3.0 million during the third quarter of 1996 from European and Asian customers, at $2.2 million in 1996 from $5.2 million in 1995, partially offset by an increase in orders by domestic automotive customers of $5.7 million, up by $1.0 million on a comparative basis over $4.7 million in the third quarter of 1995.

        New order bookings for the four month period ended October 31, 1996 amounted to $12.8 million versus $12.6 million in the four month period of 1995.

        New order bookings are dependent on the timing of customer re-tooling programs, and accordingly may vary significantly from quarter to quarter. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.

        Gross profit. Gross profit increased from $5.8 million in the third quarter of 1995 to $8.1 million in the third quarter of 1996. Gross profit as a percentage of net sales increased from 62.5% in the third quarter of 1995 to 63.3% in the third quarter of 1996. The increase is due primarily to manufacturing efficiencies generated on the higher sales volume.

        Selling, general and administrative expense. Selling, general and administrative expenses increased from $2.2 million in the third quarter of 1995 to $2.9 million in the third quarter of 1996. This change is due principally to increased personnel and related expenses to support the 1996 operating activity. As a percentage of sales, selling, general and administrative expenses decreased from 24.1% in the third quarter of 1995, to 22.8% in the third quarter of 1996, due primarily to the higher sales base.

        Engineering, research and development expense. Engineering, research and development expenses increased from $1.2 million in the third quarter of 1995, to $1.5 million in the third quarter of 1996, due primarily to increased personnel. As a percentage of net sales, engineering, research and development expense decreased from 12.8% in the third quarter of 1995 to 11.5% in the third quarter of 1996, due primarily to the higher sales base.

        Interest income, net. Interest income increased from $133,000 in the third quarter of 1995, to $248,000 in the third quarter of 1996, due primarily to higher cash balances and related investing activities.

        Income before provision for federal income taxes. During the third quarter of 1995, the Company had income before provision for federal income taxes of $2.5 million, representing 27.0% of net sales, as compared to income before provision for federal income taxes of $4.0 million, representing 31% of net sales, in the third quarter of 1996.

        Provision for federal income taxes. For U.S. federal income tax reporting purposes, as of December 31, 1995, net operating loss carryforwards were available in the approximate amount of $3.6 million. Investment tax and research and development credits of $860,000 were also available to benefit future reported U.S. taxable earnings. The Company also had, as of December 31, 1995, tax loss carryforwards available at foreign subsidiaries of approximately $4.0 million. Because of the availability of these tax loss carryforwards, there was no provision for federal income taxes during 1995.

        For financial reporting purposes, because the Company anticipated utilizing certain of these carryforwards and credits in 1996, a deferred tax asset was recorded as of December 31, 1995, representing the estimated tax benefit of these items. For the three months ended September 30, 1996, the Company recorded a $1.2 million provision for federal income taxes, representing an estimated effective tax rate of 30%.

        Net income. During the third quarter of 1995, the Company had net income of $2.5 million representing 27.0% of net sales, as compared to net income of $2.8 million representing 21.7% of net sales in the third quarter of 1996.

               NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net sales. The Company's net sales increased by 40% from $23.9 million in the first nine months of 1995 to $33.6 million in the first nine months of 1996. The increase of $9.7 million in net sales is attributable primarily to sales to domestic automotive customers of $20.9 million, up $5.1 million from $15.8 million in the same period last year. International automotive sales for the first nine months of 1996 totaled $10.7 million, up $2.8 million from $7.9 million in the same nine month period last year.
Quarterly fluctuations in these geographic segments are due primarily to the timing of customer delivery requirements. The remainder of the net sales increase is due to non-automotive customer deliveries.

        New order bookings for the nine months ended September 30, 1996 totaled $33.2 million compared to $28.9 million in the comparable period of 1995. The increase of $4.3 million is attributable to a $4.2 million increase in orders from domestic automotive customers up to $23.2 million for the first nine months of 1996 from $19.0 million in 1995, and an increase of $0.1 million from European and Asian automotive customers, up to $10.0 million for the first nine months of 1996 from $9.9 million in 1995.

        New order bookings for the ten month period ended October 31, 1996 totaled $38.0 million, a 20% increase over the prior year's ten month period amount of $31.6 million.

        New order bookings are dependent on the timing of customer re-tooling programs, and accordingly may vary significantly from quarter to quarter. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.

        Backlog at September 30, 1996 totaled $15.8 million compared to $16.3 million at September 30, 1995 and $16.3 million at December 31, 1995. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company.

        Gross profit. Gross profit increased from $14.7 million in the first nine months of 1995 to $20.5 million in the first nine months of 1996. Gross profit as a percentage of net sales decreased from 61.4% in the first nine months of 1995 to 61.0% in the first nine months of 1996. The decrease is due primarily to the lower gross profit percentage associated with one specific sale by the Company of a new product, which was integrated into equipment acquired from an original equipment manufacturer ("OEM") and sold as a complete system during the first quarter of 1996. The Company may, in the future, sell this product to OEM's who will in turn resell these systems after integrating them into their equipment. The decrease is also due to lower gross profit percentages on new products which are not being manufactured in significant quantities at this time.

        Selling, general and administrative expense. Selling, general and administrative expenses increased from $6.6 million in the first nine months of 1995 to $8.2 million in the first nine months of 1996. This change is due principally to increased personnel and related expenses to support the 1996 operating activity. As a percentage of sales, selling, general and administrative expenses decreased from 27.6% in the first nine months of 1995, to 24.4% in the first nine months of 1996, due primarily to the higher sales base.

        Engineering, research and development expense. Engineering, research and development expenses increased from $3.3 million in the first nine months of 1995, to $4.2 in the first nine months of 1996, due primarily to increased personnel. As a percentage of net sales, engineering, research and development expense decreased from 13.8% in the first nine months of 1995 to 12.5% in the first nine months of 1996 due primarily to the higher sales base.

        Interest income, net. Interest income increased from $393,000 in the first nine months of 1995, to $587,000 in the first nine months of 1996, due to higher cash balances and related investing activities.

        Income before provision for federal income taxes. During the first nine months of 1995, the Company had income before provision for federal income taxes of $5.2 million, representing 21.6% of net sales, as compared to income before provision for federal income taxes of $8.7 million, representing 25.9% of net sales, in the first nine months of 1996.

        Provision for federal income taxes. For U.S. federal income tax reporting purposes, as of December 31, 1995, net operating loss carryforwards were available in the approximate amount of $3.6 million.

Investment tax and research and development credits of $860,000 were also available to benefit future reported U.S. taxable earnings. The Company also had, as of December 31, 1995, tax loss carryforwards available at foreign subsidiaries of approximately $4.0 million. Because of the availability of these tax loss carryforwards, there was no provision for federal income taxes during 1995.

        For financial reporting purposes, because the Company anticipated utilizing certain of these carryforwards and credits in 1996, a deferred tax asset was recorded as of December 31, 1995, representing the estimated tax benefit of these items. For the nine months ended September 30, 1996, the Company recorded a $2.6 million provision for federal income taxes, representing an estimated effective tax rate of 30%.

        Net income. During the first nine months of 1995, Perceptron had net income of $5.2 million representing 21.6% of net sales, as compared to net income of $6.1 million representing 18.1% of net sales in the first nine months of 1996.

                      LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and cash equivalents as of September 30, 1996 totaled $15.2 million, as compared with $15.0 million as of December 31, 1995. This increase was due primarily to net income and proceeds from stock options exercised during the period offset by cash outlays to fund increased receivables and inventory levels, capital expenditures and reduced current liabilities.

        The Company has unsecured credit facilities totaling $4.0 million U.S. and 1.0 million DM. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (8.25% as of November 5, 1996) and any borrowings to finance equipment purchases will bear interest at the bank's prime rate plus 1/2%. The credit facilities expire on May 31, 1997 unless canceled earlier by the Company or the bank. As of September 30, 1996 and December 31, 1995, Perceptron had no short-term or long-term debt under these facilities.

        The Company's working capital increased to $30.8 million at September 30, 1996, from $27.8 million at December 31, 1995. Accounts receivable increased from $14.3 million as of December 31, 1995 to $16.5 million as of September 30, 1996 primarily as a result of increased sales. The increase of approximately $1.8 million in inventory is due primarily to an increase in component parts inventory to support the 1996 production plan. The decrease of $0.7 million in current liabilities is due primarily to the payments of 1995 performance bonuses and decreased accounts payable. Prepaid and deferred tax asset has been reduced $1.9 million due primarily to the federal income tax provision established for the nine months.

        The Company does not believe that inflation has had any significant impact on historical operations, and does not expect any significant near-term inflationary impact.

        On March 28, 1996, the Company exercised its option to purchase, for approximately $5.4 million, certain land and a new facility it had previously agreed to lease. Construction of this facility, which will be financed by the Company, began in April 1996. The building is expected to be completed by December 1996 at a total cost, with improvements, of $6.0 million. Through September 30, 1996, $3.6 million in progress payments have been recorded on the new facility.

        The Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated 1996 cash flow requirements.

                       PART II -- OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

        The Company held its Annual Meeting of Shareholders on July 12, 1996 at which the following action was taken:

        1. The Shareholders elected the following persons as the Company's Board of Directors, and the results of the vote on this matter were as follows:

                                                           Broker
Name                 For      Against      Abstained       Non-Votes
----                 ---      -------      ---------       ---------

Dwight D. Carlson  5,567,023   10,480          0           1,296,892
Philip J. DeCocco  5,516,480   61,023          0           1,296,892
Paul L. McDermott  5,567,023   10,480          0           1,296,892
Robert S. Oswald   5,567,023   10,480          0           1,296,892
Alfred A. Pease    5,567,023   10,480          0           1,296,892
Harry T. Rein      5,565,023   12,480          0           1,296,892
Paul E. Rice       5,565,023   12,480          0           1,296,892
Louis R. Ross      5,565,023   12,480          0           1,296,892
Terryll R. Smith   5,521,875   55,628          0           1,296,892

        2. The Shareholders approved an amendment to the 1992 Stock Option Plan to increase the shares of Common Stock available for grant under such plan by 250,000 shares and to restrict the number of shares of Common Stock which may be granted to any salaried employee in any fiscal year to 200,000. As to this proposal, 4,206,691 shares voted "for", 1,318,534 shares voted "against", 51,078 shares "abstained", and 1,298,092 were broker non-votes.

        3. The Shareholders approved an amendment to the Company's Directors Stock Option Plan to increase the shares of Common Stock available for grant under such plan by 63,000 shares. As to this proposal 4,271,224 shares voted "for", 1,252,440 shares voted "against", 52,639 shares "abstained", and 1,298,092 were broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (A)   Exhibits

                10.53   Amended and Restated 1992 Stock Option Plan

                10.54   Amended and Restated Employee Stock Purchase Plan

                10.56   Amended and Restated Directors Stock Option Plan

                11.     Statement re:  computation of earnings per share

                27      Financial Data Schedule

          (B)   Reports on Form 8-K

               None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Perceptron, Inc.
                                   (Registrant)


Date:   November 5, 1996       By: /S/ Alfred A. Pease
                                  --------------------------
                                  Alfred A. Pease, President
                                  and Chief Executive Officer


Date:   November 5, 1996       By: /S/ John G. Zimmerman
                                  --------------------------
                                  John G. Zimmerman,
                                  Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)


Date:   November 5, 1996       By: /S/Paul J. Tripodi
                                  --------------------------
                                  Paul J. Tripodi, Controller
                                  (Principal Accounting Officer)