Form 10-Q/A
period 1996-03-31
PERCEPTRON INC/MI
filed 1997-03-12
CIK 887226

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q/A-1

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.


Commission file number:  0-20206

                              PERCEPTRON, INC.
           (Exact name of registrant as specified in its charter)


Michigan                                                     38-2381442
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


             47827 Halyard Drive, Plymouth, Michigan  48170-2461
                  (Address of principal executive offices)


                               (313) 414-6100
             (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  x                                                   No
             -----                                                   -----
The number of shares outstanding of each of the issuer's classes of common stock as of April 15, 1996 was:


 Common Stock, $0.01 par value                          6,805,478
 -----------------------------                      ------------------
            Class                                    Number of shares

                      PERCEPTRON, INC. AND SUBSIDIARIES


                                    INDEX


                        PART I. FINANCIAL INFORMATION


                                                                    Page

ITEM I  Financial Statements

        Condensed Consolidated Balance Sheets - March 31, 1996       3
        and December 31, 1995

        Condensed Consolidated Statements of Income - Three
        Months Ended March 31, 1996 and 1995                         4

        Condensed Consolidated Statements of Cash Flows - Three
        Months Ended March 31, 1996 and 1995                         5

        Notes to Condensed Consolidated Financial Statements         6-7


ITEM 2 Management's Discussion and Analysis of Financial Condition 8-10 and Results of Operations



                         PART II. OTHER INFORMATION

ITEM 6  Exhibits and Reports on Form 8-K                             11









The company has restated its financial statements to reflect the effects of a non-cash compensation expense. Beginning in late 1994, some participants in the Company's stock option plan used Perceptron stock options to pay the exercise price of stock options issued under the plan. The Company was advised by its independent accounting firm that generally accepted accounting principles (GAAP) require the recording of a non-cash compensation expense relating to the certain option exercises during 1996 and 1995. See
Note 2 to the financial statements.

PART 1. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                      PERCEPTRON, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)



                                                                    March 31,   December 31,
                                                                      1996          1995
                                                                -------------  -------------
                                                                (as restated)  (as restated)
ASSETS
Current assets:
    Cash and cash equivalents                                   $  17,263,000  $  14,990,000
    Accounts receivable and other receivables,
     net of reserves of $170,000 and $35,000                       10,630,000     14,292,000
    Inventory, net of reserves of $661,000 and $700,000             5,277,000      4,114,000
    Prepaid expenses and deferred tax asset                         2,131,000      2,658,000

                                                                -------------  -------------
                    Total current assets                           35,301,000     36,054,000
                                                                -------------  -------------

Property and equipment:
    Leased equipment                                                  318,000        318,000
    Machinery and equipment                                         8,155,000      7,696,000
    Furniture and fixtures                                            469,000        492,000
    Leasehold improvements                                             95,000         95,000
    Less accumulated depreciation and amortization                 (6,213,000)    (6,074,000)

                                                                -------------  -------------
                    Total property and equipment                    2,824,000      2,527,000
                                                                -------------  -------------

    Total assets                                                $  38,125,000  $  38,581,000
                                                                =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Capital lease obligations, current                          $      32,000  $      46,000
    Accounts payable                                                1,541,000      2,070,000
    Accrued expenses                                                3,481,000      3,823,000
    Accrued compensation and stock option expense                   1,154,000      2,284,000

                                                                -------------  -------------
                    Total current liabilities                       6,208,000      8,223,000
                                                                -------------  -------------

Commitments and Contingencies                                             ---            ---

Shareholders' equity:
    Preferred Stock, no par value, 1,000,000 shares
      authorized, none issued                                             ---            ---
    Common stock, $.01 par value; 19,000,000 shares
      authorized, 6,790,000 and 6,723,000 issued and
      outstanding at March 31, 1996 and December 31, 1995,
      respectively                                                     68,000         67,000
    Cumulative translation adjustments                               (605,000)      (474,000)
    Additional paid-in capital                                     31,532,000     30,771,000
    Retained earnings / (deficit)                                     922,000         (6,000)

                                                                -------------  -------------
                    Total shareholders' equity                     31,917,000     30,358,000
                                                                -------------  -------------

                    Total liabilities and shareholders' equity  $  38,125,000  $  38,581,000
                                                                =============  =============




  The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PERCEPTRON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)





                                                           Three Months Ended March 31,
                                                        ---------------------------------
                                                               1996          1995
                                                           -------------  ----------
                                                           (as restated)
Net sales                                                  $   9,062,000  $5,989,000

Cost of sales                                                  3,755,000   2,383,000
                                                           -------------  ----------

         Gross profit                                          5,307,000   3,606,000

Selling, general and administrative expense                    2,591,000   1,921,000

Engineering, research and development expense                  1,160,000   1,058,000

Non-cash stock compensation expense                              421,000         ---
                                                           -------------  ----------

         Income from operations                                1,135,000     627,000

Interest income, net                                             161,000     106,000
                                                           -------------  ----------

         Income before provision for federal income taxes      1,296,000     733,000
                                                           -------------  ----------

Provision for federal income taxes                               368,000           0
                                                           -------------  ----------

         Net income                                        $     928,000  $  733,000
                                                           =============  ==========

Net income per weighted average share                      $         .12  $      .10
                                                           =============  ==========

Weighted average common and common
  equivalent shares                                            7,467,557   7,087,170
                                                           =============  ==========





   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                               1996         1995
                                                          -------------  -----------
                                                          (as restated)
Cash flows from operating activities:
  Net income                                              $     928,000  $   733,000
                                                          -------------  -----------

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
      Depreciation and amortization                             139,000      206,000
      Non-cash stock compensation                               421,000          ---
      Changes in operating assets and liabilities:
          Accounts receivable and other receivables           3,583,000    2,538,000
          Inventory                                          (1,163,000)    (748,000)
          Prepaid expenses and other current assets             527,000       57,000
          Accounts payable                                     (529,000)      91,000
          Accrued expenses                                   (1,472,000)    (510,000)
                                                          -------------  -----------
               Total adjustments                              1,506,000    1,634,000
                                                          -------------  -----------
          Net cash provided by operating activities           2,434,000    2,367,000
                                                          -------------  -----------

Cash flows (used in) investing activities:
      Capital expenditures                                     (436,000)    (221,000)
                                                          -------------  -----------

Cash flows from financing activities:
      Principal payments under capital lease obligations        (14,000)     (27,000)
      Proceeds from issuance of short-term debt                       0       86,000
      Proceeds from exercise of options and other               341,000      176,000
                                                          -------------  -----------

      Net cash provided by financing activities                 327,000      235,000
                                                          -------------  -----------

Effect of exchange rates on cash and cash equivalents           (52,000)      36,000
                                                          -------------  -----------

      Net increase in cash and cash equivalents               2,273,000    2,417,000

      Cash and cash equivalents, beginning of year           14,990,000    7,917,000
                                                          -------------  -----------

      Cash and cash equivalents, end of period            $  17,263,000  $10,334,000
                                                          =============  ===========





The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTES 1.  FINANCIAL STATEMENT PRESENTATION

     Information for the three months ended March 31, 1996 and 1995 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the management of Perceptron, Inc. ("Perceptron" or the "Company") consider necessary for fair presentation of financial position, results of operations and cash flows. In accordance with the instructions for the completion of the Quarterly Report on Form 10Q, certain information and footnote disclosures necessary to comply with generally accepted accounting principles have been condensed or omitted. Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

     These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which contains a summary of Perceptron's accounting principles and other footnote information. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

NOTE 2.  NON-CASH STOCK COMPENSATION EXPENSE:

     Beginning in late 1994, some participants in the Company's stock option plan have used Perceptron stock options to pay the exercise price of stock options issued under the plan. The Company was advised by its independent accounting firm that generally accepted accounting principles
(GAAP) require the recording of a non-cash compensation expense relating to certain option exercises during 1996 and 1995.

     The Company has restated its financial statements to record non-cash stock compensation expense, net of taxes, of $274,000 in the first quarter of fiscal 1996, and non-cash stock compensation expense, net of taxes, of $895,000 in the third quarter of fiscal 1995. The effect of these non-cash stock compensation charges on net income for the first quarter of fiscal year 1996 was a reduction of $.04 per share. The effect of these non-cash stock compensation charges on net income for the third quarter of fiscal year 1995 was a reduction of $.12 per share.

NOTE 3.  THREE-FOR-TWO-STOCK-SPLIT

     The Company's Board of Directors announced a three-for-two stock split of the Company's Common Stock which was effected in the form of a stock dividend payable on November 30, 1995 to shareholders of record on November 20, 1995. All reported historical information has been adjusted accordingly to reflect the impact of this stock split.

NOTE 4.  INVENTORY

     Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first in, first out (FIFO) method. Inventory, net of reserves, is comprised of the following:


                                          March 31,  December 31,
                                            1996          1995
                                         ----------  ------------
       Component       ...........       $3,161,000    $3,022,000
       Work in process ...........        1,382,000       641,000
       Finished goods  ...........          734,000       451,000
                                         ----------  ------------
                       Total .....       $5,277,000    $4,114,000
                                         ==========  ============


NOTE 5.  NET INCOME PER SHARE

     Net income per common and common equivalent share is calculated based upon the weighted average number of shares of Common Stock outstanding, adjusted for the dilutive effect of stock options and warrants, using the treasury stock method.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

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

NOTE 7.  CREDIT FACILITIES

     The Company has unsecured bank credit facilities of $4.0 million US and
1.0 DM, which may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (8.25% as of April 15, 1996) any borrowings to finance equipment purchases will bear interest at the bank's prime rate plus 1/2%. These credit facilities expire on June 30, 1996 unless canceled earlier by the Company or the bank. At March 31, 1996, the Company had no outstanding liabilities under these facilities.

NOTE 8.  FOREIGN EXCHANGE CONTRACTS

     The Company has implemented a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it generally enters into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At March 31, 1996, the Company had entered into forward contracts covering $525,000 US (760,000 DM). These contracts mature on various dates through June 1996. The fair market value of the contracts at March 31, 1996 was $514,000, resulting in a net receivable of $11,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     Net Sales. The Company's net sales increased by 51% from $6.0 million in the first quarter of 1995 to $9.1 million in the first quarter of 1996. The increase of $3.1 million in net sales is attributable to increased sales to domestic automotive customers, up by $4.2 million from the same quarter last year. International sales for the first quarter of 1996 totaled $1.2 million, down from $2.3 million in the same quarter last year. The fluctuations in these geographic segments is primarily due to the timing of customer delivery requirements.

     New order bookings during the first quarter of 1996 totaled $7.5 million compared to $8.1 million in the first quarter of 1995. The decrease of $0.6 million is attributable to the timing of orders from domestic automotive customers, down by $2.7 million on a comparative basis, offset by an increase of $2.1 million on a comparative basis from European and Asian customers.

     New order bookings are dependent on the timing of customer re-tooling programs, and accordingly may vary significantly from month to month. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.

     New order bookings for the four months ended April 30, 1996 totaled $16.7 million compared to $8.8 million in the comparable period of 1995. The increase of $7.9 million is attributable to a $2.6 million increase in orders from domestic automotive customers, and an increase of $5.3 million from European and Asian automotive customers.

     Backlog at March 31, 1996 and April 30, 1996 totaled $14.7 million and $21.7 million, respectively, compared to $16.3 million at December 31, 1995. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in backlog by December 31, 1996.

     Gross profit. Gross profit increased from $3.6 million in the first quarter of 1995 to $5.3 million in the first quarter of 1996. Gross profit as a percentage of net sales decreased from 60.2% in the first quarter of 1995 to 58.6% in the first quarter of 1996. The decrease is due primarily to the lower gross profit percentage associated with one specific sale by the Company of a new product, which was integrated into equipment acquired from an original equipment manufacturer ("OEM"), and sold as a complete system. The Company may, in the future, sell this product to OEM's who will in turn resell these systems after integrating them into their equipment. The decrease is also due to lower gross profit percentages on new products which are not being manufactured in significant quantities at this time.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased from $1.9 million in the first quarter of 1995 to $2.6 million in the first quarter of 1996. This change is principally due to increased personnel and related expenses to support the planned 1996 operating activity. As a percentage of sales, selling, general and administrative expenses decreased from 32.1% in the first quarter of 1995, to 28.6% in the first quarter of 1996.

     Engineering, research and development expense. Engineering, research and development expenses increased from $1.1 million in the first quarter of 1995, to $1.2 in the first quarter of 1996, due primarily to increased personnel. As a percentage of net sales, research and development expense decreased from 17.7% in the first quarter of 1995 to 12.8% in the first quarter of 1996.

     Non-cash stock compensation expense. Beginning in late 1994, some participants in the Company's stock option plan have used Perceptron stock options to pay the exercise price of stock options issued under the plan. The Company was advised that accounting rules require the recording of a non-cash compensation expense relating to certain of these exercises during 1996 and 1995, including $.4 million in the first quarter of 1996. See Note 2 to the Condensed Consolidated Financial Statements for further information.

     Interest income, net. Interest income increased from $106,000 in the first quarter of 1995, to $161,000 in the first quarter of 1996, due to higher cash balances and related investments.

     Income before provision for federal income taxes. During the first quarter of 1995, Perceptron had income before provision for federal income taxes of $733,000, representing 12.2% of net sales, as compared to income before provision for federal income taxes of $1.3 million, representing 14.3% of net sales, in the first quarter of 1996.

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


     For financial reporting purposes, because the Company anticipates utilizing certain of these carryforwards and credits in 1996, a deferred tax asset was recorded as of December 31,

1995, representing the estimated tax benefit of these items. For the three months ended March 31, 1996, the Company recorded a $368,000 provision for federal income taxes, representing an estimated effective tax rate of 28.4%.

     Net income. During the first quarter of 1995, Perceptron had net income of $733,000 representing 12.2% of net sales, as compared to net income of $928,000 million representing 10.2% of net sales in the first quarter of 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents as of March 31, 1996 totaled $17.3 million, as compared with $15.0 million as of December 31, 1995. This increase was due primarily to net income recorded in the quarter and the collection of accounts receivable, partially offset by increased inventory levels and reduced current liabilities.

     The Company has unsecured credit facilities totaling $4.0 million U.S. and
1.0 million DM. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (8.25% as of April 15, 1996) any borrowings to finance equipment purchases will bear interest at the bank's prime rate plus 1/2%. The credit facilities expire on June 30, 1996 unless canceled earlier by the Company or the bank. As of March 31, 1996 and December 31, 1995, Perceptron had no domestic short-term or long-term debt other than capital leases outstanding. The Company expects to renew these credit facilities.

     The Company's working capital increased to $29.1 million at March 31, 1996, from $27.8 million at December 31, 1995. Accounts receivable decreased from $14.3 million as of December 31, 1995 to $10.6 million as of March 31, 1996 primarily as a result of collections. The increase of approximately $1.2 million in inventory is due primarily to an increase in component parts inventory in preparation for the planned 1996 operating activity. The decrease of $2.0 million in current liabilities is due primarily to the payments of 1995 performance bonuses and decreased accounts payable.

     The Company does not believe that inflation has had any significant impact on historical operations, and does not expect any significant near-term inflationary impact.

     The Company expects to expend approximately $2.5 million during 1996 for capital equipment, although there is no binding commitment to do so.

     On March 28, 1996, the Company exercised its option to purchase, for $5.4 million, certain land and a new facility it had previously agreed to lease. Construction of this facility, which will be financed by the Company, began in April 1996. The Company expects to occupy this facility in December 1996. The Company is currently reviewing permanent financing alternatives for this facility.

     The Company believes that available cash on hand and existing credit facilities, will be sufficient to fund its currently anticipated 1996 cash flow requirements.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (A) Exhibits

               10.46   Amendment dated April 19, 1996 to
                       letter agreement dated December 13, 1993, between the Company and James A. Ratigan

               11.     Statement re:  computation of earnings per share.

                       As amended and refiled with Amendment No. 1 to Form 10-Q for the quarterly period ended March 31, 1996.


               27.     Financial Data Schedule

                       As filed with Amendment No. 1 to Form 10-Q for the quarterly period ended March 31, 1996


               (B)     Reports on Form 8-K

                       None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PERCEPTRON, INC.
                                       (Registrant)



Date:  February 28, 1997               By: /S/ Alfred A. Pease
                                          ---------------------------
                                           Alfred A. Pease, President
                                           and Chief Executive Officer

                                                                  SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                     DESCRIPTION                               PAGE
-------                    -----------                            ------------
11                        Computation of per Share earnings

27                        Financial Data Schedule