Form 10-Q/A
period 1996-06-30
PERCEPTRON INC/MI
filed 1997-03-12
CIK 887226

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

                                 (313) 414-6100
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




       Yes   X                            No
          -------                           --------
The number of shares outstanding of each of the issuer's classes of common stock as of July 26, 1996 was:


Common Stock, $0.01 par value                  7,017,168
-----------------------------               ----------------
        Class                               Number of shares

                       PERCEPTRON, INC. AND SUBSIDIARIES


                                     INDEX

                         PART 1. FINANCIAL INFORMATION


                                                                       PAGE
                                                                       ----
ITEM 1  Financial Statements

           Condensed Consolidated Balance Sheets -- June 30, 1996
           and December 31, 1995                                        3

           Condensed Consolidated Statements of Income -- Three
           and Six Months ended June 30, 1996 and 1995                  4

           Condensed Consolidated Statements of Cash Flows -- Six
           Months ended June 30, 1996 and 1995                          5

           Notes to Condensed Consolidated Financial Statements         6-7

ITEM 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    8-11



                           PART II. OTHER INFORMATION

ITEM 6     Exhibits and Reports on Form 8-K                             12








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

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       PERCEPTRON, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                                   June 30,     December 31,
                                                                     1996          1995
                                                                -------------  -------------
                                                                (as restated)  (as restated)
ASSETS
Current assets:
   Cash and cash equivalents                                      $14,760,000    $14,990,000
   Accounts receivable and other receivable,
       net of reserves of $166,000 and $35,000                     16,280,000     14,292,000
   Inventory, net of reserves of $661,000 and $700,000              5,541,000      4,114,000
   Prepaid expenses and deferred tax asset                          1,995,000      2,658,000

                                                                  -----------    -----------
         Total current assets                                      38,576,000     36,054,000
                                                                  -----------    -----------


Property and equipment:
   Leased equipment                                                   318,000        318,000
   Machinery and equipment                                          8,631,000      7,696,000
   Furniture and fixtures                                             466,000        492,000
   Leasehold improvements                                              95,000         95,000
   Construction in progress - building                              1,574,000              0
   Less accumulated depreciation and amortization                 (6,389,000)     (6,074,000)

                                                                  -----------    -----------
         Total property and equipment                               4,695,000      2,527,000
                                                                  -----------    -----------

   Total assets                                                   $43,271,000    $38,581,000
                                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Capital lease obligations                                      $    21,000    $    46,000
   Accounts payable                                                 1,441,000      2,070,000
   Accrued expenses                                                 4,250,000      3,823,000
   Accrued compensation and stock option expense                    1,525,000      2,284,000

                                                                  -----------    -----------
         Total current liabilities                                  7,237,000      8,223,000
                                                                  -----------    -----------


Commitments and Contingencies                                            ----           ----

Shareholders' equity:
   Preferred stock, no par value, 1,000,000 shares authorized,
     none issued                                                         ----           ----
   Common stock, $.01 par value; 19,000,000 shares
     authorized, 6,999,900 and 6,723,000 issued and
     outstanding at June 30, 1996 and December 31, 1995,
     respectively                                                      70,000         67,000
Cumulative translation adjustments                                   (743,000)      (474,000)
Additional paid-in capital                                         35,197,000     30,771,000
Retained earnings                                                   1,510,000         (6,000)

                                                                  -----------    -----------
         Total shareholders' equity                                36,034,000     30,358,000
                                                                  -----------    -----------

         Total liabilities and shareholders' equity               $43,271,000    $38,581,000
                                                                  ===========    ===========






The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                          ---------------------------    --------------------------

                                                             1996             1995          1996           1995
                                                          -----------      ----------    -----------    -----------
                                                        (as restated)                   (as restated)
Net sales                                                 $11,663,000      $8,603,000    $20,725,000    $14,592,000

Cost of sales                                               4,617,000       3,353,000      8,372,000      5,736,000
                                                          -----------      ----------    -----------    -----------

     Gross profit                                           7,046,000       5,250,000     12,353,000      8,856,000

Selling, general and administrative expense                 2,675,000       2,442,000      5,266,000      4,363,000

Engineering, research and development expense               1,559,000       1,048,000      2,719,000      2,106,000

Non-cash stock compensation expense                         2,315,000             ---      2,736,000            ---
                                                          -----------      ----------    -----------    -----------


     Income from operations                                   497,000       1,760,000      1,632,000      2,387,000

Interest income, net                                          178,000         154,000        339,000        260,000
                                                          -----------      ----------    -----------    -----------


     Income before provision for federal income taxes         675,000       1,914,000      1,971,000      2,647,000

Provision for federal income taxes                             87,000               0        455,000              0
                                                          -----------      ----------    -----------    -----------


     Net income                                           $   588,000      $1,914,000    $ 1,516,000    $ 2,647,000
                                                          ===========      ==========    ===========    ===========

Net income per weighted average share                     $       .08      $      .27    $       .20    $       .37
                                                          ===========      ==========    ===========    ===========

Weighted average common and common
     equivalent shares                                      7,677,268       7,126,139      7,583,247      7,101,440
                                                          ===========      ==========    ===========    ===========








The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                           Six Months Ended June 30,
                                                           ------------------------
                                                              1996         1995
                                                           -----------  -----------
                                                          (as restated)
Cash flows from operating activities:
   Net income                                              $ 1,516,000  $ 2,647,000
                                                           -----------  -----------

   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
       Depreciation and amortization                           315,000      367,000
       Non-cash stock compensation expense                   2,736,000          ---
       Changes in operating assets and liabilities:
          Accounts receivable                               (2,170,000)     288,000
          Inventory                                         (1,427,000)  (1,253,000)
          Prepaid expenses and other current assets            663,000      (43,000)
          Accounts payable                                    (629,000)     876,000
          Accrued expenses                                    (332,000)    (445,000)
                                                           -----------  -----------
               Total adjustments                              (844,000)    (210,000)
                                                           -----------  -----------
          Net cash provided by operating activities            672,000    2,437,000
                                                           -----------  -----------


Cash flows used in investing activities:
   Capital expenditures                                     (2,483,000)    (837,000)
                                                           -----------  -----------


Cash flows from financing activities:
   Principal payments under capital lease obligations          (25,000)     (55,000)
   Proceeds from issuance of short-term debt                      ----      231,000
   Proceeds from exercise of options and other               1,693,000      475,000
                                                           -----------  -----------


   Net cash provided by financing activities                 1,668,000      651,000
                                                           -----------  -----------

Effect of exchange rates on cash and cash equivalents          (87,000)      56,000
                                                           -----------  -----------


   Net increase (decrease) in cash and cash equivalents       (230,000)   2,307,000


   Cash and cash equivalents, beginning of year             14,990,000    7,917,000
                                                           -----------  -----------


   Cash and cash equivalents, end of period                $14,760,000  $10,224,000
                                                           ===========  ===========










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


NOTE 2. NON-CASH STOCK COMPENSATION EXPENSE

     Beginning in late 1994, some participants in the Company's stock option plan have used Perceptron stock options to pay the exercise price of stock options issued under the plan. The Company was advised by its independent accounting firm that generally accepted accounting principles (GAAP) require the recording of a non-cash compensation expense relating to certain options exercises during 1996 and 1995.

     The Company has restated its financial statements to record non-cash compensation expense, net of taxes, of $274,000 and $1,505,000 in the first and second quarters of fiscal 1996, respectively and non-cash stock compensation expense, net of taxes, of $895,000 in the third quarter of fiscal 1995. The effect of these non-cash stock compensation charges on net income for the first and second quarters of fiscal year 1996 was a reduction of $.04 per share and $.19 per share, respectively. The effect of these non-cash stock compensation charges on net income for the third quarter of fiscal year 1995 was a reduction of $.12 per share.

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

NOTE 4. INVENTORY

     Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first in, first out (FIFO) method. Inventory, net of reserves, is comprised of the following:


                                      June 30,   December 31,
                                        1996        1995
                                    ----------    ----------
     Component parts                $3,405,000    $3,022,000
     Work in process                 1,387,000       641,000
     Finished goods                    749,000       451,000
                                    ----------    ----------
          Total                     $5,541,000    $4,114,000
                                    ==========    ==========


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

NOTE 7. CREDIT FACILITIES

     The Company has unsecured bank credit facilities of $4.0 million US and
1.0 million DM, which may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (8.25% as of July 25, 1996) any borrowings to finance equipment purchases will bear interest at the bank's prime rate plus 1/2%. These credit facilities expire on May 31, 1997 unless canceled earlier by the Company or the bank. At June 30, 1996, the Company had no outstanding liabilities under these facilities.

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

     Non-cash stock compensation expense. Beginning in late 1994, some participants in the Company's stock option plan have used Perceptron stock options to pay the exercise price of stock options issued under the plan. The Company was advised that accounting rules require the recording of a non-cash compensation expense relating to certain of these exercises during 1996 and 1995, including $2.3 million in the second quarter of 1996. See Note 2 to the Condensed Consolidated Financial Statements for further information.

     Interest income, net. Interest income increased from $154,000 in the second quarter of 1995, to $178,000 in the second quarter of 1996, due primarily to higher cash balances and related investing activities.

     Income before provision for federal income taxes. During the second quarter of 1995, Perceptron had income before provision for federal income taxes of $1.9 million, representing 22.2% of net sales, as compared to income before provision for federal income taxes of $.7 million, representing 5.8% of net sales, in the second quarter of 1996.

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

     For financial reporting purposes, because the Company anticipates utilizing certain of these carryforwards and credits in 1996, a deferred tax asset was recorded as of December 31, 1995, representing the estimated tax benefit of these items. For the three months ended June 30, 1996, the Company recorded a $0.1 million provision for federal income taxes, representing an estimated effective tax rate of 13%.

     Net income. During the second quarter of 1995, the Company had net income of $1.9 million representing 22.2% of net sales, as compared to net income of $.6 million representing 5.0% of net sales in the second quarter of 1996.

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

     Non-cash stock compensation expense. Beginning in late 1994, some participants in the Company's stock option plan have used Perceptron stock options to pay the exercise price of stock options to pay the exercise price of stock options issued under the plan. The Company was advised that accounting rules require the recording of a non-cash compensation expense relating to certain of these exercises during 1996 and during the fiscal of 1995, including $2.7 million in the first six months of 1996. See Note 2 to the Condensed Consolidated Financial Statements for further information.

     Interest income, net. Interest income increased from $260,000 in the first six months of 1995, to $339,000 in the first six months of 1996, due to higher cash balances and related investing activities.

     Income before provision for federal income taxes. During the first six months of 1995, the Company had income before provision for federal income taxes of $2.6 million, representing 18.1% of net sales, as compared to income before provision for federal income taxes of $2.0 million, representing 9.5% of net sales, in the first six months of 1996.

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

     For financial reporting purposes, because the Company anticipates utilizing certain of these carryforwards and credits in 1996, a deferred tax asset was recorded as of December 31, 1995, representing the estimated tax benefit of these items. For the six months ended June 30, 1996, the Company recorded a $.5 million provision for federal income taxes, representing an estimated effective tax rate of 23.1%.

     Net income. During the first six months of 1995, Perceptron had net income of $2.6 million representing 18.1% of net sales, as compared to net income of $1.5 million representing 7.3% of net sales in the first six months of 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents as of June 30, 1996 totaled $14.8 million, as compared with $15.0 million as of December 31, 1995. This decrease was due primarily to cash outlays to fund increased receivable and inventory levels, capital expenditures and reduced current liabilities, offset by net income and proceeds from stock options exercised during the period.

     The Company has unsecured credit facilities totaling $4.0 million U.S. and
1.0 million DM. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (8.25% as of July 25, 1996) and any borrowings to finance equipment purchases will bear interest at the bank's prime rate plus 1/2%. The credit facilities expire on May 31, 1997 unless canceled earlier by the Company or the bank. As of June 30, 1996 and December 31, 1995, Perceptron had no short-term or long-term debt other than capital leases outstanding.

     The Company's working capital increased to $31.3 million at June 30, 1996, from $27.8 million at December 31, 1995. Accounts receivable and other receivables increased from $14.3 million as of December 31, 1995 to $16.3 million as of June 30, 1996 primarily as a result of increased sales. The increase of approximately $1.4 million in inventory is due primarily to an increase in component parts inventory to support the 1996 production plan. The decrease of $1.0 million in current liabilities is due primarily to the payments of 1995 performance bonuses and decreased accounts payable. Prepaid and deferred tax asset has been reduced $.6 million as a result of the federal income tax provision established for the six months.

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

            4.4 Revised Credit Agreement dated May 22, 1996 between Perceptron, Inc., Perceptron GmbH and NBD Bank, N.A. and related Demand Business Loan Note.

            10.47  Seventh Amendment to the 1992 Stock Option Plan

            10.48  Eighth Amendment to the 1992 Stock Option Plan

            10.49  Second Amendment to the Directors Stock Option Plan

            10.50 Two Forms of Agreement Not to Compete between the Company and certain officers of the Company

            10.51 Development and Purchase Agreement between DeMattia Development Company, Plymouth-West Limited Partnership and Perceptron, Inc. dated May, 1996

            10.52  Mortgage between DeMattia Development Company and
                   Perceptron, Inc. dated May   , 1996

            11.    Statement re:  computation of earnings per share.

                   As amended and refiled with Amendment No.1 to Form 10-Q for the quarterly period ended June 30, 1996

            27.    Financial Data Schedule

                   As amended and refiled with Amendment No.1 to Form 10-Q for the quarterly period ended June 30, 1996

       (B)  Reports on Form 8-K

            None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PERCEPTRON, INC.
                                           (Registrant)



Date:  February 28,1997                    By:  /S/ Alfred A. Pease
                                                ---------------------------
                                                Alfred A. Pease, President
                                                and Chief Executive Officer

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