Form 10-Q/A
period 1996-09-30
PERCEPTRON INC/MI
filed 1997-03-12
CIK 887226

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




     Yes   X                            No
         -----                             -----
The number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1996 was:

Common Stock, $0.01 par value               7,111,079
-----------------------------           -----------------
        Class                            Number of shares

                       PERCEPTRON, INC. AND SUBSIDIARIES


                                     INDEX

                         PART 1. FINANCIAL INFORMATION



                                                                         PAGE
                                                                         ----
ITEM 1      Financial Statements

            Condensed Consolidated Balance Sheets -- September 30, 1996
            and December 31, 1995                                        3

            Condensed Consolidated Statements of Income -- Three
            and Nine Months ended September 30, 1996 and 1995            4

            Condensed Consolidated Statements of Cash Flows -- Nine
            Months ended September 30, 1996 and 1995                     5

            Notes to Condensed Consolidated Financial Statements         6-7

ITEM 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    8-12


                           PART II. OTHER INFORMATION



ITEM 6 Exhibits and Reports on Form 8-K                                  13





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

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       PERCEPTRON, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                                September 30,                 December 31,
                                                                    1996                         1995
                                                                -------------                -------------
                                                                (as restated)                (as restated)
ASSETS

Current assets:
   Cash and cash equivalents                                    $  15,227,000                $  14,990,000
   Accounts receivable and other receivables, net of
     reserves of $191,000 and $35,000                              17,330,000                   14,292,000
   Inventory, net of reserves of $761,000 and $700,000              5,884,000                    4,114,000
   Prepaid expenses and deferred tax asset                          1,596,000                    2,658,000

                                                                -------------                -------------
         Total current assets                                      40,037,000                   36,054,000
                                                                -------------                -------------


Property and equipment:
   Leased equipment                                                   318,000                      318,000
   Machinery and equipment                                          9,001,000                    7,696,000
   Furniture and fixtures                                             466,000                      492,000
   Leasehold improvements                                              95,000                       95,000
   Construction in progress - building                              3,614,000                            0
   Less accumulated depreciation and amortization                  (6,656,000)                  (6,074,000)

                                                                -------------                -------------
         Total property and equipment                               6,838,000                    2,527,000
                                                                -------------                -------------

   Total assets                                                 $  46,875,000                $  38,581,000
                                                                =============                =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 1,142,000                    2,116,000
   Accrued expenses                                                 4,470,000                    3,823,000
   Accrued compensation and stock option expense                    1,912,000                    2,284,000

                                                                -------------                -------------
         Total current liabilities                                  7,524,000                    8,223,000
                                                                -------------                -------------


Commitments and Contingencies                                            ----                         ----

Shareholders' equity:
   Preferred stock, no par value, 1,000,000 shares authorized,
      none issued                                                        ----                         ----
   Common stock, $.01 par value; 19,000,000 shares
      authorized, 7,084,000 and 6,723,000 issued and
      outstanding at September 30, 1996 and December 31, 1995,
      respectively                                                     71,000                       67,000
Cumulative translation adjustments                                   (792,000)                    (474,000)
Additional paid-in capital                                         36,075,000                   30,771,000
Retained earnings                                                   3,997,000                       (6,000)

                                                                -------------                -------------
         Total shareholders' equity                                39,351,000                   30,358,000
                                                                -------------                -------------

         Total liabilities and shareholders' equity             $  46,875,000                $  38,581,000
                                                                =============                =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                        Three Months Ended September 30,      Nine Months Ended September 30,
                                                        --------------------------------      -------------------------------

                                                            1996                 1995            1996                1995
                                                        -----------          -----------      -----------         -----------
                                                       (as restated)        (as restated)     (as restated)     (as restated)

Net sales                                               $12,856,000          $ 9,311,000       $33,581,000        $23,903,000

Cost of sales                                             4,716,000            3,488,000        13,088,000          9,224,000
                                                        -----------          -----------       -----------        -----------


     Gross profit                                         8,140,000            5,823,000        20,493,000         14,679,000

Selling, general and administrative expense               2,928,000            2,246,000         8,194,000          6,609,000

Engineering, research and development expense             1,475,000            1,194,000         4,194,000          3,300,000

Non-cash stock compensation expense                         466,000            1,377,000         3,202,000          1,377,000
                                                        -----------          -----------       -----------        -----------


     Income from operations                               3,271,000            1,006,000         4,903,000          3,393,000

Interest income, net                                        248,000              133,000           587,000            393,000
                                                        -----------          -----------       -----------        -----------

     Income before provision for federal income taxes     3,519,000            1,139,000         5,490,000          3,786,000

Provision for federal income taxes                        1,032,000             (482,000)        1,487,000           (482,000)
                                                        -----------          -----------       -----------        -----------


     Net income                                         $ 2,487,000          $ 1,621,000       $ 4,003,000        $ 4,268,000
                                                        ===========          ===========       ===========        ===========

Net income per weighted average share                   $       .32          $       .22       $       .53        $       .59
                                                        ===========          ===========       ===========        ===========


Weighted average common and common
     equivalent shares                                    7,679,565            7,310,319         7,600,415          7,186,967
                                                        ===========          ===========       ===========        ===========













The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                 Nine Months Ended September 30,


                                                                     1996                 1995
                                                                 -------------        -------------
                                                                 (as restated)        (as restated)
Cash flows from operating activities:
   Net income                                                    $   4,003,000        $   4,268,000
                                                                 -------------        -------------

   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                   582,000              518,000
       Non-cash stock compensation                                   3,202,000            1,377,000
       Changes in operating assets and liabilities:
           Accounts receivable                                      (3,253,000)            (409,000)
           Inventory                                                (1,770,000)          (1,695,000)
           Prepaid expenses and other current assets                 1,062,000             (248,000)
           Accounts payable                                           (974,000)             458,000
           Accrued expenses                                            275,000              289,000
                                                                 -------------        -------------
                 Total adjustments                                    (876,000)             290,000
                                                                 -------------        -------------
           Net cash provided by operating activities                 3,127,000            4,558,000
                                                                 -------------        -------------


Cash flows used in investing activities:
   Capital expenditures                                             (4,893,000)          (1,406,000)
                                                                 -------------        -------------


Cash flows from financing activities:
   Proceeds from issuance of short-term debt                              ----              988,000
   Proceeds from exercise of options and other                       2,106,000               11,000
   Repayment of short term debt                                           ----           (1,275,000)
                                                                 -------------        -------------


   Net cash provided by (used by) financing activities               2,106,000             (276,000)
                                                                 -------------        -------------

Effect of exchange rates on cash and cash equivalents                 (103,000)              26,000
                                                                 -------------        -------------


   Net increase in cash and cash equivalents                           237,000            2,902,000


   Cash and cash equivalents, beginning of period                   14,990,000            7,917,000
                                                                 -------------        -------------


   Cash and cash equivalents, end of period                      $  15,227,000        $  10,819,000
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

     The Company has restated its financial statements to record non-cash compensation expense, net of taxes, of $274,000, $1,505,000 and $302,000 in the first, second and third quarters of fiscal 1996, respectively and non-cash stock compensation expense, net of taxes, of $895,000 in the third quarter of fiscal 1995. The effect of these non-cash stock compensation charges on net income for the first, second and third quarters of fiscal year 1996 was a reduction of $.04 per share, $.19 per share and $.04 per share, respectively. The effect of these non-cash stock compensation charges on net income for the third quarter of fiscal year 1995 was a reduction of $.12 per share.

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

NOTE 4. INVENTORY

     Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first in, first out (FIFO) method. Inventory, net of reserves, is comprised of the following:



                                   September 30,  December 31,
                                        1996          1995
                                   -------------  ------------

   Component parts                 $   4,126,000  $  3,022,000
   Work in process                     1,204,000       641,000
   Finished goods                        554,000       451,000
                                   -------------  ------------
        Total                      $   5,884,000  $  4,114,000
                                   =============  ============

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

     Engineering, research and development expense. Engineering, research and development expenses increased from $1.2 million in the third quarter of 1995, to $1.5 million in the third quarter of 1996, due primarily to increased personnel. As a percentage of net sales, research and development expense decreased from 12.8% in the third quarter of 1995 to 11.5% in the third quarter of 1996, due primarily to the higher sales base.

     Non-cash stock compensation expense. Beginning in late 1994, some participants in the Company's stock option plan have used Perceptron stock options to pay the exercise price of stock options to pay the exercise price of stock options issued under the plan. The Company was advised that accounting rules require the recording of a non-cash compensation expense relating to certain of these exercises during 1996 and during the fiscal of 1995, including $.5 million in the third quarter of 1996 and $1.4 million in the third quarter of 1995. See Note 2 to the Condensed Consolidated Financial Statements for further information.

     Interest income, net. Interest income increased from $133,000 in the third quarter of 1995, to $248,000 in the third quarter of 1996, due primarily to higher cash balances and related investing activities.

     Income before provision for federal income taxes. During the third quarter of 1995, Perceptron had income before provision for federal income taxes of $1.1 million, representing 12.2% of net sales, as compared to income before provision for federal income taxes of $3.5 million, representing 27.4% of net sales, in the third quarter of 1996.

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

     For financial reporting purposes, because the Company anticipated utilizing certain of these carryforwards and credits in 1996, a deferred tax asset was recorded in 1995, representing the estimated tax benefit of these items. As a result, for the three months ended September 30, 1995, a tax benefit of $482,000 was recorded. For the three months ended September 30, 1996, the Company recorded a $1.0 million provision for federal income taxes, representing an estimated effective tax rate of 29.3%.

     Net income. During the third quarter of 1995, the Company had net income of $1.6 million representing 17.4% of net sales, as compared to net income of $2.5 million representing 19.3% of net sales in the third quarter of 1996.

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

     Engineering, research and development expense. Engineering, research and development expenses increased from $3.3 million in the first nine months of 1995, to $4.2 in the first nine months of 1996, due primarily to increased personnel. As a percentage of net sales, research and development expense decreased from 13.8% in the first nine months of 1995 to 12.5% in the first nine months of 1996 due primarily to the higher sales base.

     Non-cash stock compensation expense. Beginning in late 1994, some participants in the Company's stock option plan have used Perceptron stock options to pay the exercise price of stock options issued under the plan. The Company was advised that accounting rules require the recording of a non-cash compensation expense relating to certain of these exercises during 1996 and 1995, including $3.2 million in the first nine months of 1996 and $1.4 million in the first nine months of 1995. See Note 2 to the Condensed Consolidated Financial Statements for further information.

     Income before provision for federal income taxes. During the first nine months of 1995, the Company had income before provision for federal income taxes of $3.8 million, representing 15.8% of net sales, as compared to income before provision for federal income taxes of $5.5 million, representing 16.3% of net sales, in the first nine months of 1996.

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

     For financial reporting purposes, because the Company anticipated utilizing certain of these carryforwards and credits in 1996, a deferred tax asset was recorded in 1995, representing the estimated tax benefit of these items. As a result, for the nine months ended September 30, 1995 a tax benefit of $482,000 was recorded. For the nine months ended September 30, 1996, the Company recorded a $1.5 million provision for federal income taxes, representing an estimated effective tax rate of 27.1%.

     Net income. During the first nine months of 1995, Perceptron had net income of $4.3 million representing 17.9% of net sales, as compared to net income of $4.0 million representing 11.9% of net sales in the first nine months of 1996.

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

     The Company's working capital increased to $32.5 million at September 30, 1996, from $27.8 million at December 31, 1995. Accounts receivable increased from $14.3 million as of December 31, 1995 to $17.3 million as of September 30, 1996 primarily as a result of increased sales. The increase of approximately $1.8 million in inventory is due primarily to an increase in component parts inventory to support the 1996 production plan. The decrease of $0.7 million in current liabilities is due primarily to the payments of 1995 performance bonuses and decreased accounts payable. Prepaid and deferred tax asset has been reduced $1.1 million due primarily to the federal income tax provision established for the nine months.

     The Company does not believe that inflation has had any significant impact on historical operations, and does not expect any significant near-term inflationary impact.

     On March 28, 1996, the Company exercised its option to purchase, for approximately $5.4 million, certain land and a new facility it had previously agreed to lease. Construction of this facility, which will be financed by the Company, began in April 1996. The building is expected to be completed by December 1996. Through September 30, 1996, $3.6 million in progress payments have been recorded on the new facility.

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

                10.56   Amended and Restated Directors Stock Option Plan.


                11.     Statement re:  computation of earnings per share.

                        As amended and refiled with Amendment No.1 to Form 10-Q for the quarterly period ended September 30, 1996.

                27.     Financial Data Schedule

                        As amended and refiled with Amendment No.1 to Form 10-Q for the quarterly period ended September 30, 1996.


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


                                        PERCEPTRON, INC.
                                        (Registrant)



Date:  February 28, 1997                By:  /S/ Alfred A. Pease
                                             ---------------------------
                                             Alfred A. Pease, President
                                             and Chief Executive Officer

                                                                  SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                     DESCRIPTION                               PAGE
-------                    -----------                            ------------
27                        Financial Data Schedule