Form 10-K/A
period 1995-12-31
PERCEPTRON INC/MI
filed 1997-03-13
CIK 887226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A-4
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 [FEE REQUIRED] OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _________ TO
_________.

COMMISSION FILE NUMBER: 0-20206
                                PERCEPTRON, INC.
             (Exact name of registrant as specified in its charter)


             Michigan                                                 38-2381442
(State or other jurisdiction or                                       (I.R.S. Employer
incorporation or organization)                                        Identification No.)

                              47827 Halyard Drive
                         Plymouth, Michigan  48170-2461
                                 (313) 414-6100
              (Registrant's telephone number, including area code)

        Securities registered pursuant to section 12(b) of the act: None

          Securities registered pursuant to section 12(g) of the act:

                         COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes  X    No.
                 ----      ----
     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 14, 1996, as reported by The Nasdaq Stock Market, was approximately $136,752,397 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

     The number of shares of Common Stock, $0.01 par value, issued and outstanding as of March 14, 1996 was: 6,792,454.

                      DOCUMENTS INCORPORATED BY REFERENCE:  NONE

The Company has related its financial statements to reflect the effects of a non-cash compensation expense. Beginning in late 1994, some participants in the Company's stock option plan used Perceptron stock options to pay the exercise price of stock options issued under the plan. The Company was advised by its independent accounting firm that generally accepted accounting principles (GAAP) require the recording of a non-cash compensation expense relating to the certain option exercises during 1996 and 1995. See Note 2 to the financial statements.


ITEM 6:  SELECTED CONSOLIDATED FINANCIAL INFORMATION

PERCEPTRON, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                                   Years Ended December 31,
                                   -----------------------------------------------------
Statement of Operations Data:               1995      1994      1993      1992       1991
                                            ----      ----      ----      ----       ----
                                    (as restated)
Net sales                                 $37,291   $27,835   $17,022   $14,462  $ 12,638
Gross profit                               23,116    16,807    10,045     8,528     7,307
Write-off of intangible assets                 --        --        --        --     2,011
Income from operations                      7,388     5,720     2,907     2,267        37
Net income (loss)                           8,409     5,839     2,702     1,824      (398)
Net income (loss) per weighted
  average common and common
  equivalent share (1)                    $  1.16   $   .83   $   .45   $   .37  $   (.38)
Weighted average common and
  common equivalent shares (1) (2)          7,258     6,998     5,973     4,908     1,044



                                                        As of December 31,
                                         ------------------------------------------
Balance Sheet Data:                        1995     1994     1993         1992       1991
                                           ----     ----     ----         ----       ----
Working capital                           $27,831   $18,620   $12,605   $ 6,555  $  3,461
Total assets                               38,581    24,507    16,138     8,966     7,547
Long term debt, net of current
  portion                                      --        --        --        --     4,390
Redeemable convertible
  preferred stock                              --        --        --        --    19,407
Shareholders' equity (deficit)             30,358    19,737    13,451     7,251   (19,649)



(1) No cash dividends have been declared or paid during the periods presented. The Company's Board of Directors announced a three-for-two stock split of the Company's Common Stock which was effected in the form of a stock dividend payable on November 30, 1995 to shareholders of record on November 20, 1995. All reported historical information has been adjusted accordingly to reflect the impact of this stock split.


(2) Shares of redeemable convertible preferred stock were excluded from weighted average common shares for the year ended December 31, 1991 because the inclusion of such shares would have been antidilutive.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company's Board of Directors announced a three-for-two stock split of the Company's common stock which was effected in the form of a stock dividend payable on November 30, 1995 to shareholders of record on November 20, 1995. All reported historical information has been adjusted accordingly to reflect the impact of this stock split.

OVERVIEW

     Perceptron, Inc. ("Perceptron" or the "Company") was founded in September 1981, and operated as a development stage company through 1982. From 1983 through 1987, the Company continued to incur significant product development expenses as it redesigned and modified the initial triangulation based three-dimensional machine vision system using laser technology in response to customer input. The Company commenced production and shipment of its initial products in 1984. In early 1988, the Company introduced its second-generation (DataCam) system, and in late 1993, released the third-generation (TriCam) version of its three-dimensional machine vision system. The Company also offers its proprietary LASAR based three-dimensional machine vision system, which employs laser radar technology and generates three-dimensional images over a larger field of view than do TriCam based systems.

     The Company's products have been sold primarily to North American, European and Asian automobile manufacturers. Sales to automotive customers typically depend on new model re-tooling programs. Accordingly, sales may vary significantly among customers on a year-to-year and quarter-to-quarter basis.

RESULTS OF OPERATIONS

     Year Ended December 31, 1995, Compared to Year Ended December 31, 1994

     Net Sales. Net sales, which are substantially all attributable to the automotive market, consist of product sales together with training and service revenue. The Company's net sales increased by 34% from $27.8 million in 1994 to $37.3 million in 1995. Net sales in the North American market increased slightly from $24.2 million in 1994 to $24.3 million in 1995. Net sales in the European and Asian markets increased from $3.6 million in 1994 to $13.0 million in 1995, as a result of increased demand from the European and Asian automotive industry.

     The P-1000 system accounted for 80% of net sales in 1994 and 79% of net sales in 1995. The RGS and NCA systems combined accounted for 12% and 14% of net sales in 1994 and 1995, respectively. Training and service revenues accounted for less than 10% of net sales in both years.

     New order bookings for 1994 totaled $30.9 million, compared to $42.3 million in 1995. North American orders were up from $25.5 million in 1994 to $29.4 million in 1995 and European and Asian orders were up from $5.4 million in 1994 to $12.9 million in 1995. The P-1000 systems accounted for 78% of new order bookings in 1994 and 76% in 1995.

     Gross profit. Gross profit increased from $16.8 million in 1994 to $23.1 million in 1995, and as a percentage of net sales gross profit increased from 60.4% in 1994 to 62.0% in 1995. The Company charged cost of sales for increased reserves for obsolete inventory by $340,000 in 1994 and $125,000 in 1995. Without these charges, gross profit for 1994 and 1995 would have been 61.6% and 62.3%, respectively.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 36% from $7.3 million in 1994 to $9.9 million in 1995. This increase is due primarily to increases in personnel and various operating expenses required to support the increased 1995 operating activity and, to a lesser extent, to increased management performance bonuses. The Company's 1995 selling, general and administrative expenses included a charge of $325,000 for to stock option compensation expense related to the 1993 grants of performance based stock options, compared to a charge of $390,000 in 1994. As a percentage of net sales, selling, general and administrative expenses increased slightly from 26.2% in 1994, to 26.5% in 1995.

     Engineering, research and development. Engineering, research and development expenses increased by 17%, from $3.8 million in 1994, to approximately $4.5 million in 1995, due primarily to increased personnel and, to a lesser extent, to increased expenditures for materials associated with products under development. The expenses in 1994 included a one-time charge of $160,000 for costs incurred in connection with a customer specific development project, as well as one-time redesign costs of $85,000. Without these one-time 1994 costs, engineering, research and development costs would have increased by 25% in 1995 as compared to 1994. As a percentage of net sales, engineering, research and development expenses decreased from 13.7% in 1994 to 12% in 1995 principally due to the higher sales base and, to a lesser extent, to the one time charges and costs in 1994.

     Non-cash stock compensation expense. Beginning in late 1994, some participants in the Company's stock option plan used Perceptron stock options to pay the exercise price of stock options issued under the plan. The Company was advised that accounting rules require the recording of a non-cash compensation expense relating to certain of these exercises during 1995. See
Note 2 to the Consolidated Financial Statements for further information.

     The Company has restated its financial statements for 1995 to record non-cash stock compensation expense, including $1.4 million before tax, or net of taxes, of $895,000. The effect of these non-cash stock compensation charges on net-income for fiscal 1995 was a reduction of $.12 per share.

     Interest income, net. Interest income, net, increased from approximately $119,000 in 1994 to $539,000 in 1995, due to increased cash balances and related investing activities during 1995.

     Net income. In 1994, Perceptron had net income of approximately $5.8 million representing 21.0% of net sales, or $0.83 per share based on 7.0 million shares, as compared to 1995 net income of approximately $8.4 million representing 22.5% of net sales, or $1.16 per share on 7.3 million shares.

     During 1995, there was a tax benefit for U.S. federal income taxes in the Consolidated Statement of Income. See Note 8 to the Consolidated Financial Statements, "Income Taxes".

     The Company has elected not to adopt SFAS No. 123 "Accounting for Stock Based Compensation" and will comply with the disclosure provisions of SFAS No. 123 for the year ended December 31, 1996.

     Year Ended December 31, 1994, Compared to Year Ended December 31, 1993

     Net Sales. Net sales, which are substantially all attributable to the automotive industry, consist of product sales together with training and service revenues. The Company's net sales increased from $17.0 million in 1993 to $27.8 million in 1994, an increase of approximately 64%. This increase was primarily attributable to increased sales to North American automotive assembly companies. The increase in North America is principally attributable to an increased level of customer awareness of the benefits of the Company's products, and increased sales of the P-1000 system into new vehicle re-tooling programs. The increase is, to a lesser extent, attributable to the successful introduction of a new product (NCA), and new software that provided additional applications for all existing products. Sales in Europe and Asia increased from $2.4 million in 1993 to $3.6 million in 1994. This increase was coupled with an increase in sales in North America from $14.6 million in 1993 to $24.2 million in 1994. The aggregate training and service revenues in both 1994 and 1993 was less than 10% of total net sales.

     Gross Profit. Gross profit increased from $10.0 million in 1993 to $16.8 million in 1994. As a percentage of sales, gross profit increased from 59.0% in 1993 to 60.4% in 1994. This increase reflects reduced material costs for the TriCam sensors which the Company introduced in late 1993, partially offset by higher production costs for the period. During 1994, the company increased its reserve for obsolete inventory by approximately $500,000 for potentially obsolete parts related to prior generation sensor components, and for systems that continue to be in late stage development. Of this amount, $340,000 was charged to cost of goods sold and $160,000 was charged to research, development and engineering expense.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $4.9 million in 1993, or 29% of net sales, to $7.3 million or 26% of net sales in 1994. The increase was principally due to various operating expense increases required to support the increased operating activity in 1994 and the planned increased operating activity in 1995, and to a lesser extent, due to performance incentive bonuses and stock option compensation expense. The Company's selling, general and administrative expenses for 1995 through 1998 will be affected by a non-cash charge for additional stock option compensation expense to be recognized during these periods relating to 1993 grants of performance-based stock options. The Company recognized a charge of approximately $390,000 in 1994. This expense relates to performanced-based options for 244,500 shares granted in 1993 at an average exercise price of approximately $4.67 per share and which had a market value of approximately $9.00 per-share on March 2, 1994, the date the performance standards were removed. The Company estimates that stock option compensation expense for 1995 will be approximately $325,000.

     Engineering, Research and Development Expenses. Engineering, research and development expenses increased from $2.2 million, or 13.1% of net sales in 1993, to $3.8 million, or 13.7% of net sales in 1994. This increase is primarily due to an increase in the number of engineers, and to a lesser extent, to a $160,000 reserve related to materials for a customer specific development project which was in process for over one year and had not met customer specifications as of December 31, 1994. Additionally, in mid-1993, research and development expenses were reduced by $191,000 due to the capitalization of manufacturing and test equipment built primarily by the Company's engineering department to support the newly introduced TriCam sensor. In 1994, the Company redesigned this equipment to increase capacity and performance. The Company capitalized the new version of equipment, which was primarily outsourced, and recognized an expense of $134,000 relating to the prior version that was disposed of during the latter part of 1994.

     Interest Income (Expense), net. Net interest expense of $21,000 in 1993 compares to $119,000 of net interest income in 1994 due to increased cash balances and related investing activities during 1994. Other than capital leases, there were no domestic borrowings during 1994, versus occasional borrowings against the line of credit during 1993. At December 31, 1994, the Company's German subsidiary had a short term working capital loan of $0.3 million (0.4 DM million) outstanding under these facilities.

     Foreign currency transaction loss. During 1993, the Company incurred a foreign currency transaction loss of approximately $184,000. The Company implemented a limited hedging program in mid-1993 and, as a result, incurred no such loss during 1994. See Note 4 to the Consolidated Financial Statements, "Commitments".

     Net Income. In 1993, Perceptron had net income of approximately $2.7 million, representing 16% of net sales or $.45 per share based 6.0 million shares, as compared to 1994 net income of approximately $5.8 million representing 21% of net sales, or $.83 per share based on 7.0 million shares.

     Because of the availability of tax loss carry forwards, there is no provision for income taxes in the Company's statements of income. See Note 7 to the Consolidated Financial Statements, "Income Taxes".

     Effective January 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes". The adoption of SFAS No. 109 did not have a significant impact on net income for the year ended December 31, 1994 or 1993.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents as of December 31, 1995 totaled approximately $15.0 million, as compared with approximately $7.9 million as of December 31, 1994. This increase was due primarily to net income generated during 1995, partially offset by increased capital expenditures, and increased working capital requirements.

     The Company has unsecured credit facilities totaling $4.0 million U.S. and
1.0 million DM. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (8.25% as of March 14, 1996); any borrowings to finance equipment purchases will bear interest at the bank's prime rate plus 1/2%. The credit facilities expire on June 30, 1996 unless canceled earlier by the Company or the bank. As of December 31, 1995, Perceptron had no outstanding borrowings on these facilities. The Company expects to renew these credit facilities.

     The credit facility requires the Company to maintain a minimum amount of tangible net worth and a minimum debt to tangible net worth ratio. The facility also prohibits the Company from paying dividends, acquiring or retiring any of its capital stock, or incurring any other debt, liens, or guarantying any third party debt.

     The Company's working capital increased to $27.8 million at December 31, 1995, from $18.6 million at December 31, 1994. Accounts receivable increased from $11.7 million as of December 31, 1994 to $14.3 million as of December 31, 1995 primarily as a result of increased sales. The increase of approximately $0.9 million in inventory is due primarily to an increase in component parts inventory in preparation for delivery of products to customers during 1996. The increase in prepaid expenses and deferred tax assets is primarily attributable to the recognition of a deferred tax asset. The increase of $3.5 million in current liabilities is due primarily to an increase in accounts payable and accrued expenses relating to the increased operating activity in 1995 and an increase in accrued compensation and stock option expense relating to 1995 performance bonuses.

     The Company does not believe that inflation has had any significant impact on reported historical operations, and does not expect any significant near-term inflationary impact.

     The Company believes that cash on hand and existing credit facilities will be sufficient to fund its currently anticipated 1996 cash flow requirements.

     The Company expects to expend approximately $2.5 million during 1996 for capital equipment, although there is no binding commitment to do so.

     On March 5, 1996, the Company signed a 15 year lease for a new facility which the Company expects to be able to occupy in December 1996. This lease is expected to be accounted for as a capital lease, unless the Company exercises its option to purchase the facility for approximately $5.4 million on or before March 31, 1996. The Company intends to exercise this purchase option, and purchase the facility in December 1996. See Note 3 to the Consolidated Financial Statements, "Leases".

     For a discussion of certain contingencies relating to the Company's financial position and results of operations, see Note 9 to the Consolidated Financial Statements, "Contingencies".

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                                                                            Page
                                                                           ------
 Report of Independent Accountants .........................................  8

 Consolidated Financial Statements:

        Balance Sheets - December 31, 1995 and 1994 ........................  9


        Statements of Income for the years ended
        December 31, 1995, 1994 and 1993 ...................................  10

        Statements of Shareholders' Equity
        for the years ended December 31, 1995, 1994 and 1993 ...............  11

        Statements of Cash Flows for the years ended December 31, 1995,
        1994 and 1993 ......................................................  12

        Notes to Consolidated Financial Statements .........................  13-20

                         REPORT OF INDEPENDENT ACCOUNTS



To the Board of Directors of
Perceptron, Inc.:

We have audited the accompanying consolidated balance sheets of Perceptron, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows, and financial statement schedule referred to in item 14a (2) for each of the three years in the period ended December 31, 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perceptron, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 2, the accompanying financial statements have been restated.





Coopers & Lybrand L.L.P.
Detroit, Michigan
March 14, 1996

                       PERCEPTRON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,
                                                                         ------------------------------
                                                                             1995               1994
                                                                         -----------        -----------
ASSETS
------
       Current Assets:
           Cash and cash equivalents                                     $14,990,000        $ 7,917,000
           Accounts receivable, net of reserves of $35,000 and $236,000   14,292,000         11,745,000
           Inventories, net of reserves of $670,000 and $700,000           4,114,000          3,263,000
           Prepaid expenses and deferred tax asset                         2,658,000            419,000
                                                                         -----------        -----------
                   Total current assets                                   36,054,000         23,344,000
                                                                         -----------        -----------

       Property and equipment:
           Leased equipment                                                  318,000            318,000
           Machinery and equipment                                         7,696,000          5,800,000
           Furniture and fixtures                                            492,000            389,000
           Leasehold improvements                                             95,000             95,000
           Less:  Accumulated depreciation and amortization               (6,074,000)        (5,439,000)

                                                                         -----------        -----------
                   Total property and equipment                            2,527,000          1,163,000
                                                                         -----------        -----------


                   Total assets                                          $38,581,000        $24,507,000
                                                                         ===========        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

       Current liabilities:
           Notes payable to a bank                                       $         0        $   287,000
           Current portion of capital lease obligations                       46,000             94,000
           Accounts payable                                                2,070,000          1,692,000
           Accrued expenses                                                3,823,000          1,186,000
           Accrued compensation and stock option expense                   2,284,000          1,465,000
                                                                         -----------        -----------

                   Total current liabilities                               8,223,000          4,724,000
                                                                         -----------        -----------

       Capital lease obligations, net of current portion                           0             46,000

                                                                         -----------        -----------
                   Total liabilities                                       8,223,000          4,770,000
                                                                         -----------        -----------

       Commitments and Contingencies                                            ----               ----

       Shareholders' equity:
           Preferred Stock, no par value, 1,000,000 shares authorized,
             none issued                                                           0                  0
           Common Stock, $.01 par value; 19,000,000 shares authorized,
             6,723,000 and 6,380,000 issued and outstanding at
             December 31, 1995 and 1994, respectively                         67,000             64,000
           Cumulative translation adjustments                               (474,000)          (438,000)
           Additional paid-in capital                                     30,771,000         28,526,000
           Retained earnings (deficit)                                        (6,000)        (8,415,000)
                                                                         -----------        -----------

                   Total shareholders' equity                             30,358,000         19,737,000
                                                                         -----------        -----------

                   Total liabilities and shareholders' equity            $38,581,000        $24,507,000
                                                                         ===========        ===========



The accompanying notes are an integral part of the consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                              Years Ended December 31,
                                               -----------------------------------------------
                                                     1995              1994         1993
                                               -------------    --------------  --------------
                                               (as restated)
Net sales                                      $  37,291,000      $ 27,835,000     $17,022,000

Cost of sales                                     14,175,000        11,028,000       6,977,000

                                               -------------      ------------     -----------
          Gross profit                            23,116,000        16,807,000      10,045,000
                                               -------------      ------------     -----------

Selling, general and administrative expense        9,884,000         7,279,000       4,908,000

Engineering, research and development expense      4,467,000         3,808,000       2,230,000

Non-cash stock compensation expense                1,377,000               ---             ---

                                               -------------      ------------     -----------
         Income from operations                    7,388,000         5,720,000       2,907,000
                                               -------------      ------------     -----------

Interest income (expense), net                       539,000           119,000         (21,000)
Foreign currency transaction (loss)                     ----              ----        (184,000)
                                               -------------      ------------     -----------
         Income before provision for
           federal income taxes                $   7,927,000      $  5,839,000     $ 2,702,000

Provision (benefit) for federal income taxes        (482,000)              ---             ---
                                               -------------      ------------     -----------

         Net income                            $   8,409,000      $  5,839,000     $ 2,702,000
                                               =============      ============     ===========


Net income per weighted average share          $        1.16      $      0 .83     $      0.45
                                               =============      ============     ===========

Weighted average common and
         common equivalent shares                  7,257,784         6,998,380       5,973,502
                                               =============      ============     ===========




The accompanying notes are an integral part of the consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              for the years ended December 31, 1993, 1994 and 1995







                                                                                                    Cumulative
                                                                         Common Stock                 Foreign
                                                                       -----------------             Currency
                                                                                                    Translation
                                                                   Shares             Amount        Adjustments
                                                                --------------------------------    -----------
Balances, January 1, 1993                                         5,249,040           $ 52,000         $  (379,000)

     Net Proceeds from Private Placement of Common Stock            450,000              5,000

     Stock Options Exercised, net of shares tendered                142,471              1,000

     Translation Adjustment on Investment
           in Foreign Subsidiaries                                                                          13,000

     Net Income
                                                                  ---------           --------         -----------

Balances, December 31, 1993                                       5,841,511           $ 58,000           $(366,000)
                                                                  ---------           --------         -----------

     Stock Options Exercised, net of shares tendered                538,708              6,000

     Translation Adjustment on Investment
           in Foreign Subsidiaries                                                                         (72,000)

     Net Income


                                                                  ---------           --------         -----------
Balances, December 31, 1994                                       6,380,219           $ 64,000         $  (438,000)
                                                                  ---------           --------         -----------

     Stock Options Exercised, net of shares tendered                342,560              3,000

     Tax benefit of non-qualified stock
           options exercised

     Benefit of previously recorded stock option compensation expense attributable to options exercised

     Non-cash stock compensation expense
           attributable to options exercised

     Translation Adjustment on Investment
           in Foreign Subsidiaries                                                                         (36,000)

     Net Income


                                                                  ---------           --------         -----------
Balances, December 31, 1995                                       6,722,779           $ 67,000         $  (474,000)
                                                                  =========           ========         ===========









                                                                     Additional      Retained          Total
                                                                     Paid-In         Earnings       Shareholders'
                                                                      Capital        (Deficit)         Equity
                                                                ----------------   ------------     -------------
Balances, January 1, 1993                                         $  24,534,000   $ (16,956,000)    $ 7,251,000

     Net Proceeds from Private Placement of Common Stock              3,389,000                       3,394,000

     Stock Options Exercised, net of shares tendered                     90,000                          91,000

     Translation Adjustment on Investment
           in Foreign Subsidiaries                                                                       13,000

     Net Income                                                                       2,702,000       2,702,000
                                                                  -------------   -------------     -----------

Balances, December 31, 1993                                         $28,013,000   $(14,254,000)     $13,451,000
                                                                  -------------   ------------      -----------

     Stock Options Exercised, net of shares tendered                    513,000                         519,000

     Translation Adjustment on Investment
           in Foreign Subsidiaries                                                                      (72,000)

     Net Income                                                                      5,839,000        5,839,000


                                                                  -------------   ------------      -----------
Balances, December 31, 1994                                       $  28,526,000   $ (8,415,000)     $19,737,000
                                                                  -------------   ------------      -----------

     Stock Options Exercised, net of shares tendered                    591,000                         594,000

     Tax benefit of non-qualified stock
           options exercised                                            150,000                         150,000

     Benefit of previously recorded stock option
           compensation expense attributable to options exercised       127,000                         127,000

     Non-cash stock compensation expense
           attributable to options exercised                          1,377,000                       1,377,000

     Translation Adjustment on Investment
           in Foreign Subsidiaries                                                                      (36,000)

     Net Income                                                                      8,409,000        8,409,000


                                                                  -------------   ------------      -----------
Balances, December 31, 1995                                       $  30,771,000        $(6,000)     $30,358,000
                                                                  =============   ============      ===========
                                                                  (as restated)   (as restated)



The accompanying notes are an integral part of the consolidated financial statements

                       PERCEPTRON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Years Ended December 31,
                                                               ----------------------------------------------------
                                                                    1995                 1994               1993
                                                               -------------        -------------       -----------
                                                               (as restated)
Cash flows from operating activities:
   Net income                                                  $   8,409,000        $  5,839,000          $ 2,702,000
                                                               -------------        ------------          -----------

   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                 635,000             458,000              317,000
       Disposal of fixed assets                                         ----             134,000                 ----
       Foreign currency transaction loss                                ----                ----              184,000
       Non-cash stock compensation                                 1,377,000                ----                 ----
       Changes in operating assets and liabilities:
          Accounts receivable                                     (2,645,000)         (2,833,000)          (4,092,000)
          Inventories                                               (851,000)           (887,000)            (773,000)
          Prepaid expenses and deferred tax asset                 (2,239,000)           (164,000)             (94,000)
          Accounts payable                                           378,000             267,000              451,000
          Accrued expenses                                         3,583,000           1,356,000              536,000
          Deferred revenue                                              ----             175,000                 ----
                                                               -------------        ------------          -----------
               Total adjustments                                     238,000          (1,494,000)          (3,471,000)
                                                               -------------        ------------          -----------

          Net cash provided by (used in) operating activities      8,647,000           4,345,000             (769,000)
                                                               -------------        ------------          -----------

Cash flows (used in) investing activities:
     Capital expenditures                                         (1,999,000)           (738,000)            (390,000)
                                                               -------------        ------------          -----------
          Net cash (used in) investing activities                 (1,999,000)           (738,000)            (390,000)
                                                               -------------        ------------          -----------

Cash flows from financing activities:
     Principal payments under capital leases                         (94,000)           (103,000)             (72,000)
     Proceeds from issuance of short-term debt                          ----             287,000            2,700,000
     Principal payments on short-term debt                          (287,000)               ----           (2,700,000)
     Proceeds from the private placement of common stock,
       net of expenses                                                  ----                ----            3,394,000
     Proceeds from the exercise of stock options                     594,000             519,000               91,000
     Tax benefit of non-qualified options exercised                  150,000                ----                 ----
                                                               -------------        ------------          -----------

       Net cash provided by financing activities                     363,000             703,000            3,413,000
                                                               -------------        ------------          -----------

Effect of exchange rates on cash and cash equivalents                 62,000              36,000              (32,000)
                                                               -------------        ------------          -----------

   Net increase in cash and cash equivalents                       7,073,000           4,346,000            2,222,000

   Cash and cash equivalents, beginning of year                    7,917,000           3,571,000            1,349,000

                                                               -------------        ------------          -----------
   Cash and cash equivalents, end of year                      $  14,990,000        $  7,917,000          $ 3,571,000
                                                               =============        ============          ===========

Supplemental disclosure of cash flow information:

   Cash paid during the year for interest expense              $      28,000        $     23,000          $    24,000
                                                               =============        ============          ===========
Non-cash transactions:

  Equipment acquired under capital leases                      $           0        $    101,000          $    57,000
                                                               =============        ============          ===========

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

INVENTORY

     Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (FIFO) method. Inventory, net of reserves, is comprised of the following:


                                           December 31,
                                      ----------------------
                                         1995        1994
                                      ----------  ----------
                   Component parts    $3,022,000  $1,427,000
                   Work in process       641,000   1,341,000
                   Finished goods        451,000     495,000
                                      ----------  ----------
                      Total           $4,114,000  $3,263,000
                                      ==========  ==========


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

     The Company has restated its financial statements to record non-cash stock compensation expense, net of taxes, of $895,000 in the third quarter of fiscal 1995. The effect of this non-cash stock compensation charge on net income for fiscal 1995 was a reduction of $.12 per share.

3. CREDIT FACILITY:

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

4.   LEASES:

     The following is a summary, as of December 31, 1995, of the future minimum annual lease payments required under the Company's real estate and other operating and capital leases having initial or remaining noncancelable terms in excess of one year:


        Year                                         Capital  Operating
        ----                                         -------  ---------
        1996                                         $43,000   $381,000
        1997                                           3,000    114,000
        1998                                           ----      24,000
                                                     -------   --------
        Total minimum lease payments                  46,000   $519,000
                                                               ========

        Less amount representing interest                  0
                                                     -------
        Present value of net minimum lease payments   46,000

        Less current portion                          46,000
                                                     -------
        Long-term obligation under capital leases    $     0

                                                     =======

     Depreciation of the assets recorded under capital leases is included in depreciation expense. Rental expense for operating leases in 1995,1994 and 1993 was $380,000, $365,000 and $333,000, respectively.

     On March 5, 1996, the Company signed a 15 year lease for a new which the Company expects to be able to occupy in December 1996. This lease is expected to be accounted for as a capital lease, unless the Company elects to exercise its option to purchase the facility on or before March 31, 1996. The Company intends to exercise this purchase option, and purchase the facility in December 1996. In the event the Company does not purchase the facility, minimum annual lease payments required under this lease are as follows:

          1996          $   55,000
          1997             665,000
          1998             685,000
          1999             706,000
          2000             762,000
          Thereafter     9,457,000


5. COMMITMENTS:

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

6. SHAREHOLDERS EQUITY:

           -    Convertible Equity of Subsidiary

     On June 23, 1994 the owner of a minority interest in the Company's European subsidiary converted its equity interest in this subsidiary into 197,802 shares of Common Stock of the Company.

           -    Stock options

     The Company maintains 1983 and 1992 Stock Option Plans covering substantially all company employees and certain other key persons, including the Chairman of the Board of Directors. These Plans are administered by a committee of the Board of Directors. Activity under these Plans is shown in the following table:



                                              Number of
                                               Shares    Option Price
                                              ---------  -------------
         Outstanding, January 1, 1993 ......    626,700     0.23 - 4.16
           Options authorized and granted ..  1,025,734     3.70 - 8.66
           Options terminated ..............    (41,484)    0.23 - 4.54
           Options exercised ...............   (144,067)    0.23 - 4.16
                                              ---------  --------------
         Outstanding, December 31, 1993 ....  1,466,883     0.23 - 8.66
           Options authorized and granted ..    253,323     8.83 -15.50
           Options terminated ..............    (46,133)    0.23 -11.75
           Options exercised ...............   (355,333)    0.23 - 7.33
                                              ---------  --------------
         Outstanding, December 31, 1994 ....  1,318,740   $ 0.23 -15.50
                                              ---------  --------------
           Options authorized and granted ..    236,350    10.08 -21.87
           Options terminated ..............   (124,259)    0.23 -17.83
           Options exercised ...............   (353,944)    0.23 -11.92
                                              ---------  --------------
         Outstanding, December 31, 1995 ....  1,076,887   $ 0.23 -21.87
                                              ---------  --------------


     Options outstanding under these Plans generally become exercisable at 25 percent per year beginning one year after the date of the grant and expire five to ten years after the date of the grant. At December 31, 1995, options covering 267,669 shares were exercisable and options covering 231,738 shares were available for future grants under these plans.

     During 1994, the Company granted, under the 1992 Stock Option Plan, a non-qualified option to purchase 120,000 shares to the Chairman of the Board of Directors, at an exercise price of $3.71 per share. At December 31, 1995, 26,944 of these fully exercisable options remained outstanding. In connection with the issuance of these non-qualified stock options, the Company agreed to reimburse the Chairman any difference between his actual tax rate and the statutory capital gains tax rate in connection with his exercising these options.

     The Company also maintains a Director Stock Option Plan covering all non-employee directors. This Plan is administered by a committee of the Board of Directors.



                                              Number of
                                               Shares    Option Price
                                             ---------  --------------
          Outstanding, December 31, 1994             0
             Options authorized and granted     60,000  $11.83 - 12.83
             Options terminated                      0
             Options exercised                       0
                                             ---------  --------------
          Outstanding, December 31, 1995        60,000  $11.83 - 12.83
                                             ---------  --------------


     Each non-employee director at the date the Director Stock Option Plan was adopted received, and each non-employee director as of the date they are first elected to the Board of Directors will receive, an option to purchase 15,000 shares of Common Stock (the "Initial Option"). Initial Options become exercisable in full on the first anniversary of the day of the grant. In addition, each non-employee director who has been a director for six months before the date of each Annual Meeting of Shareholders automatically will be granted, as of the date of such Annual Meeting, an option to purchase an additional 1,500 shares of Common Stock. These Annual Options become exercisable in three annual increments of 33 1/3% of the shares subject to the option, and expire ten years from the date of the grant. At December 31, 1995 none of these options were exercisable and options covering 52,500 shares were available for future grants under this plan.

     The Company granted warrants to an independent research institute to purchase 30,000 shares of Common Stock, 15,000 of which expire in each of 1997 and 1998. The exercise price of these warrants is $11.17 per share.

7. 401K PLAN:

     The Company has a 401(k) tax deferred savings plan that covers all eligible employees. The Company may make discretionary contributions to the plan. The Company's contributions to the plan during 1995, 1994 and 1993 were $163,000, $108,000 and $48,000, respectively.

8. INCOME TAXES:

     The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes ("SFAS No. 109"), as of January 1, 1993. The adoption of SFAS No. 109 did not have a significant impact on net income for the years ended December 31, 1994 or 1993. As a result of available net operating losses, there was no provision for income taxes in 1994 and 1993. The income tax provision reflected in the statement of income consists of the following for the year ended December 31, 1995:


          Current provision, included in accrued expenses  $ 1,018,000
          Deferred taxes                                    (1,500,000)
                                                           -----------
             Total provision                                  (482,000)
                                                           ===========


     Differences between the deferred tax provision and amounts recorded as deferred tax assets as of December 31, 1995 in the consolidated balance sheet reflect the tax benefit of approximately $218,000 for deductions on certain stock options exercised.

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

                                                           Deferred
                                                             Tax
                                                            Assets
                                                          ----------
           Net operating loss carry forwards              $1,200,000
           Investment tax credit carry forwards              100,000
           Increasing research activities carry forwards     800,000
           Other                                             300,000
                                                          ----------
                   Subtotal                                2,400,000
           Valuation reserve                                (200,000)
                                                          ----------
                   Deferred tax asset                     $2,200,000
                                                          ==========


     As of December 31, 1995, net operating loss carry forwards were available for U.S. income tax purposes of approximately $3.6 million. Investment tax and research activities credits of $860,000 are also available to benefit future reported U.S. taxable earnings. These losses and credits expire, if unused, at various dates from 1998 through 2007. The Company also has tax loss carry forwards available at foreign subsidiaries of approximately $4.0 million, which may generally be carried forward indefinitely. For the years ended December 31, 1995, 1994 and 1993 the Company realized benefits of approximately $3 million, $2 million and $1 million, respectively, related to the utilization of net operating loss carry forwards.

     Differences between income tax provision (benefit) and that computed by applying the statutory federal income tax rate is as follows for the year ended December 31, 1995.

         Income tax provision at the federal statutory rate   34%

         Utilization of net operating loss carryforwards     (40)

         Change in the valuation allowance                   (20)
         Net provision for taxes on foreign earnings          20
                                                            ----
                                                              (6)%
                                                            ====

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

9.   INFORMATION ABOUT MAJOR CUSTOMERS:

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

10.  CONTINGENCIES:

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

11.  FOREIGN OPERATIONS:

     The Company operates in three primary geographic areas: North America, Europe and Asia. Geographical area data is as follows ($000):



                                                 Years ended December 31,
                                               ----------------------------
                                                 1995      1994      1993
                                               --------  --------  --------

     Net Sales:
           North America*                      $26,899   $25,341   $15,554
           Europe and Asia                      13,049     3,606     2,351
           Intercompany Sales                   (2,657)   (1,112)     (883)
                                               -------   -------   -------

                 Total Net Sales               $37,291   $27,835   $17,022
                                               =======   =======   =======

     Income (Loss) from Operations:
           North America*                      $ 3,011   $ 5,513   $ 3,312
           Europe and Asia                       5,754       207      (405)
                                               -------   -------   -------

                 Total Income from Operations  $ 8,765   $ 5,720   $ 2,907
                                               =======   =======   =======

     Identifiable assets at December 31:
           North America*                      $30,808   $22,209   $13,686
           Europe and Asia                       7,773     2,298     2,452
                                               -------   -------   -------

                 Total Assets                  $38,581   $24,507   $16,138
                                               =======   =======   =======


---------------

     * Includes intercompany amounts; intercompany sales prices are based on cost plus a transfer fee.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Selected unaudited quarterly financial data for the years ended December 31, 1995 and 1994, are as follows ($000's except earnings per share):

                                           Quarter ended
                                 ----------------------------------
                                  3-31    6-30       9-30    12-31
                                 -----   -----     -------   ------
        1995                                (as restated)
        ----
        Net sales                $5,989  $8,603   $9,311    $13,388
        Gross profit              3,606   5,250    5,823      8,437
        Net income                  733   1,914    1,621      4,141
        Earnings per share         $.10    $.27     $.22       $.56
        Weighted average shares   7,087   7,127    7,310      7,391


        1994                       3-31    6-30     9-30     12-31
        ----                      -----   -----     ----     -----


        Net Sales                $4,479  $6,251   $7,769     $9,336
        Gross profit              2,664   3,868    4,795      5,480
        Net income                  427   1,371    1,824      2,217
        Earnings per share       $  .06  $  .20   $  .26     $  .31
        Weighted average shares   6,867   6,927    6,974      7,064

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

       A.  Financial Statements and Schedules Filed

           1.   Financial Statements - see Item 8 of this report.

           2. Financial Statement Schedule - the schedule filed with this report is listed on page 23.

           3. Exhibits - the exhibits filed with this report are listed on pages 25 through 28.

       B. Reports on Form 8-K: The Company did not file any reports on Form 8-K in the fourth quarter of 1995 with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PERCEPTRON, INC.
                               (Registrant)


                        By:   /S/ Alfred A. Pease
                              ---------------------------
                              Alfred A. Pease, President
                              and Chief Executive Officer

                              Date:  February 28, 1997

                       PERCEPTRON, INC. AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENTS SCHEDULE








Financial Statements Schedule:



Designation      Description                           Page
-----------      -----------                           ----
Schedule II      Valuation and qualifying accounts      33


The schedules not filed are omitted because the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                 SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS





                                           CHARGED TO
                                BEGINNING   COSTS AND                 ENDING
DESCRIPTION                      BALANCE     EXPENSE    CHARGE-OFFS   BALANCE
-----------                     ---------   ----------  -----------   --------


      December 31, 1993:
      ------------------
      ALLOWANCE FOR DOUBTFUL
      ACCOUNTS                 $ 10,000    $135,000     $ 20,000      $125,000

      INVENTORY RESERVES       $201,000    $ 29,000     $      0      $230,000



      December 31, 1994:
      ------------------

      ALLOWANCE FOR DOUBTFUL
      ACCOUNTS                 $125,000    $116,000     $  5,000      $236,000

      INVENTORY RESERVES       $230,000    $506,000     $ 36,000      $700,000



      December 31, 1995:
      ----------------------

      ALLOWANCE FOR DOUBTFUL
      ACCOUNTS                 $236,000    $ 35,000     $236,000      $ 35,000

      INVENTORY RESERVES       $700,000    $125,000     $155,000      $670,000

                                 EXHIBIT INDEX



EXHIBIT NO.         DESCRIPTION OF EXHIBITS

   3.               Restated Articles of Incorporation and Bylaws.

   3.1 Restated Articles of Incorporation, as amended to date, are incorporated herein by reference to Exhibit 3.3 of the Company's Report on Form 10-Q for the Quarter Ended
                    June 30, 1994.

   3.2 Bylaws, as amended to date, are incorporated herein by reference to Exhibit 19 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1992.

   4.               Instruments Defining the Rights of Securities Holders.

   4.1 Articles IV and V of the Company's Restated Articles of Incorporation are incorporated herein by reference to
                    Exhibit 3.3 of the Company's Report on Form 10-Q for the Quarter Ended June 30, 1994.

   4.2              Articles I, II, III, VI, VII and X of the Company's
                    Bylaws are incorporated herein by reference to Exhibit 19 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1992.

   4.3 Revised Credit Agreement dated June 30, 1995, between Perceptron, Inc., Perceptron GmbH and NBD Bank, N.A. and related Demand Business Loan Note are incorporated herein by reference to Exhibit 4.4 of the Company's Report on Form 10-Q for the Quarter Ended June 30, 1995.

   10.              Material Contracts.

   10.1 Registration Agreement, dated as of June 13, 1985, as amended, among the Company and the Purchasers identified therein, is incorporated by reference to
                    Exhibit 10.3 of the Company's Form S-1 Registration Statement (amended by Exhibit 10.2) No. 33-47463.

   10.2 Patent License Agreement, dated as of August 23, 1990, between the Company and Diffracto Limited, is incorporated herein by reference to Exhibit 10.10 of the Company's Report on Form S-1 Registration Statement No. 33-47463.

                    Form of Proprietary Information and Inventions Agreement
   10.3 between the Company and all of the employees of the Company is incorporated herein by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement No. 33-47463.

   10.4 Form of Confidentiality and Non-Disclosure Agreement between the Company and certain vendors and customers of the Company is incorporated herein by reference to Exhibit 10.12 of the Company's Form S-1 Registration Statement No. 33-47463.

   10.5 Two Forms of Agreement Not to Compete between the Company and certain officers of the Company, one of which is incorporated herein by reference to Exhibit 10.13 of the Company's Form S-1 Registration Statement No. 33-47463, and the other one of which is incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1993.

   10.6 Co-operative Agreement, dated April 1, 1992, between the Company and Sumitomo Corporation, is incorporated herein by reference to Exhibit 10.17 of the Company's Form S-1 Registration Statement No. 33-47463.

   10.7 Lease, dated August 3, 1989, as amended, between the Company and HiTech Real Estate Venture, a Michigan co-partnership, is incorporated herein by reference to Exhibit 10.20 of the Company's Form S-1 Registration Statement No. 33-47463.

   10.8 Second Amendment to Lease, dated May 7, 1993, amending a Lease, dated August 3, 1989, between the Company and HiTech Real Estate Venture, a Michigan co-partnership, is incorporated herein by reference to Exhibit 10.22 of the Company's Report on Form 10-Q for the Quarter Ended June 30, 1993.

   10.9* Single Tenant Building Lease, dated March 5, 1996, between Demco XVI Limited Partnership and Perceptron, Inc.

   10.10@ 1983 Stock Option Plan, as amended, and forms of Stock Option Agreement are incorporated herein by reference to
                    Exhibit 10.21 of the Company's Form S-1 Registration Statement No. 33-47463.

   10.11@ 1992 Stock Option Plan is incorporated herein by reference to Exhibit 10.22 of the Company's Form S-1 Registration Statement No. 33-47463.

   10.12@ First Amendment to the 1992 Stock Option Plan is incorporated herein by reference of Exhibit 10.14 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1992.

   10.13@ Second Amendment to the 1992 Stock Option Plan is incorporated herein by reference to Exhibit 10.21 of the Company's Report on Form 10-Q for the Quarter Ended June 30, 1993.

   10.14@ Third Amendment to the 1992 Stock Option Plan, is incorporated herein by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1993.

   10.15@ Fourth Amendment to the 1992 Stock Option Plan is incorporated herein by reference to Exhibit 10.35 of the Company's Report on Form 10-Q for the Quarter Ended September 30,1994.

   10.16@ Fifth Amendment to the 1992 Stock Option Plan, is incorporated by reference to Exhibit 10.36 of the Company's Report on Form 10-Q for the Quarter Ended June 30, 1995.

   10.17*@          Sixth Amendment to the 1992 Stock Option Plan.

   10.18@ Form of Stock Option Agreements, for July 1993 Stock Option Grants, is incorporated herein by reference to Exhibit 10.23 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1993 and Exhibit 10.32 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1994.

   10.19@ Stock Option Agreement, December 1993 Option Grant, dated December 13, 1993, between the Company and James A. Ratigan is incorporated herein by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1993.

   10.20@ First Amendment to Stock Option Agreement, December 1993 Option Grant between the Company and James A. Ratigan, is incorporated by reference to Exhibit 10.41 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1995.

   10.21@ Stock Option Agreement, Performance Options, dated December 13, 1993, between the Company and James A. Ratigan is incorporated herein by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1993.

   10.22@ First Amendment to Stock Option Agreement, Performance Options dated December 13, 1993, between the Company and James A. Ratigan, is incorporated by reference to Exhibit
                    10.42 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1995.

   10.23@ Form of Stock Option Agreements for Performance Options, is incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1993. The performance standards under these options were waived effective March 2, 1994.

   10.24@ First Amendments to Stock Option Agreements for Performance Options is incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994.

   10.25@ Form of Stock Option Agreements under 1992 Stock Option Plan, (Team Members and Officers) prior to February 9, 1995, is incorporated herein by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1993.

   10.26@ Forms of Master Amendments to Stock Option Agreements (Team Members and Officers) under 1992 Stock Option Plan, prior to February 9, 1995 is incorporated herein by reference to
                    Exhibit 10.22 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994.

   10.27@ Forms of Incentive Stock Option Agreements (Team Members and Officers) under 1992 Stock Option Plan after February 9, 1995 is incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994.

   10.28@ Stock Option Agreement, dated May 21, 1993 between the Company and James E. McGrath is incorporated herein by reference to Exhibit 10.33 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1994.

   10.29*@ Incentive Stock Option Agreement, dated February 14, 1996, between the Company and Alfred A. Pease.

   10.30*@ Non-qualified Stock Option Agreement, dated February 14, 1996, between the Company and Alfred A. Pease.

   10.31@ Directors Stock Option Plan and Form of Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit
                    10.25 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994.

   10.32@ First Amendment to Director Stock Option Plan, is incorporated herein by reference to Exhibit 10.39 of the Company's Report on Form 10-Q for the Quarter Ended June 30, 1995.

   10.33@ Letter Agreement dated December 13, 1993, between the Company and James A. Ratigan is incorporated herein by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1993.

   10.34@ Amendment dated October 26, 1995 to Letter Agreement dated December 13, 1993, between the Company and James A. Ratigan, is incorporated herein by reference to Exhibit 10.40 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1995.

10.35@ Compensation Arrangement Letter, dated May 21, 1993, between the Company and James E. McGrath, is incorporated herein by reference to Exhibit 10.34 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1994.

10.36@ 1993 Management Bonus Plan is incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1993.

10.37@ 1994 Management Bonus Plan is incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994.

10.38*@             1995 Management Bonus Plan.

10.39@              Employee Stock Purchase Plan is incorporated by reference to
                    Exhibit 10.37 of the Company's Report on Form 10-Q for the Quarter Ended June 30, 1995.

10.40*@ First Amendment to Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.38 of the Company's Report on Form 10-Q for the Quarter Ended June 30, 1995.

10.41*@ Letter Agreement, dated February 14, 1996, between the Company and Alfred A. Pease. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.

10.42*@ Employment Agreement, dated February 12, 1996, between the Company and Dwight D. Carlson.

10.43@ Separation, Release and Settlement Agreement between Perceptron, Inc. and Gary D. Johnson, dated July 15, 1995, is incorporated herein by reference to Exhibit 10.35 of the Company's Report on Form 10-Q for the Quarter Ended June 30, 1995.

10.44 Financial Assistance Award, dated December 17, 1993, received from the U.S. Department of Commerce - National Institute of Standards and Technology, and incorporated herein by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1993.

10.45* Third Amendment to Lease, dated March 8, 1996, Amending a Lease, dated August 3, 1989 between the Company and HiTech Real Estate Venture, a Michigan co-partnership.

11.(1)              Statement re: computations of per share earnings.

21. A list of subsidiaries of the Company is incorporated herein by reference to Exhibit 21 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994.

23.(1)             Consent of Experts.

27.(1)             Financial Data Schedule. Where are schedules 21 and 23.


---------------
* Filed with the Company's Annual Report on Form 10K for the year ended December 31, 1995.

@  Indicates a management contract, compensatory plan or arrangement.

--------------------
(1) As amended and refiled with Amendment No.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.