Form 10-K
period 1996-12-31
PERCEPTRON INC/MI
filed 1997-03-31
CIK 887226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 [FEE REQUIRED] OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _________ TO
_________.

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

     Yes__X__  No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 14, 1997, as reported by The Nasdaq Stock Market, was approximately $254,000,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

     The number of shares of Common Stock, $0.01 par value, issued and outstanding as of March 14, 1997 was: 7,694,628.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document, to the extent specified in this report, are incorporated by reference in the Part III of this report:



                 Document                Incorporated by reference in:
         ------------------------------  -----------------------------
         Proxy Statement for 1997
         Annual Meeting of Shareholders  Part III, Items 10-13

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

GENERAL

     Perceptron, Inc. ("Perceptron" or the "Company") designs, manufactures and markets information based process measurement and guidance solutions which help customers improve performance by providing process control systems that precisely measure and monitor component parts for conformance to design intent, systems that guide robots to perform precise tasks on the assembly line and systems that address certain other applications. Perceptron's product offerings are designed to improve productivity, increase product quality and decrease costs in the manufacturing workplace.

     The Company has two distinct three-dimensional machine vision technologies: TriCam(TM) and LASAR(TM). The TriCam technology uses structured laser light triangulation techniques to obtain accurate three-dimensional measurements. This third-generation system, introduced in late 1993, is primarily used to measure formed parts for process control, to provide robot guidance for automated assembly tasks and to perform non-contact alignment functions. LASAR technology uses laser radar technology and provides accurate three-dimensional measurements of all points in a scene over a larger field of view than does TriCam.

     The systems that employ TriCam technology have been primarily sold to the automotive industry. However, these products have also been sold into other industries, such as the appliance industry and the forest and wood products industry. Over 500 of the Company's three-dimensional machine vision systems, incorporating over 11,000 non-contact sensors, have been installed worldwide.

     LASAR based systems have been sold primarily to the forest and wood products industry. Perceptron believes that there may be potential applications for the LASAR system in a number of diverse industries. The foregoing statement may be deemed to be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See "Business Strategy" for a discussion of certain factors affecting the Company's expansion plans.

     Perceptron's design philosophy is to create systems which incorporate sophisticated proprietary software and hardware to minimize the need for customer application engineering. The Company's products are used by factory-floor personnel for in-line manufacturing or in other operating environments, are re-configurable and are amenable to networking. The systems provide graphical displays, in addition to numerical reports.

     From its incorporation in 1981 until August 1992, Perceptron's Common Stock ("Common Stock") was held by private investors. On August 20, 1992, the Company completed the Initial Public Offering ("IPO") of shares of its Common Stock. In 1995, the Company announced a three-for-two stock split of the Company's Common Stock in the form of a stock dividend payable on November 30, 1995 to shareholders of record on November 20, 1995. All reported historical information has been adjusted accordingly to reflect the impact of this stock split. On February 3, 1997, the Company consummated its acquisition of Autospect, Inc. ("Autospect") through the merger of a wholly owned subsidiary of the Company with and into Autospect for aggregate consideration consisting of 387,093 shares of Common Stock of the Company. Autospect, based in Ann Arbor, Michigan, designs, develops and manufactures information-based coatings inspection and defect detection systems primarily for use in the automotive industry. Historical financial information included in the Form 10-K for 1996 or prior periods does not include any financial results for Autospect, except where indicated.

     The Company recently signed letters of intent to acquire Trident Systems, Inc. ("Trident") and Nanoose Systems Corporation ("Nanoose"). The closing of these acquisitions is subject to a number of factors, including the negotiation, approval and execution of definitive documents and completion of satisfactory due diligence. The proposed consideration for these acquisitions will be shares of Common Stock of the Company, aggregating less than 5% of the outstanding Common Stock. Trident is a full service systems integrator for the solid woods sector of the forest and wood products industry, providing applications that address a wide spectrum of mill processes. Trident and the Company are currently parties to a sales agreement pursuant to which Trident purchases TriCam and LASAR based systems from the Company for integration into systems sold by Trident to the forest and wood products industry. Nanoose, based in British Columbia, Canada, is a software design and engineering company, specializing in industrial scanning and optimization systems primarily for the forest and wood products industry. Optimization software written by Nanoose is an important element of the systems sold by Trident to the forest and wood products industry. This software accepts scanner information from the Company's TriCam and LASAR systems.

     The Company was incorporated in Michigan in 1981. Its headquarters are located at 47827 Halyard Drive, Plymouth, Michigan 48170-2461, (313) 414-6100. The Company also has operations in Munich, Germany; Rotterdam, The
Netherlands; Sao Paulo, Brazil and Nagoya, Japan.

PRODUCT OVERVIEW

     TriCam and LASAR. The Company's two families of laser based three-dimensional machine vision systems, TriCam and LASAR, use solid-state lasers, proprietary high speed electronics and optics to capture three-dimensional images. The captured images are then converted into dimensions or locations by proprietary digital signal processing electronics and a sophisticated rectification process. Perceptron's products provide its customers with solutions for a variety of applications.

     The TriCam family of products uses structured laser light triangulation techniques for obtaining accurate three-dimensional measurements. LASAR sensors incorporate a completely different technology, known as light detection and ranging (LIDAR or laser radar), to obtain three-dimensional imagery. In such imagery, the distance (range) to every point in the image is directly indicated, thus providing the basis for modeling and measuring an entire scene.

     TriCam based systems are currently used to measure large formed parts for process control, to provide robot guidance for automated assembly tasks, to provide non-contact measurement capability for wheel alignment systems in automotive assembly plants and for certain applications in non-automotive industries. The Company's LASAR sensors provide accurate three-dimensional images over a larger field of view than does TriCam.

     With the increased emphasis on continuous improvement in manufacturing as a fundamental strategy to simultaneously reduce cost and improve quality, manufacturers are recognizing the need for sophisticated process control systems. Capabilities provided by Perceptron products include the following:

     Measurement. The Company's products are used for in-process measurement of manufacturing performance. The Company's products first locate the process mean relative to design intent, and then measure any part-to-part variation to determine the process range. To rapidly accomplish both of these tasks, measurements must be taken in-process, at line speed rates, with sufficient accuracy to analyze and control the process performance to ensure that the manufactured part is as close to design intent as possible. Deviation from design intent or part-to-part variation in a process result in lower quality and increased cost.

     Guidance. In many applications, a manufacturing workpiece must be visually and accurately located to guide a robot or an unmanned vehicle to perform its tasks.

     Autospect. Autospect's products, based primarily on machine vision technology, are used to measure the quality of painted surfaces. The in-line Quality Measurement System (QMS) provides paint process control and trend analysis of the shininess, reflection clarity and smoothness of the painted surface.

     The in-line Industrial Dirt Counter (IDC) inspects the painted surface for dirt and provides data, such as size, location, and amount of the defects, for both repair information and process trend analysis.

     Autospect also markets two lighting systems that aid inspectors in the location and repair of painted surface defects.

MARKETS

     To date, the Company has focused its primary marketing efforts on the automotive industry. In January 1996, the Company entered into a sales agreement with Trident Systems, Inc. ("Trident") by which Trident purchases TriCam and LASAR based systems for integration into systems to be sold by Trident to the forest and wood products industry. See "Research and Development". Since December 31, 1995, the Company has received a total of $4.8 million of orders from Trident Systems, Inc. for a combination of TriCam and LASAR sensors. The Company believes that there may be potential applications for its three-dimensional machine vision systems in non-automotive industries as diverse as appliances, forest and wood products, robot and autonomous vehicle guidance, and others. The foregoing statement is a "forward looking statement" within the meaning of the Exchange Act. See "Business Strategy" for a discussion of certain factors affecting the Company's expansion plans.

PRODUCTS AND APPLICATIONS

     TriCam Applications. TriCam based three-dimensional machine vision systems are generally incorporated into application specific products used in the manufacture of large formed parts and assemblies, such as vehicles. Three TriCam products, described below, are currently in production. Other applications and products under development are described below under the caption "Research and Development".

     Assembly Process Control System (P-1000). The P-1000 system has been sold primarily to automotive manufacturers to measure large formed vehicle body parts and assembled vehicle bodies. This system, which has also been sold to the appliance industry, is used by manufacturers of large formed parts and assemblies for process control. Installed directly in the customer's manufacturing line, typically in connection with new model re-tooling programs, the P-1000 system rapidly measures critical dimensions and performs analyses to reduce part-to-part variation and deviations from design intent. By continually measuring and analyzing sources of variation, the manufacturer can more quickly identify and correct manufacturing process faults, thereby preventing defects from reaching the ultimate customer.

     Completing measurement and analysis tasks within a few seconds, the P-1000 enables customers to shorten the time it would otherwise take to launch a new product. In addition, the P-1000 enables customers to reduce cost and increase both quality and throughput by measuring and analyzing sources of variation to achieve continuous process improvement.

     Robot Guidance System for automated assembly (RGS). The RGS system, which is used for flexible assembly, incorporates TriCam sensors and high speed digital process electronics and proprietary software to provide robots three-dimensional visual guidance to perform a variety of automated assembly tasks. The RGS optically locates the position on an object and instructs a robot to perform work on the located object. This product was developed in cooperation with Mercedes-Benz, which provided specifications to enable the system to address a broad range of applications. Other automotive companies, including General Motors, Ford, Volvo, BMW and Opel, are currently using RGS systems. Worldwide, over 100 RGS systems have been installed to date.

     The RGS system is currently used primarily by automotive companies in the following applications, among others: windshield insertion, door assembly and installation, hood and trunk lid installation, fuel tank installation, fender mounting and instrument panel installation.

     Non-Contact Wheel Alignment System (NCA). The NCA system, which uses TriCam three-dimensional machine vision technology, was developed in close cooperation with Ford Motor Company, which helped fund and was instrumental in testing the technology. The NCA system is incorporated into original equipment manufacturers' ("OEM's") wheel alignment equipment.

     The NCA system offers a fast and accurate non-contact method to align wheels, which reduces costly in-plant maintenance of mechanical wheel alignment equipment. Since 1993, the Company, pursuant to a long-term licensing agreement with Schenck Komeg of Germany, has been supplying NCA systems to the automotive market in Europe, China and Taiwan. The Company recently amended its licensing agreement with Schenck Komeg to permit the Company to license others to sell the NCA in Europe and other markets currently covered by Schenck Komeg's license. The Company has recently entered into an agreement to supply Burke Porter with NCAs. In connection with the settlement of certain litigation filed by the Company against Fori Automation alleging infringement of certain of the Company's patents relating to non-contact wheel alignment systems, the Company has licensed such patents to Fori on a non-exclusive basis. The Company has sold NCA systems to a number of domestic OEM's who installed these systems into various North American automotive assembly plants. To date, Perceptron has delivered over 90 NCA systems worldwide.

     Autospect Products. The QMS-I checks the painted surface quality of each car as it exits the paint oven, providing quality trend analysis and process control information by car color, model, shift, etc. With this information corrective action can be taken before quality drops below acceptable levels. The QMS-I interfaces with the Autospect "Paint Process Monitor" (PPM), a network that sends the trend data and quality data to the plant and corporate paint supervision. The QMS-Battery Portable (QMS-BP) is a hand held meter providing the same readings as the QMS-I and is used to monitor incoming parts, and is used in paint laboratories.

     The Industrial Dirt Counter (IDC), released in 1997, checks the amount of dirt and other defects that affect the painted surface quality. The system prints out a profile of the car and shows the location of the defects to assist in repair. The system also provides trend analysis and process control information to assist management in controlling the process. The IDC interfaces with the Autospect "Dirt Process Monitor" (DPM) which is a network that sends the trend and quality data to those responsible for supervision of the paint process.

     The Lightwave and Swirl Detection Lighting Systems aid the inspection of painted surfaces, helping the inspectors to find and repair surface defects in a more efficient and reliable manner. Lightwave is distributed by Autospect in North America pursuant to the terms of a distributor agreement with a foreign entity.

PROPRIETARY SOFTWARE MODULES

     The heart of the Company's products are a number of sophisticated proprietary software modules which enable the Company to provide easy-to-use, customer-configurable, application specific products. The software modules are provided in four integrated levels:

Level I. The first level of software implementing machine vision algorithms convert the digital images from the sensors into meaningful dimensional information. This software also performs the complex coordinate transformation and calibration functions required for the high resolution and accuracy of the measurement results offered by Perceptron's products.

Level II. The second level analyzes the dimensional information and presents it in an assortment of reports to provide process status information at a glance. Additional software modules further analyze the information and provide it in the form of histograms, Pareto diagrams, X-bar and Range charts and other useful process control formats.

Level III. The third level provides ease of use proprietary software for customer set up. Through a graphical CRT interface, the system operator can completely configure the system, telling it what to measure, where to measure, how to measure and how to display the measurements. This sophisticated software capability, which management believes adds significant value to Perceptron products, offers customers the ability to re-configure the system rapidly and easily.

Level IV. The fourth level provides network access and database management capabilities in a client/server environment within a plant (intra-plant communications) and between plants via remote access (inter-plant communications). This capability provides wide distribution of the data presentation obtained from Level II software.

BUSINESS STRATEGY

     The Company seeks to expand its customer base and markets. To do this, the Company has embraced a four-pronged strategy:

      -    Increase the number of automotive plants served annually.
           Many automotive assembly plants continue to use off-line, sampling measuring techniques which the Company believes places such plants at a competitive disadvantage to those that use Perceptron equipment, which, in the case of the P-1000, is in-line and measures 100% of the manufactured parts. Perceptron intends to continue to work with automotive customers to help them achieve even greater efficiencies in their processes.

      - Increase product sales within a given automotive plant through derivative products. The RGS and the NCA systems are examples of derivative products that meet additional needs of automotive customers. In addition, the Company's recent acquisition of Autospect expands the product line offered by the Company at a given automotive plant to include the paint line. The Company plans to continue to introduce new products, such as those described below under the caption "Research and Development".

      - Expand customer base to include first tier suppliers to the automotive industry. The Company believes opportunities exist with these suppliers as they begin to conform to the new quality standards of the international automotive companies. Toward this strategy, an order totaling $2.8 million was received in December 1996 from a major first-tier supplier.

      - Migrate existing and future information-based machine vision technologies into new markets. Perceptron is increasing its activity with potential customers and evaluating potential applications for its products in industries as diverse as appliance assembly, forest and wood products, steel processing, robot guidance and others. Sales in non-automotive markets totaled approximately 5% of the 1996 net sales.


     The foregoing statements may be deemed to be "forward looking statements" within the meaning of the Exchange Act. The Company's ability to expand its customer base and markets and to successfully execute the strategies set forth above involves a number of uncertainties, including, but not limited to, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the continuation or acceleration of the automotive industries' retooling programs, rapid or unexpected technological changes, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the ability of the Company to negotiate satisfactory acquisition agreements with Trident and Nanoose and risks inherent in completing and integrating acquisitions generally, and the effect of economic conditions. There can be no assurance that the Company will be able to expand its customer base and markets or successfully execute the strategies set forth above.

SALES AND MARKETING

     To date, the Company has marketed its systems either directly to the end users of the Company's systems, or to system integrators, value-added resellers (VAR's) or original equipment manufacturers (OEM's) who in turn sell to the same end users.

     The Company's direct marketing efforts are conducted by the Company's account executives. These account executives develop a close consultative selling relationship with the Company's customers. Perceptron's senior management works in close collaboration with customers' senior executives. The Company intends to continue this marketing strategy for its assembly process control systems (P-1000), and for products offered by Autospect.

     With respect to the RGS system for robot guidance, the NCA system for wheel alignment and sales to the forest and wood products industry, the Company's marketing strategy is focused primarily on sales to system integrators, OEM's and VAR's who integrate the Company's products into their systems for sale to end user customers.

     The Company's principal customers have historically been automotive companies that the Company either sells to directly or through system integrators or OEM's. The Company's products are typically purchased for installation in connection with new model re-tooling programs undertaken by these companies. Because sales are dependent on the timing of customers re-tooling programs, sales by customer vary significantly from year to year, as do the Company's largest customers. For the year ended December 31, 1996, approximately 67% of total revenues were derived from three domestic automotive companies (General Motors, Ford and Chrysler). For the years ended December 1995 and 1994, approximately 64% and 83%, respectively, of total revenues were derived from the same three customers. Approximately 85% of 1996 revenues for Autospect were derived from the same three domestic auto companies.

CUSTOMER SUPPORT

     The Company's support program for automotive customers begins at the pre-sales phase with customer consultation regarding strategic dimensional control strategy for vehicle production. The outcome of this consultation is incorporated into the Company's sales proposals. In selected instances, particularly with respect to the P-1000 assembly process control system and the RGS system, the Company's application and project engineering group works closely with the customers' tooling engineers. The customer education group offers extended technical education for the customers' plant personnel in metrology and process control techniques. Extended education contracts generally continue for 12 months.

     The Company provides similar support to the system integrators, VAR's and OEM's who resell the Company's systems to end users.

     Ongoing hardware and software enhancements to the Company's installed products are provided through service contracts or through individual purchase orders. The Company strives to achieve total customer satisfaction through account teams that provide customers with dedicated sales, customer service, application and project engineering and customer education staff.

     Autospect supports its customers with pre-sales consultation regarding process control and cost saving benefits derived from the use of its products. After sale of the products, the Autospect Product Engineering and Installation Team works closely with the customer to efficiently integrate the system into the plant, and after installation, to train the customer's personnel on the use and maintenance of the system. After installation, Autospect personnel monitor the system's operation and provide preventative maintenance.

RESEARCH AND DEVELOPMENT

     The Company engages in research and development ("R&D") to enhance its existing products, to adapt existing products to new applications and to develop new products to meet new market opportunities.

     The Company has announced three products which are in late stages of development:

      Optical Checking Fixture (OCF). The OCF is a non-contact three-dimensional surface scanner, which employs TriCam technology. The Company plans to market OCF to both automotive and non-automotive customers for use as a process control device to precisely measure and monitor large formed parts (stamped or molded) for conformance to design intent. The Company has sold and installed three of the initial versions of this system in automotive customer facilities, and beta testing is continuing.

      LASAR. LASAR is a three-dimensional machine vision system that employs laser radar technology and provides three-dimensional images over a field of view that is an order of magnitude larger than those covered by TriCam. Perceptron continues to more fully develop the current version of the LASAR system. The Company is currently evaluating a number of different applications within industries as diverse as forest and wood products, robot guidance and others.

      Dimensional Data Management (DDM). The DDM, which is in beta testing, is a computer system that consolidates in-line measurement data and provides data analysis tools to help identify, trace, and eliminate sources of process variation and deviation from design intent. The DDM product consists of both server and client software. The server collects and stores dimensional data in a single database from Perceptron measurement systems and other measurement devices. The client software provides multiple users, both local and remote, with the capability of monitoring and analyzing dimensional data.

     The Company is involved in a continuous product improvement program for its products intended to enhance performance, reduce costs and incorporate new technological advances. To this end, the Company is engaged in strategic alliances with a number of research and development institutions.

     In 1993, the Company was awarded a $1.22 million NIST-ATP grant from the United States Department of Commerce for software development related to high-speed image processing techniques for three-dimensional machine vision systems. This grant, now completed, provided the Company $0.4 million in 1994, $0.6 million in 1995, and $0.2 million in 1996. The Company includes all development costs incurred internally and subcontracted to an independent research organization and to a university in engineering, research and development expense, and offsets these costs with any reimbursements due from NIST. Work under this grant has supplied the Company with a substantial repertoire of widely usable and tested machine vision algorithm components for use with its TriCam and LASAR products.

     In late 1995, Autospect received a $1.8 million NIST grant which will provide funding of $600,000 per year over three years for development of a system to measure the thickness of wet film (e.g. paint). Prototype testing of this system has begun.

     As of March 14, 1997, 64 persons employed by the Company are focused primarily on research, development and engineering relating to three-dimensional machine vision systems and related software. The Company's laser based systems use sophisticated proprietary software technology, coupled with state-of-the-art hardware. The Company believes that continued leadership in software development is crucial for maintaining and expanding its market position.

     For the three years ended December 31, 1994, 1995 and 1996, the Company's research, development and engineering expenses were $3.8 million, $4.5 million, and $5.9 million, respectively.

     In addition to investing directly in R&D, the Company has developed close relationships with the University of Michigan and other research organizations which are recognized as technological leaders. The Company is a member of the Auto Body Consortium (the "ABC"), a group of ten companies in automotive-related businesses and two universities, sponsored by Michigan Future, Inc. a non-profit corporation. Dwight D. Carlson, Vice Chairman of the Board of Directors of the Company, is also Chairman of Board of Michigan Future, Inc. The ABC has created a number of programs to develop improvements in measurement technology and process control techniques for automotive applications.

BACKLOG

     As of December 31, 1996, the Company had a backlog of $21.0 million, compared to $16.3 million as of December 31, 1995. Most of the backlog is subject to cancellation by the customer. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in backlog by December 31, 1997.

MANUFACTURING AND SUPPLIERS

     The Company's manufacturing operations consist primarily of final assembly and test, together with integrating the Company's software with individual components, including printed circuit boards, which are manufactured by third parties according to Company developed designs. With a low level of vertical integration, the Company believes it gains significant manufacturing flexibility, while minimizing total product costs.

     Since its inception the Company has strived to continuously improve its proprietary sensor calibration process. This process technology, primarily software-based, allows each sensor to be calibrated throughout its measurable space to rectify any inherent manufacturing errors. The Company believes that this proprietary software reduces the need that would otherwise exist for capital investment in sensor manufacturing.

     The Company purchases a number of component parts and assemblies from single source suppliers. With respect to most of its components, the Company believes that alternate suppliers are readily available. Significant delays or interruptions in the delivery of components or assemblies by suppliers, or difficulties or delays in shifting manufacturing capacity to new suppliers, could have a material adverse effect on the Company.

INTERNATIONAL OPERATIONS

     The Company's European operations have contributed approximately 11%, 31%, and 23% of the Company's revenues during the years ended 1994, 1995, and 1996, respectively. The Company's wholly-owned subsidiary, Perceptron Europe B.V. ("Perceptron B.V."), is located in Rotterdam, The Netherlands. Perceptron B.V. holds a 100% equity interest in Perceptron Europe GmbH ("Perceptron GmbH"), which is located in Munich, Germany. Prior to June 23, 1994, a minority shareholder (Cementia S.A.) held a 12.5% equity interest in Perceptron B.V., which was converted into 197,802 shares of Common Stock of Perceptron, Inc. on that date. The Company currently employs twenty-one people in its European operations. Autospect currently offers its products internationally through distributors in Europe.

     In 1990, the Company began operating a Joint Project Office with Sumitomo, located in Nagoya, Japan. The Joint Project Office is currently staffed by five persons, three employed by the Company and two employed by Sumitomo. Pursuant to an agreement with the Company, Sumitomo engages in sales and marketing efforts in Asia on behalf of the Company, and earns commissions on any sales in Asia. For the years ended December 31, 1994, 1995 and 1996, the Company's Asian operations generated net sales of $0.5 million, $1.4 million, and $1.1 million, respectively.

     The Company is in the process of establishing a sales office in Sao Paulo, Brazil to service automotive customers in South America.

     The Company's foreign operations are subject to certain risks typically encountered in such operations, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic and local policies of foreign governments, and the laws and policies of the U.S. and local governments affecting foreign trade and investment. For information regarding net sales, operating profit (loss) and identifiable assets of the Company's foreign operations, see Note 11 to the Consolidated Financial Statements, "Foreign Operations".

     On November 26, 1996, the Company's German subsidiary acquired the assets of a division of HGV Vosseler GmbH ("HGV") engaged in the development and sale of non-contact three-dimensional measurement systems for aggregate consideration consisting of 82,150 shares of Common Stock of the Company and DM 300,000. The assets acquired include certain patents, patent applications and other intellectual property, hardware, software, customer lists, and a non-competition agreement.

COMPETITION

     The Company is not aware of any other entity having three-dimensional machine vision systems that are as advanced, in terms of completeness of the solutions provided, as those offered by the Company and sold into those markets that the Company serves. The Company is, however, aware of a number of companies that sell similar and/or alternative technologies and methods into the same markets.

     In 1990, the Company purchased certain assets from Diffracto Corporation ("Diffracto") of Canada, a former direct competitor, and entered into agreements pursuant to which Diffracto and certain Diffracto employees agreed not to compete with the Company for a period of five years in certain product areas ("Diffracto non-compete agreements"). These agreements expired in July 1995. The assets acquired by the Company from Diffracto include the designs and technology incorporated into the Diffracto "Z Sensor" gauging systems, as well as a paid up non-exclusive license for fifty-five U.S. patents, forty-six of which are still in force. In June 1996, the Company filed suit against Diffracto and certain of the parties subject to the Diffracto Non-compete Agreements alleging breaches of the Diffracto Non-compete Agreements prior to their expiration and that products currently offered and sold by such persons use the technology acquired by Perceptron in violation of Diffracto's agreements with the Company.

     The Company believes that the principal competitive factor in Autospect's markets is the total capability as a process control system and that Autospect's products compete favorably with similar and alternative technologies in this regard. The Company is aware of one foreign and one domestic competitor for Autospect's portable version of its QMS products and one domestic competitor for the lighting system. The Company is not aware of any direct competition for Autospects' other products.

     The Company believes that there may be other entities, some of whom may be substantially larger and have substantially greater resources than the Company, which may be engaged in the development of technology and products which could prove to be competitive with those of the Company. In addition, the Company believes that certain existing and potential customers may be capable of internally developing their own technology. There can be no assurance that the Company will be able to successfully compete with any such entities, or that any competitive pressures will not result in price erosion or other factors which will adversely affect the Company's financial performance.

PATENTS, TRADE SECRETS AND CONFIDENTIALITY AGREEMENTS

     The Company considers its software and hardware to be proprietary and seeks to protect its technology through a combination of patents, copyrights, trade secrets, confidentiality and other agreements. The Company deems its patents and patent applications to be materially important to its business. However, the Company also believes that its success depends upon its trade secrets and proprietary know-how, innovative skills, technical competence and marketing abilities of its employees. There can be no assurance that any of the above measures will be adequate to protect this proprietary technology.

     The Company, including Autospect, owns nine U.S. patents and ten pending U.S. patent applications which relate to various products and processes manufactured, used, and/or sold by the Company. In addition, the Company also owns corresponding foreign patents in Canada, Europe, and Japan. The Vosseller acquisition also adds several patent applications in foreign locations.

     These U.S. patents expire from 2002 through 2010 and the Company's existing foreign patent rights expire from 2008 through 2011.

     The Company has been informed that certain of its customers have received allegations of possible patent infringement involving processes and methods used in the Company's products. One such customer is currently engaged in litigation relating to such matter. This customer has notified various companies from which it has purchased such equipment, including the Company, that it expects the suppliers of such equipment to indemnify such customer, on a pro-rata basis, for expenses and damages, if any, incurred in this matter. Management believes, however, that the processes and methods used in the Company's products were independently developed by the Company without utilizing any previously patented process or technology. Because of the uncertainty surrounding the nature of any possible infringement and the validity of any such claim or any possible customer claim for indemnity, it is not possible to estimate the ultimate effect, if any, this matter may have upon the Company's financial position and results of operations.

     On March 13, 1996, a complaint was filed naming the Company as a defendant, along with Trident and Nanoose, in an action alleging that the Company's TriCam sensor violates a patent held by the plaintiff and seeking preliminary and permanent injunctions and damages. Management believes that its TriCam sensor was independently developed without utilizing any previously patented process or technology and intends to vigorously defend its position.

     The Company has registered, and continues to register, various trade names and trademarks, including PERCEPTRON, DATACAM, LASAR, VERISTAR, and TRICAM, among others, which are used in connection with the conduct of its business. Autospect has applied for registration of the AUTOSPECT trade name.

     The Company's software products are copyrighted and generally licensed to customers pursuant to license agreements that restrict the use of the products to the customer's own internal purposes on designated Perceptron equipment.

EMPLOYEES

     As of March 14, 1997, the Company employed 203 persons. Of these persons, 64 were in research, development and engineering, 32 in sales, marketing and support, 90 in operations, applications and project engineering and 17 in general administration and finance. None of the employees are covered by a collective bargaining agreement and the Company believes its relations with its employees to be good. At present, Autospect employs 36 persons.

ITEM 2:  FACILITIES

     Perceptron's principal facilities consist of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company. Autospect conducts its operations from a 20,500 square foot leased facility in Ann Arbor, Michigan.
In addition, the Company leases a 3,500 square foot facility in Munich, Germany, a 1,000 square foot facility in Rotterdam, The Netherlands, an office in Brazil and utilizes the Joint Project Office facility in Nagoya, Japan provided by Sumitomo. The Company believes that its current facilities are sufficient to accommodate its requirement through 1997.

ITEM 3:  LEGAL PROCEEDINGS

     On March 13, 1996, a complaint was filed in the United States District Court, Western District of Washington, by Applied Scanning Technology, Inc. naming the Company as a defendant, along with two other co-defendants (Trident Systems, Inc. and Nanoose Systems Corporation), in an action alleging that the Company's TriCam sensor violates a patent held by the plaintiff and seeking preliminary and permanent injunctions and damages. Management believes that its TriCam sensor was independently developed without utilizing any previously patented process or technology and intends to vigorously defend its position.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No response to Item 4 is required.

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANTS'S COMMON STOCK AND RELATED SHAREHOLDER
     MATTERS

     Perceptron's Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol "PRCP". The following table shows the reported high and low sales prices of Perceptron's Common Stock for the fiscal periods indicated:


                         Period                                   Prices
   ---------------------------------------------------------      ------

                                                                Low    High
                                                              ------  ------

   1995
   ---------------------------------------------------------
   First Quarter ...........................................   $9.83  $15.33
   Second Quarter ..........................................  $11.00  $14.50
   Third Quarter ...........................................  $13.17  $19.33
   Fourth Quarter ..........................................  $14.33  $24.83

   1996
   ---------------------------------------------------------
   First Quarter ...........................................  $17.75  $27.00
   Second Quarter ..........................................  $25.50  $39.00
   Third Quarter ...........................................  $24.50  $37.75
   Fourth Quarter ..........................................  $23.50  $37.50

   1997
   ---------------------------------------------------------
   First Quarter (January 1, 1997 through March 14, 1997) ..  $31.75  $38.13


     No cash dividends or distribution on Perceptron's Common Stock have been paid and it is not anticipated that any will be paid in the foreseeable future. The Company is prohibited under the terms of its bank line of credit from the payment of cash dividends or from purchasing or retiring any of its capital stock without written consent from its bank.

     The approximate number of shareholders of record on March 14, 1997, was 330.

     On November 26, 1996, the Company issued 82,150 shares of its Common Stock in connection with the acquisition by its German subsidiary of certain assets of a division of HGV Vosseler GmbH ("Vosseler"). The issuance was made pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. Vosseler is engaged in the development and sale of non-contact three dimensional measurement systems.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL INFORMATION

PERCEPTRON, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                                    Years Ended December 31,
                                 --------------------------------------------------------
Statement of Operations Data(2):   1996          1995          1994       1993     1992
                                 ----------  ------------  ------------  -------  -------
                                            (as restated)

Net sales                           $49,679       $37,291       $27,835  $17,022  $14,462
Gross profit                         30,690        23,116        16,807   10,045    8,528
Income from operations(1)            10,178         7,388         5,720    2,907    2,267
Net income before provision for
  income tax(1)                      10,964         7,927         5,839    2,702    1,824
Net income(1)                         7,894         8,409         5,839    2,702    1,824
Net income per weighted
  average common and common
  equivalent share(1)                 $1.03         $1.16          $.83     $.45     $.37
Weighted average common and
  common equivalent shares            7,636         7,258         6,998    5,973    4,908


                                                    As of December 31,
                                 --------------------------------------------------------
Balance Sheet Data:                  1996          1995          1994     1993      1992
                                    -------       -------       -------  -------   ------

Working capital                     $35,089       $27,831       $18,620  $12,605   $6,555
Total assets                         56,896        38,581        24,507   16,138    8,966
Shareholders' equity                 46,504        30,358        19,737   13,451    7,251




---------------
(1)    Excluding amounts for non-cash stock option compensation expense (See
       Note 2 to the Consolidated Financial Statements), the reported amounts would have been:


                                     1996           1995          1994     1993    1992
                                     ----           ----          ----     ----    ----
Income from operations               13,380         8,765         5,720    2,907    2,267
Net income before provision
  for income tax                     14,166         9,304         5,839    2,702    1,824
Net income                            9,916         9,304         5,839    2,702    1,824
Net income per weighted
  average common and
  common equivalent share             $1.30         $1.28          $.83     $.45     $.37

(2) No cash dividends have been declared or paid during the periods presented.

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

     On November 26, 1996, the Company's German subsidiary acquired the assets of a division of HGV Vosseler GmbH ("Vosseler") engaged in the development and sale of non-contact three-dimensional measurement systems for aggregate consideration consisting of 82,150 shares of Common Stock and DM 300,000 and recorded $2.3 million in intangible assets relating to the acquisition. See
Note 13 to the Consolidated Financial Statements.

     On February 3, 1997, the Company consummated its acquisition of Autospect, Inc. ("Autospect") through the merger of a wholly owned subsidiary of the Company with and into Autospect for aggregate consideration consisting of 387,093 shares of Common Stock of the Company. Autospect, based in Ann Arbor, Michigan, designs, develops and manufactures information-based coatings inspection and defect detection systems primarily for use in the automotive industry. The transaction will be accounted for as a pooling of interests. Autospect's revenues for 1997 are expected to represent less than ten (10%) percent of the Company's total revenues and to be slightly accretive to earnings per share for 1997.

     The Company recently signed letters of intent to acquire Trident Systems, Inc. ("Trident") and Nanoose Systems Corporation ("Nanoose"). The closing of these acquisitions is subject to a number of factors, including the negotiation, approval and execution of definitive documents and completion of satisfactory due diligence. The proposed consideration for these acquisitions will be shares of Common Stock of the Company, aggregating less than 5% of the outstanding Common Stock. Trident and Nanoose's revenues for 1997 are expected to represent at least ten (10%) percent of the Company's total revenues and to be slightly accretive to earnings per share for 1997.

     Trident is a full service systems integrator for the solid woods sector of the forest and wood products industry, providing applications that address a wide spectrum of mill processes. Trident and the Company are currently parties to a sales agreement pursuant to which Trident purchases TriCam and LASAR based systems from the Company for integration into systems sold by Trident to the forest and wood products industry.

     Nanoose, based in British Columbia, Canada, is a software design and engineering company, specializing in industrial scanning and optimization systems. Optimization software written by Nanoose is an important element of the systems sold by Trident to the forest and woods products industry. This software accepts scanner information from the Company's TriCam and LASAR systems.

     The foregoing statements regarding Autospect's 1997 revenues and earnings and the Company's acquisitions of Trident and Nanoose and the impact of such acquisitions, if consummated, on 1997 revenues and earnings are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See "Business Strategy" for a discussion of certain factors affecting such revenues and earnings and the acquisitions of Trident and Nanoose.

RESULTS OF OPERATIONS

     Year Ended December 31, 1996, Compared to Year Ended December 31, 1995

     Net Sales. Net sales, of which substantially all are attributable to the automotive market, consist primarily of product sales together with training and service revenue. The Company's net sales increased by 33% from $37.3 million in 1995 to $49.7 million in 1996. Net sales in the North American market increased from $24.3 million in 1995 to $37.0 million in 1996. Net sales in the European and Asian markets decreased from $13.0 million in 1995 to $12.7 million in 1996.

     P-1000 systems accounted for 79% of net sales in 1995 and 74% of net sales in 1996. The RGS and NCA systems combined accounted for 14% of net sales in both 1995 and 1996. Non-automotive sales accounted for 5% of net sales in 1996 and less than 1% in 1995. Training and service revenues and other product sales accounted for the remainder of net sales in both years.

     New order bookings for 1995 totaled $42.3 million, compared to $54.4 million in 1996. North American orders were up from $29.4 million in 1995 to $39.5 million in 1996 and European and Asian orders were up from $12.9 million in 1995 to $14.9 million in 1996. P-1000 systems accounted for 76% of new order bookings in 1995 and 78% in 1996.

     Gross profit. Gross profit increased from $23.1 million in 1995 to $30.7 million in 1996, and as a percentage of net sales decreased from 62.0% in 1995 to 61.8% in 1996. The decrease is due primarily to the lower gross profit percentage associated with one specific sale by the Company of a new product, which was integrated into equipment acquired from an original equipment manufacturer ("OEM"), and sold as a complete system.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 16% from $9.9 million in 1995 to $11.5 million in 1996. This increase is due primarily to increases in personnel and various operating expenses required to support the increased 1996 operating activity and, to a lesser extent, to increased management performance bonuses. The Company's 1996 selling, general, and administrative expenses included a charge of $113,000 for stock option compensation expense related to the 1993 grants of performance based stock options, compared to a charge of $325,000 in 1995. As a percentage of net sales, selling, general and administrative expenses decreased from 26.5% in 1995, to 23.1% in 1996.

     Engineering, research and development. Engineering, research and development expenses increased by 31%, from $4.5 million in 1995, to approximately $5.9 million in 1996, due primarily to increased personnel and, to a lesser extent, to increased expenditures for materials associated with products under development. As a percentage of net sales, engineering, research and development expenses decreased from 12.0% in 1995 to 11.8% in 1996 principally due to the higher sales base.

     Non-cash stock compensation expense. Beginning in late 1994, some participants in the Company's stock option plan have used Perceptron stock options to pay the exercise price of stock options issued under the plan. The Company was recently advised that accounting rules require the recording of a non-cash compensation expense relating to certain of these exercises during 1996 and 1995. See Note 2 to the Consolidated Financial Statements for further information.

     The Company has restated its financial statements to record non-cash stock compensation expense of $1.4 million in the fiscal 1995 and $3.2 million in 1996. The effect of this non-cash stock compensation charges on net income for fiscal 1995 was a reduction of $.12 per share, and for 1996 was $0.27 per share. The Company has taken action to eliminate the provision in its stock option plans which otherwise might result in similar non-cash stock compensation expense in 1997 and future years, including seeking to amend all outstanding stock option agreements to require options to be exercised only in a manner which does not result in non-cash stock compensation expense.

     Interest income, net. Interest income, net, increased from approximately $0.5 million in 1995 to $0.8 million in 1996, due to increased cash balances and related investing activities during 1996.

     Income before provision for income taxes. In 1995, Perceptron had income before provision for income taxes of approximately $7.9 million representing 21.3% of net sales, as compared to 1996 income before provision for income taxes of approximately $11.0 million representing 22.1% of net sales. Without the non-cash stock compensation charge, the results for 1995 would have been $9.3 million, or 25% of net sales, as compared to $14.2 million, or 28.5% of net sales in 1996.

     Provision for income taxes. For U.S. federal income tax reporting purposes, as of December 31, 1996, there were no net operating loss carryforwards available. Investment tax and research and development credits of $0.7 million were available to benefit future U.S. earnings.

     For financial reporting purposes, because the Company anticipated would utilize certain of these carryforwards and credits, a deferred tax asset was recorded in 1995, representing the estimated tax benefit of these items. As a result, a tax benefit of $482,000 was recorded for the year ended 1995, principally due to the tax benefits attributable to non-cash stock compensation expense. See Note 8 to the Consolidated Financial Statements, "Income Taxes". For the year ended December 31, 1996, the Company recorded a $3.1 million provision for income taxes, representing an estimated effective tax rate of 28%.

     Net income. Net income in 1995 was $8.4 million, or 22.5% of net sales, resulting in $1.16 per share based on 7.3 million shares and equivalents outstanding on a weighted average basis. In 1996, net income was $7.9 million, or 15.9% of net sales, resulting in $1.03 per share based on 7.6 million shares and equivalents outstanding on a weighted average basis. Without the non-cash stock compensation expense, net income for 1995 would have been $9.3 million, or 24.9% of net sales, resulting in $1.28 per share. Excluding the non-cash stock option compensation expense, the 1996 net income would have been $9.9 million, 20% of net sales, or $1.30 per share, compared to the 1995 earnings, as if taxed at a comparable rate, of $6.7 million, 18% of net sales or $.92 per share.

     Year Ended December 31, 1995, Compared to Year Ended December 31, 1994

     Net Sales. Net sales, of which substantially all are attributable to the automotive market, consist of product sales together with training and service revenue. The Company's net sales increased by 34% from $27.8 million in 1994 to $37.3 million in 1995. Net sales in the North American market increased slightly from $24.2 million in 1994 to $24.3 million in 1995. Net sales in the European and Asian markets increased from $3.6 million in 1994 to $13.0 million in 1995, as a result of increased demand from the European and Asian automotive industry.

     The P-1000 systems accounted for 80% of net sales in 1994 and 79% of net sales in 1995. The RGS and NCA systems combined accounted for 12% and 14% of net sales in 1994 and 1995, respectively. Training and service revenues accounted for less than 10% of net sales in both years.

     New order bookings for 1994 totaled $30.9 million, compared to $42.3 million in 1995. North American orders were up from $25.5 million in 1994 to $29.4 million in 1995 and European and Asian orders were up from $5.4 million in 1994 to $12.9 million in 1995. The P-1000 systems accounted for 78% of new order bookings in 1994 and 76% in 1995.

     Gross profit. Gross profit increased from $16.8 million in 1994 to $23.1 million in 1995, and as a percentage of net sales increased from 60.4% in 1994 to 62.0% in 1995. The Company charged cost of sales for increased reserves for obsolete inventory by $340,000 in 1994 and $125,000 in 1995. Without these charges, gross profit for 1994 and 1995 would have been 61.6% and 62.3%, respectively.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 36% from $7.3 million in 1994 to $9.9 million in 1995. This increase is due primarily to increases in personnel and various operating expenses required to support the increased 1995 operating activity and, to a lesser extent, to increased management performance bonuses. The Company's 1995 selling, general and administrative expenses included a charge of $325,000 for stock option compensation expense related to the 1993 grants of performance based stock options, compared to a charge of $390,000 in 1994. As a percentage of net sales, selling, general and administrative expenses increased slightly from 26.2% in 1994, to 26.5% in 1995.

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

     Non-cash stock compensation expense. Beginning in late 1994, some participants in the Company's stock option plan have used Perceptron stock options to pay the exercise price of stock options issued under the plan. The Company was recently advised that accounting rules require the recording of a non-cash compensation expense relating to certain of these exercises during 1996 and 1995, including $1.4 million in 1995. See Note 2 to the Consolidated Financial Statements for further information.

     The Company has restated its financial statements to record non-cash stock compensation of $1.4 million, or net of taxes, of $895,000 for 1995. The effect of this non-cash stock compensation charge on net income for 1995 was a reduction of $.12 per share.

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

     During 1995, there was a tax benefit for income taxes in the Consolidated Statement of Income of $482,000 principally due to the tax benefits attributable to the non-cash stock compensation expense. See Note 8 to the Consolidated Financial Statements, "Income Taxes".

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents as of December 31, 1996 totaled approximately $14.7 million, as compared with approximately $15.0 million as of December 31, 1995. This decrease was due primarily to increased capital expenditures relating to the construction of the Company's new facility in Plymouth, Michigan, and increased working capital requirements, partially offset by an increase in cash represented by income from operating activities during 1996.

     The Company has unsecured credit facilities totaling $4.0 million U.S. and
1.0 million DM. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (8.25% as of March 14, 1997); any borrowings to finance equipment purchases will bear interest at the bank's prime rate plus 1/2%. The credit facilities expire on May 31, 1997 unless canceled earlier by the Company or the bank. As of December 31, 1996, Perceptron had no outstanding borrowings on these facilities. The Company expects to renew these credit facilities.

     The credit facility requires the Company to maintain a minimum amount of tangible net worth and a minimum debt to tangible net worth ratio. The facility also prohibits the Company from paying dividends, acquiring or retiring any of its capital stock, or incurring any other debt, liens, or guarantying any third party debt.

     The Company's working capital increased to $35.1 million at December 31, 1996, from $27.8 million at December 31, 1995. Accounts receivable increased from $14.3 million as of December 31, 1995 to $20.9 million as of December 31, 1996 primarily as a result of increased sales. The increase of approximately $1.9 million in inventory is due primarily to an increase in component parts inventory in preparation for delivery of products to customers during 1997.
The increase of $2.2 million in current liabilities is due primarily to an increase in accounts payable and accrued expenses relating to the increased operating activity in 1996 and progress payments due on the new facility. As a result of the reduced net income due to the non-cash stock option compensation expense and tax overpayments in Germany, an income tax receivable was recorded of $2.1 million.

     The Company does not believe that inflation has had any significant impact on reported historical operations, and does not expect any significant near-term inflationary impact.

     The Company believes that cash on hand and existing credit facilities will be sufficient to fund its currently anticipated 1997 cash flow requirements.

     The Company expects to expend approximately $3.0 million during 1997 for capital equipment, although there is no binding commitment to do so.

     For a discussion of certain contingencies relating to the Company's financial position and results of operations, see Note 10 to the Consolidated Financial Statements, "Contingencies".

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS
128). FAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The Company will adopt FAS 128 as of December 31, 1997 (earlier adoption is not permitted). Once management has determined the impact of adoption of FAS 128, the Company will disclose the results.

RECENT DEVELOPMENTS

        The Company believes that new order bookings for the first quarter of 1997 will be more than double the $7.5 million of new order bookings reported in the first quarter of 1996. However, because of the granular nature of the Company's business, a portion of the revenues planned to be booked and shipped during the first quarter of 1997 are now expected to be booked and shipped during the second quarter of 1997. In addition, certain anticipated first quarter 1997 orders did not materialize. Accordingly, the Company's first quarter revenues and earnings will be adversely affected. The foregoing statements may be forward looking statements within the meaning of the Securities Exchange Act of 1934. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenues on a limited number of sizable orders from a small number of customers, the timing of orders, which can cause the Company to experience significant fluctuations in its quarterly and annual revenues and operating results, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, the timing and continuation of the automotive industry's retooling programs, rapid or unexpected technological changes, and the effect of economic conditions.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                        Page
                                                                        ----
 Report of Independent Accountants ...................................   19

 Consolidated Financial Statements:

       Balance Sheets - December 31, 1996 and 1995 ...................   20


       Statements of Income for the years ended
       December 31, 1996, 1995 and 1994 ..............................   21

       Statements of Shareholders' Equity
       for the years ended December 31, 1996, 1995 and 1994 ..........   22

       Statements of Cash Flows for the years ended December 31, 1996,
       1995 and 1994 .................................................   23

       Notes to Consolidated Financial Statements ....................   24-31

                        [COOPERS & LYBRAND LETTERHEAD]


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Perceptron, Inc.:

We have audited the accompanying consolidated balance sheets of Perceptron, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows, and the financial statement schedule referred to in item 14A.(2) for each of the three years in the period ended December 31, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perceptron, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
January 31, 1997, except as to note 14
for which the date is February 3, 1997

                       PERCEPTRON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                   December 31,
                                                                           ---------------------------
                                                                               1996          1995
                                                                           ---------------------------
ASSETS                                                                                   (as restated)
------

         Current assets:
             Cash and cash equivalents                                     $14,666,000   $  14,990,000
             Accounts receivable, net of reserves of $60,000 and $35,000    20,898,000      14,292,000
             Inventories, net of reserves of $860,000 and $670,000           6,001,000       4,114,000
             Income tax receivables                                          2,103,000             ---
             Prepaid expenses and deferred tax asset                         1,813,000       2,658,000
                                                                           -----------   -------------
                    Total current assets                                    45,481,000      36,054,000
                                                                           -----------   -------------

         Property and equipment:
             Construction in progress                                        6,202,000             ---
             Machinery and equipment                                         4,077,000       8,014,000
             Furniture and fixtures                                            252,000         492,000
             Leasehold improvements                                                  0          95,000
                                                                           -----------   -------------
                                                                            10,531,000       8,601,000
             Less:  Accumulated depreciation and amortization               (1,416,000)     (6,074,000)
                                                                           -----------   -------------
                    Net property and equipment                               9,115,000       2,527,000

         Intangible assets                                                   2,300,000             ---
                                                                           -----------   -------------

                    Total assets                                           $56,896,000   $  38,581,000
                                                                           ===========   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

         Current liabilities:
             Accounts payable                                                4,291,000       2,070,000
             Accrued payables                                                4,171,000       3,869,000
             Accrued compensation and stock option expense                   1,930,000       2,284,000
                                                                           -----------   -------------

                    Total current liabilities                               10,392,000       8,223,000
                                                                           -----------   -------------


         Shareholders' equity:
             Preferred Stock, no par value, 1,000,000 shares authorized,
               none issued                                                           0               0
             Common Stock, $0.01 par value; 19,000,000 shares authorized,
               7,253,000 and 6,723,000 issued and outstanding at
               December 31, 1996 and 1995, respectively                         73,000          67,000
             Cumulative translation adjustments                               (929,000)       (474,000)
             Additional paid-in capital                                     39,472,000      30,771,000
             Retained earnings (deficit)                                     7,888,000          (6,000)

                                                                           -----------   -------------
                    Total shareholders' equity                             $46,504,000   $  30,358,000
                                                                           -----------   -------------

                    Total liabilities and shareholders' equity             $56,896,000   $  38,581,000
                                                                           ===========   =============




The accompanying notes are an integral part of the consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                      Years Ended December 31,
                                               -------------------------------------
                                                   1996         1995        1994
                                               -----------  -----------  -----------
                                                            (As restated)

Net sales                                      $49,679,000  $37,291,000  $27,835,000

Cost of sales                                   18,989,000   14,175,000   11,028,000

                                               -----------  -----------   ----------
           Gross profit                         30,690,000   23,116,000   16,807,000
                                               -----------  -----------   ----------

Selling, general and administrative expense     11,456,000    9,884,000    7,279,000

Engineering, research and development expense    5,854,000    4,467,000    3,808,000

Non-cash stock compensation expense              3,202,000    1,377,000          ---

                                               -----------  -----------   ----------
           Income from operations               10,178,000    7,388,000    5,720,000
                                               -----------  -----------   ----------

Interest income, net                               786,000      539,000      119,000
                                               -----------  -----------   ----------

Net income before provision for income taxes    10,964,000    7,927,000    5,839,000

Provision for income taxes                       3,070,000     (482,000)         ---

                                               -----------  -----------   ----------
           Net income                           $7,894,000   $8,409,000   $5,839,000
                                               ===========  ===========   ==========

Net income per weighted average share                $1.03        $1.16        $0.83
                                               ===========  ===========   ==========

Weighted average common and
           common equivalent shares              7,636,296    7,257,784    6,998,380
                                               ===========  ===========   ==========







The accompanying notes are an integral part of the consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              for the years ended December 31, 1994, 1995 and 1996




                                                                  Cumulative
                                                                    Foreign
                                              Common Stock         Currency     Additional     Retained       Total
                                           --------------------  Translation     Paid-In      Earnings    Shareholders'
                                             Shares    Amount    Adjustments     Capital      (Deficit)      Equity
                                           ----------  --------  -----------  -----------  -------------  -------------

Balances, January 1, 1994                   5,841,511  $ 58,000  $ (366,000)  $28,013,000  $ (14,254,000) $  13,451,000

  Stock options exercised, net of shares
  tendered                                    538,708     6,000                   513,000                       519,000

  Translation adjustment on investment                              (72,000)                                    (72,000)
       in foreign subsidiaries

  Net Income                                                                                   5,839,000      5,839,000

                                           ----------  --------  -----------  -----------  -------------  -------------
Balances, December 31, 1994                 6,380,219  $ 64,000   $(438,000)  $28,526,000   $ (8,415,000) $  19,737,000
                                           ----------  --------  -----------  -----------  -------------  -------------

  Stock options exercised, net of shares
    tendered                                  342,560     3,000                   591,000                       594,000

  Tax benefit of non-qualified stock                                              150,000                       150,000
       options exercised

  Previously recorded stock option
       compensation expense attributable
       to options exercised                                                       127,000                       127,000

  Non-cash stock compensation expense
       attributable to options exercised                                        1,377,000                     1,377,000

  Translation adjustment on investment
       in foreign subsidiaries                                      (36,000)                                    (36,000)

  Net Income                                                                                   8,409,000      8,409,000

                                           ----------  --------  -----------  -----------  -------------  -------------

Balances, December 31, 1995 (as restated)   6,722,779  $ 67,000   $(474,000)  $30,771,000  $      (6,000) $  30,358,000
                                           ==========  ========  ===========  ===========  =============  =============

  Shares issued for intangible assets          82,510     1,000                 2,299,000                     2,300,000

  Stock options exercised, net of
    shares tendered                           447,278     5,000                 2,066,000                     2,071,000

  Tax benefit of non-qualified stock
       options exercised                                                          600,000                       600,000

  Previously recorded stock option
       compensation attributable to
       options exercised                                                          534,000                       534,000

  Non-cash compensation expense
       attributable to options exercised                                        3,202,000                     3,202,000

  Translation adjustment on investment
    in foreign subsidiaries                                        (455,000)                                   (455,000)

  Net income                                                                                   7,894,000      7,894,000
                                           ----------  --------  -----------  -----------  -------------  -------------
  Balances, December 31, 1996               7,252,567    73,000    (929,000)   39,472,000      7,888,000     46,504,000
                                           ==========  ========  ===========  ===========  =============  =============



The accompanying notes are an integral part of the consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     Years Ended December 31,
                                                            ----------------------------------------
                                                               1996           1995           1994
                                                            -----------  --------------  -----------
                                                                          (as restated)

Cash flows from operating activities:
      Net income                                             $7,894,000      $8,409,000   $5,839,000

      Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
            Depreciation and amortization                       720,000         635,000      458,000
            Disposal of fixed assets                            293,000             ---      134,000
            Non-cash stock compensation expense               3,202,000       1,377,000          ---
            Changes in operating assets and liabilities:
               Accounts receivable and income
                 tax receivable                              (8,989,000)     (2,645,000)  (2,833,000)
               Inventories                                   (1,887,000)       (851,000)    (887,000)
               Prepaid expenses and deferred tax asset          845,000      (2,239,000)    (164,000)
               Accounts payable                                 (47,000)        378,000      267,000
               Accrued expenses                                 482,000       3,583,000    1,356,000
               Deferred revenue                                     ---             ---      175,000
                                                            -----------     -----------  -----------
                   Total adjustments                         (5,381,000)        238,000   (1,494,000)
                                                            -----------     -----------  -----------

               Net cash provided by operating activities      2,513,000       8,647,000    4,345,000
                                                            -----------     -----------  -----------

Cash flows (used in) investing activities:
         Capital expenditures                                (5,333,000)     (1,999,000)    (738,000)
                                                            -----------     -----------  -----------
               Net cash (used in) investing activities       (5,333,000)     (1,999,000)    (738,000)
                                                            -----------     -----------  -----------

Cash flows from financing activities:
      Principal payments under capital leases                       -0-         (94,000)    (103,000)
      Proceeds from issuance of short-term debt                     -0-             ---      287,000
      Principal payments on short-term debt                         -0-        (287,000)         ---
      Proceeds from the exercise of stock options             2,071,000         594,000      519,000
      Tax benefit of non-qualified options exercised            600,000         150,000          ---
                                                            -----------     -----------  -----------

         Net cash provided by financing activities            2,671,000         363,000      703,000
                                                            -----------     -----------  -----------

Effect of exchange rates on cash and cash equivalents          (175,000)         62,000       36,000
                                                            -----------     -----------  -----------

      Net increase/(decrease) in cash and cash equivalents     (324,000)      7,073,000    4,346,000

      Cash and cash equivalents, beginning of year           14,990,000       7,917,000    3,571,000
                                                            -----------     -----------  -----------
      Cash and cash equivalents, end of year                $14,666,000     $14,990,000   $7,917,000
                                                            ===========     ===========  ===========

Supplemental disclosure of cash flow information:

      Cash paid during the year for interest expense                 $0         $28,000      $23,000
                                                            ===========     ===========  ===========

      Cash paid during the year for income taxes            $ 2,518,000        $100,000     $150,000
                                                            ===========     ===========  ===========

Non-cash transactions:

      Equipment acquired under capital leases                        $0              $0     $101,000
      Previously recorded compensation expense
         attributable to options exercised                      534,000         127,000            0
      Intangible assets acquired for stock                    2,300,000               0            0


The accompanying notes are an integral part of the consolidated financial statements

                       PERCEPTRON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

OPERATIONS

     Perceptron, Inc. and its wholly-owned subsidiaries (collectively, the "Company") are involved in the design, development, manufacture, and marketing of three-dimensional machine vision systems which are used primarily in the automotive industry, and to a lesser extent, in other industries.

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

     A significant portion of the Company's cash and cash equivalents were with one bank as of December 31, 1996.

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

INVENTORIES

     Inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out (FIFO) method. Inventories, net of reserves, are comprised of the following:


                        December 31,
                 ------------------------
                     1996         1995
                 ------------  ----------
Component parts    $4,234,000  $3,022,000
Work in process     1,247,000     641,000
Finished goods        520,000     451,000
                 ------------  ----------
   Total           $6,001,000  $4,114,000
                 ============  ==========


PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation related to machinery and equipment and furniture and fixtures is computed on a straight-line basis over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter. Intangible assets recorded in 1996 will be amortized over approximately 5 years.

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

CASH AND CASH EQUIVALENTS

     In accordance with SFAS No. 95, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Fair value approximates carrying value because of the short maturity of the cash equivalents.

RECLASSIFICATIONS

     Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

IMPAIRMENT OF LONG-LIVED ASSETS AND CERTAIN IDENTIFIABLE INTANGIBLES

     The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. The effect of adopting this standard was not material.

     The Company evaluates the carrying value of long-lived assets and long-lived assets to be disposed of for potential impairment on an ongoing basis. The Company considers projected future operating results, trends and other circumstances in making such estimates and evaluations.

2.   NON-CASH STOCK COMPENSATION EXPENSE

     Beginning in late 1994, some participants in the Company's stock option plan have used Perceptron stock options to pay the exercise price of stock options issued under the plan. The Company was recently advised by its independent accounting firm that generally accepted accounting principles require the recording of a non-cash compensation expense relating to certain option exercises during 1996 and 1995.

     The Company has restated its 1995 financial statements to record non-cash stock compensation expense, net of taxes, of $895,000.

3. CREDIT FACILITY:

     The Company has unsecured credit facilities totaling $4.0 million U.S. and
1.0 million DM. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (8.25% as of December 31, 1996); any borrowings to finance equipment purchases will bear interest at the bank's prime rate plus 1/2%. The credit facilities expire on

May 31, 1997 unless canceled earlier by the Company or the bank. The Company expects to renew these credit facilities. At December 31, 1996, the Company had no outstanding liabilities under these facilities.

     The credit facility requires the Company to maintain a minimum amount of tangible net worth and a minimum debt to tangible net worth ratio. The agreement also prohibits the Company from paying dividends, acquiring or retiring any of its capital stock, or incurring any other debt, liens, or guarantying any third party debt.

4. LEASES:

     The following is a summary, as of December 31, 1996, of the future minimum annual lease payments required under the Company's real estate and other operating leases having initial or remaining noncancelable terms in excess of one year:



Year                          Operating
----                          ---------
1997                           $158,000
1998                            110,000
1999                                  0
                              ---------
Total minimum lease payments   $268,000
                              =========


     Rental expense for operating leases in 1996, 1995 and 1994 was $352,000, $380,000 and $365,000, respectively.

5. COMMITMENTS AND OTHER:

     The Company has committed to provide funding in the amount of $50,000 to a university in conjunction with research in manufacturing methods utilizing the Company's products and technology. At December 31, 1996, the Company had funded $25,000 of its commitment for the university's fiscal year ended June 30, 1997.

     The Company had received a $1.22 million grant from the U.S. Department of Commerce, through the National Institute of Standards and Technology (NIST), for software development related to high-speed image processing techniques for three-dimensional machine vision systems. This grant was for the period which began on January 1, 1994, and which ended March 31, 1996.

     In connection with this grant, the Company had subcontracted a portion of the research effort to a university and to an independent research institute, at a total cost of $1.0 million. In addition, the Company granted warrants to the research institute to purchase 30,000 shares of Common Stock, 15,000 of which are currently unexercised. The exercise price of these warrants is $11.17 per share. During 1994, 1995, and 1996, the Company incurred total costs of $444,000, $558,000, and $250,000 in connection with this grant, which were substantially reimbursed by NIST. The amounts reimbursed by NIST are not recognized as net sales by the Company, but are rather treated as a reduction of engineering, research and development expense.

     The Company uses, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports product, it generally enters into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At December 31, 1996, the Company had no forward contracts outstanding.

6. SHAREHOLDERS EQUITY:

           -   Convertible Equity of Subsidiary

     On June 23, 1994, the owner of a minority interest in the Company's European subsidiary converted its equity interest in this subsidiary into 197,802 shares of Common Stock of the Company.

           -  Stock options

     The Company maintains 1983 and 1992 Stock Option Plans covering substantially all company employees and certain other key persons. These Plans are administered by a committee of the Board of Directors. Activity under these Plans is shown in the following table:


                                               1996                       1995                 1994

                                                Weighted               Weighted             Weighted
                                                 Average                Average              Average
                                                Exercise               Exercise             Exercise
                                       Shares      Price     Shares       Price     Shares     Price

Shares subject to option
Outstanding at beginning of period  1,060,943    $  8.26  1,318,740     $  5.85  1,466,883    $ 4.35
New grants (based on fair value of
  Common Stock at dates of grant)     339,300      25.24    236,350       14.93    253,323     10.08
Exercised*                           (430,129)      6.07   (353,944)       3.81   (355,333)     2.47
Terminated and expired                (16,603)      9.90   (140,203)       7.93    (46,133)     7.63
Outstanding at end of Period**        953,511      15.22  1,060,943        8.26  1,318,740      5.85
Outstanding but not exercisable       799,224      16.35    829,205        8.29  1,094,106      5.88
  Exercisable at end of period        154,287       9.36    231,738        8.13    224,634      5.71


* Exercised at option prices ranging from $.23 to $21.87 during 1996, $.23 to $11.92 during 1995, and $.23 to $7.33 during 1994

**   All outstanding shares at December 31, 1996 are under the 1992 Plan.

     The following table summarizes information about stock options at December 31, 1996:


                                Outstanding Stock Options                Exercisable Stock Options
                       ------------------------------------------------  -------------------------
                                   Weighted-Average
      Range of                        Remaining       Weighted-Average              Weighted-Average
   Exercise Prices     Shares     Contractual Life     Exercise Price     Shares    Exercise Price
--------------------------------------------------------------------------------------------------
 $3.00  to  $10.00     358,132         6.7 years            $6.25        108,703             $6.60
$10.01  to  $20.00     198,553         8.1 years           $12.29         31,271            $12.92
$20.01  to  $30.00     322,875         9.2 years           $24.30         14,313            $22.48
$30.01  to  $40.00      73,951         9.6 years           $36.02              0                $0
--------------------------------------------------------------------------------------------------
 $3.00  to  $40.00     953,511         8.1 years           $15.22        154,287             $9.36
--------------------------------------------------------------------------------------------------


     Options outstanding under these Plans generally become exercisable at 25 percent per year beginning one year after the date of the grant and expire five to ten years after the date of the grant. At December 31, 1996, options covering 154,287 shares were exercisable and options covering 174,983 shares were available for future grants under these plans.

     The Company also maintains a Director Stock Option Plan covering all non-employee directors. This Plan is administered by a committee of the Board of Directors.


                                              1996             1995

                                                Weighted           Weighted
                                                Average             Average
                                                Exercise           Exercise
                                      Shares      Price  Shares      Price
Shares subject to option
Outstanding at beginning of period    60,000      $12.58
New grants                            64,500      $30.75  60,000     $12.58
Terminated and expired               (16,500)     $13.55       0
Outstanding at end of period         108,000      $23.28  60,000     $12.58
Outstanding but not exercisable       63,000      $30.75  60,000     $12.58
  Exercisable at end of period        45,000      $12.58       0


     At December 31, 1996, the weighted-average remaining exercise period relating to the outstanding options was approximately 8.6 years.

     Each non-employee director at the date the Director Stock Option Plan was adopted received, and each non-employee director as of the date they are first elected to the Board of Directors will receive, an option to purchase 15,000 shares of Common Stock (the "Initial Option"). Initial Options become exercisable in full on the first anniversary of the day of the grant. In addition, each non-employee director who has been a director for six months before the date of each Annual Meeting of Shareholders automatically will be granted, as of the date of such Annual Meeting, an option to purchase an additional 1,500 shares of Common Stock. These Annual Options become exercisable in three annual increments of 33 1/3% of the shares subject to the option, and expire ten years from the date of the grant. At December 31, 1996, 45,000 of these options were exercisable and options covering 67,500 shares were available for future grants under this plan.

     The estimated fair value as of the date options were granted in 1996 and 1995, using the Black-Scholes option-pricing model was as follows:


                                      1996    1995
Weighted average estimated fair
   value per share of options
   granted during the year          $16.55  $12.33

Assumptions:
   Amortized dividend yield              -       -
   Common Stock price volatility     57.94%  57.94%
   Risk-free rate of return           5.78%   6.46%
   Expected option term (in years)       6       6


     The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective with the 1996 financial statements, but elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. APB 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options has been recognized under the provisions of APB 25. If compensation cost had been determined based on the estimated fair value of options granted in 1996 and 1995, consistent with the methodology in SFAS 123, the Company's net income and income per share would have been adjusted to the proforma amount indicated below:


                                                                    1996           1995
       Net income   ..As reported                                $7,894,000      $8,409,000
                    ..Pro forma                                   4,795,000       7,543,000

       Primary earnings per share              ..As reported          $1.03           $1.16
                                               ..Pro forma            $0.63           $1.04



     The Company granted warrants to an independent research institute to purchase 30,000 shares of Common Stock, 15,000 which were exercised in 1996 and 15,000 of which expire in 1998. The exercise price of these warrants is $11.17 per share.

7. 401K PLAN:

     The Company has a 401(k) tax deferred savings plan that covers all eligible employees. The Company may make discretionary contributions to the plan. The Company's contributions to the plan during 1996, 1995 and 1994 were $251,000, $163,000, and $108,000, respectively.

8. INCOME TAXES:

     The income tax provision reflected in the statement of income consists of the following for the years ending December 31, 1996 and 1995:


                                                               1996         1995
                                                         ----------  -----------

Current provision
   U.S. federal                                          $1,159,000   $   54,000
   Foreign                                                1,136,000    1,446,000
Deferred taxes                                              775,000   (1,500,000)
Tax benefit attributable to non-cash stock compensation           0     (482,000)
                                                         ----------  -----------
                                                          3,070,000     (482,000)
                                                         ==========  ===========


     The Company's deferred tax assets are substantially represented by the tax benefit of minimum tax credits, investment tax credits, research activities credits, and general business credits carry forwards. The components of deferred tax assets as of December 31, 1996 and 1995 were as follows:


                                                             1996        1995
                                                       ----------  ----------

   Net operating loss carry forwards                   $        0  $1,200,000
   Minimum tax credits                                    400,000     300,000
   Investment tax credits                                 100,000     100,000
   Research activities and general business credits       600,000     800,000
   Other                                                  325,000         ---
                                                       ----------  ----------
                Subtotal                                1,425,000   2,400,000
                Valuation reserve                               0    (200,000)
                                                       ----------  ----------
                Deferred tax asset                     $1,425,000  $2,200,000
                                                       ==========  ==========


     With the exception of the minimum tax credits, which have an indefinite carryforward period, the credits giving rise to the deferred tax assets will expire, if unused, at various dates from 1998 through 2008.


         Rate reconciliation:                             1996  1995
                                                          ----  ----

         Provision at U.S. statutory rate                  34%    34%
         Recognition of net operating loss carryforwards    --   (40%)
         Net effect of taxes on foreign activities        (4%)    20%
         Change in valuation allowance                    (2%)   (20%)
                                                          ----  ----
                                                           28%    (6%)
                                                          ====  ====



9. INFORMATION ABOUT MAJOR CUSTOMERS:

     The Company sells its products directly to both domestic and international automotive assembly companies. For the year ended December 31, 1996, the Company derived 49% of its net sales from three such customers, one of which was a shareholder until October 1994, when this customer sold their shares.
The Company also sells to system integrators or original equipment manufacturers ("integrators"), who in turn sell to those same automotive companies. For the year ended December 31, 1996, 18% of net sales were to integrators, where those products were for the benefit of the same three automotive assembly companies. In 1996, sales by the Company to each of these three customers exceeded 13% of the Company's net sales. During 1995, 36% of total net sales was derived from three domestic automotive companies, and 28% from sales by integrators to such companies. In 1995, sales by the Company to
each of these three customers exceeded 8% of the Company's net sales.   During
1994, 34% of net sales were derived from three automotive companies and 49% from sales by integrators to such companies. In 1994, sales by the Company to each of these three companies exceeded 10% of the Company's net sales.

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

     On March 13, 1996, a complaint was filed naming the Company as a defendant, along with Trident and Nanoose, in an action alleging that the Company's TriCam sensor violates a patent held by the plaintiff and seeking preliminary and permanent injunctions and damages. Management believes that its TriCam sensor was independently developed without utilizing any previously patented process or technology and intends to vigorously defend its position.

11. FOREIGN OPERATIONS:

     The Company operates in three primary geographic areas: North America, Europe and Asia. Geographical area data is as follows ($000):


                                           Years ended December 31,
                                          ---------------------------
                                            1996      1995     1994
                                          --------  --------  -------

Net sales:
      North America*                       $41,352  $  26,899  $25,341
      Europe and Asia                       12,686     13,049    3,606
      Intercompany Sales                    (4,359)    (2,657)  (1,112)
                                          --------  ---------  -------

            Total Net Sales                $49,679  $  37,291  $27,835
                                          ========  =========  =======

Income from operations:                           (as restated)
      North America*                        $5,581  $   1,634   $5,513
      Europe and Asia                        4,597      5,754      207
                                          --------  ---------  -------

            Total Income from Operations   $10,178  $   7,388   $5,720
                                          ========  =========  =======

Identifiable assets at December 31:
      North America*                       $44,399  $  30,808  $22,209
      Europe and Asia                       12,497      7,773    2,298
                                          --------  ---------  -------

            Total Assets                   $56,896  $  38,581  $24,507
                                          ========  =========  =======


__________________________
     * Includes intercompany amounts; intercompany sales prices are based on cost plus a transfer fee.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Selected unaudited quarterly financial data for the years ended December 31, 1996 and 1995, are as follows ($000's except earnings per share):



                                              Quarter ended
                                    ---------------------------------

           1996                      3-31     6-30     9-30     12-31
           ----                     ------  -------  -------  -------

           Net Sales                $9,062  $11,663  $12,856  $16,098
           Gross profit              5,307    7,046    8,140   10,197
           Net income                  928      588    2,487    3,891
           Earnings per share         $.12     $.08     $.32     $.50
           Weighted average shares   7,468    7,677    7,680    7,706


                                      3-31     6-30    9-30*    12-31
                                    ------  -------  -------  -------
           1995
           ----

           Net sales                $5,989   $8,603   $9,311  $13,388
           Gross profit              3,606    5,250    5,823    8,437
           Net income                  733    1,914    1,621    4,141
           Earnings per share         $.10     $.27     $.22     $.56
           Weighted average shares   7,087    7,127    7,310    7,391

           *See Note 2.


13.  INTANGIBLE ASSETS

     On November 26, 1996, the Company's German subsidiary acquired the assets of a division of HGV Vosseler GmbH ("Vosseler") engaged in the development and sale of non-contact three-dimensional measurement systems for aggregate consideration consisting of 82,150 shares of Common Stock and DM 300,000 and recorded $2.3 million in intangible assets relating to the acquisition.

14. SUBSEQUENT  EVENTS

     On February 3, 1997, the Company consummated its acquisition of Autospect, Inc. ("Autospect") through the merger of a wholly owned subsidiary of the Company with and into Autospect for aggregate consideration consisting of 387,093 shares of Common Stock of the Company. Autospect, based in Ann Arbor, Michigan, designs, develops and manufactures information-based coatings inspection and defect detection systems primarily for use in the automotive industry. The transaction will be accounted for as a pooling of interests. As of and for the year ended December 31, 1996, Autospect's revenues, net income, and net assets were approximately $4 million, $0.7 million and $2.6 million respectively.

[UNAUDITED]

     The Company recently signed letters of intent to acquire Trident Systems, Inc. ("Trident") and Nanoose Systems Corporation ("Nanoose"). The closing of these acquisitions is subject to a number of factors, including the negotiation, approval and execution of definitive documents and completion of satisfactory due diligence. The proposed consideration for these acquisitions will be shares of Common Stock of the Company, aggregating less than 5% of the outstanding Common Stock.

      ITEM 9:CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     No response to Item 9 is required.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the captions "Matters to Come before the Meeting - Proposal 1: Election of Directors," "Further Information - Executive Officers" and "Further Information - Share Ownership of Management and Certain Shareholders - Reporting of Beneficial Ownership by Directors, Executive Officers and Ten Percent Holders" of the registrant's proxy statement for 1997 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

     The information contained under the caption "Further Information - Compensation of Directors and Executive Officers" of the Proxy Statement is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the captions "Further Information - Share Ownership of Management and Certain Shareholders - Principal Shareholders" and "Further Information - Share Ownership of Management and Certain Shareholders - Beneficial Ownership by Directors and Executive Officers" of the Proxy Statement is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the captions "Further Information - Certain Transactions" of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     A.    Financial Statements and Schedules Filed

           1.   Financial Statements - see Item 8 of this report.

           2. Financial Statement Schedule - the schedule filed with this report is listed on page 35.

           3. Exhibits - the exhibits filed with this report are listed on pages 37 through 40.

     B. Reports on Form 8-K: The Company did not file any reports on Form 8-K in the fourth quarter of 1996 with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PERCEPTRON, INC.
                                     (Registrant)


                             By:  /S/ Alfred A. Pease
                                  ------------------------------------
                                  Alfred A. Pease, Chairman, President
                                  and Chief Executive Officer

                                  Date:  March 27, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                Title                                                    Date
---------------------     ---------------------------------------------------      --------------

/S/ Alfred A. Pease       Chairman of the Board,                                   March 27, 1997
---------------------     President, Chief Executive Officer
Alfred A. Pease

/S/ John G. Zimmerman     Vice President and Chief                                 March 27, 1997
---------------------     Financial Officer (Principal Financial Officer)
John G. Zimmerman

/S/ Paul J. Tripodi       Controller (Principal Accounting Officer)                March 27, 1997
---------------------
Paul J. Tripodi

/S/ Dwight D. Carlson     Vice Chairman of the Board of Directors                  March 27, 1997
---------------------
Dwight D. Carlson

                          Director                                                 March 27, 1997
---------------------
Philip J. DeCocco

/S/ Robert S. Oswald      Director                                                 March 27, 1997
---------------------
Robert S. Oswald

/S/ Harry T. Rein         Director                                                 March 27, 1997
---------------------
Harry T. Rein

/S/ Paul E. Rice          Director                                                 March 27, 1997
---------------------
Paul E. Rice

/S/ Louis R. Ross         Director                                                 March 27, 1997
---------------------
Louis R. Ross

                          Director                                                 March 27, 1997
---------------------
Terryll R. Smith


                       PERCEPTRON, INC. AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENTS SCHEDULE





Financial Statements Schedule:




Designation  Description                        Page
-----------  ---------------------------------  ----

Schedule II  Valuation and qualifying accounts   36




The schedules not filed are omitted because they are not required, the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                 SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS





                                        CHARGED TO
                        BEGINNING       COSTS AND                         ENDING
DESCRIPTION             BALANCE         EXPENSE          CHARGE-OFFS      BALANCE
----------------------  -----------     ---------------  ------------     -------------


December 31, 1994:
----------------------

ALLOWANCE FOR DOUBTFUL
ACCOUNTS                $125,000        $116,000         $  5,000         $236,000

INVENTORY RESERVES      $230,000        $506,000         $ 36,000         $700,000



December 31, 1995:
----------------------

ALLOWANCE FOR DOUBTFUL
ACCOUNTS                $236,000        $ 35,000         $236,000         $ 35,000

INVENTORY RESERVES      $700,000        $125,000         $155,000         $670,000



December 31, 1996:
----------------------

ALLOWANCE FOR DOUBTFUL
ACCOUNTS                $ 35,000        $ 36,000         $ 11,000         $ 60,000

INVENTORY RESERVES      $670,000        $200,000         $ 10,000         $860,000


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

  4.3 Revised Credit Agreement dated May 22, 1996, between Perceptron, Inc., Perceptron GmbH and NBD Bank, N.A. and related Demand Business Loan Note are incorporated herein by reference to Exhibit 4.4 of the Company's Report on Form 10-Q for the Quarter Ended June 30, 1996.

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

  10.3 Form of Proprietary Information and Inventions Agreement between the Company and all of the employees of the Company is incorporated herein by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement No. 33-47463.

  10.4 Form of Confidentiality and Non-Disclosure Agreement between the Company and certain vendors and customers of the Company is incorporated herein by reference to Exhibit 10.12 of the Company's Form S-1 Registration Statement No. 33-47463.

  10.5 Two Forms of Agreement Not to Compete between the Company and certain officers of the Company, is incorporated herein by reference to
        Exhibit 10.50 of the Company's Report on Form 10-Q for the Quarter Ended June 30, 1996.

10.6 Co-operative Agreement, dated April 1, 1992, between the Company and Sumitomo Corporation, is incorporated herein by reference to
        Exhibit 10.17 of the Company's Form S-1 Registration Statement No. 33-47463.

10.7 Development and Purchase Agreement between DeMattia Development Company, Plymouth-West Limited Partnership and Perceptron, Inc. dated June 2, 1996 is incorporated by reference to Exhibit 10.51 to the Company's Report on Form 10-Q for the Quarter Ended June 30, 1996.

10.8 Mortgage between DeMattia Development Company and Perceptron, Inc. dated June 6, 1996 is incorporated by reference to Exhibit 10.52 to the Company's Report on Form 10-Q for the Quarter Ended June 30, 1996.

10.9    Single Tenant Building Lease, dated March 5, 1996, between Demco
        XVI Limited Partnership and Perceptron, Inc. is incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995.

10.10@ 1983 Stock Option Plan, as amended, and forms of Stock Option Agreement are incorporated herein by reference to Exhibit 10.21 of the Company's Form S-1 Registration Statement No. 33-47463.

10.11@ Amended and Restated 1992 Stock Option Plan is incorporated herein by reference to Exhibit 10.53 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1996.

10.12@ Form of Stock Option Agreements, for July 1993 Stock Option Grants, is incorporated herein by reference to Exhibit 10.23 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1993 and
        Exhibit 10.32 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1994.

10.13@  Stock Option Agreement, December 1993 Option Grant, dated December
        13, 1993, between the Company and James A. Ratigan is incorporated herein by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1993.

10.14@ First Amendment to Stock Option Agreement, December 1993 Option Grant between the Company and James A. Ratigan, is incorporated by reference to Exhibit 10.41 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1995.

10.15@ Stock Option Agreement, Performance Options, dated December 13, 1993, between the Company and James A. Ratigan is incorporated herein by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1993.

10.16@ First Amendment to Stock Option Agreement, Performance Options dated December 13, 1993, between the Company and James A. Ratigan, is incorporated by reference to Exhibit 10.42 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1995.

10.17@ Form of Stock Option Agreements for Performance Options, is incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1993. The performance standards under these options were waived effective March 2, 1994.

10.18@ First Amendments to Stock Option Agreements for Performance Options is incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994.

10.19@ Form of Stock Option Agreements under 1992 Stock Option Plan, (Team Members and Officers) prior to February 9, 1995, is incorporated herein by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1993.

10.20@ Forms of Master Amendments to Stock Option Agreements (Team Members and Officers) under 1992 Stock Option Plan, prior to February 9, 1995 is incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994.

10.21@ Forms of Incentive Stock Option Agreements (Team Members and Officers) under 1992 Stock Option Plan after February 9, 1995 is incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994.

10.22*@ Forms of Incentive Stock Option Agreements (Team Members and
        Officers) and Non-Qualified Stock Option Agreements under 1992 Stock Option Plan after January 1, 1997 and Amendments to existing Stock Option Agreements under the 1992 Stock Option Plan.

10.23@ Stock Option Agreement, dated May 21, 1993 between the Company and James E. McGrath is incorporated herein by reference to Exhibit 10.33 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1994.

10.24@ Incentive Stock Option Agreement, dated February 14, 1996, between the Company and Alfred A. Pease is incorporated by reference to Exhibit
        10.29 of the Company's Annual Report on From 10-K for the Year Ended December 31, 1995.

10.25@ Non-qualified Stock Option Agreement, dated February 14, 1996, between the Company and Alfred A. Pease is incorporated by reference to
        Exhibit 10.30 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995.

10.26@ Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.56 to the Company's Report on Form 10-Q for the Quarter Ended September 30, 1996.

10.27*@ Form of Non-Qualified Stock Option Agreements and Amendments under the Director Stock Option Plan.

10.28@  Letter Agreement dated December 13, 1993, between the Company and
        James A. Ratigan is incorporated herein by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1993.

10.29@ Amendment dated October 26, 1995 to Letter Agreement dated December 13, 1993, between the Company and James A. Ratigan, is incorporated herein by reference to Exhibit 10.40 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1995.

10.30@ Amendment dated April 19, 1996 to letter agreement dated December 13, 1993, between the Company and James A. Ratigan is incorporated by reference to Exhibit 10.46 to the Company's Report on Form 10-Q for the Quarter Ended March 31, 1996.

10.31@ Compensation Arrangement Letter, dated May 21, 1993, between the Company and James E. McGrath, is incorporated herein by reference to
        Exhibit 10.34 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1994.

10.32@  1994 Management Bonus Plan is incorporated herein by reference to
        Exhibit 10.30 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994.

10.33@  1995 Management Bonus Plan is incorporated herein by reference to
        Exhibit 10.38 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995.

10.34*@ 1996 Management Bonus Plan.

10.35@ Amended and Restated Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.54 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1996.

10.36*@ Letter Agreement, dated February 14, 1996, between the Company and
        Alfred A. Pease.

10.37@ Employment Agreement, dated February 12, 1996, between the Company and Dwight D. Carlson is incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995.

10.38 Financial Assistance Award, dated December 17, 1993, received from the U.S. Department of Commerce - National Institute of Standards and Technology, and incorporated herein by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1993.

11.*    Statement re: computations of per share earnings.

21.*    A list of subsidiaries of the Company.

23.*    Consent of Experts.

27.*    Financial Data Schedule.


----------
* Filed with the Company's Annual Report on Form 10K for the year ended December 31, 1996.

@ Indicates a management contract, compensatory plan or arrangement.