Form 10-K/A
period 1996-12-31
PERCEPTRON INC/MI
filed 1997-04-24
CIK 887226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A-1


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

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document, to the extent specified in this report, are incorporated by reference in the Part III of this report:



                 Document                Incorporated by reference in:
         ------------------------------  -----------------------------
         Proxy Statement for 1997
         Annual Meeting of Shareholders  Part III, Items 10-13

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Company has filed this Form 10K/A-1 to revise certain information contained in the last sentence of the first paragraph of Note 14 to Notes to Consolidated Financial Statements.




                                                                        Page
                                                                        ----
 Report of Independent Accountants ...................................   3

 Consolidated Financial Statements:

       Balance Sheets - December 31, 1996 and 1995 ...................   4


       Statements of Income for the years ended
       December 31, 1996, 1995 and 1994 ..............................   5

       Statements of Shareholders' Equity
       for the years ended December 31, 1996, 1995 and 1994 ..........   6

       Statements of Cash Flows for the years ended December 31, 1996,
       1995 and 1994 .................................................   7

       Notes to Consolidated Financial Statements ....................   8-15

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

14. SUBSEQUENT  EVENTS


     On February 3, 1997, the Company consummated its acquisition of Autospect, Inc. ("Autospect") through the merger of a wholly owned subsidiary of the Company with and into Autospect for aggregate consideration consisting of 387,093 shares of Common Stock of the Company. Autospect, based in Ann Arbor, Michigan, designs, develops and manufactures information-based coatings inspection and defect detection systems primarily for use in the automotive industry. The transaction will be accounted for as a pooling of interests. As of and for the year ended December 31, 1996, Autospect's revenues, net income, and net assets were approximately $4 million, $0.5 million and $1.3 million respectively.


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

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K


    There were no changes to Item 14 in this Form 10-K/A-1, except to file a new
Exhibit 23 Consent of Experts and a new Exhibit 27 Financial Data Schedule.


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

                                  Date:  April 24, 1997

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


23.**   Consent of Experts.

27.**   Financial Data Schedule.



----------
* Filed with the Company's Annual Report on Form 10K for the year ended December 31, 1996.

@ Indicates a management contract, compensatory plan or arrangement.


** Filed with the Company's Annual Report on Form 10-K and Form 10-K/A-1 for the year ended December 31, 1996.