Form 10-K/A
period 1996-12-31
PERCEPTRON INC/MI
filed 1997-04-30
CIK 887226

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K/A-2

/ / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended December 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________

                         Commission File Number 0-20206

                                PERCEPTRON, INC.
             (Exact name of registrant as specified in its charter)


                  Michigan                             38-2381442
        (State or other jurisdiction)                (I.R.S. Employer
      of incorporation or organization)              Identification No.)

          47827 Halyard Drive
         Plymouth, Michigan                              48170
   (Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code: (313) 414-6100

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                      ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 14, 1997, as reported by The Nasdaq Stock Market was approximately $254,000,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

     The number of shares outstanding of the registrant's Common stock as of March 14, 1997, was 7,694,628.

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


                                       POSITION, PRINCIPAL OCCUPATIONS AND
      NAME AND AGE                            OTHER DIRECTORSHIPS
------------------------  ------------------------------------------------------


Dwight D. Carlson, 53 ..  Mr. Carlson has been a director of the Company since
                          1981, when he founded the Company. Since February 1996, Mr. Carlson has served as Vice Chairman of the Board of Directors. From 1981 to February 1996, Mr. Carlson was President and Chief Executive Officer of the Company. Mr. Carlson also serves as Chairman of the Board of Michigan Future, Inc., a Michigan non-profit corporation addressing competitiveness issues in the State of Michigan; Chairman of the Auto Body Consortium, a nonprofit company engaged in research to improve manufacturing processes in the automotive industry; a director of Industrial Technology Institute of Michigan, a non-profit corporation focused on research to enhance Michigan's economy; and a director of the National Coalition for Advanced Manufacturing, a non-profit corporation whose purpose is to develop cooperation between industry, government and academia in advanced manufacturing and industrial modernization. Mr. Carlson is also a member of the Visiting Committee of the National Institute of Standards and Technology.

Philip J. DeCocco, 59 ..  Mr. DeCocco has been a director of the Company since
                          1996. Mr. DeCocco has been President of Sturges House, Inc., a company founded by Mr. DeCocco, since 1983. Sturges House, Inc. offers executive recruiting and management consulting services in human resources, strategic planning, executive development and organization design and development to various companies, including the Company.

Robert S. Oswald, 55 ...  Mr. Oswald has been a director of the Company since
                          1996. Mr. Oswald has been Chairman, President and Chief Executive Officer of Bosch Corporation ("Bosch"), a manufacturer of automotive components and systems, since July 1996 and prior to that time, from January 1994 to June 1996 was President and Chief Executive Officer of such company. From October 1990 to December 1993, Mr. Oswald was President of the Original Equipment Manufacturer's Division of Bosch. Mr. Oswald serves as a director of Robert Bosch, Gmbh, Associated Fuel Pump Systems Corporation and Bosch.

Alfred A. Pease, 51 ....  Mr. Pease has been a director of the Company since
                          February 1996 and Chairman of the Board since
                          July 1996. Since February 1996, Mr. Pease has been President and Chief Executive Officer of the Company. From November 1993 to February 1996, Mr. Pease was President and founder of Digital Originals, Inc., a manufacturer of digital imaging products and related software. From December 1990 to October 1993, Mr. Pease served as Product Line Director of Advanced Micro Devices, Inc., a manufacturer of semi-conductor products.

Harry T. Rein, 52 ......  Mr. Rein has been a director since 1985.  Since 1987, he has been Managing General Partner and founder of Canaan Partners, a venture capital firm. Mr. Rein also serves as a director of Anadigics, Inc. and a director of various private corporations.

Paul E. Rice, 53 ......   Mr. Rice has been a director of the Company since
                          1989. Since 1984, he has been Administrator of the Alternative Investments Division, Bureau of
                          Investments, Michigan Department of Treasury. Mr. Rice currently serves on the advisory boards of numerous investment funds and is also a director of various private corporations.

Louis R. Ross, 65 ....    Mr. Ross has been a director of the Company since
                          1996.  Mr. Ross owns and operates Ross
                          Consulting Inc., a company which provides consulting services in quality management, manufacturing and investments. Mr. Ross retired in January 1996 as Vice
                          Chairman and Chief Technical Officer of Ford Motor
                          Company ("Ford") and a member of Ford's Office of Chief Executive and its Board of Directors. Mr. Ross was a member of Ford's Board of Directors and Ford's
                          Office of Chief Executive since 1985, and Vice
                          Chairman since 1993. From October 1991 to January
                          1993, he served as Executive Vice President and Chief
                          Technical Officer of Ford, and from May 1989 to
                          October 1991, he was Executive Vice President
                          International Automotive Operations of Ford.

Terryll R. Smith, 47...   Mr. Smith has been a director of the Company since
                          1996. Since February 1996, Mr. Smith has been
                          Group Vice President, Sales and Marketing of Advanced
                          Micro Devices, Inc. ("AMD"), a manufacturer of integrated circuits. From January 1994 to February
                          1996, Mr. Smith was Group Vice President, Applications
                          Solutions Products of AMD.  From October 1992 to
                          January 1994, Mr. Smith was Vice President,
                          International Sales and Marketing and from March 1989 to October 1992, was Vice President, European Sales,
                          Marketing and Operations of AMD.

Neil E. Barlow, 41.....   Mr. Barlow is Executive Vice President -
                          International and has been an Executive Vice
                          President of the Company in various capacities since
                          January 1990. Prior to that, he had held various positions at the Company including Director of Manufacturing and Managing Director of the Company's
                          European subsidiaries for more than five years.

John G. Zimmerman, 56..   Mr. Zimmerman has been Vice President and Chief
                          Financial Officer of the Company since August
                          1996. Prior to that time, he was, from 1994 to 1996, Group Vice President and Chief Financial Officer of
                          Sandy Corporation, a training, communications and consulting corporation primarily focused in the automotive industry, and from, 1990 to 1993, was Senior Vice President, Finance and Treasurer of
                          Software Alternatives, Inc, a company which provides software applications and solutions for businesses.
                          Software Alternatives, Inc. filed a Chapter 11 bankruptcy petition in June 1992, which was dismissed in 1993.

ITEM 11.        COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS
                ------------------------------------------------

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

DIRECTORS

     All of the members of the Board of Directors who are not employed by the Company receive $1,000 for each Board meeting attended. In addition, directors are reimbursed for their out-of-pocket expenses incurred in attending Board and committee meetings. Directors, other than directors who are serving on the Stock Option Committee, are also eligible to participate in the Company's Stock Option Plan (the "1992 Plan").

     All of the members of the Board of Directors who are not employed by the Company (other than the Chairman of the Board) (the "Eligible Directors") participate in the Directors Stock Option Plan (the "Directors Plan"). On February 9, 1995, each of Messrs. Rein and Rice were granted an option to purchase 15,000 shares of Common Stock ("Initial Option") with an exercise price of $12.83. Any additional Eligible Director who is first elected or appointed after February 9, 1995 will receive an Initial Option to purchase 15,000 shares of Common Stock on the date of his or her election or appointment. In addition, each Eligible Director who has been a director for six months before the date of each Annual Meeting of Shareholders held during the term of the Directors Plan automatically will be granted, as of the date of such Annual Meeting, an option to purchase an additional 1,500 shares of Common Stock (an "Annual Option"). The Directors' Plan expires on February 9, 2000. The exercise price of options granted under the Directors Plan is the last reported sale price per share of the Company's Common Stock as quoted on The Gnostic Stock Market's National market on the date of grant. Each option granted under the Directors Plan as an Initial Option becomes exercisable in full on the first anniversary of the date of grant. Options granted as Annual Options become exercisable in three annual increments of 33- % of the shares subject to the option. The exercisability of such options is accelerated in the event of the occurrence of certain changes in control of the Company. All options granted under the Plan are exercisable for a period of ten years from the date of grant, unless earlier terminated due to the termination of the Eligible Director's service as a director of the Company.

     In May 1993, the Company engaged James E. McGrath to serve as Chairman of the Board of the Company. Mr. McGrath was paid $5,000 per month for his services as Chairman of the Board, through July 12, 1996. Mr. McGrath was granted non qualified stock options to purchase 120,000 shares of Common Stock, all of which were immediately exercisable at an exercise price of $3.71 per share, which was the fair market value of the Common Stock on the date such options were granted. Such options expire on the earlier of May 21, 2003 or one year following Mr. McGrath's death. By April 15 of the year following an exercise of Mr. McGrath's option, Mr. McGrath will receive a payment equal to the difference between Mr. McGrath's actual federal income tax liability for the calendar year in which an exercise of Mr. McGrath's option occurs and the amount Mr. McGrath's federal income tax liability for the calendar year of such exercise would have been if Mr. McGrath's option had been an incentive stock option rather than a non qualified stock option, the shares received upon exercise of the option had been sold at the date of exercise at the exercise price and such shares had been held for more than one year at that date (the "Tax Differential Payment"), plus an amount required for the payment to be received on a After-Tax Basis. After-Tax Basis means the amount of the Tax Differential Payment supplemented by a further payment so that the sum of the two payments, after deduction of all federal, state and local taxes resulting from the receipt of such two payments, shall be equal to the Tax Differential Payment. Of the stock options granted to Mr. McGrath to purchase 120,000 shares of Common Stock, options to purchase 26,944 shares were exercised in 1996, and no options were outstanding at April 25, 1997. On February 4, 1997, the Company paid Mr. McGrath $173,957 representing the Tax Differential Payment due Mr. McGrath related to the options he exercised in 1996.

EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information as to compensation paid by the Company for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 1994, 1995, and 1996 to
(i) the Company's Chief Executive Officer, (ii) the Company's executive officers at December 31, 1996 (other than the Chief Executive Officer) whose aggregate annual salary and bonus exceeded $100,000 and (iii) two former executive officers, who during portions of the fiscal year ended December 31, 1996 were classified as executive officers for purposes of the Commission's regulations, whose aggregate annual salary and bonus exceeded $100,000.


                           SUMMARY COMPENSATION TABLE



                                                                              Long Term
                                                                           Compensation
Name and                          Annual Compensation                            Awards
                                  ----------------------     Other Annual  ------------         All Other
Principal Position          Year  Salary ($)   Bonus ($)  Compensation(1)   Options (#)  Compensation ($)
--------------------------  ----  ----------  ----------  ---------------  ------------  ----------------

Alfred A. Pease,            1994           _           _                _            _                _
President, Chief            1995           _           _                _            _                _
Executive Officer and       1996    $175,000    $104,778       $42,120(3)      200,000        $51,177(4)
Chairman of the Board(2)

Neil E. Barlow              1994     125,000      82,508               --           --          7,108(5)
Executive Vice              1995     132,500      89,524               --           --          5,958(6)
President -                 1996     141,800      77,299                _            _          9,098(7)
International

Dwight D. Carlson,          1994     146,000      88,354                            --         12,059(5)
Vice Chairman of the Board  1995     155,000     129,156                _           --         12,380(6)
of Directors; Former        1996     155,000      94,026                _            _         12,510(7)
President and Chief
Executive Officer(8)

James A. Ratigan            1994     125,000      82,508       18,878(10)            _         25,810(5)
Former Executive Vice       1995     132,500      89,524                _            _          6,958(6)
President and               1996     116,750      47,508                _            _          7,954(7)
Chief Financial
Officer(9)





(1) Perquisites and other personal benefits were provided to all of the persons named in the Summary Compensation Table. Disclosure of such amounts is not required because such amounts were less than 10% of the total annual salary and bonuses reported for each of the respective individuals for each period presented.

(2) Mr. Pease became President and Chief Executive Officer in February 1996 and Chairman of the Board in May 1996.

(3) Includes payment of certain tax "gross up" amounts of $42,120 for certain taxable income received by Mr. Pease in 1996 as described under "All Other Compensation."

(4) "All Other Compensation" includes reimbursements for temporary housing, moving, travel and other expenses related to Mr. Pease's relocation to Michigan.

(5) "All Other Compensation" is comprised of (i) contributions made by the Company to the accounts of each of the named executive officers under the Company's 401(k) Plan with respect to the fiscal year ended December 31, 1994 as follows: Mr. Barlow $3,675, Mr. Carlson $4,620 and Mr. Ratigan $2,310; (ii) the dollar value of any life insurance premiums paid by the Company in the fiscal year ended December 31, 1994 with respect to term life insurance for the benefit of each of the named executives as follows:
     Mr. Barlow $414, Mr. Carlson $3,075 and Mr. Ratigan $842; (iii) the dollar value of any disability insurance premiums paid by the Company in the fiscal year ended December 31, 1994 in excess of the Company's standard disability coverage for the benefit of each of the following named executives: Mr. Barlow $3,019 and Mr. Carlson $4,364; and (iv) temporary housing; moving, travel and other expenses related to Mr. Ratigan's relocation to Michigan totaling $22,658.

(6) "All Other Compensation" is comprised of (i) contributions made by the Company to the accounts of each of the named executive officers under the Company's 401 (k) Plan with respect to the fiscal year ended December 31, 1995 as follows: Mr. Barlow $2,100, Mr. Carlson $4,620 and Mr. Ratigan $4,620; (ii) the dollar value of any life insurance premiums paid by the Company in the fiscal year ended December 31, 1995 with respect to term life insurance for the benefit of each of the named executives as follows:
     Mr. Ratigan $2,338, Mr. Carlson $3,396, and Mr. Barlow $838; (iii) the dollar value of any disability insurance premiums paid by the Company in the fiscal year ended December 31, 1995 in excess of the Company's standard disability coverage for the benefit of each of the following named executives: Mr. Barlow $3,020 and Mr. Carlson $4,364.

(7) "All Other Compensation" is comprised of (i) contributions made by the Company to the accounts of each of the named executive officers under the Company's 401 (k) Plan with respect to the fiscal year ended December 31, 1996 as follows: Mr. Barlow $4,565, Mr. Carlson $4,750 and Mr. Ratigan $4,750; (ii) the dollar value of any life insurance premiums paid by the Company in the fiscal year ended December 31, 1996 with respect to term life insurance for the benefit of each of the named executives as follows:
     Mr. Barlow $1,513, Mr. Carlson $3,396 and Mr. Ratigan $3,204; (iii) the dollar value of any disability insurance premiums paid by the Company in the fiscal year ended December 31, 1995 in excess of the Company's standard disability coverage for the benefit of each of the following named executives: Mr. Barlow $3,020 and Mr. Carlson $4,364.

(8) Mr. Carlson retired as President and Chief Executive Officer in February 1996 and became Vice Chairman in May 1996.

(9) Mr. Ratigan resigned as Executive Vice President and Chief Financial Officer of the Company in August 1996.

(10) Includes payment of certain tax "gross up" amounts of $18,878 for certain taxable income received by Mr. Ratigan in 1994 as described under "All Other Compensation."


GRANTS OF OPTIONS

     The following table sets forth certain information concerning individual grants of stock options to each of the persons named in the Summary Compensation Table made during the fiscal year ended December 31, 1996. All grants described in the following table were made under the Company's 1992 Stock Option Plan and contain the Option Acceleration Provision (as defined under "Item 11- Compensation of Directors and Officers- Executive Officers-Termination of Employment and Changes of Control Arrangements.")

                      OPTION GRANTS IN LAST FISCAL YEAR






                                       Individual Grants
-----------------------------------------------------------------------------------
                                              Percent of                              Potential Realizable Value
                                                Total                                At Assumed Annual Rates Of
                                Number Of      Options                               Stock Price Appreciation
                               Securities      Granted                               For Option Term (3)
                               Underlying    To Employees   Exercise Or              ---------------------------
                                 Option     In Fiscal Year  Base Price   Expiration
      Name                     Granted (#)       (1)          ($/Sh)      Date (2)       5%($)         10% ($)
----------------------------------------------------------------------------------------------------------------
Alfred A. Pease.........       182,980(4)       53.90%        $20.63     2/14/2006   $2,374,000       $6,016,382
                              ----------------------------------------------------------------------------------
                                17,020(5)       5.00%         $23.50     2/14/2006      251,556          637,400
                              ----------------------------------------------------------------------------------
Neil E. Barlow..........           -0-           -0-            --           --           --             --
                              ----------------------------------------------------------------------------------
Dwight D. Carlson.......           -0-           -0-            --           --           --             --
                              ----------------------------------------------------------------------------------
James A. Ratigan........           -0-           -0-            --           --           --             --
                              ----------------------------------------------------------------------------------

(1) Options to purchase a total of 339,300 shares of Common Stock were granted to team members in the fiscal year ended December 31, 1996.

(2) Options expire on the date indicated, or, if earlier, one year after the optionee's death or permanent disability or three months after the optionee's termination of employment.

(3) Represents the value of such options at the end of its 10 year term (without discounting to present value) assuming the market prices of the Common Stock appreciates from the grant date at an annually compounded rate of 5% or 10%. These amounts represent rates of appreciation only. Actual gains, if any, will be dependent on overall market conditions and on the future performance of the Common Stock. There can be no assurance that the amounts reflected in this table will be achieved.

(4) Options become exercisable in cumulative annual installments of 25% beginning February 14, 1997 and are non-qualified options. See "Item 11-Compensation of Directors and Executive Officers-Executive
     Officers-Employment Agreements."

(5) Options become exercisable in cumulative annual installments of 25% beginning February 14, 1997 and are incentive stock options. See "Item 11- Compensation of Directors and Executive Officers-Executive Officers-Employment Agreements."

EXERCISE AND VALUE OF OPTIONS

     The following table sets forth certain information concerning exercises of stock options during the fiscal year ended December 31, 1996 by each of the persons named in the Summary Compensation Table and the number of and the value of unexercised stock options held by such persons as of December 31, 1996 on an aggregated basis.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


                                                          NUMBER OF
                          SHARES              SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                        ACQUIRED       VALUE  UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS
                      ON EXERCISE   REALIZED  AT FISCAL YEAR-END(#)         AT FISCAL YEAR-END ($) (1)
                      ------------  --------  ----------------------------  ----------------------------

NAME                                 ($) (2)  EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
--------------------                          -----------  ---------------  -----------  ---------------
Alfred A. Pease ....        -0-    $     -0-             --        200,000    $   -0-        $2,675,200
Neil E. Barlow .....     28,693       595,878         5,186         21,610     132,700          613,100
Dwight D. Carlson ..    137,218(3)  3,825,586         5,000        103,470     148,600        3,001,000
James Ratigan ......     43,125(4)    954,275           -0-            -0-        -0-            -0-

(1) Represents the total gain which would have been realized if all such options had been exercised on December 31, 1996.

(2) Represents the fair market value of the shares of Common Stock relating to exercised options, as of the date of exercise, less the exercise price of such options.

(3) Includes 2,991 shares of Common Stock underlying stock options retained by the Company as payment for the exercise price of 18,587 shares of Common Stock.

(4) Includes 8,844 shares of Common Stock underlying stock options retained by the Company as payment for the exercise price of 34,281 shares of Common Stock.

EMPLOYMENT AGREEMENTS

     Messrs. Pease and Carlson serve in their present capacities pursuant to the terms of employment agreements. Mr. Ratigan was employed pursuant to the terms of the employment agreement described below.

     Mr. Pease's agreement provides for an annual base salary of $200,000, subject to increase at the discretion of the Management Development and Compensation Committee ("Management Development Committee"), benefits comparable to the Company's other executive officers, including life, disability and health insurance and the use of a Company leased automobile and an annual performance bonus target level of 60% of his base salary. Mr. Pease's base salary for 1997 is $214,000 and he will receive reimbursement of reasonable monthly club dues. In addition, such agreement provides for the reimbursement of temporary housing, travel and relocation expenses incurred by Mr. Pease, including moving expenses, real estate brokerage commissions and certain closing and loan costs associated with the sale of Mr. Pease's prior residence and purchase of a new residence in the state of Michigan and certain incidental expenses related to the relocation, plus a payment equal to the income taxes payable by Mr. Pease as a result of the receipt of such reimbursements and tax payment. In the event Mr. Pease's employment is terminated without cause, his salary and benefits will continue for twelve months and he will earn a pro rata portion of any bonus that would have been earned in the year of the termination.

     Mr. Pease was granted options to purchase 200,000 shares of Common Stock under the 1992 Plan. The Options consist of non-qualified stock options for 182,980 shares of Common Stock exercisable at an exercise price of $20.625 per share and the remainder as incentive stock options exercisable at an exercise price of $23.50 per share. These options become exercisable in cumulative annual installments of 25% beginning February 14, 1997 and expire on February 14, 2006. In addition, in the event Mr. Pease's employment is terminated without cause after July 14, 1996, unexercisable options for 66,667 shares of Common Stock held by him will become immediately exercisable.

     Mr. Carlson's agreement provides for an annual base salary of $155,000, benefits comparable to the Company's other executive officers, reimbursement of reasonable monthly club dues, and an annual performance bonus target level of $95,000. In the event of certain terminations of Mr. Carlson's employment without cause, his salary, a $7,917 monthly bonus and his benefits will continue for the longer of (a) the number of months following the termination of the agreement which is equal to one month for each year Mr. Carlson was employed by the Company or (b) March 1, 1999, and all options held by him to the extent not then exercisable, shall become immediately exercisable. If Mr. Carlson's employment terminates for any reason, he will earn a pro rata portion of any bonus that would have been earned in the year of the termination.

     The Company can elect to convert Mr. Carlson's employment agreement into a consulting arrangement at any time, with Mr. Carlson receiving the same annual base salary, bonus and perquisites as set forth above through March 1, 1999 and the Company extending the term of his stock options so that they continue to vest through March 1, 1999. Mr. Carlson is required to render at least sixteen hours of consulting services per month. Upon the termination of the consulting arrangement, Mr. Carlson will receive the same benefits he would have received, as described above, upon termination of his employment. Mr. Carlson will also be entitled to office space and secretarial support for one year after he is no longer an employee of the Company and so long as he continues to serve as Vice Chairman of the Board.

     Mr. Ratigan's employment agreement provided for an annual base salary of $132,500, subject to increase at the discretion of the Management Development Committee, benefits comparable to the Company's other executive officers and an annual performance bonus target level in 1996 of $72,000. Following termination of Mr. Ratigan's employment in August 1996, he continued to receive one-half of his salary, together with full life, disability and health insurance benefits and a $1,585 monthly payment until August 31, 1997. A pro rata portion of the bonus that would have been earned in the year of the termination was paid to Mr. Ratigan in 1996.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     Payments due to Messrs. Pease, and Carlson upon termination of their employment with the Company are described above under "Item-11 - Compensation of Directors and Executive Officers - Executive Officers - Employment Agreements."

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


ITEM 12. SHARE OWNERSHIP OF MANAGEMENT AND CERTAIN SHAREHOLDERS

PRINCIPAL SHAREHOLDERS

     The following table sets forth information with respect to beneficial ownership of the Company's Common Stock, $0.01 par value (the "Common Stock"), by each person known by management of the Company to be the beneficial owner of more than 5% of its outstanding Common Stock. The number of shares reported is as of the dates indicated in the footnotes below. The percentage of class is based on 7,698,836 shares of Common Stock outstanding on April 25, 1997. The information as to each person has been furnished by such person and, except as where otherwise indicated, each person has sole voting power and sole investment power with respect to all shares by such person.

                                                     AMOUNT AND NATURE
NAME AND ADDRESS OF BENEFICIAL OWNER               OF BENEFICIAL OWNERSHIP         PERCENT OF CLASS
------------------------------------               -----------------------         ----------------
Pilgrim Baxter & Associates,
Harold J. Baxter and Gary L. Pilgrim
1255 Drummers Lane, Suite 300
Wayne, PA  19087                                            692,700(1)                      9.0%

U.S. Trust Company of New York
14 W. 47th Street,
New York, New York 10036 ...........                        412,131(2)                      5.4%




(1) Based upon their statement on Schedule 13G dated March 12, 1997. Messrs. Baxter and Pilgrim share voting power with respect to the shares of Common Stock.

(2) Based upon its statement on Schedule 13G dated February 14, 1996.


BENEFICIAL OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information with respect to beneficial ownership of the Company's Common Stock by each of the directors and director nominees, the persons named in the Summary Compensation Table and by all directors and executive officers as a group as of April 25, 1997, unless otherwise indicated. The information as to each person has been furnished by such person and, except as where otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned by such person.


                                                       AMOUNT AND NATURE
NAME AND ADDRESS OF BENEFICIAL OWNER(1)              OF BENEFICIAL OWNERSHIP       PERCENT OF CLASS
-------------------------------------------          -----------------------       ----------------
Dwight D. Carlson (2) (3) .................                  73,289                       *
Philip J. DeCocco(2) ......................                     500                       *
Robert S. Oswald(2) .......................                      -                        *
Alfred A. Pease(2)(4) .....................                  50,000                       *
Harry T. Rein (2) (5) .....................                  16,870                       *
Paul E. Rice (2) (6) ......................                 165,000                      2.1%
Louis R. Ross(2) ..........................                   2,000                       *
Terryll R. Smith(2) .......................                      -                        -
Neil E. Barlow(7) .........................                  15,715                       *
James A. Ratigan ..........................                     223                       *
Directors and executive officers as a group
 (10 persons) (3) (4) (5)(6)(7) ...........                 323,597                      4.0%

___________________

*   Less than 1% of class

(1) The address for Messrs. Carlson, DeCocco, Oswald, Pease, Ratigan, Rein, Rice, Ross, Smith and Barlow is 47827 Halyard Drive, Plymouth, Michigan 48170.

(2)  Serves as a member of the Board of Directors of the Company.

(3) Includes options to purchase 33,125 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of April 25, 1997.

(4) Includes options to purchase 50,000 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of April 25, 1997.

(5) Consists of 1,869 shares of Common Stock owned by Canaan Venture Partners L.P. and 1 share of Common Stock owned by Canaan Venture Offshore Management, N.V., with respect to which Mr. Rein shares voting and dispositive power but disclaims beneficial ownership. Also includes options to purchase 15,000 shares of Common Stock, which are presently exercisable.

(6) Consists of 150,000 shares of Common Stock owned by the State Treasurer of the State of Michigan, Custodian of Public School Employees' Retirement System; State Employees' Retirement System; Michigan State Police Retirement System; Judges' Retirement System; and Probate Judges' Retirement System ("State of Michigan Pension Funds"), of which Mr. Rice is the State Administrator. Also includes options to purchase 15,000 shares of Common Stock, which are presently exercisable and which will be exercised at the discretion of the State of Michigan Pension Funds.
     Shares of Common Stock received by Mr. Rice in connection with the exercise of such options are required to be delivered to the State of Michigan Pension Funds. Mr. Rice shares voting and dispositive power but disclaims beneficial ownership of these shares.

(7) Includes options to purchase 4,688 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of April 25, 1997.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding more than ten percent of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Specific due dates for these reports have been established and the Company is required to report in this proxy statement any failure to file by these dates during the Company's last fiscal year. All of these filing requirements were satisfied by the Company's officers, directors and ten percent shareholders, except that Mr. Oswald failed to file on a timely basis one report relating to a single transaction in Common Stock beneficially owned by him. In making these statements, the Company has relied on the written representations of its directors, officers and ten percent shareholders and copies of the reports that have been filed with the Commission.


ITEM 13.     CERTAIN TRANSACTIONS

     The Company is a member of the Auto Body Consortium (the "ABC"), a group comprised of General Motors Corporation, Ford Company and Chrysler Corporation, companies in the automotive related businesses, including the Company, and several universities and research organizations. Dwight D. Carlson, Vice Chairman of the Board and the former President and Chief Executive Officer, and a director of the Company, is the Chairman of the Board of the ABC, a non-profit corporation. In October 1995, the ABC received a $8,300,000 grant from the Department of Commerce. In connection with industry matching commitments for such grant, the Company has committed to spend approximately $100,000 per year for three years, commencing in October 1995. Such commitment can be canceled by the Company upon 60 days' notice.

                                  SIGNATURE


     Pursuant to the requirements of Section 13 of Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PERCEPTRON, INC.

April 30, 1997                     /s/ Alfred A. Pease
                                   -------------------------------------------
                                   By:  Alfred A. Pease
                                   Its:  President and Chief Executive Officer