Form 10-Q
period 1997-03-31
PERCEPTRON INC/MI
filed 1997-05-15
CIK 887226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.


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

            Yes  X                             No
                ---                               ---
The number of shares outstanding of each of the issuer's classes of common stock as of May 12, 1997 was:


Common Stock, $0.01 par value                    8,016,874
-----------------------------                 ----------------
           Class                              Number of shares

                       PERCEPTRON, INC. AND SUBSIDIARIES


                                     INDEX


                         PART I. FINANCIAL INFORMATION


                                                                      Page
                                                                      ----

   ITEM I  Financial Statements

           Condensed Consolidated Balance Sheets - March 31, 1997       3
           and December 31, 1996

           Condensed Consolidated Statements of Income - Three
           Months Ended March 31, 1997 and 1996                         4

           Condensed Consolidated Statements of Cash Flows - Three
           Months Ended March 31, 1997 and 1996                         5

           Notes to Condensed Consolidated Financial Statements         6-8


   ITEM 2 Management's Discussion and Analysis of Financial Condition 8-10 and Results of Operations


   ITEM 3  Quantitative and Qualitative Disclosures About Market Risk   10


                           PART II. OTHER INFORMATION


   ITEM 1  Legal Proceedings                                            11


   ITEM 2  Changes in Securities                                        11


   ITEM 6  Exhibits and Reports on Form 8-K                             12

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       PERCEPTRON, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                               March 31,  December 31,
                                                                 1997         1996
                                                             -----------  ------------
ASSETS

Current assets:
    Cash and cash equivalents                                $16,785,000   $14,677,000
    Accounts receivable and other receivables,
     net of reserves of $175,000 and $60,000                  17,033,000    22,477,000
    Inventory, net of reserves of $895,000 and $860,000        7,004,000     6,574,000
    Income tax receivables                                       850,000     2,103,000
    Prepaid expenses and deferred tax asset                    1,765,000     2,001,000
                                                             -----------  ------------

                     Total current assets                     43,437,000    47,832,000
                                                             -----------  ------------

Property and equipment:
    Construction in progress                                           0     6,202,000
    Machinery and equipment                                    4,752,000     4,544,000
    Furniture and fixtures                                     1,131,000       252,000
    Building and land                                          5,983,000             0
                                                             -----------  ------------
                                                              11,866,000    10,998,000
    Less:  Accumulated depreciation and amortization          (1,918,000)   (1,654,000)
                                                             -----------  ------------
      Net property and equipment                               9,948,000     9,344,000

Intangible assets, net                                         2,069,000     2,352,000
                                                             -----------  ------------

      Total assets                                           $55,454,000   $59,528,000
                                                             ===========  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Due to bank                                                       $0      $830,000
    Accounts payable                                           1,663,000     4,534,000
    Accrued payables                                           4,487,000     4,435,000
    Accrued compensation and stock option expense                900,000     1,930,000
                                                             -----------  ------------

      Total current liabilities                                7,050,000    11,729,000
                                                             -----------  ------------

Shareholders' equity:
    Preferred Stock, no par value, 1,000,000 shares
      authorized, none issued                                          0             0
    Common stock, $.01 par value; 19,000,000 shares
       authorized, 7,696,000 and 7,640,000 issued and
       outstanding at March 31, 1997 and December 31, 1996,
       respectively                                               77,000        77,000
    Cumulative translation adjustments                        (1,647,000)     (929,000)
    Additional paid-in capital                                39,998,000    39,468,000
    Retained earnings                                          9,976,000     9,183,000
                                                             -----------   -----------

      Total shareholders' equity                              48,404,000    47,799,000
                                                             -----------   -----------

      Total liabilities and shareholders' equity             $55,454,000   $59,528,000
                                                             ===========   ===========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                         1997        1996
                                                    -------------  ----------


  Net sales                                           $10,330,000  $9,510,000

  Cost of sales                                         4,270,000   3,921,000
                                                    -------------  ----------

           Gross profit                                 6,060,000   5,589,000

  Selling, general and administrative expense           3,198,000   2,801,000

  Engineering, research and development expense         1,911,000   1,295,000

  Non-cash stock compensation expense                           0     421,000
                                                    -------------  ----------

           Income from operations                         951,000   1,072,000

  Interest income, net                                    182,000     161,000
                                                    -------------  ----------

           Income before provision for  income taxes    1,133,000   1,233,000
                                                    -------------  ----------

  Provision for income taxes                              340,000     374,000
                                                    -------------  ----------

           Net income                                    $793,000    $859,000
                                                    =============  ==========

  Net income per weighted average share                      $.10        $.11
                                                    =============  ==========

  Weighted average common and common
    equivalent shares                                   8,227,543   7,854,650
                                                    =============  ==========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               1997         1996
                                                           -----------  -----------
Cash flows from operating activities:
  Net income                                                  $793,000     $859,000
                                                           -----------  -----------

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
      Depreciation and amortization                            547,000      152,000
      Non-cash stock compensation expense                          ---      421,000
      Changes in operating assets and liabilities:
          Accounts receivable                                6,244,000    3,464,000
          Inventory                                           (430,000)  (1,214,000)
          Prepaid expenses and other current assets            236,000      497,000
          Accounts payable                                    (603,000)    (429,000)
          Accrued expenses                                    (978,000)  (1,605,000)
                                                           -----------  -----------
               Total adjustments                             5,016,000    1,286,000
                                                           -----------  -----------
          Net cash provided by operating activities          5,809,000    2,145,000
                                                           -----------  -----------

Cash flows (used in) investing activities:
      Capital expenditures                                  (3,136,000)    (470,000)
                                                           -----------  -----------

Cash flows from financing activities:
      Principal payments under capital lease obligations             0      (14,000)
      Proceeds from issuance of short-term debt                      0      240,000
      Proceeds from exercise of options and other              530,000      261,000
      Repayment of short-term debt                            (830,000)           0
                                                           -----------  -----------

      Net cash provided (used in) by financing activities     (300,000)     487,000
                                                           -----------  -----------

Effect of exchange rates on cash and cash equivalents         (265,000)     (52,000)
                                                           -----------  -----------

      Net increase in cash and cash equivalents              2,108,000    2,110,000

      Cash and cash equivalents, beginning of year          14,677,000   15,185,000
                                                           -----------  -----------

      Cash and cash equivalents, end of period             $16,785,000  $17,295,000
                                                           ===========  ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTES 1.  FINANCIAL STATEMENT PRESENTATION

     Information for the three months ended March 31, 1997 and 1996 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the management of Perceptron, Inc. ("Perceptron" or the "Company") consider necessary for fair presentation of financial position, results of operations and cash flows. In accordance with the instructions for the completion of the Quarterly Report on Form 10Q, certain information and footnote disclosures necessary to comply with generally accepted accounting principles have been condensed or omitted. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

     These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K and Current Report on Form 8-K for the year ended December 31, 1996, which contain summaries of Perceptron's accounting principles and other footnote information. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

     The condensed consolidated financial statements of the Company have been prepared to give retroactive affect to the acquisition by the Company of Autospect, Inc. ("Autospect"), which acquisition was consummated on February 3, 1997. The acquisition is accounted for as a pooling of interests.

NOTE 2.  INVENTORY

     Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first in, first out (FIFO) method. Inventory, net of reserves, is comprised of the following:


                                          March 31,  December 31,
                                            1997        1996
                                        ----------  ------------
Component parts                         $4,458,000    $4,498,000
Work in process                          1,570,000     1,396,000
Finished goods                             976,000       680,000
                                        ----------  ------------
                 Total                  $7,004,000    $6,574,000
                                        ==========  ============


NOTE 3.  NET INCOME PER SHARE

     Net income per common and common equivalent share is calculated based upon the weighted average number of shares of Common Stock outstanding, adjusted for the dilutive effect of stock options and warrants, using the treasury stock method.

     Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", was issued in February 1997. Adoption of SFAS 128, effective for periods ending after December 31, 1997, is not expected to have a significant effect on reported earnings.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

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

     On March 13, 1996, a complaint was filed naming the Company as a defendant, along with two other co-defendants, in an action alleging that the Company's TriCam sensor violates a patent held by the plaintiff and seeking preliminary and permanent injunctions and damages. In May 1997, this matter was settled with AST acknowledging that there was no infringement of the AST patents covered by the suit by the Company, Trident or Nanoose and agreeing to dismiss, with prejudice, all claims against the Company, Trident and Nanoose.

NOTE 5.  CREDIT FACILITIES

     The Company has unsecured bank credit facilities of $5.2 million US and
1.0 DM, which may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (8.5% as of April 15, 1997) any borrowings to finance equipment purchases will bear interest at the bank's prime rate plus 1/2%. These credit facilities expire on May 31, 1997 unless canceled earlier by the Company or the bank. A portion of the credit facilities are subject to a borrowing formula based on eligible accounts receivables. The Company expects to renew these credit facilities. At March 31, 1997, the Company had no outstanding liabilities under these facilities, and at December 31, 1996, Autospect had borrowings of $830,000 under these facilities.

NOTE 6.  FOREIGN EXCHANGE CONTRACTS

     The Company uses, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it generally enters into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At March 31, 1997, the Company had no forward contracts outstanding.

NOTE 7.  SUBSEQUENT EVENTS

     On April 30, 1997, the Company consummated its acquisition of Trident Systems Inc. ("Trident") and Nanoose Systems Corporation ("Nanoose") for aggregate consideration consisting of 219,962 and 89,820 shares of Common Stock of the Company, respectively. The transactions will be accounted for as poolings of interests. As of and for the year ended December 31, 1996, Trident's revenues, net income (loss), and stockholders deficit were approximately $6.7 million, ($0.8) million and $1.1 million, respectively. Nanoose's revenue, net income and net assets were not material.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Net Sales. The Company's net sales increased by 9.0% from $9.5 million in the first quarter of 1996 to $10.3 million in the first quarter of 1997. The increase of $0.8 million in net sales is attributable to increased sales to international automotive customers, up by $1.1 million from the same quarter last year. Domestic automotive sales for the first quarter of 1997 and 1996 were flat at $7.1 million and $0.4 million for Perceptron and Autospect, respectively. Non-automotive sales were down by $0.3 million for 1997 versus 1996.

     New order bookings during the first quarter of 1997 totaled $17.7 million compared to $8.7 million in the first quarter of 1996. The increase of $9.0 million is attributable to the timing of orders from Perceptron, Inc. domestic automotive customers, up by $8.0 million on a comparative basis, plus an increase of $1.3 million on a comparative basis from European and Asian customers. Non-automotive bookings were up by $0.4 million for the first quarter 1997 versus 1996, and Autospect bookings were down by $0.7 million in 1997 versus the 1996 period.

     The fluctuations in automotive sales and bookings by geographic segments is primarily due to the timing of customer delivery requirements.

     New order bookings are dependent on the timing of customer re-tooling programs, and accordingly may vary significantly from month to month. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.

     Backlog at March 31, 1997 totaled $28.3 million, compared to $21.0 million at December 31, 1996. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in backlog by December 31, 1997.

     Gross profit. Gross profit increased from $5.6 million in the first quarter of 1996 to $6.1 million in the first quarter of 1997. Gross profit as a percentage of net sales decreased from 58.8% in the first quarter of 1996 to 58.7% in the first quarter of 1997. The decrease is due primarily to increased manufacturing expenses in anticipation of higher volumes for 1997.

Gross profit as a percentage of net sales in the first quarter 1996 had been adversely affected by the lesser gross profit percentage associated with one specific sale by the Company of a new product which was integrated into equipment acquired from an original equipment manufacturer and sold as a complete system.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased from $2.8 million in the first quarter of 1996 to $3.2 million in the first quarter of 1997. This change is principally due to increased personnel and related expenses to support the planned 1997 operating activity and, to a lesser extent, costs associated with the recent acquisitions. As a percentage of sales, selling, general and administrative expenses increased from 29.5% in the first quarter of 1996, to 31.0% in the first quarter of 1997.

     Engineering, research and development expense. Engineering, research and development expenses increased from $1.3 million in the first quarter of 1996, to $1.9 million in the first quarter of 1997, due primarily to increased personnel. The Company's new engineering personnel are principally involved in new product development efforts and were hired in anticipation of higher sales volumes in 1997. As a percentage of net sales, research and development expense increased from 13.6% in the first quarter of 1996 to 18.5% in the first quarter of 1997.

     Non-cash stock compensation expense. During the first quarter of 1996, the Company recorded non-cash compensation expense reflecting the use by some participants in the Company's stock option plan of Perceptron stock options to pay the exercise price of stock options issued under the plan. Action is being taken to eliminate the provision in the Company's stock option agreement permitting the exercise of stock options in a manner which results in such non-cash compensation expense.

     Interest income, net. Interest income increased from $161,000 in the first quarter of 1996, to $182,000 in the first quarter of 1997, due to higher cash balances and related investments.

     Income before provision for income taxes. During the first quarter of 1996, Perceptron had income before provision for income taxes of $1.2 million, representing 13.0% of net sales, as compared to income before provision for income taxes of $1.1 million, representing 11.0% of net sales, in the first quarter of 1997.

     Provision for income taxes. For the three months ended March 31, 1997, the Company recorded a $340,000 provision for income taxes, representing an estimated effective tax rate of 30%. This was consistent with the 1996 effective tax rate of 30%.

     Net income. During the first quarter of 1996, Perceptron had net income of $859,000 representing 9.0% of net sales, as compared to net income of $793,000 million representing 7.7% of net sales in the first quarter of 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents as of March 31, 1997 totaled $16.8 million, as compared with $14.7 million as of December 31, 1996. This increase was due primarily to net income recorded in the quarter and the collection of accounts receivable, partially offset by increased capital expenditures and payments of accounts payable and accrued compensation expense.

     The Company has unsecured credit facilities totaling $5.2 million U.S. and
1.0 million DM. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (8. 5% as of April 15, 1997); any borrowings to finance equipment purchases will bear interest at the bank's prime rate plus 1/2%. The credit facilities expire on May 31, 1997 unless canceled earlier by the Company or the bank. As of March 31, 1997, Perceptron had no short-term or long-term debt. The Company expects to renew these credit facilities.

     The Company's working capital increased to $36.4 million at March 31, 1997, from $36.1 million at December 31, 1996. Accounts receivable decreased from $22.5 million as of December 31, 1996 to $17.0 million as of March 31, 1997 primarily as a result of collections. The increase of approximately $0.4 million in inventory is due primarily to an increase in component parts inventory in preparation for the planned 1997 operating activity. The decrease of $4.7 million in current liabilities is due primarily to the payments of 1996 performance bonuses and payments on the new facility.

     During the first quarter of 1997, construction of the Company's new headquarters facility in Plymouth, Michigan was completed and the sale of the facility to the Company was consummated. This is reflected in the Property and Equipment portion of the Perceptron, Inc. and Subsidiary's Balance Sheet for the period ended March 31, 1997.

     The Company does not believe that inflation has had any significant impact on historical operations, and does not expect any significant near-term inflationary impact.

     The Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated 1997 cash flow requirements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, on March 13, 1996, a complaint was filed by Applied Scanning Technology, Inc. ("AST") naming the Company, Trident Systems, Inc. ("Trident") and Nanoose Systems Corporation ("Nanoose") as co-defendants in an action alleging patent infringement by the Company, Trident and Nanoose. In May 1997, this matter was settled with AST acknowledging that there was no infringement of the AST patents covered by the suit by the Company, Trident or Nanoose and agreeing to dismiss, with prejudice, all claims against the Company, Trident and Nanoose.

ITEM 2. CHANGES IN SECURITIES

     On February 3, 1997, the Company consummated the acquisition of Autospect, Inc. ("Autospect") through the merger of a wholly-owned subsidiary of the Company with and into Autospect for aggregate consideration consisting of 387,093 shares of Common Stock of the Company (the "Merger"). Autospect, based in Ann Arbor, Michigan, designs, develops and manufactures information-based coatings inspection and defect detection systems primarily for use in the automotive industry. Common Stock of the Company was issued in the Merger pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended, to the seven shareholders of Autospect, five of whom were accredited investors and the remainder of whom, based on information provided by them to the Company, were believed by the Company to have such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the acquisition of the Common Stock of the Company. In connection with the Merger, the shareholders of Autospect received disclosure regarding the Company in accordance with Subsection (b) of Rule 502 of Regulation D ("Rule 502"). No form of general solicitation or advertising was used in connection with the issuance of the Common Stock of the Company to the shareholders of Autospect. The shares of Common stock of the Company received by the shareholders of Autospect in the Merger are subject to limitations on resale as required by Rule 502(d). The Company registered with the Securities and Exchange Commission for resale one-half of the shares of Common stock issued in the Merger and has agreed to also register one-half of the remainder of such shares on each of the first and second anniversaries of the closing of the Merger.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A)  Exhibits

                 10.39 First Amendment to Amended and
                       Restated 1992 Stock Option Plan



                 11.  Statement re:  computation of
                      earnings per share.


                 27.  Financial Data Schedule


            (K)  Reports on Form 8-K

                 The Company filed a Current Report on Form 8-K dated January 11, 1997 which disclosed information under Item 5 and contained condensed financial information.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PERCEPTRON, INC.
                                 (Registrant)



Date:  May 13, 1997              By:  /S/ Alfred A. Pease
                                      ------------------------------
                                      Alfred A. Pease, President
                                      and Chief Executive Officer


Date:  May 13, 1997              By:  /S/ John G. Zimmerman
                                      ------------------------------
                                      John G. Zimmerman
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)


Date:  May 13, 1997              By:  /S/ Paul J. Tripodi
                                      ------------------------------
                                      Paul J. Tripodi, Controller
                                      (Principal Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
-----------             -----------


10.39                   First Amendment to Amended and
                        Restated 1992 Stock Option Plan

11                      Statement Re: Computation of
                        earnings per share.

27                      Financial Data Schedule