Form 10-Q
period 1997-06-30
PERCEPTRON INC/MI
filed 1997-08-12
CIK 887226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.


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

     Yes   X                                            No
          ---                                               ---

The number of shares outstanding of each of the issuer's classes of common stock as of August 6, 1997 was:

Common Stock, $0.01 par value                       8,044,850
-----------------------------                  --------------------
         Class                                   Number of shares

                       PERCEPTRON, INC. AND SUBSIDIARIES


                                     INDEX


                         PART I. FINANCIAL INFORMATION

                                                                    Page
                                                                    ----
 ITEM I  Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 1997        3
         and December 31, 1996

         Condensed Consolidated Statements of Income - Three and
         Six Months Ended June 30, 1997 and 1996                      4

         Condensed Consolidated Statements of Cash Flows - Six
         Months Ended June 30, 1997 and 1996                          5

         Notes to Condensed Consolidated Financial Statements         6-8


 ITEM 2 Management's Discussion and Analysis of Financial Condition 8-12 and Results of Operations

 ITEM 3  Quantitative and Qualitative Disclosures About Market Risk   12


                           PART II. OTHER INFORMATION


 ITEM 2  Changes in Securities                                        13

 ITEM 4  Submission of Matters to a Vote of Security Holders          14

 ITEM 6  Exhibits and Reports on Form 8-K                             15



PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       PERCEPTRON, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                                         June 30,    December 31,
                                                                           1997         1996
                                                                        -----------  ------------
ASSETS

Current assets:
     Cash and cash equivalents                                           $16,473,000   $14,924,000
     Accounts receivable and other receivables,
      net of reserves of $175,000 and $108,000                            23,064,000    22,750,000
     Inventory, net of reserves of $895,000 and $860,000                   6,983,000     7,176,000
     Income tax receivables                                                        0     2,103,000
     Prepaid expenses and deferred tax asset                               2,362,000     2,500,000
                                                                         -----------  ------------

                      Total current assets                                48,882,000    49,453,000
                                                                         -----------  ------------

Property and equipment:
     Building and land                                                     5,983,000             0
     Machinery and equipment                                               6,400,000     4,986,000
     Furniture and fixtures                                                  480,000       376,000
     Leasehold improvements                                                   15,000        12,000
     Construction in progress                                                      0     6,202,000
                                                                         -----------  ------------
                                                                          12,878,000    11,576,000
     Less:  Accumulated depreciation and amortization                     (2,540,000)   (1,925,000)
                                                                         -----------  ------------
                      Net property and equipment                          10,338,000     9,651,000

Intangible assets, net                                                     1,890,000     2,352,000
                                                                         -----------  ------------

                      Total assets                                       $61,110,000   $61,456,000
                                                                         ===========  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Due to bank                                                                  $0      $980,000
     Accounts payable                                                      2,131,000     4,892,000
     Accrued payables                                                      6,906,000     6,223,000
     Accrued compensation and stock option expense                         1,387,000     2,914,000
                                                                         -----------  ------------

                      Total current liabilities                           10,424,000    15,009,000
                                                                         -----------  ------------

Shareholders' equity:
     Preferred Stock, no par value, 1,000,000 shares
      authorized, none issued                                                      0             0
     Common Stock, $.01 par value; 19,000,000 shares
       authorized, 8,031,000 and 7,950,000 issued and
       outstanding at June 30, 1997 and December 31, 1996,
       respectively                                                           80,000        80,000
     Cumulative translation adjustments                                   (2,138,000)     (929,000)
     Additional paid-in capital                                           40,327,000    39,560,000
     Retained earnings                                                    12,417,000     7,736,000
                                                                         -----------   -----------
                      Total shareholders' equity                          50,686,000    46,447,000
                                                                         -----------   -----------

                      Total liabilities and shareholders' equity         $61,110,000   $61,456,000
                                                                         ===========   ===========








  The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                     ------------------------------  ----------------------------
                                                           1997            1996           1997           1996
                                                     --------------  --------------  -------------  -------------
Net sales                                               $18,806,000     $13,823,000    $31,190,000    $23,940,000

Cost of sales                                             6,648,000       5,581,000     12,101,000      9,750,000
                                                     --------------  --------------  -------------  -------------

          Gross profit                                   12,158,000       8,242,000     19,089,000     14,190,000

Selling, general and administrative expense               4,495,000       3,234,000      8,069,000      6,389,000

Engineering, research and development expense             2,306,000       1,798,000      4,515,000      3,267,000

Non-cash stock compensation expense                               0       2,315,000              0      2,736,000
                                                     --------------  --------------  -------------  -------------

          Income from operations                          5,357,000         895,000      6,505,000      1,798,000

Interest income, net                                        250,000         173,000        430,000        333,000
                                                     --------------  --------------  -------------  -------------

          Income before provision for  income taxes       5,607,000       1,068,000      6,935,000      2,131,000
                                                     --------------  --------------  -------------  -------------

Provision for income taxes                                1,836,000         104,000      2,254,000        412,000
                                                     --------------  --------------  -------------  -------------

          Net income                                    $ 3,771,000     $   964,000    $ 4,681,000    $ 1,719,000
                                                     ==============  ==============  =============  =============

Net income per weighted average share                   $       .45     $       .12    $       .55    $       .21
                                                     ==============  ==============  =============  =============

Weighted average common and common
  equivalent shares                                       8,458,726       8,374,143      8,490,626      8,280,122
                                                     ==============  ==============  =============  =============





  The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                            Six Months Ended June 30,
                                                            -------------------------
                                                                1997         1996
                                                            -----------  -----------
Cash flows from operating activities:
  Net income                                                $ 4,681,000  $ 1,719,000
                                                            -----------  -----------

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
       Depreciation and amortization                          1,077,000      382,000
       Non-cash stock compensation expense                            0    2,736,000
       Changes in operating assets and liabilities:
           Accounts receivable                               (1,162,000)  (1,061,000)
           Inventory                                            193,000   (1,793,000)
           Prepaid expenses and other current assets          2,241,000      533,000
           Accounts payable                                  (2,761,000)    (900,000)
           Accrued expenses                                    (844,000)     124,000
                                                            -----------  -----------
               Total adjustments                             (1,256,000)      21,000
                                                            -----------  -----------
       Net cash provided by operating activities              3,425,000    1,740,000
                                                            -----------  -----------

Cash flows (used in) investing activities:
       Capital expenditures                                  (1,302,000)  (2,624,000)
                                                            -----------  -----------

Cash flows from financing activities:
       Principal payments under capital lease obligations             0      (25,000)
       Proceeds from issuance of short-term debt                      0      145,000
       Repayment of short-term debt                            (980,000)           0
       Proceeds from exercise of options and other              767,000    1,180,000
                                                            -----------  -----------

       Net cash provided (used in) by financing activities     (213,000)   1,300,000
                                                            -----------  -----------

Effect of exchange rates on cash and cash equivalents          (361,000)     (87,000)
                                                            -----------  -----------

       Net increase in cash and cash equivalents              1,549,000      329,000

       Cash and cash equivalents, beginning of year          14,924,000   15,442,000
                                                            -----------  -----------

       Cash and cash equivalents, end of period             $16,473,000  $15,771,000
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

                       PERCEPTRON, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  FINANCIAL STATEMENT PRESENTATION

     Information for the three and six months ended June 30, 1997 and 1996 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the management of Perceptron, Inc. ("Perceptron" or the "Company") considers necessary for fair presentation of financial position, results of operations and cash flows. In accordance with the instructions for the completion of the Quarterly Report on Form 10Q, certain information and footnote disclosures necessary to comply with generally accepted accounting principles have been condensed or omitted. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

     These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Current Report on Form 8-K filed July 21, 1997, which contain Perceptron's accounting principles and other footnote information. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

     The condensed consolidated financial statements of the Company have been prepared to give retroactive affect to the acquisitions by the Company of Autospect, Inc. ("Autospect"), which acquisition was consummated on February 3, 1997, and Trident Systems Inc. ("Trident") and Nanoose Systems Corporation ("Nanoose"), which acquisitions were consummated on April 30, 1997. These acquisitions are accounted for as a pooling of interests.

NOTE 2.  ACQUISITIONS

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

     On April 30, 1997, the Company consummated the acquisition of Trident Systems, Inc., ("Trident") through the merger of a wholly-owned subsidiary of the Company with and into Trident for aggregate consideration consisting of 219,962 shares of Common Stock of the Company. Trident, based in Atlanta, Georgia, is a full-service systems integrator for the solid woods sector of the forest and wood products industry, providing applications that address a wide spectrum of mill processes. Trident purchases TriCam and LASAR-based systems from the Company for integration into systems sold by Trident to the forest and wood products industry.

     On April 30, 1997, a wholly owned subsidiary of the Company acquired all of the outstanding stock of the shareholders of Nanoose Systems Corporation ("Nanoose") and an outstanding option to purchase Nanoose common stock and the Company delivered to the shareholders of the corporate shareholders of Nanoose and holder of the option to purchase Nanoose common stock 89,820 shares of Common Stock of the Company (the "Purchase"). Nanoose, based in British Columbia, Canada, is a software design and engineering company, specializing in industrial scanning and optimization systems. Optimization software written by Nanoose is an important element of the systems sold by Trident to the forest and wood products industry.

     Net sales and net income for the acquired companies and Perceptron for the periods proceeding the acquisitions were as follows:


                                         Three Months Ended          Six Months Ended
                                           March 31, 1997              June 30, 1996
                                    Net Sales     Net Income      Net Sales     Net Income
                                    ----------------------------  -------------------------
Perceptron, as previously reported       10,330         793          20,725       1,516
Trident and Nanoose                       2,324         118           3,370         248
Autospect                                                             1,243          58
Consolidation adjustments                  (270)        (21)         (1,398)       (103)
                                    -----------     -------       ---------    --------

         Combined                        12,384         890          23,940       1,719
                                    ===========     =======       =========    ========


NOTE 3.  INVENTORY

     Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first in, first out (FIFO) method. Inventory, net of reserves, is comprised of the following:


                             June 30,  December 31,
                               1997        1996
                           ----------  ------------
Component parts.........   $4,830,000    $4,627,000
Work in process.........    1,505,000     1,829,000
Finished goods .........      648,000       720,000
                           ----------  ------------
      Total ............   $6,983,000    $7,176,000
                           ==========  ============




NOTE 4.  NET INCOME PER SHARE

     Net income per common and common equivalent share is calculated based upon the weighted average number of shares of Common Stock outstanding, adjusted for the dilutive effect of stock options and warrants, using the treasury stock method.

     Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", was issued in February 1997. Adoption of SFAS 128, effective for the year ending after December 31, 1997, is not expected to have a significant effect on reported earnings.

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

     On March 13, 1996, a complaint was filed naming the Company as a defendant, along with Trident and Nanoose in an action which alleged that the Company's TriCam sensor violated a patent held by the plaintiff and which sought preliminary and permanent injunctions and damages. In May 1997, this matter was settled with Applied Scanning Technology Inc. ("AST") acknowledging that there was no infringement of the AST patents covered by the suit by the Company, Trident or Nanoose and agreeing to dismiss, with prejudice, all claims against the Company, Trident and Nanoose.

NOTE 6.  CREDIT FACILITIES

     The Company has unsecured bank credit facilities of $5.0 million US and
1.0 million DM, which may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs or equipment purchases will bear interest at the bank's prime rate (8.5% as of August 10, 1997). In June 1997, the Company renewed these credit facilities through May 31, 1998. At June 30, 1997, there were no borrowings against these facilities.

NOTE 7.  FOREIGN EXCHANGE CONTRACTS

     The Company uses, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At June 30, 1997, the Company had no forward contracts outstanding.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     Net Sales. The Company's net sales increased by 36% from $13.8 million in the second quarter of 1996 to $18.8 million in the second quarter of 1997. The increase of $5.0 million in net sales is primarily attributable to increased sales to automotive customers, up by $4.6 million from the same quarter last year. Domestic automotive sales for the second quarter of 1997 were $10.9 million, up $2.8 million over 1996, and international automotive sales were $5.5 million, up $1.8 million over 1996. Non-automotive sales were up by $0.4 million for the second quarter of 1997 versus 1996, at $2.4 million for the second quarter of 1997 compared to $2.0 million for 1996.

     New order bookings during the second quarter of 1997 totaled $10.5 million compared to $19.6 million in the second quarter of 1996. The decrease of $9.1 million is attributable to the timing of orders from automotive customers, down by $10.2 million on a comparative basis. Domestic automotive bookings were $5.7 million for the second quarter of 1997 versus $13.8 million in 1996. International automotive bookings were $2.1 million for the second quarter of 1997 versus $4.2 million for 1996. Non-automotive bookings were $2.7 million for the second quarter of 1997 versus $1.6 million for the second quarter of 1996.

     New order bookings are dependent on the timing of customer re-tooling programs, and accordingly may vary significantly from month to month. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.

     Backlog at June 30, 1997 totaled $20.9 million, compared to $24.0 million at December 31, 1996. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in backlog by December 31, 1997.

     Gross profit. Gross profit increased from $8.2 million in the second quarter of 1996 to $12.2 million in the second quarter of 1997. Gross profit as a percentage of net sales increased from 59.6% in the second quarter of 1996 to 64.6% in the second quarter of 1997, due primarily to the higher volume produced in the quarter.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased from $3.2 million in the second quarter of 1996 to $4.5 million in the second quarter of 1997. This change is principally due to increased personnel and related expenses to support the planned 1997 operating activity and, to a lesser extent, costs associated with the recent acquisitions. As a percentage of sales, selling, general and administrative expenses increased from 23.4% in the second quarter of 1996, to 23.9% in the second quarter of 1997.

     Engineering, research and development expense. Engineering, research and development expenses increased from $1.8 million in the second quarter of 1996, to $2.3 million in the second quarter of 1997, due primarily to increased personnel. The Company's new engineering personnel are principally involved in new product development efforts and were hired in anticipation of higher sales volumes in 1997. As a percentage of net sales, research and development expense decreased from 13.0% in the second quarter of 1996 to 12.3% in the second quarter of 1997.

     Non-cash stock compensation expense. During the second quarter of 1996, the Company recorded non-cash compensation expense reflecting the use by some participants in the Company's stock option plan of Perceptron stock options to pay the exercise price of stock options issued under the plan. This expense totaled $2.3 million in the second quarter of 1996.

     Interest income, net. Interest income increased from $173,000 in the second quarter of 1996, to $250,000 in the second quarter of 1997, due to higher cash balances and related investments.

     Income before provision for income taxes. During the second quarter of 1996, Perceptron had income before provision for income taxes of $1.1 million, representing 7.7% of net sales, as compared to income before provision for income taxes of $5.6 million, representing 29.8% of net sales, in the second quarter of 1997.

     Provision for income taxes. For the three months ended June 30, 1997, the Company recorded a $1.8 provision for income taxes, representing an estimated effective tax rate of 32.5%. This was up from the 1996 effective tax rate of 30%. This compares to a provision for income taxes of $0.1 million in 1996.

     Net income. During the second quarter of 1996, Perceptron had net income of $1.0 million representing 7.0% of net sales, as compared to net income of $3.8 million representing 20.1% of net sales in the second quarter of 1997.

                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Net Sales. The Company's net sales increased by 30% from $23.9 million in the first half of 1996 to $31.2 million in the first half of 1997. The increase of $7.3 million is primarily attributable to increased sales to automotive customers, up $5.8 million, from $20.6 million in 1996 to $26.4 million in 1997. Domestic automotive sales were up $2.9 million, from $15.6 million in the six month period for 1996 to $18.5 million for the comparable period in 1997, and international automotive sales were also up $2.9 million, from $5.0 million in the first six months of 1996 to $7.9 million for the first six months of 1997.

     Non-automotive sales were up $1.5 million, from $3.3 million for the first six months of 1996, to $4.8 million for 1997.

     New order bookings during the first six months totaled $28.9 million for 1997, down from the $30.3 million for 1996. The decrease of $1.4 million is mainly attributable to the timing of orders from automotive customers, down $1.5 million from $26.7 million in the first six months of 1996 to $25.2 million for the first six months of 1997. Domestic automotive bookings were down $0.7 million, from $19.0 million in the first six months of 1996 to $18.3 million in the first six months of 1997, and international automotive bookings were down $0.8 million, from $7.7 million in the first six months of 1996 to $6.9 million in the first six months of 1997.

     Non-automotive bookings were even at $3.7 million for the six months of 1996 and 1997.

     Gross Profit. Gross profit increased by $4.9 million for the six month period, from $14.2 million for 1996 to $19.1 million for 1997. Gross profit as a percentage of net sales increased from 59.3% for the first six months of 1996 to 61.2% for 1997, primarily as a result of the higher volumes for 1997. Additionally, gross profit as a percentage of net sales in 1996 had been adversely affected by the lower gross profit percentage associated with one specific sale by the Company of a new product which was integrated into equipment acquired from an original equipment manufacturer and sold as a complete system.

     Selling, general and administrative expenses. Selling, general, and administrative expenses increased by $1.7 million, from $6.4 million for the first six months of 1996 to $8.1 million for 1997. This change is primarily due to increased personnel and related expenses to support the 1997 planned operating activity and, to a lesser extent, costs associated with the recent acquisitions. As a percentage of sales, SG&A expenses decreased from 26.7% in the six month period 1996 to 25.9% for 1997.

     Engineering, research and development expense. Engineering, research and development expenses increased by $1.2 million, from $3.3 million in the six month period of 1996 to $4.5 million during 1997, due primarily to increased personnel. As a percentage of net sales, research and development expenses increased from 13.6% in the first six months of 1996 to 14.5% in 1997.

     Non-cash stock compensation expense. During 1996, the Company recorded non-cash compensation expense reflecting the use by some participants in the Company's stock option plan of Perceptron stock options to pay the exercise price of stock options issued under the plan. This expense totaled $2.7 million in the six month period of 1996.

     Interest income, net. Interest income increased from $333,000 in the six month period of 1996 to $430,000 in 1997 due to higher cash balances and related investments.

     Income before provision for income taxes. During the first half of 1996, Perceptron had income before provision for income taxes of $2.1 million, or 8.9% of net sales, as compared to $6.9 million in the comparable period of 1997, or 22.2% of net sales.

     Provision for income taxes. For the six months ended June 30, 1997, the Company recorded a $2.3 million provision for income taxes, representing an estimated effective tax of 32.5%. This compares to a provision for income taxes of $0.4 million in 1996.

     Net income. During the first six months of 1996, Perceptron had net income of $1.7 million, or 7.2% of net sales, as compared to $4.7 million in the comparable period of 1997, or 15.0% of net sales.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents as of June 30, 1997 totaled $16.5 million, as compared with $14.9 million as of December 31, 1996. This increase was due primarily to net income recorded in the six months and the collection of income tax receivables, partially offset by capital expenditures and payments of accounts payable, accrued compensation expense, and repayment of bank lines of the newly acquired subsidiaries.

     At June 30, 1997 the Company has unsecured credit facilities totaling $5.0 million U.S. and 1.0 million DM. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs or equipment purchases will bear interest at the bank's prime rate (8. 5% as of August 10, 1997). The credit facilities were recently renewed, and expire on May 31, 1998 unless canceled earlier by the Company or the bank. As of June 30, 1997, Perceptron had no short-term or long-term debt.

     The Company's working capital increased to $38.5 million at June 30, 1997, from $34.4 million at December 31, 1996. Accounts receivable increased from $22.7 million as of December 31, 1996 to $23.1 million as of June 30, 1997 primarily as a result of new sales. The decrease of approximately $0.2 million in inventory is due primarily to the higher volume delivered in the quarter. The decrease of $4.6 million in current liabilities is due primarily to the payments of 1996 performance bonuses and payments on the new facility.

     During the first quarter of 1997, construction of the Company's new headquarters facility in Plymouth, Michigan was completed and the sale of the facility to the Company was consummated. This is reflected in the Property and Equipment portion of the Perceptron, Inc. and Subsidiary's Balance Sheet for the period ended June 30, 1997.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

     On April 30, 1997, the Company consummated the acquisition of Trident Systems, Inc., ("Trident") through the merger of a wholly-owned subsidiary of the Company with and into Trident for aggregate consideration consisting of 219,962 shares of Common Stock of the Company (the "Merger"). Trident, based in Atlanta, Georgia, is a full-service systems integrator for the solid woods sector of the forest and wood products industry, providing applications that address a wide spectrum of mill processes. Trident purchases TriCam and LASAR-based systems from the Company for integration into systems sold by Trident to the forest and wood products industry. Common Stock of the Company was issued in the Merger pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, to the three shareholders of Trident, all of whom were accredited investors. In connection with the Merger, the shareholders of Trident received disclosure regarding the Company in accordance with Subsection (b) of Rule 502 of Regulation D ("Rule 502"). No form of general solicitation or advertising was used in connection with the issuance of the Common Stock of the Company to the shareholders of Trident. The shares of Common Stock of the Company received by the shareholders of Trident in the Merger are subject to limitations on resale as required by Rule 502(d). The Company registered with the Securities and Exchange Commission for resale 54% of the shares of Common Stock issued in the Merger and has agreed to also register one-half of the remainder of such shares on each of the first and second anniversaries of the closing of the Merger.

     On April 30, 1997, a wholly owned subsidiary of the Company acquired all of the outstanding stock of the shareholders of Nanoose Systems Corporation ("Nanoose") and an outstanding option to purchase Nanoose common stock and the Sellers (as defined below) received from the Company 89,820 shares of Common Stock of the Company (the "Purchase"). Nanoose, based in British Columbia, Canada, is a software design and engineering company, specializing in industrial scanning and optimization systems. Optimization software written by Nanoose is an important element of the systems sold by Trident to the forest and wood products industry. This software accepts scanner information from the Company's TriCam and LASAR systems. The shareholders of the corporate shareholders of Nanoose and the holder of the option to purchase Nanoose common stock are referred to herein as the "Sellers". Common Stock of the Company was issued in the Purchase pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, to the three Sellers, two of whom were accredited investors and the other one of whom, based on information provided by him to the Company, was believed by the Company to have such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the acquisition of the Common Stock of the Company. In connection with the Purchase, the Sellers received disclosure regarding the Company in accordance with Subsection (b) of Rule 502. No form of general solicitation or advertising was used in connection with the issuance of the Common Stock of the Company to the Sellers. The shares of Common Stock of the Company received by the Sellers in the Purchase are subject to limitations on resale as required by Rule 502(d). The Company registered with the Securities and Exchange Commission for resale 54% of the shares of Common Stock issued in the Purchase and has agreed to also register one-half of the remainder of such shares on each of the first and second anniversaries of the closing of the Purchase.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on June 20, 1997 at which the following action was taken:

1. The Shareholders elected the following persons as the Company's Board of Directors, and the results of the vote on this matter were as follows:


                                                             Broker
          Name                 For      Against  Abstained  Non-Votes
          -----------------  ---------  -------  ---------  ---------
          David J. Beattie   6,200,108  135,856          0          -
          Philip J. DeCocco  6,198,740  137,224          0          -
          Robert S. Oswald   6,200,457  135,507          0          -
          Alfred A. Pease    6,200,757  135,207          0          -
          Harry T. Rein      6,200,757  135,207          0          -
          Louis R. Ross      6,200,757  135,207          0          -
          Terryll R. Smith   6,198,440  137,524          0          -



2. The Shareholders approved an amendment to the 1992 Stock Option Plan to increase the shares of Common Stock available for grant under such plan by 300,000 shares. As to this proposal, 5,722,347 shares voted "for", 567,519 shares voted "against", 46,098 shares "abstained", and 0 were broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (A)  Exhibits

                 4.4  Credit Authorization Agreement dated
                      June 25, 1997, between Perceptron, Inc., and NBD Bank and Related Master Demand Business Loan Note.

                      Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of the Company or its subsidiaries have not been filed because
                      (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10% of the Company's consolidated assets, and (ii) the Company hereby agrees that it will furnish such instruments notes and extracts to the Securities and Exchange Commission upon its request.

                 11.  Statement re:  computation of earnings
                      per share.

                 27. Financial Data Schedule


           (B)  Reports on Form 8-K

                 The Company filed a Current Report on Form 8-K dated April 25, 1997 which disclosed information under Item 5 and contained condensed financial information.

                 The Company filed a Current Report on Form 8-K dated May 6, 1997, which disclosed information under Item 5.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PERCEPTRON, INC.
                                        (Registrant)


Date: August 11, 1997                           By: /S/ Alfred A. Pease
                                                    ---------------------------
                                                Alfred A. Pease, President
                                                and Chief Executive Officer


Date: August 11, 1997                           By: /S/ John G. Zimmerman
                                                    ---------------------------
                                                John G. Zimmerman
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


Date: August 11, 1997                           By: /S/ Paul J. Tripodi
                                                    ---------------------------
                                                Paul J. Tripodi, Controller
                                                (Principal Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
    4.4                         Credit Authorization Agreement dated June 25,
                                1997, between Perceptron, Inc., and NBD Bank
                                and Related Master Demand Business Loan Note.

    11. Statement re: computation of earnings per share.

    27.                         Financial Data Schedule
