Form 10-Q
period 1997-09-30
PERCEPTRON INC/MI
filed 1997-11-13
CIK 887226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.


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

     Yes   X                                                         No
          ---                                                            ---

The number of shares outstanding of each of the issuer's classes of common stock as of November 7, 1997 was:


Common Stock, $0.01 par value                                    8,183,186
-----------------------------                                -------------------
           Class                                               Number of shares

                       PERCEPTRON, INC. AND SUBSIDIARIES


                                     INDEX


                         PART I. FINANCIAL INFORMATION


                                                                          Page

ITEM I  Financial Statements

        Condensed Consolidated Balance Sheets - September 30,
        1997 and December 31, 1996                                          3

        Condensed Consolidated Statements of Income - Three and
        Nine Months Ended September 30, 1997 and 1996                       4

        Condensed Consolidated Statements of Cash Flows - Nine
        Months Ended September 30, 1997 and 1996                            5

        Notes to Condensed Consolidated Financial Statements                6-8


ITEM 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           8-13

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk          13


                           PART II. OTHER INFORMATION


ITEM 6  Exhibits and Reports on Form 8-K                                     14

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS


                       PERCEPTRON, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                                                 September 30,                December 31,
                                                                                      1997                        1996
                                                                                 -------------                ------------
ASSETS

Current assets:
    Cash and cash equivalents                                                     $ 19,146,000                $ 14,924,000
    Accounts receivable and other receivables,
     net of reserves of $175,000 and $108,000                                       23,127,000                  22,750,000
    Inventory, net of reserves of $895,000 and $860,000                              7,393,000                   7,176,000
    Income tax receivables                                                                   0                   2,103,000
    Prepaid expenses and deferred tax asset                                          3,205,000                   2,500,000
                                                                                  ------------                ------------

                     Total current assets                                           52,871,000                  49,453,000
                                                                                  ------------                ------------

Property and equipment:
    Building and land                                                                5,983,000                           0
    Machinery and equipment                                                          6,745,000                   4,986,000
    Furniture and fixtures                                                             481,000                     376,000
    Leasehold improvements                                                              17,000                      12,000
    Construction in progress                                                                 0                   6,202,000
                                                                                  ------------                ------------
                                                                                    13,226,000                  11,576,000
    Less:  Accumulated depreciation and amortization                                (2,972,000)                 (1,925,000)
                                                                                  ------------                ------------
                     Net property and equipment                                     10,254,000                   9,651,000

Intangible assets, net                                                               1,773,000                   2,352,000
                                                                                  ------------                ------------

                     Total assets                                                 $ 64,898,000                $ 61,456,000
                                                                                  ============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Due to bank                                                                   $          0                    $980,000
    Accounts payable                                                                 2,860,000                   4,892,000
    Accrued payables                                                                 5,973,000                   6,223,000
    Accrued compensation and stock option expense                                    1,993,000                   2,914,000
                                                                                  ------------                ------------

                     Total current liabilities                                      10,826,000                  15,009,000
                                                                                  ------------                ------------

Shareholders' equity:
    Preferred Stock, no par value, 1,000,000 shares
      authorized, none issued                                                                0                           0
    Common Stock, $.01 par value; 19,000,000 shares
       authorized, 8,144,000 and 7,950,000 issued and
       outstanding at September 30, 1997 and December 31, 1996,
       respectively
    Cumulative translation adjustments                                                  81,000                      80,000
    Additional paid-in capital                                                      (2,256,000)                   (929,000)
    Retained earnings                                                               41,051,000                  39,560,000
                                                                                    15,196,000                   7,736,000
                                                                                  ------------                ------------
                     Total shareholders' equity                                     54,072,000                  46,447,000
                                                                                  ------------                ------------

                     Total liabilities and shareholders' equity                   $ 64,898,000                $ 61,456,000
                                                                                  ============                ============








  The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                     Three Months Ended September 30,            Nine Months Ended September 30,
                                                    ----------------------------------         ----------------------------------

                                                          1997              1996                     1997              1996
                                                    ----------------  ----------------         ----------------  ----------------

Net sales                                               $ 16,255,000       $15,008,000              $47,445,000       $38,948,000

Cost of sales                                              6,250,000         5,618,000               18,351,000        15,368,000
                                                        ------------       -----------              -----------       -----------

         Gross profit                                     10,005,000         9,390,000               29,094,000        23,580,000

Selling, general and administrative expense                3,890,000         4,523,000               11,959,000        10,912,000

Engineering, research and development expense              2,229,000         1,982,000                6,744,000         5,249,000

Non-cash stock compensation expense                                0           466,000                        0         3,202,000
                                                        ------------       -----------              -----------       -----------

         Income from operations                            3,886,000         2,419,000               10,391,000         4,217,000

Interest income, net                                         231,000           245,000                  661,000           578,000
                                                        ------------       -----------              -----------       -----------

         Income before provision for  income taxes         4,117,000         2,664,000               11,052,000         4,795,000
                                                        ------------       -----------              -----------       -----------

Provision for income taxes                                 1,338,000         1,123,000                3,592,000         1,535,000
                                                        ------------       -----------              -----------       -----------

         Net income                                     $  2,779,000       $ 1,541,000              $ 7,460,000       $ 3,260,000
                                                        ============       ===========              ===========       ===========

Net income per weighted average share                   $        .33       $       .18                     $.88              $.39
                                                        ============       ===========              ===========       ===========

Weighted average common and common
  equivalent shares                                        8,472,991         8,376,440                8,490,919         8,297,290
                                                        ============       ===========              ===========       ===========





  The accompanying notes are an integral part of the condensed consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         Nine Months Ended September 30,
                                                                                ------------------------------------------------

                                                                                    1997                                 1996
                                                                                -----------                          -----------

Cash flows from operating activities:
  Net income                                                                    $ 7,460,000                          $ 3,260,000
                                                                                -----------                          -----------

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
      Depreciation and amortization                                               1,626,000                              702,000
      Non-cash stock compensation expense                                                 0                            3,202,000
      Changes in operating assets and liabilities:
          Accounts receivable                                                    (1,302,000)                          (3,913,000)
          Inventory                                                                (217,000)                          (2,954,000)
          Prepaid expenses and other current assets                               1,398,000                              662,000
          Accounts payable                                                       (2,032,000)                            (339,000)
          Accrued expenses                                                       (1,171,000)                           2,295,000
                                                                                -----------                          -----------
               Total adjustments                                                 (1,698,000)                            (345,000)
                                                                                -----------                          -----------
      Net cash provided by operating activities                                   5,762,000                            2,915,000
                                                                                -----------                          -----------

Cash flows (used in) investing activities:
      Capital expenditures                                                       (1,650,000)                          (5,142,000)
                                                                                -----------                          -----------

Cash flows from financing activities:
      Principal payments under capital lease obligations                                  0                              (34,000)
      Proceeds from issuance of short-term debt                                           0                              425,000
      Repayment of short-term debt                                                 (980,000)                                   0
      Proceeds from exercise of options and other                                 1,492,000                            2,149,000
                                                                                -----------                          -----------

      Net cash provided (used in) by financing activities                           512,000                            2,540,000
                                                                                -----------                          -----------

Effect of exchange rates on cash and cash equivalents                              (402,000)                            (103,000)
                                                                                -----------                          -----------

      Net increase in cash and cash equivalents                                   4,222,000                              210,000

      Cash and cash equivalents, beginning of year                               14,924,000                           15,442,000
                                                                                -----------                          -----------

      Cash and cash equivalents, end of period                                  $19,146,000                          $15,652,000
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

                       PERCEPTRON, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  FINANCIAL STATEMENT PRESENTATION

     Information for the three and nine months ended September 30, 1997 and 1996 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the management of Perceptron, Inc. ("Perceptron" or the "Company") considers necessary for fair presentation of financial position, results of operations and cash flows. In accordance with the instructions for the completion of the Quarterly Report on Form 10Q, certain information and footnote disclosures necessary to comply with generally accepted accounting principles have been condensed or omitted. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

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

     The condensed consolidated financial statements of the Company have been prepared to give retroactive affect to the acquisitions by the Company of Autospect, Inc. ("Autospect"), which acquisition was consummated on February 3, 1997, and Trident Systems Inc. ("Trident") and Nanoose Systems Corporation ("Nanoose"), which acquisitions were consummated on April 30, 1997. These acquisitions are accounted for as poolings of interest.

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

     On April 30, 1997, a wholly owned subsidiary of the Company acquired all of the outstanding stock of the shareholders of Nanoose Systems Corp. ("Nanoose") and an outstanding option to purchase Nanoose common stock and the Company delivered to the shareholders of the corporate shareholders of Nanoose and holder of the options to purchase Nanoose Common

Stock 89,820 shares of Common Stock of the Company (the "Purchase"). Nanoose, based in British Columbia, Canada, is a software design and engineering company, specializing in industrial scanning and optimization systems. Optimization software written by Nanoose is an important element of the systems sold by Trident to the forest and wood products industry.

     Net sales and net income for the acquired companies and Perceptron for periods proceeding the acquisitions were as follows:


                                                 Three Months Ended                            Nine Months Ended
                                                 September 30, 1996                            September 30, 1996
                                              Net Sales      Net Income                     Net Sales      Net Income
                                              -------------------------                     -------------------------
Perceptron, as previously reported              12,856          2,487                         33,581          4,003
Trident and Nanoose                              1,536         (1,105)                         4,906           (857)
Autospect                                          989            107                          2,232            165
Consolidation adjustments                         (373)            52                         (1,771)           (51)
                                              --------      ---------                      ---------       --------

         Combined                               15,008          1,541                         38,948          3,260
                                              ========      =========                      =========       ========


NOTE 3.  INVENTORY

     Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first in, first out (FIFO) method. Inventory, net of reserves, is comprised of the following:


                                                               September 30,              December 31,
                                                                   1997                       1996
                                                               -------------              ------------
Component parts     ...........................                $ 5,079,000                $ 4,627,000
Work in process     ...........................                  1,498,000                  1,829,000
Finished goods      ...........................                    816,000                $   720,000
                                                               -----------                -----------
                    Total......................                $ 7,393,000                $ 7,176,000
                                                               ===========                ===========


NOTE 4.  NET INCOME PER SHARE

     Net income per common and common equivalent share is calculated based upon the weighted average number of shares of Common Stock outstanding, adjusted for the dilutive effect of stock options and warrants, using the treasury stock method.

     Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", was issued in February 1997. Adoption of SFAS 128, effective for years ending after December 31, 1997, is not expected to have a significant effect on reported earnings.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

     The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than the indemnification matter discussed in the following paragraph.

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

NOTE 6.  CREDIT FACILITIES

     The Company has unsecured bank credit facilities of $5.0 million US and
1.0 million DM, which may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs or equipment purchases will bear interest at the bank's prime rate (8.5% as of November 10, 1997). In June 1997, the Company renewed these credit facilities through May 31, 1998. At September 30, 1997, there were no borrowings against these facilities.

NOTE 7.  FOREIGN EXCHANGE CONTRACTS

     The Company uses, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At September 30, 1997, the Company had no forward contracts outstanding.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Net Sales. The Company's net sales increased by 8% from $15.0 million in the third quarter of 1996 to $16.3 million in the third quarter of 1997. The increase of $1.3 million in net sales is primarily attributable to increased sales to automotive customers, up by $1.1 million from the same quarter last year. Domestic automotive sales for the third quarter of 1997 were $8.9 million, up $1.1 million over 1996, and international automotive sales were $5.7 million, even with 1996. Non-automotive sales were up by $0.2 million for the third quarter of 1997 versus 1996, at $1.7 million for the third quarter of 1997 compared to $1.5 million for 1996.

     New order bookings during the third quarter of 1997 totaled $15.6 million compared to $10.4 million in the third quarter of 1996. The increase of $5.2 million is attributable to the timing of orders from automotive customers, up by $4.7 million on a comparative basis. Domestic automotive bookings were $9.3 million for the third quarter of 1997 versus $6.9 million in 1996. International automotive bookings were $4.5 million for the third quarter of 1997 versus $2.2 million for 1996.

     Non-automotive bookings were $1.8 million for the third quarter of 1997 versus $1.3 million for the third quarter of 1996.

     New order bookings are dependent on the timing of customer re-tooling programs, and accordingly may vary significantly from month to month. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.

     Backlog at September 30, 1997 totaled $20.4 million, compared to $24.0 million at December 31, 1996. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company

     Gross profit. Gross profit increased from $9.4 million in the third quarter of 1996 to $10.0 million in the third quarter of 1997. Gross profit as a percentage of net sales decreased from 62.6% in the third quarter of 1996 to 61.6% in the third quarter of 1997, due primarily to normal variability in product mix produced in the quarter.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $4.5 million in the third quarter of 1996 to $3.9 million in the third quarter of 1997. As a percentage of sales, selling, general and administrative expenses were 23.9% in the third quarter of 1997, as compared to 30.1% in the third quarter of 1996. These changes are principally due to a non-recurring charge related to a special compensation program accrued in 1996 at one of the acquired companies, partially offset by increased personnel and related expense to support the 1997 operating activity.

     Engineering, research and development expense. Engineering, research and development expenses increased from $2.0 million in the third quarter of 1996, to $2.2 million in the third quarter of 1997, due primarily to increased investment in future product and development efforts. The Company's new engineering personnel are principally involved in new product development efforts and were hired in anticipation of higher sales volumes in 1997. As a percentage of net sales, research and development expense increased from 13.2% in the third quarter of 1996 to 13.7% in the third quarter of 1997.

     Non-cash stock compensation expense. During the third quarter of 1996, the Company recorded non-cash compensation expense reflecting the use by some participants in the Company's stock option plan of Perceptron stock options to pay the exercise price of stock options issued under the plan. This expense totaled $0.5 million in the third quarter of 1996.

     Interest income, net. Interest income decreased from $245,000 in the third quarter of 1996, to $231,000 in the third quarter of 1997.

     Income before provision for income taxes. During the third quarter of 1996, Perceptron had income before provision for income taxes of $2.7 million, representing 17.8% of net sales, as compared to income before provision for income taxes of $4.1 million, representing 25.3% of net sales in the third quarter of 1997.

     Provision for income taxes. For the three months ended September 30, 1997, the Company recorded a $1.3 provision for income taxes, representing an estimated effective tax rate of 32.5%. This compares with a full year 1996 effective tax rate of 30%.

     Net income. During the third quarter of 1996, Perceptron had net income of $1.5 million representing 10.3% of net sales, as compared to net income of $2.8 million representing 17.1% of net sales in the third quarter of 1997.

                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Net Sales. The Company's net sales increased by 22% from $38.9 million in the first nine months of 1996 to $47.4 million in the first nine months of 1997. The increase of $8.5 million is primarily attributable to increased sales to automotive customers, up $6.9 million, from $34.0 million in 1996 to $40.9 million in 1997. Domestic automotive sales were up $4.1 million, from $23.4 million in the nine month period for 1996 to $27.5 million for the comparable period in 1997, and international automotive sales were up $2.8 million, from $10.6 million in the first nine months of 1996 to $13.4 million for the first nine months of 1997.

     Non-automotive sales were up $1.6 million, from $4.9 million for the first nine months of 1996, to $6.5 million for 1997.

     New order bookings during the first nine months totaled $44.7 million for 1997, up from the $40.7 million for 1996. The increase of $4.0 million is mainly attributable to the timing of orders from automotive customers, up $3.3 million, from $35.8 million in the first nine months of 1996 to $39.1 million for the first nine months of 1997. Domestic automotive bookings were up $1.8 million, from $25.9 million in the first nine months of 1996 to $27.7 million in the first nine months of 1997, and international automotive bookings were up $1.5 million, from $9.9 million in the first nine months of 1996 to $11.4 million in the first nine months of 1997.

     Non-automotive bookings were up $0.7 million, from $4.9 million for the nine months of 1996 to $5.6 million for the comparable period of 1997.

     Gross Profit. Gross profit increased by $5.5 million for the nine month period, from $23.6 million for 1996 to $29.1 million for 1997. Gross profit as a percentage of net sales increased from 60.5% for the first nine months of 1996 to 61.3% for 1997, primarily as a result of the higher sales volumes for 1997. Additionally, gross profit as a percentage of net sales in 1996 had been adversely affected by the lower gross profit percentage associated with one specific sale by the Company of a new product which was integrated into equipment acquired from an original equipment manufacturer and sold as a complete system.

     Selling, general and administrative expenses. Selling, general, and administrative expenses increased by $1.1 million, from $10.9 million for the first nine months of 1996 to $12.0 million for 1997. This change is primarily due to increased personnel and related expenses to support the 1997 planned operating activity and, to a lesser extent, costs associated with the recent acquisitions. Additionally, 1996 expenses included a non-recurring charge related to a special compensation program at one of the acquired companies. As a percentage of sales, SG&A expenses decreased from 28.0% in the nine month period of 1996 to 25.2% for 1997. This decrease was principally due to the non-recurring charge taken in 1996, and to a lesser extent, the increase in net sales during 1997.

     Engineering, research and development expense. Engineering, research and development expenses increased by $1.5 million, from $5.2 million in the nine month period of 1996 to $6.7 million during 1997, due primarily to the investment in future product and development efforts. As a percentage of net sales, research and development expenses increased from 13.5% in the first nine months of 1996 to 14.2% in 1997.

     Non-cash stock compensation expense. During 1996, the Company recorded non-cash compensation expense reflecting the use by some participants in the Company's stock option plan of Perceptron stock options to pay the exercise price of stock options issued under the plan. This expense totaled $3.2 million in the nine month period of 1996.

     Interest income, net. Interest income increased from $578,000 in the nine month period of 1996 to $661,000 in 1997 due to higher cash balances and related investments.

     Income before provision for income taxes. During the first nine months of 1996, Perceptron had income before provision for income taxes of $4.8 million, or 12.3% of net sales, as compared to $11.1 million in the comparable period of 1997, or 23.3% of net sales.

     Provision for income taxes. For the nine months ended September 30, 1997, the Company recorded a $3.6 million provision for income taxes, representing an estimated effective tax of 32.5%. This compares to an effective rate for the full year 1996 of 30%.

     Net income. During the first nine months of 1996, Perceptron had net income of $3.3 million, or 8.4% of net sales, as compared to $7.5 million in the comparable period of 1997, or 15.7% of net sales.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents as of September 30, 1997 totaled $19.1 million, as compared with $14.9 million as of December 31, 1996. This increase was due primarily to income recorded in the nine months, partially offset by changes in operating assets and liabilities.

     At September 30, 1997 the Company has unsecured credit facilities totaling $5.0 million U.S. and 1.0 million DM. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs or equipment purchases will bear interest at the bank's prime rate (8. 5% as of November 10, 1997). The credit facilities were recently renewed, and expire on May 31, 1998 unless canceled earlier by the Company or the bank. As of September 30, 1997, Perceptron had no short-term or long-term debt.

     The Company's working capital increased to $42.0 million at September 30, 1997, from $34.4 million at December 31, 1996. Accounts receivable increased from $22.7 million as of December 31, 1996 to $23.1 million as of September 30, 1997 primarily as a result of new sales. The increase of approximately $0.2 million in inventory is due primarily to volumes planned to be delivered in the fourth quarter of 1997. The decrease of $4.2 million in current liabilities is due primarily to the payments of 1996 performance bonuses and payments on the new facility discussed below.

     During the first quarter of 1997, construction of the Company's new headquarters facility in Plymouth, Michigan was completed and the sale of the facility to the Company was consummated. This is reflected in the Property and Equipment portion of the Perceptron, Inc. and Subsidiary's Condensed Consolidated Balance Sheet for the period ended September 30, 1997.

     The Company does not believe that inflation has had any significant impact on historical operations, and does not expect any significant near-term inflationary impact.

     The Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated 1997 cash flow requirements.

     The Company recently announced that it anticipates record results for 1997. It also announced that (i) two large forest products orders that were anticipated to be received and delivered in the fourth quarter of 1997 are now expected to be delivered in 1998; (ii) some paint inspection equipment orders expected to be received and delivered in 1997 are now expected to be delivered in 1998; and (iii) the Company's Asian operation, though a relatively small percentage of the Company's overall business, has been impacted by the financial condition of a large Korean auto maker.

Safe Harbor Statement

Certain statements in this press release may be "forward looking" statements within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to its earnings in 1997. Actual results could differ materially, from those in the forward looking statements due to a number of uncertainties, including, but not limited to the dependence of the Company's revenue on a number of sizeable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, the need for the Company to receive orders for shipment in 1997, customer delays in expected shipment dates of 1997 orders, timely receipt of required supplies and components which could result in delays in anticipated shipments during 1997 and thereafter, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, and the effect of the economic conditions.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II. OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (A)   Exhibits

                    11.  Statement re:  computation of earnings per share.

                    27.  Financial Data Schedule



              (B)   Reports on Form 8-K

                    The Company filed a Current Report on Form 8-K dated July 17, 1997 which disclosed information under Item 5 and contained condensed financial information.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PERCEPTRON, INC.
                                          (Registrant)


Date: November 11, 1997                         By: /S/ Alfred A. Pease
                                                    ---------------------------
                                                Alfred A. Pease, President
                                                and Chief Executive Officer


Date: November 11, 1997                         By: /S/ John G. Zimmerman
                                                    ---------------------------
                                                John G. Zimmerman
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


Date: November 11, 1997                         By: /S/ Paul J. Tripodi
                                                    ---------------------------
                                                Paul J. Tripodi, Controller
                                                (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                    DESCRIPTION
-----------                                                    -----------


EX-11       STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

EX-27       FINANCIAL DATA SCHEDULE