Form 10-K405
period 1997-12-31
PERCEPTRON INC/MI
filed 1998-03-30
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 [FEE REQUIRED] OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _________ TO _________.

COMMISSION FILE NUMBER: 0-20206

                                PERCEPTRON, INC.
             (Exact name of registrant as specified in its charter)

         Michigan                                           38-2381442
(State or other jurisdiction or                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                               47827 Halyard Drive
                          Plymouth, Michigan 48170-2461
                                 (734) 414-6100
              (Registrant's telephone number, including area code)

        Securities registered pursuant to section 12(b) of the act: None

                    Securities registered pursuant to section
                               12(g) of the act:

                          COMMON STOCK, $0.01 PAR VALUE
                       RIGHTS TO PURCHASE PREFERRED STOCK

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

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 16, 1998, as reported by The Nasdaq Stock Market, was approximately $170,000,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

         The number of shares of Common Stock, $0.01 par value, issued and outstanding as of March 16, 1998, was: 8,267,264.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

         Document                                Incorporated by reference in:
Proxy Statement for 1998
Annual Meeting of Shareholders                   Part III, Items 10-13

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

GENERAL

         Perceptron, Inc. ("Perceptron" or the "Company") designs, manufactures and markets information based process measurement and guidance solutions which help customers improve performance. The Company's systems address a number of measurement and guidance applications, including process control systems that precisely measure and monitor the assembly process for conformance to design intent, systems that guide robots to perform precise tasks on the assembly line, systems which inspect and detect defects on painted surfaces and systems that capture the shape of logs and process the shape data to optimize the cutting process. Perceptron's product offerings are designed to improve quality, increase productivity and decrease costs in the automotive and forest products workplace.

         The Company's products principally use two distinct three-dimensional machine vision technologies: TriCam(TM) and LASAR(TM). The TriCam technology uses structured laser light triangulation techniques to obtain accurate three-dimensional measurements. TriCam systems are primarily used to measure formed parts for process control, to provide robot guidance for automated assembly tasks and to perform non-contact alignment functions. LASAR technology uses laser radar technology and provides accurate three-dimensional measurements of all points in a scene over a larger field of view than does TriCam.

         The systems that employ TriCam technology have been primarily sold to the automotive industry. However, these products have also been sold into other industries, such as the forest and wood products industry.

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

         On February 3, 1997, the Company consummated its acquisition of Autospect, Inc. ("Autospect") through the merger of a wholly owned subsidiary of the Company with and into Autospect for aggregate consideration consisting of 387,093 shares of Common Stock of the Company. Autospect, based in Ann Arbor, Michigan, designs, develops and manufactures information-based coating inspection and defect detection systems primarily for use in the automotive industry.

         On April 30, 1997, the Company consummated its acquisitions of Trident Systems, Inc. ("Trident") and Nanoose Systems Corporation ("Nanoose") for aggregate consideration consisting of 219,962 and 89,820 shares, respectively, of Common Stock of the Company. Trident, based in Atlanta, Georgia, is a full service systems integrator for the solid woods sector of the forest and wood products industry, providing applications that address a wide spectrum of mill processes. Nanoose, based in British Columbia, Canada, is a software design and engineering company, specializing in industrial scanning and optimization systems primarily for the forest and wood products industry. Optimization software written by Nanoose is an important element of the TriCam and LASAR systems sold to the forest and wood products industry. This software accepts scanner information from the Company's TriCam and LASAR systems.

         The acquisitions of Autospect, Trident and Nanoose were accounted for as poolings-of-interest. Accordingly, historical financial information included in the Form 10-K for 1996 and prior periods has been restated to include the financial results for the acquired companies.

         The Company was incorporated in Michigan in 1981. Its headquarters are located at 47827 Halyard Drive, Plymouth, Michigan 48170-2461, (734) 414-6100. The Company also has operations in Ann Arbor, Michigan; Atlanta, Georgia; British Columbia, Canada; Munich, Germany; Seoul, South Korea; Rotterdam, The Netherlands; Sao Paulo, Brazil and Tokyo, Japan.

PRODUCT TECHNOLOGY OVERVIEW

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

         Autospect products use Gray-scale and Infrared image capture and analysis. These technologies, when combined with proprietary image processing algorithms, calibration and reporting structure, form the basis for the coating and paint quality measurement systems offered by Autospect.

APPLICATION OVERVIEW

         TriCam based systems are currently used to measure large formed parts for process control, to provide robot guidance for automated assembly tasks, to provide non-contact measurement capability for wheel alignment systems in automotive assembly plants and for certain other applications in the automotive industry and certain non-automotive industries, such as providing three-dimensional parameters for the forest and wood products applications. The Company's LASAR sensors provide accurate three-dimensional images over a larger field of view than does TriCam, and have been primarily used for forest and wood products applications.

         With the increased emphasis on continuous improvement in manufacturing as a fundamental strategy to simultaneously reduce cost and improve quality, manufacturers are recognizing the need for sophisticated process control systems. Capabilities provided by Perceptron products include the following:

         Measurement. The Company's automotive products are used for in-process measurement of manufacturing performance. The Company's products first locate the process mean relative to design intent, and then measure any part-to-part variation to determine the process range. To rapidly accomplish both of these tasks, measurements must be taken in-process, at line speed rates, with sufficient accuracy to analyze and control the process performance to ensure that the manufactured part is as close to design intent as possible. Deviation from design intent or part-to-part variation in a process result in lower quality and increased cost.

         Autospect's products are used to measure the quality of painted surfaces. The in-line Quality Measurement System (QMS) provides paint process control and trend analysis of the gloss, distinctness of reflected image and orange peel of the painted surface. The in-line Industrial Dirt Counter (IDC) inspects the painted surface for dirt and provides data such as size, location, and amount of the defects, for both repair information and process trend analysis.

         Guidance. In many applications, a manufacturing workpiece must be visually and accurately located to guide a robot or an unmanned vehicle to perform its tasks.

MARKETS

         The Company has a multiple market approach, with the main focus being the automotive industry. With the acquisition of Autospect, Inc. in 1997, the Company now has product offerings encompassing the entire automobile manufacturing line, including stamping, general assembly, paint, trim and final assembly. In 1997, Perceptron purchased Trident Systems and Nanoose Systems and increased its marketing efforts in the forest and wood products markets. The Company believes that there may be potential applications for its three-dimensional machine vision systems in non-automotive industries as diverse as aerospace, food processing, appliances, robot and autonomous vehicle guidance, and others. The foregoing statement is a "forward looking statement" within the meaning of the Exchange Act. See "Business Strategy" for a discussion of certain factors affecting the Company's expansion plans.

PRODUCTS AND APPLICATIONS

         Assembly Process Control System (P-1000). The P-1000 system, which uses TriCam sensors, has been sold primarily to automotive manufacturers to measure large formed vehicle body parts and assembled vehicle bodies. This system, which has also been sold to the appliance industry, is used by manufacturers of large formed parts and assemblies for process control. Installed directly in the customer's manufacturing line, typically in connection with new model re-tooling programs, the P-1000 system rapidly measures critical dimensions and performs analyses to reduce part-to-part variation and deviations from design intent. By continually measuring and analyzing sources of variation, the manufacturer can more quickly identify and correct manufacturing process faults, thereby preventing defects from reaching the ultimate customer.

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

         The NCA system offers a fast and accurate non-contact method to align wheels, which reduces costly in-plant maintenance of mechanical wheel alignment equipment. The Company supplies NCA systems to the automotive market through a number of OEM's. In connection with the settlement of certain litigation filed by the Company against Fori Automation alleging infringement of certain of the Company's patents relating to non-contact wheel alignment systems, the Company has licensed such patents to Fori on a non-exclusive basis.

         Optical Checking Fixture (OCF). The OCF is a non-contact three-dimensional surface scanner, which employs TriCam technology. The Company markets the OCF product to both automotive and non-automotive customers for use as a process control device to precisely measure and monitor large formed parts (stamped or molded) for conformance to design intent. Four systems have been ordered from beta stage customers, of which three have been delivered and are operational. The Company continues to receive customer feedback and is working on enhancements to the product.

         Dimensional Data Management (DDM). The DDM is a system that consolidates in-line measurement data and provides data analysis tools to help identify, trace, and eliminate sources of process variation and deviation from design intent. The DDM product consists of both server and client software. The server collects and stores dimensional data in a single database from Perceptron measurement systems. The client software provides multiple users, both local and remote, with the capability of monitoring and analyzing dimensional data.

         Defroster Continuity Monitor (DCM): The Perceptron DCM is a product developed with Autospect machine vision technology for application in automotive Trim and Final Assembly areas. The system quickly determines whether embedded stripe defroster grids in rear glass have been fully installed and are fully operational.

         QMS-I: The QMS-I checks the painted surface quality of each car as it exits the paint oven, providing quality trend analysis and process control information by car color, model, shift, etc. With this information corrective action can be taken before quality drops below acceptable levels. The QMS-I interfaces with the Autospect "Paint Process Monitor" (PPM), a network that sends the trend data and quality data to the plant and corporate paint supervision.

         QMS-BP: The QMS-Battery Portable (QMS-BP) is a hand held meter providing the same readings as the QMS-I and is used to monitor incoming parts, and is used in paint laboratories.

         The Industrial Dirt Counter (IDC): The IDC checks the amount of dirt and other defects that affect the painted surface quality. The system prints out a profile of the car and shows the location of the defects to assist in repair. The system also provides trend analysis and process control information to assist management in controlling the process. The initial version of this product was sold to one customer for two applications. While this version is currently running, no additional units of this version are being offered. Instead, a new enhanced version is currently in development which, once testing is complete, will become the new product offering.

         Forest Products Industry Application Solutions: TriCam and LASAR based vision systems relay high resolution scan data to the WinMill family of three-dimensional optimization software, providing a modular approach to optimizing the entire mill. This computer integrated manufacturing assists the mill in maximizing its returns on raw materials and capital investments. The software solutions, coupled with the precision of dense three-dimensional product modeling, provides process management with the added benefits of sophisticated reporting, real-time feedback, order scheduling, production control, and mill-wide information management.

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

         Note: Level IV software is based on WindowsNT operating system, a product of Microsoft Corporation. Perceptron develops the Graphical User Interface (GUI) and the Data reporting structure, and interfaces to underlying software levels.

BUSINESS STRATEGY

         The Company seeks to expand its customer base and markets. To do this, the Company has embraced the following strategy:

1.       Expand the Company's automotive markets by:

         - Increasing products sales to automotive original equipment manufacturers through the expansion of the Company's product offerings available to this market. The Company now has product offerings encompassing the entire automobile manufacturing line, including stamping (P-1000), general assembly (P-1000 and RGS), paint and trim (QMS, IDC) and final assembly (P-1000, NCA, RGS, DCM). The Company plans to continue to introduce new products meeting the needs of its existing automotive customers in order to leverage the Company's resources dedicated to this market.

         - Continuing efforts to expand the Company's base of automotive customers. In North America, the Company's expansion efforts will focus on sales to the transplant automobile manufacturers and first-tier suppliers to the automotive industry. In Europe, the Company will focus on geographic expansion, initiating or expanding sales activities in a number of countries currently not fully served by the Company or its distributors. The Company will also continue to focus on expansion in Asia and South America through its offices in Seoul, Korea, Tokyo, Japan and Sao Paulo, Brazil.

2.       Expand the Company's forest and wood products markets by:

         - Expanding the Company's product offerings available to the forest and wood products markets. As a result of new product introductions in 1997, the Company now has products that serve most of the process areas in softwood and hardwood mills. The Company plans to continue to refine these products and to introduce new products meeting the needs of this growing market.

         - Continuing efforts to expand the Company's base of forest and wood products customers. The Company intends to focus its efforts on North American producers, many of whom are engaged in plant modernization programs. Sales efforts will also be made in selected international markets, either directly or through distributors, where the Company believes the market is receptive to technological advances offered by the Company's products, including Australia, the Scandinavian countries, and others.

3. Migrate existing and future information-based machine vision technologies into new markets. Perceptron is increasing its activity with potential customers and evaluating potential applications for its products in industries as diverse as food processing, appliance assembly, steel processing, robot guidance and others.

         The foregoing statements may be deemed to be "forward looking statements" within the meaning of the Exchange Act. The Company's ability to expand its customer base and markets and to successfully execute the strategies set forth above involves a number of uncertainties, including, but not limited to, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the continuation or acceleration of the automotive industries' retooling programs, rapid or unexpected technological changes, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, and risks inherent in completing and integrating acquisitions generally, and the effect of economic conditions. There can be no assurance that the Company will be able to expand its customer base and markets or successfully execute the strategies set forth above.

SALES AND MARKETING

         To date, the Company has marketed its systems either directly to the end users of the Company's systems, or to system integrators, value-added resellers (VAR's) or original equipment manufacturers (OEM's) who in turn sell to the same end users.

         The Company's direct sales efforts are conducted by the Company's account executives. These account executives develop a close consultative selling relationship with the Company's customers. Perceptron's senior management works in close collaboration with customers' senior executives. The Company intends to continue this marketing strategy for its assembly process control systems (P-1000), products offered by Autospect, and for selected forest and wood products applications.

         With respect to the RGS system for robot guidance, the NCA system for wheel alignment and sales to the Forest and Wood Products industry, the Company's marketing strategy is focused primarily on sales to selected system integrators, OEM's and VAR's who integrate the Company's products into their systems for sale to end user customers.

         The Company's principal customers have historically been automotive companies that the Company either sells to directly or through system integrators or OEM's. The Company's products are typically purchased for installation in connection with new model re-tooling programs undertaken by these companies. Because sales are dependent on the timing of customers re-tooling programs, sales by customer vary significantly from year to year, as do the Company's largest customers. For the year ended December 31, 1997, approximately 55% of total revenues were derived from three domestic automotive companies (General Motors, Ford and Chrysler). For the years ended December 1996 and 1995, approximately 62% and 60%, respectively, of total revenues were derived from the same three customers.

CUSTOMER SUPPORT

         The Company's support program for its customers begins at the pre-sales phase with customer consultation. The outcome of this consultation is incorporated into the Company's sales proposals. In selected instances, particularly with respect to the P-1000 assembly process control system, the RGS system, and forest products systems, the Company's automotive and forest products applications and project engineering groups work closely with the customers' engineers. The automotive customer education group offers extended technical education for the customers' plant personnel in metrology and process control techniques. Extended education contracts generally continue for 12 months. Training programs are also conducted with forest product customers.

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

         In late 1995, Autospect received a $1.8 million National Institute of Science & Technology (NIST) grant which will provide funding of $600,000 per year over three years for development of a system to measure the thickness of wet film (e.g. paint). Prototype testing of this system has begun.

         In 1993, the Company was awarded a $1.22 million NIST-ATP (Advanced Technology Program) grant from the United States Department of Commerce for software development related to high-speed image processing techniques for three-dimensional machine vision systems. This grant, now completed, provided the Company $0.4 million in 1994, $0.6 million in 1995, and $0.2 million in 1996. The Company included all development costs incurred internally, and subcontracted to an independent research organization and to a university in engineering, research and development expense, and offset these costs with reimbursements from NIST. Work under this grant supplied the Company with a substantial repertoire of widely usable and tested machine vision algorithm components for use with its TriCam and LASAR products.

         A Joint Venture among Perceptron, Ford Motor Company, Progressive Industries Company and Micro Dexterity Systems, Inc. began in October 1997 for participation in the Flexible Robotic Assembly for Powertrain Applications (FRAPA) program. The objective of the Joint Venture is to develop and implement the technologies needed to deliver flexible assembly robotic cells, including vision sensing and tactile feedback. These additional sensing capabilities are being developed to assist robotic work cells to adapt to the current state of their surroundings to improve cell placement reliability and to reduce the need for precision tooling. The applications being targeted are those most ergonomically demanding of human operators. Perceptron receives 25% matching funds from the National Center for Manufacturing Services for In-kind contributions over a four year period, not to exceed a total of $305,000.

         As of March 16, 1998, 114 persons employed by the Company are focused primarily on research, development and engineering relating to three-dimensional machine vision systems and related software. The Company's laser based systems use sophisticated proprietary software technology, coupled with state-of-the-art hardware. The Company believes that continued leadership in software development is crucial for maintaining and expanding its market position.

         For the three years ended December 31, 1995, 1996 and 1997, the Company's research, development and engineering expenses were $5.4 million, $7.3 million, and $8.9 million, respectively.

         In addition to investing directly in R&D, the Company has developed close relationships with the University of Michigan and other research organizations, which are recognized as technological leaders. The Company is a member of the Auto Body Consortium (the "ABC"), a group of ten companies in automotive-related businesses and two universities, sponsored by Michigan Future, Inc., a non-profit corporation.

BACKLOG

         As of December 31, 1997, the Company had a backlog of $24.2 million, compared to $23.1 million as of December 31, 1996. Most of the backlog is subject to cancellation by the customer. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in its backlog by December 31, 1998.

MANUFACTURING AND SUPPLIERS

         The Company's manufacturing operations consist primarily of final assembly and testing, along with integrating the Company's software with individual components, including printed circuit boards, which are manufactured by third parties according to Company developed designs. With a low level of vertical integration, the Company believes it gains significant manufacturing flexibility, while minimizing total product costs.

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

INTERNATIONAL OPERATIONS

         Europe: The Company's European operations have contributed approximately 27%, 20%, and 23% of the Company's revenues during the years ended 1995, 1996, and 1997, respectively. The Company's wholly-owned subsidiary, Perceptron Europe B.V. ("Perceptron B.V."), is located in Rotterdam, The Netherlands. Perceptron B.V. holds a 100% equity interest in Perceptron Europe GmbH ("Perceptron GmbH"), which is located outside of Munich, Germany. The Company currently employs 29 people in its European operations. Autospect currently offers its products internationally through distributors in Europe.

         On November 26, 1996, the Company's German subsidiary acquired the assets of a division of HGV Vosseler GmbH ("HGV") engaged in the development and sale of non-contact three-dimensional measurement systems. The assets acquired include certain patents, patent applications and other intellectual property, hardware, software, customer lists, and a non-competition agreement.

         Asia: In 1997, the Company began operating a direct sales and application office in Seoul, Korea and began operating through a representative sales office in Tokyo, Japan.

         South America: The Company has established a direct sales office in Sao Paulo, Brazil to service automotive customers in South America.

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

COMPETITION

         The Company believes that the principal competitive factors in the Company's automotive markets are total capability as a process control system and, with certain of the Company's products, such as P-1000, RGS and NCA, system price. There are a number of companies that sell similar and/or alternative technologies and methods into the same markets as the Company. The Company believes that its P-1000 system is the most advanced, in terms of completeness of solutions provided, system currently offered and that its other products compete favorably with similar and alternative technologies currently being offered in terms of both capability and price.

         In the forest and wood products markets, there are a number of companies that sell similar and/or alternative technologies and methods into the same markets as the Company. The Company believes that the principal competitive factors in the Company's forest and wood products markets are its capability as a process control system and the value added when installed in a wood mill. The Company believes that its products compete favorably with similar and alternative technologies currently being offered in terms of both capability and value added.

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

         The Company owns nine U.S. patents and nine pending U.S. patent applications which relate to various products and processes manufactured, used, and/or sold by the Company. In addition, the Company also owns corresponding foreign patents in Canada, Europe, and Japan and has several patent applications pending in foreign locations. These U.S. patents expire from 2004 through 2010 and the Company's existing foreign patent rights expire from 2008 through 2011.

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

         The Company has registered, and continues to register, various trade names and trademarks, including PERCEPTRON, DATACAM, LASAR, VERISTAR, WinMill, TRICAM and OPTIFLEX, among others, which are used in connection with the conduct of its business. Autospect has applied for registration of the AUTOSPECT trade name.

         The Company's software products are copyrighted and generally licensed to customers pursuant to license agreements that restrict the use of the products to the customer's own internal purposes on designated Perceptron equipment.

EMPLOYEES

         As of March 16, 1998, the Company employed 317 persons. Of these persons, 114 were in research, development and engineering, 43 in sales, marketing and support, 126 in operations, applications and project engineering and 34 in general administration and finance. None of the employees are covered by a collective bargaining agreement and the Company believes its relations with its employees to be good.


ITEM 2:  FACILITIES

         Perceptron's principal domestic facilities consist of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company, a 20,500 square foot leased facility in Ann Arbor, Michigan, and a 13,000 square foot leased building in Atlanta, Georgia. In addition, the Company leases a 1,350 square meters facility in Munich, Germany, a 1,000 square foot facility in Rotterdam, The Netherlands, a 6,200 square foot facility in British Columbia, Canada, an office in Brazil, an office in Seoul, Korea, and an office in Tokyo, Japan. The Company believes that its current facilities are sufficient to accommodate its requirements through 1998.


ITEM 3:  LEGAL PROCEEDINGS

         No response to Item 3 is required.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No response to Item 4 is required.

                                     PART II

ITEM 5:    MARKET FOR THE REGISTRANTS'S COMMON STOCK AND RELATED SHAREHOLDER
           MATTERS

         Perceptron's Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol "PRCP". The following table shows the reported high and low sales prices of Perceptron's Common Stock for the fiscal periods indicated:


                           Period                                                   Prices
                           ------                                                   ------
                                                                           Low                   High
                                                                           ---                   -----
1995
First Quarter...................................................       $    9.83             $   15.33
Second Quarter..................................................       $   11.00             $   14.50
Third Quarter...................................................       $   13.17             $   19.33
Fourth Quarter..................................................       $   14.33             $   24.83

1996
First Quarter...................................................       $   17.75             $   27.00
Second Quarter..................................................       $   25.50             $   39.00
Third Quarter...................................................       $   24.50             $   37.75
Fourth Quarter..................................................       $   23.50             $   37.50

1997
First Quarter...................................................       $   25.25             $   38.13
Second Quarter..................................................       $   25.25             $   30.75
Third Quarter...................................................       $   24.88             $   34.50
Fourth Quarter..................................................       $   19.13             $   30.75

1998
First Quarter (January 1, 1998 through March 16, 1998)..........       $   18.75             $   24.50

         No cash dividends or distribution on Perceptron's Common Stock have been paid and it is not anticipated that any will be paid in the foreseeable future.

         The approximate number of shareholders of record on March 16, 1998, was 302.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL INFORMATION

PERCEPTRON, INC. AND SUBSIDIARIES
(In thousands, except per share data)

                                                                 Years Ended December 31,
                                             ------------------------------------------------------------------
Statement of Operations Data(2):                1997           1996            1995           1994         1993
                                                ----           ----            ----           ----         ----

Net sales                                     $65,102         $58,975        $43,154        $33,224      $22,203
Gross profit                                   40,025          35,367         26,184         19,248       11,724
Income from operations (1)                     15,118           9,502          7,699          6,046        3,072
Net income before provision for
    income tax (1)                             16,009          10,245          8,227          6,179        2,870
Net income (1)                                 10,806           7,150          8,491          6,179        2,841
Net income per diluted
    average common share (1)                    $1.28            $.86          $1.07           $.80         $.43
Weighted average common
    shares outstanding - diluted                8,412           8,309          7,955          7,695        6,669


                                                                     As of December 31,
                                             ------------------------------------------------------------------
Balance Sheet Data:                             1997           1996            1995           1994         1993
                                                ----           ----            ----           ----         ----
Working capital                               $45,604         $34,444        $28,119        $19,023      $12,733
Total assets                                   68,142          61,456         42,017         25,750       17,454
Shareholders' equity                           57,879          46,447         31,049         20,346       13,711





----------------
(1)  Excluding amounts for non-cash stock option compensation expense (See
     Note 6 to the Consolidated Financial Statements), the reported amounts would have been:

                                                1997           1996            1995           1994         1993
                                                ----           ----            ----           ----         ----
Income from operations                         15,118          12,704          9,076          6,046        3,072
Net income before provision
     for income tax                            16,009          13,447          9,604          6,179        2,870
Net income                                     10,806           9,231          9,386          6,179        2,841
Net income per diluted
     average common share                       $1.28           $1.11          $1.19           $.80         $.43

(2)  No cash dividends have been declared or paid during the periods presented.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Perceptron, Inc. ("Perceptron" or the "Company") designs, manufactures and markets information based process measurement and guidance systems.

         The Company's principal products involve a TriCam technology, a proprietary triangulation based three-dimensional machine vision system using laser technology. The Company also offers its proprietary LASAR based three-dimensional machine vision system, which employs laser radar technology and generates three-dimensional images over a larger field of view than do TriCam based systems.

         To date, the Company's products have been sold primarily to North American, European and, to a lesser extent, Asian and South American automobile manufacturers. Historically, sales to automotive customers have typically depended primarily on new model re-tooling programs. Accordingly, sales may vary significantly among customers on a year-to-year and quarter-to-quarter basis.

         On February 3, 1997, the Company consummated its acquisition of Autospect, Inc. ("Autospect") through the merger of a wholly owned subsidiary of the Company with and into Autospect for aggregate consideration consisting of 387,093 shares of Common Stock of the Company. Autospect, based in Ann Arbor, Michigan, designs, develops and manufactures information-based coating inspection and defect detection systems primarily for use in the automotive industry. The transaction was accounted for as a pooling of interests.

         On April 30, 1997, the Company consummated its acquisitions of Trident Systems, Inc. ("Trident") and Nanoose Systems Corporation ("Nanoose") for aggregate consideration consisting of 219,962 and 89,820 shares, respectively, of Common Stock of the Company. The transactions were accounted for as poolings-of-interest.

         Trident, based in Atlanta, Georgia, is a full-service systems integrator for the solid woods sector of the forest and wood products industry, providing applications that address a wide spectrum of mill processes.

         Nanoose, based in British Columbia, Canada, is a software design and engineering company, specializing in industrial scanning and optimization systems. Optimization software written by Nanoose is an important element of the systems sold to the forest and wood products industry. This software accepts scanner information from the Company's TriCam and LASAR systems.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net Sales. Net sales, of which substantially all are attributable to the automotive and forest and wood products ("Forest") markets, consist primarily of product sales together with training and service revenue. The Company's net sales increased by 10% from $59.0 million in 1996 to $65.1 million in 1997. Net sales in the North American market increased from $46.3 million in 1996 to $48.3 million in 1997. Net sales in the European, Asian, and South American markets increased from $12.7 million in 1996 to $16.8 million in 1997. The total increase in net sales for 1997 was accounted for by a 5% increase in sales of P-1000 systems, a 45% increase in sales of RGS and NCA systems, and a 21% increase in the sale of Forest Product systems in North America.

         P-1000 systems accounted for 63% of net sales in 1996 and 60% of net sales in 1997. The RGS and NCA systems combined accounted for 12% of net sales in 1996 and 16% in 1997. Forest Products sales accounted for 13% of net sales in 1996 and 15% of net sales in 1997. Training and service revenues and other product sales accounted for the remainder of net sales in both years.

         New order bookings for 1996 totaled $64.7 million, compared to $66.1 million in 1997. North American orders were up from $49.7 million in 1996 to $50.4 million in 1997 and European, Asian and South American orders were up from $15.0 million in 1996 to $15.7 million in 1997. P-1000 systems accounted for 66% of new order bookings in 1996 and 50% in 1997. RGS and NCA bookings accounted for 13% of bookings in 1996 and 17% in 1997. Forest Product bookings were 10% of the total in 1996 and 19% in 1997. Training and service revenues and other product sales accounted for the remainder of net bookings in both years. The increase in new order bookings in 1997 was principally due to Forest Product orders, orders for RGS and NCA systems and orders for Autospect paint inspection products, offset by a decline in P-1000 orders.

         Due to the evolving shift in focus from automotive end-of-line gauging to solutions that service process centers factory-wide, the Company expects that sales of its P-1000 systems, designed for end-of-line gauging, will slow and that future growth in net sales will be derived from Forest Products systems and new product introductions anticipated in 1998. As a result, the Company expects its results for the quarter ended March 31, 1998, to be below those of the same quarter in the prior year, and that, as new products are introduced during 1998, for the Company's results for the last six months of 1998 to show a marked improvement. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties described under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" below.

         Gross profit. Gross profit increased from $35.4 million in 1996 to $40.0 million in 1997, and as a percentage of net sales increased from 60.0% in 1996 to 61.5% in 1997. The percentage increase is due primarily to increased sales of higher gross margin product sales, and to a lesser extent, to the lower gross profit percentage associated with sales by the Company of a new product, which was integrated into equipment acquired from an original equipment manufacturer ("OEM"), and sold as a complete system in 1996.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 4% from $15.4 million in 1996 to $16.0 million in 1997. This increase is due primarily to increases in personnel and various operating expenses required to support the increased 1997 operating activity, and, to a lesser extent, to costs associated with the recent acquisitions partially offset by decreased management performance bonuses. Additionally, 1996 expenses included a non-recurring charge related to a special compensation program at one of the acquired companies. As a percentage of net sales, selling, general and administrative expenses decreased from 26.1% in 1996 to 24.5% in 1997.

         Engineering, research and development. Engineering, research and development expenses increased by 23%, from $7.3 million in 1996, to approximately $8.9 million in 1997, due primarily to increased personnel and, to a lesser extent, to increased expenditures for materials associated with products under development. As a percentage of net sales, engineering, research and development expenses increased from 12.4% in 1996 to 13.7% in 1997.

         Non-cash stock compensation expense. Beginning in late 1994, some participants in the Company's stock option plan used Perceptron stock options to pay the exercise price of stock options issued under the plan. Accounting rules required the recording of a non-cash compensation expense relating to certain of the exercises during 1995 and 1996. The Company took action to eliminate the provision in its stock option plans which otherwise might have resulted in similar non-cash stock compensation expense in 1997 and future years, and as a result, incurred no similar charge in 1997.

         Interest income, net. Interest income, net, increased from approximately $0.7 million in 1996 to $0.9 million in 1997, due to increased cash balances and related investing activities during 1997.

         Income before provision for income taxes. In 1996, Perceptron had income before provision for income taxes of approximately $10.2 million representing 17.4% of net sales, as compared to 1997 income before provision for income taxes of approximately $16.0 million representing 24.6% of net sales. Without the non-cash stock compensation charge, the results for 1996 would have been $13.4 million, or 22.8% of net sales in 1996.

         Provision for income taxes. For the year ended December 31, 1997, the Company recorded a $5.2 million provision for income taxes, representing an estimated effective tax rate of 32.5%, compared to a provision of $3.1 million in 1996, representing an estimated effective tax rate of 30.0%. (See Note 8 to the Consolidated Financial Statements, "Income Taxes")

         Net income. Net income in 1997 was $10.8 million, or 16.6% of net sales, resulting in $1.28 per diluted share. In 1996, net income was $7.2 million, or 12.1% of net sales, resulting in $.86 per diluted share. Excluding the non-cash stock option compensation expense, the 1996 net income would have been $9.2 million, 15.6% of net sales, or $1.11 per diluted share.

     YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Net Sales. Net sales, of which substantially all are attributable to the automotive and forest products markets, consist primarily of product sales together with training and service revenue. The Company's net sales increased by 37% from $43.1 million in 1995 to $59.0 million in 1996. Net sales in the North American market increased from $30.1 million in 1995 to $46.3 million in 1996. Net sales in the European and Asian markets decreased from $13.0 million in 1995 to $12.7 million in 1996.

         P-1000 systems accounted for 68% of net sales in 1995 and 63% of net sales in 1996. The RGS and NCA systems combined accounted for 13% of net sales in 1995 and 12% in 1996. Forest Products sales accounted for 8% of net sales in 1995 and 13% of net sales in 1996. Training and service revenues and other product sales accounted for the remainder of net sales in both years.

         New order bookings for 1995 totaled $45.6 million, compared to $64.7 million in 1996. North American orders were up from $32.7 million in 1995 to $49.7 million in 1996 and European and Asian orders were up from $12.9 million in 1995 to $15.0 million in 1996. P-1000 systems accounted for 71% of new order bookings in 1995 and 66% in 1996. RGS and NCA bookings accounted for 11% of the total in 1995 and 13% in 1996. Forest Product bookings accounted for 8% of the total in 1995 and 10% in 1996. Training and service revenues and other product sales accounted for the remainder of net sales in both years.

         Gross profit. Gross profit increased from $26.2 million in 1995 to $35.4 million in 1996, and as a percentage of net sales decreased from 60.7% in 1995 to 60.0% in 1996. The decrease is due primarily to the lower gross profit percentage associated with one specific sale by the Company of a new product, which was integrated into equipment acquired from an original equipment manufacturer ("OEM") and sold as a complete system.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 31% from $11.7 million in 1995 to $15.4 million in 1996. This increase is due primarily to increases in personnel and various operating expenses required to support the increased 1996 operating activity and, to a lesser extent, to increased management performance bonuses. Additionally, 1996 expenses included a non-recurring charge related to a special compensation program at one of the acquired companies. As a percentage of net sales, selling, general and administrative expenses decreased from 27.0% in 1995, to 26.1% in 1996.

         Engineering, research and development. Engineering, research and development expenses increased by 34%, from $5.4 million in 1995, to approximately $7.3 million in 1996, due primarily to increased personnel and, to a lesser extent, to increased expenditures for materials associated with products under development. As a percentage of net sales, engineering, research and development expenses decreased from 12.6% in 1995 to 12.4% in 1996 principally due to the higher sales base.

         Non-cash stock compensation expense. Beginning in late 1994, some participants in the Company's stock option plan used Perceptron stock options to pay the exercise price of stock options issued under the plan. Accounting rules required the recording of a non-cash compensation expense relating to certain of the exercises during 1996 and 1995.

         The Company recorded non-cash stock compensation expense of $1.4 million in the fiscal 1995 and $3.2 million in 1996. The effect of this non-cash stock compensation charges on net income for fiscal 1995 was a reduction of $.12 per diluted share, and for 1996 was $0.25 per diluted share.

         Interest income, net. Interest income, net, increased from approximately $0.5 million in 1995 to $0.7 million in 1996, due to increased cash balances and related investing activities during 1996.

         Income before provision for income taxes. In 1995, Perceptron had income before provision for income taxes of approximately $8.2 million representing 19.1% of net sales, as compared to 1996 income before provision for income taxes of approximately $10.2 million representing 17.4% of net sales. Without the non-cash stock compensation charge, the results for 1995 would have been $9.6 million, or 22.3% of net sales, as compared to $13.4 million, or 22.8% of net sales in 1996.

         Provision for income taxes. For financial reporting purposes, because the Company anticipated it would utilize certain operating loss and tax credit carryforwards, a deferred tax asset was recorded in 1995, representing the estimated tax benefit of these items. As a result, a tax benefit of $264,000 was recorded for the year ended 1995. For the year ended December 31, 1996, the Company recorded a $3.1 million provision for income taxes, representing an estimated effective tax rate of 30%. (See Note 8 to the Consolidated Financial Statements, "Income Taxes").

         Net income. Net income in 1995 was $8.5 million, or 19.7% of net sales, resulting in $1.07 per diluted share. In 1996, net income was $7.2 million, or 12.1% of net sales, resulting in $.86 per diluted share. Without the non-cash stock compensation expense, net income for 1995 would have been $9.4 million, or 21.8% of net sales, resulting in $1.19 per diluted share. Excluding the non-cash stock option compensation expense, the 1996 net income would have been $9.2 million, 15.6% of net sales, or $1.11 per diluted share, compared to the 1995 earnings, as if taxed at a comparable rate, of $6.8 million, 16% of net sales or $.83 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and marketable securities as of December 31, 1997, totaled approximately $16.4 million, as compared with approximately $14.9 million as of December 31, 1996. This increase was due primarily to net income and cash received from stock options, partially offset by capital expenditures and increased working capital requirements.

         The Company has unsecured credit facilities totaling $5.0 million U.S. and 1.0 million DM. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (8.25% as of March 16, 1998). The credit facilities expire on May 31, 1998 unless canceled earlier by the Company or the bank. As of December 31, 1997, Perceptron had no outstanding borrowings on these facilities. The Company expects to renew these credit facilities.

         The Company's working capital increased to $45.6 million at December 31, 1997, from $34.4 million at December 31, 1996. Accounts receivable increased from $22.8 million as of December 31, 1996, to $30.7 million as of December 31, 1997, due primarily to extended terms and collections by foreign subsidiaries, which have now been collected. The increase of approximately $0.8 million in inventory is due primarily to an increase in component parts inventory in preparation for delivery of products to customers during 1998. The decrease of $4.2 million in current liabilities is due primarily to repayment of subsidiary bank loans, reduced compensation expense accrued, and final progress payments on the new facility paid during 1997. As a result of the reduced net income due to the non-cash stock option compensation expense and tax overpayments in Germany, an income tax receivable was recorded of $2.1 million in 1996. Prepaid expenses and deferred tax assets decreased by $1.8 million in 1997 as a result of the recognition of current tax expense.

         During the first quarter of 1997, construction of the Company's new headquarters facility in Plymouth, Michigan was completed and the sale of the facility to the Company was consummated. This is reflected in the Property and Equipment portion of the consolidated balance sheet for the period ended December 31, 1997.

         The Company does not believe that inflation has had any significant impact on reported historical operations, and does not expect any significant near-term inflationary impact.

         The Company believes that cash on hand and existing credit facilities will be sufficient to fund its currently anticipated 1998 cash flow requirements.

         The Company expects to expend approximately $3.0 million during 1998 for capital equipment, although there is no binding commitment to do so.

         The Board of Directors has authorized the repurchase of up to 150,000 shares of the Company's outstanding Common Stock. Repurchased shares primarily will be used to meet the Company's requirements for share issuances under its various stock-based incentive programs, including the Global Team Member Stock Option Plan approved by the Board of Directors on February 26, 1998. Expansion of this repurchase program will be considered from time to time to meet the continuing share requirements of the Company's stock-based incentive programs. The Company may buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices.

         For a discussion of certain contingencies relating to the Company's financial position and results of operations, see Note 10 to the Consolidated Financial Statements, "Contingencies".

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The Company has adopted FAS 128 as of December 31, 1997. Adoption of this standard did not have a material effect on reported earnings per share.

         Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", was issued by the Financial Accounting Standards Board in June 1997. This Statement requires all items that must be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. Perceptron will adopt SFAS

130 for 1998. Management is evaluating the impact, if any, this Standard will have on the Company's comprehensive income reporting.

        Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Perceptron will adopt SFAS 131 for 1998. Management is evaluating the impact, if any, this Standard will have on the Company's present segment reporting.

Safe Harbor Statement

        Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operation may be "forward looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to 1998 and future revenue and earnings levels, the timing of new product releases and the expansion of the Company into new markets. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, and the effect of economic conditions.

Year 2000

        The Company is testing its products and third party software sold with its systems to determine if they are year 2000 compliant. To the extent that any of its products are determined not to be year 2000 compliant, the Company plans to develop upgrades to make such products year 2000 compliant or to release new versions of its products which will be year 2000 compliant prior to January 1, 2000. The Company will offer such upgrades or new product versions to its existing customers to upgrade or replace non-compliant systems then still in use.

        The Company is also reviewing its internal systems for year 2000 compliance. The Company's principal internal systems were acquired from third-party software vendors. As a result, the Company plans to bring its internal systems into year 2000 compliance prior to January 1, 2000, through upgrades from such third-party software vendors, where available, replacement of certain systems with new third-party software which is year 2000 compliant and, to a limited extent, modification of existing systems.

        Because the Company has not completed its testing procedures and because any testing procedure, by its nature, is not complete, there can be no assurance that the Company's products, the operating systems on which they operate, and the Company's internal systems do not contain errors or defects associated with year 2000 date functions that may result in material costs to the Company. However, Management does not believe that the cost to bring its current products and internal systems into year 2000 compliance will have a material adverse effect on the Company's business, results of operations or financial condition. The foregoing statements regarding the year 2000 compliance of the Company's current products and the cost to bring the Company's current products and internal systems into year 2000 compliance are "forward looking statements" within the meaning of the Securities Exchange Act of 1934. Actual results could differ materially from those in the forward looking statements due to a number
of uncertainties mentioned above.   In addition, the Company's plan to bring its
products and internal systems into year 2000 compliance could be adversely affected by the failure of other software vendors supplying software to the Company to bring such software into year 2000 compliance.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No response to Item 7A is required.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                        Page
Report of Independent Accountants....................................................     19

Consolidated Financial Statements:

         Balance Sheets - December 31, 1997 and 1996.................................     20


         Statements of Income for the years ended
         December 31, 1997, 1996 and 1995............................................     21

         Statements of Shareholders' Equity
         for the years ended December 31, 1997, 1996 and 1995........................     22

         Statements of Cash Flows for the years ended December 31, 1997,
         1996 and 1995...............................................................     23

         Notes to Consolidated Financial Statements..................................     24-31


                         [COOPERS & LYBRAND LETTERHEAD]


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Perceptron, Inc.:

We have audited the accompanying consolidated balance sheets of Perceptron, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows, and the financial statement schedule referred to in item 14(A)(2) for each of the three years in the period ended December 31, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perceptron, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Detroit, Michigan
February 6, 1998

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                          December 31,
                                                                                --------------------------------
                                                                                     1997              1996
                                                                                --------------   ----------------
ASSETS
         Current assets:
              Cash and cash equivalents                                         $ 14,448,000        $ 12,424,000
              Marketable securities                                                2,000,000           2,500,000
              Accounts receivable, net of reserves of $175,000
                and $108,000                                                      30,692,000          22,750,000
              Inventories, net of reserves of $860,000                             8,019,000           7,176,000
              Income tax receivable                                                        0           2,103,000
              Prepaid expenses and deferred tax asset                                708,000           2,500,000
                                                                                ------------        ------------
                    Total current assets                                          55,867,000          49,453,000
                                                                                ------------        ------------

         Property and equipment:
              Building and land                                                    5,982,000                  --
              Machinery and equipment                                              6,638,000           4,986,000
              Furniture and fixtures                                               1,312,000             376,000
              Leasehold improvements                                                      --              12,000
              Construction in progress                                                    --           6,202,000
                                                                                ------------        ------------
                                                                                  13,932,000          11,576,000
              Less:  Accumulated depreciation and amortization                    (3,308,000)         (1,925,000)
                                                                                ------------        ------------
                    Net property and equipment                                    10,624,000           9,651,000

         Intangible assets, net of accumulated amortization of $394,000 and $0     1,651,000           2,352,000
                                                                                ------------        ------------

                    Total assets                                                $ 68,142,000        $ 61,456,000
                                                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
              Due to bank                                                                 --             980,000
              Accounts payable                                                     2,979,000           4,892,000
              Accrued payables and expenses                                        5,929,000           6,223,000
              Accrued compensation and stock option expense                        1,355,000           2,914,000
                                                                                ------------        ------------

                    Total current liabilities                                     10,263,000          15,009,000
                                                                                ------------        ------------


         Shareholders' equity:
              Preferred Stock, no par value, 1,000,000 shares authorized,
                none issued                                                                0                   0
              Common Stock, $0.01 par value; 19,000,000 shares authorized,
                8,207,000 and 7,950,000 issued and outstanding at
                December 31, 1997 and 1996, respectively                              82,000              80,000
              Cumulative translation adjustments                                  (2,411,000)           (929,000)
              Additional paid-in capital                                          41,666,000          39,560,000
              Retained earnings                                                   18,542,000           7,736,000
                                                                                ------------        ------------
                                                                                $ 57,879,000        $ 46,447,000
                                                                                ------------        ------------

                    Total liabilities and shareholders' equity                  $ 68,142,000        $ 61,456,000
                                                                                ============        ============



   The accompanying notes are an integral part of the consolidated financial statements.

                      PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME


                                                                         Years Ended December 31,
                                                     -----------------------------------------------------------
                                                            1997                   1996               1995
                                                     --------------------   --------------------   -------------

Net sales                                               $ 65,102,000          $ 58,975,000          $ 43,154,000

Cost of sales                                             25,077,000            23,608,000            16,970,000
                                                        ------------          ------------          ------------

         Gross profit                                     40,025,000            35,367,000            26,184,000
                                                        ------------          ------------          ------------

Selling, general and administrative expense               15,963,000            15,369,000            11,672,000

Engineering, research and development expense              8,944,000             7,294,000             5,436,000

Non-cash stock compensation expense                               --             3,202,000             1,377,000
                                                        ------------          ------------          ------------

         Income from operations                           15,118,000             9,502,000             7,699,000
                                                        ------------          ------------          ------------

Interest income, net                                         891,000               743,000               528,000
                                                        ------------          ------------          ------------

Net income before provision for income taxes              16,009,000            10,245,000             8,227,000

Provision for income taxes                                 5,203,000             3,095,000              (264,000)
                                                        ------------          ------------          ------------

         Net income                                     $ 10,806,000          $  7,150,000          $  8,491,000
                                                        ============          ============          ============

Earnings per share:

         Basic                                          $       1.34          $        .93          $       1.17
                                                        ============          ============          ============

         Diluted                                        $       1.28          $        .86          $       1.07
                                                        ============          ============          ============

Weighted average common shares outstanding:

         Basic                                             8,064,589             7,661,153             7,251,320
                                                        ============          ============          ============

         Diluted                                           8,412,354             8,309,043             7,954,659
                                                        ============          ============          ============



   The accompanying notes are an integral part of the consolidated financial statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              for the years ended December 31, 1995, 1996 and 1997



                                                                           Cumulative
                                                      Common Stock           Foreign
                                                   --------------------      Currency       Additional    Retained        Total
                                                                           Translation       Paid-in     Earnings     Shareholders'
                                                   Shares        Amount    Adjustments       Capital     (Deficit)       Equity
                                                   ------       -------    -----------       -------     ---------       ------
Balances, January 1, 1995                         7,077,094   $  71,000    $(438,000)      $28,618,000  $(7,905,000) $ 20,346,000
     Stock options exercised, net of shares
          tendered                                  342,560       3,000                        591,000                    594,000
     Tax benefit of non-qualified stock                                                        150,000                    150,000
          options exercised
     Previously recorded stock option
          compensation expense attributable
           to options exercised                                                                127,000                    127,000
     Non-cash stock compensation expense
          attributable to options exercised                                                  1,377,000                  1,377,000
     Translation adjustment on investment
          in foreign subsidiaries                                            (36,000)                                     (36,000)
     Net Income                                                                                           8,491,000     8,491,000
                                                  ---------   ---------    ---------       -----------  -----------   -----------
Balances, December 31, 1995                       7,419,654   $  74,000    $(474,000)      $30,863,000      586,000  $ 31,049,000
                                                  =========   =========    =========       ===========  ===========  ============

     Shares issued for intangible assets             82,150       1,000                      2,299,000                  2,300,000
     Stock options exercised, net of
          shares tendered                           447,638       5,000                      2,062,000                  2,067,000
     Tax benefit of non-qualified stock
          options exercised                                                                    600,000                    600,000
     Previously recorded stock option
          compensation attributable to
          options exercised                                                                    534,000                    534,000
     Non-cash compensation expense
          attributable to options exercised                                                  3,202,000                  3,202,000
     Translation adjustment on investment
          in foreign subsidiaries                                           (455,000)                                    (455,000)
     Net income                                                                                           7,150,000     7,150,000
                                                  ---------   ---------    ---------       -----------  -----------   -----------
Balances, December 31, 1996                       7,949,442   $  80,000    $(929,000)      $39,560,000  $ 7,736,000  $ 46,447,000
                                                  =========   =========    =========       ===========  ===========  ============

     Stock options exercised, net of
          shares tendered                           257,666       2,000                      1,852,000                  1,854,000
     Tax benefit of non-qualified stock
          options exercised                                                                     87,000                     87,000
     Previously recorded stock option
          compensation attributable to
          options exercised                                                                    167,000                    167,000
     Translation adjustment on investment
          in foreign subsidiaries                                         (1,482,000)                                  (1,482,000)
     Net income                                                                                          10,806,000    10,806,000
                                                 ----------   ---------   -----------      -----------  -----------  ------------
Balances, December 31, 1997                       8,207,108   $  82,000  $(2,411,000)      $41,666,000  $18,542,000  $ 57,879,000
                                                 ==========   =========  ===========       ===========  ===========  ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PERCEPTRON, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 Years Ended December 31,
                                                                                     -----------------------------------------------
                                                                                          1997              1996            1995
                                                                                     --------------   ----------------    ----------
Cash flows from operating activities:
      Net income                                                                     $ 10,806,000     $  7,150,000     $  8,491,000

      Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
          Depreciation and amortization                                                 1,754,000          904,000          854,000
          Disposal of fixed assets                                                              0          293,000                0
          Non-cash stock compensation expense                                             167,000        3,202,000        1,377,000
          Changes in operating assets and liabilities:
             Accounts receivable and income
                 tax receivable                                                        (6,600,000)      (9,996,000)      (3,387,000)
             Inventories                                                                 (843,000)      (2,138,000)      (1,496,000)
             Prepaid expenses and deferred tax asset                                    1,792,000          510,000       (2,393,000)
             Accounts payable                                                          (1,913,000)         588,000        1,201,000
             Accrued payables and expenses                                             (1,853,000)       1,396,000        4,679,000
                                                                                     ------------     ------------     ------------
                Total adjustments                                                      (7,496,000)      (5,241,000)         835,000
                                                                                     ------------     ------------     ------------

             Net cash provided by operating activities                                  3,310,000        1,909,000        9,326,000
                                                                                     ------------     ------------     ------------

Cash flows (used in) investing activities:
        Capital expenditures                                                           (2,356,000)      (5,703,000)      (2,415,000)
        Purchases of marketable securities                                                      0       (2,500,000)               0
        Sales and maturities of marketable securities                                     500,000                0                0
                                                                                     ------------     ------------     ------------
             Net cash (used in) investing activities                                   (1,856,000)      (8,203,000)      (2,415,000)
                                                                                     ------------     ------------     ------------

Cash flows from financing activities:
      Principal payments under capital leases                                                   0                0          (94,000)
      Proceeds from issuance of short-term debt                                                 0          980,000          200,000
      Principal payments on short-term debt                                              (980,000)        (200,000)        (422,000)
      Proceeds from the exercise of stock options                                       1,854,000        2,071,000          594,000
      Tax benefit of non-qualified options exercised                                       87,000          600,000          150,000
                                                                                     ------------     ------------     ------------

        Net cash provided by financing activities                                         961,000        3,451,000          428,000
                                                                                     ------------     ------------     ------------

Effect of exchange rates on cash and cash equivalents                                    (391,000)        (175,000)          62,000
                                                                                     ------------     ------------     ------------

      Net increase/(decrease) in cash and cash equivalents                              2,024,000       (3,018,000)       7,401,000

      Cash and cash equivalents, beginning of year                                     12,424,000       15,442,000        8,041,000
                                                                                     ------------     ------------     ------------

      Cash and cash equivalents, end of year                                         $ 14,448,000     $ 12,424,000     $ 15,442,000
                                                                                     ============     ============     ============

Supplemental disclosure of cash flow information:

      Cash paid during the year for interest expense                                 $     31,000     $     24,000     $     45,000
                                                                                     ============     ============     ============

      Cash paid during the year for income taxes                                     $  2,889,000     $  2,711,000     $    318,000
                                                                                     ============     ============     ============

Non-cash transactions:

      Equipment acquired under capital leases                                        $          0     $          0     $    128,000
      Previously recorded compensation expense
           attributable to options exercised                                              167,000          534,000          127,000
      Intangible assets acquired for stock                                                      0        2,300,000                0


  The accompanying notes are an integral part of the consolidated financial statements

                        PERCEPTRON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

OPERATIONS

         Perceptron, Inc. and its wholly-owned subsidiaries (collectively, the "Company") are involved in the design, development, manufacture, and marketing of machine vision systems which are used primarily in the automotive industry, and to a lesser extent, in other industries.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of the Company give effect to the acquisition by the Company of Autospect, Inc., which was consummated on February 3, 1997, Trident Systems Inc. ("Trident") and Nanoose Systems Corporation ("Nanoose"), which acquisitions were consummated on April 30, 1997. The acquisitions are being accounted for as poolings-of-interest. Accordingly, all amounts for prior periods have been restated to include the financial results of the acquired companies.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to conform with current period presentations.

CURRENCY TRANSLATION

         The financial statements of the Company's wholly-owned foreign subsidiaries have been translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, with the functional currency being the local currency in the foreign country. Under this standard, translation adjustments are accumulated in a separate component of shareholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statement of income and were not material for 1997 and 1996.

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

         A significant portion of the Company's cash and cash equivalents were with one bank as of December 31, 1997 and 1996.

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

ACQUISITIONS

         Net sales and net income for the acquired companies and Perceptron for periods proceeding the acquisitions were as follows:


                                                   Year Ended                                    Year Ended
                                                December 31, 1996                               December 31, 1995
                                           Net Sales       Net Income                    Net Sales        Net Income
                                           --------------------------                    ---------------------------
Perceptron, as previously reported         $  49,679       $    7,894                    $   37,291       $   8,409
Trident and Nanoose                            7,933             (805)                        3,901            (350)
Autospect                                      3,990              453                         2,272             432
Consolidation adjustments                     (2,627)            (392)                         (310)              0
                                           ---------       ----------                    ----------       ---------

         Combined                          $  58,975       $    7,150                    $   43,154       $   8,491
                                           =========       ==========                    ==========       =========

INVENTORIES

         Inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out (FIFO) method. Inventories, net of reserves, are comprised of the following:

                                                      December 31,
                                   ---------------------------------------------
                                        1997                            1996
                                   -------------                   -------------
       Component parts             $   5,507,000                   $   4,627,000
       Work in process                   902,000                       1,829,000
       Finished goods                  1,610,000                         720,000
                                   -------------                   -------------
           Total                   $   8,019,000                   $   7,176,000
                                   =============                   =============

PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

         Property and equipment is recorded at cost. Depreciation related to machinery and equipment and furniture and fixtures is primarily computed on a straight-line basis over estimated useful lives ranging from three to ten years. Depreciation on buildings is computed on a straight-line basis over 37 1/2 years. Intangible assets are being amortized over approximately 5 years.

         When assets are retired, the costs of such assets and related accumulated depreciation or amortization are eliminated from the respective accounts, and the resulting gain or loss is reflected in the consolidated statement of income.

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

NET INCOME PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", for financial statements for the year ended December 31, 1997. Adoption of this standard did not have a material effect on reported earnings per share.

         Basic earnings per share is calculated by dividing net income by the average number of shares outstanding during the applicable period. Other obligations, such as stock options and warrants, are considered to be potentially dilutive common shares. The calculation of diluted earnings per share takes into account the effect of these potentially dilutive common shares.

Earnings per share were as follows:


                                               1997                      1996                      1995
                                     -------------------------  ------------------------  -------------------------
                                        Income        Shares       Income       Shares        Income       Shares

Net income and shares                  10,806,000    8,064,589    7,150,000    7,661,153    8,491,000     7,251,320
Basic Earnings Per Share                    $1.34                     $0.93                     $1.17

Net income and shares                  10,806,000    8,064,589    7,150,000    7,661,153    8,491,000     7,251,320
Net dilutive effect of stock
     options and warrants                       -      347,765            -      647,890            -       703,339
                                      -----------  -----------  -----------  -----------  -----------   -----------
Diluted income and shares              10,806,000    8,412,354    7,150,000    8,309,043    8,491,000     7,954,659
Diluted Earnings Per Share                  $1.28                     $0.86                     $1.07

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Fair value approximates carrying value because of the short maturity of the cash equivalents. Those with a greater life are recorded as marketable securities.

IMPAIRMENT OF LONG-LIVED ASSETS AND CERTAIN IDENTIFIABLE INTANGIBLES

         The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. The effect of adopting this standard was not material.

         The Company evaluates the carrying value of long-lived assets and long-lived assets to be disposed of for potential impairment on an ongoing basis. The Company considers projected future operating results, trends and other circumstances in making such estimates and evaluations.

FINANCIAL INSTRUMENTS

         The carrying amount of the Company's financial instruments, which include cash, marketable securities, accounts receivable, accounts payable, and amounts due to bank, approximates their fair value at December 31, 1997 and 1996. Fair values have been determined through information obtained from market sources and management estimates.

2.        MARKETABLE SECURITIES:

         At December 31, 1997 and 1996, marketable securities, which were classified as available for sale, consisted of mortgage backed securities whose fair value approximated cost. In 1997, proceeds from sales of available for sale securities were $500,000; no gross gains or losses were realized on those sales.

3.       CREDIT FACILITY:

         At December 31, 1997 the Company has unsecured credit facilities totaling $5.0 million U.S. and 1.0 million DM. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (8.25% as of December 31, 1997). The Company's credit facilities expire on May 31, 1998 unless canceled earlier by the Company or the bank. At December 31, 1996, borrowings under a portion of the facilities by Autospect and Trident, in the amounts of $830,000 and $150,000, respectively, were collateralized by substantially all of the assets of Autospect and Trident.

4.       LEASES:

         The following is a summary, as of December 31, 1997, of the future minimum annual lease payments required under the Company's real estate and other operating leases having initial or remaining non-cancelable terms in excess of one year:


      Year                                         Operating         Capital
      ----                                        ----------       -----------
      1998                                        $  724,000       $    27,000
      1999                                           646,000            14,000
      2000                                           620,000             2,000
      2001                                           617,000               ---
      2002                                           371,000               ---
                                                  ----------       -----------
      Total minimum lease payments                $2,978,000       $    43,000
                                                  ==========       ===========
      Less amount representing interest                            $     5,000
                                                                   -----------
      Present value of net minimum lease payments                  $    38,000
                                                                   ===========

         Rental expense for operating leases in 1997, 1996 and 1995 was $719,000, $480,000 and $484,000, respectively.

         Depreciation of the assets recorded under capital leases is included in depreciation expense. The net book value of the leased assets included in property and equipment at December 31, 1997 was $38,000.

5.       COMMITMENTS AND OTHER:

         The Company has committed to provide funding in the amount of $50,000 to a university in conjunction with research in manufacturing methods utilizing the Company's products and technology. At December 31, 1997, the Company had funded $25,000 of its commitment for the university's fiscal year ended June 30, 1998.

         In 1993, the Company was awarded a $1.22 million NIST-ATP grant from the United States Department of Commerce for software development related to high-speed image processing techniques for three-dimensional machine vision systems. In connection with this grant, the Company had subcontracted a portion of the research effort to a university and to an independent research institute, at a total cost of $1.0 million. This grant, now completed, provided the Company $0.4 million in 1994, $0.6 million in 1995, and $0.2 million in 1996. The Company included all development costs incurred internally and subcontracted to the independent research organization and to the university in engineering, research and development expense, and offset these costs with reimbursements from NIST.
Work under this grant has supplied the Company with a substantial repertoire of widely usable and tested machine vision algorithm components for use with its TriCam and LASAR products.

         In late 1995, Autospect received a $1.8 million NIST grant which will provide funding of $600,000 per year over three years for development of a system to measure the thickness of wet film (e.g. paint). Prototype testing of this system has begun. During 1997 and 1996, Autospect received revenue reimbursement of $0.6 million and $0.4 million, respectively, which offset the related costs.

         The Company uses, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports product, it generally enters into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At December 31, 1997 and 1996, the Company had no forward contracts outstanding.

6.       SHAREHOLDERS EQUITY:

         -  Stock options and warrants

         The Company maintains 1983 and 1992 Stock Option Plans covering substantially all company employees and certain other key persons. These Plans are administered by a committee of the Board of Directors. Activity under these Plans is shown in the following table:


                                             1997                         1996                           1995

                                                  Weighted                        Weighted                     Weighted
                                                   Average                         Average                      Average
                                                  Exercise                        Exercise                     Exercise
                                     Shares          Price        Shares             Price      Shares            Price
                                     -----------------------------------------------------------------------------------
Shares subject to option
Outstanding at beginning of period    953,511       $   15.22    1,060,943       $    8.26    1,318,740       $    5.85
New grants (based on fair value of
   Common Stock at dates of grant)    288,427           27.80      339,300           25.24      236,350           14.93
Exercised                            (228,653)           7.28     (430,129)           6.07     (353,944)           3.81
Terminated and expired                (25,020)          16.60      (16,603)           9.90     (140,203)           7.93
Outstanding at end of Period**        988,265           20.77      953,511           15.22    1,060,943            8.26
   Exercisable at end of period       237,180           16.42      154,287            9.36      231,738            8.13

** All outstanding shares at December 31, 1997, and December 31, 1996, are under the 1992 Plan.

         The following table summarizes information about stock options at December 31, 1997:


                                         Outstanding Stock Options                  Exercisable Stock Options
                           --------------------------------------------------       -------------------------
                                           Weighted-Average
     Range of                                  Remaining      Weighted-Average                  Weighted-Average
  Exercise Prices         Shares           Contractual Life    Exercise Price      Shares        Exercise Price
---------------------------------------------------------------------------------------------------------------
$   3.71 to  $  9.92     168,050                6.06 years        $   7.00         74,926          $   7.88
$  10.08 to  $ 19.58     148,154                7.11 years        $  12.23         56,298          $  12.39
$  20.63 to  $ 29.98     506,811                8.79 years        $  23.64         87,468          $  22.19
$  30.25 to  $ 36.50     165,250                8.92 years        $  33.61         18,488          $  36.02
---------------------------------------------------------------------------------------------------------------
$   3.71 to  $ 36.50     988,265                8.10 years        $  20.77        237,180          $  16.42
---------------------------------------------------------------------------------------------------------------

    Option prices for options granted under these plans must not be less than fair market value of the Company's stock on the date of grant. Options outstanding under these Plans generally become exercisable at 25 percent per year beginning one year after the date of the grant and expire ten years after the date of the grant. At December 31, 1997, options covering 237,180 shares were exercisable and options covering 211,576 shares were available for future grants under these plans.

         The Company also maintains a Director Stock Option Plan covering all non-employee directors. This Plan is administered by a committee of the Board of Directors.

                                             1997                         1996                           1995

                                                  Weighted                        Weighted                     Weighted
                                                   Average                         Average                      Average
                                                  Exercise                        Exercise                     Exercise
                                     Shares          Price       Shares              Price       Shares           Price
                                   ------------------------------------------------------------------------------------
Shares subject to option
Outstanding at beginning of period  108,000       $ 23.28         60,000          $ 12.58
New grants                           22,500       $ 28.00         64,500          $ 30.75         60,000       $  12.58
Exercised                           (30,000)      $ 12.83              0          $     0              0
Terminated and expired                    0       $     0        (16,500)         $ 13.55              0
Outstanding at end of period        100,500       $ 27.46        108,000          $ 23.28         60,000       $  12.58
   Exercisable at end of period      76,000       $ 27.21         45,000          $ 12.58              0

         The following table summarizes information about stock options outstanding at December 31, 1997 under the Directors Stock Option Plan:


                                         Outstanding Stock Options
                                           Weighted-Average                          Exercisable Stock Options
                          -----------------------------------------------------    ------------------------------
     Range of                                  Remaining      Weighted-Average                Weighted-Average
  Exercise Prices         Shares           Contractual Life    Exercise Price      Shares     Exercise Price
-----------------------------------------------------------------------------------------------------------------
$  11.83 to  $ 12.83      15,000                7.11 years        $  12.83         15,000          $  12.83
$  28.00 to  $ 30.75      85,500                8.78 years        $  30.03         61,000          $  30.75
-----------------------------------------------------------------------------------------------------------------
$  11.83 to  $ 30.75     100,500                8.53 years        $  27.46         76,000          $  27.21
-----------------------------------------------------------------------------------------------------------------


         Each non-employee director at the date the Director Stock Option Plan was adopted received, and each non-employee director as of the date they are first elected to the Board of Directors will receive, an option to purchase 15,000 shares of Common Stock (the "Initial Option"). Initial Options become exercisable in full on the first anniversary of the day of the grant. In addition, each non-employee director who has been a director for six months before the date of each Annual Meeting of Shareholders automatically will be granted, as of the date of such Annual Meeting, an option to purchase an additional 1,500 shares of Common Stock (the "Annual Option"). These Annual Options become exercisable in three annual increments of 33 1/3% of the shares subject to the option, and expire ten years from the date of the grant. Option prices for options granted under this plan must not be less than fair market value of the Company's stock on the date of grant. At December 31, 1997, 76,000 of these options were exercisable and options covering 45,000 shares were available for future grants under this plan.

         The estimated fair value as of the date options were granted in 1997 and 1996, using the Black-Scholes option-pricing model was as follows:

                                                           1997              1996            1995
                                                      -------------     -------------    ------------
         Weighted average estimated fair
              value per share of options granted
              during the year                          $    12.82       $    16.55       $    12.33

         Assumptions:
              Amortized dividend yield                       -                -                -
              Common Stock price volatility                 42.57%           57.94%           57.94%
              Risk-free rate of return                       6.20%            5.78%            6.46%
              Expected option term (in years)                5                6                6

         The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective with the 1996 financial statements, but elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. APB 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options has been recognized under the provisions of APB 25. If compensation cost had been determined based on the estimated fair value of options granted in 1997, 1996 and 1995, consistent with the methodology in SFAS 123, the Company's net income and income per share would have been adjusted to the pro forma amount indicated below:


                                                                     1997              1996                    1995
                                                                --------------     -------------           -------------
         Net income
            ..As reported                                       $   10,806,000     $   7,150,000           $  8,491,000
            ..Pro forma                                         $    8,379,000     $   4,051,000           $  7,625,000

         Earnings per share - diluted
            ..As reported                                       $        1.28      $         .86           $       1.07
            ..Pro forma                                         $        1.00      $         .49           $        .96

         The Company granted warrants to an independent research institute to purchase 30,000 shares of Common Stock, 15,000 which were exercised in 1996 and 15,000 of which expire in 1998. The exercise price of these warrants is $11.17 per share.

NON-CASH STOCK COMPENSATION EXPENSE

         Beginning in late 1994, some participants in the Company's stock option plan used Perceptron stock options to pay the exercise price of stock options issued under the plan. Accounting rules required the recording of a non-cash compensation expense relating to certain option exercises during 1996 and 1995.

7.       401K PLAN:

         The Company has 401(k) tax deferred savings plans that cover all eligible employees. The Company may make discretionary contributions to the plans. The Company's contributions to the plans during 1997, 1996 and 1995 were $361,000, $292,000 and $181,000, respectively.

8.       INCOME TAXES:

         The income tax provision reflected in the statement of income consists of the following for the years ending December 31, 1997 and 1996:


                                                                                         1997                 1996
                                                                                    -------------        -------------
              Current provision:
                  U.S. federal                                                      $   2,591,000        $   1,184,000
                  Foreign                                                               1,227,000            1,136,000
              Deferred taxes                                                            1,385,000              775,000
                                                                                    -------------        -------------
                     Total provision                                                $   5,203,000        $   3,095,000
                                                                                    =============        =============

         The Company's deferred tax assets are substantially represented by the tax benefit of future deductions represented by reserves for bad debts, warranty expenses and inventory obsolescence. The components of deferred tax assets as of December 31, 1997 and 1996 were as follows:


                                                                                        1997                  1996
                                                                                    -------------        -------------
Minimum tax credits                                                                 $           0        $     400,000
Investment tax credits                                                                          0              100,000
Research activities and general business credits                                                0              600,000
Other, principally reserves                                                               180,000              465,000
                                                                                    -------------        -------------
         Subtotal                                                                         180,000            1,565,000
                                                                                    -------------        -------------
         Deferred tax asset                                                         $     180,000        $   1,565,000
                                                                                    =============        =============

Rate reconciliation:                                                                     1997                1996
                                                                                    -------------        -------------
         Provision at U.S. statutory rate                                                  34%                  34%
         Recognition of net operating loss carryforwards and other credits                   0                   2%
         Net effect of taxes on foreign activities                                       (1.5%)                 (4%)
         Change in valuation allowance                                                       0                  (2%)
                                                                                    -------------        -------------
                                                                                         32.5%                   30%
                                                                                    =============        =============



         No provision was made with respect to retained earnings as of December 31, 1997 that have been retained for use by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings.

9.       INFORMATION ABOUT MAJOR CUSTOMERS:

         The Company sells its products directly to both domestic and international automotive assembly companies. During 1997, 38% of net sales were derived from three automotive companies. During 1996 and 1995, 46% and 34% of net sales, respectively, were derived from these same three automotive companies. Net sales by the Company to each of these three companies exceeded 7% in 1997, 12% in 1996, and 7% in 1995. The Company also sells to system integrators or original equipment manufacturers ("integrators"), who in turn sell to these same automotive companies. For the years ended December 31, 1997, 1996 and 1995, 17%, 16% and 26% of net sales, respectively, were to integrators for the benefit of the same three automotive companies.

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

11.      FOREIGN OPERATIONS:

         The Company operates in two primary geographic areas: North America and Europe, with limited operations in Asia and South America. Geographical area data is as follows ($000):

                                                                         Years ended December 31,
                                                         -------------------------------------------------
                                                              1997              1996             1995
                                                           ----------       ----------        ----------
Net sales:
         North America*                                    $   58,423       $   53,217        $   32,762
         Europe, Asia and South America                        16,847           12,744            13,049
         Intercompany Sales                                   (10,168)          (6,986)           (2,657)
                                                           ----------       ----------        ----------

                  Total Net Sales                          $   65,102       $   58,975        $   43,154
                                                           ==========       ==========        ==========

Income from operations:
         North America*                                    $    9,319       $    4,905        $    1,945
         Europe, Asia and South America                         5,799            4,597             5,754
                                                           ----------       ----------        ----------

                  Total Income from Operations             $   15,118       $    9,502        $    7,699
                                                           ==========       ==========        ==========

Identifiable assets at December 31:
         North America*                                    $   55,980       $   48,959        $   34,244
         Europe, Asia and South America                        12,162           12,497             7,773
                                                           ----------       ----------        ----------

                  Total Assets                             $   68,142       $   61,456        $   42,017
                                                           ==========       ==========        ==========

--------------------------
         * Includes intercompany amounts; intercompany sales prices are based on cost plus a transfer fee.

12.      INTANGIBLE ASSETS:

         On November 26, 1996, the Company's German subsidiary acquired the assets of a division of HGV Vosseler GmbH ("Vosseler") engaged in the development and sale of non-contact three-dimensional measurement systems for aggregate consideration consisting of 82,150 shares of Common Stock and DM 300,000 and recorded $2.3 million in intangible assets relating to the acquisition.

13.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

         Selected unaudited quarterly financial data for the years ended December 31, 1997 and 1996, are as follows ($000's except earnings per share):


                                                                  Quarter ended
                                         ---------------------------------------------------------------
1997                                        3-31              6-30             9-30              12-31
----                                     ---------         --------         ---------           -------
Net Sales                                $  12,383         $ 18,806         $  16,256           $  17,657
Gross profit                                 6,930           12,158            10,007              10,930
Net income                                     911            3,771             2,778               3,346
Basic earnings per share                 $     .11         $    .47         $     .34           $     .41
Diluted earnings per share                     .11              .45               .33                 .40


1996                                        3-31              6-30             9-30                 12-31
----                                     ---------         --------         ---------           ---------
Net sales                                  $10,117         $ 13,823         $  15,008           $  20,027
Gross profit                                 5,948            8,242             9,390              11,787
Net income                                     755              964             1,541               3,890
Basic earnings per share                 $     .10         $    .13         $     .20           $     .49
Diluted earnings per share                     .09              .12               .19                 .46

14.      SUBSEQUENT EVENT (UNAUDITED):

         On March 23, 1998, the Board of Directors implemented a Shareholder Rights Plan ("Rights Plan").

         In connection with the adoption of the Rights Plan, the Board of Directors declared a dividend of one right to purchase one one-hundredth (1/100th) of a share of Series A Preferred Stock on each share of its outstanding Common Stock. The initial exercise price of a right is $135 and the rights expire on March 23, 2008. Distribution of these rights will be made to shareholders of record on April 6, 1998.

         The rights will generally become exercisable if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer which would cause that result. In addition, generally if a person or group acquires 15% or more of the Company's Common Stock, the Rights will entitle shareholders (other than the acquirer) to purchase the Company's Common Stock, or in certain cases, stock of the acquirer, at a discount to market prices.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         No response to Item 9 is required.

                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the captions "Matters to Come before the Meeting - Proposal 1: Election of Directors," "Further Information - Executive Officers" and "Further Information - Share Ownership of Management and Certain Shareholders" of the registrant's proxy statement for 1998 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.


ITEM 11:  EXECUTIVE COMPENSATION

         The information contained under the caption "Further Information - Compensation of Directors and Executive Officers" of the Proxy Statement is incorporated herein by reference.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the captions "Further Information - Share Ownership of Management and Certain Shareholders Principal Shareholders" and "Further Information - Share Ownership of Management and Certain Shareholders - Beneficial Ownership by Directors and Executive Officers" of the Proxy Statement is incorporated herein by reference.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         No response to Item 13 is required.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

         A.       Financial Statements and Schedules Filed

                  1. Financial Statements - see Item 8 of this report.

                  2. Financial Statement Schedule - the schedule filed with
                     this report is listed on page 35.

                  3. Exhibits - the exhibits filed with this report are listed on pages 37 through 39.

         B. Reports on Form 8-K: The Company did not file any reports on Form 8-K in the fourth quarter of 1997 with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PERCEPTRON, INC.
                                            (Registrant)




                                       By:      /S/ Alfred A. Pease
                                            ---------------------------------
                                            Alfred A. Pease, Chairman, President
                                            and Chief Executive Officer

                                            Date:  March 23, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signatures                         Title                                                Date
/S/ Alfred A. Pease                         Chairman of the Board,                               March 23, 1998
------------------------------------        President, Chief Executive Officer
Alfred A. Pease

/S/ John G. Zimmerman                       Vice President and Chief                             March 23, 1998
------------------------------------        Financial Officer (Principal Financial Officer)
John G. Zimmerman

/S/ Paul J. Tripodi                         Controller (Principal Accounting Officer)            March 23, 1998
------------------------------------
Paul J. Tripodi

/S/ David J. Beattie                        Director                                             March 23, 1998
------------------------------------
David J. Beattie

Philip J. DeCocco                           Director                                             March 23, 1998
------------------------------------
Philip J. DeCocco

/S/ Robert S. Oswald                        Director                                             March 23, 1998
------------------------------------
Robert S. Oswald

/S/ Harry T. Rein                           Director                                             March 23, 1998
------------------------------------
Harry T. Rein

/S/ Louis R. Ross                           Director                                             March 23, 1998
------------------------------------
Louis R. Ross

/S/ Terryll R. Smith                        Director                                             March 23, 1998
------------------------------------
Terryll R. Smith

                        PERCEPTRON, INC. AND SUBSIDIARIES
                     INDEX TO FINANCIAL STATEMENTS SCHEDULE




Financial Statements Schedule:

Designation                      Description                                               Page
------------                     -----------                                               ----
Schedule II                      Valuation and qualifying accounts                           36

The schedules not filed are omitted because they are not required, the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                 SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS



                                                     CHARGED TO
                                  BEGINNING          COSTS AND                                    ENDING
DESCRIPTION                       BALANCE            EXPENSE               CHARGE-OFFS            BALANCE
                                  ---------          ----------            -----------            -------
December 31, 1995:
-----------------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS                           $ 236,000          $    35,000         $   236,000          $    35,000

INVENTORY RESERVES                 $ 700,000          $   125,000         $   155,000          $   670,000



December 31, 1996:
-----------------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS                           $  35,000          $    84,000         $    11,000          $   108,000

INVENTORY RESERVES                 $ 670,000          $   200,000         $    10,000          $   860,000



December 31, 1997:
-----------------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS                           $ 108,000          $   104,000         $    37,000          $   175,000

INVENTORY RESERVES                 $ 860,000          $         0         $         0          $   860,000


                                  EXHIBIT INDEX


EXHIBIT NO.              DESCRIPTION OF EXHIBITS
----------               -----------------------

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

      4.3 Credit Authorization Agreement, dated June 25, 1997, between Perceptron, Inc. and NBD Bank and related Master Demand Business Loan Note are incorporated herein by reference to Exhibit 4.4 of the Company's Report on Form 10-Q for the Quarter Ended June 30, 1997.

      4.4 Form of certificate representing Rights (included as Exhibit B to the Rights Agreement filed as Exhibit 4.5) is incorporated herein by reference to Exhibit 2 of the Company's Report on Form 8-K filed March 24, 1998. Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the earlier of (i) the tenth business day after the Shares Acquisition Date (or, if the tenth day after the Shares Acquisition Date occurs before the Record Date, the close of business on the Record Date) (or, if such Shares Acquisition Date results from the consummation of a Permitted Offer, such later date as may be determined before the Distribution Date, by action of the Board of Directors, with the concurrence of a majority of the Continuing Directors), or (ii) the tenth business day (or such later date as may be determined by the Board of Directors, with the concurrence of a majority of the Continuing Directors, prior to such time as any person becomes an Acquiring Person) after the date of the commencement of, or first public announcement of the intent to commence, a tender or exchange offer by any person or group of affiliated or associated persons (other than the Company or certain entities affiliated with or associated with the Company), other than a tender or exchange offer that is determined before the Distribution Date to be a Permitted Offer, if, upon consummation thereof, such person or group of affiliated or associated persons would be the beneficial owner of 15% or more of such outstanding shares of Common Stock.

      4.5 Rights Agreement, dated as of March 24, 1998, between Perceptron, Inc. and American Stock Transfer & Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit 2 of the Company's Report on Form 8-K filed March 24, 1998.

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

      10.6 Development and Purchase Agreement between DeMattia Development Company, Plymouth-West Limited Partnership and Perceptron, Inc. dated June 2, 1996 is incorporated by reference to Exhibit 10.51 to the Company's Report on Form 10-Q for the Quarter Ended June 30, 1996.

      10.7@ Amended and Restated 1992 Stock Option Plan is incorporated herein by reference to Exhibit 10.53 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1996.

      10.8@ First Amendment to Amended and Restated 1992 Stock Plan is incorporated by reference to Exhibit 10.39 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1997.

      10.9@ Form of Stock Option Agreements for July 1993 Stock Option Grants is incorporated herein by reference to
                         Exhibit 10.23 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1993, and Exhibit 10.32 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1994.

      10.10@ Form of Stock Option Agreements for Performance Options is incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1993. The performance standards under these options were waived effective March 2, 1994.

      10.11@ First Amendments to Stock Option Agreements for Performance Options is incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994.

      10.12@ Form of Stock Option Agreements under 1992 Stock Option Plan, (Team Members and Officers) prior to February 9, 1995, is incorporated herein by reference to Exhibit
                         10.28 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1993.

      10.13@ Forms of Master Amendments to Stock Option Agreements (Team Members and Officers) under 1992 Stock Option Plan, prior to February 9, 1995 is incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994.

      10.14@ Forms of Incentive Stock Option Agreements (Team Members and Officers) under 1992 Stock Option Plan after February 9, 1995 is incorporated by reference to
                         Exhibit 10.23 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994.

      10.15@ Forms of Incentive Stock Option Agreements (Team Members and Officers) and Non-Qualified Stock Option Agreements under 1992 Stock Option Plan after January 1, 1997, and Amendments to existing Stock Option Agreements under the 1992 Stock Option Plan is incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996.

      10.16@ Incentive Stock Option Agreement, dated February 14, 1996, between the Company and Alfred A. Pease is incorporated by reference to Exhibit 10.29 of the Company's Annual Report on From 10-K for the Year Ended December 31, 1995.

      10.17@ Non-qualified Stock Option Agreement, dated February 14, 1996, between the Company and Alfred A. Pease is incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995.

      10.18@ Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.56 to the Company's Report on Form 10-Q for the Quarter Ended September 30, 1996.

      10.19@ Form of Non-Qualified Stock Option Agreements and Amendments under the Director Stock Option Plan is incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996.

      10.20*@ 1998 Global Team Member Stock Option Plan and Form of Non-Qualified Stock Option Agreements under such Plan.

      10.21@ 1995 Management Bonus Plan is incorporated herein by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995.

      10.22@ 1996 Management Bonus Plan is incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996.

      10.23*@            1997 Management Bonus Plan.

      10.24@ Amended and Restated Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.54 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1996.

      10.25@ Letter Agreement, dated February 14, 1996, between the Company and Alfred A. Pease is incorporated herein by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996.

      21.*               A list of subsidiaries of the Company.

      23.*               Consent of Experts.

      27.*               Financial Data Schedule.


-----

* Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

@     Indicates a management contract, compensatory plan or arrangement.