Form 10-Q
period 1998-03-31
PERCEPTRON INC/MI
filed 1998-05-14
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.


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


                                 (734) 414-6100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                                           No
            --------                                          --------

The number of shares outstanding of each of the issuer's classes of common stock as of May 8, 1998 was:

Common Stock, $0.01 par value                                   8,321,906
-----------------------------                              ------------------
             Class                                          Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                       Page
                                                                                       ----
                          PART I. FINANCIAL INFORMATION
ITEM 1            Financial Statements

                  Condensed Consolidated Balance Sheets - March 31, 1998                3
                  and December 31, 1997

                  Condensed Consolidated Statements of Income - Three
                  Months Ended March 31, 1998 and 1997                                  4

                  Condensed Consolidated Statements of Cash Flows - Three
                  Months Ended March 31, 1998 and 1997                                  5

                  Notes to Condensed Consolidated Financial Statements                6-8

ITEM 2            Management's Discussion and Analysis of Financial Condition        8-11
                  and Results of Operations

ITEM 3            Quantitative and Qualitative Disclosures About Market Risk           11

                           PART II. OTHER INFORMATION

ITEM 1            Legal Proceedings                                                    11

ITEM 6            Exhibits and Reports on Form 8-K                                     12

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                        March 31,      December 31,
                                                                                           1998           1997
                                                                                       ------------   ------------
ASSETS
         Current assets:
              Cash and cash equivalents                                                $ 15,828,000    $ 14,448,000
              Marketable securities                                                               0       2,000,000
              Accounts receivable, net of reserves of $150,000 and $175,000              24,037,000      30,692,000
              Inventories, net of reserves of $750,000 and $860,000                      10,075,000       8,019,000
              Income tax receivable                                                         838,000               0
              Prepaid expenses and deferred tax asset                                       987,000         708,000
                                                                                       ------------    ------------
                    Total current assets                                                 51,765,000      55,867,000
                                                                                       ------------    ------------
         Property and equipment:
              Building and land                                                           5,982,000       5,982,000
              Machinery and equipment                                                     6,927,000       6,638,000
              Furniture and fixtures                                                      1,312,000       1,312,000
                                                                                       ------------    ------------
                                                                                         14,221,000      13,932,000
              Less:  Accumulated depreciation and amortization                           (3,372,000)     (3,308,000)
                                                                                       ------------    ------------
                    Net property and equipment                                           10,849,000      10,624,000

         Intangible assets, net of accumulated amortization of $479,000 and $394,000      1,509,000       1,651,000
                                                                                       ------------    ------------
                    Total assets                                                       $ 64,123,000    $ 68,142,000
                                                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
              Accounts payable                                                            2,135,000       2,979,000
              Accrued payables and expenses                                               4,843,000       5,929,000
              Accrued compensation expense                                                1,115,000       1,355,000
                                                                                       ------------    ------------
                    Total current liabilities                                             8,093,000      10,263,000
                                                                                       ------------    ------------
         Shareholders' equity:
              Preferred Stock, no par value, 1,000,000 shares authorized,
                none issued                                                                       0               0
              Common Stock, $0.01 par value; 19,000,000 shares authorized,
                8,256,000 and 8,207,000 issued and outstanding at
                March 31, 1998, and December 31, 1997, respectively                          83,000          82,000
              Cumulative translation adjustments                                         (2,770,000)     (2,411,000)
              Additional paid-in capital                                                 41,839,000      41,666,000
              Retained earnings                                                          16,878,000      18,542,000
                                                                                       ------------    ------------
                                                                                       $ 56,030,000    $ 57,879,000
                                                                                       ------------    ------------
                    Total liabilities and shareholders' equity                         $ 64,123,000    $ 68,142,000
                                                                                       ============    ============



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1998            1997
                                                 ----------------------------
Net sales                                         $ 8,755,000     12,383,000

Cost of sales                                       4,316,000      5,453,000
                                                  -----------     ----------
         Gross profit                               4,439,000      6,930,000
                                                  -----------     ----------
Selling, general and administrative expense         4,443,000      3,572,000

Engineering, research and development expense       2,743,000      2,209,000
                                                  -----------     ----------
         Income (loss) from operations             (2,747,000)     1,149,000
                                                  -----------    -----------
Interest income, net                                  245,000        180,000
                                                  -----------     ----------
Income (loss) before provision for income taxes    (2,502,000)     1,329,000

Provision for income taxes (credit)                  (838,000)       418,000
                                                  -----------     ----------
         Net income (loss)                        $(1,664,000)   $   911,000
                                                  ===========    ===========
Earnings (loss) per share:
         Basic                                    $      (.20)   $       .11
                                                  ===========    ===========
         Diluted                                  $      (.20)   $       .11
                                                  ===========    ===========

Weighted average common shares outstanding:
         Basic                                      8,234,570      7,974,551
                                                  ===========    ===========
         Diluted                                    8,234,570      8,462,962
                                                  ===========    ===========




   The accompanying notes are an integral part of the condensed consolidated financial statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Three Months Ended March 31,
                                                                                 ----------------------------------
                                                                                    1998                  1997
                                                                                 ------------         -------------
Cash flows from operating activities:
  Net income (loss)                                                              $ (1,664,000)         $    911,000
                                                                                 ------------          ------------
Adjustments to reconcile net income (loss) to net cash provided by (used
  in) operating activities:
     Depreciation and amortization                                                    543,000               425,000
     Changes in operating assets and liabilities:
         Accounts receivable and income
             tax receivable                                                         5,587,000             6,380,000
         Inventories                                                               (2,056,000)               66,000
         Prepaid expenses and other current assets                                   (279,000)              348,000
         Accounts payable                                                            (844,000)           (1,186,000)
         Accrued payables and expenses                                             (1,326,000)           (1,204,000)
                                                                                 ------------          ------------
            Total adjustments                                                       1,625,000             4,829,000
                                                                                 ------------          ------------
         Net cash provided by (used in) operating activities                          (39,000)            5,740,000
                                                                                 ------------          ------------
Cash flows from investing activities:
     Capital expenditures                                                            (683,000)           (3,283,000)
     Sales and maturities of marketable securites                                   2,000,000                     0
                                                                                 ------------          ------------
         Net cash provided by (used in) investing activities                        1,317,000            (3,283,000)

Cash flows from financing activities:
     Repayment of short-term debt                                                           0              (830,000)
     Proceeds from the exercise of options                                            627,000               650,000
     Repurchase of company stock                                                     (453,000)                    0
                                                                                 ------------          ------------
         Net cash provided by (used in) financing activities                          174,000              (180,000)
                                                                                 ------------          ------------
Effect of exchange rates on cash and cash equivalents                                 (72,000)             (265,000)
                                                                                 ------------          ------------
     Net increase in cash and cash equivalents                                      1,380,000             2,012,000

     Cash and cash equivalents, beginning of year                                  14,448,000            12,424,000
                                                                                 ------------          ------------
     Cash and cash equivalents, end of period                                    $ 15,828,000          $ 14,436,000
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

                        PERCEPTRON, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  FINANCIAL STATEMENT PRESENTATION

         Information for the three months ended March 31, 1998 and 1997 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the management of Perceptron, Inc. ("Perceptron" or the "Company") consider necessary for fair presentation of financial position, results of operations and cash flows. In accordance with the instructions for the completion of the Quarterly Report on Form 10Q, certain information and footnote disclosures necessary to comply with generally accepted accounting principles have been condensed or omitted. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

         These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which contain summaries of Perceptron's accounting principles and other footnote information. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

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

NOTE 2.  INVENTORY

         Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first in, first out (FIFO) method. Inventory, net of reserves, is comprised of the following:

                                                               March 31,              December 31,
                                                                1998                      1997
                                                             -------------          --------------

Component parts          ........................          $     6,146,000          $    5,507,000
Work in process          ........................                1,216,000                 902,000
Finished goods           ........................                2,713,000               1,610,000
                                                           ---------------          --------------
        Total....................................          $    10,075,000          $    8,019,000
                                                           ===============          ==============

NOTE 3.  EARNINGS (LOSS) PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", for financial statements for the year ended December 31, 1997. Adoption of this standard did not have a material effect on reported earnings per share.

         Basic earnings (loss) per share is calculated by dividing net income by the average number of shares outstanding during the applicable period. Other obligations, such as stock options and warrants, are considered to be potentially dilutive common shares. The calculation of diluted earnings per share takes into account the effect of these potentially dilutive common shares.

Earnings (loss) per share were as follows:

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                        1998                                      1997
                                          --------------------------------         --------------------------------
                                          Income (loss)            Shares            Income               Shares

Net income (loss) and shares              $(1,664,000)           8,234,570         $   911,000           7,974,551
Basic earnings (loss) per share           $      (.20)                             $       .11

Net income (loss) and shares               (1,664,000)           8,234,570             911,000           7,974,551
Net dilutive effect of stock
     options and warrants                          --                    0                  --             488,411
                                          -----------          -----------         -----------         -----------
Diluted income (loss) and shares          $(1,664,000)           8,234,570         $   911,000           8,462,962
Diluted earnings (loss) per share         $      (.20)                             $       .11

         Potentially diluted securities of 177,645 shares were excluded from the calculation during 1998 because the effect would have been anti-dilutive.


NOTE 4.  COMMITMENTS AND CONTINGENCIES

         The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than the indemnification matter and the complaint discussed in the following paragraph.

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

NOTE 5.  CREDIT FACILITIES

         The Company has unsecured bank credit facilities of $5.0 million US and
1.0 DM, which may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs or equipment purchases will bear interest at the bank's prime rate (8.25% as of April 15, 1998). These credit facilities expire on May 31, 1998 unless canceled earlier by the Company or the bank. The Company expects to renew these credit facilities.

NOTE 6.  FOREIGN EXCHANGE CONTRACTS

         The Company may use, from time to time, a limited hedging program to minimize the impact of currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At March 31, 1998, the Company had no forward contracts outstanding.

NOTE 7.  COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement, including foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale, among others. The Company's total comprehensive income was as follows, in thousands:


                                                                  Three Months Ended March 31,
                                                                 1998                     1997
                                                            ---------------         --------------
Net income (loss) ...............................          $        (1,664)         $          911
Other comprehensive income (loss), foreign
   currency translation adjustments..............                     (359)                   (718)
                                                           ----------------         --------------
     Total comprehensive income (loss)...........          $        (2,023)         $          193
                                                           ================         ==============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         Net Sales. The Company's net sales decreased by 29.0% from $12.4 million in the first quarter of 1997 to $8.8 million in the first quarter of 1998. The decrease of $3.6 million in net sales is primarily attributable to decreased sales to automotive customers, down by $2.7 million from the same quarter last year. Domestic automotive sales for the first quarter of 1998 were down by $2.7 million, from $7.6 million in 1997 to $4.9 million in 1998, and international automotive sales were even at $2.4 million for 1997 and 1998. Non-automotive sales were down by $0.9 million for 1998 versus 1997, at $1.5 million versus $2.4 million. The P-1000 product accounted for 44% of sales in the first quarter of 1998, versus 64% in 1997. The RGS and NCA systems accounted for 30% of net sales in the first quarter of 1998, up from 10% in 1997. Forest product sales accounted for 17% of net sales in the first quarter of 1998, versus 19% in 1997.

         New order bookings during the first quarter of 1998 totaled $5.4 million compared to $18.4 million in the first quarter of 1997. The decrease of $13.0 million is principally attributable to the timing of orders from Perceptron, Inc. domestic automotive customers, down by $9.5 million on a comparative basis, in addition to a decrease of $3.1 million on a comparative basis from European and Asian customers. Non-automotive bookings were down by $0.3 million for the first quarter, down from $1.0 million in 1997 to $0.7 million in 1998. Bookings for the P-1000 systems accounted for 46% of the total in the first quarter of 1998, versus 74% of bookings in 1997. RGS and NCA bookings were 20% of the total in first quarter 1998, versus 9% in 1997. Forest product bookings represented 13% of the total in the first quarter of 1998, versus 6% in 1997.

         New order bookings are dependent primarily on the timing of customer re-tooling programs, and accordingly may vary significantly from month to month. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.

         Backlog at March 31, 1998, totaled $20.8 million, compared to $24.2 million at December 31, 1997, and $29.2 million at March 31, 1997. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in backlog by December 31, 1998.

         Gross profit. Gross profit decreased from $6.9 million in the first quarter of 1997 to $4.4 million in the first quarter of 1998. Gross profit as a percentage of net sales decreased from 56.0% in the first quarter of 1997 to 50.7% in the first quarter of 1998. The decrease is due primarily to fixed manufacturing expenses in relationship to the lower sales volumes for 1998.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $3.6 million in the first quarter of 1997 to $4.4 million in the first quarter of 1998. This change is principally due to increased personnel and related expenses to support the planned 1998 operating activity, both domestically and internationally. As a percentage of sales, selling, general and administrative expenses increased from 28.8% in the first quarter of 1997, to 50.7% in the first quarter of 1998 due to the lower sales base.

         Engineering, research and development expense. Engineering, research and development expenses increased from $2.2 million in the first quarter of 1997, to $2.7 million in the first quarter of 1998, due primarily to increased personnel, engineering supplies and contracted design work to support the new product development efforts. As a percentage of net sales, research and development expense increased from 17.8% in the first quarter of 1997 to 31.3% in the first quarter of 1998 due to the lower sales base.

         Interest income, net. Interest income increased from $180,000 in the first quarter of 1997, to $245,000 in the first quarter of 1998, due to the elimination of interest expense early in 1997 on indebtedness of the subsidiaries acquired during 1997, which acquisitions were accounted for as poolings-of-interest.

         Income (loss) before provision for income taxes. During the first quarter of 1997, Perceptron had income before provision for income taxes of $1.3 million, representing 10.7% of net sales, as compared to a loss before provision for income taxes of $2.5 million, representing (28.6%) of net sales, in the first quarter of 1998.

         Provision for income taxes (credit). For the three months ended March 31, 1998, the Company recorded a $0.8 million tax benefit for income taxes, representing an estimated effective tax rate of 33.5%. This was compared to the 1997 effective tax rate of 32.5%.

         Net income (loss). During the first quarter of 1997, Perceptron had net income of $911,000 representing 7.4% of net sales, as compared to net loss of $1.7 million in the first quarter of 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and marketable securities as of March 31, 1998, totaled $15.8 million, as compared with $16.4 million as of December 31, 1997. This decrease was due primarily to the net loss recorded in the quarter and the increase in inventory and payments on accounts payable and accrued expenses, partially offset by accounts receivable collections in the quarter.

         The Company has unsecured credit facilities totaling $5.0 million U.S. and 1.0 million DM. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs and equipment purchases will bear interest at the bank's prime rate (8.25% as of April 15, 1998). The credit facilities expire on May 31, 1998 unless canceled earlier by the Company or the bank. As of March 31, 1998, Perceptron had no short-term or long-term debt. The Company expects to renew these credit facilities.

         The Company's working capital decreased to $43.7 million at March 31, 1998, from $45.6 million at December 31, 1997. Accounts receivable decreased from $30.7 million as of December 31, 1997 to $24.0 million as of March 31, 1998 primarily as a result of collections. The increase of approximately $2.1 million in inventory is due primarily to an increase in component parts inventory in preparation for future 1998 operating activity. The decrease of $2.2 million in current liabilities is due primarily to the payment of 1997 accounts payable and performance bonuses.

         The Company does not believe that inflation has had any significant impact on historical operations, and does not expect any significant near-term inflationary impact.

         The Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated 1998 cash flow requirements.

         The Company has experienced short-term delays in bringing some of its new products to market. The Company expects the results for the quarter ended June 30, 1998 to be significantly better than those of the quarter ended March 31, 1998, but below those of the quarter ended June 30, 1997. As a result of the delays, a net loss is possible for the six months ended June 30, 1998. As these and other new product introductions take hold, the Company expects to see a marked improvement in the second half of 1998.

Safe Harbor Statement

         Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operation may be "forward looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to 1998 revenue and earnings levels and the timing of new product releases. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, and the effect of economic conditions.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

 PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company has a suit pending against Sensor Adaptive Machines, Inc. ("SAMI") and Timothy Pryor ("Pryor") alleging breach of non-compete agreements provided by SAMI and Pryor to the Company prior to their expiration in July 1995 and seeking damages and equitable relief. SAMI and Pryor filed counterclaims against the Company alleging, in part, that the Company is engaged in unlawful monopolization and tortious interference with business practice and seeking damages. The Company believes that these counterclaims are without merit and intends to vigorously pursue its claims and defend these counterclaims. This matter, which was originally filed in June 1996, is pending in the U.S. District Court for the Eastern District of Michigan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (A)   Exhibits

                        3.1 Restated Articles of Incorporation, as amended through March 23, 1998.

                        27.  Financial Data Schedule


                  (B)   Reports on Form 8-K

                        The Company filed a Current Report on Form 8-K dated March 25, 1998, which disclosed information under
                        Item 5 concerning a Rights Agreement entered into by the Company and the declaration of a dividend distribution of rights thereunder.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PERCEPTRON, INC.
                                    (Registrant)


Date:    May 13, 1998               By:      /S/  Alfred A. Pease
                                             ------------------------------
                                             Alfred A. Pease, President
                                             and Chief Executive Officer


Date:    May 13, 1998               By:      /S/  John G. Zimmerman
                                             ------------------------------
                                             John G. Zimmerman
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


Date:    May 13, 1998               By:      /S/  Paul J. Tripodi
                                             ------------------------------
                                             Paul J. Tripodi, Controller
                                             (Principal Accounting Officer)

                                Exhibit Index
                                -------------


Exhibit No.               Description
-----------               -----------

    3.1 Restated Articles of Incorporation, as amended through March 23, 1998

     27                   Financial Data Schedule