Form 10-Q
period 1998-06-30
PERCEPTRON INC/MI
filed 1998-08-14
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.


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

      Yes    X                                             No
          ------                                             ------

The number of shares outstanding of each of the issuer's classes of common stock as of August 11, 1998 was:

Common Stock, $0.01 par value                                      8,241,717
-----------------------------                                 ------------------
             Class                                             Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES


                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                         Page

ITEM 1     Financial Statements

           Condensed Consolidated Balance Sheets - June 30, 1998           3
           and December 31, 1997

           Condensed Consolidated Statements of Income - Three and
           Six Months Ended June 30, 1998 and 1997                         4

           Condensed Consolidated Statements of Cash Flows - Six
           Months Ended June 30, 1998 and 1997                             5

           Notes to Condensed Consolidated Financial Statements            6-8


ITEM 2     Management's Discussion and Analysis of Financial Condition     9-13
           and Results of Operations

ITEM 3     Quantitative and Qualitative Disclosures About Market Risk      13


                          PART II. OTHER INFORMATION


ITEM 1     Legal Proceedings                                               14

ITEM 4     Submission of Matters to a Vote of Security Holders             15

ITEM 6     Exhibits and Reports on Form 8-K                                16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                 June 30,       December 31,
                                                                                  1998             1997
                                                                              ------------     -------------
ASSETS

         Current assets:
              Cash and cash equivalents                                       $ 10,699,000     $ 14,448,000
              Marketable securities                                                      0        2,000,000
              Accounts receivable, net of reserves of $140,000
                and $175,000                                                    24,727,000       30,692,000
              Inventories, net of reserves of $716,000 and $860,000             10,653,000        8,019,000
              Income tax receivable                                              2,074,000              ---
              Prepaid expenses and deferred tax asset                            1,335,000          708,000
                                                                              ------------     ------------
                    Total current assets                                        49,488,000       55,867,000
                                                                              ------------     ------------

         Property and equipment:
              Building and land                                                  5,982,000        5,982,000
              Machinery and equipment                                            7,659,000        6,638,000
              Furniture and fixtures                                             1,327,000        1,312,000
                                                                              ------------     ------------
                                                                                14,968,000       13,932,000
              Less:  Accumulated depreciation and amortization                  (3,869,000)      (3,308,000)
                                                                              ------------     ------------
                       Net property and equipment                               11,099,000       10,624,000

         Intangible assets, net of accumulated amortization of
                $588,000 and $394,000                                            1,443,000        1,651,000
                                                                              ------------     ------------

                    Total assets                                              $ 62,030,000     $ 68,142,000
                                                                              ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
              Accounts payable                                                   3,230,000        2,979,000
              Accrued payables and expenses                                      4,351,000        5,929,000
              Accrued compensation and stock option expense                        325,000        1,355,000
                                                                              ------------     ------------

                    Total current liabilities                                    7,906,000       10,263,000
                                                                              ------------     ------------


         Shareholders' equity:
              Preferred Stock, no par value, 1,000,000 shares authorized,
                none issued                                                              0                0
              Common Stock, $0.01 par value; 19,000,000 shares authorized,
                8,241,717 and 8,207,000 issued and outstanding at
                June 30, 1998 and December 31, 1997, respectively                   82,000           82,000
              Cumulative translation adjustments                                (2,502,000)      (2,411,000)
              Additional paid-in capital                                        41,172,000       41,666,000
              Retained earnings                                                 15,372,000       18,542,000
                                                                              ------------     ------------
                                                                              $ 54,124,000     $ 57,879,000
                                                                              ------------     ------------

                    Total liabilities and shareholders' equity                $ 62,030,000     $ 68,142,000
                                                                              ============     ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                               Three Months Ended June 30,      Six Months Ended June 30,
                                               ---------------------------    ----------------------------
                                                   1998            1997           1998            1997
                                               -----------     -----------    ------------     -----------

Net sales                                      $ 9,555,000     $18,806,000    $ 18,310,000     $31,190,000

Cost of sales                                    4,536,000       6,648,000       8,852,000      12,101,000
                                               -----------     -----------    ------------     -----------

         Gross profit                            5,019,000      12,158,000       9,458,000      19,089,000

Selling, general and administrative expense      4,868,000       4,495,000       9,310,000       8,069,000

Engineering, research and development
  expense                                        2,590,000       2,306,000       5,333,000       4,515,000
                                               -----------     -----------    ------------     -----------

         Income (loss) from operations          (2,439,000)      5,357,000      (5,185,000)      6,505,000

Interest income, net                               173,000         250,000         417,000         430,000
                                               -----------     -----------    ------------     -----------

Net income / (loss) before provision
  for income taxes                              (2,266,000)      5,607,000      (4,768,000)      6,935,000
                                               -----------     -----------    ------------     -----------

Provision (credit) for income taxes               (759,000)      1,836,000      (1,597,000)      2,254,000
                                               -----------     -----------    ------------     -----------

         Net income / (loss)                   $(1,507,000)    $ 3,771,000    $ (3,171,000)    $ 4,681,000
                                               ===========     ===========    ============     ===========

Earnings (loss) per share:

         Basic                                 $      (.18)    $       .47    $       (.38)    $       .59
                                               ===========     ===========    ============     ===========

         Diluted                               $      (.18)    $       .45    $       (.38)    $       .55
                                               ===========     ===========    ============     ===========

Weighted average common shares outstanding:

         Basic                                   8,287,621       8,017,931       8,250,060       7,996,357
                                               ===========     ===========    ============     ===========

         Diluted                                 8,287,621       8,458,726       8,250,060       8,436,513
                                               ===========     ===========    ============     ===========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Six Months Ended June 30,
                                                          -----------------------------
                                                              1998             1997
                                                          ------------     ------------
Cash flows from operating activities:
  Net income (loss)                                       $ (3,171,000)    $  4,681,000
                                                          ------------     ------------

Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
     Depreciation and amortization                           1,129,000        1,077,000
     Changes in operating assets and liabilities:
         Accounts receivable and income
             tax receivable                                  3,812,000       (1,162,000)
         Inventories                                        (2,634,000)         193,000
         Prepaid expenses and other current assets            (627,000)       2,241,000
         Accounts payable                                      251,000       (2,761,000)
         Accrued payables and expenses                      (2,608,000)        (844,000)
                                                          ------------     ------------
            Total adjustments                                 (677,000)      (1,256,000)
                                                          ------------     ------------
         Net cash provided by (used in) operating
            activities                                      (3,848,000)       3,425,000
                                                          ------------     ------------

Cash flows from investing activities:
     Capital expenditures                                   (1,395,000)      (1,302,000)
     Sales and maturities of marketable securites            2,000,000                0
                                                          ------------     ------------
         Net cash provided by (used in) investing
            activities                                         605,000       (1,302,000)

Cash flows from financing activities:
     Repayment of short-term debt                                    0         (980,000)
     Proceeds from the exercise of options                     946,000          767,000
     Repurchase of company stock                            (1,440,000)               0
                                                          ------------     ------------

         Net cash provided by (used in) financing
            activities                                        (494,000)        (213,000)
                                                          ------------     ------------

Effect of exchange rates on cash and cash
     equivalents                                               (12,000)        (361,000)
                                                          ------------     ------------

     Net increase (decrease) in cash and cash
         equivalents                                        (3,749,000)       1,549,000

     Cash and cash equivalents, beginning of year           14,448,000       14,924,000
                                                          ------------     ------------

     Cash and cash equivalents, end of period             $ 10,699,000     $ 16,473,000
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

                        PERCEPTRON, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  FINANCIAL STATEMENT PRESENTATION

         Information for the three and six months ended June 30, 1998 and 1997 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the management of Perceptron, Inc. ("Perceptron" or the "Company") considers necessary for fair presentation of financial position, results of operations and cash flows. In accordance with the instructions for the completion of the Quarterly Report on Form 10Q, certain information and footnote disclosures necessary to comply with generally accepted accounting principles have been condensed or omitted.

         These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which contains Perceptron's accounting principles and other footnote information. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

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

NOTE 2.  INVENTORY

         Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first in, first out (FIFO) method. Inventory, net of reserves, is comprised of the following:

                                                                June 30,             December 31,
                                                                 1998                     1997
                                                            --------------          --------------
Component parts          ........................           $    6,710,000          $    5,507,000
Work in process          ........................                1,161,000                 902,000
Finished goods           ........................                2,782,000               1,610,000
                                                            --------------          --------------
     Total               ........................           $   10,653,000          $    8,019,000
                                                            ==============          ==============

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

Earnings (loss) per share were as follows:

                                                    Three Months Ended June 30,
                                                1998                         1997
                                     ------------------------     -----------------------
                                     Income (loss)     Shares       Income       Shares

Net income (loss) and shares         $(1,507,000)    8,287,621    $3,771,000    8,017,931
Basic earnings (loss) per share      $      (.18)                 $      .47

Net income (loss) and shares          (1,507,000)    8,287,621     3,771,000    8,017,931
Net dilutive effect of stock
     options and warrants                      -             0             -      440,795
                                     -----------     ---------    ----------    ---------
Diluted income (loss) and shares     $(1,507,000)    8,287,621    $3,771,000    8,458,726
Diluted earnings (loss) per share    $      (.18)                 $     (.45)


                                                    Six Months Ended June 30,
                                            1998                             1997
                                     -------------------------    -----------------------
                                     Income (loss)     Shares       Income       Shares

Net income (loss) and shares         $(3,171,000)    8,250,060    $4,681,000    7,996,357
Basic earnings (loss) per share      $      (.38)                 $      .59

Net income (loss) and shares          (3,171,000)    8,250,060     4,681,000    7,996,357
Net dilutive effect of stock
     options and warrants                      -             0             -      440,156
                                     -----------     ---------    ----------    ---------
Diluted income (loss) and shares     $(3,171,000)    8,250,060    $4,681,000    8,436,513
Diluted earnings (loss) per share    $      (.38)                 $      .55

         Potentially diluted securities of 49,612 shares were excluded from the calculation during the second quarter of 1998 and 114,217 shares were excluded from the calculation for the first half of 1998 because the effect would have been anti-dilutive.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

         The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than the matters discussed below and in Part II Item 1 "Legal Proceedings".

         The Company has been informed that certain of its customers have received allegations of possible patent infringement involving processes and methods used in the Company's products. Certain of those customers, including one customer who was a party to a patent infringement suit relating to this matter, have settled such claims. Prior to this settlement, the customer involved in the patent infringement suit had notified various companies from which it had purchased equipment, including the Company, that it expected the suppliers of such equipment to indemnify such customer, on a pro-rata basis, for expenses and damages, if any, incurred in this matter. Management believes, however, that the processes used in the Company's products were independently developed without utilizing any previously patented process or technology. Because of the uncertainty surrounding the nature of any possible infringement and the validity of any such claim or any possible customer claim for indemnity, it is not possible to estimate the ultimate effect, if any, of this matter on the Company's financial position.

NOTE 5.  CREDIT FACILITIES

         The Company has unsecured bank credit facilities of $5.0 million US and
1.0 million DM, which may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs or equipment purchases will bear interest at the bank's prime rate (8.5% as of August 10, 1998). These credit facilities expire on May 31, 1999 unless canceled earlier by the Company or the bank.

NOTE 6.  FOREIGN EXCHANGE CONTRACTS

         The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At June 30, 1998, the Company had no forward contracts outstanding.

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


                                                                  Three Months Ended June 30,
                                                               1998                       1997
                                                           ---------------          --------------
Net income (loss)        ........................          $        (1,507)         $        3,771
Other comprehensive income (loss), foreign
   currency translation adjustments..............                      268                    (491)
                                                           ---------------          --------------

     Total comprehensive income (loss)...........          $        (1,239)         $        3,280
                                                           ===============          ==============


                                                                    Six Months Ended June 30,
                                                               1998                       1997
                                                           ---------------          --------------
Net income (loss)        ........................          $        (3,171)         $        4,681
Other comprehensive income (loss), foreign
   currency translation adjustments..............                      (91)                 (1,209)
                                                           ---------------          --------------

     Total comprehensive income (loss)...........          $        (3,262)         $        3,472
                                                           ===============          ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         Net Sales. The Company's net sales decreased by 49.0% from $18.8 million in the second quarter of 1997 to $9.6 million in the second quarter of 1998. The decrease of $9.2 million in net sales is primarily attributable to decreased sales to automotive customers, down by $8.9 million from the same quarter last year. Domestic automotive sales for the second quarter of 1998 were down by $6.8 million, from $10.9 million in 1997 to $4.1 million in 1998, and international automotive sales were down by $2.1 million from $5.5 million for 1997 to $3.4 million in 1998. Non-automotive sales were down by $0.4 million for 1998 versus 1997, at $2.0 million versus $2.4 million. The P-1000 product line accounted for 38% of sales in the second quarter of 1998, versus 68% in 1997. The RGS and NCA systems accounted for 22% of net sales in the second quarter of 1998, compared to 15% in 1997. Forest product sales accounted for 21% of net sales in the second quarter of 1998, versus 13% in 1997.

         New order bookings during the second quarter of 1998 totaled $13.4 million compared to $10.5 million in the second quarter of 1997. The increase of $2.9 million is principally attributable to the timing of orders from Perceptron, Inc. domestic automotive customers, up by $1.7 million on a comparative basis, in addition to an increase of $0.4 million on a comparative basis from European and Asian customers. Non-automotive bookings were up by $0.8 million for the second quarter, from $2.7 million in 1997 to $3.5 million in 1998. Bookings for the P-1000 systems accounted for 57% of the total in the second quarter of 1998, versus 45% of bookings in 1997. RGS and NCA bookings were 2% of the total in second quarter 1998, versus 13% in 1997. Forest product bookings represented 26% of the total in the second quarter of 1998, versus 25% in 1997.

         New order bookings are dependent on the timing of customer re-tooling programs, and accordingly may vary significantly from month to month. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.

         Backlog at June 30, 1998 totaled $24.7 million, compared to $24.2 million at December 31, 1997 and $20.9 million at June 30, 1997. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in backlog by December 31, 1998.

         Gross profit. Gross profit decreased from $12.2 million in the second quarter of 1997 to $5.0 million in the second quarter of 1998. Gross profit as a percentage of net sales decreased from 64.6% in the second quarter of 1997 to 52.5% in the second quarter of 1998, due primarily to the lower sales volume in the quarter.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $4.5 million in the second quarter of 1997 to $4.9 million in the second quarter of 1998. This change is principally due to increased personnel and related expenses to support increased sales and marketing programs and the planned 1998 operating activity. As a percentage of sales, selling, general and administrative expenses increased from 23.9% in the second quarter of 1997, to 50.9% in the second quarter of 1998 due to the lower sales base.

         Engineering, research and development expense. Engineering, research and development expenses increased from $2.3 million in the second quarter of 1997, to $2.6 million in the second quarter of 1998, due primarily to increased personnel, engineering supplies and contracted design work to support the new product development efforts. As a percentage of net sales, research and development expense increased from 12.3% in the second quarter of 1997 to 27.1% in the second quarter of 1998 due to the lower sales base.

         Interest income, net. Interest income decreased from $250,000 in the second quarter of 1997, to $173,000 in the second quarter of 1998 due to lower cash balances and related investments.

         Income (loss) before provision for income taxes. During the second quarter of 1997, Perceptron had income before provision for income taxes of $5.6 million, representing 29.8% of net sales, as compared to a loss before provision for income taxes of $2.3 million, representing (23.7%) of net sales, in the second quarter of 1998.

         Provision (credit) for income taxes. For the three months ended June 30, 1997, the Company recorded a $1.8 provision for income taxes, representing an estimated effective tax rate of 32.5%. This compares to a tax benefit for income taxes of ($0.8) million in 1998, or an effective rate of (33.5%).

         Net income. During the second quarter of 1997, Perceptron had net income of $3.8 million representing 20.1% of net sales, as compared to a net loss of $1.5 million representing (15.8%) of net sales in the second quarter of 1998.


                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Net Sales. The Company's net sales decreased by 41.3% from $31.2 million in the first half of 1997 to $18.3 million in the first half of 1998. The decrease of $12.9 million in net sales is primarily attributable to decreased sales to automotive customers, down by $11.6 million from the same period last year. Domestic automotive sales for the first half of 1998 were down $9.5 million, from $18.5 million in 1997 to $9.0 million in 1998, and international automotive sales were down $2.2 million from $7.9 million for 1997 to $5.7 million in 1998. Non-automotive sales were down by $1.2 million for 1998 versus 1997, at $3.6 million versus $4.8 million. The P-1000 product accounted for 41% of sales in the first half of 1998, versus 66% in 1997. The RGS and NCA systems accounted for 26% of net sales in the first half of 1998, up from 13% in 1997. Forest product sales accounted for 19% of net sales in the first half of 1998, versus 15% in 1997.

         New order bookings during the first half of 1998 totaled $18.8 million compared to $28.9 million in the first half of 1997. The decrease of $10.1 million is principally attributable to reduced orders from Perceptron, Inc. domestic automotive customers, down by $7.7 million on a comparative basis, in addition to a decrease of $2.8 million on a comparative basis from European and Asian customers. Non-automotive bookings were up by $0.4 million for the first half, from $3.7 million in 1997 to $4.1 million in 1998. Bookings for the P-1000 systems accounted for 53% of the total in the first half of 1998, versus 64% of bookings in 1997. RGS and NCA bookings were 8% of the total in the first half of 1998, versus 11% in 1997. Forest product bookings represented 22% of the total in the first half of 1998, versus 13% in 1997.

         Gross Profit. Gross profit decreased by $9.6 million for the six month period, from $19.1 million for 1997 to $9.5 million for 1998. Gross profit as a percentage of net sales decreased from 61.2% for the first six months of 1997 to 51.7% for 1998, primarily as a result of the lower sales volumes for 1998.

         Selling, general and administrative expenses. Selling, general, and administrative expenses increased by $1.2 million, from $8.1 million for the first six months of 1997 to $9.3 million for 1998. This change is primarily due to increased personnel and related expenses to support the 1998 planned operating activity. As a percentage of sales, SG&A expenses increased from 25.9% in the six month period 1997 to 50.8% for 1998, due to the lower sales base.

         Engineering, research and development expense. Engineering, research and development expenses increased by $0.8 million, from $4.5 million in the six month period of 1997 to $5.3 million during 1998, due primarily to increased personnel. As a percentage of net sales, research and development expenses increased from 14.5% in the first six months of 1997 to 29.1% in 1998 due to the lower sales base.

         Interest income, net. Interest income decreased slightly from $430,000 in the six month period of 1997 to $417,000 in 1998.

         Income (loss) before provision for income taxes. During the first half of 1997, Perceptron had income before provision for income taxes of $6.9 million, or 22.2% of net sales, as compared to a loss of $4.8 million in the comparable period of 1998, or (26.0%) of net sales.

         Provision for income taxes. For the six months ended June 30, 1998, the Company recorded a $1.6 million tax benefit for income taxes, representing an estimated effective tax rate of (33.5%). This compares to a provision for income taxes of $2.3 million in 1997, or an effective rate of 32.5%.

         Net income. During the first six months of 1997, Perceptron had net income of $4.7 million, or 15.0% of net sales, as compared to a loss of $3.2 million in the comparable period of 1998, or (17.3%) of net sales.


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and marketable securities as of June 30, 1998, totaled $10.7 million, as compared with $16.4 million as of December 31, 1997. This decrease was due primarily to the net loss recorded in the first six months of 1998 and the increase in inventory, payments on accounts payable and accrued expenses and the repurchase of 92,000 shares of stock, partially offset by accounts receivable collections in the six months.

         The Company has unsecured credit facilities totaling $5.0 million U.S. and 1.0 million DM. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs and equipment purchases will bear interest at the bank's prime rate (8.5% at August 10, 1998). The credit facilities expire on May 31, 1999, unless canceled earlier at the option of either the Company or the bank, and are generally due on demand. As of June 30, 1998, Perceptron had no short-term or long-term debt.

         The Company's working capital decreased to $41.6 million at June 30, 1998, from $45.6 million at December 31, 1997. Accounts receivable decreased from $30.7 million as of December 31, 1997 to $24.7 million as of June 30, 1998 primarily as a result of collections. In addition, an income tax receivable in the amount of $2.1 million has been recorded as of June 30, 1998. The increase of approximately $2.7 million in inventory is due primarily to an increase in component parts inventory in preparation for future 1998 and 1999 deliveries. The decrease of $2.4 million in current liabilities is due primarily to the payment of 1997 accounts payable and performance bonuses.

         The Company does not believe that inflation has had any significant impact on historical operations, and does not expect any significant near-term inflationary impact.

         The Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated 1998 cash flow requirements.

         Each of the Company's business units have experienced delays of orders, which were expected to be both booked and shipped late in the second quarter of 1998, totaling approximately $5 million. The delayed orders are now expected in the third quarter of 1998, with shipments for all these delayed orders now anticipated by the end of 1998. All delayed domestic automotive orders were destined for large customers and their suppliers. While no orders are expected to be lost due to the strike at General Motors Corporation, the uncertain nature of the impact of the strike could affect the timing of some installations later in the year. Following the settlement of the strike, the overtime requirements of the plants to fulfill vehicle demands may delay system installations, startups, and training in the affected plants. Delays in orders for the non-automotive business were due to changing dynamics in the lumber industry driven by softening prices for dimension lumber. Because of this softening market, some sawmills are now seeking process optimization solutions, such as those offered by the Company, while others have delayed their purchases of such solutions. The Company does not believe that this dynamic has changed the overall market prospects for 1998. The Company is continuing development efforts on a number of new products, including certain paint inspection products which were expected to be introduced in 1998 and which the Company now expects to introduce early in 1999.

Safe Harbor Statement

         Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operation may be "forward looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to 1998 revenue and earnings levels, the timing of receipt and shipment of orders in 1998 and the timing of new product releases. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to those discussed above, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, and the effect of economic conditions.

                            NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," effective for 1998, establishes standards for reporting information about operating segments in annual financial statements and, beginning in 1999, requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Perceptron, Inc. will adopt SFAS 131 for its consolidated financial statements for the year ending December 31, 1998. Management is evaluating the impact, if any, the Statement will have on the company's present segment reporting.

         Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, and an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Perceptron, Inc. will comply with requirements of SFAS 133 when adopted. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Perceptron, Inc. expects to adopt SFAS 133 beginning January 1, 2000. The effect of adopting SFAS 133 is not expected to be material.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         As previously disclosed in Item 1 of the Form 10-Q for the quarter ended March 31, 1998, the Company has a suit pending in the U.S. District Court for the Eastern District of Michigan against Sensor Adaptive Machines, Inc. ("SAMI") and Timothy Pryor ("Pryor") alleging breach of non-compete agreements provided by SAMI and Pryor to the Company prior to their expiration in July 1995 and seeking damages and equitable relief. SAMI and Pryor filed counterclaims against the Company alleging, in part, that the Company is engaged in unlawful monopolization and tortious interference with business practice and seeking damages. In response to a motion for summary disposition filed by the Company, the counterclaim for unlawful monopolization was dismissed by the court in June 1998. The Company believes that the remaining counterclaims are without merit and intends to vigorously pursue its claims and defend the remaining counterclaims.

         The Company is a party to a suit filed by Speroni, S.p.A. ("Speroni") on June 2, 1998 in the U.S. District Court for the Eastern District of Michigan. The suit alleges tortious interference by the Company with the business relationships and expectancies between Speroni and its customers and with exclusive distributorship contracts between Perceptron B.V., a wholly-owned subsidiary of the Company, and Speroni relating to distribution of the Company's P-1000 products in Italy and France. Speroni seeks unspecified compensatory damages and punitive damages of $10 million. Perceptron B.V. has terminated its exclusive distributorship contracts with Speroni because of Speroni's breaches. Perceptron B.V. has sought arbitration of this matter, requesting the I.C.C. (International Chamber of Commerce) International Court of Arbitration (the "ICC") to confirm the terminations of the exclusive distributorship contracts and to award Perceptron B.V. at least $2.3 million in damages. Speroni has filed counterclaims with the ICC, alleging breach of the exclusive distributorship contracts by Perceptron B.V., and seeking damages of $6.5 million. The Company intends to vigorously pursue its claims and defend Speroni's claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on June 5, 1998 at which the following action was taken:

1. The Shareholders elected the following persons as the Company's Board of Directors, and the results of the vote on this matter were as follows:

                                                                                      Broker
Name                             For            Against         Abstained            Non-Votes
David J. Beattie               6,895,919         450,881              0                    -
Philip J. DeCocco              7,306,624          40,176              0                    -
Robert S. Oswald               7,306,634          40,166              0                    -
Alfred A. Pease                7,306,284          40,516              0                    -
Harry T. Rein                  7,306,074          40,726              0                    -
Louis R. Ross                  7,304,834          41,966              0                    -
Terryll R. Smith               6,829,369         517,431              0                    -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

                  4.6 Credit Authorization Agreement dated June 30, 1998, between Perceptron, Inc. and NBD Bank, Related Master Demand Business Loan Note, Demand Note Agreement dated June 30, 1998 between First Chicago NBD Bank, Canada, Perceptron, Inc. and Perceptron Canada, Inc. and Related Letter Agreement.

                  27.      Financial Data Schedule


         (B)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PERCEPTRON, INC.
                                             (Registrant)


Date:    August 12, 1998                           By:  /S/ Alfred A. Pease
                                                        ------------------------
                                                   Alfred A. Pease,  President
                                                   and Chief Executive Officer


Date:    August 12, 1998                           By:  /S/ John G. Zimmerman
                                                        ------------------------
                                                   John G. Zimmerman
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                 Exhibit Index
                                 -------------


Exhibit No.                    Description
-----------                    -----------
   4.6 Credit Authorization Agreement dated June 30, 1998, between Perceptron, Inc. and NBD Bank, Related Master Demand Business Loan Note, Demand Note Agreement dated June 30, 1998 between First Chicago NBD Bank, Canada, Perceptron, Inc. and Perceptron Canada, Inc. and Related Letter Agreement.

    27                     Financial Data Schedule