Form 10-Q
period 1998-09-30
PERCEPTRON INC/MI
filed 1998-11-13
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.


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

         Yes         X                            No
               -------------                           --------------

The number of shares outstanding of each of the issuer's classes of common stock as of November 9, 1998 was:

Common Stock, $0.01 par value                              8,219,152
-----------------------------                     --------------------------
          Class                                        Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES


                                      INDEX


                          PART I. FINANCIAL INFORMATION


                                                                                         Page
                                                                                         ----
ITEM 1            Financial Statements

                  Condensed Consolidated Balance Sheets - September 30,                   3
                  1998 and December 31, 1997

                  Condensed Consolidated Statements of Income - Three and
                  Nine Months Ended September 30, 1998 and 1997                           4

                  Condensed Consolidated Statements of Cash Flows - Nine
                  Months Ended September 30, 1998 and 1997                                5

                  Notes to Condensed Consolidated Financial Statements                    6-8


ITEM 2            Management's Discussion and Analysis of Financial Condition             9-17
                  and Results of Operations

ITEM 3            Quantitative and Qualitative Disclosures About Market Risk              17


                           PART II. OTHER INFORMATION



ITEM 1            Legal Proceedings                                                       18

ITEM 5            Other Information                                                       18

ITEM 6            Exhibits and Reports on Form 8-K                                        19


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                          September 30,       December 31,
                                                                                                1998              1997
                                                                                          ------------       ------------
ASSETS

         Current assets:
              Cash and cash equivalents                                                   $  9,978,000       $ 14,448,000
              Marketable securities                                                                ---          2,000,000
              Accounts receivable, net of reserves of $140,000 and $175,000                 25,821,000         30,692,000
              Inventories, net of reserves of $716,000 and $860,000                         12,693,000          8,019,000
              Income tax receivable                                                          2,169,000                ---
              Prepaid expenses and deferred tax asset                                        1,156,000            708,000
                                                                                          ------------       ------------
                    Total current assets                                                    51,817,000         55,867,000
                                                                                          ------------       ------------

         Property and equipment:
              Building and land                                                              5,982,000          5,982,000
              Machinery and equipment                                                        8,065,000          6,638,000
              Furniture and fixtures                                                         1,327,000          1,312,000
                                                                                          ------------       ------------
                                                                                            15,374,000         13,932,000
              Less:  Accumulated depreciation and amortization                              (4,335,000)        (3,308,000)
                                                                                          ------------       ------------
                       Net property and equipment                                           11,039,000         10,624,000
                                                                                          ------------       ------------
         Intangible assets, net of accumulated amortization of $742,000 and $394,000         1,451,000          1,651,000
                                                                                          ------------       ------------


                    Total assets                                                          $ 64,307,000       $ 68,142,000
                                                                                          ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
              Accounts payable                                                            $  3,869,000       $  2,979,000
              Accrued payables and expenses                                                  4,737,000          5,929,000
              Accrued compensation and stock option expense                                    346,000          1,355,000
                                                                                          ------------       ------------

                    Total current liabilities                                                8,952,000         10,263,000
                                                                                          ------------       ------------


         Shareholders' equity:
              Preferred Stock, no par value, 1,000,000 shares authorized,
                none issued                                                                        ---                ---
              Common Stock, $0.01 par value; 19,000,000 shares authorized,
                8,219,152 and 8,207,000 issued and outstanding at
                September 30, 1998 and December 31, 1997, respectively                          82,000             82,000
              Cumulative translation adjustments                                            (1,500,000)        (2,411,000)
              Additional paid-in capital                                                    41,013,000         41,666,000
              Retained earnings                                                             15,760,000         18,542,000
                                                                                          ------------       ------------
                                                                                            55,355,000         57,879,000
                                                                                          ------------       ------------

                    Total liabilities and shareholders' equity                            $ 64,307,000       $ 68,142,000
                                                                                          ============       ============


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                                           --------------------------------    -------------------------------
                                                               1998               1997             1998               1997
                                                           ------------      ------------      ------------       ------------
Net sales                                                  $ 14,482,000      $ 16,255,000      $ 32,792,000       $ 47,445,000

Cost of sales                                                 6,439,000         6,250,000        15,291,000         18,351,000
                                                           ------------      ------------      ------------       ------------

         Gross profit                                         8,043,000        10,005,000        17,501,000         29,094,000

Selling, general and administrative expense                   5,008,000         3,890,000        14,319,000         11,959,000

Engineering, research and development expense                 2,542,000         2,229,000         7,875,000          6,744,000
                                                           ------------      ------------      ------------       ------------

         Income (loss) from operations                          493,000         3,886,000        (4,693,000)        10,391,000

Interest income, net                                             91,000           231,000           509,000            661,000
                                                           ------------      ------------      ------------       ------------

Net income / (loss) before provision for income taxes           584,000         4,117,000        (4,184,000)
                                                                                                                    11,052,000

Provision (credit) for income taxes                             195,000         1,338,000        (1,402,000)         3,592,000
                                                           ------------      ------------      ------------       ------------

         Net income / (loss)                               $    389,000      $  2,779,000      $ (2,782,000)      $  7,460,000
                                                           ============      ============      ============       ============

Earnings (loss) per share:

         Basic                                             $        .05      $        .34      $       (.34)      $        .93
                                                           ============      ============      ============       ============

         Diluted                                           $        .05      $        .33      $       (.34)      $        .88
                                                           ============      ============      ============       ============

Weighted average common shares outstanding:

         Basic                                                8,235,630         8,070,944         8,245,197          8,021,356
                                                           ============      ============      ============       ============

         Diluted                                              8,240,127         8,407,009         8,245,197          8,442,899
                                                           ============      ============      ============       ============



    The accompanying notes are an integral part of the condensed Consolidated financial statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                  1998               1997
                                                                              ------------       ------------
Cash flows from operating activities:
  Net income (loss)                                                           $ (2,782,000)      $  7,460,000
                                                                              ------------       ------------

Adjustments to reconcile net income (loss) to net cash provided by (used
  in) operating activities:
     Depreciation and amortization                                               1,723,000          1,626,000
     Changes in operating assets and liabilities:
         Accounts receivable and income
             tax receivable                                                      3,345,000         (1,302,000)
         Inventories                                                            (4,674,000)          (217,000)
         Prepaid expenses and other current assets                                (448,000)         1,398,000
         Accounts payable                                                          890,000         (2,032,000)
         Accrued payables and expenses                                          (2,201,000)        (1,171,000)
                                                                              ------------       ------------
            Total adjustments                                                   (1,365,000)        (1,698,000)
                                                                              ------------       ------------
         Net cash provided by (used in) operating activities                    (4,147,000)         5,762,000
                                                                              ------------       ------------


Cash flows from investing activities:
     Capital expenditures                                                       (1,938,000)        (1,650,000)
     Sales and maturities of marketable securities                               2,000,000                  0
                                                                              ------------       ------------
         Net cash provided by (used in) investing activities                        62,000         (1,650,000)
                                                                              ------------       ------------

Cash flows from financing activities:
     Repayment of short-term debt                                                        0           (980,000)
     Proceeds from the exercise of options                                         988,000          1,492,000
     Repurchase of company stock                                                (1,641,000)                 0
                                                                              ------------       ------------

         Net cash provided by (used in) financing activities                      (653,000)           512,000
                                                                              ------------       ------------

Effect of exchange rates on cash and cash equivalents                              268,000           (402,000)
                                                                              ------------       ------------


     Net increase (decrease) in cash and cash equivalents                       (4,470,000)         4,222,000

     Cash and cash equivalents, beginning of year                               14,448,000         14,924,000
                                                                              ------------       ------------

     Cash and cash equivalents, end of period                                 $  9,978,000       $ 19,146,000
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

                        PERCEPTRON, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  FINANCIAL STATEMENT PRESENTATION

         Information for the three and nine months ended September 30, 1998 and 1997 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the management of Perceptron, Inc. and subsidiaries ("Perceptron" or the "Company") considers necessary for fair presentation of financial position, results of operations and cash flows. In accordance with the instructions for the completion of the Quarterly Report on Form 10Q, certain information and footnote disclosures necessary to comply with generally accepted accounting principles have been condensed or omitted.

         These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which contains Perceptron's accounting principles and other footnote information. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to conform with current period presentations.

NOTE 2.  INVENTORIES

         Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first in, first out (FIFO) method. Inventory, net of reserves, is comprised of the following:

                                                             September 30,            December 31,
                                                                 1998                     1997
                                                            --------------          --------------
Component parts          ........................           $    8,925,000          $    5,507,000
Work in process          ........................                1,393,000                 902,000
Finished goods           ........................                2,375,000               1,610,000
                                                            --------------          --------------
     Total               ........................           $   12,693,000          $    8,019,000
                                                            ==============          ==============

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

Earnings (loss) per share were as follows:


                                                      Three Months Ended September 30,
                                                    1998                              1997
                                       -----------------------------      ----------------------------
                                          Income             Shares          Income           Shares
Net income and shares                  $   389,000         8,235,630      $ 2,779,000        8,070,944
Basic earnings per share               $       .05                        $       .34

Net income and shares                      389,000         8,235,630        2,779,000        8,070,944
Net dilutive effect of stock
     options and warrants                       --             4,497               --          336,065
                                       -----------       -----------      -----------      -----------
Diluted income and shares              $   389,000         8,240,127      $ 2,779,000        8,407,009
Diluted earnings per share             $       .05                        $       .33



                                                        Nine Months Ended September 30,
                                                     1998                            1997
                                       -----------------------------      ----------------------------
                                       Income (loss)         Shares          Income           Shares
Net income (loss) and shares           $(2,782,000)        8,245,197      $ 7,460,000        8,021,356
Basic earnings (loss) per share        $      (.34)                       $       .93

Net income (loss) and shares            (2,782,000)        8,245,197        7,460,000        8,021,356
Net dilutive effect of stock
     options and warrants                       --                 0               --          421,543
                                       -----------       -----------      -----------      -----------
Diluted income (loss) and shares       $(2,782,000)        8,245,197      $ 7,460,000        8,442,899
Diluted earnings (loss) per share      $      (.34)                       $       .88

         Potentially dilutive securities of 78,622 shares were excluded from the calculation for the nine months ended September 30, 1998, because the effect would have been anti-dilutive.

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

NOTE 5.  CREDIT FACILITIES

         The Company has unsecured bank credit facilities of $5.0 million US and
1.0 million DM, which may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs or equipment purchases will bear interest at the bank's prime rate (8% at November 10, 1998) or Euro dollar rate. These credit facilities expire on May 31, 1999 unless canceled earlier by the Company or the bank.

NOTE 6.  FOREIGN EXCHANGE CONTRACTS

         The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipments. These transactions involve the use of forward contracts. At September 30, 1998, the Company had no forward contracts outstanding.

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

                                                                Three Months Ended September 30,
                                                                 1998                     1997
                                                           ---------------          --------------
Net income               ........................          $           389          $        2,779
Other comprehensive income (loss), foreign
   currency translation adjustments..............                    1,002                    (118)
                                                           ---------------          --------------

     Total comprehensive income..................          $         1,391          $        2,661
                                                           ===============          ==============


                                                                Nine Months Ended September 30,
                                                                 1998                     1997
                                                           ---------------          --------------
Net income (loss)        ........................          $        (2,782)         $        7,460
Other comprehensive income (loss), foreign
   currency translation adjustments..............                      911                  (1,327)
                                                           ---------------          --------------

     Total comprehensive income (loss)...........          $        (1,871)         $        6,133
                                                           ===============          ==============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Net Sales. The Company's net sales decreased by 10.9% from $16.3 million in the third quarter of 1997 to $14.5 million in the third quarter of 1998. The decrease of $1.8 million in net sales is primarily attributable to decreased sales to automotive customers, down by $3.0 million from the same quarter last year. Domestic automotive sales for the third quarter of 1998 were up slightly by $0.3 million, to $9.2 million in 1998 from $8.9 million in 1997, however, international automotive sales were down by $3.3 million from $5.7 million for 1997 to $2.4 million in 1998. Non-automotive sales were up by $1.2 million for 1998 versus 1997, at $2.9 million versus $1.7 million. The P-1000 product line accounted for 66% of sales in the third quarter of 1998, versus 53% in 1997. The RGS and NCA systems accounted for 9% of net sales in the third quarter of 1998, compared to 26% in 1997. Forest product sales accounted for 20% of net sales in the third quarter of 1998, versus 10% in 1997.

         New order bookings during the third quarter of 1998 totaled $17.9 million compared to $15.6 million in the third quarter of 1997. The increase of $2.3 million is principally attributable to an increase of $3.6 million from European and Asian customers, offset by the timing of orders from domestic automotive customers that were down by $2.3 million on a comparative basis. Non-automotive bookings were up by $1.0 million for the third quarter, from $1.8 million in 1997 to $2.8 million in 1998. Bookings for the P-1000 systems accounted for 67% of the total in the third quarter of 1998, versus 56% of bookings in 1997. RGS and NCA bookings were 6% of the total in third quarter 1998, versus 17% in 1997. Forest product bookings represented 16% of the total in the third quarter of 1998, versus 12% in 1997.

         Automotive new order bookings are dependent primarily on the timing of customer re-tooling programs, and accordingly may vary significantly from month to month. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.

         Backlog at September 30, 1998 totaled $28.0 million, compared to $24.2 million at December 31, 1997 and $20.4 million at September 30, 1997. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in backlog within the next six months.

         Gross profit. Gross profit decreased from $10.0 million in the third quarter of 1997 to $8.0 million in the third quarter of 1998. Gross profit as a percentage of net sales decreased from 61.6% in the third quarter of 1997 to 55.5% in the third quarter of 1998, due primarily to the lower sales volume in the quarter and, to a lesser extent, higher manufacturing and installation expenses.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $3.9 million in the third quarter of 1997 to $5.0 million in the third quarter of 1998. This change is principally due to increased personnel and related expenses to support increased sales and marketing programs and the planned 1998 operating activity, as well as litigation expenses. As a percentage of sales, selling, general and administrative expenses increased from 23.9% in the third quarter of 1997, to 34.6% in the third quarter of 1998 due to the lower sales base and, to a lesser extent, the overall increase in expenses during the quarter.

         Engineering, research and development expense. Engineering, research and development expenses increased from $2.2 million in the third quarter of 1997, to $2.5 million in the third quarter of 1998, due primarily to increased personnel, engineering supplies and contracted design work to support the new product development efforts. As a percentage of net sales, research and development expense increased from 13.7% in the third quarter of 1997 to 17.6% in the third quarter of 1998, primarily due to the lower sales base.

         Interest income, net. Interest income decreased from $231,000 in the third quarter of 1997, to $91,000 in the third quarter of 1998 due to lower cash balances and related investments.

         Income (loss) before provision for income taxes. During the third quarter of 1997, Perceptron had income before provision for income taxes of $4.1 million, representing 25.3% of net sales, compared to income before provision for income taxes of $584,000, representing 4.0% of net sales, in the third quarter of 1998.

         Provision (credit) for income taxes. For the three months ended September 30, 1997, the Company recorded a $1.3 million provision for income taxes, representing an estimated effective tax rate of 32.5%. This compares to a tax provision for income taxes of $195,000 in 1998, or an effective rate of 33.4%.

         Net income. During the third quarter of 1997, Perceptron had net income of $2.8 million representing 17.1% of net sales, as compared to net income of $389,000, representing 2.7% of net sales, in the third quarter of 1998.


                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Net Sales. The Company's year to date net sales decreased by 30.9% from $47.4 million in 1997 to $32.8 million in 1998. The decrease of $14.6 million in net sales is primarily attributable to decreased sales to automotive customers, down by $14.6 million from the same period last year. Non-automotive sales were $6.5 million in each nine month period. Domestic automotive sales for the nine months ended September 30, 1998 were down $9.4 million, from $27.5 million in 1997 to $18.1 million in 1998, and international automotive sales were down $5.2 million from $13.4 million for 1997 to $8.2 million in 1998. The P-1000 product accounted for 52% of sales in the nine months ended September 30, 1998, versus 62% in 1997. The RGS and NCA systems accounted for 19% of net sales in the nine months ended September 30,1998, as compared to 18% in 1997. Forest product sales accounted for 20% of net sales in the nine months ended September 30,1998, versus 14% in 1997.

         New order bookings during the nine months ended September 30, 1998 totaled $36.7 million compared to $44.7 million in 1997. The decrease of $8.0 million is principally attributable to reduced orders from domestic automotive customers, down by $10.1 million on a comparative basis, offset in part by an increase of $0.7 million on a comparative basis from European and

Asian customers. Non-automotive bookings were up by $1.4 million for the nine months, from $5.6 million in 1997 to $7.0 million in 1998. Bookings for the P-1000 systems accounted for 60% of the total for the nine months ended September 30, 1998, versus 61% of bookings in 1997. RGS and NCA bookings were 7% of the total for the nine months ended September 30, 1998, versus 13% in 1997. Forest product bookings represented 19% of the total for the nine months ended September 30, 1998, versus 12% in 1997.

         Gross Profit. Gross profit decreased by $11.6 million for the nine month period, from $29.1 million for 1997 to $17.5 million for 1998. Gross profit as a percentage of net sales decreased from 61.3% for the nine months of 1997 to 53.4% for 1998, primarily as a result of the lower sales volumes for 1998.

         Selling, general and administrative expenses. Selling, general, and administrative expenses increased by $2.3 million, from $12.0 million for the nine months of 1997 to $14.3 million for 1998. This change is primarily due to increased personnel and related expenses to support the 1998 planned operating activity. As a percentage of sales, SG&A expenses increased from 25.2% in the nine month period 1997 to 43.7% for 1998.

         Engineering, research and development expense. Engineering, research and development expenses increased by $1.2 million, from $6.7 million in the nine month period of 1997 to $7.9 million during 1998, due primarily to increased personnel. As a percentage of net sales, research and development expenses increased from 14.2% in the nine months of 1997 to 24.0% in 1998, primarily due to the lower sales base.

         Interest income, net. Interest income decreased from $661,000 in the nine month period of 1997 to $509,000 in 1998, as a result of lower cash balances.

         Income (loss) before provision for income taxes. During the nine months ended September 30, 1997, Perceptron had income before provision for income taxes of $11.1 million, or 23.3% of net sales, as compared to a loss of $4.2 million in the comparable period of 1998, or (12.8%) of net sales.

         Provision for income taxes. For the nine months ended September 30, 1998, the Company recorded a $1.4 million tax benefit for income taxes, representing an estimated effective tax rate of (33.5%). This compares to a provision for income taxes of $3.6 million in 1997, or an effective rate of 32.5%.

         Net income. During the nine months ended September 30, 1997, Perceptron had net income of $7.5 million, or 15.7% of net sales, as compared to a loss of $2.8 million in the comparable period of 1998, or (8.5%) of net sales.


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and marketable securities as of September 30, 1998, totaled $10.0 million, as compared with $16.4 million as of December 31, 1997. This decrease was due primarily to the net loss recorded for the nine months ended September 30, 1998 and the increase in inventory, payments on accrued expenses and the repurchase of 123,000 shares of stock, partially offset by accounts receivable collections in the nine months.

         The Company has unsecured credit facilities totaling $5.0 million U.S. and 1.0 million DM. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs and equipment purchases will bear interest at the bank's prime rate (8% at November 10, 1998) or Euro dollar rate. The credit facilities expire on May 31, 1999, unless canceled earlier at the option of either the Company or the bank, and are generally due on demand. As of September 30, 1998, Perceptron had no short-term or long-term debt.

         The Company's working capital decreased to $42.9 million at September 30, 1998, from $45.6 million at December 31, 1997. Accounts receivable decreased from $30.7 million as of December 31, 1997 to $25.8 million as of September 30, 1998 as a result of collections. In addition, an income tax receivable in the amount of $2.2 million has been recorded as of September 30, 1998. The increase of approximately $4.7 million in inventory is due primarily to an increase in component parts inventory in preparation for future 1998 and 1999 deliveries. The decrease of $1.3 million in current liabilities is due primarily to the payment of 1997 accounts payable and performance bonuses.

         The Company does not believe that inflation has had any significant impact on historical operations, and does not expect any significant near-term inflationary impact.

         The Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated 1998 cash flow requirements.

         While no automotive orders have been lost due to the strike at General Motors Corporation, the uncertain nature of the impact of the strike could affect the timing of some installations later in the year. Following the settlement of the strike, the overtime requirements of the plants to fulfill vehicle demands may delay system installations, startups, and training in the affected plants. Because of the softening market in the lumber industry caused by reduced prices for dimension lumber, some sawmills are now seeking process optimization solutions, such as those offered by the Company, while others have delayed their purchases of such solutions. While we continue to see an increased interest for our forest products, the timing of various orders may be impacted. The Company is continuing development efforts on a number of new products including certain paint inspection products which were expected to be introduced in 1998 and which the Company now expects to introduce early in 1999.

                                 EURO CONVERSION

         A single currency called the "euro" will be introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union have agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro will be established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency.

         Conversion to the euro may reduce the amount of Perceptron's exposure to changes in foreign exchange rates, due to the netting effect of having assets and liabilities denominated in a single currency as opposed to the various legacy currencies. Conversely, because there will be less diversity in Perceptron's exposure to foreign currencies, movements in the euro's value in U.S. dollars could have a more pronounced effect, whether positive or negative, on Perceptron.


                                 YEAR 2000 ISSUE

YEAR 2000 OVERVIEW

         An issue affecting the Company is the potential inability of many computer systems and applications to process information in the year 2000 and beyond. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations (the "Year 2000" issue). Programs that will operate in the Year 2000 unaffected by the change in year from 1999 to 2000 are referred to herein as "Year 2000 compliant". The disclosure below is intended to summarize the Company's actions to minimize the risk. Certain portions of the discussion set forth below contain "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, including, but not limited to, those relating to the Year 2000 compliance of the Company's products and systems, future costs to remediate Year 2000 issues, the timetable in which such remediation is to occur, the alternatives available to the Company to become fully Year 2000 compliant, the Company's requirements and the impact on the Company of an inability of it or its key suppliers and customers to become fully Year 2000 compliant. Actual results could differ materially from those in the forward looking statement due to a number of uncertainties set forth below.

YEAR 2000 STATE OF READINESS

         The Company has forward-date tested the current version of its principal products and believes that the current versions, and all versions currently under warranty, are Year 2000 compliant. The Company's products operate on computers and operating systems supplied by third party vendors. The Company's customers have been advised to conduct their own forward-date tests on such systems and to contact the third party vendors regarding available upgrades or other remediation efforts.

         The Company's principal customers are automotive companies and forest and wood products processors and system integrators who sell to such customers. The Company's principal customers are large businesses, principally large automotive manufacturers. The Company has received numerous communications from these customers about their Year 2000 compliance efforts. For these reasons, the Company expects most of these customers will become Year 2000 compliant in a timely fashion. However, the Company does not plan to monitor their progress in this regard. If any of the Company's customers are unable to become Year 2000 compliant in a timely fashion, it is possible they could suspend product purchases from the Company until their systems are Year 2000 compliant.

         The Company is currently developing a plan to determine whether its principal vendors and suppliers (all of which are referred to as "Third Party Suppliers") are Year 2000 compliant. The plan will include the identification of principal Third Party Suppliers, formal communications with the Third Party Suppliers regarding their Year 2000 compliance efforts and, with respect to its critical Third Party Suppliers, some form of additional verification of compliance, which could include site visits. The Company expects to initiate this process during the first quarter of 1999. The Company believes that most of its supply of needed products or services are provided by single source suppliers. However, the Company believes that alternative sources of its supply of needed products and services exist or can be developed and the Company plans to explore such alternate sources during calendar year 1999 for any supplier which the Company believes is at risk of not becoming Year 2000 compliant in a timely fashion. The most reasonably likely worst case scenario for the Company with respect to the Year 2000 problem is the failure of one or more critical Third Party Suppliers to be Year 2000 compliant such that its supply of needed products or services is interrupted. This could result in the Company not being able to produce one or more of its systems for a period of time, which in turn could result in lost sales and profits. In the event that the Company identifies any Third Party Supplier that is at risk of not becoming Year 2000 compliant in a timely fashion, the Company plans to stockpile sufficient inventories of the products provided by such supplier to permit it to continue to operate until such supplier can become Year 2000 compliant or an alternate source can be developed.

         The Company has established a project team headed by the Vice President of Operations to identify internal systems which are not Year 2000 compliant and complete the corrections or plans required to mitigate the Year 2000 issue. The Company has identified two categories of internal systems that require review:

                  (1) informational technology ("IT") systems used to process mission critical information, such as personal computers and networks, and

                  (2) non-IT systems, such as office equipment and machinery, telephone and data communication systems, climate control and security systems, which may contain microcontrollers with embedded technology.

         The Company is developing a strategy to address the potential exposures related to the impact on its IT systems for the Year 2000 and beyond. An inventory of key financial and operational systems is being completed. Detailed plans for assessing, and implementing and testing any necessary modifications to, these key IT systems to make them Year 2000 compliant are being developed.

         The Company's principal IT systems are located at its headquarters in Plymouth, Michigan. These systems consist of a financial system, which the Company has forward-date tested and believes is Year 2000 compliant, and an operations system provided by a third party vendor. This third-party vendor offers an upgraded version which is represented to be Year 2000 compliant. Alternatively, the Company believes that the current version of the operations system can be remediated by a third party to be Year 2000 compliant. Completion of this remediation is expected in the first half of 1999. The Company also has a number of engineering systems, used primarily for testing, developed by the Company's internal staff. The Company intends to forward-date test these systems during the first quarter of 1999 and either remediate or replace them through internal staff efforts during 1999. The Company intends to assess the IT systems of its subsidiaries beginning in the first quarter of 1999.

         The Company maintains networks of personal computers. Using internal personnel, the Company plans to assess the Company's personal computer networks for Year 2000 compliance and to make necessary modifications. The assessment will begin in the first quarter of 1999. Completion of this project is expected in the first half of 1999. The Company's personal computer systems generally operate using "shrinkwrapped" software (such as Microsoft Windows 95, Microsoft Word and Excel). To the extent any of the programs used by the personal computer systems are not Year 2000 compliant, the Company believes that Year 2000 compliant upgrades are or will be readily available for purchase.

         In the event that the Company's personal computer networks were found not to be Year 2000 compliant, and could not be remediated in a timely or cost-efficient manner, the Company would accelerate the replacement of non-compliant components of such networks with Year 2000 compliant components. However, since the Company continuously upgrades its personal computers as part of its normal operations, many of the older personal computers are likely to be eliminated prior to 2000.

         A failure of one or more of the Company's internal systems to become Year 2000 compliant, particularly the Company's principal internal information technology systems, could require the Company to manually process information or could prevent or limit access to mission critical information.

         The Company's non-IT systems consist principally of security, climate control, telephone and data communication systems. The Company will begin the initial assessment of these systems in the first quarter of 1999, with any required remediation expected in the first half of 1999. Most of the Company's operations are conducted from its headquarters in Plymouth, Michigan, which was built in 1996, and included new non-IT systems. If the Company's non-IT systems cannot be remediated to become compliant, and if it is necessary for the Company's operations, the Company will replace those systems before the end of 1999. The Company believes that there are alternative providers of these systems which are Year 2000 compliant, but to date it has not explored the time required to implement a new system or the additional cost to the Company.

YEAR 2000 COSTS

         Most of the costs incurred by the Company to date on Year 2000 compliance issues have been internal staff costs and costs relating to normal product upgrades, which the Company has not separately tracked. As a result, the Company is not able to reasonably estimate the amount of such expenditures. The Company presently estimates that its future costs relating to Year 2000 compliance issues, including replacement systems, will be less than $100,000. The Company would have incurred many of the costs for these efforts in any event because of the normal process of product and equipment upgrades. These cost estimates are subject to a number of uncertainties, which could result in actual costs exceeding the estimated amounts including, but not limited to, undetected errors or defects discovered in connection with the assessment and remediation process or unanticipated difficulties in completing the remediation in a timely fashion, resulting in the need either to replace more of the systems than originally expected and/or hire more personnel or third party firms to assist in the remediation process or the Company being required to assist any of its Third Party Suppliers to become Year 2000 compliant. Costs related to the Year 2000 issue are funded through operating cash flows. The Year 2000 costs have not caused the Company to defer any other significant information technology program.

YEAR 2000 RISKS AND CONTINGENCY PLANS

         The Company's Year 2000 project team plans to evaluate business disruption scenarios, coordinate the establishment of more detailed Year 2000 contingency plans, and identify and implement preemptive strategies. The Company plans to develop more detailed contingency plans for critical business processes during 1999 as the Company identifies areas of greater risk for Year 2000 non-compliance internally or by its customers and Third Party Suppliers.

         Estimates of time, costs and risks associated with the Year 2000 issue are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and systems; cooperation and remediation success of the Company's suppliers and customers (and their suppliers and customers); and the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at the Company or its suppliers or customers (and their suppliers and customers).

         Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues. While the Company believes that its efforts to address Year 2000 issues for which it is responsible should be successful, a description of its most reasonably likely worst case Year 2000 scenarios have been described above. In addition, it is possible that there will be undetected errors or defects associated with Year 2000 date functions in the Company's current products or internal systems or those of its Third Party Suppliers (and their suppliers and customers). If any of the foregoing scenarios should occur, it is possible that the Company could be involved in litigation. Because of the unprecedented nature of litigation in this area, it is uncertain how the Company may be affected by it. In the event of such litigation or the occurrence of one or more of the most reasonably likely worst case Year 2000 scenarios, it is possible the Company's revenues, net income or financial condition could be materially adversely affected.


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

                             SAFE HARBOR STATEMENT

         Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operation may be "forward looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to 1998 revenue and earnings levels, the timing of receipt and shipment of orders in 1998 and the timing of new product releases. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to those discussed above, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, the impact of undetected errors or defects associated with the Year 2000 date functions on the Company and its suppliers, and the effect of economic conditions.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         As previously disclosed in Item 1 of the Form 10-Q for the quarter ended March 31, 1998, the Company has a suit pending in the U.S. District Court for the Eastern District of Michigan against Sensor Adaptive Machines, Inc. ("SAMI") and Timothy Pryor ("Pryor") alleging breach of non-compete agreements provided by SAMI and Pryor to the Company prior to their expiration in July 1995 and seeking damages and equitable relief. SAMI and Pryor filed counterclaims against the Company alleging, in part, that the Company is engaged in unlawful monopolization and tortious interference with business practice and seeking damages. In response to a motion for summary disposition filed by the Company, the counterclaim for unlawful monopolization was dismissed by the court in June 1998. The Company believes that the remaining counterclaims are without merit and intends to vigorously pursue its claims and defend the remaining counterclaims. The trial on this matter started in October 1998.

         As previously disclosed in Item 1 of the Form 10-Q for the quarter ended June 30, 1998, Speroni, S.p.A. ("Speroni") filed suit against the Company on June 2, 1998, in the U.S. District Court for the Eastern District of Michigan. This suit was dismissed by the Court on September 25, 1998, with prejudice. Speroni has appealed the dismissal. The suit alleged tortious interference by the Company with the business relationships and expectancies between Speroni and its customers and with exclusive distributorship contracts between Perceptron B.V., a wholly-owned subsidiary of the Company, and Speroni relating to distribution of the Company's P-1000 products in Italy and France. Speroni sought unspecified compensatory damages and punitive damages of $10 million. Perceptron B.V. has terminated its exclusive distributorship contracts with Speroni because of Speroni's breaches. Perceptron B.V. has sought arbitration of this matter, requesting the I.C.C. (International Chamber of Commerce) International Court of Arbitration (the "ICC") to confirm the terminations of the exclusive distributorship contracts and to award Perceptron B.V. at least $2.3 million in damages. Speroni has filed counterclaims with the ICC, alleging breach of the exclusive distributorship contracts by Perceptron B.V., and seeking damages of $6.5 million. The Company intends to vigorously pursue its claims and defend Speroni's claims.


ITEM 5.  OTHER INFORMATION

         Perceptron's Chief Financial Officer, John G. Zimmerman, has announced he will be leaving the Company, effective November 13, 1998. A candidate search is now underway to identify Mr. Zimmerman's replacement. The Company's Controller, Sylvia Smith, will assume Mr. Zimmerman's responsibilities until a replacement is identified.

         The Company also reported that Harry T. Rein has resigned from Perceptron's Board of Directors after more than 14 years of dedicated service, citing his long tenure and the escalating demands on his time from his businesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

                  27.      Financial Data Schedule


         (B)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PERCEPTRON, INC.
                                 (Registrant)


Date:    November 13, 1998                By: /s/ Alfred A. Pease
                                              --------------------------
                                          Alfred A. Pease, President
                                          and Chief Executive Officer


Date:    November 13, 1998                By: /s/ John G. Zimmerman
                                              --------------------------
                                          John G. Zimmerman
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


Date:    November 13, 1998                By: /s/ Sylvia M. Smith
                                              --------------------------
                                          Sylvia M. Smith
                                          Controller and
                                          Chief Accounting Officer

                                 Exhibit Index



Exhibit No.              Description
-----------              -----------
   27                    Financial Data Schedule