Form 10-K
period 1998-12-31
PERCEPTRON INC/MI
filed 1999-03-29
CIK 887226

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE TRANSITION PERIOD FROM           TO         .
                                       ---------   ---------

COMMISSION FILE NUMBER: 0-20206

                                PERCEPTRON, INC.
             (Exact name of registrant as specified in its charter)

         Michigan                                              38-2381442
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

                  Yes   X                            No
                      ----                                ----

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 17, 1999, as reported by The Nasdaq Stock Market, was approximately $34,100,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

         The number of shares of Common Stock, $0.01 par value, issued and outstanding as of March 17, 1999, was: 8,169,152.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report.

       Document                                    Incorporated by reference in:
Proxy Statement for 1999
Annual Meeting of Shareholders                        Part III, Items 10 - 13

--------------------------------------------------------------------------------

                                     PART I

ITEM 1:    DESCRIPTION OF BUSINESS

GENERAL

         Perceptron, Inc. ("Perceptron" or the "Company") designs, develops, manufactures and markets information based process measurement and guidance solutions, that help customers improve performance. The Company's systems provide information to process automation equipment or to workers to address a number of measurement and guidance applications. Product solutions offered by the Company include: (1) Process control systems that precisely measure and process measurements to monitor assembly processes for conformance to design intent. (2) Systems that guide robots to perform precise tasks on the assembly line. (3) Systems that inspect and detect defects on painted surfaces. (4) Systems that capture the shape of logs and process the shape data to optimize the cutting process. Perceptron's product offerings are designed to improve quality, increase productivity and decrease costs in the automotive and forest and wood products workplace.

         With the 1997 acquisitions of Trident Systems, Inc. ("Trident") and Nanoose Systems Corporation ("Nanoose") and the 1998 asset purchases from Sonic Industries, Inc. and Sonic Technologies, Inc. ("Sonic"), the Company has both a Forest Products business unit segment and an Automotive business unit segment. The Company has engineering, selling, assembly and installation resources in place to support customer requirements for both of these market segments.

         The Company's current principal products rely on proprietary three-dimensional image processing and feature extraction software algorithms combined with two distinct three-dimensional object imaging technologies:
TriCam(TM) and LASAR(TM). TriCam technology uses structured laser light triangulation techniques to obtain accurate three-dimensional measurements. TriCam systems are primarily used to measure formed parts for process control, to provide robot guidance for automated assembly tasks and to perform non-contact alignment functions. TriCam is also applied to measure naturally occurring three-dimensional shapes such as logs. LASAR technology uses laser radar technology and provides accurate three-dimensional measurements of all points in a scene over a larger field of view than does TriCam.

         Perceptron proprietary software algorithms convert sensor images into meaningful dimensional information and present it in a variety of useful formats. Perceptron's design philosophy is to create systems which incorporate sophisticated proprietary software and hardware to minimize the need for customer application engineering. The Company's products are used by factory-floor personnel for in-line manufacturing or in other operating environments, are re-configurable and are amenable to Internet, Web-based networking. The systems provide graphical displays, in addition to numerical reports.

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

         On October 1, 1998, the Company acquired the assets and ultrasound intellectual property, and assumed certain liabilities, of Sonic of Hatboro, Pennsylvania. Sonic designs and markets scanning systems, principally for food and forest product applications.

         In 1999, the Company merged its wholly-owned subsidiary, Autospect, Inc. ("Autospect") with and into the Company and Autospect is now operated as part of the Automotive business unit.

         The Company was incorporated in Michigan in 1981. Its headquarters are located at 47827 Halyard Drive, Plymouth, Michigan 48170-2461, (734) 414-6100. The Company also has operations in Ann Arbor, Michigan; Atlanta, Georgia; Hatboro, Pennsylvania; British Columbia, Canada; Munich, Germany; Seoul, South Korea; Rotterdam, The Netherlands; Sao Paulo, Brazil and Tokyo, Japan.

MARKETS

         The Company has a multiple market approach, with the main focus being the automotive industry. With the acquisition of Autospect in 1997, the Company now has product offerings encompassing the entire automobile manufacturing line, including stamping, general assembly, paint, trim and final assembly. Perceptron's purchase of Trident and Nanoose in 1997 and Sonic assets in 1998 increased its marketing efforts in the forest and wood products markets. The Company believes that there may be potential applications for its three-dimensional measurement systems in non-automotive industries as diverse as aerospace, food processing, appliances, robot and autonomous vehicle guidance, and others. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended ("Exchange Act").

PRODUCTS AND APPLICATIONS

                            AUTOMOTIVE BUSINESS UNIT

         Assembly Process Control System ("P-1000"): The P-1000 system, which uses TriCam sensors, has been sold primarily to automotive manufacturers to measure large formed vehicle body parts and assembled vehicle bodies. This system, which has also been sold to the appliance industry, is used by manufacturers of large formed parts and assemblies for process control. Installed directly in the customer's manufacturing line, typically in connection with new model re-tooling programs, the P-1000 system rapidly measures critical dimensions and performs analyses to reduce part-to-part variation and deviations from design intent. By continually measuring and analyzing sources of variation, the manufacturer can more quickly identify and correct manufacturing process faults, thereby preventing defects from reaching the ultimate customer.

         Completing measurement and analysis tasks within a few seconds, the P-1000 enables customers to shorten the time it would otherwise take to launch a new product. In addition, the P-1000 enables customers to reduce cost and increase both quality and throughput by measuring and analyzing sources of variation to achieve continuous process improvement.

         Robot Guidance System for automated assembly ("RGS"): The RGS system, which is used for flexible assembly, incorporates TriCam sensors and high-speed digital process electronics and proprietary software to provide robots three-dimensional visual guidance to perform a variety of automated assembly tasks. The RGS optically locates the position on an object and instructs a robot to perform work on the located object. This product was developed in cooperation with Mercedes-Benz, which provided specifications to enable the system to address a broad range of applications. Other automotive companies, including General Motors, Ford, Volvo, BMW and Opel, are currently using RGS systems.

         The RGS system is currently used primarily by automotive companies in the following applications, among others; windshield insertion, door assembly and installation, hood and trunk lid installation, fuel tank installation, fender mounting and instrument panel installation.

         Non-Contact Wheel Alignment System ("NCA"): The NCA system, which uses TriCam three-dimensional machine vision technology, was developed in close cooperation with Ford Motor Company, which helped fund and was instrumental in testing the technology. The NCA system is incorporated into original equipment manufacturers' ("OEMs") wheel alignment equipment and offers a fast and accurate non-contact method to align wheels, which reduces costly in-plant maintenance of mechanical wheel alignment equipment. The Company supplies NCA systems to the automotive market through a number of OEMs. In connection with the settlement of certain litigation filed by the Company against Fori Automation alleging infringement of certain of the Company's patents relating to non-contact wheel alignment systems, the Company has licensed such patents to Fori on a non-exclusive basis.

         ScanWorks[TM]: The ScanWorks measurement and dimensional analysis software incorporates proprietary feature extraction algorithms, CAD data input, CAD to scan comparison, data filtering and motion device interfaces in an operator friendly, WindowsNT Graphical User Interface ("GUI"). The ScanWorks GUI links the operator with measurement products such as OptiFlex-Pro (formerly called Optical Checking Fixture) and OEM products.

         Dimensional Data Management ("DDM"): The DDM is a system that consolidates in-line measurement data and provides data analysis tools to help identify, trace, and eliminate sources of process variation and deviation from design intent. The DDM product consists of both server and client software. The server collects and stores dimensional data in a single database from Perceptron measurement systems. The client software provides multiple users, both local and remote, with the capability of monitoring and analyzing dimensional data.

         QMS-I: The QMS-I is a measurement system for coated surfaces. The QMS-I checks the painted surface quality of each car as it exits the paint oven, providing in-line quality trend analysis and process control information by car color, model, shift, etc. It generates four objective, repeatable, and reproducible ratings of coated surfaces. Measurements are taken in seconds, and data analysis is automated. With this information corrective action can be taken before quality drops below acceptable levels. The QMS-I interfaces with the Autospect "Paint Process Monitor" ("PPM"), a network that sends trend and quality data to the plant and corporate paint supervision. The information provided allows quick reaction to process changes, resulting in improved quality and cost savings. The QMS-Battery Portable ("QMS-BP"), a hand-held meter providing the same readings as the QMS-I, is used to monitor incoming parts and is used in paint laboratories.

         PaintScan: The PaintScan System (formerly Industrial Dirt Counter) checks the amount of dirt and other defects that affect the painted surface quality of a car. The system prints out a profile of the car and shows the location of the defects to assist in repair. The system also provides trend analysis and process control information to assist management in controlling the process. The initial version of this product was sold to one customer for two applications. While this version is currently running, no additional units of this version are being offered. Instead, a new enhanced version is currently in development which, once testing is complete, will become the new product offering.

                          FOREST PRODUCTS BUSINESS UNIT

         Forest Products Industry Application Solutions: TriCam and LASAR based vision systems relay high resolution scan data to the Company's mill-wide family of three-dimensional optimization software, providing a modular approach to optimizing the entire mill. This computer integrated manufacturing assists the mill in maximizing its returns on raw materials and capital investments. The software solutions, coupled with the precision of dense three-dimensional product modeling, provides process management with the added benefits of sophisticated reporting, real-time feedback, order scheduling, production control, and mill-wide information management.

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

         Note: Level IV software is based on WindowsNT operating system and Internet Explorer, products of Microsoft Corporation. Perceptron develops the GUI and the Data reporting structure, and interfaces to underlying software levels.

SALES AND MARKETING

         To date, the Company has marketed its systems either directly to the end users of the Company's systems, or to system integrators, value-added resellers ("VARs") or OEMs who in turn sell to the same end users and offer access to new markets.

         The Company's direct sales efforts are conducted by the Company's account executives. These account executives develop a close consultative selling relationship with the Company's customers. Perceptron's senior management works in close collaboration with customers' senior executives. The Company intends to continue this marketing strategy for its automotive and aerospace process control systems and for selected forest and wood products applications.

         With respect to the RGS system for robot guidance, the NCA system for wheel alignment, various aerospace sales activities and sales to the forest and wood products industry, the Company's marketing strategy is focused primarily on sales to selected system integrators, OEMs and VARs who integrate the Company's products into their systems for sale to end user customers.

         The Company has formed an Emerging Markets Business Unit. This unit is charged with finding and developing applications for existing software and hardware products in aerospace markets as well as bringing to market several new software product offerings.

         The Company's principal customers have historically been automotive companies that the Company either sells to directly or through system integrators or OEMs. The Company's products are typically purchased for installation in connection with new model re-tooling programs undertaken by these companies. Because sales are dependent on the timing of customers re-tooling programs, sales by customer vary significantly from year to year, as do the Company's largest customers. For the year ended December 31, 1998, approximately 22% of total revenues were derived from three automotive companies (General Motors, Ford and DaimlerChrysler). For the years ended December 31, 1997 and 1996, approximately 38% and 46%, respectively, of total revenues were derived from the same three customers. In 1998, sales to General Motors exceeded 10% of the Company's total net sales. For the years ended December 31, 1998, 1997 and 1996, 13%, 17% and 16% of net sales, respectively, were to system integrators and OEMs for the benefit of the same three automotive companies.

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

         The Company purchases a number of component parts and assemblies from single source suppliers. With respect to most of its components, the Company believes that alternate suppliers are readily available. Significant delays or interruptions in the delivery of components or assemblies by suppliers, or difficulties or delays in shifting manufacturing capacity to new suppliers, could have a material adverse effect on the Company. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000 Readiness Disclosure".

INTERNATIONAL OPERATIONS

         Europe: The Company's European operations have contributed approximately 20%, 23%, and 30% of the Company's revenues during the years ended 1996, 1997, and 1998, respectively. The Company's wholly-owned subsidiary, Perceptron Europe B.V. ("Perceptron B.V."), is located in Rotterdam, The Netherlands. Perceptron B.V. holds a 100% equity interest in Perceptron Europe GmbH ("Perceptron GmbH"), which is located outside of Munich, Germany. The Company currently employs 39 people in its European operations.

         Asia: The Company operates a direct sales and application office in Seoul, Korea and began operating through a representative sales office in Tokyo, Japan.

         South America: The Company has a direct sales office in Sao Paulo, Brazil to service automotive customers in South America.

         The Company's foreign operations are subject to certain risks typically encountered in such operations, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic and local policies of foreign governments, and the laws and policies of the U.S. and local governments affecting foreign trade and investment. For information regarding net sales, operating profit (loss) and identifiable assets of the Company's foreign operations, see Note 14 to the Consolidated Financial Statements, "Segment and Geographic Information".

COMPETITION

         The Company believes that the principal competitive factors in the Company's automotive markets are total capability as a process control system and, with certain of the Company's products, system price. There are a number of companies that sell similar and/or alternative technologies and methods into the same markets as the Company.

         The Company believes that the principal competitive factors in the Company's forest and wood products markets are its capability as a process control system and the value added when installed in a wood mill. In the forest and wood products markets, there are a number of companies that sell similar and/or alternative technologies and methods into the same markets as the Company.

         The Company believes that there may be other entities, some of whom may be substantially larger and have substantially greater resources than the Company, which may be engaged in the development of technology and products which could prove to be competitive with those of the Company. In addition, the Company believes that certain existing and potential customers may be capable of internally developing their own technology. There can be no assurance that the Company will be able to successfully compete with any such entities, or that any competitive pressures will not result in price erosion or other factors, which will adversely affect the Company's financial performance.

BACKLOG

         As of December 31, 1998, the Company had a backlog of $23.5 million, compared to $24.2 million as of December 31, 1997. Most of the backlog is subject to cancellation by the customer. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in its backlog by December 31, 1999.

RESEARCH AND DEVELOPMENT

         As of December 31, 1998, 124 persons employed by the Company were focused primarily on research, development and engineering relating to three-dimensional machine vision systems and related software. For the three years ended December 31, 1996, 1997 and 1998, the Company's research, development and engineering expenses were $7.3 million, $8.9 million, and $11.4 million, respectively.

         The Company engages in research and development ("R&D") to enhance its existing products, to adapt existing products to new applications and to develop new products to meet new market opportunities. The Company is involved in a continuous product improvement program for its products intended to enhance performance, reduce costs and incorporate new technological advances. To this end, the Company is engaged in strategic alliances with a number of research and development institutions. Recent customer recognition of the power of Web-based or Web-like informational navigation for manufacturing operations has involved the Company in pilot projects for widely distributed measurement systems and remote information accessibility.

         The Company has received a NIST-ATP award to participate in a joint venture to develop a robot guidance system for power train assembly automation. The Company's in-kind development contribution is approximately $500,000 over a four-year period that began in 1998. The joint venture is administered by the National Center for Manufacturing Sciences and includes a major automotive manufacturer.

         In late 1995, Autospect received a $1.8 million NIST grant that provided funding over three years for development of a system to measure the thickness of wet film (e.g. paint). During 1998, 1997 and 1996, the Company recorded reimbursements of $800,000, $600,000 and $400,000, respectively, which offset the related costs. Prototype testing was completed in 1998 and the system will be installed and tested in a manufacturing environment during 1999.

PATENTS, TRADE SECRETS AND CONFIDENTIALITY AGREEMENTS

         The Company owns ten U.S. patents and ten pending U.S. patent applications which relate to various products and processes manufactured, used, and/or sold by the Company. In addition, the Company also owns corresponding foreign patents in Canada, Europe, and Japan and has several patent applications pending in foreign locations. These U.S. patents expire from 2004 through 2014 and the Company's existing foreign patent rights expire from 2008 through 2011.

         The Company has been informed that certain of its customers have received allegations of possible patent infringement involving processes and methods used in the Company's products. Certain of these customers, including one customer who was a party to a patent infringement suit relating to this matter, have settled such claims. Management believes, however, that the processes used in the Company's products were independently developed without utilizing any previously patented process or technology. Because of the uncertainty surrounding the nature of any possible infringement and the validity of any such claim or any possible customer claim for indemnity relating to claims against these customers, it is not possible to estimate the ultimate effect, if any, of this matter on the Company's financial position.

         The Company has registered, and continues to register, various trade names and trademarks, including SCANWORKS, OPTIFLEX, PERCEPTRON, DATACAM, LASAR, VERISTAR, DRISCAN, TRICAM, AUTOSPECT and PAINTSCAN, among others, which are used in connection with the conduct of its business.

         The Company's software products are copyrighted and generally licensed to customers pursuant to license agreements that restrict the use of the products to the customer's own internal purposes on designated Perceptron equipment.

EMPLOYEES

         As of December 31, 1998, the Company employed 366 persons. None of the employees are covered by a collective bargaining agreement and the Company believes its relations with its employees to be good.

ITEM 2:    FACILITIES

         Perceptron's principal domestic facilities consist of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company, a 20,500 square foot leased facility in Ann Arbor, Michigan, a 13,000 square foot leased building in Atlanta, Georgia, and a 3,500 square foot leased facility in Hatboro, Pennsylvania. In addition, the Company leases a 1,350 square meters facility in Munich, Germany, a 1,000 square foot facility in Rotterdam, The Netherlands, a 6,200 square foot facility in British Columbia, Canada, an office in Sao Paulo, Brazil, an office in Seoul, Korea, and an office in Tokyo, Japan. The Company believes that its current facilities are sufficient to accommodate its requirements through 1999.

ITEM 3:    LEGAL PROCEEDINGS

         On December 11, 1998, a jury in a civil case in the U.S. District Court for the Eastern District of Michigan returned a favorable judgement for the Company and awarded damages of over $732,000. The suit, filed by the Company in June 1996, charged Sensor Adaptive Machines, Inc. ("SAMI") with violation of a covenant not to compete. SAMI filed counterclaims against the Company alleging, in part, that the Company was engaged in unlawful monopolization and tortious interference with business practice and sought damages. In response to a motion for summary disposition filed by the Company, the counterclaim for unlawful monopolization was dismissed by the court in June 1998. The jury found that the remaining counterclaims were without merit. On March 4, 1999, the Company's motion for interest was granted. SAMI has the right to appeal the judgement including the counterclaims against the Company.

         On September 25, 1998, the U.S. District Court for the Eastern District of Michigan dismissed, with prejudice, a suit filed against the Company by Speroni, S.p.A. ("Speroni"). Speroni has appealed the dismissal. The suit alleged tortious interference in conjunction with exclusive distributorship contracts covering the sale of P-1000 products in Italy and France between Perceptron B.V., a wholly-owned subsidiary of the Company, and Speroni. Speroni sought unspecified compensatory damages and punitive damages. Perceptron B.V. terminated the exclusive distributorship contracts in 1997 for breach of contract by Speroni and has sought arbitration of this matter with the International Chamber of Commerce International Court of Arbitration ("ICC"), to confirm the terminations and to award damages. Speroni has filed counterclaims with the ICC alleging breach of the exclusive distributorship contracts and seeking damages of $6.5 million. The Company intends to vigorously pursue its claims and defend Speroni's claims.


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

                                     PART II

ITEM 5:    MARKET FOR THE REGISTRANTS'S COMMON STOCK AND RELATED SHAREHOLDER
           MATTERS

         Perceptron's Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol "PRCP". The following table shows the reported high and low sales prices of Perceptron's Common Stock for the fiscal periods indicated:


                           Period                                                   Prices
                           ------                                                   ------

                                                                           Low                   High
                                                                           ---                   ----
1996
----
First Quarter...................................................       $   17.75             $   27.00
Second Quarter..................................................       $   25.50             $   39.00
Third Quarter...................................................       $   24.50             $   37.75
Fourth Quarter..................................................       $   23.50             $   37.50

1997
----
First Quarter...................................................       $   25.25             $   38.13
Second Quarter..................................................       $   25.25             $   30.75
Third Quarter...................................................       $   24.88             $   34.50
Fourth Quarter..................................................       $   19.13             $   30.75

1998
----
First Quarter...................................................       $   17.75             $   24.50
Second Quarter..................................................       $    9.38             $   20.50
Third Quarter...................................................       $    5.63             $   11.88
Fourth Quarter..................................................       $    4.25             $   11.25

1999
----
First Quarter (January 1, 1999 through March 17, 1999)..........       $    4.00             $    9.88


         No cash dividends or distribution on Perceptron's Common Stock have been paid and it is not anticipated that any will be paid in the foreseeable future.

         The approximate number of shareholders of record on March 17, 1999, was 256.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL INFORMATION


PERCEPTRON, INC. AND SUBSIDIARIES
(In thousands, except per share data)

                                                               Years Ended December 31,
                                         --------------------------------------------------------------------
Statement of Operations Data(1):           1998            1997           1996           1995           1994
                                           ----            ----           ----           ----           ----


Net sales                                $49,635         $65,102        $58,975        $43,154        $33,224
Gross profit                              27,193          40,025         35,367         26,184         19,248
Operating income (loss)                   (5,799)         15,118          9,502          7,699          6,046
Income (loss) before income taxes         (5,143)         16,009         10,245          8,227          6,179
Net income (loss)                         (3,339)         10,806          7,150          8,491          6,179
Net income (loss) per diluted
    average common share                   $(.41)          $1.28           $.86          $1.07           $.80
Weighted average common
    shares outstanding - diluted           8,239           8,412          8,309          7,955          7,695



                                                                   As of December 31,
                                        ---------------------------------------------------------------------
Balance Sheet Data:                        1998            1997           1996           1995           1994
                                           ----            ----           ----           ----           ----

Working capital                          $40,094         $45,604        $34,444        $28,119        $19,023
Total assets                              66,408          68,142         61,456         42,017         25,750
Long-term liabilities                      1,040              --             --             --             --
Shareholders' equity                      54,852          57,879         46,447         31,049         20,346


-----------------


(1) No cash dividends have been declared or paid during the periods presented.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Perceptron, Inc. ("Perceptron" or the "Company") designs, manufactures and markets information-based process measurement and guidance systems.

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

         On February 3, 1997, the Company consummated its acquisition of Autospect, Inc. ("Autospect") through the merger of a wholly-owned subsidiary of the Company with and into Autospect for aggregate consideration consisting of 387,093 shares of Common Stock of the Company. The transaction was accounted for as a pooling of interests. Autospect, which is now part of the Company's Automotive business unit, designs, develops and manufactures information-based coating inspection and defect detection systems primarily for use in the automotive industry.

         On April 30, 1997, the Company consummated its acquisitions of Trident Systems, Inc. ("Trident") and Nanoose Systems Corporation ("Nanoose") for aggregate consideration consisting of 219,962 and 89,820 shares, respectively, of Common Stock of the Company. The transactions were accounted for as poolings of interest.

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

         On October 1, 1998, the Company acquired the assets and ultrasound intellectual property, and assumed certain liabilities, of Sonic Industries, Inc. and Sonic Technologies, Inc. ("Sonic") of Hatboro, Pennsylvania. Sonic designs and markets ultrasound scanning systems, principally for food and forest product applications.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Net Sales. Net sales, of which substantially all are attributable to the automotive and forest and wood products ("Forest Products") markets, consist primarily of product sales together with training and service revenue. Net sales of $49.6 million in 1998 decreased by $15.5 million, or 24%, compared with net sales of $65.1 million in 1997. Net sales in the North American market, net of inter-segment eliminations, decreased from $48.3 million in 1997 to $34.5 million in 1998. Net sales in the European, Asian, and South American markets decreased from $16.8 million in 1997 to $15.1 million in 1998. The total decrease in net sales for 1998 was principally accounted for by a $12.4 million, or 32%, decrease in sales of P-1000 systems and a $3.0 million, or 29%, decrease in sales of RGS and NCA systems. Because the P-1000 system has been widely received, particularly in North America, by the automotive industry for several years, the sales decline for this system was not unexpected. As a result, P-1000 system sales in North America are expected to continue to decline. The RGS and NCA systems' decrease was primarily due to the timing of new orders. Forest Products' sales were up slightly compared with 1997.

         P-1000 systems accounted for 54% of net sales in 1998 and 60% of net sales in 1997. The RGS and NCA systems combined accounted for 15% of net sales in 1998 and 16% in 1997. Forest Products sales accounted for 20% of net sales in 1998 and 15% of net sales in 1997. Training and service revenues and other product sales accounted for the remainder of net sales in both years.

         New order bookings for 1998 totaled $48.9 million, compared to $66.1 million in 1997. North American orders declined from $50.4 million in 1997 to $32.9 million in 1998 while European and Asian orders were up from $15.7 million in 1997 to $16.0 million in 1998. P-1000 systems accounted for 60% of new order bookings in 1998 and 50% in 1997. RGS and NCA bookings accounted for 6% of bookings in 1998 and 17% in 1997. Forest Product bookings were 20% of the total in 1998 and 19% in 1997. Training and service and other product sales accounted for the remainder of net bookings in both years. The decrease in new order bookings in 1998 compared with 1997 was principally due to RGS and NCA systems and, to a lesser extent, lower orders for P-1000 systems, Forest Product systems, and Autospect paint inspection systems.

         RGS and, in particular NCA systems, orders were down due to the timing of new blanket purchase orders from several customers, expected to be received during the first half of 1999. The Forest Product systems' order decline reflected; (1) forest industry cash constraints related to weak demand for lumber and (2) reduced orders for LASAR based systems due to required system reengineering currently in process. Autospect paint inspection systems' new orders were lower than anticipated due to delays in new product development. The Company expects to release certain of these products during 1999. The foregoing statements contain "forward looking statements" within the meaning of the Securities Exchange Act of 1934. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement", below.

         Gross profit. Gross profit was $27.2 million, or 54.8%, of sales in 1998 compared with $40.0 million, or 61.5%, of sales in 1997. The percentage decrease was due primarily to the lower sales volume which led to under-absorbed fixed overhead and, to a lesser extent, sales mix and higher manufacturing, warranty and installation costs.

         Selling, general and administrative expenses. Selling, general and administrative expenses were $20.1 million, or 40.6%, of sales in 1998 compared with $16.0 million, or 24.5%, of sales in 1997. This increase was due primarily to adding personnel and associated expenses, such as travel and telephone, required to support the development of domestic and international markets for automotive and Forest Products. Incremental cost increases associated with the acquisitions during 1997 and 1998 also contributed to the year over year spending increase.

         Engineering, research and development. Engineering, research and development expenses increased from $8.9 million, or 13.7% of sales in 1997, to $11.4 million, or 22.9% of sales in 1998. The increase was primarily due to additional personnel as well as higher material and testing expenditures to support products under development.

         Intangible asset write-off. During 1998, the Company developed a new suite of non-contact three-dimensional measurement technologies, which superceded certain existing technologies recorded as intangible assets. As a result, the carrying value of these intangible assets was evaluated for impairment. This evaluation resulted in a write-off of intangible assets with a net book value of $1.5 million.

         Interest income, net. Interest income, net, decreased from approximately $0.9 million in 1997 to $0.7 million in 1998, due to lower average cash balances during 1998.

         Provision for income taxes. For the year ended December 31, 1998, the Company recorded a $1.8 million income tax benefit related to the pre-tax loss of $5.1 million, compared to a provision of $5.2 million related to pre-tax income of $16.0 million in 1997 (see Note 13 to the Consolidated Financial Statements, "Income Taxes").

     YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net Sales. Net sales, of which substantially all are attributable to the automotive and Forest Product markets, consisted primarily of product sales together with training and service revenue. The Company's net sales increased by 10% from $59.0 million in 1996 to $65.1 million in 1997. Net sales in the North American market increased from $46.3 million in 1996 to $48.3 million in 1997. Net sales in the European, Asian, and South American markets increased from $12.7 million in 1996 to $16.8 million in 1997. The total increase in net sales for 1997 was accounted for by a 5% increase in sales of P-1000 systems, a 45% increase in sales of RGS and NCA systems, and a 21% increase in the sale of Forest Product systems in North America.

         P-1000 systems accounted for 63% of net sales in 1996 and 60% of net sales in 1997. The RGS and NCA systems combined accounted for 12% of net sales in 1996 and 16% in 1997. Forest Products sales accounted for 13% of net sales in 1996 and 15% of net sales in 1997. Training and service revenues and other product sales accounted for the remainder of net sales in both years.

         New order bookings for 1996 totaled $64.7 million, compared to $66.1 million in 1997. North American orders were up from $49.7 million in 1996 to $50.4 million in 1997 and European, Asian and South American orders were up from $15.0 million in 1996 to $15.7 million in 1997. P-1000 systems accounted for 66% of new order bookings in 1996 and 50% in 1997. RGS and NCA bookings accounted for 13% of bookings in 1996 and 17% in 1997. Forest Product bookings were 10% of the total in 1996 and 19% in 1997. Training and service and other product sales accounted for the remainder of net bookings in both years. The increase in new order bookings in 1997 was principally due to Forest Product orders, orders for RGS and NCA systems and orders for Autospect paint inspection products, offset by a decline in P-1000 orders.

         Gross profit. Gross profit increased from $35.4 million in 1996 to $40.0 million in 1997, and as a percentage of net sales increased from 60.0% in 1996 to 61.5% in 1997. The percentage increase is due primarily to increased sales of higher gross margin products and, to a lesser extent, to the lower gross profit percentage associated with sales by the Company of a new product, which was integrated into equipment acquired from an original equipment manufacturer ("OEM"), and sold as a complete system in 1996.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 4% from $15.4 million in 1996 to $16.0 million in 1997. This increase is due primarily to increases in personnel and various operating expenses required to support the increased 1997 operating activity and, to a lesser extent, to costs associated with the recent acquisitions partially offset by decreased management performance bonuses. Additionally, 1996 expenses included a non-recurring charge related to a special compensation program at one of the acquired companies. As a percentage of net sales, selling, general and administrative expenses decreased from 26.1% in 1996 to 24.5% in 1997.

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

         Non-cash stock compensation expense. During 1996, some participants in the Company's stock option plan used Perceptron stock options to pay the exercise price of stock options issued under the plan. Accounting rules required the recording of a non-cash compensation expense relating to these exercises. The Company took action to eliminate the provision in its stock option plans which otherwise might have resulted in similar non-cash stock compensation expense in 1997 and future years.

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

         Provision for income taxes. For the year ended December 31, 1997, the Company recorded a $5.2 million provision for income taxes, representing an estimated effective tax rate of 32.5%, compared to a provision of $3.1 million in 1996, representing an estimated effective tax rate of 30.0% (see Note 13 to the Consolidated Financial Statements, "Income Taxes").

         Net income. Net income in 1997 was $10.8 million, or 16.6% of net sales, resulting in $1.28 per diluted share. In 1996, net income was $7.2 million, or 12.1% of net sales, resulting in $.86 per diluted share. Excluding the non-cash stock option compensation expense, the 1996 net income would have been $9.2 million, 15.6% of net sales, or $1.11 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents as of December 31, 1998, were $5.8 million, compared with $14.4 million as of December 31, 1997. The use of cash was due primarily to; (1) $2.6 million dollars for operations after adjusting for non-cash charges, (2) increased inventories of $3.3 million and other working capital needs of $1.1 million, (3) capital spending of $2.4 million, (4) stock repurchase of $1.6 million and (5) the acquisition of Sonic assets for $1.1 million. These cash outflows were partially offset by; (1) the sale of marketable securities of $2.0 million and (2) proceeds from exercises of stock options of $1.2 million. The inventory increase was due primarily to higher levels of work-in-process and finished goods inventories to support future deliveries.

         The Company has unsecured credit facilities totaling U.S. $5.0 million and DM 1.0 million. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (7 3/4 % as of March 17, 1999). The credit facilities expire on May 31, 1999, unless canceled earlier by the Company or the bank. As of December 31, 1998, Perceptron had no outstanding borrowings on these facilities. The Company expects to renew these credit facilities.

         The Company believes that cash on hand and existing credit facilities will be sufficient to fund its currently anticipated 1999 cash flow requirements.

         The Company expects to spend approximately $3.0 million during 1999 for capital equipment, although there is no binding commitment to do so.

         The Company has completed the previously approved stock repurchase program. A total of 173,000 shares of the Company's outstanding Common Stock were repurchased, of which 123,000 shares were repurchased during 1998. Repurchased shares primarily will be used to offset the Company's requirements for share issuances under its various stock-based incentive programs. Expansion of this repurchase program will be considered from time to time to meet the continuing share requirements of the Company's stock-based incentive programs. The Company may buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices.

         For a discussion of certain contingencies relating to the Company's financial position and results of operations, see Note 10 to the Consolidated Financial Statements, "Contingencies".

EURO CONVERSION

         A single currency called the "euro" was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency.

         Conversion to the euro may reduce the amount of the Company's exposure to changes in foreign exchange rates, due to the netting effect of having assets and liabilities denominated in a single currency as opposed to the various legacy currencies. Conversely, because there will be less diversity in the Company's exposure to foreign currencies, movements in the euro's value in U.S. dollars could have a more pronounced effect, whether positive or negative, on the Company.

YEAR 2000 READINESS DISCLOSURE

                               YEAR 2000 OVERVIEW

         An issue affecting the Company is the potential inability of many computer systems and applications to process information in the year 2000 and beyond. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations (the "Year 2000" capability issue). Programs that will operate in the Year 2000 unaffected by the change in year from 1999 to 2000 are referred to herein as "Year 2000 compliant". The disclosure below is intended to summarize the Company's actions to minimize the risk. Certain portions of the discussion set forth below contain "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, including, but not limited to, those relating to the compliance of the Company's products and systems to operate under the Year 2000 issue, future costs to remediate Year 2000 issues, the timetable in which such remediation is to occur, the alternatives available to the Company to fully address Year 2000 issues, the Company's requirements and the impact on the Company of an inability of it or its key suppliers and customers to fully address Year 2000 issues. Actual results could differ materially from those in the forward looking statement due to a number of uncertainties set forth below.

                          YEAR 2000 STATE OF READINESS

         The Company has forward-date tested the current version of its principal products and believes that the current versions, and all versions currently under warranty, are capable of operating in the Year 2000. The Company's products operate on computers and operating systems supplied by third party vendors. The Company's customers have been advised to conduct their own forward-date tests on such systems and to contact the third party vendors regarding available upgrades or other remediation efforts.

         The Company's principal customers are automotive companies and forest and wood products processors and system integrators who sell to such customers. Because of the size and level of Year 2000 compliance activity by these customers, the Company expects most of these customers will become Year 2000 capable in a timely fashion. However, the Company does not plan to monitor their progress in this regard. If any of the Company's customers are unable to become Year 2000 capable in a timely fashion, it is possible they could suspend product purchases from the Company until their systems have addressed the Year 2000 issue.

         The Company is in the process of determining whether its principal vendors and suppliers (all of which are referred to as "Third Party Suppliers") are Year 2000 capable. The plan includes the identification of principal Third Party Suppliers, formal communications with the Third Party Suppliers regarding their Year 2000 efforts and, with respect to its critical Third Party Suppliers, some form of additional verification of readiness, which could include site visits. The failure of one or more critical Third Party Suppliers to be Year 2000 capable such that its supply of needed products or services is interrupted could result in the Company not being able to produce one or more of its systems for a period of time, which in turn could result in lost sales and profits.

         The Company has established a project team to identify internal systems which are not Year 2000 capable and complete the corrections or plans required to mitigate the Year 2000 issue. The Company's principal information technology ("IT") systems are located at its headquarters in Plymouth, Michigan. These systems consist of a financial system, which the Company has forward-date tested and believes is Year 2000 capable, and an operations system provided by a third party vendor. This third-party vendor offers an upgraded version which is represented to be Year 2000 compliant. Alternatively, the Company believes that the current version of the operations system can be remediated by a third party to be Year 2000 capable. Completion of this remediation is expected in the first half of 1999. The Company also has a number of engineering systems, used primarily for testing, developed by the Company's internal staff. The Company forward-date tested these systems during the first quarter of 1999 and is in the process of completing the remediation necessary to make them Year 2000 compliant. The Company has begun to assess the IT systems of its subsidiaries.

         The Company maintains networks of personal computers. Using internal personnel, the Company plans to assess the Company's personal computer networks for Year 2000 compliance and to make necessary modifications. The assessment began in the first quarter of 1999. Completion of this project is expected in the first half of 1999. The Company's personal computer systems generally operate using "shrinkwrapped" software (such as Microsoft Windows 95, Microsoft Word and Excel). To the extent any of the programs used by the personal computer systems are not Year 2000 compliant, the Company believes that Year 2000 capable upgrades are or will be readily available for purchase.

         A failure of one or more of the Company's internal systems to become Year 2000 compliant, particularly the Company's principal internal information technology systems, could require the Company to manually process information or could prevent or limit access to mission critical information.

         The Company's non-IT systems consist principally of security, climate control, telephone and data communication systems. The Company began its initial assessment of these systems in the first quarter of 1999. Most of the Company's operations are conducted from its headquarters in Plymouth, Michigan, which was built in 1996, and included new non-IT systems. If the Company's non-IT systems cannot be remediated to become compliant, and if it is necessary for the Company's operations, the Company will replace those systems before the end of 1999.

                                YEAR 2000 COSTS

         Most of the costs incurred by the Company to date on Year 2000 compliance issues have been internal staff costs and costs relating to normal product upgrades, which the Company has not separately tracked. As a result, the Company is not able to reasonably estimate the amount of such expenditures. The Company presently estimates that its future costs relating to Year 2000 compliance issues, including replacement systems, will be less than $100,000. The Company would have incurred many of the costs for these efforts in any event because of the normal process of product and equipment upgrades. These cost estimates are subject to a number of uncertainties, which could result in actual costs exceeding the estimated amounts described below. Costs related to the Year 2000 issue are funded through operating cash flow. The Year 2000 costs have not caused the Company to defer any other significant information technology program.

                     YEAR 2000 RISKS AND CONTINGENCY PLANS

         The Company's Year 2000 project team plans to evaluate business disruption scenarios, coordinate the establishment of Year 2000 contingency plans, and identify and implement preemptive strategies. The Company plans to develop contingency plans for critical business processes during 1999 as the Company identifies areas of greater risk for Year 2000 non-compliance internally or by its customers and Third Party Suppliers. Estimates of time, costs and risks associated with the Year 2000 issue are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and systems; cooperation and remediation success of the Company's suppliers and customers (and their suppliers and customers); the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at the Company or its suppliers or customers (and their suppliers and customers); unanticipated difficulties with the assessment or remediation process resulting in the need to replace more systems or hire more personnel or third party firms to assist in the process than expected and the Company being required to assist any of its Third Party Suppliers to become Year 2000 compliant.

         Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues. In addition, it is possible that there will be undetected errors or defects associated with Year 2000 date functions in the Company's current products or internal systems or those of its Third Party Suppliers (and their suppliers and customers). Because of the unprecedented nature of litigation in this area, it is uncertain how the Company may be affected by it. In the event of such litigation or the occurrence of production disruptions related to Third Party Suppliers, internal issues, or customers, it is possible the Company's revenues, net income or financial condition could be materially adversely affected.

MARKET RISK INFORMATION

         Perceptron's primary market risk is related to foreign exchange rates. This risk is derived from sales by its international operations which are primarily located in Germany and The Netherlands and for which products are produced in the U.S. The Company has historically not had direct exposures to interest rate risks. The Company assumed fixed rate debt due in 2003 in connection with a recent acquisition. To the extent the Company needs to borrow funds in the future it could be exposed to interest rate risks. At December 31, 1998, the Company did not have any market risk instruments for trading purposes.

                             FOREIGN CURRENCY RISK

         The Company has limited foreign currency exchange risk in its international operations due to the percentage of contracts entered into in U.S. dollars and the short time period between sales commitment and delivery for contracts in the non-U.S. currencies. The percentage of sales commitments in U.S. Dollars at December 31, 1998 was 89%. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Euro Conversion".

         The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At December 31, 1998 and 1997, the Company had no forward contracts outstanding.

NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", was issued by the Financial Accounting Standards Board in June 1997. This Statement requires all items that must be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Perceptron adopted SFAS 130 for 1998 and included the required annual information in the Consolidated Statement of Shareholders' Equity.

         Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Perceptron adopted SFAS 131 for 1998 (see
Note 14, "Segment and Geographic Information" to the Consolidated Financial Statements).

         In March 1998, the Accounting Standards Executive Committee ("ASEC") for the American Institute of Certified Public Accountants released Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use." SOP 98-1 requires the capitalization of internal-use software and specifically identifies which costs should be capitalized and which costs should be expensed. The statement is effective for fiscal years beginning after December 15, 1998. Management does not expect the SOP to have a material effect on the Company's consolidated financial statements.

         In April 1998, the ASEC released SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 generally requires costs of start-up and organizational activities to be expensed as incurred and is effective for fiscal years beginning after December 15, 1998. Management does not expect the SOP to have a material effect on the Company's consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in the consolidated balance sheet, measured at fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. The statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings. The Company from time to time engages in hedging activities to minimize the impact of foreign currency fluctuations. Management is currently assessing the effect that this pronouncement may have on the Company's consolidated financial statements.

SAFE HARBOR STATEMENT

         Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operation may be "forward looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to 1999 and future revenue and earnings levels, the timing of new product releases and the expansion of the Company into new markets. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, the impact of undetected errors or defects associated with the Year 2000 date functions on the Company and its suppliers, and the effect of economic conditions.

ITEM 7A: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required pursuant to this item is incorporated by reference herein from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                           Page

Report of Independent Accountants..........................................  17

Consolidated Financial Statements:

         Balance Sheets - December 31, 1998 and 1997.......................  18

         Statements of Income for the years ended
         December 31, 1998, 1997 and 1996..................................  19

         Statements of Shareholders' Equity
         for the years ended December 31, 1998, 1997 and 1996..............  20

         Statements of Cash Flows for the years ended December 31, 1998,
         1997 and 1996.....................................................  21

         Notes to Consolidated Financial Statements........................  22

                      [PRICEWATERHOUSECOOPERS LETTERHEAD]


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Perceptron, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Perceptron, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to in item 14(A)(2) for each of the three years in the period ended December 31, 1998 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP


Detroit, Michigan
February 12, 1999

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


At December 31,                                                                               1998           1997
                                                                                           ------------   -----------
ASSETS
       Current Assets:
         Cash and cash equivalents                                                         $     5,753     $  14,448
         Marketable securities                                                                       -         2,000
         Receivables:
            Billed receivables, net of allowance for doubtful accounts
              of $200,000 and $175,000, respectively                                            27,357        28,000
            Unbilled and other receivables                                                       4,242         2,692
         Inventories, net of reserves of $519,000 and $860,000, respectively                    11,365         8,019
         Prepaid expenses and deferred tax asset                                                 1,893           708
                                                                                           -----------    ----------
            Total current assets                                                                50,610        55,867
                                                                                           -----------    ----------

       Property and Equipment:
         Building and land                                                                       5,990         5,982
         Machinery and equipment                                                                 8,950         6,638
         Furniture and fixtures                                                                  1,438         1,312
                                                                                           -----------    ----------
                                                                                                16,378        13,932
         Less  -  Accumulated depreciation and amortization                                     (5,131)       (3,308)
                                                                                           -----------    ----------
            Net property and equipment                                                          11,247        10,624
                                                                                           -----------    ----------

       Other Assets:
         Intangible assets, net of accumulated amortization
            of $94,000 and $394,000, respectively (Note 6)                                       1,829         1,651
         Deferred tax asset                                                                      2,722             -
                                                                                           -----------    ----------
            Total other assets                                                                   4,551         1,651
                                                                                           -----------    ----------

                                                                                           -----------    ----------
       Total Assets                                                                        $    66,408    $   68,142
                                                                                           ===========    ==========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
       Current Liabilities:
         Accounts payable                                                                  $     3,666    $    2,979
         Accrued liabilities and expenses                                                        5,726         5,298
         Income taxes payable                                                                      841           631
         Accrued compensation and stock option expense                                             283         1,355
                                                                                           -----------    ----------
            Total current liabilities                                                           10,516        10,263
                                                                                           -----------    ----------

       Long-Term Liabilities:
         Notes payable (Note 7)                                                                  1,040             -
                                                                                           -----------    ----------
            Total long-term liabilities                                                          1,040             -
                                                                                           -----------    ----------

                                                                                           -----------    ----------
            Total liabilities                                                                   11,556        10,263
                                                                                           -----------    ----------

       Shareholders' Equity:
          Preferred stock - no par value, authorized 1,000,000 shares, issued none                   -             -
          Common Stock, $0.01 par value, authorized 19,000,000 shares, issued and outstanding 8,219,000 and 8,207,000 at December 31, 1998 and 1997,
           respectively                                                                             82            82
         Accumulated other comprehensive income (loss)                                          (1,669)       (2,411)
         Additional paid-in capital                                                             41,236        41,666
         Retained earnings                                                                      15,203        18,542
                                                                                           -----------    ----------
            Total shareholders' equity                                                          54,852        57,879
                                                                                           -----------    ----------

                                                                                           -----------    ----------
       Total Liabilities and Common Shareholders' Equity                                     $  66,408     $  68,142
                                                                                           ===========    ==========


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)


Years Ended December 31,                               1998         1997       1996
                                                     ---------   ---------   --------

Net Sales                                             $ 49,635    $ 65,102   $ 58,975

Cost of Sales                                           22,442      25,077     23,608
                                                      --------    --------   --------

       Gross Profit                                     27,193      40,025     35,367
                                                      --------    --------   --------


Operating Expenses:
       Selling, general and administrative              20,136      15,963     15,369
       Engineering, research and development            11,384       8,944      7,294
       Non-cash intangible asset write-off (Note 6)      1,472           -          -
       Non-cash stock compensation (Note 12)                 -           -      3,202
                                                      --------    --------   --------
            Total operating expenses                    32,992      24,907     25,865
                                                      --------    --------   --------

       Operating Income (Loss)                          (5,799)     15,118      9,502

Interest Income, net                                       656         891        743

                                                      --------    --------   --------
Income (Loss) Before Income Taxes                       (5,143)     16,009     10,245

Income Tax Expense (Benefit)                            (1,804)      5,203      3,095
                                                      --------    --------   --------
       Net Income (Loss)                              $ (3,339)   $ 10,806   $  7,150
                                                      ========    ========   ========


Earnings (Loss) Per Share:
       Basic                                          $   (.41)   $   1.34   $    .93
       Diluted                                        $   (.41)   $   1.28   $    .86

Weighted Average Common Shares Outstanding:
       Basic                                             8,239       8,065      7,661
       Diluted                                           8,239       8,412      8,309



The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In Thousands)


                                                                      ACCUMULATED
                                                                         OTHER          ADDITIONAL      RETAINED         TOTAL
                                                 COMMON STOCK        COMPREHENSIVE       PAID-IN        EARNINGS     SHAREHOLDERS'
                                             SHARES         AMOUNT      INCOME           CAPITAL       (DEFICIT)        EQUITY
                                           -------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1996                    7,420      $     74          $    (474)   $  30,863        $    586     $    31,049

Comprehensive income
   Net income                                                                                              7,150           7,150
   Other comprehensive income:
      Foreign currency translation
         adjustments                                                           (455)                                        (455)
                                                                                                                    ------------
        Total comprehensive income                                                                                         6,695
                                                                                                                    ------------
Shares issued for intangible assets             82             1                           2,299                           2,300
Stock options exercised, net of shares
   tendered                                    447             5                           2,062                           2,067
Tax benefit relating to stock option plans                                                   600                             600
Previously recorded stock option
   compensation attributable to options
   exercised                                                                                 534                             534
Non-cash compensation expense
   attributable to options exercised                                                       3,202                           3,202

                                           -------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996                  7,949      $     80          $    (929)   $  39,560        $  7,736     $    46,447
                                           =====================================================================================

Comprehensive income
   Net income                                                                                             10,806          10,806
   Other comprehensive income:
      Foreign currency translation
         adjustments                                                         (1,482)                                      (1,482)
                                                                                                                    ------------
        Total comprehensive income                                                                                         9,324
                                                                                                                    ------------
Stock options exercised, net of shares
   tendered                                    258             2                           1,852                           1,854
Tax benefit relating to stock option plans                                                    87                              87
Previously recorded stock option
   compensation attributable to options
   exercised                                                                                 167                             167

                                           -------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1997                  8,207      $     82          $  (2,411)   $  41,666        $ 18,542     $    57,879
                                           =====================================================================================

Comprehensive income (loss)
   Net income (loss)                                                                                      (3,339)         (3,339)
   Other comprehensive income:
      Foreign currency translation                                              742                                          742
         adjustments
                                                                                                                    ------------
        Total comprehensive income (loss)                                                                                 (2,597)
                                                                                                                    ------------
Stock options exercised, net of shares
   tendered                                    135             1                             988                             989
Tax benefit relating to stock option plans                                                   223                             223
Stock repurchase                              (123)           (1)                         (1,641)                         (1,642)

                                           -------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1998                  8,219      $     82          $  (1,669)   $  41,236        $ 15,203     $    54,852
                                           =====================================================================================

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


Years Ended December 31,                                                           1998         1997        1996
                                                                              ------------  -----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                          $ (3,339)   $ 10,806    $  7,150
      Adjustments to reconcile net income to net cash provided from (used for)
        operating activities:
           Depreciation and amortization                                            2,488       1,754         904
           Non-cash write-off of intangible asset                                   1,472           -           -
           Non-cash stock compensation expense                                          -         167       3,202
           Deferred income taxes                                                   (3,190)
           Other                                                                        -           -         293
           Changes in assets and liabilities, exclusive of changes shown
              separately                                                           (4,393)     (9,417)     (9,640)
                                                                                 --------    --------    --------
                Net cash provided from (used for) operating activities             (6,962)      3,310       1,909
                                                                                 --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of short-term debt                                                   2,000           -         980
      Repayment of short-term debt                                                 (2,000)       (980)       (200)
      Repurchase of company stock                                                  (1,642)          -           -
      Proceeds from the exercise of stock options                                   1,212       1,941       2,671
                                                                                 --------    --------    --------
                Net cash provided from (used for) financing activities               (430)        961       3,451
                                                                                 --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                         (2,400)     (2,356)     (5,703)
      Sales and maturities of marketable securities                                 2,000         500           -
      Purchases of marketable securities                                                -           -      (2,500)
      Purchase of Sonic assets (Note 6)                                            (1,114)          -           -
                                                                                 --------    --------    --------
                Net cash (used for) investing activities                           (1,514)     (1,856)     (8,203)
                                                                                 --------    --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                          211        (391)       (175)
                                                                                 --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (8,695)      2,024      (3,018)
CASH AND CASH EQUIVALENTS, JANUARY 1                                               14,448      12,424      15,442
                                                                                 --------    --------    --------
CASH AND CASH EQUIVALENTS, DECEMBER 31                                           $  5,753    $ 14,448    $ 12,424
                                                                                 ========    ========    ========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
      Billed, unbilled and other receivables, net                                $   (667)   $ (6,600)   $ (9,996)
      Inventories                                                                  (3,262)       (843)     (2,138)
      Accounts payable                                                                687      (1,913)        588
      Other current assets and liabilities                                         (1,151)        (61)      1,906
                                                                                 --------    --------    --------
                                                                                 $ (4,393)   $ (9,417)   $ (9,640)
                                                                                 ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the year for interest                                     $      6    $     31    $     24
      Cash paid during the year for income taxes                                    1,288       2,889       2,711

      Non-cash transactions:
        Previously recorded compensation expense attributable to
             options exercised                                                          -         167         534
        Intangible assets acquired by assumption of note
           payable and for stock, respectively (Note 6)                             1,040           -       2,300


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

         Perceptron, Inc. and its wholly-owned subsidiaries (collectively, the "Company") are involved in the design, development, manufacture, and marketing of machine vision systems which are used primarily in the automotive industry, and to a lesser extent, in forest and wood products and other industries.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of the Company give effect to the acquisition by the Company of Autospect, Inc. ("Autospect"), which was consummated on February 3, 1997, and Trident Systems Inc. ("Trident") and Nanoose Systems Corporation ("Nanoose"), which acquisitions were consummated on April 30, 1997. The acquisitions were accounted for as poolings of interest. All periods preceding the acquisition dates have been restated to include the combined results and balances of these companies. On January 1, 1999, the Company merged Autospect into the Company and Autospect is now operated as part of the Automotive business unit.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

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

FOREIGN CURRENCY TRANSLATION

         The financial statements of the Company's wholly-owned foreign subsidiaries have been translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, with the functional currency being the local currency in the foreign country. Under this standard, translation adjustments are accumulated in a separate component of shareholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statement of income and were not material for 1998, 1997 and 1996.

CONCENTRATION OF CREDIT RISK

         The Company markets and sells its products primarily to automotive assembly companies and to system integrators or original equipment manufacturers ("OEMs"), who in turn sell to automotive assembly companies. The Company also markets and sells its forest products to lumber mills and to OEMs, who in turn, sell to end users. The Company's accounts receivable are principally from a small number of large customers. The Company performs ongoing credit evaluations of its customers. To date, the Company has not experienced any significant losses related to the collection of accounts receivable.

INVENTORIES

         Inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out ("FIFO") method. Inventories, net of reserves, are comprised of the following (in thousands):



         YEARS ENDED DECEMBER 31,                                 1998                         1997
                                                            -------------               -------------

         Component parts                                    $       5,794               $       5,507
         Work in process                                            2,235                         902
         Finished goods                                             3,336                       1,610
                                                            -------------               -------------

         Total                                              $      11,365               $       8,019
                                                            =============               =============

PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

         Property and equipment are recorded at cost. Depreciation related to machinery and equipment and furniture and fixtures is primarily computed on a straight-line basis over estimated useful lives ranging from three to ten years. Depreciation on buildings is computed on a straight-line basis over 37 1/2 years. Intangible assets are being amortized generally over 5 years.

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

EARNINGS PER SHARE

         Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options and warrants, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance. A reconciliation of both calculations is shown below.




(in thousands except per share             NET INCOME           WEIGHTED AVG.         EARNINGS (LOSS)
amounts)                                     (LOSS)             COMMON SHARES            PER SHARE
                                       ----------------     --------------------   ------------------
1998
Basic EPS                                    $(3,339)            $ 8,239             $      (.41)
Effect of Dilutive Securities:
   Stock options and warrants                      -                   -
                                             -------             -------
  Diluted EPS                                $(3,339)            $ 8,239             $      (.41)
                                             =======             =======

1997
Basic EPS                                    $10,806             $ 8,065             $      1.34
Effect of Dilutive Securities:
   Stock options and warrants                      -                 347
                                             -------             -------
  Diluted EPS                                $10,806             $ 8,412             $      1.28
                                             =======             =======


1996
Basic EPS                                    $ 7,150             $ 7,661             $       .93
Effect of Dilutive Securities:
   Stock options and warrants                      -                 648
                                             -------             -------
  Diluted EPS                                $ 7,150             $ 8,309             $       .86
                                             =======             =======



Options to purchase 75,000 shares of common stock were outstanding in 1998 and were not included in the computation of diluted EPS because the effect would have been antidilutive.

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

FINANCIAL INSTRUMENTS

         The carrying amount of the Company's financial instruments, which include cash, marketable securities, accounts receivable, accounts payable, and amounts due to banks or other lenders, approximate their fair value at December 31, 1998 and 1997. Fair values have been determined through information obtained from market sources and management estimates.

2.       ACQUISITIONS

         The Company acquired Autospect, Inc. on February 3, 1997, and both Trident Systems Inc. ("Trident") and Nanoose Systems Corporation ("Nanoose") on April 30, 1997. The acquisitions were accounted for as poolings-of-interest. Net sales and net income for the acquired companies and Perceptron for periods preceding the acquisitions were as follows (in thousands):


         YEAR ENDED DECEMBER 31, 1996                          NET SALES                 NET INCOME
                                                            -------------               -------------

         Perceptron, as previously reported                 $      49,679               $       7,894
         Trident and Nanoose                                        7,933                        (805)
         Autospect                                                  3,990                         453
         Consolidation adjustments                                 (2,627)                       (392)
                                                            -------------               -------------

         Combined                                           $      58,975               $       7,150
                                                            =============               =============


3.       MARKETABLE SECURITIES

         In 1998 and 1997, proceeds from sales of available for sale securities were $2,000,000 and $500,000, respectively; no gross gains or losses were realized on those sales. At December 31, 1997, marketable securities, which were classified as available for sale, consisted of mortgage backed securities whose fair value approximated cost.

4.       CREDIT FACILITY

         At December 31, 1998 the Company had unsecured credit facilities totaling $5.0 million U.S. and 1.0 million DM. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (7.75% as of December 31, 1998). The Company's credit facilities expire on May 31, 1999 unless canceled earlier by the Company or the bank. The Company intends to renew these facilities.

5.       LEASES

         The following is a summary, as of December 31, 1998, of the future minimum annual lease payments required under the Company's real estate and other operating leases having initial or remaining non-cancelable terms in excess of one year (in thousands):


                  YEAR                                                           OPERATING
                  ----                                                           ----------
                  1999                                                          $    1,126
                  2000                                                                 718
                  2001                                                                 578
                  2002                                                                 366
                  2003                                                                  37
                  2004 and beyond                                                       70
                                                                                ----------

                  Total minimum lease payments                                  $    2,895
                                                                                ==========


         Rental expense for operating leases in 1998, 1997 and 1996 was $1,318,000, $719,000 and $480,000, respectively.

6.       INTANGIBLE ASSETS

         On October 1, 1998, the Company purchased the assets, including ultrasound intellectual property, of Sonic Industries, Inc. and Sonic Technologies, Inc. and assumed certain liabilities and long-term debt (see Note
7). Intangible assets, including goodwill, totaled $1,848,000 and will be amortized over five years.

         During 1998, the Company developed a new suite of non-contact three-dimensional measurement technologies, which superceded certain existing technologies recorded as intangible assets. As a result, the carrying value of these intangible assets were evaluated for impairment. This evaluation resulted in a write-off of intangible assets with a net book value of $1,472,000.

         On November 26, 1996, the Company's German subsidiary acquired the assets of a division of HGV Vosseler GmbH ("Vosseler"), engaged in the development and sale of non-contact three-dimensional measurement systems for aggregate consideration consisting of 82,150 shares of Common Stock and DM 300,000 and recorded $2.3 million in intangible assets relating to the acquisition.

7.       LONG-TERM NOTE PAYABLE

         In conjunction with the Company's October 1, 1998 purchase of Sonic assets, discussed in Note 6, the Company assumed a long term note payable totaling $1,040,000. The note is payable in full on November 1, 2003 and requires quarterly payments of interest at 7.5% per annum on the outstanding principal balance. The note may be prepaid without penalty in whole or in part at anytime.

8.       COMMITMENTS AND OTHER

         As part of the purchase of the Sonic intellectual property (see Note
6), the Company agreed to pay contingent royalty payments on sales using the Sonic technology over a five year period beginning October 1, 1998. The maximum total amount of royalties is capped at $6 million on sales of $90 million. The Company has prepaid approximately $1.9 million of the contingent royalty payments generally through the assumption of liabilities in connection with the acquisition of the Sonic assets. These prepaid royalties generally offset the first contingent royalties due.

         The Company has received a NIST-ATP award to participate in a joint venture to develop a robot guidance system for power train assembly automation. The Company's in-kind development contribution is approximately $500,000 over a four-year period that began in 1998. The joint venture is administered by the National Center for Manufacturing Sciences and includes a major automotive manufacturer.

         In late 1995, Autospect received a $1.8 million NIST grant that provided funding over three years for development of a system to measure the thickness of wet film (e.g. paint). During 1998, 1997 and 1996, the Company recorded reimbursements of $800,000, $600,000 and $400,000, respectively, which offset the related costs. Prototype testing was completed in 1998 and the system will be installed and tested in a manufacturing environment during 1999.

         The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports product, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At December 31, 1998 and 1997, the Company had no forward contracts outstanding.


9.       INFORMATION ABOUT MAJOR CUSTOMERS

         The Company sells its products directly to both domestic and international automotive assembly companies. During 1998, 22% of net sales were derived from three automotive companies. During 1997 and 1996, 38% and 46% of net sales, respectively, were derived from these same three automotive companies. In 1998, sales to one of these automotive companies, General Motors, exceeded 10% of the Company's total net sales. The Company also sells to system integrators or OEMs, who in turn sell to these same automotive companies. For the years ended December 31, 1998, 1997 and 1996, 13%, 17% and 16% of net sales, respectively, were to system integrators and OEMs for the benefit of the same three automotive companies.

10.      CONTINGENCIES

         The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than the matters discussed below.

         On December 11, 1998, a jury in a civil case in the U.S. District Court for the Eastern District of Michigan returned a favorable judgement for the Company and awarded damages of over $732,000. The suit, filed by the Company in June 1996, charged Sensor Adaptive Machines, Inc. ("SAMI") with violation of a covenant not to compete. SAMI filed counterclaims against the Company alleging, in part, that the Company was engaged in unlawful monopolization and tortious interference with business practice and sought damages. In response to a motion for summary disposition filed by the Company, the counterclaim for unlawful monopolization was dismissed by the court in June 1998. The jury found that the remaining counterclaims were without merit. On March 4, 1999, the Company's motion for interest was granted. SAMI has the right to appeal the judgement including the counterclaims against the Company.

         On September 25, 1998, the U.S. District Court for the Eastern District of Michigan dismissed, with prejudice, a suit filed against the Company by Speroni, S.p.A. ("Speroni"). Speroni has appealed the dismissal. The suit alleged tortious interference in conjunction with exclusive distributorship contracts covering the sale of P-1000 products in Italy and France between Perceptron B.V., a wholly-owned subsidiary of the Company, and Speroni. Speroni sought unspecified compensatory damages and punitive damages. Perceptron B.V. terminated the exclusive distributorship contracts in 1997 for breach of contract by Speroni and has sought arbitration of this matter with the International Chamber of Commerce International Court of Arbitration ("ICC"), to confirm the terminations and to award damages. Speroni has filed counterclaims with the ICC alleging breach of the exclusive distributorship contracts and seeking damages of $6.5 million. The Company intends to vigorously pursue its claims and defend Speroni's claims.

         The Company has been informed that certain of its customers have received allegations of possible patent infringement involving processes and methods used in the Company's products. Certain of these customers, including one customer who was a party to a patent infringement suit relating to this matter, have settled such claims. Management believes, however, that the processes used in the Company's products were independently developed without utilizing any previously patented process or technology. Because of the uncertainty surrounding the nature of any possible infringement and the validity of any such claim or any possible customer claim for indemnity relating to claims against these customers, it is not possible to estimate the ultimate effect, if any, of this matter on the Company's financial position.


11.      401K PLAN

         The Company has a 401(k) tax deferred savings plan that covers all eligible employees. The Company may make discretionary contributions to the plan. On January 1, 1998, the Company merged the Autospect and Trident 401(k) plans into the Perceptron 401(k) plan. The Company's contributions to these plans during 1998, 1997 and 1996, were $439,000, $361,000 and $292,000, respectively.

12.      STOCK OPTION PLANS

         The Company maintains 1992 and 1998 Stock Option Plans covering substantially all company employees and certain other key persons and a Director Stock Option Plan covering all non-employee directors. The 1992 and Director Plans are administered by a committee of the Board of Directors. The 1998 Plan is administered by the President of the Company. Activity under these Plans is shown in the following table:


                                                    1998                         1997                           1996
                                         -------------------------    ----------------------------    -----------------------
                                                         WEIGHTED                    WEIGHTED                WEIGHTED
                                                          AVERAGE                     AVERAGE                 AVERAGE
                                                         EXERCISE                    EXERCISE                EXERCISE
                                          SHARES          PRICE      SHARES           PRICE     SHARES         PRICE
                                          ------          -----      ------           -----     ------         -----
Shares subject to option
Outstanding at beginning of period      1,088,765      $   21.39   1,061,511      $   16.04   1,120,943      $    8.49
New grants (based on fair value of
   Common Stock at dates of grant)        397,399           8.72     310,927          27.81     403,800          26.12
Exercised                                (134,931)          7.28    (258,653)          7.92    (430,129)          6.07
Terminated and expired                   (112,047)         22.89     (25,020)         16.60     (33,103)         11.72
Outstanding at end of Period            1,239,186          19.14   1,088,765          21.39   1,061,511          16.04
Exercisable at end of period              468,824          23.00     313,180          19.04     199,287          10.09

The following table summarizes information about stock options at December 31, 1998:


                                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                          ----------------------------------------------------     ------------------------------
                                           WEIGHTED-AVERAGE
     RANGE OF                                  REMAINING      WEIGHTED-AVERAGE                  WEIGHTED-AVERAGE
  EXERCISE PRICES         SHARES           CONTRACTUAL LIFE    EXERCISE PRICE      SHARES        EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------
$   5.05 to  $  7.40     331,199                9.65 years        $   6.88              0          $   0.00
$   8.15 to  $ 23.50     469,783                6.42 years        $  18.62        259,071          $  17.42
$  23.67 to  $ 30.75     317,203                8.24 years        $  27.18        154,824          $  28.19
$  31.40 to  $ 36.50     121,001                7.88 years        $  33.69         54,929          $  34.64
-------------------------------------------------------------------------------------------------------------------
$   5.05 to  $ 36.50   1,239,186                7.89 years        $  19.14        468,824          $  23.00
-------------------------------------------------------------------------------------------------------------------

         Option prices for options granted under these Plans must not be less than fair market value of the Company's stock on the date of grant. At December 31, 1998, options covering 468,824 shares were exercisable and options covering 271,074 shares were available for future grants under these plans.

         Options outstanding under the 1992 and 1998 Stock Option Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. Options outstanding under the Director Stock Option Plan are either an initial option or an annual option. Initial options of 15,000 shares are granted as of the date the non-employee director is first elected to the Board of Directors and become exercisable in full on the first anniversary of the date of grant. Annual options of 1,500 shares are granted as of the date of the respective annual meeting to each non-employee director serving at least six months prior to the annual meeting and become exercisable in three annual increments of 33 1/3% after the date of grant and expire ten years from the date of grant.

         The estimated fair value as of the date options were granted in 1998, 1997 and 1996, using the Black-Scholes option-pricing model was as follows:


                                                                        1998             1997            1996
                                                                   --------------   ------------      ----------
         Weighted average estimated fair
              value per share of options granted
              during the year                                     $     5.57        $   12.82        $    16.55

         Assumptions:
              Amortized dividend yield                                  -                   -                -
              Common Stock price volatility                            73.69%           42.57%            57.94%
              Risk-free rate of return                                  4.25%            6.20%             5.78%
              Expected option term (in years)                           5                5                 6

         The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective with the 1996 financial statements, but elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options has been recognized under the provisions of APB 25. If compensation cost had been determined based on the estimated fair value of options granted in 1998, 1997 and 1996, consistent with the methodology in SFAS 123, the Company's net income and income per share would have been adjusted to the pro forma amounts indicated below:


                                                           1998                1997                 1996
                                                     -----------------   ------------------   -----------------
(in thousands except per share amounts)
     Net income (loss)
          ..As reported                                    $  (3,339)              $10,806             $ 7,150
          ..Pro forma                                      $  (5,377)              $ 8,379             $ 4,051

     Earnings (loss) per share - diluted
          ..As reported                                    $    (.41)              $  1.28             $   .86
          ..Pro forma                                      $    (.65)              $  1.00             $   .49


         The Company granted warrants to an independent research institute to purchase 30,000 shares of Common Stock, of which 15,000 were exercised in 1996 and 15,000 expired in 1998. The exercise price of these warrants was $11.17 per share.

NON-CASH STOCK COMPENSATION EXPENSE

         In 1996, some participants in the Company's stock option plan used Perceptron stock options to pay the exercise price of stock options issued under the plan. Accounting rules required the recording of a non-cash compensation expense relating to these option exercises during 1996.

13.      INCOME TAXES

         Income before income taxes for U.S. and foreign operations was as follows:


(in thousands)                                               1998               1997                1996
                                                     -----------------   ------------------   ----------------

U.S.                                                         $ (7,881)            $  9,070           $  5,884
Foreign                                                         2,738                6,939              4,361
                                                     ----------------    -----------------    ---------------
Total                                                        $ (5,143)            $ 16,009           $ 10,245
                                                     ================    =================    ===============





         The income tax provision (benefit) reflected in the statement of income consists of the following for the years ending December 31, 1998, 1997 and 1996:


(in thousands)                                             1998                1997                1996
                                                     -----------------   ------------------   ----------------
Current provision (benefit):
   U.S. federal                                              $      -              $ 2,591            $ 1,184
   Foreign                                                      1,366                1,227              1,136
Deferred taxes                                                 (3,170)               1,385                775
                                                     ----------------    -----------------    ---------------
Total provision (benefit)                                    $ (1,804)             $ 5,203            $ 3,095
                                                     ================    =================    ===============



         The Company's deferred tax assets are substantially represented by the tax benefit of future deductions represented by reserves for bad debts, warranty expenses and inventory obsolescence, as well as, net operating loss carry-overs from 1998. The components of deferred tax assets as of December 31, 1998, 1997 and 1996 were as follows:

                                                                        1998          1997          1996
                                                                      -------       -------       -------

Minimum tax credits                                                   $     -       $     -       $   400
Investment tax credits                                                      -             -           100
Research activities and general business credits                            -             -           600
Benefit of net operating losses                                         2,202             -             -
Other, principally reserves                                               175           180           465
                                                                      -------       -------       -------
   Deferred tax asset                                                 $ 2,377       $   180       $ 1,565
                                                                      =======       =======       =======


Rate reconciliation:                                                    1998          1997          1996
                                                                      -------       -------       -------

Provision at U.S. statutory rate                                          (34%)        34.0%           34%
Recognition of net operating loss carryforwards and other credits                                       2%
Net effect of taxes on foreign activities                                  (1%)        (1.5%)          (4%)
Change in valuation allowance                                                                          (2%)
                                                                      --------       -------       -------
Effective tax rate                                                        (35%)        32.5%           30%
                                                                      ========       =======       =======



         No provision was made with respect to retained earnings as of December 31, 1998 that have been retained for use by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings. At December 31, 1998, the Company had net operating loss carry-forwards for Federal income tax purposes of $2,202,000 that expire in 2018.

14.      SEGMENT AND GEOGRAPHIC INFORMATION

         The Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information in 1998. The Company has two reportable segments: Automotive and Forest Products. The Automotive segment designs, manufactures, and markets information based process measurement and guidance systems within the automotive industry. The Forest Products segment employs the same technology, providing products and services to the forest and wood products industry. The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance based on operating income. The Company primarily accounts for geographic sales and transfers based on cost plus a transfer fee and/or royalty fees and allocates company wide costs based on revenues and/or manpower as appropriate. The Company's reportable segments are strategic business units that offer similar products and services to different industries. They have separate management teams because each business unit requires different marketing strategies. The business units were created as a result of a combination of existing businesses and acquisitions.


REPORTABLE SEGMENTS ($000)                           AUTOMOTIVE          FOREST PRODUCTS          CONSOLIDATED
------------------------------------------------------------------------------------------------------------------
1998
Revenues                                                 $   39,555             $   10,080             $   49,635
Depreciation and amortization                                 2,191                    297                  2,488
Operating (loss)                                             (4,531)                (1,268)                (5,799)
Assets                                                       58,654                  7,754                 66,408
Capital expenditures                                          2,080                    320                  2,400

------------------------------------------------------------------------------------------------------------------
1997
Revenues                                                 $   55,472              $   9,630             $   65,102
Depreciation and amortization                                 1,645                    109                  1,754
Operating income                                             14,709                    409                 15,118
Assets                                                       63,785                  4,357                 68,142
Capital expenditures                                          2,195                    161                  2,356

------------------------------------------------------------------------------------------------------------------
1996
Revenues                                                 $   53,669              $   5,306             $   58,975
Depreciation and amortization                                   804                    100                    904
Operating income (loss)                                      10,880                 (1,378)                 9,502
Assets                                                       59,528                  1,928                 61,456
Capital expenditures                                          5,563                    140                  5,703

------------------------------------------------------------------------------------------------------------------


         The Company operates in two primary geographic areas: North America and Europe, with limited operations in Asia and South America.


                                                                      EUROPE, ASIA &
GEOGRAPHIC REGIONS ($000)                   NORTH AMERICA             SOUTH AMERICA        ELIMINATIONS           CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------------
1998
Net Sales                                       $   43,453             $   15,116           $  (8,934)             $   49,635
Operating income (loss)                             (4,829)                  (970)                   -                 (5,799)
Identifiable assets                                 47,180                 19,228                    -                 66,408

---------------------------------------------------------------------------------------------------------------------------------
1997
Net Sales                                       $   55,117             $   16,847           $  (6,862)             $   65,102
Operating income                                    10,650                  4,468                    -                 15,118
Identifiable assets                                 55,980                 12,162                    -                 68,142

---------------------------------------------------------------------------------------------------------------------------------
1996
Net Sales                                       $   53,217             $   12,744           $  (6,986)             $   58,975
Operating income                                     5,505                  3,997                    -                  9,502
Identifiable assets                                 48,959                 12,497                    -                 61,456

---------------------------------------------------------------------------------------------------------------------------------

15.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected unaudited quarterly financial data for the years ended December 31, 1998 and 1997, are as follows:

(in thousands except per share amounts)                                 QUARTER ENDED
                                       ----------------------------------------------------------------------

1998                                        3-31              6-30             9-30               12-31
----                                     ---------         --------         ---------           ---------

Net Sales                                $   8,755         $  9,555         $  14,482           $  16,843
Gross profit                                 4,439            5,019             8,043               9,692
Net income (loss)                           (1,664)          (1,507)              389                (557)(a)
Basic earnings (loss) per share          $    (.20)        $   (.18)        $     .05           $    (.07)
Diluted earnings (loss) per share             (.20)            (.18)              .05                (.07)


1997                                        3-31              6-30             9-30               12-31
----                                     ---------         --------         ---------           ---------

Net Sales                                $  12,383         $ 18,806         $  16,255           $  17,658
Gross profit                                 6,930           12,158            10,005              10,932
Net income                                     911            3,771             2,779               3,345
Basic earnings per share                 $     .11         $    .47         $     .34           $     .41
Diluted earnings per share                     .11              .45               .33                 .40



(a) In the fourth quarter of 1998, the Company wrote-off $1,472,000 of intangible assets (see Note 6).

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         No response to Item 9 is required.

                                    PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the captions "Matters to Come before the Meeting - Proposal 1: Election of Directors", "Further Information - Executive Officers" and "Further Information - Share Ownership of Management and Certain Shareholders" of the registrant's proxy statement for 1999 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.


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

                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

         A.       Financial Statements and Schedules Filed

                  1. Financial Statements - see Item 8 of this report.

                  2. Financial Statement Schedule - the schedule filed with this report is listed on page 34.

                  3. Exhibits - the exhibits filed with this report are listed on pages 36 through 38.

         B. Reports on Form 8-K: The Company's current report on Form 8-K, dated December 16, 1998, which disclosed information under
                  Item 5 concerning a judgement that the Company received against Sensor Adaptive Machines, Inc. in federal court.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PERCEPTRON, INC.
                                  (Registrant)





                                By:      /S/ Alfred A. Pease
                                         --------------------------------------
                                         Alfred A. Pease, Chairman, President
                                         and Chief Executive Officer

                                         Date: March 26, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Signatures                         Title                                                Date

/S/ Alfred A. Pease                         Chairman of the Board,                               March 26, 1999
------------------------------------
Alfred A. Pease                             President, Chief Executive Officer

/S/ John J. Garber                          Vice President and Chief                             March 26, 1999
------------------------------------
John J. Garber                              Financial Officer (Principal Financial Officer)

/S/ Sylvia M. Smith                         Controller (Principal Accounting Officer)            March 26, 1999
------------------------------------
Sylvia M. Smith

/S/ David J. Beattie                        Director                                             March 26, 1999
------------------------------------
David J. Beattie

/S/ Philip J. DeCocco                       Director                                             March 26, 1999
------------------------------------
Philip J. DeCocco

/S/ Robert S. Oswald                        Director                                             March 26, 1999
------------------------------------
Robert S. Oswald

/S/ Louis R. Ross                           Director                                             March 26, 1999
------------------------------------
Louis R. Ross

/S/ Terryll R. Smith                        Director                                             March 26, 1999
------------------------------------
Terryll R. Smith

                        PERCEPTRON, INC. AND SUBSIDIARIES
                     INDEX TO FINANCIAL STATEMENTS SCHEDULE




Financial Statements Schedule:

Designation                      Description                                                              Page
Schedule II                      Valuation and qualifying accounts                                          35



The schedules not filed are omitted because they are not required, the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                 SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS



                                                     CHARGED TO
                                    BEGINNING        COSTS AND                                 ENDING
DESCRIPTION                         BALANCE            EXPENSE            CHARGE-OFFS         BALANCE
-----------                         -------            -------            -----------         -------


DECEMBER 31, 1996:

ALLOWANCE FOR DOUBTFUL
     ACCOUNTS                      $  35,000          $    84,000         $    11,000          $   108,000

INVENTORY RESERVES                 $ 670,000          $   200,000         $    10,000          $   860,000



DECEMBER 31, 1997:

ALLOWANCE FOR DOUBTFUL
     ACCOUNTS                      $ 108,000          $   104,000         $    37,000          $   175,000

INVENTORY RESERVES                 $ 860,000          $         0         $         0          $   860,000



DECEMBER 31, 1998:

ALLOWANCE FOR DOUBTFUL
     ACCOUNTS                      $ 175,000          $    98,000         $    73,000          $   200,000

INVENTORY RESERVES                 $ 860,000          $    47,000         $   388,000          $   519,000

                                  EXHIBIT INDEX



EXHIBIT NO.                  DESCRIPTION OF EXHIBITS

      3.                     Restated Articles of Incorporation and Bylaws.

      3.1 Restated Articles of Incorporation, as amended to date, are incorporated herein by reference to
                             Exhibit 3.1 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1998.

      3.2 Bylaws, as amended to date, are incorporated herein by reference to Exhibit 19 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1992.

      4.                     Instruments Defining the Rights of Securities
                             Holders.

      4.1 Articles IV and V of the Company's Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1998.

      4.2 Articles I, II, III, VI, VII and X of the Company's Bylaws are incorporated herein by reference to
                             Exhibit 19 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1992.

      4.3 Credit Authorization Agreement, dated June 30, 1998, between Perceptron, Inc. and NBD Bank, Related Master Demand Business Loan Note, Demand Note Agreement dated June 30, 1998 between First Chicago NBD Bank, Canada, Perceptron, Inc. and Perceptron Canada, Inc. and Related Letter Agreement are incorporated herein by reference to
                             Exhibit 4.6 of the Company's Report on Form 10-Q for the Quarter Ended June 30, 1998.

                             Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of the Company or its subsidiaries have not been filed because (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10% of the Company's consolidated assets, and (ii) the Company hereby agrees that it will furnish such instruments, notes and extracts to the Securities and Exchange Commission upon its request.

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

      10.6*@ Form of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after September 1, 1998.

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

      10.20@ 1998 Global Team Member Stock Option Plan and Form of Non-Qualified Stock Option Agreements under such Plan is incorporated herein by reference to Exhibit
                             10.20 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997.


      10.21@ 1996 Management Bonus Plan is incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996.

      10.22@ 1997 Management Bonus Plan is incorporated herein by reference to exhibit 10.23 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997.

      10.23@ Amended and Restated Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.54 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1996.

      10.24@ Letter Agreement, dated February 14, 1996, between the Company and Alfred A. Pease is incorporated herein by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996.

      10.25*@ Forms of Incentive Stock Option Agreements (Officers) and Non-Qualified Stock Option Agreements (Officers) under 1992 Stock Option Plan after September 1, 1998.

      21.*                   A list of subsidiaries of the Company.

      23.*                   Consent of Experts.

      27.*                   Financial Data Schedule.



* Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

@ Indicates a management contract, compensatory plan or arrangement.

                                   UNDERTAKING


          The Company will furnish any exhibit to this report on Form 10-K to a shareholder upon payment of a fee of $.10 per page for photocopying, postage and handling expenses and upon written request made to:

                               Investor Relations
                                Perceptron, Inc.
                               47827 Halyard Drive
                             Plymouth, MI 48170-2461