Form 10-K/A
period 1998-12-31
PERCEPTRON INC/MI
filed 1999-04-29
CIK 887226

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 10:      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table lists the members of the Board of Directors and executive officers of the Company. The directors shall serve until the 2000 Annual Meeting of Shareholders or until the election and qualification of their successors or until their resignation or removal. The officers listed below were appointed by the Board of Directors and serve in the capacities indicated. Executive officers are normally appointed annually by the Board of Directors and serve at the pleasure of the Board.


                                                                        Position, Principal Occupations
               Name and Age                                                 and Other Directorships
-----------------------------------------       -----------------------------------------------------------------------------
David J. Beattie, 57.............               Mr. Beattie has been a director of the Company since 1997. Mr. Beattie has been Senior Vice President, Sales and Marketing of McNaughton - McKay Electric
                                                Company ("MME") since February 1997, where he is responsible for all sales and marketing activities, strategic planning, engineering and related services. In addition, he serves as Chief Operating Officer of MME's Southern Region. He
                                                has been employed by MME since 1978 in various capacities including Chief
                                                Engineer, Sales Manager and Vice President. MME is a distributor of industrial automation products and services. Mr. Beattie served as a director of Trident
                                                Systems, Inc. prior to its acquisition by the Company in April 1997.

Philip J. DeCocco, 61............               Mr. DeCocco has been a director of the Company since 1996. Mr. DeCocco has been President of Sturges House, Inc., a company founded by Mr. DeCocco, since
                                                1983. Sturges House, Inc. offers executive recruiting and management consulting services in human resources, strategic planning, executive development and organization design and development to various companies.

Robert S. Oswald, 57.............               Mr. Oswald has been a director of the Company since 1996. Mr. Oswald has been
                                                Chairman, President and Chief Executive Officer of Robert Bosch Corporation, a
                                                manufacturer of automotive components and systems, since July 1996 and prior to that time, from January 1994 to June 1996, was President and Chief
                                                Executive Officer of such company. Mr. Oswald serves as a director and member of the management board of Robert Bosch, Gmbh and a director of Robert Bosch
                                                Corporation.

Alfred A. Pease, 53..............               Mr. Pease has been a director of the Company since 1996 and Chairman of the
                                                Board since July 1996. Since February 1996, Mr. Pease has been President and
                                                Chief Executive Officer of the Company. From November 1993 to February 1996,
                                                Mr. Pease was President and founder of Digital Originals, Inc., a manufacturer of digital imaging products and related software.

Louis R. Ross, 67................               Mr. Ross has been a director of the Company since 1996. Mr. Ross owns and operates Ross Consulting Inc., a company which provides consulting services in quality management, manufacturing and investments. Mr. Ross retired in January
                                                1996 as Vice Chairman and Chief Technical Officer of Ford Motor Company
                                                ("Ford") and as a member of Ford's Office of Chief Executive and its Board of
                                                Directors. Mr. Ross was a member of Ford's Board of Directors and Ford's
                                                Office of Chief Executive since 1985, and Vice Chairman since 1993.



Terryll R. Smith, 49.............               Mr. Smith has been a director of the Company since 1996. Mr. Smith has been
                                                President and Chief Executive Officer of picoNetworks, an integrated circuits and software services company, since December 1998. Mr. Smith serves as a director of picoNetworks. From February 1996 to March 1998, Mr. Smith was
                                                Group Vice President, Sales and Marketing of Advanced Micro Devices, Inc.
                                                ("AMD"), a manufacturer of integrated circuits. From January 1994 to February
                                                1996, Mr. Smith was Group Vice President, Applications Solutions Products of
                                                AMD. From October 1992 to January 1994, Mr. Smith was Vice President,
                                                International Sales and Marketing of AMD.

John J. Garber, 57...............               Mr. Garber has been Vice President - Finance and Chief Financial Officer of the Company since February 1999. Prior to that, he was, from September 1991 to
                                                February 1999, the Chief Financial Officer of Newcor, Inc., whose principal business is the precision machining of components for the automotive, medium and heavy duty truck and agricultural industries.

Dean J. Massab, 37...............               Mr. Massab has been Vice President - Automotive Business Unit of the Company
                                                since June 1998. Prior to that, he was Vice President, Marketing and Advanced
                                                Business Development from January 1997 until June 1998, and Director of North
                                                American Automotive Sales and Support from December 1994 until January 1997.
                                                From October 1992 to December 1994, Mr. Massab was the Manager, North American
                                                Operations of Schlatter, Inc., a flexible welding systems business.

Frank H.W. Schoenwitz, 62........               Mr. Schoenwitz has been Vice President - European Business Unit of the Company since February 1998. Prior to that, he was the President and Chief Executive
                                                Officer from August 1987 to February 1998 of WELDUN International, a wholly-owned subsidiary of the Robert Bosch Corporation.



ITEM 11:      COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

       All of the members of the Board of Directors who are not employed by the Company (other than the Chairman of the Board) (the "Eligible Directors") will receive an annual retainer of $10,000, paid quarterly in the amount of $2,500, beginning April 1, 1999. All Eligible Directors who serve on more than one committee of the Board of Directors shall receive $2,000 for each committee in excess of one on which he serves. All Eligible Directors receive $1,250 for each Board meeting attended. In addition, directors are reimbursed for their out-of-pocket expenses incurred in attending Board and committee meetings. Directors are also eligible to participate in the Company's 1992 Stock Option Plan (the "1992 Plan").

       All Eligible Directors participate in the Directors Stock Option Plan (the "Directors Plan"). Any Eligible Director who is first elected or appointed after February 9, 1995 will receive an option to purchase 15,000 shares of Common Stock on the date of his or her election or appointment ("Initial Option"). In addition, each Eligible Director who has been a director for six months before the date of each Annual Meeting of Shareholders held during the term of the Directors Plan automatically will be granted, as of the date of such Annual Meeting, an option to purchase an additional 1,500 shares of Common Stock (an "Annual Option"). The Directors Plan expires on February 9, 2000. The exercise price of options granted under the Directors Plan is the last reported sale price per share of the Company's Common Stock as quoted on The Nasdaq Stock Market's National Market on the date of grant. Each option granted under the Directors Plan as an Initial Option becomes exercisable in full on the first anniversary of the date of grant. Options granted as Annual Options become exercisable in three annual increments of 33 1/3% of the shares subject to the option. The exercisability of such options is accelerated in the event of the occurrence of certain changes in control of the Company. All options granted under the Plan are exercisable for a period of ten years from the date of grant, unless earlier terminated due to the termination of the Eligible Director's service as a director of the Company.

EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

       The following table sets forth certain information as to compensation paid by the Company for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 1996, 1997, and 1998 to (i) the Company's Chief Executive Officer, (ii) the Company's executive officers at December 31, 1998 (other than the Chief Executive Officer) whose aggregate annual salary and bonus exceeded $100,000 and (iii) a former executive officer, who during portions of the fiscal year ended December 31, 1998 was classified as an executive officer for purposes of the Commission's regulations, whose aggregate annual salary and bonus exceeded $100,000.


                           SUMMARY COMPENSATION TABLE


                                                                                      Long-Term
                                                                                    Compensation
                                         Annual Compensation                           Awards
                                   ------------------------------------------        ---------
Name and                                                    Other Annual                             All Other
Principal Position         Year    Salary($)    Bonus($)   Compensation($)(1)        Options(#)    Compensation($)
------------------         ----    ---------    --------   ------------------        ----------    ---------------

Alfred A. Pease . . . .    1996    175,000       104,778       42,120(3)               200,000         51,177(4)
  President, Chief         1997    214,000        37,878       20,821(3)                30,000         29,925(4)(6)
  Executive Officer        1998    230,000          0               0                       --          6,800(7)
  and Chairman of the
  Board (2)

Dean J. Massab . . . .     1998    123,788          0               0                   30,000          5,153(7)
  Vice President
  Automotive
  Business Unit (9)

Frank H.W. Schoenwitz. . . 1998    147,505        25,000            0                   33,000         67,047(7)(8)
  Vice President
  European Business
  Unit (10)

John G. Zimmerman. .       1996     61,384         5,650           --                   35,000            627(5)
  Former Vice              1997    123,418        20,025           --                    5,000          7,260(6)
  President and Chief      1998    110,150          0              --                      0            6,716(7)
  Financial Officer(11)


--------------------------
(1) Perquisites and other personal benefits were provided to all of the persons named in the Summary Compensation Table. Disclosure of such amounts is not required because such amounts were less than 10% of the total annual salary and bonuses reported for each of the respective individuals for each period presented.

(2) Mr. Pease became President and Chief Executive Officer in February 1996 and Chairman of the Board in July 1996.

(3) Includes payment of certain tax "gross up" amounts of $42,120 and $20,821 for certain taxable income received by Mr. Pease in 1996 and 1997 as described under "All Other Compensation."

(4) "All Other Compensation" includes reimbursements for temporary housing, moving and travel expenses related to Mr. Pease's relocation to Michigan in 1996 totaling $22,925 and reimbursements for closing costs in the amount of $28,252 related to the sale of Mr. Pease's former residence in 1996, and $23,396 of reimbursements for closing costs relating to the purchase of a new residence in 1997.

(5) "All Other Compensation" is comprised of the dollar value of any life insurance premiums paid by the Company in the fiscal year ended December 31, 1996 with respect to term life insurance for the benefit of the named executive as follows: Mr. Zimmerman $627.

(6) "All Other Compensation" is comprised of (i) contributions made by the Company to the accounts of the named executive officers under the Company's 401(k) Plan with respect to the fiscal year ended December 31, 1997 as follows: Mr. Pease $4,750 and Mr. Zimmerman $4,750; and (ii) the dollar value of any life insurance premiums paid by the Company in the fiscal year ended December 31, 1997 with respect to term life insurance for the benefit of the named executives as follows: Mr. Pease $1,779 and Mr. Zimmerman $2,510.

(7) "All Other Compensation" is comprised of (i) contributions made by the Company to the accounts of the named executive officers under the Company's 401(k) Plan with respect to the fiscal year ended December 31, 1998 as follows: Mr. Pease $5,000; Mr. Massab $4,750 and Mr. Zimmerman $4,156; and
     (ii) the dollar value of any life insurance premiums paid by the Company in the fiscal year ended December 31, 1998 with respect to term life insurance for the benefit of the named executives as follows: Mr. Pease $1,800; Mr. Massab $403; Mr. Schoenwitz $3,613 and Mr. Zimmerman $2,560.

(8) "All Other Compensation" includes reimbursements for temporary housing, moving and travel expenses related to Mr. Schoenwitz's relocation to Germany and reimbursements for closing costs in 1998 totaling $63,434.

(9)  Mr. Massab became Vice President - Automotive Business Unit in June 1998.

(10) Mr. Schoenwitz became Vice President - European Business Unit in February 1998.

(11) Mr. Zimmerman became Vice President - Finance and Chief Financial Officer in July 1996 and resigned as Vice President - Finance and Chief Financial Officer of the Company in November 1998.


GRANTS OF OPTIONS

         The following table sets forth certain information concerning individual grants of stock options to each of the persons named in the Summary Compensation Table made during the fiscal year ended December 31, 1998. All grants described in the following table were made under the Company's 1992 Stock Option Plan and contain the Option Acceleration Provision (as defined under "Item 11 -- Compensation of Directors and Officers -- Executive Officers -- Termination of Employment and Change of Control Arrangements").

                        OPTION GRANTS IN LAST FISCAL YEAR

                              Individual Grants
-------------------------------------------------------------------------------------------------------- Potential Realizable Value
                                                                                                         At Assumed Annual Rates Of
                                  Number of               Percent of Total                                Stock Price Appreciation
                                 Securities              Options Granted To    Exercise Or                   for Option Term (3)
                              Underlying Option            Employees In         Base Price    Expiration --------------------------
Name                             Granted (#)              Fiscal Year (1)         ($/Sh)        Date(2)       5%($)        10%($)
----                       -----------------------    ----------------------  -------------- -----------    --------      -------
Alfred A. Pease............         0                             0                 --              --          --           --
Dean J. Massab.............    30,000(4)                       18.2               7.40           07/31/08    139,615      353,811
Frank H.W. Schoenwitz......    30,000(5)                       18.2              20.48           02/28/08    386,392      979,195
Frank H.W. Schoenwitz......     3,000(6)                        1.8               6.76           08/31/08     12,754       32,321
John G. Zimmerman..........         0                             0                 --              --          --           --



(1) Options to purchase a total of 164,500 shares of Common Stock were granted to team members in the fiscal year ended December 31, 1998.

(2) Options expire on the date indicated, or, if earlier, one year after the optionee's death or permanent disability or three months after the optionee's termination of employment.

(3) Represents the value of such options at the end of its ten year term (without discounting to present value) assuming the market prices of the Common Stock appreciates from the grant date at an annually compounded rate of 5% or 10%. These amounts represent rates of appreciation only. Actual gains, if any, will be dependent on overall market conditions and on the future performance of the Common Stock. There can be no assurance that the amounts reflected in this table will be achieved.

(4) Consists of 16,942 of nonqualified options and 13,058 of incentive stock options. Nonqualified options become exercisable in one installment of 6,386 shares of Common Stock on August 1, 1999 and two annual installments of 5,278 shares of Common Stock beginning August 1, 2000. The Incentive Stock Options become exercisable in one installment of 1,114 shares of Common Stock on August 1, 1999, two annual installments of 2,222 shares of Common Stock beginning on August 1, 2000 and a final installment of 7,500 shares of Common Stock on August 1, 2002.

(5) Consists of 10,472 of nonqualified options and 19,528 of incentive stock options. Nonqualified options become exercisable in four annual installments of 2,618 shares of Common Stock beginning March 1, 1999. The Incentive Options become exercisable in four annual installments of 4,882 shares of Common Stock beginning March 1, 1999.

(6) Consists of 3,000 of nonqualified options which become exercisable in four annual installments of 750 shares of Common Stock beginning September 1, 1999.

EXERCISE AND VALUE OF OPTIONS

         The following table sets forth certain information concerning exercises of stock options during the fiscal year ended December 31, 1998 by each of the persons named in the Summary Compensation Table and the number of and the value of unexercised stock options held by such persons as of December 31, 1998 on an aggregated basis.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                   Number of
                                                             Securities Underlying      Value of Unexercised
                                                              Unexercised Options       In-the-Money Options
                              Shares                         at Fiscal Year-End(#)      at Fiscal Year-Ends($)(1)
                            Acquired on      Value        --------------------------    -------------------------
    Name                    Exercise(#)  Realized($)(2)   Exercisable  Unexercisable    Exercisable Unexercisable
--------------------------- -----------  --------------   -----------  -------------    ----------- -------------
Alfred A. Pease.......          0              0            107,500       122,500            0            0
Dean J. Massab........      3,750         28,913              9,501        56,999            0            0
Frank H.W. Schoenwitz           0              0                  0        33,000            0            0
John G. Zimmerman.....          0              0             18,751        21,249            0            0


-----------------

(1) Represents the total gain which would have been realized if all such options had been exercised on December 31, 1998.

(2) Represents the fair market value of the shares of Common Stock relating to exercised options, as of the date of exercise, less the exercise price of such options.

EMPLOYMENT AGREEMENTS

     Mr. Pease serves in his present capacity pursuant to the terms of an employment agreement. Mr. Pease's agreement provides for an annual base salary of $200,000, subject to increase at the discretion of the Management Development Committee, benefits comparable to the Company's other executive officers, including life, disability and health insurance and the use of a Company leased automobile and an annual performance bonus target level of 60% of his base salary. Mr. Pease's base salary for 1999 is $230,000 and he will receive reimbursement of reasonable monthly club dues. In addition, such agreement provides for the reimbursement of temporary housing, travel and relocation expenses incurred by Mr. Pease, including moving expenses, real estate brokerage commissions and certain closing and loan costs associated with the sale of Mr. Pease's prior residence and purchase of a new residence in the state of Michigan and certain incidental expenses related to the relocation, plus a payment equal to the income taxes payable by Mr. Pease as a result of the receipt of such reimbursements and tax payment. In the event Mr. Pease's employment is terminated without cause, his salary and benefits will continue for twelve months and he will earn a pro rata portion of any bonus that would have been earned in the year of the termination.

     In the event Mr. Pease's employment is terminated without cause, all remaining unexercisable options for shares of Common Stock granted to him in 1996 will become immediately exercisable. In 1996, Mr. Pease was granted options to purchase 200,000 shares of Common Stock under the 1992 Plan. These options become exercisable in cumulative annual installments of 25% beginning February 14, 1997 and expire on February 14, 2006.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     Payments due to Mr. Pease upon termination of his employment with the Company are described above under "Item 11 -- Compensation of Directors and Executive Officers -- Executive Officers -- Employment Agreements."

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

ITEM 12:      SHARE OWNERSHIP OF MANAGEMENT AND CERTAIN SHAREHOLDERS

PRINCIPAL SHAREHOLDERS

    The following table sets forth information with respect to beneficial ownership of the Common Stock by each person known by management of the Company to be the beneficial owner of more than five percent of its outstanding Common Stock. The number of shares reported is as of the dates indicated in the footnotes below. The percentage of class is based on 8,169,152 shares of Common Stock outstanding on April 26, 1999. The information as to each person has been furnished by such person and, except as where otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned by such person.


                  Name and Address                              Amount and Nature
                 of Beneficial Owner                           of Beneficial Owner       Percent of Class
---------------------------------------------------------      -------------------       ----------------
BankAmerica Corporation, NB Holdings Corporation,
  NationsBank NA, TradeStreet Investment Associates, Inc.
  and NationsBanc Advisors Inc.
  100 North Tryon St.
  Charlotte, NC 28255                                             432,350(1)                     5.3

Franklin Resources, Inc.,
   Charles B. Johnson and Rupert H. Johnson, Jr.
   777 Mariners Island Boulevard
   San Mateo, California  94404                                   911,360(2)                    11.2

Royce & Associates, Inc. Royce Management Co.
   and Charles M. Royce
   1414 Avenue of the Americas
   New York, New York 10019                                       727,300(3)                     8.9

Schwartz Investment Counsel, Inc.
   and Schwartz Investment Trust
   3707 W. Maple Rd.
   Bloomfield Hills, Michigan 48301                               473,800(4)                     5.8

T. Rowe Price Associates, Inc., and
   T. Rowe Price Small-Cap Value Fund, Inc.
   100 E. Pratt Street
   Baltimore, Maryland 21202                                      650,800(5)                     8.0

Wellington Management Company, LLP
   and Wellington Trust Company, NA
   75 State Street
   Boston, Massachusetts 02109                                    689,600(6)                     8.4

------------------------------
(1) Based upon their statement on Schedule 13G dated on February 4, 1999 and filed with the Securities and Exchange Commission on February 5, 1999, NationsBank NA has sole power to vote and dispose of 53,300 shares of Common Stock and TradeStreet Investment Associates Inc. has sole power to vote and dispose of 379,050 shares of Common Stock. Further, based upon their statement on Schedule 13G, the shares are beneficially owned indirectly by BankAmerica Corporation, a parent holding company of the following: NB Holdings Corporation, which is a holding company of its subsidiaries: NationsBank NA, a bank, and NationsBanc Advisors Inc. and TradeStreet Investment Associates Inc., both registered Investment Advisors. BankAmerica and NB Holdings share the power to vote and dispose of 432,350 shares of Common Stock and NationsBanc Advisors Inc. shares the power to vote and dispose of 234,450 shares of Common Stock.

(2) Based upon their statement on Schedule 13G dated January 29, 1999 and filed with the Securities and Exchange Commission on February 2, 1999, Franklin Advisers, Inc. has sole power to vote and dispose of 890,500 shares of Common Stock and Franklin Management, Inc. has sole power to dispose of 20,860 shares of Common Stock. Further, based upon their statement on Schedule 13G, the shares of Common Stock are beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment advisory subsidiaries (the "Adviser Subsidiaries") of Franklin Resources, Inc. ("FRI"). Such advisory contracts grant to such Adviser Subsidiaries all investment and/or voting power over the securities owned by such advisory clients. Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock of FRI and are the principal shareholders of FRI.

(3) Based upon their statement on Schedule 13G dated on February 8, 1999 and filed with the Securities and Exchange Commission on February 10, 1999, Royce & Associates, Inc. ("Royce") has sole power to vote and dispose of 710,200 shares of Common Stock and Royce Management Company ("RMC") has sole power to vote and dispose of 17,100 shares of Common Stock. Further, based upon their statement on Schedule 13G, Charles M. Royce may be deemed to be a controlling person of Royce and RMC, and as such may be deemed to beneficially own the shares of Common Stock beneficially owned by Royce and RMC.

(4) Based upon their statement on Schedule 13G dated and filed with the Securities and Exchange Commission on February 8, 1999, Schwartz Investment Counsel, Inc. has sole power to vote and dispose of 243,500 shares of Common Stock and shared power to vote and dispose of 30,300 shares of Common Stock. Schwartz Investment Trust on behalf of its series fund, Schwartz Value Fund, has sole power to vote and dispose of 200,000 shares of Common Stock.

(5) Based upon their statement on Schedule 13G dated and filed with the Securities and Exchange Commission on February 11, 1999, T. Rowe Price Associates, Inc. has sole power to dispose of, and T. Rowe Price Small-Cap Value Fund, Inc. has sole power to vote, 650,800 shares of Common Stock.

(6) Based upon its statement on Schedule 13G dated December 31, 1998 and filed with the Securities and Exchange Commission on February 8, 1999, Wellington Management Company, LLP has shared power to vote 168,600 shares and shared power to dispose of 689,600 shares of Common Stock. Further, based upon its statement on Schedule 13G, virtually all of Wellington Management Company's accounts involve outside persons who have the right to receive or direct the receipt of dividends from, or the proceeds from the sale of, securities in such accounts with respect to the Common Stock. However, no such person's rights relate to more than five percent of the Common Stock.

BENEFICIAL OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS

       The following table sets forth information with respect to beneficial ownership of the Common Stock by each of the directors and director nominees, the persons named in the Summary Compensation Table and by all directors and executive officers as a group as of April 26, 1999, unless otherwise indicated. The information as to each person has been furnished by such person and, except as where otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned by such person.


         Name and Address                                      Amount and Nature
         of Beneficial Owner(1)                             of Beneficial Ownership           Percent of Class
         ----------------------                             -----------------------           ----------------
         David J. Beattie(2)(3)......................                15,500                             *
         Philip J. DeCocco(2)(4).....................                17,000                             *
         Robert S. Oswald (2)(5).....................                26,500                             *
         Alfred A. Pease (2)(6)......................               159,250                            1.9
         Louis R. Ross (2)(7)........................                18,500                             *
         Terryll R. Smith (2)(8).....................                16,500                             *
         Dean J. Massab(9)...........................                14,669                             *
         Frank H.W. Schoenwitz(10)...................                 7,500                             *
         John G. Zimmerman(11).......................                   156                             *
         Directors and executive officers as a group.
            (9 persons)(3)(4)(5)(6)(7)(8)(9)(10)(12).               277,420                            3.4

--------------------------------
*  Less than 1% of class

(1) The address for Messrs. Beattie, DeCocco, Oswald, Pease, Ross, Smith, Massab, Schoenwitz, and Zimmerman is 47827 Halyard Drive, Plymouth, Michigan 48170.

(2)    Serves as a member of the Board of Directors of the Company.

(3) Represents options to purchase 15,500 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of April 26, 1999.

(4) Includes options to purchase 16,500 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of April 26, 1999.

(5) Includes options to purchase 16,500 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of April 26, 1999.

(6) Includes options to purchase 157,500 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of April 26, 1999.

(7) Includes options to purchase 16,500 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of April 26, 1999.

(8) Represents options to purchase 16,500 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of April 26, 1999.

(9) Includes options to purchase 14,502 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of April 26, 1999.

(10) Represents options to purchase 7,500 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of April 26, 1999.

(11) John G. Zimmerman resigned as Vice President - Finance and Chief Financial Officer in November 1998.

(12) Includes 2,000 shares owned by John J. Garber who became Vice President - Finance and Chief Financial Officer in February 1999.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding more than ten percent of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Specific due dates for these reports have been established and the Company is required to report in this proxy statement any failure to file by these dates during the Company's last fiscal year. All of these filing requirements were satisfied by the Company's officers, directors and ten percent shareholders, except that Mr. Pease failed to file on a timely basis one report relating to a single transaction in Common Stock beneficially owned by him. In making these statements, the Company has relied on the written representations of its directors, officers and ten percent shareholders and copies of the reports that have been filed with the Commission.

                                    SIGNATURE

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PERCEPTRON, INC.

                               /s/  Alfred A. Pease
                               ---------------------------------------------
                               By: Alfred A. Pease
                               Its: Chairman, President and Chief Executive Officer

                               Date: April 29, 1999