Form 10-Q
period 1999-03-31
PERCEPTRON INC/MI
filed 1999-05-17
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.


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

         Yes     X                                   No
            -----------                                -----------

The number of shares outstanding of each of the issuer's classes of common stock as of May 7, 1999, was:

         Common Stock, $0.01 par value                       8,169,152
         -----------------------------               --------------------------
                      Class                               Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
COVER                                                                        1

INDEX                                                                        2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                                3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk         15

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                                  16
Item 5.  Other Information                                                  16
Item 6.  Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                  17



                          PART I. FINANCIAL INFORMATION

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                            March 31,              December 31,
(In Thousands)                                                                                1999                    1998
                                                                                      ---------------------   ----------------------
ASSETS

        Current Assets
            Cash and cash equivalents                                                  $             4,402     $              5,753
            Receivables:
                Billed receivables, net of allowance for doubtful accounts                          19,043                   27,357
                   of $208,000 and $200,000, respectively
                Unbilled and other receivables                                                       5,423                    4,242
            Inventories, net of reserves of $528,000 and $519,000, respectively                     11,949                   11,365
            Prepaid expenses and deferred tax asset                                                  1,940                    1,893
                                                                                      ---------------------   ----------------------
                Total current assets                                                                42,757                   50,610
                                                                                      ---------------------   ----------------------
        Property and Equipment
            Building and land                                                                        5,990                    5,990
            Machinery and equipment                                                                  9,480                    8,950
            Furniture and fixtures                                                                   1,469                    1,438
                                                                                      ---------------------   ----------------------
                                                                                                    16,939                   16,378
            Less  -  Accumulated depreciation and amortization                                      (5,648)                  (5,131)
                                                                                      ---------------------   ----------------------
                Net property and equipment                                                          11,291                   11,247
                                                                                      ---------------------   ----------------------

        Other Assets
            Intangible assets, net of accumulated amortization                                       1,777                    1,829
                of $182,000 and $94,000, respectively
            Deferred tax asset                                                                       4,420                    2,722

                                                                                      ---------------------   ----------------------
                Total other assets                                                                   6,197                    4,551
                                                                                      ---------------------   ----------------------

        Total Assets                                                                   $            60,245     $             66,408
                                                                                      =====================   ======================

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

        Current Liabilities
            Accounts payable                                                           $             2,919     $              3,666
            Accrued liabilities and expenses                                                         4,192                    5,726
            Income taxes payable                                                                     1,048                      841
            Accrued compensation and stock option expense                                              272                      283
                                                                                      ---------------------   ----------------------
                Total current liabilities                                                            8,431                   10,516
                                                                                      ---------------------   ----------------------

        Long-Term Liabilities
            Notes payable                                                                            1,040                    1,040
                                                                                      ---------------------   ----------------------
                Total long-term liabilities                                                          1,040                    1,040
                                                                                      ---------------------   ----------------------

                Total liabilities                                                                    9,471                   11,556
                                                                                      ---------------------   ----------------------

        Shareholders' Equity
            Preferred stock - no par value, authorized 1,000,000 shares, issued none                     -                        -
            Common stock, $0.01 par value, authorized 19,000,000 shares, issued and outstanding 8,169,000 and 8,219,000 at March 31, 1999 and
                December 31, 1998, respectively                                                         82                       82
            Accumulated other comprehensive income (loss)                                           (2,860)                  (1,669)
            Additonal paid-in capital                                                               40,980                   41,236
            Retained earnings                                                                       12,572                   15,203
                                                                                      ---------------------   ----------------------
                Total shareholders' equity                                                          50,774                   54,852
                                                                                      ---------------------   ----------------------

        Total Liabilities and Common Shareholders' Equity                              $            60,245     $             66,408
                                                                                      =====================   ======================


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                            Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)                                                   1999                      1998
                                                                                    -------------------       -------------------
Net Sales                                                                            $           8,934         $           8,755

Cost of Sales                                                                                    4,697                     4,316

                                                                                    -------------------       -------------------
        Gross Profit                                                                             4,237                     4,439
                                                                                    -------------------       -------------------

Operating Expenses
        Selling, general and administrative                                                      5,064                     4,532
        Engineering, research and development                                                    3,233                     2,743
                                                                                    -------------------       -------------------
           Total operating expenses                                                              8,297                     7,275
                                                                                    -------------------       -------------------

        Operating Income (Loss)                                                                 (4,060)                   (2,836)
                                                                                    -------------------       -------------------

Other Income and (Deductions)
        Foreign currency gain                                                                       82                        89
        Interest Income (expense), net                                                              (8)                      245
                                                                                    -------------------       -------------------
           Total other income                                                                       74                       334
                                                                                    -------------------       -------------------

Income (Loss) Before Income Taxes                                                               (3,986)                   (2,502)

Income Tax Benefit                                                                               1,355                       838

                                                                                    -------------------       -------------------
        Net Income (Loss)                                                            $          (2,631)        $          (1,664)
                                                                                    ===================       ===================


Earnings (Loss) Per Share
        Basic                                                                                   ($0.32)                   ($0.20)
        Diluted                                                                                 ($0.32)                   ($0.20)

Weighted Average Common Shares Outstanding
        Basic                                                                                    8,200                     8,235
        Diluted                                                                                  8,200                     8,235



The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                             Three Months Ended March 31,
(In Thousands)                                                                               1999                     1998
                                                                                   ------------------------   ----------------------
Cash Flows from Operating Activities
        Net income (loss)                                                           $               (2,631)    $             (1,664)
        Adjustments to reconcile net income to net cash provided from
           (used for) operating activities:
                 Depreciation and amortization                                                         660                      543
                 Deferred income taxes                                                              (1,698)                       -
                 Other                                                                                 (13)
                 Changes in assets and liabilities, exclusive of changes shown
                    separately                                                                       3,142                    1,082
                                                                                   ------------------------   ----------------------
                        Net cash used for operating activities                                        (540)                     (39)
                                                                                   ------------------------   ----------------------

Cash Flows from Financing Activities
        Issuance of short-term debt                                                                  1,972                        -
        Repayment of short-term debt                                                                (1,573)                       -
        Repurchase of company stock                                                                   (257)                    (453)
        Proceeds from the exercise of stock options                                                      -                      627
                                                                                   ------------------------   ----------------------
                        Net cash provided from financing activities                                    142                      174
                                                                                   ------------------------   ----------------------

Cash Flows from Investing Activities
        Capital expenditures                                                                          (631)                    (683)
        Sales and maturities of marketable securities                                                    -                    2,000
                                                                                   ------------------------   ----------------------
                        Net cash provided from (used for) investing activities                        (631)                   1,317
                                                                                   ------------------------   ----------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                          (322)                     (72)
                                                                                   ------------------------   ----------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                (1,351)                   1,380
Cash and Cash Equivalents, January 1                                                                 5,753                   14,448
                                                                                   ------------------------   ----------------------
Cash and Cash Equivalents, March 31                                                 $                4,402     $             15,828
                                                                                   ========================   ======================

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
        Billed, unbilled and other receivables, net                                 $                6,258     $              5,587
        Inventories                                                                                   (584)                  (2,056)
        Accounts payable                                                                              (748)                    (844)
        Other current assets and liabilities                                                        (1,784)                  (1,605)
                                                                                   ------------------------   ----------------------
                                                                                    $                3,142     $              1,082
                                                                                   ========================   ======================


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with Perceptron's 1998 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year's financial statements to conform with the 1999 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2.     INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first in, first out (FIFO) method. Inventory, net of reserves, is comprised of the following (in thousands):


                                         MARCH 31,       DECEMBER 31,
                                           1999             1998
                                    ----------------   ----------------
Component Parts                          $    6,206         $    5,794
Work In Process                               2,073              2,235
Finished Goods                                3,670              3,336
                                    ----------------   ----------------
Total                                    $   11,949         $   11,365
                                    ================   ================


3.     CREDIT FACILITIES

At March 31, 1999, the Company had unsecured bank credit facilities of $5.0 million US and 1.0 million DM. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings will bear interest at the bank's prime rate (7.75% as of April 30, 1999). These credit facilities expire on May 31, 1999, unless canceled earlier by the Company or the bank. The Company expects to complete a $15.0 million US two-year unsecured revolving credit facility and renew the 1.0 million DM facility prior to May 31, 1999.

4.     FOREIGN EXCHANGE CONTRACTS

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipments. These transactions involve the use of forward contracts. At March 31, 1999 and 1998, the Company had no forward contracts outstanding.

5.   COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):


THREE MONTHS ENDED MARCH 31,                             1999               1998
                                                  ---------------    ----------------
Net Income (Loss)                                    $   (2,631)         $   (1,664)
Other Comprehensive Income (Loss)
   foreign currency translation adjustments              (1,191)               (359)
                                                  ---------------    ----------------
Total Comprehensive Income (Loss)                    $   (3,822)         $   (2,023)
                                                  ===============    ================


6.     EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options and warrants, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance. A reconciliation of both calculations is shown below (in thousands, except per share amounts):



                                                                        WEIGHTED AVG.               EARNINGS (LOSS)
                                         NET INCOME (LOSS)              COMMON SHARES                 PER SHARE
THREE MONTHS ENDED MARCH 31,            1999          1998           1999          1998           1999          1998
                                    ------------  ------------   ------------  ------------   ------------  ------------
Basic EPS                             $ (2,631)     $ (1,664)          8,200         8,235      $  (0.32)     $  (0.20)
Effect of Dilutive Securities:
   Stock options and warrants                -             -               -             -
                                    ------------  ------------   ------------  ------------
Diluted EPS                           $ (2,631)     $ (1,664)          8,200         8,235      $  (0.32)     $  (0.20)
                                    ============  ============   ============  ============


Options to purchase 4,369 shares of common stock were outstanding in 1999 and were not included in the computation of diluted EPS because the effect would have been antidilutive.

7.     COMMITMENTS AND CONTINGENCIES

The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than the matters discussed below.

On December 11, 1998, a jury in a civil case in the U.S. District Court for the Eastern District of Michigan returned a favorable judgement for the Company and awarded damages of over $732,000. The suit, filed by the Company in June 1996, charged Sensor Adaptive Machines, Inc. ("SAMI") with violation of a covenant not to compete. SAMI filed counterclaims against the Company alleging, in part, that the Company was engaged in unlawful monopolization and tortious interference with business practice and sought damages. In response to a motion for summary disposition filed by the Company, the counterclaim for unlawful monopolization was dismissed by the court in June 1998. The jury found that the remaining counterclaims were without merit. On March 4, 1999, the Company's motion for interest was granted. SAMI has appealed the judgement including the counterclaims against the Company.

On September 25, 1998, the U.S. District Court for the Eastern District of Michigan dismissed, with prejudice, a suit filed against the Company by Speroni, S.p.A. ("Speroni"). Speroni has appealed the dismissal. The suit alleged tortious interference in conjunction with exclusive distributorship contracts covering the sale of P-1000 products in Italy and France between Perceptron B.V., a wholly-owned subsidiary of the Company, and Speroni. Speroni sought unspecified compensatory damages and punitive damages. Perceptron B.V. terminated the exclusive distributorship contracts in 1997 for breach of contract by Speroni and has sought arbitration of this matter with the International Chamber of Commerce International Court of Arbitration ("ICC"), to confirm the terminations and to award damages. Speroni has filed counterclaims with the ICC alleging breach of the exclusive distributorship contracts and seeking damages of $6.5 million. The arbitration is presently scheduled to begin in May 1999. The Company intends to vigorously pursue its claims and defend Speroni's claims.

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

8.       SEGMENT INFORMATION

The Company has two reportable segments: Automotive and Forest Products. The Automotive segment designs, manufactures, and markets information based process measurement and guidance systems within the automotive industry. The Forest Products segment employs the same technology, providing products and services to the forest and wood products industry. The Company evaluates performance based on operating income. Segment detail is summarized as follows (in thousands):


FIRST QUARTER                  AUTOMOTIVE             FOREST PRODUCTS           CONSOLIDATED
-----------------------   --------------------    ----------------------   ----------------------
1999
Revenues                    $         8,136         $             798        $           8,934
Operating (loss)                     (1,899)                   (2,161)                  (4,060)
Total Assets                         52,739                     7,506                   60,245

1998
Revenues                    $         7,246         $           1,509        $           8,755
Operating (loss)                     (2,089)                     (747)                  (2,836)
Total Assets                         60,541                     3,582                   64,123


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview - The Company reported a net loss of $2.6 million ($0.32 per share) for the 1999 first quarter, compared to a loss of $1.7 million ($0.20 per share) in the 1998 first quarter. Net sales of $8.9 million for the three months ended March 31, 1999, were up slightly over the prior year's sales of $8.8 million. Automotive sales accounted for 91% of total sales during the first quarter of 1999, compared to 83% in 1998. Forest Product sales represented 9% of total sales for 1999, compared to 17% in the first quarter of 1998. Gross profit for the 1999 period was 47.4%, compared to 50.7 % in 1998 reflecting competitive pricing on certain product lines. Operating expenses were up $1.0 million in the first quarter of 1999 compared to 1998 primarily related to the additional personnel required to support the Company's expanding global market opportunities and research and development work on new products.

Automotive - Sales in the first quarter of 1999 increased $900,000 to $8.1 million, compared to $7.2 million in 1998. P-1000 sales accounted for approximately 66% of net automotive sales in the first quarter of 1999, compared to approximately 53% in the same period of 1998. RGS and NCA systems sales accounted for 17% of net sales in 1999 compared to 36% in 1998. The timing of RGS and NCA system sales are contingent on new model retooling programs and, as a result, can fluctuate greatly from quarter to quarter. During the first quarter of 1999, the Company also sold its first Wet Film Thickness Measurement System.

Forest Products - Sales in the first quarter of 1999 were $800,000, down from last year's sales of $1.5 million. The low sales level in the first quarter continued to reflect the postponement of capital purchases by mills affected by the soft dimension lumber market. During the 1999 first quarter, the Company had its first Lumber Analyzer sale at an in-field beta testing site. The Lumber Analyzer is an ultrasound technology product that the Company acquired from Sonic Technologies and Sonic Industries in the fourth quarter of 1998.

Bookings & Backlog - New order bookings for the three months ended March 31, 1999, were a strong $16.4 million, compared to only $5.4 million in 1998. Automotive bookings totaled $15.2 million in the 1999 quarter, compared to $4.7 million a year ago. Forest Products bookings were $1.2 million in 1999, compared to $700,000 a year ago. The increase in Forest Products bookings, quarter over quarter, reflects improvement in the market for dimension lumber. The 1999 quarter included a significant $1.1 million two-year blanket order for the Lumber Analyzer product. Backlog at March 31, 1999 was $30.9 million, compared to $20.8 million at March 31, 1998. The Company expects to be able to fill substantially all of the orders in backlog by the end of 1999. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Selling, General and Administrative Expenses (SG&A) - SG&A expenses increased from $4.5 million in the 1998 first quarter to $5.1 million in 1999. The increase was primarily due to increased personnel and related expenses in 1999 as compared to the same period last year to support broadening international sales and marketing activities and in the forest products industry.

Engineering, Research and Development Expenses (R&D) - Engineering and R&D expenses increased from $2.7 million in the first quarter of 1998 to $3.3 in the 1999 quarter. The increase in expenses continued to reflect investments the Company is making in new product development including increases in labor, contract design services and engineering supplies. As discussed in the "Outlook" section below, the Company expects to begin realizing returns on these investments beginning in the second half of 1999 as several new products are launched. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statement. During the first quarter of 1999, the first Wet Film Thickness Measurement System was sold and is in the process of being installed at an alpha site. Also during the first quarter, orders were taken for the IPNetTM, with installation expected to begin toward the end of June or the beginning of July 1999. The Company completed the first installation of its revised PaintScanTM product during the first quarter of 1999 and the system is currently undergoing customer evaluation. PaintScanTM is a paint defect inspection system that was formerly known as Industrial Dirt Counter.

Interest Income (Expense), net - The decrease in interest income (expense), net reflected the reduction in interest income related to lower cash balances and higher interest expense from the assumption of long-term debt related to the Sonic acquisition.

Outlook - Based on customer shipment schedules, the Company expects second quarter 1999 sales to improve, but may remain below the level required to achieve break-even operating income. If new product launches go as planned, the Company would expect sales during the second half of 1999 to continue to improve and, as a result, expects to achieve positive operating results in the second half of 1999. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statement.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $4.4 million at March 31, 1999, compared to $5.8 million at December 31, 1998. The decrease of $1.4 million in cash for the quarter resulted from $540,000 used in operations; $631,000 used for capital spending; an unfavorable exchange rate on cash of $322,000; and $142,000 of cash provided from financing activities.

The use of cash for operations reflected the net loss for the quarter adjusted for non-cash items, offset by reductions in working capital requirements. Receivables, net of foreign currency effects, decreased $6.3 million primarily as a result of collections. The increase of $584,000 in inventory primarily reflected the purchase of component parts needed to fulfill second quarter 1999 orders. The decrease in accounts payable and other current assets and liabilities totaling $2.5 million primarily reflected the payment of liabilities recorded as of December 31, 1998, and lower expenses in the first quarter of 1999, compared to the fourth quarter of 1998.

Financing activities during the quarter reflected working capital borrowings of $2.0 million, offset by repayments of $1.6 million. Also during the quarter, the Company repurchased 50,000 shares of stock for $257,000.

At March 31, 1999, the Company had unsecured credit facilities totaling $5.0 million US and 1.0 million DM. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings will bear interest at the bank's prime rate (7.75% as of April 30, 1999). At March 31, 1999, the Company had $399,000 outstanding under these credit facilities. There were no borrowings outstanding under these credit facilities as of March 31, 1998. These credit facilities expire on May 31, 1999, unless canceled earlier by the Company or the bank. The Company expects to complete a $15.0 million US two-year unsecured revolving credit facility and renew the 1.0 million DM facility prior to May 31, 1999. The Company believes that available cash on hand plus existing and expected credit facilities will be sufficient to fund anticipated 1999 cash flow requirements.

The Company does not believe that inflation has had any significant impact on historical operations and does not expect any significant near-term inflationary impact.

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

The Company is in the process of determining whether its principal vendors and suppliers (all of which are referred to as "Third Party Suppliers") are Year 2000 capable and expects to complete this process in the third quarter of 1999. The plan includes the identification of principal Third Party Suppliers, formal communications with the Third Party Suppliers regarding their Year 2000 efforts and, with respect to its critical Third Party Suppliers, some form of additional verification of readiness, which could include site visits. The failure of one or more critical Third Party Suppliers to be Year 2000 capable such that its supply of needed products or services is interrupted could result in the Company not being able to produce one or more of its systems for a period of time, which in turn could result in lost sales and profits.

The Company has established a project team to identify internal systems which are not Year 2000 capable and complete the work required to mitigate the Year 2000 issue. The Company's principal information technology ("IT") systems are located at its headquarters in Plymouth, Michigan. These systems consist of a financial system, which the Company has forward-date tested and believes is Year 2000 capable, and an operations system provided by a third party vendor. This third-party vendor offers an upgraded version which is represented to be Year 2000 compliant. Alternatively, the Company believes that the current version of the operations system can be remediated by a third party to be Year 2000 capable. Completion of this remediation is expected in the first half of 1999. The Company also has a number of engineering systems, used primarily for testing, developed by the Company's internal staff. The Company forward-date tested these systems during the first quarter of 1999 and is in the process of completing the remediation necessary to make them Year 2000 compliant. The Company has begun to assess the IT systems of its subsidiaries which should be completed by the third quarter of 1999.

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

YEAR 2000 COSTS

Most of the costs incurred by the Company to date on Year 2000 compliance issues have been internal staff costs and costs relating to normal product upgrades, which the Company has not separately tracked. As a result, the Company is not able to reasonably estimate the amount of such expenditures. The Company presently estimates that its future costs relating to Year 2000 compliance issues, including replacement systems, will be less than $100,000. The Company would have incurred many of the costs for these efforts in any event because of the normal process of product and equipment upgrades. These cost estimates are subject to a number of uncertainties, which could result in actual costs exceeding the estimated amounts described below. Costs related to the Year 2000 issue are funded through operating cash flow. The Year 2000 costs have not caused the Company to defer any other significant information technology programs.

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

MARKET RISK INFORMATION

Perceptron's primary market risk is related to foreign exchange rates. This risk is derived from sales by its international operations, which are primarily located in Germany and The Netherlands and for which products are produced in the U.S. The Company has historically not had direct exposures to interest rate risks. The Company assumed fixed rate debt due in 2003 in connection with a recent acquisition. To the extent the Company needs to borrow funds in the future it could be exposed to interest rate risks. At March 31, 1999 and 1998, the Company did not have any market risk instruments for trading purposes.

FOREIGN CURRENCY RISK

The Company has limited foreign currency exchange risk in its international operations due to the percentage of contracts entered into in U.S. dollars and the short time period between sales commitment and delivery for contracts in the non-U.S. currencies. The percentage of sales commitments in U.S. Dollars at March 31, 1999 was 74%. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Euro Conversion".

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At March 31, 1999 and 1998, the Company had no forward contracts outstanding.

NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use." SOP 98-1 requires the capitalization of internal-use software and specifically identifies which costs should be capitalized and which costs should be expensed. Adoption of this SOP did not have a material effect on the Company's consolidated financial statements.

In the first quarter of 1999, the Company adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 generally requires costs of start-up and organizational activities to be expensed as incurred and is effective for fiscal years beginning after December 15, 1998. Adoption of this SOP did not have material effect on the Company's consolidated financial statements.

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

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to 1999 and future revenue and earnings levels, the timing of new product releases and the expansion of the Company into new markets. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, the impact of undetected errors or defects associated with the Year 2000 date functions on the Company and its suppliers, and the effect of economic conditions.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 11, 1998, a jury in a civil case in the U.S. District Court for the Eastern District of Michigan returned a favorable judgement for the Company and awarded damages of over $732,000. The suit, filed by the Company in June 1996, charged Sensor Adaptive Machines, Inc. ("SAMI") with violation of a covenant not to compete. SAMI filed counterclaims against the Company alleging, in part, that the Company was engaged in unlawful monopolization and tortious interference with business practice and sought damages. In response to a motion for summary disposition filed by the Company, the counterclaim for unlawful monopolization was dismissed by the court in June 1998. The jury found that the remaining counterclaims were without merit. On March 4, 1999, the Company's motion for interest was granted. SAMI has appealed the judgement including the counterclaims against the Company.

On September 25, 1998, the U.S. District Court for the Eastern District of Michigan dismissed, with prejudice, a suit filed against the Company by Speroni, S.p.A. ("Speroni"). Speroni has appealed the dismissal. The suit alleged tortious interference in conjunction with exclusive distributorship contracts covering the sale of P-1000 products in Italy and France between Perceptron B.V., a wholly-owned subsidiary of the Company, and Speroni. Speroni sought unspecified compensatory damages and punitive damages. Perceptron B.V. terminated the exclusive distributorship contracts in 1997 for breach of contract by Speroni and has sought arbitration of this matter with the International Chamber of Commerce International Court of Arbitration ("ICC"), to confirm the terminations and to award damages. Speroni has filed counterclaims with the ICC alleging breach of the exclusive distributorship contracts and seeking damages of $6.5 million. The arbitration is presently scheduled to begin in May 1999. The Company intends to vigorously pursue its claims and defend Speroni's claims.

ITEM 5.  OTHER INFORMATION

John J. Garber joined the Company as Vice President, Finance and Chief Financial Officer in February 1999. Mr. Garber comes to the Company from Newcor, Inc., where he served as Chief Financial Officer since 1991.

Louis R. Ross, a valued member of Perceptron's Board of Directors, passed away in early May 1999. Mr. Ross was a retired Vice-Chairman of Ford Motor Company and made a significant contribution to the Company through his vast experience, energy and talent.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Exhibits

              10.26 Second Amendment to Amended and Restated 1992 Stock Option Plan

              10.27 First Amendment to Amended and Restated Directors Stock Option Plan

              27.     Financial Data Schedule

         (B)  Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PERCEPTRON, INC.
                                 (Registrant)


Date:    May 13, 1999            By:   /S/  Alfred A. Pease
                                       -----------------------------------
                                       Alfred A. Pease, President
                                       and Chief Executive Officer


Date:    May 13, 1999            By:   /S/  John J. Garber
                                       --------------------------
                                       John J. Garber
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date:    May 13, 1999            By:   /S/  Sylvia M. Smith
                                       -----------------------------------
                                       Sylvia M. Smith, Controller
                                       and Chief Accounting Officer
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NO.                    DESCRIPTION
-----------                    -----------
  10.26      Second Amendment to Amended and Restated 1992 Stock Option Plan

  10.27      First Amendment to Amended and Restated Directors Stock Option Plan

  27         Financial Data Schedule


