Form 10-K
period 1999-06-30
PERCEPTRON INC/MI
filed 1999-09-24
CIK 887226

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OR [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 1999 TO JUNE 30, 1999.

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 15, 1999, as reported by The Nasdaq Stock Market, was approximately $32,600,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 15, 1999, was: 8,169,152.


--------------------------------------------------------------------------------

                                     PART I

ITEM 1:    DESCRIPTION OF BUSINESS

GENERAL

Perceptron, Inc. ("Perceptron" or the "Company") designs, develops, manufactures and markets information-based measurement and inspection focused solutions for process improvement. The Company's systems provide process information to address a number of measurement, guidance and inspection applications. Among the product solutions offered by the Company are: (1) Gauging systems that provide for 100% inline measurement for reduction of dimensional process variation; (2) Systems that guide robots to perform precise tasks on the assembly line; (3) Systems that inspect and detect defects on painted surfaces, and; (4) Forest products sawmill systems that optimize the lumber production process. Perceptron's product offerings are designed to improve quality, increase productivity and decrease costs in the automotive and forest products industries, as well as in a variety of other industries such as aerospace and steel production.

The Company has two primary business segments: The Automotive business unit segment and the Forest Products business unit segment. The Company has been selling to the automotive industry since its inception in 1981. In 1997, the Company acquired Autospect, Inc. ("Autospect") in order to develop products to expand its offerings to the automotive paint shops. Products that are released and are under development include those that identify defects in bare metal prior to paint, measure the thickness of wet paint non-destructively, and inspect finished painted bodies for a variety of defects. In 1999, the Company merged Autospect with and into the Company and Autospect is now operated as part of the Automotive business unit. The Company's Forest Products business unit was created with the 1997 acquisitions of Trident Systems, Inc. and Nanoose Systems Corporation. In October 1998, the Company expanded its forest products offerings by acquiring the assets and ultrasound intellectual property from Sonic Industries, Inc. and Sonic Technologies, Inc. The Company has engineering, selling, assembly and installation resources in place to support customer requirements for both of these market segments.

The Company's current principal products are based upon proprietary three-dimensional image processing and feature extraction software algorithms combined with two distinct three-dimensional object imaging technologies:
TriCam(TM) and LASAR(TM). TriCam(TM) technology uses structured laser light triangulation techniques to obtain accurate three-dimensional measurements. TriCam(TM) systems are used to measure formed parts for process control, to provide robot guidance for automated assembly tasks and to perform non-contact alignment functions. TriCam(TM) is also used by the Forest Products business unit to measure three-dimensional shapes of trees, logs, boards and by-products. LASAR(TM) provides accurate three-dimensional measurements of a full scene over a larger field of view than does TriCam(TM). The LASAR(TM) product is used by the Forest Products business unit for the three-dimensional measurement of stems, logs, and cants.

The Company was incorporated in Michigan in 1981. Its headquarters are located at 47827 Halyard Drive, Plymouth, Michigan 48170-2461, (734) 414-6100. The Company also has operations in Ann Arbor, Michigan; Atlanta, Georgia; Hatboro, Pennsylvania; British Columbia, Canada; Munich, Germany; Seoul, South Korea; Rotterdam, The Netherlands; Sao Paulo, Brazil and Tokyo, Japan.

MARKETS

The Company has a multiple market approach, with the main focus being the automotive industry. The Company has product offerings encompassing the entire automobile manufacturing line, including stamping, general assembly, paint, trim and final assembly. Perceptron's purchase of Trident and Nanoose in 1997 and Sonic assets in 1998 increased its product and marketing efforts in the forest and wood products markets. The Company believes that there may be potential applications for its three-dimensional measurement systems in non-automotive industries as diverse as aerospace, food processing, appliances, robot and autonomous vehicle guidance, and others. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement".

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

The P-1000 enables customers to reduce cost and increase both quality and throughput by measuring and analyzing sources of variation to achieve continuous process improvement. In addition, the P-1000 enables customers to shorten the time it would otherwise take to launch a new product.

Intelligent Process Network ("IPNet(TM)"): IPNet(TM) is a sophisticated and innovative new process control solution that links Internet technology with plant-floor process management. The PC-based IPNet(TM) system provides the capability for collection of in-line measurement information at any point in the build or assembly process and the ability to monitor, analyze and distribute that information throughout a plant or enterprise. IPNet(TM) uses Perceptron's new line of digital sensors, and features an Internet Explorer graphical interface, distributed and modular scalability to accommodate various sized systems, and an open architecture that permits the integration of third-party devices.

Robot Guidance System for automated assembly ("RGS"): The RGS system, which is used for flexible assembly, incorporates TriCam(TM) sensors and high-speed digital process electronics and proprietary software to provide robots three-dimensional visual guidance to perform a variety of automated assembly tasks. The RGS optically locates the position on an object and instructs a robot to perform work on the located object. This product was developed in cooperation with Mercedes-Benz, which provided specifications to enable the system to address a broad range of applications. Other automotive companies, including General Motors, Ford, Volvo, BMW and Opel, are currently using RGS systems.

The RGS system is currently used primarily by automotive companies in the following applications, among others; windshield insertion, door assembly and installation, hood and trunk lid installation, fuel tank installation, fender mounting and instrument panel installation.

Non-Contact Wheel Alignment System ("NCA"): The NCA system, which uses TriCam(TM) three-dimensional machine vision technology, was developed in close cooperation with Ford Motor Company, which helped fund and was instrumental in testing the technology. The NCA system is incorporated into original equipment manufacturers' ("OEMs") wheel alignment equipment and offers a fast and accurate non-contact method to align wheels, which reduces costly in-plant maintenance of mechanical wheel alignment equipment. The Company supplies NCA systems to the automotive market through a number of OEMs. In connection with the settlement of certain litigation filed by the Company against Fori Automation alleging infringement of certain of the Company's patents relating to non-contact wheel alignment systems, the Company has licensed such patents to Fori on a non-exclusive basis.

ScanWorks(TM): The ScanWorks(TM) measurement and dimensional analysis software incorporates proprietary feature extraction algorithms, CAD data input, CAD to scan comparison, data filtering and motion device interfaces in an operator friendly, WindowsNT Graphical User Interface ("GUI"). The ScanWorks(TM) GUI links the operator with measurement products such as the Company's OptiFlex-Pro (formerly called Optical Checking Fixture) and OEM products. OptiFlex-Pro is a non-contact three-dimensional surface scanner.

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

QMS-I: The QMS-I is a measurement system for coated surfaces. The QMS-I checks the painted surface quality of each vehicle as it exits the paint oven, providing in-line quality trend analysis and process control information by vehicle color, model, shift, etc. It generates four objective, repeatable, and reproducible ratings of coated surfaces. Measurements are taken in seconds, and data analysis is automated. With this information corrective action can be taken before quality drops below acceptable levels. The QMS-I interfaces with the Autospect "Paint Process Monitor" ("PPM"), a network that sends trend and quality data to the plant and corporate paint supervision. The information provided allows quick reaction to process changes, resulting in improved quality and cost savings. The QMS-Battery Portable ("QMS-BP"), a hand-held meter providing the same readings as the QMS-I, is used to monitor incoming parts and is used in paint laboratories.

PaintScan: The PaintScan system (formerly Industrial Dirt Counter) checks the amount of dirt and other defects that affect the painted surface quality of a vehicle. The system prints out a profile of the vehicle and shows the location of the defects to assist in repair. The system also provides trend analysis and process control information to assist management in controlling the process. The PaintScan system is in the final stages of Beta testing at a customer site.

                          FOREST PRODUCTS BUSINESS UNIT

General: The Forest Products business unit sells a complete line of products for mill wide scanning and optimization. These systems are based on an architecture of optimization modules that contain common user interfaces, reporting systems and scanning interfaces. The system runs on the WindowsNT platform.

Scanning and optimization systems are sold directly to sawmills and to a large number of sawmill machinery manufacturers and systems integrators. One of the distinct advantages of the Perceptron system is that it can operate on any manufacturer's equipment. This allows the sawmill to choose the best mechanical system for its own operations and receive the benefit of the Company's scanning and optimization systems within the facility.

True Shape Bucking System ("TSB"): The TSB system optimizes the process of cutting tree stems into logs. The system utilizes TriCam(TM) or LASAR(TM) scanners to create a high density 3D surface map of a tree stem that needs to be cut or "bucked" into logs. The stem is either scanned as it is conveyed lineally through an arrangement of TriCam(TM) sensors or is scanned at rest with a LASAR(TM) sensor. Optimization software then fits the customer's final products into the model of the tree stem to determine the highest value manner in which to cut up the stem to feed the sawmill. By controlling the raw material as it enters the sawmill, mill production rates can be increased, more lumber can be extracted from the same input raw material and higher quality lumber can be produced.

True Shape Log Optimizer System ("TSO"): The TSO system optimizes the process of log breakdown. The system utilizes TriCam(TM) or LASAR(TM) scanners to create a high-density 3D surface map of a log. Optimization software fits the customer's final products into the model of the log to determine the highest value manner in which to cut up the log.

The TSO system enables lumber manufacturers to optimize the value from the logs in the sawmill by using analysis algorithms to statistically evaluate the log topography to optimize what grade lumber should be cut from the log. The addition of a TSO to a sawmill increases the amount and value of the final products that can be derived from the input logs.

True Shape Log Sorter System ("TSS"): The TSS system optimizes the process of log sorting. Certain customers prefer to sort logs into batches with common characteristics and then feed them into the sawmill at high rates with a fixed cutting scenario or pattern. The system utilizes TriCam(TM) scanners to create a high-density 3D surface map of a log. Optimization software fits all of the potential customer cutting scenarios into the log models and sorts the logs by the pattern that will produce the highest value.

The TSS system allows lumber manufacturers to optimize the value of the logs entering the sawmill based on pre-defined patterns. This technique provides an increased value over past systems that simply measured the small end diameter of the log as the sorting criteria.

True Shape Cant Optimizer System ("TSC"): The TSC system optimizes the process of cant (a log with two cut sides) breakdown. The system utilizes TriCams, Transverse TriCams (a TriCam(TM) derivative sensor in which the cant is scanned as it is conveyed transversely though an arrangement of special TriCams) or LASAR(TM) scanners to create a high-density 3D surface map of the cant. Optimization software fits the customer's final products into the model of the cant to determine the highest value manner in which to cut up the cant in the sawmill. The TSC system can model either straight sawing systems or the recently popular curve sawing systems. The optimization software can also process grade-input data to facilitate high-grade cutting patterns for maximum grade utilization.

True Shape Edger Optimizer System ("TSE"): The TSE system optimizes the process of flitch edging (a flitch is an un-edged board cut from the side of a log) by utilizing TriCams or Transverse TriCams scanners to create a high-density 3D surface map of the flitch. Optimization software fits the customer's final board products into the model of the flitch to determine the highest value manner in which to cut up the flitch in the sawmill.

True Shape Trimmer Optimizer System ("TST"): The TST system optimizes the processes of board trimming by utilizing Transverse TriCams scanners to create a high-density 3D surface map of the untrimmed board. Optimization software fits the customer's final board products into the untrimmed board model to determine the highest value manner in which to trim the board.

Mill Controller System: The Mill Controller system is a software package that allows sawmill operators to define what orders they need filled for their customers. The system links this information with the optimizers in the sawmill to produce the lumber required to fill these orders.

The Mill Controller adds a level of control to the sawmill operator that was previously unavailable. Typical optimizer systems attempt to maximize recovered value from raw material without regard to the actual orders that the sawmill needs to fill. By utilizing the Mill Controller, the sawmill can now balance value-based recovery with the time based requirement to fill orders.

Lumber Analyzer System: The Lumber Analyzer system utilizes ultrasonic technology to find defects in finished lumber. Defects such as splits, rot, voids and cracks are important to secondary manufacturers who process dried lumber into finished products such as furniture and moldings. The application of a Lumber Analyzer system can save secondary manufacturers money by identifying these defects and improving cutting decisions and raw material utilization. The Lumber Analyzer system is in Beta testing at a customer site.

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

The Company's principal customers have historically been automotive companies that the Company either sells to directly or through system integrators or OEMs. The Company's products are typically purchased for installation in connection with new model re-tooling programs undertaken by these companies. Because sales are dependent on the timing of customers' re-tooling programs, sales by customer vary significantly from year to year, as do the Company's largest customers. For the six months ended June 30, 1999, approximately 25% of total revenues were derived from three automotive companies (General Motors, Ford and DaimlerChrysler). For the years ended December 31, 1998, 1997 and 1996, approximately 22%, 38% and 46%, respectively, of total revenues were derived from the same three customers. For the six months ended June 30, 1999 and years ended December 31, 1998, 1997 and 1996, 8%, 13%, 17% and 16% of net sales, respectively, were to system integrators and OEMs for the benefit of the same three automotive companies. During the six months ended June 30, 1999, sales to DaimlerChrysler and KUKA Schweissanlagen each exceeded 10% of the Company's total net sales.

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

The Company purchases a number of component parts and assemblies from single source suppliers. With respect to most of its components, the Company believes that alternate suppliers are readily available. Significant delays or interruptions in the delivery of components or assemblies by suppliers, or difficulties or delays in shifting manufacturing capacity to new suppliers, could have a material adverse effect on the Company. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Readiness Disclosure".

INTERNATIONAL OPERATIONS

Europe: The Company's European operations have contributed approximately 39%, 30%, 23% and 20% of the Company's revenues during the six months ended June 30, 1999 and the years ended 1998, 1997 and 1996, respectively. The Company's wholly-owned subsidiary, Perceptron Europe B.V. ("Perceptron B.V."), is located in Rotterdam, The Netherlands. Perceptron B.V. holds a 100% equity interest in Perceptron Europe GmbH ("Perceptron GmbH"), which is located outside of Munich, Germany. The Company currently employs 41 people in its European operations.

Asia: The Company operates a direct sales and application office in Seoul, Korea and a branch sales office in Tokyo, Japan.

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

The Company believes that there may be other entities, some of which may be substantially larger and have substantially greater resources than the Company, which may be engaged in the development of technology and products, which could prove to be competitive with those of the Company. In addition, the Company believes that certain existing and potential customers may be capable of internally developing their own technology. There can be no assurance that the Company will be able to successfully compete with any such entities, or that any competitive pressures will not result in price erosion or other factors, which will adversely affect the Company's financial performance.

BACKLOG

As of June 30, 1999, the Company had a total backlog of $27.8 million, compared to $23.5 million at December 31, 1998 and $24.2 million as of December 31, 1997. The Automotive business unit's backlog was $22.5 million, $17.9 million and $18.4 million at June 30, 1999, December 31, 1998 and 1997, respectively. The Forest Products business unit's backlog was $5.3 million, $5.6 million and $5.8 million at June 30, 1999, December 31, 1998 and 1997, respectively. Most of the backlog is subject to cancellation by the customer. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in its backlog by June 30, 2000.

RESEARCH AND DEVELOPMENT

As of June 30, 1999, 114 persons employed by the Company were focused primarily on research, development and engineering relating to three-dimensional machine vision systems and related software. For the six months ended June 30, 1999 and years ended December 31, 1998, 1997 and 1996, the Company's research, development and engineering expenses were $6.5 million, $11.4 million, $8.9 million and $7.3 million, respectively.

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

The Company has received a NIST-ATP award to participate in a joint venture to develop a robot guidance system for powertrain assembly automation. The Company's in-kind development contribution is approximately $500,000 over a four-year period that began in 1998. The joint venture is administered by the National Center for Manufacturing Sciences and includes a major automotive manufacturer.

In late 1995, Autospect received a $1.8 million NIST grant that provided funding over three years for development of a system to measure the thickness of wet film (e.g. paint). During 1998, 1997 and 1996, the Company recorded reimbursements of $800,000, $600,000 and $400,000, respectively, which offset the related costs. Prototype testing was completed in 1998. The system was installed in a manufacturing environment during the first six months of 1999 and is currently being tested.

PATENTS, TRADE SECRETS AND CONFIDENTIALITY AGREEMENTS

The Company owns eleven U.S. patents and ten pending U.S. patent applications, which relate to various products and processes manufactured, used, and/or sold by the Company. In addition, the Company also owns corresponding foreign patents in Canada, Europe and Japan and has several patent applications pending in foreign locations. These U.S. patents expire from 2004 through 2016 and the Company's existing foreign patent rights expire from 2008 through 2011.

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

The Company has registered, and continues to register, various trade names and trademarks, including SCANWORKS, OPTIFLEX, PERCEPTRON, DATACAM, LASAR, VERISTAR, DRISCAN, TRICAM, AUTOSPECT, IPNET and PAINTSCAN, among others, which are used in connection with the conduct of its business.

The Company's software products are copyrighted and generally licensed to customers pursuant to license agreements that restrict the use of the products to the customer's own internal purposes on designated Perceptron equipment.

EMPLOYEES

As of June 30, 1999, the Company employed 338 persons. None of the employees are covered by a collective bargaining agreement and the Company believes its relations with its employees to be good.


ITEM 2:    FACILITIES

Perceptron's principal domestic facilities consist of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company, a 20,500 square foot leased facility in Ann Arbor, Michigan, a 13,000 square foot leased building in Atlanta, Georgia and a 3,500 square foot leased facility in Hatboro, Pennsylvania. In addition, the Company leases a 1,350 square meters facility in Munich, Germany, a 1,000 square foot facility in Rotterdam, The Netherlands, a 6,200 square foot facility in British Columbia, Canada, and offices in Sao Paulo, Brazil, Seoul, Korea and Tokyo, Japan. Primary facilities used by the Automotive business unit are Plymouth and Ann Arbor, Michigan and the German and The Netherlands locations. Primary facilities used by the Forest Products business unit are Plymouth, Michigan, Atlanta, Georgia, and the Canadian location. The Company believes that its current facilities are sufficient to accommodate its requirements through the year 2000.


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

On September 25, 1998, the U.S. District Court for the Eastern District of Michigan dismissed, with prejudice, a suit filed against the Company by Speroni, S.p.A. ("Speroni"). Speroni has appealed the dismissal. The suit alleged tortious interference in conjunction with exclusive distributorship contracts covering the sale of P-1000 products in Italy and France between Perceptron B.V., a wholly-owned subsidiary of the Company, and Speroni. Speroni sought unspecified compensatory damages and punitive damages. Perceptron B.V. terminated the exclusive distributorship contracts in 1997 for breach of contract by Speroni and has sought arbitration of this matter with the International Chamber of Commerce International Court of Arbitration ("ICC"), to confirm the terminations and to award damages. Speroni has filed counterclaims with the ICC alleging breach of the exclusive distributorship contracts and seeking damages of $6.5 million. An arbitration hearing has been conducted and Perceptron B.V. is awaiting the decision of the arbitrator. The Company intends to vigorously pursue its claims and defend Speroni's claims.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 24, 1999 at which the following action was taken:

1. The Shareholders elected the following persons as the Company's Board of Directors, and the results of the vote on this matter were as follows:


                 Name                        For               Withheld            Broker Non-Votes
           ------------------            -----------           ---------           ----------------
           David J. Beattie                5,644,548             497,849                  -
           Philip J. DeCocco               5,643,816             498,581                  -
           Robert S. Oswald                5,644,704             497,693                  -
           Alfred A. Pease                 5,644,066             498,331                  -
           Terryll R. Smith                5,643,860             498,537                  -


2. The Shareholders approved an amendment to the Company's 1992 Stock Option Plan to increase the shares of Common Stock available for grant under such plan by 300,000 shares. As to this proposal, 2,244,284 shares voted "for", 1,188,964 shares voted "against", 749,448 shares "abstained", and 1,955,651 shares were "broker non-votes".

3. The Shareholders approved amendments to the Company's Directors Stock Option Plan which (i) extended the expiration date to make new grants of options under the Directors Plan from February 9, 2000 until February 9, 2005; (ii) increased the total number of shares of the Company's Common Stock available for grant under such plan by 150,000 shares; (iii) granted to each Director, at the time of the 1999 Annual Meeting, an additional option to purchase 10,000 shares of Common Stock, in lieu of the 1,500 shares of Common Stock which would otherwise have been granted in 1999 under the Directors Plan; and (iv) revised the number of shares of Common Stock granted to each Director at the time of each Annual Meeting (other than the 1999 Annual Meeting), from 1,500 shares to 3,000 shares of Common Stock. As to this proposal, 2,785,780 shares voted "for", 638,679 shares voted "against", 758,237 shares "abstained", and 1,955,651 shares were "broker non-votes".

                                     PART II

ITEM 5:    MARKET FOR THE REGISTRANTS'S COMMON STOCK AND RELATED SHAREHOLDER
           MATTERS

Perceptron's Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol "PRCP". The following table shows the reported high and low sales prices of Perceptron's Common Stock for the calendar year periods indicated:


                           Period                                                   Prices
                           ------                                                   ------

                                                                           Low                   High
                                                                       ----------            ----------
1996
First Quarter...................................................       $   17.75             $   27.00
Second Quarter..................................................       $   25.50             $   39.00
Third Quarter...................................................       $   24.50             $   37.75
Fourth Quarter..................................................       $   23.50             $   37.50

1997
First Quarter...................................................       $   25.25             $   38.13
Second Quarter..................................................       $   25.25             $   30.75
Third Quarter...................................................       $   24.88             $   34.50
Fourth Quarter..................................................       $   19.13             $   30.75

1998
First Quarter...................................................       $   17.75             $   24.50
Second Quarter..................................................       $    9.38             $   20.50
Third Quarter...................................................       $    5.63             $   11.88
Fourth Quarter..................................................       $    4.25             $   11.25

1999
First Quarter...................................................       $    3.53             $    9.88
Second Quarter..................................................       $    3.75             $    6.25
Third Quarter (July 1, 1999 through September 15, 1999).........       $    3.56             $    5.75


No cash dividends or distribution on Perceptron's Common Stock have been paid and it is not anticipated that any will be paid in the foreseeable future. In addition, the payment of cash dividends or other distributions is prohibited under the terms of Perceptron's revolving credit agreement with its bank. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources", for a discussion of other restrictions on the payment of dividends.

The approximate number of shareholders of record on September 15, 1999, was 279.

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL INFORMATION

PERCEPTRON, INC. AND SUBSIDIARIES
(In thousands except per share amounts)


                                                                                 Years Ended December 31,
                                Six Months Ended  Six Months Ended ---------------------------------------------------
Statement of Operations Data(1): June 30, 1999(2)   June 30, 1998    1998       1997       1996       1995       1994
                                 --------------     -------------    ----       ----       ----       ----       ----
                                                     (unaudited)
Net sales                            $21,256          $18,310      $49,635    $65,102    $58,975    $43,154    $33,224
Gross profit                          10,488            9,458       27,193     40,025     35,367     26,184     19,248
Operating income (loss)               (6,660)          (5,156)      (5,776)    14,861      9,306      7,699      6,046
Income (loss) before income taxes     (7,349)          (4,768)      (5,143)    16,009     10,245      8,227      6,179
Net income (loss)                     (4,860)          (3,171)      (3,339)    10,806      7,150      8,491      6,179
Net income (loss) per diluted
    average common share                (.59)            (.38)        (.41)      1.28        .86       1.07        .80
Weighted average common
    shares outstanding - diluted       8,185            8,250        8,239      8,412      8,309      7,955      7,695



                                                                                     As of December 31,
                                      As of             As of      ---------------------------------------------------
Balance Sheet Data:               June 30, 1999     June 30, 1998    1998       1997       1996       1995       1994
                                  -------------     -------------    ----       ----       ----       ----       ----
                                                     (unaudited)

Working capital                      $34,569          $41,582      $40,094    $45,604    $34,444    $28,119    $19,023
Total assets                          61,334           62,030       66,408     68,142     61,456     42,017     25,750
Long-term liabilities                  4,265                -        1,040          -          -          -          -
Shareholders' equity                  48,064           54,124       54,852     57,879     46,447     31,049     20,346



------------------------------------------------
1   No cash dividends have been declared or paid during the periods presented.
2 In 1999, the Company elected to change its reporting period from a calendar year ending December 31 to a fiscal year ending June 30. As a result, 1999 represents a six-month transition period.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Perceptron, Inc. ("Perceptron" or the "Company") designs, develops, manufactures and markets information-based measurement and inspection focused solutions for process improvement primarily for the automotive and forest products industries.

The Company's current principal products are based upon proprietary three-dimensional image processing and feature extraction software algorithms combined with two distinct three-dimensional object imaging technologies:
TriCam(TM) and LASAR(TM). TriCam(TM) technology uses structured laser light triangulation techniques to obtain accurate three-dimensional measurements. TriCam(TM) systems are used to measure formed parts for process control, to provide robot guidance for automated assembly tasks and to perform non-contact alignment functions. TriCam(TM) is also used by the Forest Products business unit to measure three-dimensional shapes of trees, logs, boards and by-products. LASAR(TM) provides accurate three-dimensional measurements of a full scene over a larger field of view than does TriCam(TM). The LASAR(TM) product is used by the Forest Products business unit for the three-dimensional measurement of stems, logs and cants.

The Company has two business segments: the Automotive business unit segment and the Forest Products business unit segment. The Company's Automotive business unit has sold its products primarily to North American, European and, to a lesser extent, Asian and South American automobile manufacturers. Historically, sales to automotive customers have typically depended primarily on new model re-tooling programs. Accordingly, sales may vary significantly among customers on a year-to-year and quarter-to-quarter basis. The Company's Forest Products business unit has sold its products primarily to North American sawmills, sawmill machinery manufacturers and systems integrators.

On June 24, 1999, the Company elected to change its reporting period from a calendar year ending December 31, to a fiscal year ending June 30. As a result, this Form 10-K represents a transition period report covering the period January 1, 1999 through June 30, 1999. The first full year to be reported on a fiscal year basis will be for the twelve-month period ended June 30, 2000.

In October 1998, the Company acquired the assets and ultrasound intellectual property, and assumed certain liabilities, of Sonic Industries, Inc. and Sonic Technologies, Inc. ("Sonic") of Hatboro, Pennsylvania. Sonic designs and markets ultrasound scanning systems, principally for forest product applications.

RESULTS OF OPERATIONS

   SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Overview. The Company reported a net loss of $4.9 million ($0.59 per share) for the six months ended June 30, 1999 compared to a loss of $3.2 million ($0.38 per share) in the same 1998 period. Net sales of $21.3 million for the six months ended June 30, 1999 were up $3.0 million, or 16%, over the comparable 1998 period sales of $18.3 million. Automotive sales accounted for 85% of total sales during the six months ended June 30, 1999 compared to 81% in the same 1998 period. Forest Product sales represented 15% of total sales for 1999 compared to 19% in the six months ended June 30, 1998. Net Domestic sales remained flat at $12.4 million for both the 1999 and 1998 six-month periods ended June 30. Net International sales increased $2.9 million from $5.9 million in the six months ended June 30, 1998 to $8.8 million in the 1999 six-month period. Gross profit as a percent of net sales for the 1999 period was 49.3% compared to 51.7% in 1998 principally reflecting both competitive pricing pressure on the Company's mature product lines and the effect of currency declines principally in the Deutsch mark. Operating expenses were up $2.5 million in the six months ended June 30, 1999 compared to 1998, reflecting higher costs for research and development work on new products, the Company's global marketing initiatives, incremental expenses associated with the ultrasound technology acquisition and certain non-recurring and unusual items for aged accounts receivable primarily related to the Company's Autospect and Trident Systems operations. The six month comparison also reflects reduced net interest income of $417,000 as a result of lower cash balances and higher other expenses of $671,000 for legal fees related to a civil action discussed in Item 3, "Legal Proceedings".

Automotive. Sales in the six months ended June 30, 1999 increased $3.2 million, or 22%, to $18.0 million compared to $14.8 million in 1998. P-1000 sales accounted for approximately 60% of net Automotive sales in the 1999 period compared to approximately 51% in the same period of 1998. RGS and NCA systems sales accounted for 18% of net sales in 1999 compared to 32% in 1998. The variance in RGS and NCA sales is a function of the timing of orders by the Company's customers. Other product sales, which during the 1999 six-month period included early sales of the Company's new products (principally the Company's web-based Intelligent Process Network ("IPNet") and the first developmental system to inspect wet film paint thickness), represented 15% of net 1999 Automotive sales as compared to 12% in the six-month 1998 period.
Training and service revenues accounted for the remainder of net sales in both years.

Forest Products. Sales in the six months ended June 30, 1999 were $3.3 million, down $200,000 or 8% from the comparable 1998 period sales of $3.5 million. The lower sales level in the 1999 period reflected postponement of capital purchases in late 1998 by mills affected by the soft dimension lumber market. During the six months ended June 30, 1999, the Company sold its first Lumber Analyzer system, an ultrasound technology product that the Company acquired in the fourth quarter of 1998.

Bookings & Backlog. New order bookings for the six months ended June 30, 1999 were $25.6 million compared to $18.8 million in the 1998 period. Automotive bookings totaled $22.6 million in the 1999 period compared to $14.7 million a year ago. The increased Automotive bookings in 1999 is primarily related to orders for the Company's new IPNet product and RGS and NCA systems. Forest Product bookings were $3.0 million in 1999 compared to $4.1 million a year ago. The 1999 period includes a $1.1 million two-year blanket order for the Lumber Analyzer system. The new order bookings net of sales resulted in a backlog at June 30, 1999 of $27.8 million compared to $24.7 million in 1998. The amount of new order bookings and the level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company.

Gross Profit. Gross profit was $10.5 million, or 49.3% of sales, in the six months ended June 30, 1999, as compared to $9.5 million, or 51.7% of sales, in the 1998 six months. The percentage decrease reflected both competitive pricing pressure on the Company's mature product lines and the effect of currency declines principally in the Deutsch mark.

Selling, General and Administrative Expenses (SG&A). SG&A expenses increased from $9.3 million in the six months ended June 30, 1998 to $10.7 million in the same 1999 period. The increase was due to SG&A costs incurred by the ultrasound division of the Forest Products business unit which were not in the 1998 period, increased personnel and related expenses to support the Company's global marketing activities, and bad debt expenses incurred during 1999. The bad debt expenses incurred in 1999 primarily were for the final resolution of aged accounts receivable primarily related to the Company's Autospect and Trident Systems operations.

Engineering, Research and Development Expenses (R&D). Engineering and R&D expenses increased from $5.3 million in the six months ended June 30, 1998 to $6.5 million in the 1999 period. The increase in expenses primarily reflect the Company's continued investments in new product development including engineering costs for ultrasound technology that were not in the 1998 period. The Company began to realize revenue from some of the new products during the six-month period ended June 30, 1999.

Other Income and Deductions. Other income and deductions decreased from income of $388,000 in the six months ended June 30, 1998 to deductions of $689,000 in the 1999 period. The $1.1 million net unfavorable change was primarily due to $671,000 of legal expenses related to a civil action for which the Company was awarded a favorable judgement. The Company is in the process of trying to collect on this judgement. The six month comparison was also impacted by reduced interest income from lower cash balances and higher interest expense related to borrowings under the Company's Revolving Credit Agreement and the debt assumed in October 1998 related to the ultrasound technology acquisition.

Outlook. Based on the backlog as of June 30, 1999, the current rate of new orders and the prospects for its new products, the Company's near-term sales outlook is good and, as a result, performance over the next several quarters is expected to improve relative to comparable periods one year ago. The foregoing statements contain "forward looking statements" within the meaning of the Securities Exchange Act of 1934. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including those described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement", below.

     YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net Sales. Net sales of $49.6 million in 1998 decreased by $15.5 million, or 24%, compared with net sales of $65.1 million in 1997. Net Domestic sales decreased from $49.5 million in 1997 to $34.7 million in 1998. Net International sales decreased from $15.6 million in 1997 to $14.9 million in 1998. The total decrease in net sales for 1998 was principally accounted for by a $12.4 million, or 32%, decrease in sales of P-1000 systems and a $3.0 million, or 29%, decrease in sales of RGS and NCA systems. Because the P-1000 system has been widely received, particularly in North America, by the automotive industry for several years, the sales decline for this system was not unexpected. The RGS and NCA systems' decrease was primarily due to the timing of new orders. Forest Products' sales were up slightly compared with 1997.

P-1000 systems accounted for 54% of net sales in 1998 and 60% of net sales in 1997. The RGS and NCA systems combined accounted for 15% of net sales in 1998 and 16% in 1997. Forest Products sales accounted for 20% of net sales in 1998 and 15% of net sales in 1997. Training and service revenues and other product sales accounted for the remainder of net sales in both years.

New order bookings for 1998 totaled $48.9 million, compared to $66.1 million in 1997. Domestic orders declined from $50.4 million in 1997 to $32.9 million in 1998 while International orders were up from $15.7 million in 1997 to $16.0 million in 1998.

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

RGS and, in particular NCA systems, orders were down due to the timing of new blanket purchase orders from several customers. The Forest Product systems' order decline reflected; (1) forest industry cash constraints related to weak demand for lumber and (2) reduced orders for LASAR based systems due to required system reengineering. Autospect paint inspection systems' new orders were lower than anticipated due to delays in new product development.

Gross profit. Gross profit was $27.2 million, or 54.8%, of sales in 1998 compared with $40.0 million, or 61.5%, of sales in 1997. The percentage decrease was due primarily to the lower sales volume which led to under-absorbed fixed overhead and, to a lesser extent, sales mix and higher manufacturing, warranty and installation costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $20.1 million, or 40.6%, of sales in 1998 compared with $16.0 million, or 24.5%, of sales in 1997. This increase was due primarily to added personnel and associated expenses, such as travel and telephone, required to support the development of domestic and international markets for Automotive and Forest Products. Incremental cost increases associated with the acquisitions during 1997 and 1998 also contributed to the year over year spending increase.

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

     YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net Sales The Company's net sales increased by 10% from $59.0 million in 1996 to $65.1 million in 1997. Net Domestic sales increased from $46.1 million in 1996 to $49.5 million in 1997. Net International sales increased from $12.9 million in 1996 to $15.6 million in 1997. The total increase in net sales for 1997 was accounted for by a 5% increase in sales of P-1000 systems, a 45% increase in sales of RGS and NCA systems, and a 21% increase in the sale of Forest Product systems in North America.

P-1000 systems accounted for 63% of net sales in 1996 and 60% of net sales in 1997. The RGS and NCA systems combined accounted for 12% of net sales in 1996 and 16% in 1997. Forest Products sales accounted for 13% of net sales in 1996 and 15% of net sales in 1997. Training and service revenues and other product sales accounted for the remainder of net sales in both years.

New order bookings for 1996 totaled $64.7 million, compared to $66.1 million in 1997. Domestic orders were up from $49.7 million in 1996 to $50.4 million in 1997 and International orders were up from $15.0 million in 1996 to $15.7 million in 1997. P-1000 systems accounted for 66% of new order bookings in 1996 and 50% in 1997. RGS and NCA bookings accounted for 13% of bookings in 1996 and 17% in 1997. Forest Product bookings were 10% of the total in 1996 and 19% in 1997. Training and service and other product sales accounted for the remainder of net bookings in both years. The increase in new order bookings in 1997 was principally due to Forest Product orders, orders for RGS and NCA systems and orders for Autospect paint inspection products, offset by a decline in P-1000 orders.

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

LIQUIDITY AND CAPITAL RESOURCES

                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1999

The Company's cash and cash equivalents were $4.2 million at June 30, 1999, compared to $5.8 million at December 31, 1998. The decrease of $1.6 million in cash for the six months resulted primarily from $3.4 million used in operations and $1.0 million used for capital spending, offset by $3.0 million of cash provided from financing activities.

The use of cash for operations reflected the net loss for the quarter adjusted for non-cash items, offset by reductions in working capital requirements. Receivables decreased $4.3 million as a result of collections and a lower sales level in the first six months of 1999 compared to the last six months of 1998. The increase of $959,000 in inventory primarily represented purchases of component parts needed to fulfill orders. The decrease in accounts payable and other current assets and liabilities totaling $1.2 million primarily reflected the timing of payments and a lower expense level in the second quarter of 1999 compared to the fourth quarter of 1998.

Financing activities during the six-month period ended June 30, 1999 reflected net working capital borrowings of $3.2 million. Also in the first quarter of 1999, the Company completed its stock repurchase program with the purchase of 50,000 shares of its common stock for $257,000. The Company may buy shares of its common stock on the open market or in privately negotiated transactions from time to time, based on market prices, to meet the continuing share requirements of the Company's stock-based incentive programs.

At June 30, 1999, the Company had a $15.0 million unsecured Revolving Credit Agreement ("Revolver") that expires on May 31, 2001. Proceeds under the Revolver may be used for general corporate purposes and can be designated as a Floating Rate Loan or as a Eurodollar Rate Loan. Interest on Floating Rate borrowings is calculated daily at 1/2% below the bank's prime rate which was 8.25% as of August 31, 1999 and is payable on the last day of each month. Interest on Eurodollar Rate borrowings is calculated at a Eurodollar Rate for the period chosen (approximately 7% as of September 2, 1999) and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of the Revolver. The Revolver prohibits the Company from paying dividends. In addition, the Revolver contains various financial covenants that restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio. Effective June 30, 1999, the Revolver was amended to revise certain of the covenants. The Company had $3.2 million outstanding under the Revolver at June 30, 1999.

At June 30, 1999, the Company's principal bank had agreed to provide unsecured bank credit facilities of 1.0 million Deutsch mark and $1.0 million Canadian dollar. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings will bear interest at the bank's prime rate (8.25% as of August 31, 1999). The credit facilities expire on May 31, 2000, unless canceled earlier by the Company or the bank. The Company had no borrowings outstanding under these credit facilities at June 30, 1999.

The Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated fiscal year 2000 cash flow requirements. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

The Company expects to spend approximately $2.2 million during fiscal year 2000 for capital equipment, although there is no binding commitment to do so.

For a discussion of certain contingencies relating to the Company's financial position and results of operations, see Note 10 to the Consolidated Financial Statements, "Contingencies".

               FOR THE TWELVE-MONTH PERIOD ENDED DECEMBER 31, 1998

The Company's cash and cash equivalents as of December 31, 1998 were $5.8 million, compared with $14.4 million as of December 31, 1997. The use of cash was due primarily to; (1) $2.6 million for operations after adjusting for non-cash charges, (2) increased inventories of $3.3 million and other working capital needs of $1.1 million, (3) capital spending of $2.4 million, (4) stock repurchase of $1.6 million and (5) the acquisition of Sonic assets for $1.1 million. These cash outflows were partially offset by; (1) the sale of marketable securities of $2.0 million and (2) proceeds from exercises of stock options of $1.2 million. The inventory increase was due primarily to higher levels of work-in-process and finished goods inventories to support future deliveries. The Company repurchased 123,000 shares of its common stock during 1998. Repurchased shares primarily will be used to offset the Company's requirements for share issuances under its various stock-based incentive programs.

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

The Company's principal customers are automotive companies and forest and wood products processors and system integrators who sell to such customers. Because of the size and level of Year 2000 compliance activity by these customers, the Company expects most of these customers will become Year 2000 capable in a timely fashion. However, the Company is not monitoring their progress in this regard. If any of the Company's customers are unable to become Year 2000 capable in a timely fashion, it is possible they could suspend product purchases from the Company until their systems have addressed the Year 2000 issue.

The Company is in the process of contacting its principal vendors and suppliers (all of which are referred to as "Third Party Suppliers") to determine if they are Year 2000 capable. The Company also intends to order extra material from critical Third Party Suppliers of its product components and parts during the fourth quarter of 1999 to provide buffer stock in the event supply is disrupted. The failure of one or more critical Third Party Suppliers (including utility and similar providers) to be Year 2000 capable such that its supply of needed products or services is interrupted could result in the Company not being able to produce one or more of its systems for a period of time, which in turn could result in lost sales and profits. The Company has established a project team to identify internal systems which are not Year 2000 capable and complete the work required to mitigate the Year 2000 issue. The Company's principal information technology ("IT") systems are located at its headquarters in Plymouth, Michigan. These systems consist of a financial system, which the Company has forward-date tested and believes is Year 2000 capable, and an operations system provided by a third party vendor. Another third party vendor was engaged to make the operating system Year 2000 compliant. The work has been completed and the system tested off-site and found to be compliant. The changes will be implemented and tested live at the Company's headquarters early in the fourth calendar quarter of 1999. The Company also has a number of engineering systems, used primarily for testing, developed by the Company's internal staff. The Company forward-date tested these systems during the first calendar quarter of 1999 and believes it has completed the remediation and testing necessary to make them Year 2000 compliant. The Company's subsidiaries believe that they have completed the modifications and testing necessary to make their IT systems, which are generally small networks of personal computers, Year 2000 compliant.

The Company maintains networks of personal computers. Using internal personnel, the Company has assessed its personal computer networks for Year 2000 compliance. Modifications necessary to effect individual personal computer Year 2000 compliance have been completed and modifications required to achieve Year 2000 compliance to certain components of the network are expected to be completed during the fourth calendar quarter of 1999. The Company's personal computer systems generally operate using "shrink-wrapped" software (such as Microsoft Windows 95, Microsoft Word and Excel). To the extent any of the programs used by the personal computer systems are not Year 2000 compliant, the Company believes that Year 2000 capable upgrades are or will be readily available for purchase.

A failure of one or more of the Company's internal systems to become Year 2000 compliant, particularly the Company's principal internal information technology systems, could require the Company to manually process information or could prevent or limit access to mission critical information.

The Company's non-IT systems consist principally of security, climate control, telephone and data communication systems. The Company has contacted the vendors that support these systems, at the Company's headquarters, each of which believes its system to be Year 2000 compliant.

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

                      YEAR 2000 RISKS AND CONTINGENCY PLANS

The Company's Year 2000 project team has evaluated business disruption scenarios, principally related to the Company's internal systems for processing information and the purchase of goods and services to maintain timely production. The team has developed and implemented the plans disclosed previously under "Year 2000 State of Readiness." Estimates of time, costs and risks associated with the Year 2000 issue are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and systems; cooperation and remediation success of the Company's suppliers and customers (and their suppliers and customers); the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at the Company or its suppliers or customers (and their suppliers and customers); unanticipated difficulties with the assessment or remediation process resulting in the need to replace more systems or hire more personnel or third party firms to assist in the process than expected and the Company being required to assist any of its Third Party Suppliers to become Year 2000 compliant.

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

MARKET RISK INFORMATION

Perceptron's primary market risk is related to foreign exchange rates. This risk is derived from sales by its international operations, which are primarily located in Germany and The Netherlands and for which products are produced in the U.S. The Company is also subject to interest rate risk in connection with its borrowings. At June 30, 1999, the Company did not have any market risk instruments for trading purposes.

                              FOREIGN CURRENCY RISK

The Company has limited foreign currency exchange risk in its international operations due to the percentage of contracts entered into in U.S. dollars and the short time period between sales commitment and delivery for contracts in the non-U.S. currencies. The Company's percentage of sales commitments in U.S. Dollars at June 30, 1999 was 79%. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Euro Conversion".

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At June 30, 1999, the Company had no forward contracts outstanding.

                               INTEREST RATE RISK

The Company is subject to interest rate risk in connection with borrowings under its variable rate revolving line of credit and from fixed rate debt assumed in conjunction with the purchase of ultrasound intellectual property in October 1998. However, this risk is limited due to the limited level of debt the Company has outstanding. The Company's exposure to interest rate risk arises primarily from changes in the prime rate and changes in Eurodollar rates in the London interbank market. See Note 7 of Notes to Consolidated Statements for a description of the Company's outstanding debt.

NEW ACCOUNTING PRONOUNCEMENTS

In 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use." SOP 98-1 requires the capitalization of internal-use software and specifically identifies which costs should be capitalized and which costs should be expensed. Adoption of this SOP did not have a material effect on the Company's consolidated financial statements.

In 1999, the Company adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 generally requires costs of start-up and organizational activities to be expensed as incurred and is effective for fiscal years beginning after December 15, 1998. Adoption of this SOP did not have material effect on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB delayed the implementation date making the statement effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in the consolidated balance sheet, measured at fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. The statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings. The Company from time to time engages in hedging activities to minimize the impact of foreign currency fluctuations. Management is currently assessing the effect that this pronouncement may have on the Company's consolidated financial statements.

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operation may be "forward looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2000 and future revenue and earnings levels, the timing of new product releases and the expansion of the

Company into new markets. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, the impact of undetected errors or defects associated with the Year 2000 date functions on the Company and its suppliers, and the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive and Forest Products industries, both of which have from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in these industries.


ITEM 7A:   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".


ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                Page
                                                                                                ----
Report of Independent Accountants....................................................            19

Consolidated Financial Statements:

         Balance Sheets - June 30, 1999, December 31, 1998 and 1997..................            20

         Statements of Income for the six months ended June 30, 1999 and
         for the years ended December 31, 1998, 1997 and 1996........................            21

         Statements of Cash Flows for the six months ended June 30, 1999 and
         for the years ended December 31, 1998, 1997 and 1996........................            22

         Statements of Shareholders' Equity for the six months ended June 30, 1999
         and for the years ended December 31, 1998, 1997 and 1996....................            23

         Notes to Consolidated Financial Statements..................................            24


                       [PRICEWATERHOUSECOOPERS LETTERHEAD]

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Perceptron, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Perceptron, Inc. and its subsidiaries at June 30, 1999, December 31, 1998 and 1997, and the results of their operations and their cash flows for the six months ended June 30, 1999 and for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to in item 14(A)(2) for the six months ended June 30, 1999 and for each of the three years in the period ended December 31, 1998 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

Detroit, Michigan
August 11, 1999

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                         AT DECEMBER 31,
                                                                                        AT JUNE 30,   --------------------
(In Thousands)                                                                             1999         1998        1997
                                                                                        -----------   --------    --------
ASSETS
    CURRENT ASSETS
       Cash and cash equivalents                                                         $  4,205     $  5,753     $ 14,448
       Marketable securities                                                                    -            -        2,000
       Receivables:
           Billed receivables, net of allowance for doubtful accounts
              of $218,000, $200,000 and $175,000, respectively                             21,128       27,357       28,000
           Unbilled and other receivables                                                   4,611        4,242        2,692
       Inventories, net of reserves of $600,000, $519,000 and $860,000, respectively       12,323       11,365        8,019
       Prepaid expenses and deferred tax asset                                              1,307        1,893          708
                                                                                         ---------    ---------    ---------
           Total current assets                                                            43,574       50,610       55,867
                                                                                         ---------    ---------    ---------

    PROPERTY AND EQUIPMENT
       Building and land                                                                    5,990        5,990        5,982
       Machinery and equipment                                                              9,774        8,950        6,638
       Furniture and fixtures                                                               1,469        1,438        1,312
                                                                                         ---------    ---------    ---------
                                                                                           17,233       16,378       13,932
       Less  -  Accumulated depreciation and amortization                                  (6,121)      (5,131)      (3,308)
                                                                                         ---------    ---------    ---------
           Net property and equipment                                                      11,112       11,247       10,624
                                                                                         ---------    ---------    ---------

    OTHER ASSETS
       Intangible assets, net of accumulated amortization
           of $279,000, $94,000 and $394,000, respectively (Note 6)                         1,692        1,829        1,651
       Deferred tax asset                                                                   4,956        2,722            -
                                                                                         ---------    ---------    ---------
           Total other assets                                                               6,648        4,551        1,651
                                                                                         ---------    ---------    ---------
    TOTAL ASSETS                                                                         $ 61,334     $ 66,408     $ 68,142
                                                                                         =========    =========    =========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
       Accounts payable                                                                  $  3,550      $ 3,666     $  2,979
       Accrued liabilities and expenses                                                     4,816        5,726        5,298
       Income taxes payable                                                                   633          841          631
       Accrued compensation and stock option expense                                            6          283        1,355
                                                                                         ---------    ---------    ---------
           Total current liabilities                                                        9,005       10,516       10,263
                                                                                         ---------    ---------    ---------

    LONG-TERM LIABILITIES
       Notes payable (Note 7)                                                               4,265        1,040            -
                                                                                         ---------    ---------    ---------
           Total long-term liabilities                                                      4,265        1,040            -
                                                                                         ---------    ---------    ---------

           TOTAL LIABILITIES                                                               13,270       11,556       10,263
                                                                                         ---------    ---------    ---------

    SHAREHOLDERS' EQUITY
       Preferred stock - no par value, authorized 1,000,000 shares, issued none                 -            -            -
       Common stock, $0.01 par value, authorized 19,000,000 shares, issued and
           outstanding 8,169,000,  8,219,000 and 8,207,000, respectively                       82           82           82
       Accumulated other comprehensive income (loss)                                       (3,340)      (1,669)      (2,411)
       Additional paid-in capital                                                          40,979       41,236       41,666
       Retained earnings                                                                   10,343       15,203       18,542
                                                                                         ---------    ---------    ---------
           Total shareholders' equity                                                      48,064       54,852       57,879
                                                                                         ---------    ---------    ---------

    TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                                    $ 61,334     $ 66,408     $ 68,142
                                                                                         =========    =========    =========


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                          TWELVE MONTHS ENDED
                                                             SIX MONTHS                       DECEMBER 31,
                                                               ENDED           ---------------------------------------
(In Thousands,  Except Per Share Amounts)                  JUNE 30, 1999         1998             1997          1996
                                                           -------------       --------         -------        -------
NET SALES                                                     $ 21,256         $ 49,635         $65,102        $58,975

COST OF SALES                                                   10,768           22,442          25,077         23,608

                                                              --------         --------         -------        -------
         GROSS PROFIT                                           10,488           27,193          40,025         35,367
                                                              --------         --------         -------        -------

OPERATING EXPENSES
         Selling, general and administrative                    10,693           20,113          16,220         15,565
         Engineering, research and development                   6,455           11,384           8,944          7,294
         Non-cash intangible asset write-off (Note 6)               --            1,472              --             --
         Non-cash stock compensation (Note 12)                      --               --              --          3,202
                                                              --------         --------         -------        -------
           Total operating expenses                             17,148           32,969          25,164         26,061
                                                              --------         --------         -------        -------

         OPERATING INCOME (LOSS)                                (6,660)          (5,776)         14,861          9,306
                                                              --------         --------         -------        -------

OTHER INCOME AND (DEDUCTIONS)
         Foreign currency gain (loss)                              (18)             (23)            257            196
         Interest income, net                                       --              656             891            743
         Other (Note 3)                                           (671)              --              --             --
                                                              --------         --------         -------        -------
           Total other income (deductions)                        (689)             633           1,148            939
                                                              --------         --------         -------        -------

INCOME (LOSS) BEFORE INCOME TAXES                               (7,349)          (5,143)         16,009         10,245

INCOME TAX EXPENSE (BENEFIT)                                    (2,489)          (1,804)          5,203          3,095

                                                              --------         --------         -------        -------
         NET INCOME (LOSS)                                    $ (4,860)        $ (3,339)        $10,806        $ 7,150
                                                              ========         ========         =======        =======


EARNINGS (LOSS) PER SHARE
         BASIC                                                $  (0.59)        $  (0.41)        $  1.34        $  0.93
         DILUTED                                              $  (0.59)        $  (0.41)        $  1.28        $  0.86

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         BASIC                                                   8,185            8,239           8,065          7,661
         DILUTED                                                 8,185            8,239           8,412          8,309


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    TWELVE MONTHS ENDED
                                                                                  SIX MONTHS            DECEMBER 31,
                                                                                    ENDED     --------------------------------
(In Thousands)                                                                  JUNE 30, 1999   1998        1997       1996
                                                                                ------------- --------    --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                         $(4,860)   $ (3,339)   $ 10,806    $  7,150
         Adjustments to reconcile net income to net cash provided from
           (used for) operating activities:
                 Depreciation and amortization                                       1,268       2,488       1,754         904
                 Deferred income taxes                                              (1,950)     (3,190)         --          --
                 Non-cash write-off of intangible asset (Note 6)                        --       1,472          --          --
                 Non-cash stock compensation expense (Note 12)                          --          --         167       3,202
                 Other                                                                  18          --          --         293
                 Changes in assets and liabilities, exclusive of changes shown
                    separately                                                       2,141      (4,393)     (9,417)     (9,640)
                                                                                   -------    --------    --------    --------
                        Net cash provided from (used for) operating activities      (3,383)     (6,962)      3,310       1,909
                                                                                   -------    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of short-term debt                                                 8,847       2,000    $     --         980
         Repayment of short-term debt                                               (5,622)     (2,000)       (980)       (200)
         Repurchase of company stock                                                  (257)     (1,642)         --          --
         Proceeds from the exercise of stock options                                    --       1,212       1,941       2,671
                                                                                   -------    --------    --------    --------
                        Net cash provided from (used for) financing activities       2,968        (430)        961       3,451
                                                                                   -------    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                         (995)     (2,400)     (2,356)     (5,703)
         Sales and maturities of marketable securities                                  --       2,000         500          --
         Purchases of marketable securities                                             --          --          --      (2,500)
         Purchase of Sonic assets (Note 6)                                              --      (1,114)         --          --
                                                                                   -------    --------    --------    --------
                        Net cash (used for) investing activities                      (995)     (1,514)     (1,856)     (8,203)
                                                                                   -------    --------    --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                          (138)        211        (391)       (175)
                                                                                   -------    --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (1,548)     (8,695)      2,024      (3,018)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       5,753      14,448      12,424      15,442
                                                                                   -------    --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 4,205    $  5,753    $ 14,448    $ 12,424
                                                                                   =======    ========    ========    ========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
         Billed, unbilled and other receivables, net                                 4,310    $   (667)   $ (6,600)   $ (9,996)
         Inventories                                                                  (959)     (3,262)       (843)     (2,138)
         Accounts payable                                                             (220)        687      (1,913)        588
         Other current assets and liabilities                                         (990)     (1,151)        (61)      1,906
                                                                                   -------    --------    --------    --------
                                                                                   $ 2,141    $ (4,393)   $ (9,417)   $ (9,640)
                                                                                   =======    ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Cash paid during the year for interest                                    $    93    $      6    $     31    $     24
         Cash paid during the year for income taxes                                    322       1,288       2,889       2,711

         Non-cash transactions:
           Previously recorded compensation expense attributable to
            options exercised                                                           --          --         167         534
           Intangible assets acquired by assumption of note payable and  for
             stock, respectively (Note 6)                                               --       1,040          --       2,300


The notes to the consolidated financial statements are an integral part of these statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY


                                                                               ACCUMULATED
                                                                                  OTHER       ADDITIONAL    RETAINED      TOTAL
                                                          COMMON STOCK        COMPREHENSIVE    PAID-IN      EARNINGS   SHAREHOLDERS'
(In Thousands)                                         SHARES       AMOUNT        INCOME       CAPITAL      (DEFICIT)     EQUITY
                                                      ------------------------------------------------------------------------------

BALANCES, JANUARY 1, 1996                              7,420         $ 74       $   (474)      $ 30,863     $    586     $ 31,049

Comprehensive income
Net income                                                                                                     7,150        7,150
Other comprehensive income
 Foreign currency translation adjustments                                           (455)                                    (455)
                                                                                                                         ---------
Total comprehensive income                                                                                                  6,695
                                                                                                                         ---------

Shares issued for intangible assets                       82            1                         2,299                     2,300
Stock options exercised, net of shares tendered          447            5                         2,062                     2,067
Tax benefit relating to stock option plans                                                          600                       600
Previously recorded stock option compensation
 attributable to options exercised                                                                  534                       534
Non-cash compensation expense
 attributable to options exercised                                                                3,202                     3,202

                                                      ----------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996                            7,949         $ 80       $   (929)      $ 39,560     $  7,736     $ 46,447
                                                      ============================================================================

Comprehensive income
  Net income                                                                                                  10,806       10,806
  Other comprehensive income
    Foreign currency translation adjustments                                      (1,482)                                  (1,482)
                                                                                                                         ---------
Total comprehensive income                                                                                                  9,324
                                                                                                                         ---------

Stock options exercised, net of shares tendered          258            2                         1,852                     1,854
Tax benefit relating to stock option plans                                                           87                        87
Previously recorded stock option compensation
  attributable to options exercised                                                                 167                       167

                                                      ----------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1997                            8,207         $ 82       $ (2,411)      $ 41,666     $ 18,542     $ 57,879
                                                      ============================================================================

Comprehensive income (loss)
  Net loss                                                                                                    (3,339)      (3,339)
  Other comprehensive income
    Foreign currency translation adjustments                                         742                                      742
                                                                                                                         ---------
   Total comprehensive income (loss)                                                                                       (2,597)
                                                                                                                         ---------

Stock options exercised, net of shares tendered          135            1                           988                       989
Tax benefit relating to stock option plans                                                          223                       223
Stock repurchased                                       (123)          (1)                       (1,641)                   (1,642)

                                                      ----------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1998                            8,219         $ 82       $ (1,669)      $ 41,236     $ 15,203     $ 54,852
                                                      ============================================================================

Comprehensive income (loss)
  Net loss                                                                                                    (4,860)      (4,860)
  Other comprehensive income
    Foreign currency translation adjustments                                      (1,671)                                  (1,671)
                                                                                                                         ---------
Total comprehensive income (loss)                                                                                          (6,531)
                                                                                                                         ---------

Stock repurchased                                        (50)           -                          (257)                     (257)

                                                      ----------------------------------------------------------------------------
BALANCES, JUNE 30, 1999                                8,169           82         (3,340)        40,979       10,343     $ 48,064
                                                      ============================================================================


                        PERCEPTRON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

Perceptron, Inc. and its wholly-owned subsidiaries (collectively, the "Company") are involved in the design, development, manufacture, and marketing of information-based measurement and inspection focused solutions for process improvements primarily for the automotive and forest products industries.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

On, June 24, 1999, the Company elected to change its reporting period from a calendar year ending December 31, to a fiscal year ending June 30. As a result, the financial statements include the transition period January 1, 1999 through June 30, 1999. The first full year to be reported on a fiscal year basis will be for the twelve-month period ended June 30, 2000.

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

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's wholly-owned foreign subsidiaries have been translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, with the functional currency being the local currency in the foreign country. Under this standard, translation adjustments are accumulated in a separate component of shareholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statement of income under "Other Income and Deductions".

CONCENTRATION OF CREDIT RISK

The Company markets and sells its products primarily to automotive assembly companies and to system integrators or original equipment manufacturers ("OEMs"), who in turn sell to automotive assembly companies. The Company also markets and sells its forest products to lumber mills and to OEMs, who in turn, sell to end-users. The Company's accounts receivable are principally from a small number of large customers. The Company performs ongoing credit evaluations of its customers. To date, the Company has not experienced any significant losses related to the collection of accounts receivable.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Fair value approximates carrying value because of the short maturity of the cash equivalents. Those with a greater life are recorded as marketable securities.

PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment are recorded at cost. Depreciation related to machinery and equipment and furniture and fixtures is primarily computed on a straight-line basis over estimated useful lives ranging from 3 to 10 years. Depreciation on buildings is computed on a straight-line basis over 37 1/2 years. Intangible assets are being amortized generally over 5 years.

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

INVENTORIES

Inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out ("FIFO") method. Inventories, net of reserves, are comprised of the following (in thousands):


                                                      AT DECEMBER 31,
                       AT JUNE 30,          -----------------------------------
                          1999                   1998                 1997
                     --------------         -------------         -------------
Component parts      $        6,553         $       5,794         $       5,507
Work in process               1,683                 2,235                   902
Finished goods                4,087                 3,336                 1,610
                     --------------         -------------         -------------
   Total             $       12,323         $      11,365         $       8,019
                     ==============         =============         =============


EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options and warrants, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance unless such effect is anti-dilutive. A reconciliation of both calculations is shown below (in thousands except per share amounts).


                                            NET INCOME               WEIGHTED AVG.            EARNINGS (LOSS)
                                              (LOSS)                 COMMON SHARES                PER SHARE
                                         ---------------           ----------------           ----------------
SIX MONTHS ENDED JUNE 30, 1999
Basic EPS                                $        (4,860)                     8,185           $           (.59)
Effect of dilutive securities:
   Stock options and warrants                          -                          -
                                         ---------------           ----------------
Diluted EPS                              $        (4,860)                     8,185           $           (.59)
                                         ================          ================

YEAR ENDED DECEMBER 31, 1998
Basic EPS                                $        (3,339)                     8,239           $           (.41)
Effect of dilutive securities:
   Stock options and warrants                          -                          -
                                         ---------------           ----------------
Diluted EPS                              $        (3,339)                     8,239           $           (.41)
                                         ================          ================

YEAR ENDED DECEMBER 31, 1997
Basic EPS                                $        10,806                      8,065           $           1.34
Effect of dilutive securities:
   Stock options and warrants                          -                        347
                                         ---------------           ----------------
Diluted EPS                              $        10,806                      8,412           $           1.28
                                         ===============           ================

YEAR ENDED DECEMBER 31, 1996
Basic EPS                                $         7,150                      7,661           $            .93
Effect of dilutive securities:
   Stock options and warrants                          -                        648
                                         ---------------           ----------------
Diluted EPS                              $         7,150                      8,309           $            .86
                                         ===============           ================


Options to purchase 1,188,000 and 914,000 shares of common stock were outstanding in the six months ended June 30, 1999 and year ended December 31, 1998, respectively and were not included in the computation of diluted EPS because the effect would have been antidilutive.

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

FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, which include cash, marketable securities, accounts receivable, accounts payable, and amounts due to banks or other lenders, approximate their fair values at June 30, 1999, December 31, 1998 and 1997. Fair values have been determined through information obtained from market sources and management estimates.

2.       TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain financial information for six months ended June 30, 1999 and 1998 (in thousands, except per share amounts):


                                                                     SIX MONTHS ENDED JUNE 30,
                                                            -----------------------------------------
                                                                1999                         1998
                                                            -------------               -------------
                                                                                          (UNAUDITED)
Net sales                                                   $      21,256               $      18,310
Gross profit                                                       10,488                       9,458
Income (loss) before income taxes                                  (7,349)                     (4,768)
Income tax expense (benefit)                                       (2,489)                     (1,597)
Net income (loss)                                                  (4,860)                     (3,171)
Earnings (loss) per share
     Basic                                                           (.59)                       (.38)
     Diluted                                                         (.59)                       (.38)
Weighted average common shares outstanding
     Basic                                                          8,185                       8,250
     Diluted                                                        8,185                       8,250


3.       LITIGATION EXPENSES

During the six months ended June 30, 1999, the Company expensed $671,000 of legal expenses related to a civil action for which the Company was awarded a favorable judgement (see Note 10). The Company is in the process of trying to collect on this judgement.

4.       MARKETABLE SECURITIES

The Company had no marketable securities at June 30, 1999. In 1998 and 1997, proceeds from sales of available for sale securities were $2,000,000 and $500,000, respectively; no gross gains or losses were realized on those sales. At December 31, 1997, marketable securities, which were classified as available for sale, consisted of mortgage backed securities whose fair value approximated cost.

5.       LEASES

The following is a summary, as of June 30, 1999, of the future minimum annual lease payments required under the Company's operating leases having initial or remaining non-cancelable terms in excess of one year (in thousands):


                FISCAL YEAR                               OPERATING
                -----------                               ---------
                2000                                     $    1,126
                2001                                            962
                2002                                            619
                2003                                             53
                2004                                             27
                2005 and beyond                                  46
                                                         ----------
                Total minimum lease payments             $    2,833
                                                         ==========


Rental expense for operating leases in the six months ended June 30, 1999 and calendar years 1998, 1997 and 1996 was $725,000, $1,318,000, $719,000 and
$480,000, respectively.

6.       INTANGIBLE ASSETS

In October 1998, the Company purchased the assets, including ultrasound intellectual property, of Sonic Industries, Inc. and Sonic Technologies, Inc. (Sonic) and assumed certain liabilities and long-term debt (see Note 7). Intangible assets, including goodwill, totaled $1,848,000 and are being amortized over five years.

During 1998, the Company developed a new suite of non-contact three-dimensional measurement technologies, which superseded certain existing technologies recorded as intangible assets. As a result, the carrying value of these intangible assets were evaluated for impairment. This evaluation resulted in a write-off of intangible assets with a net book value of $1,472,000.

In November 1996, the Company's German subsidiary acquired the assets of a division of HGV Vosseler GmbH ("Vosseler"), engaged in the development and sale of non-contact three-dimensional measurement systems for aggregate consideration consisting of 82,150 shares of Common Stock and DM 300,000 and recorded $2.3 million in intangible assets relating to the acquisition.

7.       SHORT-TERM AND LONG-TERM NOTES PAYABLE

At June 30, 1999, the Company's principal bank had agreed to provide short-term unsecured credit facilities of 1.0 million Deutsch mark and $1.0 million Canadian dollar. The facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings will bear interest at the bank's prime rate (8.25% as of August 31, 1999). The credit facilities expire on May 31, 2000, unless canceled earlier by the Company or the bank. The Company had no borrowings outstanding under these credit facilities at June 30, 1999.

In May 1999, the Company entered in to a long-term $15 million unsecured Revolving Credit Agreement (Revolver) that expires on May 31, 2001. Proceeds under the Revolver may be used for general corporate purposes and can be designated as a Floating Rate Loan or as a Eurodollar Rate Loan. Interest on Floating Rate borrowings is calculated daily at 1/2% below the bank's prime rate (8.25% as of August 31, 1999) and is payable on the last day of each month. Interest on Eurodollar Rate borrowings is calculated at a Eurodollar Rate for the period chosen (approximately 7% as of September 2, 1999) and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of the Revolver. The Revolver prohibits the Company from paying dividends. In addition, the Revolver contains various financial covenants that, among other things, restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, depreciation and amortization, and taxes. Effective June 30, 1999, the Revolver was amended to revise certain of the covenants. The Company had $3.2 million outstanding under the Revolver at June 30, 1999.

In conjunction with the Company's October 1, 1998 purchase of Sonic assets, discussed in Note 6, the Company assumed a long-term note payable totaling $1,040,000. The note is payable in full on November 1, 2003 and requires quarterly payments of interest at 7.5% per annum on the outstanding principal balance. The note may be prepaid without penalty in whole or in part at anytime.

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

The Company has received a NIST-ATP award to participate in a joint venture to develop a robot guidance system for powertrain assembly automation. The Company's in-kind development contribution is approximately $500,000 over a four-year period that began in 1998. The joint venture is administered by the National Center for Manufacturing Sciences and includes a major automotive manufacturer.

In late 1995, Autospect received a $1.8 million NIST grant that provided funding over three years for development of a system to measure the thickness of wet film (e.g. paint). During 1998, 1997 and 1996, the Company recorded reimbursements of $800,000, $600,000 and $400,000, respectively, which offset the related costs. Prototype testing was completed in 1998 and the system was installed in a manufacturing environment during the first six months of 1999 and is currently being tested.

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports product, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At June 30, 1999, December 31, 1998 and 1997, the Company had no forward contracts outstanding.

9.       INFORMATION ABOUT MAJOR CUSTOMERS

The Company sells its products directly to both domestic and international automotive assembly companies. During the six months ended June 30, 1999, 25% of net sales were derived from three automotive companies. During 1998, 1997 and 1996, 22%, 38% and 46% of net sales, respectively, were derived from these same three automotive companies. The Company also sells to system integrators or OEMs, who in turn sell to these same automotive companies. For the six months ended June 30, 1999 and for the years ended December 31, 1998, 1997 and 1996, 8%, 13%, 17% and 16% of net sales, respectively, were to system integrators and OEMs for the benefit of the same three automotive companies. In the six months ended June 30, 1999, the Company had sales to DaimlerChrysler and KUKA Schweissanlagen, each of which exceeded 10% of the Company's total net sales.

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

On September 25, 1998, the U.S. District Court for the Eastern District of Michigan dismissed, with prejudice, a suit filed against the Company by Speroni, S.p.A. ("Speroni"). Speroni has appealed the dismissal. The suit alleged tortious interference in conjunction with exclusive distributorship contracts covering the sale of P-1000 products in Italy and France between Perceptron B.V., a wholly-owned subsidiary of the Company, and Speroni. Speroni sought unspecified compensatory damages and punitive damages. Perceptron B.V. terminated the exclusive distributorship contracts in 1997 for breach of contract by Speroni and has sought arbitration of this matter with the International Chamber of Commerce International Court of Arbitration ("ICC"), to confirm the terminations and to award damages. Speroni has filed counterclaims with the ICC alleging breach of the exclusive distributorship contracts and seeking damages of $6.5 million. An arbitration hearing has been conducted and Perceptron B.V. is awaiting the decision of the arbitrator. The Company intends to vigorously pursue its claims and defend Speroni's claims.

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

11.      401(K) PLAN

The Company has a 401(k) tax deferred savings plan that covers all eligible employees. The Company may make discretionary contributions to the plan. On January 1, 1998, the Company merged the Autospect and Trident 401(k) plans into the Perceptron 401(k) plan. The Company's contributions to these plans during the six months ended June 30, 1999, and the years 1998, 1997 and 1996, were $218,000, $439,000, $361,000 and $292,000, respectively.

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


                                         JUNE 30, 1999        DECEMBER 31, 1998      DECEMBER 31, 1997      DECEMBER 31, 1996
                                     --------------------   --------------------    -------------------    ------------------

                                                 WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE                AVERAGE
                                                 EXERCISE               EXERCISE               EXERCISE               EXERCISE
                                       SHARES      PRICE      SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                       ------      -----      ------      -----      ------      -----      ------      -----
Shares subject to option
Outstanding at beginning of period   1,239,186   $  19.14   1,088,765    $ 21.39   1,061,511    $ 16.04   1,120,943    $  8.49
New grants (based on fair value of
   common stock at dates of grant)     148,200       4.91     397,399       8.72     310,927      27.81     403,800      26.12
Exercised                                    -          -    (134,931)      7.28    (258,653)      7.92    (430,129)      6.07
Terminated and expired                (100,995)     18.28    (112,047)     22.89     (25,020)     16.60     (33,103)     11.72
Outstanding at end of period         1,286,391      17.56   1,239,186      19.14   1,088,765      21.39   1,061,511      16.04
Exercisable at end of period           525,054      22.46     468,824      23.00     313,180      19.04     199,287      10.09


The following table summarizes information about stock options at June 30, 1999:


                                           OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                            --------------------------------------------------     --------------------------------
                                          WEIGHTED AVERAGE
      RANGE OF                                REMAINING       WEIGHTED AVERAGE                   WEIGHTED AVERAGE
   EXERCISE PRICES            SHARES      CONTRACTUAL LIFE     EXERCISE PRICE        SHARES       EXERCISE PRICE
-------------------         ----------   ------------------  -----------------     ----------  --------------------
$   3.81 to  $  6.76          342,388          9.16 years        $    5.829            20,000        $    5.620
$   7.40 to  $ 21.88          328,581          7.21 years        $   12.346           148,553        $   14.318
$  22.55 to  $ 25.88          330,508          7.16 years        $   24.251           192,215        $   23.894
$  26.25 to  $ 36.50          284,914          7.53 years        $   29.898           164,286        $   30.205
--------------------        ----------   ------------------  -----------------     ----------  --------------------
$   3.81 to  $ 36.50        1,286,391          7.79 years        $   17.558           525,054        $   22.463
--------------------        ----------   ------------------  -----------------     ----------  --------------------


Option prices for options granted under these Plans must not be less than fair market value of the Company's stock on the date of grant. At June 30, 1999, options covering 525,054 shares were exercisable and options covering 875,458 shares were available for future grants under these plans.

Options outstanding under the 1992 and 1998 Stock Option Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. Options outstanding under the Director Stock Option Plan are either an initial option or an annual option. Initial options of 15,000 shares are granted as of the date the non-employee director is first elected to the Board of Directors and become exercisable in full on the first anniversary of the date of grant. Annual options are granted as of the date of the respective annual meeting to each non-employee director serving at least six months prior to the annual meeting and become exercisable in three annual increments of 33 1/3% after the date of grant and expire ten years from the date of grant. In 1999, the Directors Stock Option Plan was amended to increase the amount of the annual options from 1,500 to 3,000 shares of Common Stock for grants beginning in the year 2000 and to grant each Director at the time of the 1999 Annual Meeting, an additional option to purchase 10,000 shares of Common Stock in lieu of the 1,500 shares of Common Stock which would otherwise have been granted.

The estimated fair value as of the date options were granted during the six months ended June 30, 1999 and years 1998, 1997 and 1996, using the Black-Scholes option-pricing model was as follows:


                                   JUNE 30, 1999      DECEMBER 31, 1998      DECEMBER 31, 1997      DECEMBER 31, 1996
                                   -------------      -----------------      -----------------      -----------------
Weighted average estimated fair
   value per share of options
   granted during the year          $     3.96          $      5.57             $    12.82             $    16.55

Assumptions:
   Amortized dividend yield                  -                    -                      -                      -
   Common stock price volatility         94.17%               73.69%                 42.57%                 57.94%
   Risk-free rate of return               6.00%                4.25%                  6.20%                  5.78%
   Expected option term (in years)        5                    5                      5                      6


The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective with the 1996 financial statements, but elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25 ("APB 25"), "Accounting for

Stock Issued to Employees." Accordingly, compensation cost for stock options has been recognized under the provisions of APB 25. If compensation cost had been determined based on the estimated fair value of options granted during the six months ended June 30, 1999 and years 1998, 1997 and 1996, consistent with the methodology in SFAS 123, the Company's net income and income per share would have been adjusted to the pro forma amounts indicated below (in thousands except per share amounts):


                                    JUNE 30, 1999    DECEMBER 31, 1998      DECEMBER 31, 1997      DECEMBER 31, 1996
                                    -------------    -----------------      -----------------      -----------------
Net income (loss)
   As reported                       $   (4,860)        $   (3,339)             $  10,806              $   7,150
   Pro forma                         $   (6,062)        $   (5,377)             $   8,379              $   4,051

Earnings (loss) per share - diluted
   As reported                       $    (.59)         $     (.41)             $    1.28              $     .86
   Pro forma                         $    (.74)         $     (.65)             $    1.00              $     .49


NON-CASH STOCK COMPENSATION EXPENSE

In 1996, some participants in the Company's stock option plan used Perceptron stock options to pay the exercise price of stock options issued under the plan. Accounting rules required the recording of a non-cash compensation expense relating to these option exercises during 1996.

13.      INCOME TAXES

Income before income taxes for U.S. and foreign operations was as follows (in thousands):


                                                                              YEARS ENDED DECEMBER 31,
                                   SIX MONTHS ENDED           -----------------------------------------------------
                                     JUNE 30, 1999               1998                 1997                 1996
                                   -----------------          -----------          -----------          -----------
U.S.                                  $    (8,289)            $    (7,881)         $     9,070          $     5,884
Foreign                                       940                   2,738                6,939                4,361
                                      -----------             -----------          -----------          -----------
Total                                 $    (7,349)            $    (5,143)         $    16,009          $    10,245
                                      ============            ===========          ===========          ===========


The income tax provision (benefit) reflected in the statement of income consists of the following (in thousands):


                                                                              YEARS ENDED DECEMBER 31,
                                   SIX MONTHS ENDED           -----------------------------------------------------
                                     JUNE 30, 1999               1998                 1997                 1996
                                   -----------------          -----------          -----------          -----------
Current provision (benefit):
   U.S. federal                       $         -             $         -          $     2,591          $     1,184
   Foreign                                    389                   1,366                1,227                1,136
Deferred taxes                             (2,878)                 (3,170)               1,385                  775
                                      ------------            ------------         -----------          -----------
Total provision (benefit)             $    (2,489)            $    (1,804)         $     5,203          $     3,095
                                      ============            ===========          ===========          ===========


The Company's deferred tax assets are substantially represented by the tax benefit of net operating losses and the tax benefit of future deductions represented by reserves for bad debts, warranty expenses and inventory obsolescence. The components of deferred tax assets were as follows (in thousands):


                                                                                 AT DECEMBER 31,
                                          AT                  -----------------------------------------------------
                                     JUNE 30, 1999               1998                 1997                 1996
                                   -----------------          -----------          -----------          -----------
Minimum tax credits                   $         -             $         -          $         -          $       400
Investment tax credits                          -                       -                    -                  100
Research activities and
   general business credits                     -                       -                    -                  600
Benefit of net operating losses             4,892                   2,202                    -                    -
Other, principally reserves                    65                     175                  180                  465
                                      -----------             -----------          -----------          -----------
   Deferred tax asset                 $     4,957             $     2,377          $       180          $     1,565
                                      ===========             ===========          ===========          ===========


                                                                            YEARS ENDED DECEMBER 31,
                                    SIX MONTHS ENDED          -----------------------------------------------------
Rate reconciliation:                 JUNE 30, 1999               1998                 1997                 1996
                                   -----------------          -----------          -----------          -----------
Provision at U.S. statutory rate              (34.0%)              (34.0%)              34.0%                34.0%
Recognition of net operating loss
   carry-forwards and other credits             -                    -                   -                    2.0%
Net effect of taxes on foreign
   activities                                   0.1%                (1.0%)              (1.5%)               (4.0%)
Change in valuation allowance                   -                    -                   -                   (2.0%)
                                      --------------          -----------          -----------          -----------
   Effective tax rate                         (33.9%)              (35.0%)              32.5%                30.0%
                                      ===============         ============         ==========           ==========


No provision was made with respect to retained earnings as of June 30, 1999 that have been retained for use by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings. At June 30, 1999, the Company had net operating losses for Federal income tax purposes of $4,892,000 that expire in 2019 and 2020.

14.      SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: Automotive and Forest Products. The Automotive business unit segment designs, manufactures, and markets information-based measurement and inspection focused solutions for process improvements within the automotive industry. The Forest Products business unit segment employs the same technology, providing products and services to the forest products industry. The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance based on operating income. The Company primarily accounts for geographic sales and transfers based on cost plus a transfer fee and/or royalty fees and allocates company-wide costs based on revenues and/or labor as appropriate. The Company's reportable segments are strategic business units that offer similar products and services to different industries. They have separate management teams because each business unit requires different marketing strategies. The business units were created as a result of a combination of existing businesses and acquisitions.


REPORTABLE SEGMENTS ($000'S)                AUTOMOTIVE             FOREST PRODUCTS             CONSOLIDATED
                                         ---------------           ----------------           ---------------
SIX MONTHS ENDED JUNE 30, 1999
Net sales                                $        17,977           $          3,279           $        21,256
Depreciation and amortization                        977                        296                     1,273
Operating (loss)                                  (3,357)                    (3,303)                   (6,660)
Assets                                            53,370                      7,964                    61,334
Capital expenditures                                 754                        241                       995

YEAR ENDED DECEMBER 31, 1998
Net sales                                $        39,555           $         10,080           $        49,635
Depreciation and amortization                      2,191                        297                     2,488
Operating (loss)                                  (4,425)                    (1,351)                   (5,776)
Assets                                            58,654                      7,754                    66,408
Capital expenditures                               2,080                        320                     2,400

YEAR ENDED DECEMBER 31, 1997
Net sales                                $        55,472           $          9,630           $        65,102
Depreciation and amortization                      1,645                        109                     1,754
Operating income                                  14,452                        409                    14,861
Assets                                            63,785                      4,357                    68,142
Capital expenditures                               2,195                        161                     2,356

YEAR ENDED DECEMBER 31, 1996
Net sales                                $        53,669           $          5,306           $        58,975
Depreciation and amortization                        804                        100                       904
Operating income (loss)                           10,684                     (1,378)                    9,306
Assets                                            59,528                      1,928                    61,456
Capital expenditures                               5,563                        140                     5,703


The Company operates in two primary geographic areas: Domestic (United States) and International (primarily Europe, with limited operations in Canada, Asia and South America).


GEOGRAPHIC REGIONS  ($000'S)                 DOMESTIC               INTERNATIONAL(1)            CONSOLIDATED
                                         ---------------           ----------------           ----------------
SIX MONTHS ENDED JUNE 30, 1999
Net external sales                       $        12,416           $          8,840           $        21,256
Operating income (loss)                           (5,504)                    (1,156)                   (6,660)
Identifiable assets                               42,366                     18,968                    61,334

YEAR ENDED DECEMBER 31, 1998
Net external sales                       $        34,731           $         14,904           $        49,635
Operating income (loss)                           (5,212)                      (564)                   (5,776)
Identifiable assets                               49,080                     17,328                    66,408

YEAR ENDED DECEMBER 31, 1997
Net external sales                       $        49,484           $         15,618           $        65,102
Operating income                                  10,067                      4,794                    14,861
Identifiable assets                               52,897                     15,245                    68,142

YEAR ENDED DECEMBER 31, 1996
Net external sales                       $        46,120           $         12,855           $        58,975
Operating income                                   5,481                      3,825                     9,306
Identifiable assets                               48,725                     12,731                    61,456




------------------------------------------
     (1)The Company's German subsidiary had net external sales of $5.8 million, $11.0 million, $10.2 million and $6.7 million in the six months ended June 30, 1999 and years ended December 31, 1998, 1997 and 1996, respectively. Total assets of the Company's German subsidiary were $11.5 million, $10.7 million, $9.6 million and $9.1 million as of June 30, 1999 and December 31, 1998, 1997 and 1996, respectively.

15.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data for the six months ended June 30, 1999 and for the years ended December 31, 1998 and 1997, are as follows (in thousands, except per share amounts):


                                                                   QUARTER ENDED
                                         ----------------------------------------------------------------
1999a                                       3-31              6-30
                                         ---------         --------
Net sales                                $   8,934         $ 12,322
Gross profit                                 4,237            6,251
Net income (loss)                           (2,631)          (2,229)b
Basic earnings (loss) per share               (.32)            (.27)
Diluted earnings (loss) per share             (.32)            (.27)


1998                                       3-31              6-30              9-30               12-31
                                         ---------         --------         ---------           ---------

Net sales                                $   8,755         $  9,555         $  14,482           $  16,843
Gross profit                                 4,439            5,019             8,043               9,692
Net income (loss)                           (1,664)          (1,507)              389                (557)c
Basic earnings (loss) per share               (.20)            (.18)              .05                (.07)
Diluted earnings (loss) per share             (.20)            (.18)              .05                (.07)


1997                                       3-31              6-30              9-30               12-31
                                         ---------         --------         ---------           ---------

Net sales                                $  12,383         $ 18,806         $  16,255           $  17,658
Gross profit                                 6,930           12,158            10,005              10,932
Net income                                     911            3,771             2,779               3,345
Basic earnings per share                       .11              .47               .34                 .41
Diluted earnings per share                     .11              .45               .33                 .40



------------------------------------------
     a In 1999, the Company elected to change its reporting period from a calendar year ending December 31 to a fiscal year ending June 30. As a result, 1999 represents a six-month transition period.

     b The second quarter of 1999 includes unusual litigation expenses of $671,000 (see Note 3) and bad debt expenses for final resolution of aged accounts receivable primarily related to the Company's Autospect and Trident operations.

     c In the fourth quarter of 1998, the Company wrote-off $1,472,000 of intangible assets (see Note 6).


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No response to Item 9 is required.

                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the members of the Board of Directors and executive officers of the Company. The directors shall serve until the fiscal 2000 Annual Meeting of Shareholders or until the election and qualification of their successors or until their resignation or removal. The officers listed below were appointed by the Board of Directors and serve in the capacities indicated. Executive officers are normally appointed annually by the Board of Directors and serve at the pleasure of the Board.


                                                            Position, Principal Occupations
          Name and Age                                          and Other Directorships
--------------------------------         -----------------------------------------------------------------
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

Robert S. Oswald, 58.............        Mr. Oswald has been a director of the Company since 1996.  Mr.
                                         Oswald has been Chairman, President and Chief Executive Officer of
                                         Robert Bosch Corporation, a manufacturer of automotive components and systems, since July 1996 and prior to that time, from January
                                         1994 to June 1996, was President and Chief Executive Officer of
                                         such company. Mr. Oswald serves as a director and member of the management board of Robert Bosch, Gmbh and a director of Robert
                                         Bosch Corporation.

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

Terryll R. Smith, 49.............        Mr. Smith has been a director of the Company since 1996.  Mr.
                                         Smith served as President and Chief Executive Officer of
                                         picoNetworks, an integrated circuits and software services company, from December 1998 to August 1999. From February 1996 to
                                         March 1998, Mr. Smith was Group Vice President, Sales and
                                         Marketing of Advanced Micro Devices, Inc. ("AMD"), a manufacturer of integrated circuits. From January 1994 to February 1996, Mr.
                                         Smith was Group Vice President, Applications Solutions Products of
                                         AMD.

John J. Garber, 57...............        Mr. Garber has been Vice President  -  Finance and Chief
                                         Financial Officer of the Company since February 1999. Prior to that, he was, from September 1991 to February 1999, the Chief
                                         Financial Officer of Newcor, Inc., whose principal business is the precision machining of components for the automotive, medium and heavy-duty truck and agricultural industries.

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



ITEM 11:      COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

All of the members of the Board of Directors who are not employed by the Company (other than the Chairman of the Board) (the "Eligible Directors") receive an annual retainer of $10,000, paid quarterly in the amount of $2,500. All Eligible Directors who serve on more than one committee of the Board of Directors receive $2,000 for each committee in excess of one on which he serves. All Eligible Directors receive $1,250 for each Board meeting attended. In addition, directors are reimbursed for their out-of-pocket expenses incurred in attending Board and committee meetings. Directors are also eligible to participate in the Company's 1992 Stock Option Plan (the "1992 Plan").

All Eligible Directors participate in the Directors Stock Option Plan (the "Directors Plan"). Any Eligible Director who is first elected or appointed after February 9, 1995 will receive an option to purchase 15,000 shares of Common Stock on the date of his or her election or appointment ("Initial Option"). In addition, each Eligible Director who has been a director for six months before the date of each Annual Meeting of Shareholders held during the term of the Directors Plan automatically will be granted, as of the date of such Annual Meeting, an option to purchase an additional 3,000 shares of Common Stock except in 1999 (an "Annual Option"). In 1999, each Eligible Director received an option to purchase an additional 10,000 shares of Common Stock. The Directors Plan expires on February 9, 2005. The exercise price of options granted under the Directors Plan is equal to the average closing price of the Company's Common Stock as quoted on The Nasdaq Stock Market's National Market for the last five trading days of the month in which the date of grant of the option occurs. Each option granted under the Directors Plan as an Initial Option becomes exercisable in full on the first anniversary of the date of grant. Options granted as Annual Options become exercisable in three annual increments of 33 1/3% of the shares subject to the option. The exercisability of such options is accelerated in the event of the occurrence of certain changes in control of the Company. All options granted under the Plan are exercisable for a period of ten years from the date of grant, unless earlier terminated due to the termination of the Eligible Director's service as a director of the Company.

EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

The following table sets forth certain information as to compensation paid by the Company for services rendered in all capacities to the Company and its subsidiaries during the six-month transition period ended June 30, 1999 and fiscal years ended December 31, 1996, 1997, and 1998 to (i) the Company's Chief Executive Officer, and (ii) the Company's executive officers at June 30, 1999 (other than the Chief Executive Officer) whose aggregate annual salary and bonus are expected to exceed $100,000 for the 1999 calendar year.

                           SUMMARY COMPENSATION TABLE


                                                                                    Long-Term
                                                                                  Compensation
                                             Annual Compensation                     Awards
                            ----------------------------------------------------- ------------
      Name and                                                    Other Annual                        All Other
  Principal Position        Year     Salary($)     Bonus($)     Compensation($)(1)  Options(#)     Compensation($)
  ------------------        ----     ---------     --------     ------------------  ----------     ---------------
Alfred A. Pease             1996      175,000      104,778          42,120 (3)       200,000         51,177 (4)
   President, Chief         1997      214,000       37,878          20,821 (3)        30,000         29,925 (5)
   Executive Officer        1998      230,000            0               0                --          6,800 (6)
   and Chairman of the      1999      115,000            0               0            25,000          5,000 (8)
   Board (2)

John J. Garber              1999       60,615       15,000 (9)           0            35,000            391 (8)
   Vice President Finance
   and Chief Financial
   Officer (9)

Dean J. Massab              1998      123,788            0               0            30,000          5,153 (6)
   Vice President           1999       68,023            0               0                --          2,825 (8)
   Automotive
   Business Unit (10)

Frank H. W. Schoenwitz      1998      132,917        25,000 (11)    91,400 (12)       33,000         42,834 (6)(7)
   Vice President           1999       72,500            0          52,085 (12)           --          7,168 (8)
   European Business
   Unit (11)


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

(4) "All Other Compensation" includes reimbursements for temporary housing, moving and travel expenses related to Mr. Pease's relocation to Michigan in 1996 totaling $22,925 and reimbursements for closing costs in the amount of $28,252 related to the sale of Mr. Pease's former residence in 1996.

(5) "All Other Compensation" includes (i) $23,396 of reimbursements for closing costs relating to Mr. Pease's purchase of a new residence in 1997 following his relocation to Michigan; (ii) $4,750 in contributions made by the Company to Mr. Pease's account under the Company's 401(k) Plan with respect to the fiscal year ended December 31, 1997; and (iii) the dollar value of any life insurance premiums paid by the Company in the fiscal year ended December 31, 1997 with respect to term life insurance for the benefit of Mr. Pease of $1,779.

 (6) "All Other Compensation" is comprised of (i) $23,396 of reimbursements for closing costs relating to purchase of a new residence in 1997. (ii) $4,750 in contributions made by the Company to Mr. Pease's account under the Company's 401(k) Plan with respect to the fiscal year ended December 31, 1998; and (iii) the dollar value of any life insurance premiums paid by the Company in the fiscal year ended December 31, 1998 with respect to term life insurance for the benefit of the named executives as follows: Mr. Pease of $1,799.

(7) "All Other Compensation" includes reimbursements for temporary housing, moving and travel expenses related to Mr. Schoenwitz's relocation to Germany and reimbursements for closing costs in 1998 totaling $63,434.

(8) "All Other Compensation" is comprised of (i) contributions made by the Company to the accounts of the named executive officers under the Company's 401(k) Plan with respect to the six-month transition period ended June 30, 1999 as follows: Mr. Pease $5,000; and Mr. Massab $2,624; (ii) the dollar value of any life insurance premiums paid by the Company in the six-month transition period ended June 30, 1999 with respect to term life insurance for the benefit of the named executives as follows: Mr. Garber $391; Mr. Massab $201; and Mr. Schoenwitz $2,168; and (iii) reimbursements of moving costs related to Mr. Schoenwitz's relocation to Germany of $5,000.

(9) Mr. Garber received a signing bonus when he became Vice President - Finance and Chief Financial Officer in February 1999.

(10) Mr. Massab became Vice President - Automotive Business Unit in June 1998.

(11) Mr. Schoenwitz received a signing bonus when he became Vice President - European Business Unit in February 1998.

(12) Includes payment of certain tax "gross up" amounts of $91,400 and $52,085 for certain taxable income received by Mr. Schoenwitz in 1998 and 1999.

GRANTS OF OPTIONS

The following table sets forth certain information concerning individual grants of stock options to each of the persons named in the Summary Compensation Table made during the six-month transition period ended June 30, 1999. All grants described in the following table were made under the Company's 1992 Stock Option Plan and contain the Option Acceleration Provision (as defined under "Item 11 -- Compensation of Directors and Officers -- Executive Officers -- Termination of Employment and Change of Control Arrangements").

                       OPTION GRANTS IN TRANSITION PERIOD


                                                                                               Potential Realizable
                                                                                                 Value At Assumed
                                   Individual Grants                                             Annual Rates of
                         --------------------------------------                                     Stock Price
                             Number of       Percent of Total                                    Appreciation for
                            Securities      Options Granted To      Exercise or                   Option Term(3)
                         Underlying Option     Employees In         Base Price    Expiration   --------------------
        Name                Granted(#)         Fiscal Year(1)         ($/Sh)        Date(2)      5%($)     10%($)
------------------------ ----------------- --------------------       ------        -------      -----     ------
Alfred A. Pease               25,000(4)             35.7               6.20        12/31/08     114,786    274,589
John J. Garber                35,000(5)             50.0               5.24        02/28/09     126,586    310,138
Dean J. Massab                     0                   0                 --              --          --         --
Frank H. W. Schoenwitz             0                   0                 --              --          --         --


------------------------
(1) Options to purchase a total of 70,000 shares of Common Stock were granted to team members in the six-month transition period ended June 30, 1999.

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

(4) Consists of 12,500 of nonqualified options and 12,500 of incentive stock options. Nonqualified options become exercisable in two annual installments of 6,250 shares of Common Stock beginning January 1, 2000. The Incentive Stock Options become exercisable in two annual installments of 6,250 shares of Common Stock beginning on January 1, 2002.

(5) Consists of 35,000 of incentive stock options. The Incentive Stock Options become exercisable in four annual installments of 8,750 shares of Common Stock beginning March 1, 2000.

EXERCISE AND VALUE OF OPTIONS

The following table sets forth certain information concerning exercises of stock options during the six-month transition period ended June 30, 1999 by each of the persons named in the Summary Compensation Table and the number of and the value of unexercised stock options held by such persons as of June 30, 1999 on an aggregated basis.

                AGGREGATED OPTION EXERCISES IN TRANSITION PERIOD
                        AND FISCAL YEAR-END OPTION VALUES


                                                                               Number of
                                                                         Securities Underlying       Value of Unexercised
                                                                          Unexercised Options        In-the-Money Options
                                       Shares                            at Fiscal Year-End(#)    at Fiscal Year-End ($)(1)
                                     Acquired on       Value          --------------------------  -------------------------
    Name                             Exercise(#)     Realized($)(2)   Exercisable  Unexercisable  Exercisable Unexercisable
-----------------------              -----------     --------------   -----------  -------------  ----------- -------------
Alfred A. Pease ...........               0                0             157,500       97,500           0           0
John J. Garber  ...........               0                0                   0       35,000           0           0
Dean J. Massab  ...........               0                0              14,502       51,998           0           0
Frank H.W. Schoenwitz......               0                0               7,500       25,500           0           0


-----------------
(1) Represents the total gain which would have been realized if all such options had been exercised on June 30, 1999.

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

ITEM 12:   SHARE OWNERSHIP OF MANAGEMENT AND CERTAIN SHAREHOLDERS

PRINCIPAL SHAREHOLDERS

 The following table sets forth information with respect to beneficial ownership of the Common Stock by each person known by management of the Company to be the beneficial owner of more than five percent of its outstanding Common Stock. The number of shares reported is as of the dates indicated in the footnotes below. The percentage of class is based on 8,169,152 shares of Common Stock outstanding on September 15, 1999. The information as to each person has been furnished by such person and, except as where otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned by such person.


                  Name and Address                                Amount and Nature
                of Beneficial Owner                              of Beneficial Owner           Percent of Class
----------------------------------------------------------       -------------------           ----------------
BankAmerica Corporation, NB Holdings Corporation,
   NationsBank NA, TradeStreet Investment Associates, Inc.
   and NationsBanc Advisors Inc.
   100 North Tryon St.
   Charlotte, NC 28255                                                432,350(1)                     5.3

Franklin Resources, Inc.,
   Charles B. Johnson and Rupert H. Johnson, Jr.
   777 Mariners Island Boulevard
   San Mateo, California  94404                                       911,360(2)                     11.2

Royce & Associates, Inc. Royce Management Co.
   and Charles M. Royce
   1414 Avenue of the Americas
   New York, New York 10019                                           727,300(3)                     8.9

Schwartz Investment Counsel, Inc.
   and Schwartz Investment Trust
   3707 W. Maple Rd.
   Bloomfield Hills, Michigan 48301                                   473,800(4)                     5.8

T. Rowe Price Associates, Inc., and
   T. Rowe Price Small-Cap Value Fund, Inc.
   100 E. Pratt Street
   Baltimore, Maryland 21202                                          650,800(5)                     8.0

Wellington Management Company, LLP
   and Wellington Trust Company, NA
   75 State Street
   Boston, Massachusetts 02109                                        689,600(6)                     8.4


---------------------
(1) Based upon their statement on Schedule 13G dated on February 4, 1999 and filed with the Securities and Exchange Commission on February 5, 1999, NationsBank NA has sole power to vote and dispose of 53,300 shares of Common Stock and TradeStreet Investment Associates Inc. has sole power to vote and dispose of 379,050 shares of Common Stock. Further, based upon their statement on Schedule 13G, the shares are beneficially owned indirectly by BankAmerica Corporation, a parent holding company of the following: NB Holdings Corporation, which is a holding company of its subsidiaries: NationsBank NA, a bank, and NationsBanc Advisors Inc. and TradeStreet Investment Associates Inc., both registered Investment Advisors. BankAmerica and NB Holdings share the power to vote and dispose of 432,350 shares of Common Stock and NationsBanc Advisors Inc. shares the power to vote and dispose of 234,450 shares of Common Stock.

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

BENEFICIAL OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to beneficial ownership of the Common Stock by each of the directors and director nominees, the persons named in the Summary Compensation Table and by all directors and executive officers as a group as of September 15, 1999, unless otherwise indicated. The information as to each person has been furnished by such person and, except as where otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned by such person.


               Name and Address                                Amount and Nature
               of Beneficial Owner(1)                       of Beneficial Ownership              Percent of Class
               ----------------------                       -----------------------              ----------------
         David J. Beattie(2)(3)..........................             15,500                             *
         Philip J. DeCocco(2)(4).........................             17,000                             *
         Robert S. Oswald (2)(5).........................             26,500                             *
         Alfred A. Pease (2)(6)..........................            168,900                            2.1
         Terryll R. Smith (2)(7).........................             16,500                             *
         Dean J. Massab(8)...............................             22,169                             *
         Frank H.W. Schoenwitz(9)........................              8,250                             *
         John J. Garber..................................              2,000                             *
         Directors and executive officers as a group
            (8 persons)(3)(4)(5)(6)(7)(8)(9).............            276,819                            3.4


------------------------------------
*  Less than 1% of class

(1) The address for Messrs. Beattie, DeCocco, Oswald, Pease, Smith, Massab, Schoenwitz, and Garber is 47827 Halyard Drive, Plymouth, Michigan 48170.

(2)    Serves as a member of the Board of Directors of the Company.

(3) Represents options to purchase 15,500 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of September 15, 1999.

(4) Includes options to purchase 16,500 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of September 15, 1999.

(5) Includes options to purchase 16,500 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of September 15, 1999.

(6) Includes options to purchase 165,000 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of September 15, 1999.

(7) Represents options to purchase 16,500 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of September 15, 1999.

(8) Includes options to purchase 22,002 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of September 15, 1999.

(9) Represents options to purchase 8,250 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of September 15, 1999.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding more than ten percent of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Specific due dates for these reports have been established and the Company is required to report in this transition report any failure to file by these dates during the Company's last fiscal year. All of these filing requirements were satisfied by the Company's officers, directors and ten percent shareholders, except that Mr. Garber failed to file on a timely basis one report relating to a single transaction in Common Stock beneficially owned by him. In making these statements, the Company has relied on the written representations of its directors, officers and ten percent shareholders and copies of the reports that have been filed with the Commission.

                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

         A.       Financial Statements and Schedules Filed

                  1. Financial Statements - see Item 8 of this report.

                  2. Financial Statement Schedule - the schedule filed with this report is listed on page 44.

                  3. Exhibits - the exhibits filed with this report are listed on pages 46 through 49.

         B. Reports on Form 8-K: The Company's current report on Form 8-K, dated July 6, 1999, which disclosed information under Item 8 concerning the Company's election to change its reporting period from a calendar year ending December 31 to a fiscal year ending June 30. The first full year to be reported on a fiscal year basis will be for the twelve-month period ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Transition Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                                          Date:  September 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signatures                                    Title                                           Date
         ----------                                    -----                                           ----
/S/ Alfred A. Pease                         Chairman of the Board,                              September 24, 1999
-----------------------------------         President, Chief Executive Officer
Alfred A. Pease

/S/ John J. Garber                          Vice President and Chief                            September 24, 1999
-----------------------------------         Financial Officer (Principal Financial Officer)
John J. Garber

/S/ Sylvia M. Smith                         Controller (Principal Accounting Officer)           September 24, 1999
-----------------------------------
Sylvia M. Smith

/S/ David J. Beattie                        Director                                            September 24, 1999
-----------------------------------
David J. Beattie

/S/ Philip J. DeCocco                       Director                                            September 24, 1999
-----------------------------------
Philip J. DeCocco

/S/ Robert S. Oswald                        Director                                            September 24, 1999
-----------------------------------
Robert S. Oswald

/S/ Terryll R. Smith                        Director                                            September 24, 1999
-----------------------------------
Terryll R. Smith


                        PERCEPTRON, INC. AND SUBSIDIARIES
                     INDEX TO FINANCIAL STATEMENTS SCHEDULE




Financial Statements Schedule:

Designation                      Description                              Page
-----------                      -----------                              ----
Schedule II                      Valuation and qualifying accounts         45


The schedules not filed are omitted because they are not required, the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                 SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS




                                                            CHARGED TO
                                         BEGINNING           COSTS AND                               ENDING
                                          BALANCE             EXPENSE           CHARGE-OFFS          BALANCE
                                        -----------         -----------         -----------        -----------

DECEMBER 31, 1996

Allowance for doubtful accounts         $    35,000         $    84,000         $   11,000         $   108,000

Inventory reserves                      $   670,000         $   200,000         $   10,000         $   860,000


DECEMBER 31, 1997

Allowance for doubtful accounts         $   108,000         $   104,000         $   37,000         $   175,000

Inventory reserves                      $   860,000         $         0         $        0         $   860,000


DECEMBER 31, 1998

Allowance for doubtful accounts         $   175,000         $    98,000         $   73,000         $   200,000

Inventory reserves                      $   860,000         $    47,000         $  388,000         $   519,000


JUNE 30, 1999

Allowance for doubtful accounts         $   200,000         $   458,000         $  440,000         $   218,000

Inventory reserves                      $   519,000         $   245,000         $  164,000         $   600,000


                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION OF EXHIBITS
-----------                -----------------------

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

    4.                     Instruments Defining the Rights of Securities
                           Holders.

    4.1 Articles IV, V and VI of the Company's Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1998.

    4.2 Articles I, II, III, VI, VII, X and XI of the Company's Bylaws are incorporated herein by reference to Exhibit 19 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1992.

    4.3* Credit Agreement, dated May 28, 1999, between Perceptron, Inc. and Bank One, Michigan and First Amendment to Credit Agreement, dated August 24, 1999.

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

    10.6@ Form of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after September 1, 1998 is incorporated by reference to
                           Exhibit 10.6 of the Company's Report on Form 10-K for the Year Ended December 31, 1998.

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

    10.25@ Forms of Incentive Stock Option Agreements (Officers) and Non-Qualified Stock Option Agreements (Officers) under 1992 Stock Option Plan after September 1, 1998 is incorporated by reference to Exhibit 10.25 of the Company's Report on Form 10-K for the Year Ended December 31, 1998.

    10.26@ Second Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit
                           10.26 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1999.

    10.27@ First Amendment to Amended and Restated Directors Stock Option Plan is incorporated by reference to
                           Exhibit 10.27 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1999.


    10.28*@                First Amendment to the 1998 Global Team Member Stock
                           Option Plan.

    10.29*@                Second Amendment to the 1998 Global Team Member Stock
                           Option Plan.

    21.*                   A list of subsidiaries of the Company.

    23.*                   Consent of Experts.

    27.*                   Financial Data Schedule.

-------------------------------

* Filed with the Company's Annual Report on Form 10-K for the six month transition period ended June 30, 1999.
@     Indicates a management contract, compensatory plan or arrangement.

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