Form 10-K/A
period 1999-06-30
PERCEPTRON INC/MI
filed 1999-11-02
CIK 887226

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A


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

                           SUMMARY COMPENSATION TABLE



                                                                                    Long-Term
                                                                                  Compensation
                                             Annual Compensation                     Awards
                            ----------------------------------------------------- ------------
      Name and                                                    Other Annual                        All Other
  Principal Position        Year     Salary($)     Bonus($)     Compensation($)(1)  Options(#)     Compensation($)
  ------------------        ----     ---------     --------     ------------------  ----------     ---------------
Alfred A. Pease             1996      175,000      104,778          42,120 (3)       200,000         51,177 (4)
   President, Chief         1997      214,000       37,878          20,821 (3)        30,000         29,925 (5)
   Executive Officer        1998      230,000            0               0                --          6,800 (6)
   and Chairman of the      1999      115,000            0               0            25,000          5,000 (8)
   Board (2)

John J. Garber              1999       60,615       15,000 (9)           0            35,000            391 (8)
   Vice President Finance
   and Chief Financial
   Officer (9)

Dean J. Massab              1998      123,788            0               0            30,000          5,153 (6)
   Vice President           1999       68,023            0               0                --          2,825 (8)
   Automotive
   Business Unit (10)

Frank H. W. Schoenwitz      1998      132,917        25,000 (11)   133,025 (12)       33,000         82,595 (6)(7)
   Vice President           1999       72,500            0          65,705 (12)           --          7,168 (8)
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


 (6) "All Other Compensation" is comprised of (i) contributions made by the Company to the accounts of the named executive officers under the Company's 401(k) Plan with respect to the fiscal year ended December 31, 1998 as follows: Mr. Pease $5,000; and Mr. Massab $4,750; and (ii) the dollar value of any life insurance premiums paid by the Company in the fiscal year ended December 31, 1998 with respect to term life insurance for the benefit of the named executives as follows: Mr. Pease $1,800; Mr. Massab $403; and Mr. Schoenwitz $3,613.

(7) "All Other Compensation" includes reimbursements for temporary housing, moving and travel expenses related to Mr. Schoenwitz's relocation to Germany and reimbursements for closing costs in 1998 totaling $78,982.


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

(9) Mr. Garber received a signing bonus when he became Vice President - Finance and Chief Financial Officer in February 1999.

(10) Mr. Massab became Vice President - Automotive Business Unit in June 1998.

(11) Mr. Schoenwitz received a signing bonus when he became Vice President - European Business Unit in February 1998.


(12) "Other Annual Compensation" for 1998 includes, $85,807 of tax "gross up" amounts, $31,503 of educational allowance, $9,946 of housing allowance and $5,769 of medical allowance. "Other Annual Compensation" for 1999 includes, $34,255 of tax "gross up" amounts, $12,592 of educational allowance, $11,935 of housing allowance and $6,923 of medical allowance.


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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Transition Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


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


                                          Date:  November 2, 1999