Form 10-Q
period 1999-09-30
PERCEPTRON INC/MI
filed 1999-11-15
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.


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

         Yes      X                                No
             ----------                               -----------

The number of shares outstanding of each of the issuer's classes of common stock as of November 4, 1999, was:

    Common Stock, $0.01 par value                           8,169,152
    -----------------------------                   --------------------------
               Class                                    Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
COVER                                                                                             1

INDEX                                                                                             2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                                                     3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              14

PART II.  OTHER INFORMATION
Item 5.  Other Information                                                                       15
Item 6.  Exhibits and Reports on Form 8-K                                                        15

SIGNATURES                                                                                       16

                                       2

                        PERCEPTRON, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            SEPTEMBER 30,            JUNE 30,
(In Thousands)                                                                                   1999                  1999
                                                                                         ------------------    -------------------
                                                                                             (Unaudited)
ASSETS

         CURRENT ASSETS
            Cash and cash equivalents                                                    $           5,534     $            4,205
            Receivables:
                Billed receivables, net of allowance for doubtful accounts                          24,896                 21,128
                   of $321,000 and $218,000, respectively
                Unbilled and other receivables                                                       5,215                  4,611
            Inventories, net of reserves of $646,000 and $600,000, respectively                     13,283                 12,323
            Deferred taxes and other current assets                                                  2,978                  1,307
                                                                                         -----------------     ------------------
                Total current assets                                                                51,906                 43,574
                                                                                         -----------------     ------------------
         PROPERTY AND EQUIPMENT
            Building and land                                                                        5,990                  5,990
            Machinery and equipment                                                                 10,092                  9,774
            Furniture and fixtures                                                                   1,469                  1,469
                                                                                         -----------------     ------------------
                                                                                                    17,551                 17,233
            Less  -  Accumulated depreciation and amortization                                      (6,686)                (6,121)
                                                                                         -----------------     ------------------
                Net property and equipment                                                          10,865                 11,112
                                                                                         -----------------     ------------------
         OTHER ASSETS
            Intangible assets, net of accumulated amortization                                       1,595                  1,692
                of $373,000 and $279,000, respectively
            Deferred tax asset                                                                       3,232                  4,956
                                                                                         -----------------     ------------------
                Total other assets                                                                   4,827                  6,648
                                                                                         -----------------     ------------------

         TOTAL ASSETS                                                                    $          67,598     $           61,334
                                                                                         =================     ==================
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES
            Accounts payable                                                             $           4,011     $            3,550
            Accrued liabilities and expenses                                                         4,651                  4,619
            Income taxes payable                                                                     1,090                    633
            Accrued compensation and stock option expense                                              860                    203
                                                                                         -----------------     ------------------
                Total current liabilities                                                           10,612                  9,005
                                                                                         -----------------     ------------------
         LONG-TERM LIABILITIES
            Notes payable                                                                            7,340                  4,265
                                                                                         -----------------     ------------------
                Total long-term liabilities                                                          7,340                  4,265
                                                                                         -----------------     ------------------

                Total liabilities                                                                   17,952                 13,270
                                                                                         ------------------    ------------------

         SHAREHOLDERS' EQUITY
            Preferred stock - no par value, authorized 1,000,000 shares, issued none                     -                      -
            Common stock, $0.01 par value, authorized 19,000,000 shares, issued and outstanding 8,169,000 at September 30, 1999 and
                June 30, 1999, respectively                                                             82                     82
            Accumulated other comprehensive income (loss)                                           (2,886)                (3,340)
            Additional paid-in capital                                                              40,979                 40,979
            Retained earnings                                                                       11,471                 10,343
                                                                                         -----------------     ------------------
                Total shareholders' equity                                                          49,646                 48,064
                                                                                         -----------------     ------------------

         TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                               $          67,598     $           61,334
                                                                                         =================     ==================


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
(In Thousands, Except Per Share Amounts)                                1999                      1998
                                                               --------------------      --------------------
NET SALES                                                      $            18,471       $            14,482

COST OF SALES                                                                8,089                     6,439

                                                               -------------------       -------------------
         GROSS PROFIT                                                       10,382                     8,043
                                                               -------------------       -------------------
OPERATING EXPENSES
         Selling, general and administrative                                 5,345                     5,022
         Engineering, research and development                               2,987                     2,542
                                                               -------------------       -------------------
           Total operating expenses                                          8,332                     7,564
                                                               -------------------       -------------------

         OPERATING INCOME                                                    2,050                       479
                                                               -------------------       -------------------
OTHER INCOME AND (DEDUCTIONS)
         Interest income (expense), net                                        (82)                       91
         Foreign currency and other                                            (81)                       14
                                                               -------------------       -------------------
           Total other income and (deductions)                                (163)                      105
                                                               -------------------       -------------------

INCOME  BEFORE INCOME TAXES                                                  1,887                       584

INCOME TAX EXPENSE                                                             759                       195

                                                               -------------------       -------------------
         NET INCOME                                            $             1,128       $               389
                                                               ===================       ===================


EARNINGS PER SHARE
         BASIC                                                 $              0.14       $              0.05
         DILUTED                                               $              0.14       $              0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         BASIC                                                               8,169                     8,236
         DILUTED                                                             8,181                     8,240



The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                                THREE MONTHS ENDED SEPTEMBER 30,
(In Thousands)                                                                                     1999                  1998
                                                                                          --------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                                $             1,128    $             389
         Adjustments to reconcile net income to net cash provided from
           (used for) operating activities:
                 Depreciation and amortization                                                            595                  594
                 Deferred income taxes                                                                    (83)                 (94)
                 Other                                                                                    168                    -
                 Changes in assets and liabilities, exclusive of changes shown
                    separately                                                                         (3,218)              (1,188)
                                                                                          -------------------    -----------------
                        Net cash used for operating activities                                         (1,410)                (299)
                                                                                          -------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Revolving credit borrowings                                                                    7,535                    -
         Revolving credit repayments                                                                   (4,460)                   -
         Repurchase of company stock                                                                        -                 (201)
         Proceeds from the exercise of stock options                                                        -                   42
                                                                                          -------------------    -----------------
                        Net cash provided from (used for) financing activities                          3,075                 (159)
                                                                                          -------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                                            (317)                (543)
                                                                                          -------------------    -----------------
                        Net cash used for investing activities                                           (317)                (543)
                                                                                          -------------------    -----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                              (19)                 280
                                                                                          -------------------    -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    1,329                 (721)
CASH AND CASH EQUIVALENTS, JULY 1                                                                       4,205               10,699
                                                                                          -------------------    -----------------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                                                   $             5,534    $           9,978
                                                                                          ===================    =================

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
         Billed, unbilled and other receivables, net                                      $            (4,003)   $            (373)
         Inventories                                                                                     (959)              (2,040)
         Accounts payable                                                                                 461                  639
         Other current assets and liabilities                                                           1,283                  586
                                                                                          -------------------    -----------------

                                                                                          $            (3,218)   $          (1,188)
                                                                                          ===================    =================

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with Perceptron's 1999 Transition Report on Form 10-K. As a result of the fiscal year change, any references herein to the six-month period ended June 30, 1999, represent audited amounts. Certain reclassifications may have been made to the prior year's financial statements to conform with the fiscal year 2000 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2.     INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first in, first out (FIFO) method. Inventory, net of reserves, is comprised of the following (in thousands):

                                      SEPTEMBER 30,        JUNE 30,
                                          1999               1999
                                    ----------------   ----------------
Component Parts                     $         7,697    $         6,553

Work In Process                               1,890              1,683

Finished Goods                                3,696              4,087
                                    ---------------    ---------------
Total                               $        13,283    $        12,323
                                    ===============    ===============

3.     CREDIT FACILITIES

The Company's principal bank has agreed to provide short-term unsecured credit facilities of 1.0 million Deutsche marks and $1.0 million Canadian dollars. The facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings will bear interest at the bank's prime rate (8.25% as of October 31, 1999). The credit facilities expire on May 31, 2000, unless canceled earlier by the Company or the bank. The Company had no borrowings outstanding under these credit facilities at September 30, 1999.

The Company has a long-term $15 million unsecured Revolving Credit Agreement (Revolver) that expires on May 31, 2001. Proceeds under the Revolver may be used for general corporate purposes and can be designated as a Floating Rate Loan or as a Eurodollar Rate Loan. Interest on Floating Rate borrowings is calculated daily at 1/2% below the bank's prime rate (8.25% as of October 31, 1999) and is payable on the last day of each month. Interest on Eurodollar Rate borrowings is calculated at a Eurodollar Rate for the period chosen (approximately 7% as of October 31, 1999) and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of the Revolver. The Revolver prohibits the Company from paying dividends.

In addition, the Revolver contains various financial covenants that, among other things, restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, depreciation and amortization, and taxes. The Company had $6.3 million outstanding under the Revolver at September 30, 1999.

4.     FOREIGN EXCHANGE CONTRACTS

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipments. These transactions involve the use of forward contracts. At September 30, 1999 and 1998, the Company had no forward contracts outstanding.

5.     COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

THREE MONTHS ENDED SEPTEMBER 30,                        1999               1998
                                                  ---------------    ----------------
Net Income                                        $         1,128    $            389
Other Comprehensive Income:
   Foreign currency translation adjustments
                                                              454               1,002
                                                  ---------------    ----------------
Total Comprehensive Income                        $         1,582    $          1,391
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

                                                                    WEIGHTED AVG.                  EARNINGS
                                         NET INCOME                 COMMON SHARES                  PER SHARE
THREE MONTHS ENDED SEPT. 30,         1999          1998          1999          1998           1999          1998
                                  ------------  ------------  ------------  ------------   ------------  ------------
Basic EPS                         $      1,128    $      389         8,169         8,236   $      .14    $      .05

Effect of Dilutive Securities:
   Stock options and warrants                -             -            12             4
                                  ------------  ------------  ------------  ------------
Diluted EPS                       $      1,128    $      389         8,181         8,240   $      .14    $      .05
                                  ============  ============  ============  ============

Options to purchase 1,244,000 shares of common stock were outstanding in 1999 and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

7.     COMMITMENTS AND CONTINGENCIES

The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than the matters discussed in the Company's 1999 Transition Report on Form 10-K.

8.     SEGMENT INFORMATION

The Company has two reportable segments: Automotive and Industrial Businesses. The Automotive segment designs, manufactures, and markets information-based process measurement and guidance systems within the automotive industry. The Industrial Businesses segment employs the same technology, providing products and services primarily to the forest and wood products industry and, to a lesser extent, the aerospace and steel industries. The Company evaluates performance based on operating income. Segment detail is summarized as follows (in thousands):


FIRST QUARTER                 AUTOMOTIVE          INDUSTRIAL BUSINESSES        CONSOLIDATED
------------------------  --------------------    ----------------------   ----------------------
SEPTEMBER 30, 1999
Revenues                    $        16,183         $           2,288        $          18,471
Operating Income (Loss)               3,517                    (1,467)                   2,050
Total Assets                         60,770                     6,828                   67,598

SEPTEMBER 30, 1998
Revenues                    $        11,583         $           2,899        $          14,482
Operating Income                        425                        54                      479
Total Assets                         58,572                     5,735                   64,307


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview - The Company reported net income of $1.1 million, or $0.14 per share, for the first quarter of fiscal 2000, compared to net income of $389,000, or $0.05 per share, in the quarter ended September 30, 1998. Net sales of $18.5 million for the three months ended September 30, 1999, were up $4.0 million, or 28%, over the prior year's sales of $14.5 million. Automotive sales accounted for 88% of total sales during the first quarter of fiscal 2000 compared to 80% in the quarter ended September 30, 1998. Industrial Businesses sales represented 12% of total sales for the quarter ended September 30, 1999, compared to 20% in the same quarter of 1998. Gross profit for the first quarter of fiscal 2000 was 56.2% compared to 55.5% in the quarter ended September 30, 1998. The improvement in gross profit reflected favorable fixed overhead absorption from the higher sales level. Operating expenses were up $768,000 in the first quarter of fiscal 2000 compared to the quarter ended September 30, 1998, primarily as a result of operating expenses related to the Company's October 1998 Sonic acquisition and certain incentive related personnel costs that were partially offset by other reductions in employee related expenses.

Automotive - Sales in the first quarter of fiscal 2000 increased $4.6 million to $16.2 million compared to $11.6 million in the same period a year ago. P-1000 sales accounted for approximately 48% of net automotive sales in the first quarter of fiscal 2000 compared to approximately 82% in the same period a year ago. The percentage sales decrease reflected the higher volume of sales in the current quarter and the mature nature of the P-1000 product. Overall sales of the P-1000 product were down approximately 18% from the same period a year ago. Sales of the Company's new IPNet(TM) product totaled approximately 27% of net automotive sales in the first quarter of fiscal 2000. RGS and NCA systems sales accounted for 17% of net sales in the quarter ended September 30, 1999, compared to 10% one year ago. The variance in RGS and NCA sales was a function of the timing of orders by the Company's customers. Other product sales and training and service accounted for the remainder of net sales in both years.

Industrial Businesses - At the present time, the Industrial Businesses segment's principal market is the Forest Products industry. Sales in the first quarter of fiscal 2000 were $2.3 million, of which $2.1 million was delivered by the Forest Products business unit. Sales were down $600,000 from the same period last year primarily due to the timing of certain orders now scheduled to ship during the second quarter of fiscal 2000.

Bookings & Backlog - New order bookings for the three months ended September 30, 1999, were $17.0 million compared to $17.9 million in the same period a year ago. Automotive bookings totaled $14.6 million in the first quarter of fiscal 2000 compared to $15.1 million a year ago. During the quarter ended September 30, 1999, automotive bookings were primarily for the following product lines:
62% P-1000, 17% RGS and NCA and 15% IPNet(TM). Automotive bookings for the comparable period one year ago were primarily for the following product lines:
79% P-1000 and 8% RGS and NCA. Industrial Businesses bookings were $2.4 million in the quarter ended September 30, 1999, compared to $2.8 million a year ago, of which 100% represented Forest Product bookings. Backlog at September 30, 1999, was $26.4 million compared to $28.0 million at September 30, 1998. The Company expects to be able to fill substantially all of the orders in backlog by the end of fiscal 2000. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Selling, General and Administrative Expenses (SG&A) - SG&A expenses increased $323,000 from $5.0 million in the quarter ended September 30, 1998, to $5.3 million in the comparable 1999 quarter. The increase was primarily due to operating expenses related to the Company's October 1998 Sonic acquisition and certain incentive related personnel costs that were partially offset by other reductions in employee related expenses.

Engineering, Research and Development Expenses (R&D) - Engineering and R&D expenses increased from $2.5 million in the quarter ended September 30, 1998, to $3.0 million in the first quarter of fiscal 2000. The increase in expenses continued to reflect investments the Company is making in new product development including increases in labor, contract design services and engineering supplies as well as expenditures by Sonic. During the quarter ended September 30, 1999, the Company started to realize returns on its past investments in new product development principally from sales of the Company's new IPNet(TM) product. The first phase of the Wet Film Thickness Measurement System has been installed at an alpha site and is undergoing testing. The evaluation by the alpha site customer of the Company's revised PaintScan(TM) product is proceeding. PaintScan(TM) is a paint defect inspection system that was formerly known as Industrial Dirt Counter. The Company expects to complete the first installation of its new DriScan product at an alpha site by the end of December 1999. DriScan detects imperfections on bare metal prior to the paint process. DriScan was formerly known as the Bare Metal product.

Interest Income (Expense), net - The decrease in interest income (expense), net reflected the reduction in interest income related to lower cash balances and higher interest expense from borrowings under the Company's revolving credit line and the assumption of long-term debt related to the Sonic acquisition.

Outlook - Based on customer shipment schedules, the Company expects reasonably strong sales in the second quarter of fiscal 2000. The Company expects sales in the second half of the fiscal year to be seasonally lower than the first half of the fiscal year. The Company continues to expect its overall operating results for the balance of fiscal 2000 to compare favorably with the same period one year ago. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statement.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $5.5 million at September 30, 1999, compared to $4.2 million at June 30, 1999. The increase of $1.3 million in cash for the quarter resulted from $3.0 million of cash provided from financing activities mitigating $1.4 million of cash used in operations; and $300,000 used for capital spending.

The use of cash for operations reflected increased working capital requirements of $3.2 million. Receivables, net of foreign translation adjustments, increased $4.0 million primarily as a result of the high level of sales during the quarter. Inventory increased $900,000 to support near-term delivery requirements. Offsetting these increases in working capital was a $1.7 million increase in current liabilities, which reflected the timing of payments at quarter end.

Financing activities during the quarter reflected net working capital borrowings of $3.0 million. The Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated fiscal 2000 cash flow requirements.

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

The Company has contacted its principal vendors and suppliers (all of which are referred to as "Third Party Suppliers") to determine if they are Year 2000 capable. The Company also intends to order extra material from critical Third Party Suppliers of its product components and parts during the fourth calendar quarter of 1999 to provide buffer stock in the event supply is disrupted. The failure of one or more critical Third Party Suppliers (including utility and similar providers) to be Year 2000 capable such that its supply of needed products or services is interrupted could result in the Company not being able to produce one or more of its systems for a period of time, which in turn could result in lost sales and profits.

The Company has established a project team to identify internal systems which are not Year 2000 capable and complete the work required to mitigate the Year 2000 issue. The Company's principal information technology ("IT") systems are located at its headquarters in Plymouth, Michigan. These systems consist of a financial system, which the Company has forward-date tested and believes is Year 2000 capable, and an operations system provided by a third party vendor. Another third party vendor was engaged to make the operating system Year 2000 compliant. The work has been completed and the system tested off-site and found to be compliant. The changes were implemented and tested live at the Company's headquarters early in the fourth calendar quarter of 1999 and is believed to be Year 2000 capable. The Company also has a number of engineering systems, used primarily for testing, developed by the Company's internal staff. The Company forward-date tested these systems during the first calendar quarter of 1999 and believes it has completed the remediation and testing necessary to make them Year 2000 compliant. The Company's subsidiaries believe that they have completed the modifications and testing necessary to make their IT systems, which are generally small networks of personal computers, Year 2000 compliant.

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

The Company's non-IT systems consist principally of security, climate control, telephone and data communication systems. The Company has contacted the vendors that support these systems at the Company's headquarters, each of which believes its system to be Year 2000 compliant. The Company will be testing these systems during the fourth calendar quarter of 1999.

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

YEAR 2000 RISKS AND CONTINGENCY PLANS

The Company's Year 2000 project team has evaluated business disruption scenarios, principally related to the Company's internal systems for processing information and the purchase of goods and services to maintain timely production. The team has developed and implemented the plans disclosed previously under "Year 2000 State of Readiness". Estimates of time, costs and risks associated with the Year 2000 issue are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and systems; cooperation and remediation success of the Company's suppliers and customers (and their suppliers and customers); the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at the Company or its suppliers or customers (and their suppliers and customers); unanticipated difficulties with the assessment or remediation process resulting in the need to replace more systems or hire more personnel or third party firms to assist in the process than expected and the Company being required to assist any of its Third Party Suppliers to become Year 2000 compliant.

Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues. In addition, it is possible that there will be undetected errors or defects associated with Year 2000 date functions in the Company's current products or internal systems or those of its Third Party Suppliers (and their suppliers and customers). Because of the unprecedented nature of litigation in this area, it is uncertain how the Company may be affected by it. In the event of such litigation or the occurrence of production disruptions related to Third Party Suppliers, internal issues or customers, it is possible the Company's revenues, net income or financial condition could be materially adversely affected.

MARKET RISK INFORMATION

Perceptron's primary market risk is related to foreign exchange rates. This risk is derived from sales by its international operations, which are primarily located in Germany and The Netherlands and for which products are produced in the U.S. The Company is also subject to interest rate risk in connection with its borrowings. At September 30, 1999, the Company did not have any market risk instruments for trading purposes.

FOREIGN CURRENCY RISK

The Company has limited foreign currency exchange risk in its international operations due to the percentage of contracts entered into in U.S. dollars and the short time period between sales commitment and delivery for contracts in the non-U.S. currencies. The Company's percentage of sales commitments in U.S. dollars at September 30, 1999, was 84%. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the

120 to 150 day range. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Euro Conversion".

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At September 30, 1999, the Company had no forward contracts outstanding.

INTEREST RATE RISK

The Company is subject to interest rate risk in connection with borrowings under its variable rate revolving line of credit and from fixed rate debt assumed in conjunction with the purchase of ultrasound intellectual property in October 1998. However, this risk is limited due to the limited level of debt the Company has outstanding. The Company's exposure to interest rate risk arises primarily from changes in the prime rate and changes in Eurodollar rates in the London interbank market. See Note 3 of "Notes to Consolidated Statements" for a description of the Company's outstanding debt.

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

PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

Kenneth R. Dabrowski was appointed to the Board of Directors effective November 1, 1999. Mr. Dabrowski recently retired as the Vice President for Quality and Process Leadership for Ford Automotive Operations, where he had global responsibility for Corporate and Supplier Quality and Customer Satisfaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

                  10.30 Forms of Incentive Stock Option Agreements (Officers) and Non-Qualified Stock Option Agreements (Officers) under 1992 Stock Option Plan after September 1, 1999.

                  10.31 Form of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after September 1, 1999.

                  27.     Financial Data Schedule

         (B)      Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PERCEPTRON, INC.
                                   (Registrant)

Date:    November 11, 1999                  By:      /S/ Alfred A. Pease
                                                     --------------------------------------
                                                     Alfred A. Pease
                                                     President and Chief Executive Officer


Date:    November 11, 1999                  By:      /S/ John J. Garber
                                                     --------------------------------------
                                                     John J. Garber
                                                     Vice President and Chief Financial Officer
                                                     (Principal Financial Officer)


Date:    November 11, 1999                  By:      /S/ Sylvia M. Smith
                                                     --------------------------------------
                                                     Sylvia M. Smith
                                                     Controller and Chief Accounting Officer
                                                     (Principal Accounting Officer)

                                 Exhibit Index
                                 -------------


Exhibit No.                   Description
-----------                   -----------
10.30   Forms of Incentive Stock Option Agreements (Officers) and Non-
        Qualified Stock Option Agreement (Officers) under 1992 Stock Option
        Plan after September 1, 1999.

10.31   Form of Non-Qualified Stock Option Agreements under 1998 Global
        Team Member Stock Option Plan after September 1, 1999.

27.     Financial Data Schedule
