Form 10-Q
period 1999-12-31
PERCEPTRON INC/MI
filed 2000-02-11
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999.


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

         Yes    X                                   No
             --------                                  --------

The number of shares outstanding of each of the issuer's classes of common stock as of February 3, 2000, was:

         Common Stock, $0.01 par value                   8,170,208
         -----------------------------            --------------------------
                      Class                           Number of shares

                       PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999


                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
COVER                                                                                             1

INDEX                                                                                             2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                     3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                               10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              17

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       18
Item 6.  Exhibits and Reports on Form 8-K                                                        18

SIGNATURES                                                                                       19

                        PERCEPTRON, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                        DECEMBER 31,               JUNE 30,
(IN THOUSANDS)                                                                             1999                      1999
                                                                                  ---------------------    ----------------------
                                                                                        (Unaudited)
ASSETS

    CURRENT ASSETS
       Cash and cash equivalents                                                               $ 5,990                   $ 4,205
       Receivables:
           Billed receivables, net of allowance for doubtful accounts                           26,851                    21,128
              of $310,000 and $218,000, respectively
           Unbilled and other receivables                                                        4,555                     4,611
       Inventories, net of reserves of $946,000 and $600,000, respectively                      12,471                    12,323
       Deferred taxes and other current assets                                                   1,194                     1,307
                                                                                  ---------------------    ----------------------
           Total current assets                                                                 51,061                    43,574
                                                                                  ---------------------    ----------------------

    PROPERTY AND EQUIPMENT
       Building and land                                                                         5,990                     5,990
       Machinery and equipment                                                                   9,518                     9,774
       Furniture and fixtures                                                                    1,469                     1,469
                                                                                  ---------------------    ----------------------
                                                                                                16,977                    17,233
       Less  -  Accumulated depreciation and amortization                                       (6,309)                   (6,121)
                                                                                  ---------------------    ----------------------
           Net property and equipment                                                           10,668                    11,112
                                                                                  ---------------------    ----------------------

    OTHER ASSETS
       Intangible assets, net of accumulated amortization                                        1,496                     1,692
           of $471,000 and $279,000, respectively
       Deferred tax asset                                                                        2,732                     4,956
                                                                                  ---------------------    ----------------------
           Total other assets                                                                    4,228                     6,648
                                                                                  ---------------------    ----------------------

    TOTAL ASSETS                                                                              $ 65,957                  $ 61,334
                                                                                  =====================    ======================

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES
       Accounts payable                                                                        $ 3,336                   $ 3,550
       Accrued liabilities and expenses                                                          4,749                     4,619
       Income taxes payable                                                                        776                       633
       Accrued compensation                                                                      1,748                       203
                                                                                  ---------------------    ----------------------
           Total current liabilities                                                            10,609                     9,005
                                                                                  ---------------------    ----------------------

    LONG-TERM LIABILITIES
       Notes payable                                                                             5,425                     4,265
                                                                                  ---------------------    ----------------------
           Total long-term liabilities                                                           5,425                     4,265
                                                                                  ---------------------    ----------------------

           Total liabilities                                                                    16,034                    13,270
                                                                                  ---------------------    ----------------------

    SHAREHOLDERS' EQUITY
       Preferred stock - no par value, authorized 1,000,000 shares, issued none                      -                         -
       Common stock, $0.01 par value, authorized 19,000,000 shares, issued and outstanding 8,169,000 at December 31, 1999 and
           June 30, 1999, respectively                                                              82                        82
       Accumulated other comprehensive income (loss)                                            (3,568)                   (3,340)
       Additonal paid-in capital                                                                40,979                    40,979
       Retained earnings                                                                        12,430                    10,343
                                                                                  ---------------------    ----------------------
           Total shareholders' equity                                                           49,923                    48,064
                                                                                  ---------------------    ----------------------

    TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                                         $ 65,957                  $ 61,334
                                                                                  =====================    ======================

The notes to the consolidated financial statements are an integral part of these statements.

                              PERCEPTRON, INC AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)

                                                       THREE MONTHS ENDED DECEMBER 31,        SIX MONTHS ENDED DECEMBER 31,
(In Thousands, Except Per Share Amounts)                  1999               1998               1999               1998
                                                       ----------         -----------        -----------        -----------
NET SALES                                               $ 18,533           $ 16,843           $ 37,004           $ 31,325

COST OF SALES                                              8,263              7,151             16,352             13,590
                                                        --------           --------           --------           --------
         GROSS PROFIT                                     10,270              9,692             20,652             17,735
                                                        --------           --------           --------           --------

OPERATING EXPENSES
         Selling, general and administrative               5,078              5,809             10,423             10,831
         Engineering, research and development             3,482              3,509              6,469              6,051
         Non-cash intangible asset write-off                  --              1,472                 --              1,472
                                                        --------           --------           --------           --------
           Total operating expenses                        8,560             10,790             16,892             18,354
                                                        --------           --------           --------           --------

         OPERATING INCOME (LOSS)                           1,710             (1,098)             3,760               (619)
                                                        --------           --------           --------           --------

OTHER INCOME AND (DEDUCTIONS)
         Interest income (expense), net                      (96)               147               (178)               238
         Foreign currency and other                           12                 (8)               (69)                 6
                                                        --------           --------           --------           --------
           Total other income and (deductions)               (84)               139               (247)               244
                                                        --------           --------           --------           --------

INCOME (LOSS) BEFORE INCOME TAXES                          1,626               (959)             3,513               (375)

INCOME TAX EXPENSE (BENEFIT)                                 667               (402)             1,426               (207)

                                                        --------           --------           --------           --------
         NET INCOME (LOSS)                              $    959           $   (557)          $  2,087           $   (168)
                                                        ========           ========           ========           ========

EARNINGS (LOSS) PER SHARE
         BASIC                                          $   0.12           ($  0.07)          $   0.26           ($  0.02)
         DILUTED                                        $   0.12           ($  0.07)          $   0.26           ($  0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         BASIC                                             8,169              8,219              8,169              8,234
         DILUTED                                           8,174              8,219              8,183              8,234


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED DECEMBER 31,
(In Thousands)                                                                            1999                1998
                                                                                        --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                              $  2,087           $   (168)
         Adjustments to reconcile net income to net cash provided from
           (used for) operating activities:
                 Depreciation and amortization                                             1,232              1,359
                 Deferred income taxes                                                     1,778             (1,120)
                 Other                                                                       202              1,472
                 Changes in assets and liabilities, exclusive of changes shown
                    separately                                                            (3,704)            (4,657)
                                                                                        --------           --------
                        Net cash provided from (used for) operating activities             1,595             (3,114)
                                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Revolving credit borrowings                                                      11,025                 --
         Revolving credit repayments                                                      (9,865)                --
         Repurchase of company stock                                                          --               (202)
         Proceeds from the exercise of stock options                                          --                266
                                                                                        --------           --------
                        Net cash provided from financing activities                        1,160                 64
                                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                               (703)            (1,005)
         Purchase of Sonic assets                                                             --             (1,114)
                                                                                        --------           --------
                        Net cash used for investing activities                              (703)            (2,119)
                                                                                        --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                (267)               223
                                                                                        --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       1,785             (4,946)
CASH AND CASH EQUIVALENTS, JULY 1                                                          4,205             10,699
                                                                                        --------           --------
CASH AND CASH EQUIVALENTS, DECEMBER 31                                                  $  5,990           $  5,753
                                                                                        ========           ========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
         Billed, unbilled and other receivables, net                                    $ (5,759)          $ (6,549)
         Inventories                                                                        (109)              (628)
         Accounts payable                                                                   (214)               436
         Other current assets and liabilities                                              2,378              2,084
                                                                                        --------           --------
                                                                                        $ (3,704)          $ (4,657)
                                                                                        ========           ========

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

2.     INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first in, first out (FIFO) method. Inventory, net of reserves, is comprised of the following (in thousands):

                                     DECEMBER 31,         JUNE 30,
                                         1999               1999
                                    ----------------   ----------------
Component Parts                           $   7,506         $    6,553

Work In Process                               1,453              1,683

Finished Goods                                3,512              4,087
                                    ----------------   ----------------
Total                                     $  12,471         $   12,323
                                    ================   ================

3.     CREDIT FACILITIES

The Company's principal bank has agreed to provide short-term unsecured credit facilities of 1.0 million Deutsche marks and $1.0 million Canadian dollars. The facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings will bear interest at the bank's prime rate (8.75% as of February 3, 2000). The credit facilities expire on May 31, 2000, unless canceled earlier by the Company or the bank. The Company had no borrowings outstanding under these credit facilities at December 31, 1999.

The Company has a long-term $15.0 million unsecured Revolving Credit Agreement (Revolver) that expires on May 31, 2001. Proceeds under the Revolver may be used for general corporate purposes and can be designated as a Floating Rate Loan or as a Eurodollar Rate Loan. Interest on Floating Rate borrowings is calculated daily at 1/2% below the bank's prime rate (8.75% as of February 3, 2000) and is payable on the last day of each month. Interest on Eurodollar Rate borrowings is calculated at a Eurodollar Rate for the period chosen (approximately 7.5% as of February 3, 2000) and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of the Revolver. The Revolver prohibits the Company from paying dividends.

In addition, the Revolver contains various financial covenants that, among other things, restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, depreciation and amortization, and taxes. The Company had $4.4 million outstanding under the Revolver at December 31, 1999.

4.     FOREIGN EXCHANGE CONTRACTS

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipments. These transactions involve the use of forward contracts. At December 31, 1999 and 1998, the Company had no forward contracts outstanding.

5.     COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):


THREE MONTHS ENDED DECEMBER 31,                        1999               1998
                                                  ---------------    ---------------
Net Income                                             $     959          $    (557)
Other Comprehensive Income:
   Foreign currency translation adjustments                 (682)              (169)
                                                  ---------------    ---------------
Total Comprehensive Income                             $     277          $    (726)
                                                  ===============    ===============


SIX MONTHS ENDED DECEMBER 31,                          1999               1998
                                                  ---------------    ---------------
Net Income                                            $    2,087          $    (168)
Other Comprehensive Income:
   Foreign currency translation adjustments                 (228)               833
                                                  ---------------    ---------------
Total Comprehensive Income                            $    1,859          $     665
                                                  ===============    ===============

6.     EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options and warrants, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance. A reconciliation of both calculations is shown below (in thousands, except per share amounts):

                                                                    WEIGHTED AVG.                  EARNINGS
                                         NET INCOME                 COMMON SHARES                  PER SHARE
THREE MONTHS ENDED DEC. 31,          1999          1998          1999          1998           1999          1998
                                  ------------  ------------  ------------  ------------   ------------  ------------
Basic EPS                              $  959      $  (557)        8,169         8,219          $   .12     $   (.07)
Effect of Dilutive Securities:
   Stock options and warrants               -             -            5             -
                                  ------------  ------------  ------------  ------------
Diluted EPS                            $  959      $  (557)        8,174         8,219          $   .12     $   (.07)
                                  ============  ============  ============  ============

                                                                    WEIGHTED AVG.                  EARNINGS
                                         NET INCOME                 COMMON SHARES                  PER SHARE
SIX MONTHS ENDED DEC. 31,            1999          1998          1999          1998           1999          1998
                                  ------------  ------------  ------------  ------------   ------------  ------------

Basic EPS                            $  2,087      $  (168)        8,169         8,234          $   .26     $   (.02)
Effect of Dilutive Securities:
   Stock options and warrants               -             -           14             -
                                  ------------  ------------  ------------  ------------
Diluted EPS                          $  2,087      $  (168)        8,183         8,234          $   .26      $  (.02)
                                  ============  ============  ============  ============

During the three and six month periods ended December 31, 1999, options to purchase 1,502,000 and 1,218,000 shares of common stock, respectively, were outstanding and were not included in the computation of diluted EPS because the effect would have been anti-dilutive. For the comparable three and six month periods ended December 31, 1998, options to purchase 1,237,000 and 1,059,000 shares of common stock, respectively, were outstanding and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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


          THREE MONTHS ENDED            AUTOMOTIVE          INDUSTRIAL BUSINESSES        CONSOLIDATED
          ------------------------  --------------------    ----------------------   ----------------------
          DECEMBER 31, 1999
          Revenues                    $        13,413         $           5,120        $          18,533
          Operating Income (Loss)               1,187                       523                    1,710
          Total Assets                         56,773                     9,184                   65,957

          DECEMBER 31, 1998
          Revenues                    $        13,217         $           3,626        $          16,843
          Operating Income (Loss)              (1,124)                       26                   (1,098)
          Total Assets                         58,654                     7,754                   66,408


          SIX MONTHS ENDED              AUTOMOTIVE          INDUSTRIAL BUSINESSES        CONSOLIDATED
          ------------------------  --------------------    ----------------------   ----------------------
          DECEMBER 31, 1999
          Revenues                    $        29,596         $           7,408        $          37,004
          Operating Income (Loss)               4,704                      (944)                   3,760
          Total Assets                         56,773                     9,184                   65,957

          DECEMBER 31, 1998
          Revenues                    $        24,800         $           6,525        $          31,325
          Operating Income (Loss)                (699)                       80                     (619)
          Total Assets                         58,654                     7,754                   66,408

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Three Months Ended December 31, 1999, Compared to Three Months Ended December 31, 1998

Overview - The Company reported net income of $959,000, or $0.12 per share, for the second quarter of fiscal 2000, compared to a net loss of $557,000, or $0.07 per share, in the quarter ended December 31, 1998. Net sales of $18.5 million for the three months ended December 31, 1999, were up $1.7 million, or 10%, over the prior year's sales of $16.8 million. Automotive sales accounted for 72% of total sales during the second quarter of fiscal 2000 compared to 79% in the quarter ended December 31, 1998. Industrial Businesses sales represented 28% of total sales for the quarter ended December 31, 1999, compared to 21% in the same quarter of 1998. Gross profit for the second quarter of fiscal 2000 was 55.4% compared to 57.5% in the quarter ended December 31, 1998. The decrease in gross profit was primarily due to product mix and lower margins earned on the Company's P-1000 product that related to the configuration of systems sold. Operating expenses were down $2.2 million in the second quarter of fiscal 2000 compared to the quarter ended December 31, 1998. The favorable comparison in operating expenses was due to higher expenses for a $1.5 million non-cash write-off of an intangible asset in the quarter ended December 31, 1998, and the benefit derived from cost reduction programs initiated during 1999.

Automotive - Sales in the second quarter of fiscal 2000 of $13.4 million were up slightly over sales of $13.2 million in the quarter ended December 31, 1998. P-1000 sales accounted for approximately 50% of net automotive sales in the second quarter of fiscal 2000 compared to approximately 76% in the same period a year ago. The percentage sales decrease reflected our customers migration to the Company's IPNet(TM) product and the mature nature of the P-1000 product. Sales of the Company's new IPNet(TM) product totaled approximately 16% of net automotive sales in the second quarter of fiscal 2000. RGS and NCA systems sales accounted for 30% of net sales in the quarter ended December 31, 1999, compared to 10% one year ago. The variance in RGS and NCA sales was a function of the timing of orders by the Company's customers. Other product sales and training and service accounted for the remainder of net sales in both years.

Industrial Businesses - At the present time, the Industrial Businesses segment's principal market is the Forest Products industry. Sales in the second quarter of fiscal 2000 were $5.1 million, of which $4.6 million was delivered by the Forest Products business unit. Sales in the quarter ended December 31, 1998, of $3.6 million were all delivered by the Forest Products business unit. The increase in sales of $1.5 million from the same period last year was primarily due to a strengthening in the forest products marketplace and new sales in the steel and aerospace industries.

Bookings & Backlog - New order bookings for the three months ended December 31, 1999, were $14.0 million compared to $12.3 million in 1998. Automotive bookings totaled $10.3 million in the fiscal 2000 quarter compared to $9.4 million a year ago. During the quarter ended December 31, 1999, automotive bookings were for:
37% P-1000, 37% IPNet(TM) and 18% RGS and NCA, as compared with 77% P-1000, 12% paint inspection products and 7% service and training for the quarter ended December 31, 1998. Industrial Businesses bookings were $3.7 million in the quarter ended December 31, 1999, compared to $2.9 million a year ago, of which Forest Product bookings represented 78% and 100%, respectively. Backlog at December 31, 1999, was $21.9 million compared to $23.5 million at December

31, 1998. The Company expects to be able to fill substantially all of the orders in backlog by the end of calendar year 2000. During January 2000, the Company received new order bookings in excess of $4.0 million. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Selling, General and Administrative Expenses (SG&A) - SG&A expenses decreased $731,000 from $5.8 million in the quarter ended December 31, 1998, to $5.1 million in the comparable 1999 quarter. The decrease was primarily due to cost reductions in personnel and other operating expenses that reflected the benefit derived from cost reduction programs initiated during 1999.

Engineering, Research and Development Expenses (R&D) - Engineering and R&D expenses remained constant at $3.5 million in both 1999 and 1998 quarters ending December 31. The Company continues to invest in new product development. In the Automotive segment, the first phase of the Wet Film Thickness Measurement System has been installed and is undergoing testing at an alpha site. The second phase of this system is currently being installed at the same customer site. The Company's enhanced PaintScan(TM) system is being evaluated by a customer in its paint line on a real-time full production basis. PaintScan(TM) is a paint defect inspection system that was formerly known as Industrial Dirt Counter. The Company's first installation of its new DriScan(TM) product at an alpha site is currently undergoing testing. DriScan(TM) detects imperfections on bare metal prior to the paint process. DriScan(TM) was formerly known as the Bare Metal product. In the Forest Products division, the ultrasound cant grading system completed beta testing and will be a released product. The grade sawing, carriage optimizer system was installed successfully at a customer site and was released as a new product in the quarter ended December 31, 1999.

Interest Income (Expense), net - The decrease in interest income (expense), net reflected a reduction in interest income from lower average cash balances in the current quarter as compared to the quarter ended December 31, 1998. The decrease was also attributable to higher interest expense from borrowings under the Company's revolving credit line in the quarter ended December 31, 1999.

Outlook - Based on customer shipment schedules, the Company expects sales in the second half of the fiscal year to be seasonally lower than the first half of the fiscal year. The Company continues to expect its overall operating results for the balance of fiscal 2000 to compare favorably with the same period one year ago. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statement.

    Six Months Ended December 31, 1999, Compared to Six Months Ended December 31, 1998

Overview - The Company reported net income of $2.1 million, or $0.26 per share, for the first six months of fiscal 2000, compared to a net loss of $168,000, or $0.02 per share, in the six months ended December 31, 1998. Net sales of $37.0 million for the six months ended December 31, 1999, were up $5.7 million, or 18%, over the prior year's sales of $31.3 million. Automotive sales accounted for approximately 80% of total sales during both six-month periods ended December 31, 1999 and 1998. Industrial Businesses sales represented the balance of approximately 20% in both periods. Gross profit for the first six months of fiscal 2000 was 55.8% compared to 56.6% in the six months ended December 31, 1998. The decrease in gross profit was primarily due to product mix and lower margins earned on the Company's P-1000 product that related to the configuration of systems sold. Operating expenses were down $1.5 million in the first six months of fiscal 2000 compared to the six months ended December 31, 1998. The favorable comparison in operating expenses was primarily due to a $1.5 million non-cash write-off of an intangible asset in the six months ended December 31, 1998. Lower selling, general and administrative expenses of $408,000 were offset by higher engineering, research and development expenses in the comparable six-month periods.

Automotive - Sales in the first six months of fiscal 2000 increased $4.8 million to $29.6 million compared to $24.8 million in the six months ended December 31, 1998. P-1000 sales accounted for approximately 49% of net automotive sales in the first six months of fiscal 2000 compared to approximately 79% in the same period a year ago. The percentage sales decrease reflected our customers' migration to the Company's IPNet(TM) product and the mature nature of the P-1000 product. Sales of the Company's new IPNet(TM) product totaled approximately 22% of net automotive sales in the first six months of fiscal 2000. RGS and NCA systems sales accounted for 23% of net sales in the six months ended December 31, 1999, compared to 10% one year ago. The variance in RGS and NCA sales was a function of the timing of orders by the Company's customers. Other product sales and training and service accounted for the remainder of net sales in both years.

Industrial Businesses - At the present time, the Industrial Businesses segment's principal market is the Forest Products industry. Sales in the first six months of fiscal 2000 were $7.4 million, of which $6.7 million was delivered by the Forest Products business unit. Sales for the same period last year of $6.5 million were all delivered by the Forest Products business unit. Sales were up $900,000 from the same period last year primarily due to new sales in the steel and aerospace industries.

Bookings & Backlog - New order bookings for the six months ended December 31, 1999, were $31.0 million compared to $30.2 million for the same period one year ago. Automotive bookings totaled $24.9 million in the fiscal 2000 six months compared to $24.5 million a year ago. During the six months ended December 31, 1999, automotive bookings were primarily for: 52% P-1000, 24% IPNet(TM) and 17% RGS and NCA as compared with 78% P-1000, 10% paint inspection products and 6% RGS and NCA in the six months ended December 31, 1998. Industrial Businesses bookings were $6.1 million in the six months ended December 31, 1999, compared to $5.7 million a year ago. Forest Product bookings represented 87% and 100% of the Industrial Businesses bookings in the six months ended December 31, 1999 and 1998, respectively. Backlog at December 31, 1999, was $21.9 million compared to $23.5 million at December 31, 1998. The Company expects to be able to fill substantially all of the orders in backlog by the end of calendar year 2000. During January 2000, the Company received new order bookings in excess of $4.0 million. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Selling, General and Administrative Expenses (SG&A) - SG&A expenses decreased $408,000 from $10.8 million in the six months ended December 31, 1998, to $10.4 million in the comparable 1999 six-month period. The decrease was primarily due to cost reductions in personnel and other operating expenses that reflected the benefit derived from cost reduction programs initiated during 1999. Mitigating the favorable decrease in expenses was six months of Sonic related expenses in the current period compared to only three months in the period ended December 31, 1998.

Engineering, Research and Development Expenses (R&D) - Engineering and R&D expenses increased from $6.1 million in the six months ended December 31, 1998, to $6.5 million in the first six months of fiscal 2000. The increase in expenses was primarily due to six months of expenses related to Sonic in the current period as compared to only three months of expenses in the period a year ago. During the six months ended December 31, 1999, the Company started to realize returns on its past investments in new product development, principally from sales of the Company's new IPNet(TM) product. In the Automotive segment, the first phase of the Wet Film Thickness Measurement System has been installed and is undergoing testing at an alpha site. The second phase of this system is currently being installed at the same customer site. The Company's enhanced PaintScan(TM) system is being evaluated by a customer in its paint line on a real-time full production basis. PaintScan(TM) is a paint defect inspection system that was formerly known as Industrial Dirt Counter. The Company's first installation of its new DriScan(TM) product at an alpha site is currently undergoing testing. DriScan(TM) detects imperfections on bare metal prior to the paint process. DriScan(TM) was formerly known as the Bare Metal product. In the Forest Products division, the ultrasound cant grading system completed beta testing and will be a released product. The grade sawing, carriage optimizer system was installed successfully at a customer site and was released as a new product during the six months ended December 31, 1999.

Interest Income (Expense), net - The decrease in interest income (expense), net reflected a reduction in interest income from lower average cash balances in the six months ended December 31, 1999, as compared to December 31, 1998. The decrease was also attributable to higher interest expense from borrowings under the Company's revolving credit line in the six months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $6.0 million at December 31, 1999, compared to $4.2 million at June 30, 1999. The increase of $1.8 million in cash for the six months resulted from $1.6 million of cash provided from operations and $1.2 million of cash provided from financing activities that were partially offset by $703,000 of cash used for capital spending.

The $1.6 million of cash provided from operations reflected the Company's net income for the period and $1.8 million of cash received for the carry-back of tax losses, which offset other uses in working capital of $3.7 million. Receivables, net of foreign translation adjustments, increased $5.8 million primarily as a result of the high level of sales during the six months. Inventory increased $109,000 to support near-term delivery requirements. Offsetting these increases in working capital was a $2.0 million increase in current liabilities, primarily representing an increase in payroll and tax liabilities.

Financing activities during the six months reflected $1.2 million in net borrowings of the Company's revolving line of credit. The Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated fiscal 2000 cash flow requirements.

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

YEAR 2000 READINESS DISCLOSURE

YEAR 2000 OVERVIEW

An issue affecting the Company is the potential inability of many computer systems and applications to process information in the Year 2000 and beyond. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations (the "Year 2000" capability issue). Programs that will operate in the Year 2000 unaffected by the change in year from 1999 to 2000 are referred to herein as "Year 2000 compliant". It is possible some Year 2000 issues may not be discovered until well after January 1, 2000. The disclosure below is intended to summarize the Company's actions to minimize the risks. Certain portions of the discussion set forth below contain "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, including, but not limited to, those relating to the compliance of the Company's products and systems to operate under the Year 2000 issue, future costs to remediate Year 2000 issues, the Company's requirements and the impact on the Company of an inability of it or its key suppliers and customers to fully address Year 2000 issues. Actual results could differ materially from those in the forward looking statement due to a number of uncertainties set forth below.

YEAR 2000 STATE OF READINESS

The Company tested the current version of its principal products and believes that the current versions, and all versions currently under warranty, are capable of operating in the Year 2000. The Company's products operate on computers and operating systems supplied by third party vendors. The Company's customers have been advised to conduct their own forward-date tests on such systems and to contact the third party vendors regarding available upgrades or other remediation efforts. To date, the Company is not aware of any significant Year 2000 issues directly affecting the current version of its products.

The Company's principal customers are automotive companies and forest and wood product processors and system integrators who sell to such customers. To date, the Company is not aware of any significant Year 2000 issues affecting its principal customers.

Prior to Year 2000, the Company contacted its principal suppliers and utilities (all of which are referred to as "Third Party Suppliers") to determine if they were Year 2000 capable. The failure of one or more critical Third Party Suppliers (including utility and similar providers) to be Year 2000 capable such that its supply of needed products or services is interrupted could result in the Company not being able to produce one or more of its systems for a period of time, which in turn could result in lost sales and profits. To date, the Company is not aware of any significant Year 2000 issues affecting its Third Party Suppliers.

The Company established a project team to identify internal systems, which are not Year 2000 capable and complete the work required to mitigate the Year 2000 issue. Remediation of the Company's and its subsidiaries principal information technology ("IT") systems and personal computer networks was completed prior to Year 2000. These systems tested compliant and are believed to be Year 2000 capable. A failure because of an undiscovered problem of one or more of the Company's internal systems to be

Year 2000 capable, particularly the Company's principal IT systems, could require the Company to manually process information or could prevent or limit access to mission critical information. To date, the Company has not experienced any significant Year 2000 issues associated with its IT and personal computer networks.

The Company's non-IT systems consist principally of security, climate control, telephone and data communication systems. The Company has contacted the vendors that support these systems at the Company's headquarter, each of which believes its system to be Year 2000 compliant. To date, the Company has not experienced any significant Year 2000 issues associated with its non-IT systems.

YEAR 2000 COSTS

Most of the costs incurred by the Company to date on Year 2000 compliance issues have been internal staff costs and costs relating to normal product upgrades, which the Company has not separately tracked.

As a result, the Company is not able to reasonably estimate the amount of such expenditures, although the Company believes it has spent less than $100,000 on such expenditures. The Company does not believe that it will incur future costs relating to Year 2000 compliance issues. These cost estimates are subject to a number of uncertainties, which could result in actual costs exceeding the estimated amounts described above. Costs related to the Year 2000 issue are funded through operating cash flow. The Year 2000 costs have not caused the Company to defer any other significant information technology programs.

YEAR 2000 RISKS

The Company's Year 2000 project team has evaluated business disruption scenarios, principally related to the Company's internal systems for processing information and the purchase of goods and services to maintain timely production. The team has developed and implemented the plans disclosed previously under "Year 2000 State of Readiness". Estimates of time, costs and risks associated with the Year 2000 issue are based on currently available information. Developments that could affect estimates include, but are not limited to, the ability to locate and correct all relevant computer code and systems; cooperation and remediation success of the Company's suppliers and customers (and their suppliers and customers); the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at the Company or its suppliers or customers (and their suppliers and customers); unanticipated difficulties with the assessment or remediation process resulting in the need to replace more systems or hire more personnel or third party firms to assist in the process than expected and the Company being required to assist any of its Third Party Suppliers to become Year 2000 compliant.

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

MARKET RISK INFORMATION

Perceptron's primary market risk is related to foreign exchange rates. This risk is derived from sales by its international operations, which are primarily located in Germany and The Netherlands and for which products are produced in the U.S. The Company is also subject to interest rate risk in connection with its borrowings. At December 31, 1999, the Company did not have any market risk instruments for trading purposes.

FOREIGN CURRENCY RISK

The Company has limited foreign currency exchange risk in its international operations due to the percentage of contracts entered into in U.S. dollars and the short time period between sales commitment and delivery for contracts in the non-U.S. currencies. The Company's percentage of sales commitments in U.S. dollars at December 31, 1999, was 76%. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Euro Conversion".

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At December 31, 1999, the Company had no forward contracts outstanding.

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

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to a suit filed by Analog Technologies, Inc. ("Analog") on October 8, 1999 in the Circuit Court for the County of Oakland, Michigan. The suit alleges that the Company breached a non-disclosure agreement and misappropriated Analog's confidential information and trade secrets in connection with the Company's development of a potential new product. The potential new product involved is one of a number of new products under development by the Company, which have not been discussed in the Company's filings with the Securities and Exchange Commission. Analog seeks equitable relief and unspecified compensatory damages in excess of $25,000. The Company believes that Analog's claims are without merit and intends to vigorously defend Analog's claims.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

                  10.32 Forms of Non-Qualified Stock Option Agreements under the Director Stock Option Plan after September 1, 1999.

                  27.        Financial Data Schedule

         (B)      Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PERCEPTRON, INC.
                                (Registrant)


Date:    February 9, 2000       By:  /S/ Alfred A. Pease
                                     -------------------------------------------
                                      Alfred A. Pease
                                      President and Chief Executive Officer


Date:    February 9, 2000       By:  /S/ John J. Garber
                                     -------------------------------------------
                                      John J. Garber
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)


Date:    February 9, 2000       By:  /S/ Sylvia M. Smith
                                     -------------------------------------------
                                      Sylvia M. Smith
                                      Controller and Chief Accounting Officer
                                      (Principal Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
10.32                         Forms of Non-Qualified Stock Option Agreements
                              under the Director Stock Option Plan after
                              September 1, 1999.

27.                           Financial Data Schedule