Form 10-Q
period 2000-03-31
PERCEPTRON INC/MI
filed 2000-05-15
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.


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

The number of shares outstanding of each of the issuer's classes of common stock as of May 10, 2000, was:

   Common Stock, $0.01 par value                           8,170,208
   -----------------------------                   --------------------------
              Class                                     Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
COVER                                                                              1

INDEX                                                                              2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                      3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk               15

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                        16
Item 6.  Exhibits and Reports on Form 8-K                                         16

SIGNATURES                                                                        17


                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          MARCH 31,             JUNE 30,
(In Thousands)                                                                              2000                  1999
                                                                                       ------------          -------------
                                                                                       (Unaudited)
ASSETS

         CURRENT ASSETS
            Cash and cash equivalents                                                  $      5,684          $       4,205
            Receivables:
                Billed receivables, net of allowance for doubtful accounts
                   of $276,000 and $218,000, respectively                                    19,503                 21,128
                Unbilled and other receivables                                                6,105                  4,611
            Inventory, net of reserves of $945,000 and $600,000, respectively                12,996                 12,323
            Deferred taxes and other current assets                                           1,035                  1,307
                                                                                       ------------          -------------
                Total current assets                                                         45,323                 43,574
                                                                                       ------------          -------------

         PROPERTY AND EQUIPMENT
            Building and land                                                                 5,990                  5,990
            Machinery and equipment                                                           9,141                  9,774
            Furniture and fixtures                                                            1,427                  1,469
                                                                                       ------------          -------------

                                                                                             16,558                 17,233
            Less  -  Accumulated depreciation and amortization                               (5,766)                (6,121)
                                                                                       ------------          -------------

                Net property and equipment                                                   10,792                 11,112
                                                                                       ------------          -------------


         OTHER ASSETS
            Intangible assets, net of accumulated amortization
                of $566,000 and $279,000, respectively                                        1,407                  1,692
            Deferred tax asset                                                                2,553                  4,956
                                                                                       ------------          -------------

                Total other assets                                                            3,960                  6,648
                                                                                       ------------          -------------

         TOTAL ASSETS                                                                  $     60,075          $      61,334
                                                                                       ============          =============


LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES
            Accounts payable                                                           $      3,728          $       3,550
            Accrued liabilities and expenses                                                  3,276                  4,619
            Income taxes payable                                                              1,610                    633
            Accrued compensation                                                              1,706                    203
                                                                                       ------------          -------------

                Total current liabilities                                                    10,320                  9,005
                                                                                       ------------          -------------


         LONG-TERM LIABILITIES
            Notes payable                                                                     1,040                  4,265
                                                                                       ------------          -------------

                Total long-term liabilities                                                   1,040                  4,265
                                                                                       ------------          -------------


                Total liabilities                                                            11,360                 13,270
                                                                                       ------------          -------------


         SHAREHOLDERS' EQUITY
            Preferred stock - no par value, authorized 1,000,000 shares, issued none              -                      -
            Common stock, $0.01 par value, authorized 19,000,000 shares, issued and outstanding 8,170,000 at March 31, 2000 and 8,169,000 at
                June 30, 1999, respectively                                                      82                     82
            Accumulated other comprehensive income (loss)                                    (4,360)                (3,340)
            Additional paid-in capital                                                       41,010                 40,979
            Retained earnings                                                                11,983                 10,343
                                                                                       ------------          -------------

                Total shareholders' equity                                                   48,715                 48,064
                                                                                       ------------          -------------


         TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                             $     60,075          $      61,334
                                                                                      =============          =============


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED MARCH 31          NINE MONTHS ENDED MARCH 31,
(In Thousands, Except Per Share Amounts)                  2000         1999                      2000         1999
                                                        --------     --------                 --------      --------
NET SALES                                               $ 13,721     $  8,934                 $ 50,725      $ 40,259

COST OF SALES                                              6,218        4,697                   22,570        18,287

                                                        --------     --------                 --------      --------
        GROSS PROFIT                                       7,503        4,237                   28,155        21,972
                                                        --------     --------                 --------      --------


OPERATING EXPENSES
        Selling, general and administrative                4,981        5,064                   15,404        15,895
        Engineering, research and development              2,896        3,233                    9,365         9,284
        Non-cash intangible asset write-off                   --           --                       --         1,472
                                                        --------     --------                 --------      --------
           Total operating expenses                        7,877        8,297                   24,769        26,651
                                                        --------     --------                 --------      --------


        OPERATING INCOME (LOSS)                             (374)      (4,060)                   3,386        (4,679)
                                                        --------     --------                 --------      --------


OTHER INCOME AND (DEDUCTIONS)
        Interest income (expense), net                       (63)          (8)                    (241)          230
        Foreign currency and other                           (25)          82                      (94)           88
                                                        --------     --------                 --------      --------

           Total other income and (deductions)               (88)          74                     (335)          318
                                                        --------     --------                 --------      --------


INCOME (LOSS) BEFORE INCOME TAXES                           (462)      (3,986)                   3,051        (4,361)

INCOME TAX EXPENSE (BENEFIT)                                 (15)      (1,355)                   1,411        (1,562)
                                                        --------     --------                 --------      --------

        NET INCOME (LOSS)                               $   (447)    $ (2,631)                $  1,640      $ (2,799)
                                                        ========     ========                 ========      ========



EARNINGS (LOSS) PER SHARE
        BASIC                                             ($0.05)      ($0.32)                $   0.20        ($0.34)
        DILUTED                                           ($0.05)      ($0.32)                $   0.20        ($0.34)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        BASIC                                              8,170        8,200                    8,170         8,228
        DILUTED                                            8,170        8,200                    8,201         8,228



The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)



                                                                                              NINE MONTHS ENDED MARCH 31,
(In Thousands)                                                                               2000                      1999
                                                                                         --------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                               $        1,640          $      (2,799)
         Adjustments to reconcile net income to net cash provided from
           (used for) operating activities:
                 Depreciation and amortization                                                    1,748                  2,019
                 Deferred income taxes                                                            1,906                 (2,818)
                 Other                                                                              169                  1,459
                 Changes in assets and liabilities, exclusive of changes shown
                    separately                                                                      713                 (1,515)
                                                                                         --------------          -------------

                        Net cash provided from (used for) operating activities                    6,176                 (3,654)
                                                                                         --------------          -------------


CASH FLOWS FROM FINANCING ACTIVITIES
         Revolving credit borrowings                                                             12,790                  1,972
         Revolving credit repayments                                                            (16,015)                (1,573)
         Repurchase of company stock                                                                  -                   (459)
         Proceeds from stock plans                                                                   30                    266
                                                                                         --------------          -------------

                        Net cash provided from (used for) financing activities                   (3,195)                   206
                                                                                         --------------          -------------


CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                                    (1,255)                (1,636)
         Purchase of Sonic assets                                                                     -                 (1,114)
                                                                                          -------------          -------------

                        Net cash used for investing activities                                   (1,255)                (2,750)
                                                                                         --------------          -------------


EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                       (247)                   (99)
                                                                                         --------------         --------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              1,479                 (6,297)
CASH AND CASH EQUIVALENTS, JULY 1                                                                 4,205                 10,699
                                                                                         --------------          -------------

CASH AND CASH EQUIVALENTS, MARCH 31                                                      $        5,684          $       4,402
                                                                                         ==============          =============


CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
         Billed, unbilled and other receivables, net                                     $         (737)         $        (291)
         Inventories                                                                               (634)                (1,212)
         Accounts payable                                                                           178                   (312)
         Other current assets and liabilities                                                     1,906                    300
                                                                                         --------------          -------------

                                                                                         $          713          $      (1,515)
                                                                                         ==============          =============



The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with Perceptron's 1999 Transition Report on Form 10-K. As a result of the fiscal year change, any references herein to the six-month period ended June 30, 1999, represent amounts derived from audited financial statements. Certain reclassifications may have been made to the prior year's financial statements to conform with the fiscal year 2000 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary, including normal recurring adjustments, for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2.   INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first in, first out (FIFO) method. Inventory, net of reserves, is comprised of the following (in thousands):



                                       MARCH 31,          JUNE 30,
                                         2000               1999
                                    ----------------   ----------------
Component Parts                     $          8,083   $          6,553
Work In Process                                1,483              1,683
Finished Goods                                 3,430              4,087
                                    ----------------   ----------------
Total                               $         12,996   $         12,323
                                    ================   ================



3.   CREDIT FACILITIES

The Company's principal bank has agreed to provide short-term unsecured credit facilities of 1.0 million Deutsche marks and $1.0 million Canadian dollars. The facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings will bear interest at the bank's prime rate (9% as of May 1, 2000). The credit facilities expire on May 31, 2000, unless canceled earlier by the Company or the bank. The Company expects to renew these credit facilities prior to May 31, 2000. The Company had no borrowings outstanding under these credit facilities at March 31, 2000.

The Company has a long-term $15.0 million unsecured Revolving Credit Agreement (Revolver) that expires on May 31, 2001. Proceeds under the Revolver may be used for general corporate purposes and can be designated as a Floating Rate Loan or as a Eurodollar Rate Loan. Interest on Floating Rate borrowings is calculated daily at 1/2% below the bank's prime rate (9% as of May 1, 2000) and is payable on the last day of each month. Interest on Eurodollar Rate borrowings is calculated at a Eurodollar Rate for the period chosen (approximately 8.1% as of May 1, 2000) and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of the Revolver. The Revolver prohibits the Company from paying dividends.

In addition, the Revolver contains various financial covenants that, among other things, restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, depreciation and amortization, and taxes. The Company had no borrowings outstanding under the Revolver at March 31, 2000.

4.   FOREIGN EXCHANGE CONTRACTS

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipments. These transactions involve the use of forward contracts. At March 31, 2000 and 1999, the Company had no forward contracts outstanding.

5.   COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):



THREE MONTHS ENDED MARCH 31,                           2000               1999
                                                  ---------------    ---------------
Net Income                                        $          (447)   $        (2,631)
Other Comprehensive Income:
   Foreign currency translation adjustments                  (792)            (1,191)
                                                  ---------------    ---------------

Total Comprehensive Income                        $        (1,239)   $        (3,822)
                                                  ===============    ===============

 NINE MONTHS ENDED MARCH 31,                           2000               1999
                                                  ---------------    ---------------
Net Income                                        $         1,640    $        (2,799)
Other Comprehensive Income:
   Foreign currency translation adjustments                (1,020)              (358)
                                                  ---------------    ---------------
Total Comprehensive Income                        $           620    $        (3,157)
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



                                                                    WEIGHTED AVG.                  EARNINGS
                                         NET INCOME                 COMMON SHARES                  PER SHARE
THREE MONTHS ENDED MAR. 31,          2000          1999          2000          1999           2000          1999
                                  ------------  ------------  ------------  ------------   ------------  ------------
Basic EPS                         $       (447) $     (2,631)        8,170         8,200   $       (.05) $       (.32)

Effect of Dilutive Securities:
   Stock options and warrants                -             -             -             -

                                  ------------  ------------  ------------  ------------
Diluted EPS                       $       (447) $     (2,631)        8,170         8,200   $       (.05) $       (.32)
                                  ============  ============  ============  ============

                                                                    WEIGHTED AVG.                  EARNINGS
                                         NET INCOME                 COMMON SHARES                  PER SHARE
NINE MONTHS ENDED MAR. 31,           2000          1999          2000          1999           2000          1999
                                  ------------  ------------  ------------  ------------   ------------  ------------
Basic EPS                          $     1,640  $     (2,799)        8,170         8,228   $        .20  $       (.34)

Effect of Dilutive Securities:
   Stock options and warrants                -             -            31             -
                                  ------------  ------------  ------------  ------------
Diluted EPS                       $      1,640  $     (2,799)        8,201         8,228   $        .20  $       (.34)
                                  ============  ============  ============  ============


During the three and nine month periods ended March 31, 2000, options to purchase 1,165,000 and 1,194,000 shares of common stock, respectively, were outstanding and were not included in the computation of diluted EPS because the effect would have been anti-dilutive. For the comparable three and nine month periods ended March 31, 1999, options to purchase 1,209,000 and 1,044,000 shares of common stock, respectively, were outstanding and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

7.   COMMITMENTS AND CONTINGENCIES

The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than the matters discussed in the Company's 1999 Transition Report on Form 10-K and this Form 10-Q.

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



THREE MONTHS ENDED            AUTOMOTIVE          INDUSTRIAL BUSINESSES        CONSOLIDATED
------------------------  --------------------    ----------------------   ----------------------
MARCH 31, 2000
Revenues                  $              9,986    $                3,735   $               13,721
Operating Income (Loss)                    347                      (721)                    (374)
Total Assets                            51,610                     8,465                   60,075

MARCH 31, 1999
Revenues                  $              8,136    $                  798   $                8,934
Operating (Loss)                        (1,899)                   (2,161)                  (4,060)
Total Assets                            52,739                     7,506                   60,245



NINE MONTHS ENDED             AUTOMOTIVE          INDUSTRIAL BUSINESSES        CONSOLIDATED
------------------------  --------------------    ----------------------   ----------------------
MARCH 31, 2000
Revenues                  $             39,582    $               11,143   $               50,725
Operating Income (Loss)                  5,051                    (1,665)                   3,386
Total Assets                            51,610                     8,465                   60,075

MARCH 31, 1999
Revenues                  $             32,936    $                7,323   $               40,259
Operating (Loss)                        (2,598)                   (2,081)                  (4,679)
Total Assets                            52,739                     7,506                   60,245



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000, Compared to Three Months Ended March 31, 1999

Overview - The Company reported a net loss of $447,000, or $0.05 per share, for the third quarter of fiscal 2000, compared to a net loss of $2.6 million, or $0.32 per share, in the quarter ended March 31, 1999. Net sales of $13.7 million for the three months ended March 31, 2000, were up $4.8 million, or 53.6%, over the prior year's sales of $8.9 million. Automotive sales accounted for 73% of total sales during the third quarter of fiscal 2000 compared to 91% in the quarter ended March 31, 1999. Industrial Businesses sales represented 27% of total sales for the quarter ended March 31, 2000, compared to 9% in the same quarter of 1999. Gross profit for the third quarter of fiscal 2000 was 54.7% compared to 47.4% in the quarter ended March 31, 1999. The increase in gross profit was primarily due to the higher level of sales in the current quarter versus the level one year ago and product mix. Operating expenses were down $420,000 in the third quarter of fiscal 2000 compared to the quarter ended March 31, 1999. The favorable comparison in operating expenses was due to the benefit derived from cost reduction programs initiated during 1999.

Automotive - Sales in the third quarter of fiscal 2000 of $10.0 million were up $1.9 million over sales of $8.1 million in the quarter ended March 31, 1999. P-1000 sales accounted for approximately 44% of net automotive sales in the third quarter of fiscal 2000 compared to approximately 66% in the same period a year ago. The percentage sales decrease reflected our customers' migration to the Company's IPNet(TM) product and the mature nature of the P-1000 product. Sales of the Company's new IPNet(TM) product totaled approximately 20% of net automotive sales in the third quarter of fiscal 2000. RGS and NCA systems sales accounted for 22% of net sales in the quarter ended March 31, 2000, compared to 17% one year ago. The variance in RGS and NCA sales was a function of the timing of orders by the Company's customers. Other product sales and training and service accounted for the remainder of net sales in both years.

Industrial Businesses - At the present time, the Industrial Businesses segment's principal market is the Forest Products industry. Sales in the third quarter of fiscal 2000 were $3.7 million, of which $2.8 million was delivered by the Forest Products business unit. Sales of $798,000 in the quarter ended March 31, 1999, were all delivered by the Forest Products business unit. The increase in sales of $2.9 million from the same period last year was primarily due to a strengthening in the forest products marketplace coupled with sales of newly introduced products to the forest products industry and new sales in the steel and aerospace industries.

Bookings & Backlog - New order bookings for the three months ended March 31, 2000, were $16.2 million compared to $16.4 million in the same quarter of 1999. Automotive bookings totaled $11.8 million in the fiscal 2000 quarter compared to $14.7 million a year ago. During the quarter ended March 31, 2000, automotive bookings represented: 55% P-1000, 27% IPNet(TM) and 12% RGS and NCA, as compared with 28% P-1000, 36% IPNet(TM) and 36% RGS and NCA for the quarter ended March 31, 1999. Industrial Businesses bookings were $4.4 million in the quarter ended March 31, 2000, compared to $1.7 million a year ago, of which Forest Product bookings represented 86% and 71%, respectively. Backlog at March 31, 2000, was $24.4 million compared to $30.9 million at March 31, 1999. The Company expects to be able to fill substantially all of the orders in backlog during the next twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Selling, General and Administrative Expenses (SG&A) - SG&A expenses decreased $83,000 from $5.1 million in the quarter ended March 31, 1999, to $5.0 million in the comparable current quarter. The decrease was primarily due to cost reduction programs initiated during 1999 that more than offset the impact of annual inflation.

Engineering, Research and Development Expenses (R&D) - Engineering and R&D expenses decreased $337,000 from $3.2 million in the quarter ended March 31, 1999, to $2.9 million in the quarter ended March 31, 2000. The decrease was primarily due to lower expenditures for engineering materials and contract services during the comparable periods. The Company continues to invest in new product development. In the Automotive segment, the first phase of the Wet Film Thickness Measurement System which is for inspecting the primer in line at a production plant, continues in testing mode at an alpha site. The installation of the second phase of the Wet Film Thickness Measurement System which is for measuring the wet paint base coat, is nearing completion. The Company's enhanced PaintScan(TM) system continues to be evaluated by a customer in its paint line on a real-time full production basis. PaintScan(TM) is a paint defect inspection system that was formerly known as Industrial Dirt Counter. The Company's first installation of its new DriScan(TM) product at an alpha site also continues to undergo testing. DriScan(TM) detects imperfections on bare metal prior to the paint process. DriScan(TM) was formerly known as the Bare Metal product. In the Forest Products division, the ultrasound cant grading system was installed successfully at a customer site and was released as a new product during the quarter ended March 31, 2000.

Interest Income (Expense), net - The increase in interest income (expense), net reflected higher average borrowings on the Company's revolving line of credit during the quarter ended March 31, 2000 compared to the quarter a year ago.

Outlook - The Company continues to expect its overall operating results for the fourth quarter of fiscal 2000 to compare favorably with the same period one year ago. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statement.

 Nine Months Ended March 31, 2000, Compared to Nine Months Ended March 31, 1999

Overview - The Company reported net income of $1.6 million, or $0.20 per share, for the first nine months of fiscal 2000, compared to a net loss of $2.8 million or $0.34 per share, in the nine months ended March 31, 1999. Net sales of $50.7 million for the nine months ended March 31, 2000, were up $10.5 million, or 26%, over the prior year's sales of $40.3 million. Automotive sales accounted for approximately 78% and 82% of total sales during the nine-month periods ended March 31, 2000 and 1999, respectively. Industrial Businesses sales represented the balance of approximately 22% and 18% in both periods, respectively. Gross profit for the first nine months of fiscal 2000 was 55.5% compared to 54.6% in the nine months ended March 31, 1999. The increase in gross profit was primarily due to product mix and the higher level of sales in the current period when compared to the same nine-month period ended March 31, 1999. Operating expenses were down $1.9 million in the first nine months of fiscal 2000 compared to the nine months ended March 31, 1999. The favorable comparison in operating expenses was primarily due to a $1.5 million non-cash write-off of an intangible asset in the nine months ended March 31, 1999. Lower selling, general and administrative expenses of $491,000 were partially offset by higher engineering, research and development expenses in the comparable nine-month periods.

Automotive - Sales in the first nine months of fiscal 2000 increased $6.6 million to $39.6 million compared to $33.0 million in the nine months ended March 31, 1999. P-1000 sales accounted for approximately 48% of net automotive sales in the first nine months of fiscal 2000 compared to approximately 75% in the same period a year ago. The percentage sales decrease reflected our customers' migration to the Company's IPNet(TM) product and the mature nature of the P-1000 product. Sales of the Company's new IPNet(TM) product totaled approximately 22% of net automotive sales in the first nine months of fiscal 2000. RGS and NCA systems sales accounted for 23% of net sales in the nine months ended March 31, 2000, compared to 12% one year ago. The variance in RGS and NCA sales was a function of the timing of orders by the Company's customers. Other product sales and training and service accounted for the remainder of net sales in both years.

Industrial Businesses - At the present time, the Industrial Businesses segment's principal market is the Forest Products industry. Sales in the first nine months of fiscal 2000 were $11.1 million, of which $9.5 million was delivered by the Forest Products business unit. Sales of $7.3 million for the same period last year were all delivered by the Forest Products business unit. Sales were up $3.8 million from the same period last year primarily due to a strengthening in the forest products marketplace coupled with sales of newly introduced products to the forest products industry and new sales in the steel and aerospace industries.

Bookings & Backlog - New order bookings for the nine months ended March 31, 2000, were $47.2 million compared to $46.6 million for the same period one year ago. Automotive bookings totaled $36.7 million in the fiscal 2000 nine-month period compared to $39.2 million a year ago. During the nine months ended March 31, 2000, automotive bookings were primarily for: 53% P-1000, 25% IPNet(TM) and 16% RGS and NCA as compared with 59% P-1000, 17% RGS and NCA, 14% IPNet(TM) and 7% paint inspection products in the nine months ended March 31, 1999. Industrial Businesses bookings were $10.5 million in the nine months ended March 31, 2000, compared to $7.4 million a year ago. Forest Product bookings represented 87% and 93% of the Industrial Businesses bookings in the nine months ended March 31, 2000 and 1999, respectively.

Selling, General and Administrative Expenses (SG&A) - SG&A expenses decreased $491,000 from $15.9 million in the nine months ended March 31, 1999, to $15.4 million in the comparable fiscal 2000 nine-month period. The decrease was primarily due to cost reductions in personnel and other operating expenses that reflected the benefit derived from cost reduction programs initiated during 1999. Mitigating the favorable decrease in expenses was nine months of Sonic related expenses in the current period compared to only six months in the period ended March 31, 1999.

Engineering, Research and Development Expenses (R&D) - Engineering and R&D expenses increased slightly from $9.3 million in the nine months ended March 31, 1999, to $9.4 million in the first nine months of fiscal 2000. The increase in expenses was primarily due to nine months of expenses related to Sonic in the current period as compared to only six months of expenses in the period a year ago, offset partially by lower expenditures for engineering materials and contract services. During the nine months ended March 31, 2000, the Company started to realize returns on its past investments in new product development, principally from sales of the Company's new IPNet(TM) product.

Interest Income (Expense), net - The decrease in interest income (expense), net reflected a reduction in interest income from lower average cash balances in the nine months ended March 31, 2000, as compared to the same period ended March 31, 1999. The decrease was also attributable to higher interest expense from higher borrowings under the Company's revolving credit line in the nine months ended March 31, 2000, as compared to the same period ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $5.7 million at March 31, 2000, compared to $4.2 million at June 30, 1999. The increase of $1.5 million in cash resulted from $6.2 million of cash provided from operations that were partially offset by $3.2 million of cash used to repay net revolving credit borrowings and $1.3 million of cash used for capital spending.

The $6.2 million of cash provided from operations principally reflected the Company's net income for the period and $1.8 million of cash received for the carry-back of tax losses. Receivables, net of foreign translation adjustments, increased $737,000, which reflected collections from previous period sales, almost offsetting current period sales. Inventory increased $634,000 to support near-term delivery requirements. Offsetting these increases in working capital was a $1.9 million increase in other current assets and liabilities, primarily representing an increase in accrued incentive compensation and tax liabilities.

Financing activities during the nine-month period reflected $3.2 million in net repayments on the Company's revolving line of credit. At March 31, 2000, the Company did not have any borrowings outstanding on its revolving line of credit. The Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated requirements over the next twelve months.

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

YEAR 2000 READINESS DISCLOSURE

As of December 31, 1999, the current version of the Company's principal products and critical business systems had been remediated and tested to determine their ability to process the year 2000 date change.

The remediation and testing included contacting principal suppliers and utilities and non-IT system vendors. To date, the Company is not aware of any significant Year 2000 issues directly affecting the current version of its products. The Company is also not aware of any significant Year 2000 issues affecting its principal customers or suppliers. Based on operations since the date change, the Company does not expect any significant impact to its business as a result of the year 2000 date change.

Most of the costs incurred by the Company on Year 2000 compliance issues have been internal staff costs and costs relating to normal product upgrades, which the Company has not separately tracked. As a result, the Company is not able to reasonably estimate the amount of such expenditures, although the Company believes it has spent less than $100,000 on such expenditures. The Company does not believe that it will incur future costs relating to Year 2000 compliance issues.

MARKET RISK INFORMATION

Perceptron's primary market risk is related to foreign exchange rates. This risk is derived from sales by its international operations, which are primarily located in Germany and The Netherlands and for which products are produced in the U.S. The Company is also subject to interest rate risk in connection with its borrowings. At March 31, 2000, the Company did not have any market risk instruments for trading purposes.

FOREIGN CURRENCY RISK

The Company has limited foreign currency exchange risk due to the percentage of contracts entered into in U.S. dollars and the short time period between sales commitment and delivery for contracts in the non-U.S. currencies. The Company's percentage of sales commitments in U.S. dollars at March 31, 2000, was 88%. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Euro Conversion".

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At March 31, 2000, the Company had no forward contracts outstanding.

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

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operation may be "forward looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2000 and future revenue, order booking levels and earnings levels, the timing of new product releases and the expansion of the Company into new markets.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes and the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive and Forest Products industries, both of which have from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in these industries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As previously disclosed in the Company's Form 10-Q for the quarter ended December 31, 1999, the Company is a party to a suit filed by Analog Technologies, Inc. ("Analog") on October 8, 1999 in the Circuit Court for the County of Oakland, Michigan. On February 15, 2000, the Oakland County Circuit Court denied Analog's motion for preliminary injunction against the Company. Analog also seeks unspecified compensatory damages in excess of $25,000. The Company believes that Analog's claims are without merit and intends to vigorously defend Analog's claims.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)   Exhibits

                10.33 Second Amendment to the Perceptron, Inc. Directors Stock Option Plan (Amended and Restated October 31,
                         1996).

                27.      Financial Data Schedule

          (B)   Reports on Form 8-K

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PERCEPTRON, INC.
                                         (Registrant)


Date:  May 10, 2000              By:  /S/ Alfred A. Pease
                                      -------------------------------------
                                      Alfred A. Pease
                                      President and Chief Executive Officer


Date:  May 10, 2000              By:  /S/ John J. Garber
                                      ------------------------------------------
                                      John J. Garber
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)


Date:  May 10, 2000              By:  /S/ Sylvia M. Smith
                                      -----------------------------------------
                                      Sylvia M. Smith
                                      Controller and Chief Accounting Officer
                                      (Principal Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                 Description
-----------                 -----------
10.33                       Second Amendment to the Perceptron, Inc.
                            Directors Stock Option Plan (Amended and Restated
                            October 31, 1996).

27                          Financial Data Schedule

