Form 10-K
period 2000-06-30
PERCEPTRON INC/MI
filed 2000-09-27
CIK 887226

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000 OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
TRANSITION PERIOD FROM          TO         .

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 13, 2000, as reported by The Nasdaq Stock Market, was approximately $28,500,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 13, 2000, was 8,173,001.



                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

         Document                                  Incorporated by reference in:
         --------                                  -----------------------------
Proxy Statement for 2000
Annual Meeting of Shareholders                     Part III, Items 10-13

--------------------------------------------------------------------------------

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

GENERAL

Perceptron, Inc. ("Perceptron" or the "Company") designs, develops, manufactures and markets information-based measurement and inspection focused solutions for process improvement. Among the solutions offered by the Company are: (1) Gauging systems that provide for 100% inline measurement for reduction of process variation; (2) Systems that guide robots in a variety of automated assembly applications throughout the plant; (3) Systems that inspect painted surfaces, measure film thickness, and identify defects on those surfaces, and; (4) Sawmill systems that optimize the lumber production process in the Forest Products industry. Perceptron's product offerings are designed to improve quality, increase productivity and decrease costs in the automotive and forest products industries, as well as in a variety of other industries such as steel blast furnace inspection.

The Company has two primary business segments: The Automotive Business segment and the Industrial Businesses segment. The Company has been selling to the automotive industry since its inception in 1981. In 1997, the Company acquired Autospect, Inc. ("Autospect") in order to develop products to expand its offerings to the automotive paint shops. Products that are released or are under development include those that identify defects in bare metal prior to paint, measure the thickness of wet paint non-destructively, and inspect finished painted bodies for a variety of defects as well as measuring paint gloss, distinction of reflected image and orange peel. The Industrial Businesses segment contains the Forest Products business unit and the Emerging Markets business unit. The Forest Products business unit was created with the 1997 acquisitions of Trident Systems, Inc. ("Trident") and Nanoose Systems Corporation ("Nanoose"). In October 1998, the Company expanded its forest products offerings by acquiring the assets and ultrasound intellectual property from Sonic Industries, Inc. and Sonic Technologies, Inc. The Emerging Markets business unit was formed in 1999 and currently focuses primarily on the steel blast furnace inspection and digitizing markets. The Company has engineering, selling, assembly and installation resources in place to support customer requirements in these markets.

The Company's current principal products are based upon proprietary three-dimensional image processing and feature extraction software algorithms combined with two distinct three-dimensional object imaging technologies:
TriCam(TM) and LASAR(TM). TriCam(TM) technology uses structured laser light triangulation techniques to obtain accurate three-dimensional measurements. TriCam(TM) systems are used to measure formed parts for reduction of process variation, to provide robot guidance sensing for automated assembly tasks and to improve the speed and lower the cost of wheel alignment final assembly operations. TriCam(TM) is also used by the Forest Products business unit to measure three-dimensional shapes of trees, logs, boards and by-products. LASAR(TM) provides accurate three-dimensional measurements of a full scene over a larger field of view than does TriCam(TM). The LASAR(TM) product is used by the Industrial Businesses segment for the three-dimensional measurement of stems, logs, and cants in forest product applications and in the inspection of steel blast furnaces.

The Company was incorporated in Michigan in 1981. Its headquarters are located at 47827 Halyard Drive, Plymouth, Michigan 48170-2461, (734) 414-6100. The Company also has operations in Ann Arbor, Michigan; Atlanta, Georgia; Plymouth Meeting, Pennsylvania; British Columbia, Canada; Munich, Germany; Seoul, South Korea; Rotterdam, The Netherlands; Sao Paulo, Brazil and Tokyo, Japan.

MARKETS

The Company services multiple markets, with the largest being the automotive industry. The Company has product offerings encompassing virtually the entire automobile manufacturing line, including stamping, general assembly, paint, trim and final assembly. Perceptron's purchase of Trident and Nanoose in 1997 and Sonic assets in 1998 increased its product and marketing efforts in the forest and wood products markets. Within the forest and wood products markets, Perceptron has products that service virtually every process center in the green mill. The Company believes that there may be potential for its three-dimensional measurement systems in many other industrial and commercial applications. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement".

PRODUCTS AND APPLICATIONS

                           AUTOMOTIVE BUSINESS SEGMENT

Assembly Process Control System ("P-1000"): The P-1000 system, which uses TriCam(TM) sensors, has been sold primarily to automotive manufacturers and their first tier suppliers to measure a variety of formed vehicle body parts as well as assembled vehicle bodies. Installed directly in the customer's manufacturing line, typically in connection with new model re-tooling programs, the P-1000 system rapidly measures critical, absolute and relative dimensions and performs analyses to reduce part-to-part variation and deviations from design intent. By continually measuring and analyzing sources of variation, the manufacturer is able to more quickly identify and correct manufacturing process faults, thereby producing vehicles of higher quality, at a greater throughput, and at lower overall cost. In addition, the P-1000 enables customers to demonstrably shorten new product launch cycle times.

Intelligent Process Network ("IPNet(TM)"): IPNet(TM) is a sophisticated and innovative new internet web-based process control solution that links Internet technology with plant-floor process management. The PC-based IPNet(TM) system provides the capability for collection of in-line measurement information at any point in the build or assembly process and the ability to monitor, analyze and distribute that information throughout a plant or enterprise. IPNet(TM) uses Perceptron's new line of digital sensors and features an Internet Explorer graphical interface, distributed and modular scalability to accommodate various sized systems, and an open architecture that permits the integration of third-party devices.

Robot Guidance System for automated assembly ("RGS"): The RGS system, which is used for flexible automated assembly, incorporates TriCam(TM) sensors, high-speed digital process electronics and proprietary software to provide robots real-time three-dimensional guidance to perform a variety of automated assembly tasks. The RGS system precisely determines the target location onto which a part is to be placed and provides accurate offset information to the robot performing the assembly. This permits highly reliable, accurate, and reproducible assemblies in the manufacturing processes. This product was originally developed in cooperation with Mercedes-Benz, which provided specifications to enable the system to address a broad range of applications and subsequently was enhanced and refined by Perceptron. Many other automotive companies, including General Motors, Ford, Volvo, BMW and Opel, are currently using RGS systems.

The RGS system is currently used primarily by automotive companies in the following applications, among others; windshield insertion, door assembly and installation, hood and trunk lid installation, fuel tank installation, fender mounting and instrument panel installation.

Non-Contact Wheel Alignment System ("NCA"): The NCA system, which is based upon the TriCam(TM) three-dimensional machine vision technology, was developed in close cooperation with Ford Motor Company, which helped fund and test the technology. The NCA system offers a fast and accurate non-contact method to align wheels, which reduces costly in-plant maintenance of mechanical wheel alignment equipment. The Company supplies NCA systems to the automotive market through a number of third party original equipment manufacturers ("OEMs"). In connection with the settlement of certain litigation filed by the Company against Fori Automation alleging infringement of certain of the Company's patents relating to non-contact wheel alignment systems, the Company has licensed such patents to Fori on a non-exclusive basis.

ScanWorks(TM): The ScanWorks(TM) measurement and dimensional analysis software incorporates proprietary feature extraction algorithms, computer assisted design ("CAD") data input, CAD to scan comparison, data filtering and motion device interfaces in an operator friendly, WindowsNT Graphical User Interface ("GUI"). The ScanWorks(TM) GUI links the operator with measurement and OEM products. The current product is used in the digitizing market for the off-line inspection of hydro-formed automobile body rails and body frames. A version of the software is used with portable Coordinate Measuring Machines ("CMM") to inspect small volume parts and provide scan data collection for reverse engineering applications.

QMS Battery Portable ("QMS-BP"): The QMS-BP is a battery portable measurement system for coated surfaces. The QMS-BP checks the painted surface quality of vehicles, providing in-line quality trend analysis and process control information by vehicle color, model, shift, etc. It generates four objective, repeatable and reproducible ratings of coated surfaces. Measurements are taken in seconds and data analysis is automated. With this information corrective action can be taken before quality drops below acceptable levels. The information provided allows quick reaction to process changes, resulting in improved quality and cost savings.

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

                          INDUSTRIAL BUSINESSES SEGMENT

General: The Forest Products business unit sells a complete line of mill-wide products for optimization of yield and value. These systems are based on an architecture of optimization modules that contain common user interfaces, reporting systems and scanning interfaces. The system runs on the WindowsNT platform.

Scanning and optimization systems are sold directly to sawmills and to a large number of sawmill machinery manufacturers and systems integrators. One of the distinct advantages of Perceptron's optimization systems is that they can operate on virtually any manufacturer's equipment. This allows the sawmill to choose the best mechanical system for its own operations and receive the benefit of the Company's scanning and optimization systems within the facility.

True Shape Bucking System ("TSB"): The TSB system optimizes the process of cutting tree stems into logs. The system utilizes TriCam(TM) or LASAR(TM) scanners to create a high density 3D surface map of a tree stem to be cut or "bucked" into logs. The stem is either scanned as it is conveyed lineally through an array of TriCam(TM) sensors or is scanned at rest with LASAR(TM) sensors. Optimization software then makes a determination of the log lengths to be cut based upon shape, product, defect and yield parameters and then provides saw motion information to produce those cuts.

True Shape Log Optimizer System ("TSO"): The TSO system optimizes the process of log breakdown into boards or cants. The system utilizes TriCam(TM) or LASAR(TM) scanners to create a high-density 3D surface map of a log. Optimization software makes a determination of the product mix to be cut from the log based upon shape, product defect and yield parameters and then provides saw motion information to produce those cuts.

The TSO system enables lumber manufacturers to optimize the yields and value from the logs in the sawmill by using analysis algorithms to statistically evaluate the log topography to optimize which products should be cut from the log. The addition of a TSO to a sawmill increases the amount and value of the final products that can be derived from the logs.

True Shape Log Sorter System ("TSS"): The TSS system optimizes the process of log sorting. Certain customers prefer to sort logs into batches with common characteristics and then feed them into the sawmill at high rates with a fixed cutting pattern. The system utilizes TriCam(TM) scanners to create a high-density 3D surface map of a log. Optimization software fits all of the potential customer cutting scenarios into the log models and sorts the logs by the pattern that will produce the highest value.

The TSS system allows lumber manufacturers to optimize the value of the logs entering the sawmill based on pre-defined patterns. This technique provides increased value over past systems that simply measured the small end diameter of the log as the sorting criteria.

True Shape Cant Optimizer System ("TSC"): The TSC system optimizes the process of cant (a log with two cut sides) breakdown. The system utilizes TriCam(TM), Transverse TriCam(TM) (a TriCam(TM) derivative sensor in which the cant is scanned as it is conveyed transversely though an arrangement of special TriCam(TM) scanners) or LASAR(TM) scanners to create a high-density 3D surface map of the cant. Optimization software fits the customer's final products into the cant model to determine the cut that will produce the highest value. The TSC system can model either straight sawing systems or the recently popular curve sawing systems. The optimization software can also process grade-input data to facilitate high-grade cutting patterns for maximum grade utilization.

True Shape Edger Optimizer System ("TSE"): The TSE system optimizes the process of flitch edging (a flitch is an un-edged board cut from the side of a log) by utilizing TriCam(TM) or Transverse TriCam(TM) scanners to create a high-density 3D surface map of the flitch. Optimization software fits the customer's final board products into the flitch model to determine the cut that will produce the highest value.

True Shape Trimmer Optimizer System ("TST"): The TST system optimizes the processes of board trimming by utilizing Transverse TriCam(TM) scanners to create a high-density 3D surface map of the untrimmed board. Optimization software fits the customer's final board products into the untrimmed board model to determine the trim that will produce the highest value.

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

Carriage Optimizer System: The Carriage LASAR Scanning and Mill Expert Optimization system scans logs after the operator has loaded them on the carriage and provides either a complete breakdown solution or a minimum opening face solution. This product is superior to the traditional curtain scanning carriage systems. On average, the LASAR scanning and image processing takes less time, leading to higher production. The scanning system provides high-density true-shape data for the surface of the log that allows more accurate calculation of the breakdown solutions.

SALES AND MARKETING

To date, the Company has marketed its systems either directly to the end users of the Company's systems, or to system integrators, value-added resellers ("VARs") or OEMs who in turn sell to the same end users and offer access to new markets.

The Company's direct sales efforts are led by the Company's account executives. These account executives develop a close consultative selling relationship with the Company's customers. Perceptron's senior management works in close collaboration with customers' senior executives. The Company intends to continue this marketing strategy for its automotive process control systems and for selected forest and wood products applications.

With respect to the RGS system for robot guidance, the NCA system for wheel alignment, steel blast furnace inspection sales activities and sales to the forest and wood products industry, the Company's marketing strategy is focused primarily on sales to selected system integrators, OEMs and VARs who integrate the Company's products into their systems for sale to end user customers.

The Company formed an Emerging Markets business unit in 1999. This unit's current focus is finding and developing applications for existing software and hardware products in the digitizing (reverse engineering and inspection) and steel blast furnace inspection markets.

The Company's principal customers have historically been automotive companies that the Company either sells to directly or through system integrators or OEMs. The Company's products are typically purchased for installation in connection with new model re-tooling programs undertaken by these companies. Because sales are dependent on the timing of customers' re-tooling programs, sales by customer vary significantly from year to year, as do the Company's largest customers. For the twelve months ended June 30, 2000, approximately 35% of total revenues were derived from three automotive companies (General Motors, Ford and DaimlerChrysler). For the six months ended June 30, 1999 and years ended December 31, 1998 and 1997, approximately 25%, 22% and 38%, respectively, of total revenues were derived from the same three customers. For the twelve months ended June 30, 2000, six months ended June 30, 1999 and years ended December 31, 1998 and 1997, approximately 11%, 8%, 13% and 17% of net sales, respectively, were to system integrators and OEMs for the benefit of the same three automotive companies. During the twelve months ended June 30, 2000, sales to DaimlerChrysler and General Motors each exceeded 10% of the Company's total net sales.

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

The Company purchases a number of component parts and assemblies from single source suppliers. Although the Company believes that alternative suppliers are available for most of its components, component supply shortages in certain industries, including the electronics industry, are possible due to the overall strength of the economy. Significant delays or interruptions in the delivery of components or assemblies by suppliers, or difficulties or delays in shifting manufacturing capacity to new suppliers, could have a material adverse effect on the Company.

INTERNATIONAL OPERATIONS

Europe: The Company's European operations have contributed approximately 23%, 39%, 30% and 23% of the Company's revenues during the twelve months ended June 30, 2000, six months ended June 30, 1999 and the years ended 1998 and 1997, respectively. The Company's wholly-owned subsidiary, Perceptron Europe B.V. ("Perceptron B.V."), is located in Rotterdam, The Netherlands. Perceptron B.V. holds a 100% equity interest in Perceptron Europe GmbH ("Perceptron GmbH"), which is located outside of Munich, Germany and a 100% equity interest in Perceptron E.U.R.L. located in Quimper, France. The Company currently employs 44 people in its European operations.

Asia: The Company operates a direct sales and application office in Seoul, Korea and a branch sales office in Tokyo, Japan.

South America: The Company has a direct sales office in Sao Paulo, Brazil to service automotive customers in South America.

The Company's foreign operations are subject to certain risks typically encountered in such operations, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic and local policies of foreign governments, and the laws and policies of the U.S. and local governments affecting foreign trade and investment. For information regarding net sales, operating profit (loss) and identifiable assets of the Company's foreign operations, see Note 13 to the Consolidated Financial Statements, "Segment and Geographic Information".

COMPETITION

The Company believes that it provides the best and most complete solutions to its automotive markets in terms of system capabilities and support, at a competitive price for the value provided, which it believes are the principal competitive factors in these markets. There are a number of companies that sell similar and/or alternative technologies and methods into the same markets as the Company.

The Company believes that it provides the best and most complete solutions to the forest and wood products markets in terms of system capabilities and support, at a competitive price for the value provided, which it believes are the principal competitive factors in these markets. In the forest and wood products markets, there are a number of companies that sell similar and/or alternative technologies and methods into the same markets as the Company.

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

BACKLOG

As of June 30, 2000, the Company had a backlog of $23.1 million, compared to $27.8 million at June 30, 1999 and $23.5 million at December 31, 1998. The Automotive Business segment's backlog was $19.1 million, $22.5 million and $17.9 million at June 30, 2000, June 30, 1999 and December 31, 1998, respectively. The Industrial Businesses segment backlog was $4.0 million, $5.3 million and $5.6 million at June 30, 2000, June 30, 1999 and December 31, 1998, respectively. Most of the backlog is subject to cancellation by the customer. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in its backlog by June 30, 2001.

RESEARCH AND DEVELOPMENT

As of June 30, 2000, 122 persons employed by the Company were focused primarily on research, development and engineering relating to three-dimensional machine vision systems and related software. For the twelve months ended June 30, 2000, six months ended June 30, 1999 and years ended December 31, 1998 and 1997, the Company's research, development and engineering expenses were $13.1 million, $6.5 million, $11.4 million and $8.9 million, respectively.

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

In late 1995, Autospect received a $1.8 million NIST grant that provided funding over three years for development of a system to measure the thickness of wet film (e.g. paint). During 1998, 1997 and 1996, the Company recorded reimbursements of $800,000, $600,000 and $400,000, respectively, which offset the related costs. Prototype testing was completed in 1998. The system was installed in a manufacturing environment during 1999 and is currently undergoing advanced testing.

PATENTS, TRADE SECRETS AND CONFIDENTIALITY AGREEMENTS

The Company owns fourteen U.S. patents and eighteen pending U.S. patent applications, which relate to various products and processes manufactured, used, and/or sold by the Company. In addition, the Company also owns four foreign patents in Canada, Europe and Japan and has eleven patent applications pending in foreign locations. The U.S. patents expire from 2004 through 2018 and the Company's existing foreign patent rights expire from 2008 through 2011.

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

EMPLOYEES

As of June 30, 2000, the Company employed 334 persons. None of the employees is covered by a collective bargaining agreement and the Company believes its relations with its employees to be good.


ITEM 2: FACILITIES

Perceptron's principal domestic facilities consist of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company, a 20,500 square foot leased facility in Ann Arbor, Michigan, a 13,000 square foot leased building in Atlanta, Georgia and a 8,200 square foot leased facility in Plymouth Meeting, Pennsylvania. In addition, the Company leases a 1,350 square meters facility in Munich, Germany, a 150 square meters facility in Rotterdam, The Netherlands, a 6,200 square foot facility in British Columbia, Canada, and offices in Sao Paulo, Brazil, Seoul, Korea and Tokyo, Japan. Primary facilities used by the Automotive Business segment are Plymouth and Ann Arbor, Michigan and the German and The Netherlands locations. Primary facilities used by the Industrial Businesses segment are Plymouth, Michigan, Atlanta, Georgia, Plymouth Meeting, Pennsylvania and the Canadian location. The Company believes that its current facilities are sufficient to accommodate its requirements through the year 2001.


ITEM 3: LEGAL PROCEEDINGS

On December 11, 1998, a jury in a civil case in the U.S. District Court for the Eastern District of Michigan returned a favorable judgement for the Company and awarded damages of over $732,000. The suit, filed by the Company in June 1996, charged Sensor Adaptive Machines, Inc. ("SAMI") with violation of a covenant not to compete. SAMI filed counterclaims against the Company alleging, in part, that the Company was engaged in unlawful monopolization and tortious interference with business practice and sought damages. In response to a motion for summary disposition filed by the Company, the counterclaim for unlawful monopolization was dismissed by the court in June 1998. The jury found that the remaining counterclaims were without merit. On March 4, 1999, the Company's motion for interest was granted. SAMI's appeal of the judgement including the counterclaims against the Company was denied by the U.S. Court of Appeals for the Sixth Circuit. The Company has instituted legal action to collect the judgement.
SAMI is subject to bankruptcy proceedings in Canada.

On September 25, 1998, the U.S. District Court for the Eastern District of Michigan dismissed, with prejudice, a suit filed against the Company by Speroni, S.p.A. ("Speroni"). Speroni has appealed the dismissal. The appeal has been stayed pending the arbitration decision discussed below. The suit alleged tortious interference in conjunction with exclusive distributorship contracts covering the sale of P-1000 products in Italy and France between Perceptron B.V., a wholly-owned subsidiary of the Company, and Speroni. Speroni sought unspecified compensatory damages and punitive damages. Perceptron B.V. terminated the exclusive distributorship contracts in 1997 for breach of contract by Speroni and has sought arbitration of this matter with the International Chamber of Commerce International Court of Arbitration ("ICC"), to confirm the terminations and to award damages. Speroni has filed counterclaims with the ICC alleging breach of the exclusive distributorship contracts and seeking damages of $6.5 million. Arbitration hearings have been conducted and Perceptron B.V. is awaiting the decision of the arbitrator. The Company intends to vigorously pursue its claims and defend Speroni's claims.

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



ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No response to Item 4 is required.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Perceptron's Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol "PRCP". The following table shows the reported high and low sales prices of Perceptron's Common Stock for the calendar year periods indicated:

                           Period                                                   Prices
                           ------                                                   ------

                                                                           Low                  High
                                                                       ----------            ----------
1997
----
Quarter Ended March 31..........................................       $   25.25             $   38.13
Quarter Ended June 30...........................................       $   25.25             $   30.75
Quarter Ended September 30......................................       $   24.88             $   34.50
Quarter Ended December 31.......................................       $   19.13             $   30.75

1998
----
Quarter Ended March 31..........................................       $   17.75             $   24.50
Quarter Ended June 30...........................................       $    9.38             $   20.50
Quarter Ended September 30......................................       $    5.63             $   11.88
Quarter Ended December 31.......................................       $    4.25             $   11.25

1999
----
Quarter Ended March 31..........................................       $    3.53             $    9.88
Quarter Ended June 30...........................................       $    3.75             $    6.25
Quarter Ended September 30......................................       $    3.50             $    5.75
Quarter Ended December 31.......................................       $    3.00             $    4.81

2000
----
Quarter Ended March 31..........................................       $    3.63             $    7.50
Quarter Ended June 30...........................................       $    3.31             $    6.25
Quarter through September 13....................................       $    3.13             $    3.94

No cash dividends or distribution on Perceptron's Common Stock have been paid and it is not anticipated that any will be paid in the foreseeable future. In addition, the payment of cash dividends or other distributions is prohibited under the terms of Perceptron's revolving credit agreement with its bank. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", for a discussion of other restrictions on the payment of dividends.

The approximate number of shareholders of record on September 13, 2000, was 258.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL INFORMATION

PERCEPTRON, INC. AND SUBSIDIARIES
---------------------------------
(In thousands, except per share amounts)


                                  Twelve Months      Six Months          Twelve Months Ended December 31,
                                      Ended             Ended        -----------------------------------------
Statement of Operations Data(1):  June 30, 2000    June 30, 1999(2)    1998       1997       1996       1995
                                  -------------    -------------       ----       ----       ----       ----
Net sales                            $69,821          $21,256        $49,635    $65,102    $58,975    $43,154
Gross profit                          38,589           10,488         27,193     40,025     35,367     26,184
Operating income (loss)                3,659           (6,660)        (5,776)    14,861      9,306      7,699
Income (loss) before income taxes      3,294           (7,349)        (5,143)    16,009     10,245      8,227
Net income (loss)                      1,857           (4,860)        (3,339)    10,806      7,150      8,491
Net income (loss) per diluted
    average common share                 .23             (.59)          (.41)      1.28        .86       1.07
Weighted average common
    shares outstanding - diluted       8,199            8,185          8,239      8,412      8,309      7,955

                                                                                 As of December 31,
                                      As of             As of        -----------------------------------------
Balance Sheet Data:               June 30, 2000     June 30, 1999      1998       1997       1996       1995
                                  -------------     -------------      ----       ----       ----       ----
Working capital                      $40,663          $34,569        $40,094    $45,604    $34,444    $28,119
Total assets                          66,227           61,334         66,408     68,142     61,456     42,017
Long-term liabilities                  4,595            4,265          1,040          -          -          -
Shareholders' equity                  49,569           48,064         54,852     57,879     46,447     31,049


-----------------------------

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

The Company's current principal products are based upon proprietary three-dimensional image processing and feature extraction software algorithms combined with two distinct three-dimensional object imaging technologies:
TriCam(TM) and LASAR(TM). TriCam(TM) technology uses structured laser light triangulation techniques to obtain accurate three-dimensional measurements. TriCam(TM) systems are used to measure formed parts for reduction of process variation, to provide robot guidance sensing for automated assembly tasks and to improve the speed and lower the cost of wheel alignment final assembly operations. TriCam(TM) is also used by the Forest Products business unit to measure three-dimensional shapes of trees, logs, boards and by-products. LASAR(TM) provides accurate three-dimensional measurements of a full scene over a larger field of view than does TriCam(TM). The LASAR(TM) product is used by the Forest Products business unit for the three-dimensional measurement of stems, logs and cants.

The Company has two business segments: the Automotive Business segment and the Industrial Businesses segment. The Company's Automotive Business segment has sold its products primarily to North American, European and, to a lesser extent, Asian and South American automobile manufacturers. Historically, sales to automotive customers have typically depended primarily on new model re-tooling programs. Accordingly, sales may vary significantly among customers on a year-to-year and quarter-to-quarter basis. The Company's Industrial Businesses segment was formed in fiscal year 2000 and includes the Forest Products business unit and the Emerging Markets business unit. The Forest Products business unit has sold its products primarily to North American sawmills, sawmill machinery manufacturers and systems integrators. The Emerging Markets business unit was formed during the first quarter of fiscal year 2000 and focuses on the steel blast furnace inspection and digitizing markets.

On June 24, 1999, the Company elected to change its reporting period from a calendar year ending December 31, to a fiscal year ending June 30. As a result, this Form 10-K contains financial information for the six-month transition period January 1, 1999 through June 30, 1999.

In October 1998, the Company acquired the assets and ultrasound intellectual property, and assumed certain liabilities, of Sonic Industries, Inc. and Sonic Technologies, Inc. ("Sonic") of Hatboro, Pennsylvania. Sonic designs and markets ultrasound scanning systems, principally for forest product applications.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED JUNE 30, 2000, COMPARED TO TWELVE MONTHS ENDED JUNE 30, 1999

Overview. The Company reported net income of $1.9 million, or $0.23 per share, for the twelve months ended June 30, 2000 compared to a loss of $5.0 million, or $0.61 per share, in the same period ended June 30, 1999. Net sales of $69.8 million for the twelve months ended June 30, 2000 were up $17.2 million, or 32.8%, over sales for the comparable period ended June 30, 1999 of $52.6 million. Automotive sales accounted for 79% of total sales during the twelve months ended June 30, 2000 compared to 81% for the twelve-month period ended June 30, 1999. Industrial Businesses sales represented 21% of total sales for 2000 compared to 19% for the twelve months ended June 30, 1999. Net Domestic sales were up $18.6 million to $53.4 million for the twelve months ended June 30, 2000 as compared to $34.8 million for the same period ended 1999. Net International sales decreased $1.4 million from $17.8 million in the twelve months ended June 30, 1999 to $16.4 million in the fiscal 2000 twelve-month period. Gross profit as a percent of net sales for the 2000 period was 55.3% compared to 53.7% for the twelve months ended June 30, 1999 principally reflecting the benefit from economies of scale associated with higher sales in fiscal 2000 that was partially reduced by competitive pricing pressure and the effect of currency declines principally in the euro. Operating expenses were down $0.6 million in the twelve months ended June 30, 2000 compared to 1999 primarily reflecting an intangible asset write-off of $1.5 million in the 1999 period that was offset by higher costs in the fiscal 2000 period for research and development work on new products, higher personnel costs and incremental expenses associated with the ultrasound technology acquisition. The twelve-month comparison also reflects higher interest expense and lower interest income totaling $471,000 as a result of lower cash balances, higher borrowings under the Company's revolving line of credit and a full twelve months of interest on the note payable assumed with the October 1, 1998 purchase of the Sonic Group. Other expenses were down $569,000 representing $671,000 for legal fees related to a civil action discussed in Item 3, "Legal Proceedings" during the fiscal 1999 period compared to $102,000 for disposal of assets in the fiscal 2000 period.


                                                      TWELVE MONTHS ENDED       TWELVE MONTHS ENDED
                                                        JUNE 30, 2000              JUNE 30, 1999
                                                      -------------------       -------------------
                                                                                    (unaudited)
Net Sales                                                 $  69,821                 $   52,581
Cost of Sales                                                31,232                     24,358
                                                          ---------                 ----------
   Gross Profit                                              38,589                     28,223
Selling, General and Administrative Expense                  21,815                     21,524
Engineering, Research and Development Expense                13,115                     12,506
Non-cash intangible asset write-off                               -                      1,472
                                                          ---------                 ----------
   Operating Income (Loss)                                    3,659                     (7,279)
Interest Income (Expense), net                                 (233)                       238
Foreign Currency Gain (Loss)                                    (30)                       (12)
Other                                                          (102)                      (671)
                                                          ----------                -----------
Income (Loss) Before Income Taxes                             3,294                     (7,724)
Income Tax Expense (Benefit)                                  1,437                     (2,696)
                                                          ---------                 -----------
   Net Income (Loss)                                      $   1,857                 $   (5,028)
                                                          =========                 ===========

Automotive. Sales in the twelve months ended June 30, 2000 increased $12.7 million, or 30%, to $55.5 million compared to $42.8 million in the twelve months ended June 30, 1999. P-1000 sales accounted for approximately 47% of net Automotive sales in fiscal 2000 compared to approximately 71% in the twelve months ended June 30, 1999. The percentage sales decrease reflected customers' migration to the Company's web-based Intelligent Process Network ("IPNet(TM)") product. Sales of the Company's IPNet(TM) product totaled approximately 25% of net automotive sales in the twelve months ended June 30, 2000. RGS and NCA systems sales accounted for 20% of net sales in fiscal 2000 compared to 13% in fiscal 1999. Other product sales, which during the 1999 twelve-month period included the first developmental system to inspect wet film paint thickness, represented 12% of net fiscal 1999 Automotive sales as compared to 5% for the twelve months ended June 30, 2000. Training and service revenues accounted for the remainder of net sales in both years.

Industrial Businesses. At the present time, the Industrial Businesses segment's principal market is the Forest Products industry. Sales in the twelve months ended June 30, 2000 were $14.3 million, of which $12.5 million was delivered by the Forest Products business unit. Sales of $9.8 million for the same period last year were all delivered by the Forest Products business unit. Sales were up $4.5 million from the same period last year primarily due to sales of newly introduced products to the forest products industry and new sales in the steel blast furnace inspection and digitizing markets.

Bookings & Backlog. New order bookings for the twelve months ended June 30, 2000 were $65.0 million compared to $55.8 million for the twelve months ended June 30, 1999. Automotive bookings totaled $52.0 million in the fiscal 2000 period compared to $46.5 million a year ago. The increase in automotive bookings in fiscal 2000 is primarily related to orders for the Company's new IPNet(TM) product. During the twelve months ended June 30, 2000, automotive bookings represented: 45% P-1000, 33% IPNetTM and 15% RGS and NCA as compared with 61% P-1000, 12% IPNetTM and 18% RGS and NCA for the twelve months ended June 30, 1999. Industrial Businesses bookings were $13.0 million in fiscal 2000 compared to $9.3 million a year ago of which Forest Product bookings represented 85% and 94%, respectively. The new order bookings, net of sales resulted in a backlog at June 30, 2000 of $23.1 million compared to $27.8 million at June 30, 1999. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Gross Profit. Gross profit was $38.6 million, or 55.3% of sales, in the twelve months ended June 30, 2000, as compared to $28.2 million, or 53.7% of sales, in the 1999 twelve-month period. The percentage increase principally reflected the benefit from economies of scale associated with the higher sales volume in fiscal 2000 reduced by competitive pricing pressure and the effect of currency declines principally in the euro.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased slightly from $21.5 million in the twelve months ended June 30, 1999 to $21.8 million in the comparable 2000 period. The increase included higher costs for personnel related expenses, twelve months of SG&A costs incurred by the ultrasound division of the Forest Products business unit in fiscal 2000 as compared with only nine months in fiscal 1999, and offsetting cost reductions in other operating expenses such as legal, contract services and bad debt expense.

Engineering, Research and Development (R&D) Expenses. Engineering and R&D expenses increased from $12.5 million in the twelve months ended June 30, 1999 to $13.1 million in fiscal 2000. The increase in expenses primarily reflect the Company's continued investments in new product development including twelve months of engineering costs for ultrasound technology in the current period compared to only nine months of expenses in the period a year ago.

Intangible Asset Write-off. During 1998, the Company developed a new suite of non-contact three-dimensional measurement technologies, which superseded certain existing technologies recorded as intangible assets. As a result, the carrying value of these intangible assets was evaluated for impairment. This evaluation resulted in a write-off of intangible assets with a net book value of $1.5 million in 1998.

Other Income and Deductions. Other income and deductions decreased $80,000 from net deductions of $445,000 for the twelve months ended June 30, 1999 to net deductions of $365,000 in the comparable 2000 period. The favorable change was primarily due to higher legal expenses in the fiscal 1999 period of $671,000 related to a civil action for which the Company was awarded a favorable judgement. The Company is in the process of trying to collect on this judgement. The twelve month comparison was also impacted by reduced net interest income in fiscal 2000 from lower cash balances and higher interest expense related to borrowings under the Company's Revolving Credit Agreement and the debt assumed in October 1998 related to the ultrasound technology acquisition as compared to fiscal 1999. Additionally, fiscal 2000 included $102,000 of expense related to the disposal of machinery and equipment.

Outlook. Revenues in all of the Company's business units are expected to strengthen during fiscal year 2001, with the exception of the North American Automotive business unit. In the Company's Industrial Businesses segment, customers' response to new product offerings, such as the ultrasound based grading systems and mill-wide optimization solutions offered by the Forest Products business unit, has been enthusiastic. In Europe the high level of new orders that have recently been awarded or are pending final approval provides a solid base to start the new year. The three-year outlook for the automotive industry is good; however, new tooling programs in North America for the 2001 model year are down compared with the 2000 model year. As a result, sales of the Company's core in-line gauging systems for the next twelve months are not expected to be as strong as in fiscal 2000. Because the Company intends to continue its commitment to developing new products and global markets to support a healthy three-year outlook, if current pressures on margins related to competition continues, the Company is unlikely to attain the level of profitability attained in fiscal 2000. The foregoing statements contain "forward looking statements" within the meaning of the Securities Exchange Act of 1934. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including those described under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement", below.


   SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Overview. The Company reported a net loss of $4.9 million, or $0.59 per share, for the six months ended June 30, 1999 compared to a net loss of $3.2 million, or $0.38 per share, in the same 1998 period. Net sales of $21.3 million for the six months ended June 30, 1999 were up $3.0 million, or 16%, over the comparable 1998 period sales of $18.3 million. Automotive sales accounted for 85% of total sales during the six months ended June 30, 1999 compared to 81% in the same 1998 period. Forest Product sales represented 15% of total sales for 1999 compared to 19% in the six months ended June 30, 1998. Net Domestic sales remained flat at $12.4 million for both the 1999 and 1998 six-month periods ended June 30. Net International sales increased $2.9 million from $5.9 million in the six months ended June 30, 1998 to $8.8 million in the 1999 six-month period. Gross profit as a percent of net sales for the 1999 period was 49.3% compared to 51.7% in 1998 principally reflecting both competitive pricing pressure on the Company's mature product lines and the effect of currency declines principally in the Deutsche mark. Operating expenses were up $2.5 million in the six months ended June 30, 1999 compared to 1998, reflecting higher costs for research and development work on new products, the Company's global marketing initiatives, incremental expenses associated with the ultrasound technology acquisition and certain non-recurring and unusual items for aged accounts receivable primarily related to the Company's Autospect and Trident Systems operations. The six month comparison also reflects reduced net interest income of $417,000 as a result of lower cash balances and higher other expenses of $671,000 for legal fees related to a civil action discussed in Item 3, "Legal Proceedings".

                                                       SIX MONTHS ENDED          SIX MONTHS ENDED
                                                        JUNE 30, 1999              JUNE 30, 1998
                                                       ----------------          ----------------
                                                                                    (unaudited)
Net Sales                                                 $  21,256                 $   18,310
Cost of Sales                                                10,768                      8,852
                                                          ---------                 ----------
   Gross Profit                                              10,488                      9,458
Selling, General and Administrative Expense                  10,693                      9,281
Engineering, Research and Development Expense                 6,455                      5,333
                                                          ---------                 ----------
   Operating Loss                                            (6,660)                    (5,156)
Interest Income, net                                              -                        417
Foreign Currency Loss                                           (18)                       (29)
Other                                                          (671)                         -
                                                          ----------                ----------
Loss Before Income Taxes                                     (7,349)                    (4,768)
Income Tax Benefit                                           (2,489)                    (1,597)
                                                          ----------                -----------
   Net Loss                                               $  (4,860)                $   (3,171)
                                                          ==========                ===========

Automotive. Sales in the six months ended June 30, 1999 increased $3.2 million, or 22%, to $18.0 million compared to $14.8 million in 1998. P-1000 sales accounted for approximately 60% of net Automotive sales in the 1999 period compared to approximately 51% in the same period of 1998. RGS and NCA systems sales accounted for 18% of net sales in 1999 compared to 32% in 1998. The variance in RGS and NCA sales is a function of the timing of orders by the Company's customers. Other product sales, which during the 1999 six-month period included early sales of the Company's new products (principally the Company's web-based IPNet(TM) and the first developmental system to inspect wet film paint thickness), represented 15% of net 1999 Automotive sales as compared to 12% in the six-month 1998 period. Training and service revenues accounted for the remainder of net sales in both years.

Forest Products. Sales in the six months ended June 30, 1999 were $3.3 million, down $200,000, or 8%, from the comparable 1998 period sales of $3.5 million. The lower sales level in the 1999 period reflected postponement of capital purchases in late 1998 by mills affected by the soft dimension lumber market. During the six months ended June 30, 1999, the Company sold its first Lumber Analyzer system, an ultrasound technology product that the Company acquired in the fourth quarter of 1998.

Bookings & Backlog. New order bookings for the six months ended June 30, 1999 were $25.6 million compared to $18.8 million in the 1998 period. Automotive bookings totaled $22.6 million in the 1999 period compared to $14.7 million a year ago. The increased Automotive bookings in 1999 is primarily related to orders for the Company's new IPNet(TM) product and RGS and NCA systems. Forest Product bookings were $3.0 million in 1999 compared to $4.1 million a year ago. The 1999 period includes a $1.1 million two-year blanket order for the Lumber Analyzer system. The new order bookings net of sales resulted in a backlog at June 30, 1999 of $27.8 million compared to $24.7 million in 1998. The amount of new order bookings and the level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company.

Gross Profit. Gross profit was $10.5 million, or 49.3% of sales, in the six months ended June 30, 1999, as compared to $9.5 million, or 51.7% of sales, in the 1998 six months. The percentage decrease reflected both competitive pricing pressure on the Company's mature product lines and the effect of currency declines principally in the Deutsche mark.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased from $9.3 million in the six months ended June 30, 1998 to $10.7 million in the same 1999 period. The increase was due to SG&A costs incurred by the ultrasound division of the Forest Products business unit which were not in the 1998 period, increased personnel and related expenses to support the Company's global marketing activities, and bad debt expenses incurred during 1999. The bad debt expenses incurred in 1999 primarily were for the final resolution of aged accounts receivable primarily related to the Company's Autospect and Trident Systems operations.

Engineering, Research and Development (R&D) Expenses. Engineering and R&D expenses increased from $5.3 million in the six months ended June 30, 1998 to $6.5 million in the 1999 period. The increase in expenses primarily reflect the Company's continued investments in new product development including engineering costs for ultrasound technology that were not in the 1998 period. The Company began to realize revenue from some of the new products during the six-month period ended June 30, 1999.

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

RGS and, in particular NCA systems, orders were down due to the timing of new blanket purchase orders from several customers. The Forest Product systems' order decline reflected; (1) forest industry cash constraints related to weak demand for lumber and (2) reduced orders for LASAR(TM) based systems due to required system reengineering. Autospect paint inspection systems' new orders were lower than anticipated due to delays in new product development.

Gross Profit. Gross profit was $27.2 million, or 54.8%, of sales in 1998 compared with $40.0 million, or 61.5%, of sales in 1997. The percentage decrease was due primarily to the lower sales volume which led to under-absorbed fixed overhead and, to a lesser extent, sales mix and higher manufacturing, warranty and installation costs.

Selling, General and Administrative (SG&A) Expenses. Selling, general and administrative expenses were $20.1 million, or 40.6%, of sales in 1998 compared with $16.2 million, or 24.9%, of sales in 1997. This increase was due primarily to added personnel and associated expenses, such as travel and telephone, required to support the development of domestic and international markets for Automotive and Forest Products. Incremental cost increases associated with the acquisitions during 1997 and 1998 also contributed to the year over year spending increase.

Engineering, Research and Development (R&D) Expenses. Engineering and R&D expenses increased from $8.9 million, or 13.7% of sales, in 1997 to $11.4 million, or 22.9% of sales, in 1998. The increase was primarily due to additional personnel as well as higher material and testing expenditures to support products under development.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $5.9 million at June 30, 2000, compared to $4.2 million at June 30, 1999. The increase of $1.7 million in cash for the twelve months resulted primarily from $3.1 million provided from operations offset by $1.5 million used for capital spending.

The cash provided from operations reflected the net income for the period and $1.8 million of cash received for the carry-back of prior year tax losses offset by increases in working capital requirements. Receivables, net of foreign translation adjustments, increased $7.0 million as a result of higher sales in fiscal 2000 as compared to the fiscal 1999 period. Offsetting these increases in working capital was a $3.9 million increase in accounts payable and other current assets and liabilities primarily representing an increase in accrued incentive compensation and foreign tax liabilities.

At June 30, 2000 the Company had a $15.0 million unsecured Revolving Credit Agreement ("Revolver") that expires on July 31, 2002. Proceeds under the Revolver may be used for general corporate purposes and can be designated as a Floating Rate Loan or as a Eurodollar Rate Loan. Interest on Floating Rate borrowings is calculated daily at 1/2% below the bank's prime rate which was 9.5% as of August 31, 2000 and is payable on the last day of each month. Interest on Eurodollar Rate borrowings is calculated at a Eurodollar Rate for the period chosen (approximately 7.9% as of August 31, 2000) and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of the Revolver. The Revolver prohibits the Company from paying dividends. In addition, the Revolver contains various financial covenants that restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio. The Company had $3.6 million outstanding under the Revolver at June 30, 2000.

At June 30, 2000, the Company's principal bank had agreed to provide unsecured bank credit facilities of 1.0 million Deutsche marks and $1.0 million Canadian dollars. These facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings will bear interest at the bank's prime rate (9.5% as of August 31,

2000). The credit facilities expire on July 31, 2001, unless canceled earlier by the Company or the bank. The Company had no borrowings outstanding under these credit facilities at June 30, 2000.

The Company expects to spend approximately $2.0 million during fiscal year 2001 for capital equipment, although there is no binding commitment to do so. The Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated fiscal year 2001 cash flow requirements. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

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

MARKET RISK INFORMATION

Perceptron's primary market risks are related to foreign exchange rates and interest rate risk in connection with its borrowings. The foreign exchange risk is derived from sales by its international operations, which are primarily located in Germany and The Netherlands and for which products are produced in the U.S. At June 30, 2000, the Company did not have any market risk instruments for trading purposes.

                              FOREIGN CURRENCY RISK

The Company has limited foreign currency exchange risk in its international operations due to the percentage of contracts entered into in U.S. dollars and the short time period between sales commitment and delivery for contracts in the non-U.S. currencies. The Company's percentage of sales commitments in U.S. dollars at June 30, 2000 was 73%. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Euro Conversion".

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At June 30, 2000, the Company had no forward contracts outstanding.

                               INTEREST RATE RISK

The Company is subject to interest rate risk in connection with borrowings under its variable rate revolving line of credit and from fixed rate debt assumed in conjunction with the purchase of ultrasound intellectual property in October 1998. However, this risk is limited due to the limited level of debt the Company has outstanding. The Company's exposure to interest rate risk arises primarily from changes in the prime rate and changes in Eurodollar rates in the London interbank market. See Note 6 of Notes to Consolidated Statements for a description of the Company's outstanding debt.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB delayed the implementation date making the statement effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in the consolidated balance sheet, measured at fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. The statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings. The Company may, from time to time, engage in hedging activities to minimize the impact of foreign currency fluctuations. Management does not expect the adoption of this pronouncement to have a significant effect on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 by the fourth quarter of fiscal 2001 (retroactive to July 1, 2000) and is awaiting interpretive guidance, not yet issued by the SEC, to complete its assessment of the impact SAB 101 may have on the Company's financial statements.

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operation may be "forward looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal year 2001 and future revenue, order booking levels and earnings levels, the timing of new product releases and the expansion of the Company into new markets. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes and the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive and Forest Products industries, both of which have from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in these industries.


ITEM 7A: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                Page
                                                                                                ----

Report of Independent Accountants....................................................            18

Consolidated Financial Statements:

    Balance Sheets - June 30, 2000 and 1999 and December 31, 1998....................            19

    Statements of Income for the twelve months ended June 30, 2000, six months
    ended June 30, 1999 and for the years ended December 31, 1998 and 1997...........            20

    Statements of Cash Flows for the twelve months ended June 30, 2000, six
    months ended June 30, 1999 and for the years ended December 31, 1998 and 1997....            21

    Statements of Shareholders' Equity for the twelve months ended June 30,
    2000, six months ended June 30, 1999 and for the years ended December 31,
    1998 and 1997....................................................................            22

    Notes to Consolidated Financial Statements.......................................            23

                       [PRICEWATERHOUSECOOPERS LETTERHEAD]

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Perceptron, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Perceptron, Inc. and its subsidiaries at June 30, 2000, June 30, 1999 and December 31, 1998, and the results of their operations and their cash flows for the year ended June 30, 2000, for the six months ended June 30, 1999 and for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to in item 14(A)(2) for the year ended June 30, 2000, for the six months ended June 30, 1999 and for each of the two years in the period ended December 31, 1998 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP

Detroit, Michigan
August 9, 2000

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                AT JUNE 30,          AT DECEMBER 31,
(In Thousands)                                                                              2000           1999           1998
                                                                                          --------       --------   ----------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                              $  5,947       $  4,205       $  5,753
   Receivables:
       Billed receivables, net of allowance for doubtful accounts                           26,507         21,128         27,357
          of $268,000, $218,000 and $200,000, respectively
       Unbilled and other receivables                                                        6,126          4,611          4,242
   Inventory, net of reserves of $1,200,000, $600,000 and $519,000, respectively            12,582         12,323         11,365
   Deferred taxes and other current assets                                                   1,564          1,307          1,893
                                                                                          --------       --------       --------
       Total current assets                                                                 52,726         43,574         50,610
                                                                                          --------       --------       --------

PROPERTY AND EQUIPMENT
   Building and land                                                                         6,004          5,990          5,990
   Machinery and equipment                                                                   9,598          9,774          8,950
   Furniture and fixtures                                                                    1,195          1,469          1,438
                                                                                          --------       --------       --------
                                                                                            16,797         17,233         16,378
   Less - Accumulated depreciation and amortization                                         (6,125)        (6,121)        (5,131)
                                                                                          --------       --------       --------
       Net property and equipment                                                           10,672         11,112         11,247
                                                                                          --------       --------       --------

OTHER ASSETS
   Intangible assets, net of accumulated amortization                                        1,313          1,692          1,829
       of $660,000, $279,000 and $94,000, respectively (Note 5)
   Deferred tax asset                                                                        1,516          4,956          2,722
                                                                                          --------       --------       --------
       Total other assets                                                                    2,829          6,648          4,551
                                                                                          --------       --------       --------

TOTAL ASSETS                                                                              $ 66,227       $ 61,334       $ 66,408
                                                                                          ========       ========       ========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                       $  4,549       $  3,550       $  3,666
   Accrued liabilities and expenses                                                          4,642          4,619          5,726
   Income taxes payable                                                                         87            633            841
   Accrued compensation                                                                      2,785            203            283
                                                                                          --------       --------       --------
       Total current liabilities                                                            12,063          9,005         10,516
                                                                                          --------       --------       --------

LONG-TERM LIABILITIES
   Notes payable (Note 6)                                                                    4,595          4,265          1,040
                                                                                          --------       --------       --------
       Total long-term liabilities                                                           4,595          4,265          1,040
                                                                                          --------       --------       --------

       Total liabilities                                                                    16,658         13,270         11,556
                                                                                          --------       --------       --------

SHAREHOLDERS' EQUITY
   Preferred stock - no par value, authorized 1,000,000 shares, issued none                   --             --             --
   Common stock, $0.01 par value, authorized 19,000,000 shares, issued
       and outstanding 8,170,000,  8,169,000 and 8,219,000,  respectively                       82             82             82
   Accumulated other comprehensive income (loss)                                            (3,723)        (3,340)        (1,669)
   Additional paid-in capital                                                               41,010         40,979         41,236
   Retained earnings                                                                        12,200         10,343         15,203
                                                                                          --------       --------       --------
       Total shareholders' equity                                                           49,569         48,064         54,852
                                                                                          --------       --------       --------

TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                                         $ 66,227       $ 61,334       $ 66,408
                                                                                          ========       ========       ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                 TWELVE MONTHS ENDED
                                                            TWELVE MONTHS    SIX MONTHS              DECEMBER 31,
                                                                ENDED           ENDED          -----------------------
(In Thousands, Except Per Share Amounts)                    JUNE 30, 2000   JUNE 30, 1999        1998           1997
                                                            -------------   -------------      --------        -------
NET SALES                                                      $ 69,821        $ 21,256        $ 49,635        $65,102

COST OF SALES                                                    31,232          10,768          22,442         25,077
                                                               --------        --------        --------        -------
GROSS PROFIT                                                     38,589          10,488          27,193         40,025
                                                               --------        --------        --------        -------

OPERATING EXPENSES
        Selling, general and administrative                      21,815          10,693          20,113         16,220
        Engineering, research and development                    13,115           6,455          11,384          8,944
        Non-cash intangible asset write-off (Note 5)               --              --             1,472           --
                                                               --------        --------        --------        -------
        Total operating expenses                                 34,930          17,148          32,969         25,164
                                                               --------        --------        --------        -------
        OPERATING INCOME (LOSS)                                   3,659          (6,660)         (5,776)        14,861
                                                               --------        --------        --------        -------

OTHER INCOME AND (DEDUCTIONS)
        Interest income (expense), net                             (233)           --               656            891
        Foreign currency gain (loss)                                (30)            (18)            (23)           257
        Other (Note 2)                                             (102)           (671)           --             --
                                                               --------        --------        --------        -------
        Total other income (deductions)                            (365)           (689)            633          1,148
                                                               --------        --------        --------        -------

INCOME (LOSS) BEFORE INCOME TAXES                                 3,294          (7,349)         (5,143)        16,009

INCOME TAX EXPENSE (BENEFIT)                                      1,437          (2,489)         (1,804)         5,203

                                                               --------        --------        --------        -------
NET INCOME (LOSS)                                              $  1,857        $ (4,860)       $ (3,339)       $10,806
                                                               ========        ========        ========        =======

EARNINGS (LOSS) PER SHARE
        BASIC                                                  $   0.23        $  (0.59)       $  (0.41)       $  1.34
        DILUTED                                                $   0.23        $  (0.59)       $  (0.41)       $  1.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        BASIC                                                     8,170           8,185           8,239          8,065
        DILUTED                                                   8,199           8,185           8,239          8,412


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               TWELVE MONTHS ENDED
                                                                          TWELVE MONTHS    SIX MONTHS              DECEMBER 31,
                                                                              ENDED           ENDED          -----------------------
(In Thousands)                                                            JUNE 30, 2000   JUNE 30, 1999        1998           1997
                                                                          -------------   -------------      --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                        $  1,857     $(4,860)           $ (3,339)     $ 10,806
    Adjustments to reconcile net income (loss) to net cash provided from
      (used for) operating activities:
          Depreciation and amortization                                         2,293       1,268               2,488         1,754
          Deferred income taxes                                                 2,325      (1,950)             (3,190)         --
          Non-cash write-off of intangible asset (Note 5)                        --          --                 1,472          --
          Non-cash stock compensation expense                                    --          --                  --             167
          Other                                                                    31          18                --            --
          Changes in assets and liabilities, exclusive of changes shown
            separately                                                         (3,369)      2,141              (4,393)       (9,417)
                                                                             --------     -------            --------      --------
              Net cash provided from (used for) operating activities            3,137      (3,383)             (6,962)        3,310
                                                                             --------     -------            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of short-term debt                                                17,585       8,847               2,000          --
    Repayment of short-term debt                                              (17,255)     (5,622)             (2,000)         (980)
    Repurchase of company stock                                                  --          (257)             (1,642)         --
    Proceeds from stock plans                                                      31        --                 1,212         1,941
                                                                             --------     -------            --------      --------
              Net cash provided from (used for) financing activities              361       2,968                (430)          961
                                                                             --------     -------            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                       (1,456)       (995)             (2,400)       (2,356)
    Sales and maturities of marketable securities                                --          --                 2,000           500
    Purchase of Sonic assets (Note 5)                                            --          --                (1,114)         --
                                                                             --------     -------            --------      --------
              Net cash (used for) investing activities                         (1,456)       (995)             (1,514)       (1,856)
                                                                             --------     -------            --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                     (300)       (138)                211          (391)
                                                                             --------     -------            --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            1,742      (1,548)             (8,695)        2,024
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  4,205       5,753              14,448        12,424
                                                                             --------     -------            --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  5,947     $ 4,205            $  5,753      $ 14,448
                                                                             ========     =======            ========      ========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
    Billed, unbilled and other receivables, net                              $ (7,028)    $ 4,310            $   (667)     $ (6,600)
    Inventories                                                                  (259)       (959)             (3,262)         (843)
    Accounts payable                                                              999        (220)                687        (1,913)
    Other current assets and liabilities                                        2,919        (990)             (1,151)          (61)
                                                                             --------     -------            --------      --------
                                                                             $ (3,369)    $ 2,141            $ (4,393)     $ (9,417)
                                                                             ========     =======            ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for interest                                   $    371     $    93            $      6      $     31
    Cash paid during the year for income taxes                                  1,031         322               1,288         2,889

    Non-cash transactions:
      Previously recorded compensation expense attributable to
       options exercised                                                         --          --                  --             167
      Intangible assets acquired by assumption of note payable and  for
       stock, respectively (Note 5)                                              --          --                 1,040          --


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY


                                                                             ACCUMULATED
                                                                                OTHER       ADDITIONAL    RETAINED        TOTAL
                                                          COMMON STOCK      COMPREHENSIVE    PAID-IN      EARNINGS    SHAREHOLDERS'
(In Thousands)                                        SHARES        AMOUNT      INCOME       CAPITAL      (DEFICIT)      EQUITY
                                                    --------------------------------------------------------------------------------

BALANCES, JANUARY 1, 1997                             7,949         $ 80     $   (929)      $ 39,560      $ 7,736     $  46,447

Comprehensive income
  Net income                                                                                               10,806        10,806
  Other comprehensive income
    Foreign currency translation adjustments                                   (1,482)                                   (1,482)
                                                                                                                      ---------
  Total comprehensive income                                                                                              9,324
                                                                                                                      ---------

Stock options exercised, net of shares tendered         258            2                       1,852                      1,854
Tax benefit relating to stock option plans                                                        87                         87
Previously recorded stock option compensation
  attributable to options exercised                                                              167                        167

                                                    ---------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1997                           8,207         $ 82     $ (2,411)      $ 41,666      $18,542     $  57,879
                                                    ===========================================================================

Comprehensive income (loss)
  Net loss                                                                                                 (3,339)       (3,339)
  Other comprehensive income
    Foreign currency translation adjustments                                      742                                       742
                                                                                                                      ---------
  Total comprehensive income (loss)                                                                                      (2,597)
                                                                                                                      ---------

Stock options exercised, net of shares tendered         135            1                         988                        989
Tax benefit relating to stock option plans                                                       223                        223
Stock repurchased                                      (123)          (1)                     (1,641)                    (1,642)

                                                    ---------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1998                           8,219         $ 82     $ (1,669)      $ 41,236      $15,203     $  54,852
                                                    ===========================================================================

Comprehensive income (loss)
  Net loss                                                                                                 (4,860)       (4,860)
  Other comprehensive income
    Foreign currency translation adjustments                                   (1,671)                                   (1,671)
                                                                                                                      ---------
  Total comprehensive income (loss)                                                                                      (6,531)
                                                                                                                      ---------

Stock repurchased                                       (50)           -                        (257)                      (257)

                                                    ---------------------------------------------------------------------------
BALANCES, JUNE 30, 1999                               8,169         $ 82     $ (3,340)      $ 40,979      $10,343     $  48,064
                                                    ===========================================================================

Comprehensive income
  Net income                                                                                                1,857         1,857
  Other comprehensive income
    Foreign currency translation adjustments                                     (383)                                     (383)
                                                                                                                      ---------
  Total comprehensive income                                                                                              1,474
                                                                                                                      ---------

Stock plans                                               1            -                          31                         31

                                                    ---------------------------------------------------------------------------
BALANCES, JUNE 30, 2000                               8,170         $ 82     $ (3,723)      $ 41,010      $12,200     $  49,569
                                                    ===========================================================================

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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

On June 24, 1999, the Company elected to change its reporting period from a calendar year ending December 31, to a fiscal year ending June 30. As a result, the financial statements include the six-month transition period January 1, 1999 through June 30, 1999.

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

INVENTORIES

Inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out ("FIFO") method. Inventories, net of reserves, are comprised of the following (in thousands):

                                                         AT JUNE 30,
                                         ------------------------------------------           AT DECEMBER 31,
                                               2000                      1999                      1998
                                         ---------------           ----------------           ---------------

Component parts                          $         7,214           $          6,553           $         5,794
Work in process                                    1,204                      1,683                     2,235
Finished goods                                     4,164                      4,087                     3,336
                                         ---------------           ----------------           ---------------
   Total                                 $        12,582           $         12,323           $        11,365
                                         ===============           ================           ===============

EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options and warrants, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance unless such effect is anti-dilutive. A reconciliation of both calculations is shown below (in thousands, except per share amounts).

                                            NET INCOME               WEIGHTED AVG.            EARNINGS (LOSS)
                                              (LOSS)                 COMMON SHARES               PER SHARE
                                           -----------               -------------            ---------------

TWELVE MONTHS ENDED JUNE 30, 2000
Basic EPS                                $         1,857                      8,170           $            .23
Effect of dilutive securities:
   Stock options and warrants                          -                         29
                                         ---------------           ----------------
Diluted EPS                              $         1,857                      8,199           $            .23
                                         ===============           ================

SIX MONTHS ENDED JUNE 30, 1999
Basic EPS                                $        (4,860)                     8,185           $           (.59)
Effect of dilutive securities:
   Stock options and warrants                          -                          -
                                         ---------------           ----------------
Diluted EPS                              $        (4,860)                     8,185           $           (.59)
                                         ================          ================

YEAR ENDED DECEMBER 31, 1998
Basic EPS                                $        (3,339)                     8,239           $           (.41)
Effect of dilutive securities:
   Stock options and warrants                          -                          -
                                         ---------------           ----------------
Diluted EPS                              $        (3,339)                     8,239           $           (.41)
                                         ================          ================

YEAR ENDED DECEMBER 31, 1997
Basic EPS                                $        10,806                      8,065           $           1.34
Effect of dilutive securities:
   Stock options and warrants                          -                        347
                                         ---------------           ----------------
Diluted EPS                              $        10,806                      8,412           $           1.28
                                         ===============           ================


Options to purchase 1,161,000, 1,188,000 and 914,000 shares of common stock were outstanding in the twelve months ended June 30, 2000, six months ended June 30, 1999 and year ended December 31, 1998, respectively, and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

REVENUE RECOGNITION

The Company's products are generally configured to customer specifications. Certain customers may require a demonstration of the system prior to shipment. At the time of satisfactory demonstration, a written customer acceptance is completed. Revenue is recognized upon the earlier of written customer acceptance or shipment of the product to the customer. See also "New Accounting Pronouncements" discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, which include cash, marketable securities, accounts receivable, accounts payable, and amounts due to banks or other lenders, approximate their fair values at June 30, 2000, June 30, 1999 and December 31, 1998. Fair values have been determined through information obtained from market sources and management estimates.

2.    LITIGATION EXPENSES

During the six months ended June 30, 1999, the Company expensed $671,000 of legal expenses related to a civil action for which the Company was awarded a favorable judgement (see Note 9). The Company is in the process of trying to collect on this judgement.

3.    MARKETABLE SECURITIES

The Company had no marketable securities at June 30, 2000 and June 30, 1999. In 1998 and 1997, proceeds from sales of available for sale securities were $2,000,000 and $500,000, respectively; no gross gains or losses were realized on those sales.

4.    LEASES

The following is a summary, as of June 30, 2000, of the future minimum annual lease payments required under the Company's operating leases having initial or remaining non-cancelable terms in excess of one year (in thousands):



                 FISCAL YEAR                                   OPERATING
                 -----------                                   ---------
                 2001                                          $    1,306
                 2002                                                 967
                 2003                                                 264
                 2004                                                 172
                 2005                                                  48
                 2006 and beyond                                       22
                                                               ----------
                 Total minimum lease payments                  $    2,779
                                                               ==========


Rental expense for operating leases in the twelve months ended June 30, 2000, six months ended June 30, 1999 and calendar years 1998 and 1997 was $1,428,000, $725,000, $1,318,000, and $719,000, respectively.

5.    INTANGIBLE ASSETS

In October 1998, the Company purchased the assets, including ultrasound intellectual property, of Sonic Industries, Inc. and Sonic Technologies, Inc. ("Sonic") and assumed certain liabilities and long-term debt (see Note 6). Intangible assets, including goodwill, totaled $1,848,000 and are being amortized over five years.

During 1998, the Company developed a new suite of non-contact three-dimensional measurement technologies, which superseded certain existing technologies recorded as intangible assets. As a result, the carrying value of these intangible assets was evaluated for impairment. This evaluation resulted in a write-off of intangible assets with a net book value of $1,472,000 in 1998.


6.    SHORT-TERM AND LONG-TERM NOTES PAYABLE

At June 30, 2000, the Company's principal bank had agreed to provide short-term unsecured credit facilities of 1.0 million Deutsche marks and $1.0 million Canadian dollars. The facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings will bear interest at the bank's prime rate (9.5% as of August 31, 2000). The credit facilities expire on July 31, 2001, unless canceled earlier by the Company or the bank. The Company had no borrowings outstanding under these credit facilities at June 30, 2000.

In June 2000, the Company renewed its long-term $15 million unsecured Revolving Credit Agreement (Revolver) that expires on July 31, 2002. Proceeds under the Revolver may be used for general corporate purposes and can be designated as a Floating Rate Loan or as a Eurodollar Rate Loan. Interest on Floating Rate borrowings is calculated daily at 1/2% below the bank's prime rate (9.5% as of August 31, 2000) and is payable on the last day of each month. Interest on Eurodollar Rate borrowings is calculated at a Eurodollar Rate for the period chosen (approximately 7.9% as of August 31, 2000) and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of the Revolver. The Revolver prohibits the Company from paying dividends. In addition, the Revolver contains various financial covenants that, among other things, restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, depreciation and amortization, and taxes. The Company had $3.6 million outstanding under the Revolver at June 30, 2000.

In conjunction with the Company's October 1, 1998 purchase of Sonic assets, discussed in Note 5, the Company assumed a long-term note payable totaling $1,040,000. The note is payable in full on November 1, 2003 and requires quarterly payments of interest at 7.5% per annum on the outstanding principal balance. The note may be prepaid without penalty in whole or in part at anytime.

7.    COMMITMENTS AND OTHER

As part of the purchase of the Sonic intellectual property (see Note 5), the Company agreed to pay contingent royalty payments on sales using the Sonic technology over a five-year period beginning October 1, 1998. The maximum total amount of royalties is capped at $6 million on sales of $90 million. The Company has prepaid approximately $1.9 million of the contingent royalty payments generally through the assumption of liabilities in connection with the acquisition of the Sonic assets. These prepaid royalties generally offset the first contingent royalties due.

The Company has received a NIST-ATP award to participate in a joint venture to develop a robot guidance system for powertrain assembly automation. The Company's in-kind development contribution is approximately $500,000 over a four-year period that began in 1998. The joint venture is administered by the National Center for Manufacturing Sciences and includes a major automotive manufacturer.

In late 1995, Autospect received a $1.8 million NIST grant that provided funding over three years for development of a system to measure the thickness of wet film (e.g. paint). During 1998, 1997 and 1996, the Company recorded reimbursements of $800,000, $600,000 and $400,000, respectively, which offset the related costs. Prototype testing was completed in 1998 and the first phase of the system was installed in a manufacturing environment in 1999. A second phase of the system was installed in 2000 and is undergoing advanced testing.

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports product, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At June 30, 2000, June 30, 1999 and December 31, 1998, the Company had no forward contracts outstanding.

8.    INFORMATION ABOUT MAJOR CUSTOMERS

The Company sells its products directly to both domestic and international automotive assembly companies. During the twelve months ended June 30, 2000, 35% of net sales were derived from three automotive companies. During the six months ended June 30, 1999, and calendar years 1998 and 1997, 25%, 22% and 38% of net sales, respectively, were derived from these same three automotive companies. The Company also sells to system integrators or OEMs, who in turn sell to these same automotive companies. For the twelve months ended June 30, 2000, six months ended June 30, 1999 and for the years ended December 31, 1998 and 1997, approximately 11%, 8%, 13% and 17% of net sales, respectively, were to system integrators and OEMs for the benefit of the same three automotive companies. In the twelve months ended June 30, 2000, the Company had sales to DaimlerChrysler and General Motors, each of which exceeded 10% of the Company's total net sales.

9.    CONTINGENCIES

The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than the matters discussed below.

On December 11, 1998, a jury in a civil case in the U.S. District Court for the Eastern District of Michigan returned a favorable judgement for the Company and awarded damages of over $732,000. The suit, filed by the Company in June 1996, charged Sensor Adaptive Machines, Inc. ("SAMI") with violation of a covenant not to compete. SAMI filed counterclaims against the Company alleging, in part, that the Company was engaged in unlawful monopolization and tortious interference with business practice and sought damages. In response to a motion for summary disposition filed by the Company, the counterclaim for unlawful monopolization was dismissed by the court in June 1998. The jury found that the remaining counterclaims were without merit. On March 4, 1999, the Company's motion for interest was granted. SAMI's appeal of the judgement including the counterclaims against the Company was denied by the U.S. Court of Appeals for the Sixth Circuit. The Company has instituted legal action to collect the judgement. SAMI is subject to bankruptcy proceedings in Canada.

On September 25, 1998, the U.S. District Court for the Eastern District of Michigan dismissed, with prejudice, a suit filed against the Company by Speroni, S.p.A. ("Speroni"). Speroni has appealed the dismissal. The appeal has been stayed pending the arbitration decision discussed below. The suit alleged tortious interference in conjunction with exclusive distributorship contracts covering the sale of P-1000 products in Italy and France between Perceptron B.V., a wholly-owned subsidiary of the Company, and Speroni. Speroni sought unspecified compensatory damages and punitive damages. Perceptron B.V. terminated the exclusive distributorship contracts in 1997 for breach of contract by Speroni and has sought arbitration of this matter with the International Chamber of Commerce International Court of Arbitration ("ICC"), to confirm the terminations and to award damages. Speroni has filed counterclaims with the ICC alleging breach of the exclusive distributorship contracts and seeking damages of $6.5 million. Arbitration hearings have been conducted and Perceptron B.V. is awaiting the decision of the arbitrator. The Company intends to vigorously pursue its claims and defend Speroni's claims.

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

10.   401(K) PLAN

The Company has a 401(k) tax deferred savings plan that covers all eligible employees. The Company may make discretionary contributions to the plan. The Company's contributions during the twelve months ended June 30, 2000, six months ended June 30, 1999, and the calendar years 1998 and 1997, were $456,000, $218,000, $439,000 and $361,000, respectively.

11.   STOCK OPTION PLANS

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


                                          TWELVE MONTHS ENDED     SIX MONTHS ENDED      TWELVE MONTHS ENDED    TWELVE MONTHS ENDED
                                             JUNE 30, 2000          JUNE 30, 1999        DECEMBER 31, 1998      DECEMBER 31, 1997
                                         --------------------   --------------------    -------------------    ------------------

                                                      WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED
                                                      AVERAGE                AVERAGE                AVERAGE                AVERAGE
                                                      EXERCISE               EXERCISE               EXERCISE               EXERCISE
                                          SHARES       PRICE      SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                        --------------------------------------------------------------------------------------------
Shares subject to option
Outstanding at beginning of period      1,286,391    $   17.56   1,239,186    $ 19.14   1,088,765    $ 21.39  1,061,511   $ 16.04
New grants (based on fair value of
   common stock at dates of grant)        375,625         3.92     148,200       4.91     397,399       8.72    310,927     27.81
Exercised                                       -            -           -          -    (134,931)      7.28   (258,653)     7.92
Terminated and expired                   (316,758)       13.22    (100,995)     18.28    (112,047)     22.89    (25,020)    16.60
Outstanding at end of period            1,345,258        14.77   1,286,391      17.56   1,239,186      19.14  1,088,765     21.39
Exercisable at end of period              669,410        20.88     525,054      22.46     468,824      23.00    313,180     19.04

The following table summarizes information about stock options at June 30, 2000:


                                           OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                           ----------------------------------------------------    ------------------------------
                                          WEIGHTED AVERAGE
      RANGE OF                                REMAINING       WEIGHTED AVERAGE                   WEIGHTED AVERAGE
   EXERCISE PRICES            SHARES      CONTRACTUAL LIFE     EXERCISE PRICE        SHARES       EXERCISE PRICE
-------------------        -----------   ------------------  -----------------     ----------   -----------------
$   3.27 to  $  4.65          379,250          9.02 years        $    4.025            31,086        $    4.386
$   5.05 to  $ 11.00          340,570          7.64 years        $    7.099           130,237        $    8.107
$  11.42 to  $ 25.79          380,063          6.07 years        $   22.797           324,093        $   22.530
$  25.88 to  $ 36.50          245,375          6.56 years        $   29.603           183,994        $   29.791
--------------------        ---------    ----------------    --------------        ----------   ---------------
$   3.27 to  $ 36.50        1,345,258          7.39 years        $   14.772           669,410        $   20.877
--------------------        ---------    ----------------    --------------        ----------   ---------------

Option prices for options granted under these Plans must not be less than fair market value of the Company's stock on the date of grant. At June 30, 2000, options covering 669,410 shares were exercisable and options covering 1,016,591 shares were available for future grants under these plans.

Options outstanding under the 1992 and 1998 Stock Option Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. Options outstanding under the Director Stock Option Plan are either an initial option or an annual option. Initial options of 15,000 shares are granted as of the date the non-employee director is first elected to the Board of Directors and become exercisable in full on the first anniversary of the date of grant. Annual options are granted as of the date of the respective annual meeting to each non-employee director serving at least six months prior to the annual meeting and become exercisable in three annual increments of 33 1/3% after the date of grant and expire ten years from the date of grant. In 1999, the Directors Stock Option Plan was amended to increase the amount of the annual options from 1,500 to 3,000 shares of Common Stock for grants beginning in the year 2000, to eliminate the annual option grant for 1,500 shares in 1999 and to provide for a one time grant to each Director at the time of the 1999 Annual Meeting an additional option to purchase 10,000 shares of Common Stock.

The estimated fair value as of the date options were granted during the twelve months ended June 30, 2000, six months ended June 30, 1999 and calendar years 1998 and 1997, using the Black-Scholes option-pricing model was as follows:

                                  TWELVE MONTHS ENDED     SIX MONTHS ENDED      TWELVE MONTHS ENDED    TWELVE MONTHS ENDED
                                     JUNE 30, 2000          JUNE 30, 1999        DECEMBER 31, 1998      DECEMBER 31, 1997
                                 --------------------   --------------------    -------------------    ------------------

Weighted average estimated fair
   value per share of options
   granted during the year            $     3.44             $      3.96            $      5.57            $     12.82

Assumptions:
   Amortized dividend yield                    -                       -                      -                      -
   Common stock price volatility           96.85%                  94.17%                 73.69%                 42.57%
   Risk-free rate of return                 6.75%                   6.00%                  4.25%                  6.20%
   Expected option term (in years)          5                       5                      5                      5

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective with the 1996 financial statements, but elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options has been recognized under the provisions of APB 25. If compensation cost had been determined based on the estimated fair value of options granted during the twelve months ended June 30, 2000, six months ended June 30, 1999 and years 1998 and 1997, consistent with the methodology in SFAS 123, the Company's net income and income per share would have been adjusted to the pro forma amounts indicated below (in thousands except per share amounts):

                                  TWELVE MONTHS ENDED     SIX MONTHS ENDED      TWELVE MONTHS ENDED    TWELVE MONTHS ENDED
                                     JUNE 30, 2000          JUNE 30, 1999        DECEMBER 31, 1998      DECEMBER 31, 1997
                                 --------------------   --------------------    -------------------    ------------------

Net income (loss)
   As reported                        $    1,857             $   (4,860)            $   (3,339)            $   10,806
   Pro forma                          $     (111)            $   (6,062)            $   (5,377)            $    8,379

Earnings (loss) per share - diluted
   As reported                        $      .23             $     (.59)             $    (.41)            $     1.28
   Pro forma                          $     (.01)            $     (.74)             $    (.65)            $     1.00


12.   INCOME TAXES

Income before income taxes for U.S. and foreign operations was as follows (in thousands):

                                  TWELVE MONTHS ENDED     SIX MONTHS ENDED      TWELVE MONTHS ENDED    TWELVE MONTHS ENDED
                                     JUNE 30, 2000          JUNE 30, 1999        DECEMBER 31, 1998      DECEMBER 31, 1997
                                 --------------------   --------------------    -------------------    ------------------

U.S.                                  $       58             $   (8,289)            $   (7,881)            $    9,070
Foreign                                    3,236                    940                  2,738                  6,939
                                      ----------             ----------             ----------             ----------
Total                                 $    3,294             $   (7,349)            $   (5,143)            $   16,009
                                      ==========             ==========             ===========            ==========



The income tax provision (benefit) reflected in the statement of income consists of the following (in thousands):



                                  TWELVE MONTHS ENDED     SIX MONTHS ENDED      TWELVE MONTHS ENDED    TWELVE MONTHS ENDED
                                     JUNE 30, 2000          JUNE 30, 1999        DECEMBER 31, 1998      DECEMBER 31, 1997
                                 --------------------   --------------------    -------------------    ------------------

Current provision (benefit):
   U.S. federal                       $       70             $        -             $        -             $    2,591
   Foreign                                 1,367                    389                  1,366                  1,227
Deferred taxes                                 -                 (2,878)                (3,170)                 1,385
                                      ----------             -----------            -----------            ----------
Total provision (benefit)             $    1,437             $   (2,489)            $   (1,804)            $    5,203
                                      ==========             ===========            ===========            ==========


The Company's deferred tax assets are substantially represented by the tax benefit of net operating losses and the tax benefit of future deductions represented by reserves for bad debts, warranty expenses and inventory obsolescence. The components of deferred tax assets were as follows (in thousands):


                                          AT                     AT                     AT                     AT
                                     JUNE 30, 2000          JUNE 30, 1999        DECEMBER 31, 1998      DECEMBER 31, 1997
                                 --------------------   --------------------    -------------------    ------------------

Benefit of net operating losses       $    3,229             $    4,892             $    2,202             $        -
Other, principally reserves                 (734)                    65                    175                    180
                                      ----------             ----------             ----------             ----------
   Deferred tax asset                 $    2,495             $    4,957             $    2,377             $      180
                                      ==========             ==========             ==========             ==========



                                      TWELVE MONTHS ENDED     SIX MONTHS ENDED      TWELVE MONTHS ENDED    TWELVE MONTHS ENDED
Rate reconciliation:                     JUNE 30, 2000          JUNE 30, 1999        DECEMBER 31, 1998      DECEMBER 31, 1997
                                     --------------------   --------------------    -------------------    ------------------


Provision at U.S. statutory rate           34.0%                  (34.0%)                (34.0%)                 34.0%
Net effect of taxes on foreign
   activities                               9.6%                    0.1%                  (1.0%)                 (1.5%)
                                      ---------              ----------             ----------             ----------
   Effective tax rate                      43.6%                  (33.9%)                (35.0%)                 32.5%
                                      =========              ==========             ==========             ==========


No provision was made with respect to retained earnings as of June 30, 2000 that have been retained for use by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings. At June 30, 2000, the Company had net operating losses for Federal income tax purposes of $3,229,000 that expire in 2020 and 2021.

13.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: Automotive and Industrial Businesses. The Automotive Business segment designs, manufactures, and markets information-based measurement and inspection focused solutions for process improvements within the automotive industry. The Industrial Businesses segment uses the same technology and contains the Forest Products business unit and the Emerging Markets business unit. The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance based on operating income. Company-wide costs are allocated based on revenues and/or labor as deemed appropriate. The Company primarily accounts for geographic sales and transfers based on cost plus a transfer fee and/or royalty fees.

The Company's reportable segments are strategic business units that offer similar products and services to different industries. They have separate management teams because each business unit requires different marketing strategies. The business units were created as a result of a combination of existing businesses and acquisitions.



REPORTABLE SEGMENTS ($000'S)                 AUTOMOTIVE            INDUSTRIAL BUSINESSES       CONSOLIDATED
                                          ----------------         ---------------------      ---------------

TWELVE MONTHS ENDED JUNE 30, 2000
Net sales                                 $         55,473           $       14,348            $       69,821
Depreciation and amortization                        1,676                      617                     2,293
Operating (loss)                                     7,081                   (3,422)                    3,659
Assets                                              57,190                    9,037                    66,227
Capital expenditures                                 1,228                      228                     1,456

SIX MONTHS ENDED JUNE 30, 1999
Net sales                                 $         17,977           $        3,279            $       21,256
Depreciation and amortization                          977                      296                     1,273
Operating (loss)                                    (3,357)                  (3,303)                   (6,660)
Assets                                              53,370                    7,964                    61,334
Capital expenditures                                   754                      241                       995

TWELVE MONTHS ENDED DECEMBER 31, 1998
Net sales                                 $         39,555           $       10,080            $       49,635
Depreciation and amortization                        2,191                      297                     2,488
Operating (loss)                                    (4,425)                  (1,351)                   (5,776)
Assets                                              58,654                    7,754                    66,408
Capital expenditures                                 2,080                      320                     2,400

TWELVE MONTHS ENDED DECEMBER 31, 1997
Net sales                                 $         55,472           $        9,630            $       65,102
Depreciation and amortization                        1,645                      109                     1,754
Operating income                                    14,452                      409                    14,861
Assets                                              63,785                    4,357                    68,142
Capital expenditures                                 2,195                      161                     2,356


The Company operates in two primary geographic areas: Domestic (United States) and International (primarily Europe, with limited operations in Canada, Asia and South America).


GEOGRAPHIC REGIONS  ($000'S)                  DOMESTIC                INTERNATIONAL(1)            CONSOLIDATED
                                          ----------------         --------------------       ---------------------

TWELVE MONTHS ENDED JUNE 30, 2000
Net external sales                        $         53,397         $         16,425           $        69,821
Identifiable assets                                 47,424                   18,803                    66,227

SIX MONTHS ENDED JUNE 30, 1999
Net external sales                        $         12,416         $          8,840           $        21,256
Identifiable assets                                 42,366                   18,968                    61,334

TWELVE MONTHS ENDED DECEMBER 31, 1998
Net external sales                        $         34,731         $         14,904           $        49,635
Identifiable assets                                 49,080                   17,328                    66,408

TWELVE MONTHS ENDED DECEMBER 31, 1997
Net external sales                        $         49,484         $         15,618           $        65,102
Identifiable assets                                 52,897                   15,245                    68,142




------------------------------------------
   (1) The Company's German subsidiary had net external sales of $13.3 million, $5.8 million, $11.0 million and $10.2 million in the twelve months ended June 30, 2000, six months ended June 30, 1999 and twelve months ended December 31, 1998 and 1997, respectively. Total assets of the Company's German subsidiary were $10.5 million, $11.5 million, $10.7 million and $9.6 million as of June 30, 2000, June 30, 1999, December 31, 1998 and December 31, 1997, respectively.

14.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data for the fiscal years ended June 30, 2000 and 1999, are as follows (in thousands, except per share amounts):



                                                                   QUARTER ENDED
                                         ----------------------------------------------------------------------

FISCAL YEAR 2000                          9-30-99          12-31-99               3-31-00            6-30-00
                                         ---------        ----------             ----------        ------------

Net sales                                $  18,471         $ 18,533              $  13,721          $  19,096
Gross profit                                10,382           10,270                  7,503             10,434
Net income (loss)                            1,128              959                   (447)               217
Basic earnings (loss) per share                .14              .12                   (.05)               .03
Diluted earnings (loss) per share              .14              .12                   (.05)               .03


FISCAL YEAR 1999                          9-30-98          12-31-98               3-31-99            6-30-99
                                         ---------        ----------             ----------        ------------

Net sales                                $  14,482         $ 16,843              $   8,934          $  12,322
Gross profit                                 8,043            9,692                  4,237              6,251
Net income (loss)                              389             (557)b               (2,631)            (2,229)a
Basic earnings (loss) per share                .05             (.07)                  (.32)              (.27)
Diluted earnings (loss) per share              .05             (.07)                  (.32)              (.27)




---------------------------------------------
(a) The quarter ended June 30, 1999 includes unusual litigation expenses of $671,000 (see Note 2) and bad debt expenses for final resolution of aged accounts receivable primarily related to the Company's Autospect and Trident operations.

(b) In the quarter ended December 31, 1998, the Company wrote-off $1,472,000 of intangible assets (see Note 5).


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No response to Item 9 is required.

                                    PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the captions "Matters to Come before the Meeting - Proposal 1: Election of Directors", "Further Information - Executive Officers" and "Further Information - Share Ownership of Management and Certain Shareholders" of the registrant's proxy statement for 2000 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

         B. Reports on Form 8-K: The Company's current report on Form 8-K, dated July 25, 2000, which disclosed information under Item 5 concerning the Company's selection of Monday, December 4, 2000, as the date for the Annual Meeting of Shareholders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PERCEPTRON, INC.
                                            (Registrant)



                                  By:   /S/ Alfred A. Pease
                                        -----------------------------------
                                        Alfred A. Pease, Chairman, President
                                        and Chief Executive Officer

                                        Date:  September 22, 2000

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



            Signatures                                Title                                             Date
            ----------                                -----                                             ----

/S/ Alfred A. Pease                         Chairman of the Board,                               September 22, 2000
------------------------------------
Alfred A. Pease                             President, Chief Executive Officer

/S/ John J. Garber                          Vice President and Chief                             September 22, 2000
------------------------------------
John J. Garber                              Financial Officer (Principal Financial Officer)

/S/ Sylvia M. Smith                         Controller (Principal Accounting Officer)            September 22, 2000
------------------------------------
Sylvia M. Smith

/S/ David J. Beattie                        Director                                             September 22, 2000
------------------------------------
David J. Beattie

/S/ Kenneth R. Dabrowski                    Director                                             September 22, 2000
------------------------------------
Kenneth R. Dabrowski

/S/ Philip J. DeCocco                       Director                                             September 22, 2000
------------------------------------
Philip J. DeCocco

/S/ W. Richard Marz                         Director                                             September 22, 2000
------------------------------------
W. Richard Marz

/S/ Robert S. Oswald                        Director                                             September 22, 2000
------------------------------------
Robert S. Oswald

/S/ Terryll R. Smith                        Director                                             September 22, 2000
------------------------------------
Terryll R. Smith


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

                        PERCEPTRON, INC. AND SUBSIDIARIES
                 SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS




                                                            CHARGED TO
                                         BEGINNING           COSTS AND                                ENDING
                                          BALANCE             EXPENSE           CHARGE-OFFS           BALANCE
                                        ----------          ----------          -----------           -------

DECEMBER 31, 1997

Allowance for doubtful accounts         $   108,000         $   104,000         $   37,000         $   175,000

Inventory reserves                      $   860,000         $         0         $        0         $   860,000


DECEMBER 31, 1998

Allowance for doubtful accounts         $   175,000         $    98,000         $   73,000         $   200,000

Inventory reserves                      $   860,000         $    47,000         $  388,000         $   519,000


JUNE 30, 1999(1)

Allowance for doubtful accounts         $   200,000         $   458,000         $  440,000         $   218,000

Inventory reserves                      $   519,000         $   245,000         $  164,000         $   600,000


JUNE 30, 2000

Allowance for doubtful accounts         $   218,000         $   194,000         $  144,000         $   268,000

Inventory reserves                      $   600,000         $ 1,039,000         $  439,000         $ 1,200,000




(1) In 1999, the Company elected to change its reporting period from a calendar year ending December 31 to a fiscal year ending June 30. As a result, 1999 represents a six-month transition period.

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

      4.3         Credit Agreement, dated May 28, 1999, between Perceptron, Inc.
                  and Bank One, Michigan and First Amendment to Credit Agreement, dated August 24, 1999 are incorporated herein by reference to Exhibit 4.3 of the Company's Report on Form 10-K for the Transition year ended June 30, 1999.

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

      4.6* Second Amendment to Credit Agreement, dated May 28, 1999, between Perceptron, Inc. and Bank One, Michigan dated June 30, 2000.

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

      10.28@ First Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.28 of the Company's Report on Form 10-K for the Transition Period Ended June 30, 1999.

      10.29@ Second Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.29 of the Company's Report on Form 10-K for the Transition Period Ended June 30, 1999.

      10.30@ Forms of Incentive Stock Option Agreements (Officers) and Non-Qualified Stock Option Agreements (Officers) under 1992 Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.30 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1999.

      10.31@ Forms of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.31 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1999.

      10.32@ Forms of Non-Qualified Stock Option Agreements under the Directors Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.32 of the Company's Report on Form 10-Q for the Quarter Ended December 31, 1999.

      10.33@ Second Amendment to the Perceptron, Inc. Directors Stock Option Plan (Amended and Restated October 31, 1996) is incorporated by reference to Exhibit 10.33 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 2000.

      10.34*@     2000 Management Bonus Plan.

      21. A list of subsidiaries of the Company is incorporated by reference to Exhibit 21 of the Company's Report on Form 10-K for the Transition Period Ended June 30, 1999.

      23.*        Consent of Experts.

      27.*        Financial Data Schedule.

-------------------------------
* Filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
@ Indicates a management contract, compensatory plan or arrangement.

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