Form 10-Q
period 2000-09-30
PERCEPTRON INC/MI
filed 2000-11-13
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.


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

         Yes    X                                 No
             ---------                               ---------

The number of shares outstanding of each of the issuer's classes of common stock as of November 6, 2000, was:

         Common Stock, $0.01 par value                   8,173,001
         -----------------------------           -----------------------
                      Class                          Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
COVER                                                                                             1

INDEX                                                                                             2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                                                     3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              13

PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K                                                        14

SIGNATURES                                                                                       15

                        PERCEPTRON, INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
(In Thousands, Except Per Share Amounts)                       2000                    1999
                                                             --------                --------
NET SALES                                                    $  8,011                $ 18,471

COST OF SALES                                                   4,494                   8,089

                                                             --------                --------
         GROSS PROFIT                                           3,517                  10,382
                                                             --------                --------

OPERATING EXPENSES
         Selling, general and administrative                    4,761                   5,345
         Engineering, research and development                  3,078                   2,987
                                                             --------                --------
           Total operating expenses                             7,839                   8,332
                                                             --------                --------

         OPERATING INCOME (LOSS)                               (4,322)                  2,050
                                                             --------                --------

OTHER INCOME AND (DEDUCTIONS)
         Interest expense                                        (116)                   (118)
         Interest income                                           46                      36
         Foreign currency and other                               (43)                    (81)
                                                             --------                --------
           Total other income and (deductions)                   (113)                   (163)
                                                             --------                --------

INCOME (LOSS) BEFORE INCOME TAXES                              (4,435)                  1,887

INCOME TAX EXPENSE (BENEFIT)                                   (1,722)                    759

                                                             --------                --------
         NET INCOME (LOSS)                                   $ (2,713)               $  1,128
                                                             ========                ========


EARNINGS (LOSS) PER SHARE
         BASIC                                                 ($0.33)                  $0.14
         DILUTED                                               ($0.33)                  $0.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         BASIC                                                  8,173                   8,169
         DILUTED                                                8,173                   8,181


The notes to the consolidated financial statements are an integral part of these statements.

                       PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       SEPTEMBER 30,                   JUNE 30,
(In Thousands)                                                                             2000                         2000
                                                                                       ------------                 ----------
ASSETS

         CURRENT ASSETS
            Cash and cash equivalents                                                  $  6,441                      $  5,947
            Receivables:
                Billed receivables, net of allowance for doubtful accounts               19,568                        26,507
                   of $355 and $268, respectively
                Unbilled and other receivables                                            4,574                         6,126
            Inventories, net of reserves of $1,200 and $1,200, respectively              14,469                        12,582
            Deferred taxes and other current assets                                       1,501                         1,564
                                                                                       --------                      --------
                Total current assets                                                     46,553                        52,726
                                                                                       --------                      --------

         PROPERTY AND EQUIPMENT
            Building and land                                                             6,035                         6,004
            Machinery and equipment                                                       9,717                         9,598
            Furniture and fixtures                                                        1,199                         1,195
                                                                                       --------                      --------
                                                                                         16,951                        16,797
            Less - Accumulated depreciation and amortization                             (6,507)                       (6,125)
                                                                                       --------                      --------
                Net property and equipment                                               10,444                        10,672
                                                                                       --------                      --------

         OTHER ASSETS
            Intangible assets, net of accumulated amortization                            1,237                         1,313
                of $758 and $660, respectively
            Deferred tax asset                                                            3,198                         1,516
                                                                                       --------                      --------
                Total other assets                                                        4,435                         2,829
                                                                                       --------                      --------

         TOTAL ASSETS                                                                  $ 61,432                      $ 66,227
                                                                                       ========                      ========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES
            Accounts payable                                                           $  3,595                      $  4,549
            Accrued liabilities and expenses                                              3,821                         4,642
            Notes payable (Note 3)                                                        5,915                            --
            Income taxes payable                                                            406                            87
            Accrued compensation                                                            809                         2,785
                                                                                       --------                      --------
                Total current liabilities                                                14,546                        12,063
                                                                                       --------                      --------

         LONG-TERM LIABILITIES
            Notes payable (Note 3)                                                        1,040                         4,595
                                                                                       --------                      --------
                Total long-term liabilities                                               1,040                         4,595
                                                                                       --------                      --------

                Total liabilities                                                        15,586                        16,658
                                                                                       --------                      --------

         SHAREHOLDERS' EQUITY
            Preferred stock - no par value, authorized 1,000
                shares, issued none                                                          --                            --
            Common stock, $0.01 par value, authorized 19,000
                shares, issued and outstanding 8,173 and 8,170 at
                September 30, 2000 and June 30, 2000, respectively                           82                            82
            Accumulated other comprehensive income (loss) (Note 5)                       (4,742)                       (3,723)
            Additional paid-in capital                                                   41,019                        41,010
            Retained earnings                                                             9,487                        12,200
                                                                                       --------                      --------
                Total shareholders' equity                                               45,846                        49,569
                                                                                       --------                      --------

         TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                             $ 61,432                      $ 66,227
                                                                                       ========                      ========



The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                                        THREE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
(In Thousands)                                                                                     2000                   1999
                                                                                                 --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                                       $(2,713)               $ 1,128
         Adjustments to reconcile net income (loss) to net cash provided from
           (used for) operating activities:
                 Depreciation and amortization                                                       526                    595
                 Deferred income taxes                                                            (1,540)                   (83)
                 Other                                                                                55                    168
                 Changes in assets and liabilities, exclusive of changes shown
                    separately                                                                     2,392                 (3,218)
                                                                                                 -------                -------
                        Net cash used for operating activities                                    (1,280)                (1,410)
                                                                                                 -------                -------

CASH FLOWS FROM FINANCING ACTIVITIES
         Revolving credit borrowings                                                               8,520                  7,535
         Revolving credit repayments                                                              (6,160)                (4,460)
         Proceeds from stock plans                                                                    10                     --
                                                                                                 -------                -------
                        Net cash provided from financing activities                                2,370                  3,075
                                                                                                 -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                                       (190)                  (317)
                                                                                                 -------                -------
                        Net cash used for investing activities                                      (190)                  (317)
                                                                                                 -------                -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                        (406)                    (9)
                                                                                                 -------                -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            494                  1,329
CASH AND CASH EQUIVALENTS, JULY 1                                                                  5,947                  4,205
                                                                                                 -------                -------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                                                          $ 6,441                $ 5,534
                                                                                                 =======                =======

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
         Receivables, net                                                                        $ 7,789                $(4,003)
         Inventories                                                                              (1,886)                  (959)
         Accounts payable                                                                           (954)                   461
         Other current assets and liabilities                                                     (2,557)                 1,283
                                                                                                 -------                -------
                                                                                                 $ 2,392                $(3,218)
                                                                                                 =======                =======


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with Perceptron's 2000 Annual Report on Form 10-K. Certain reclassifications may have been made to the prior year's financial statements to conform with the fiscal year 2001 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2.     INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first in, first out (FIFO) method. Inventory, net of reserves, is comprised of the following (in thousands):

                                                   SEPTEMBER 30,        JUNE 30,
                                                       2000               2000
                                                ----------------   ----------------
Component Parts                                      $ 7,196             $ 7,214
Work In Process                                        1,560               1,204
Finished Goods                                         5,713               4,164
                                                     -------             -------
Total                                                $14,469             $12,582
                                                     =======             =======

3.     CREDIT FACILITIES

The Company's principal bank has agreed to provide short-term unsecured credit facilities of 1.0 million Deutsche marks and $1.0 million Canadian dollars. The facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings will bear interest at the bank's prime rate (9.5% as of November 1, 2000). The credit facilities expire on July 31, 2001, unless canceled earlier by the Company or the bank. The Company had no borrowings outstanding under these credit facilities at September 30, 2000.

The Company has a $15 million unsecured Revolving Credit Agreement
(Revolver) that expires on July 31, 2002. Proceeds under the Revolver may be used for general corporate purposes and can be designated as a Floating Rate Loan or as a Eurodollar Rate Loan. Interest on Floating Rate borrowings is calculated daily at 1/2% below the bank's prime rate (9.5% as of November 1, 2000) and is payable on the last day of each month. Interest on Eurodollar Rate borrowings is calculated at a Eurodollar Rate for the period chosen (approximately 7.88% as of November 1, 2000) and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of the Revolver. The Revolver prohibits the Company from paying dividends. In addition, the Revolver contains various financial covenants that, among other things, restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, depreciation and amortization, and taxes ("EBITDA"). Effective September 30, 2000, the Revolver was amended to revise the EBITDA covenant test for the first quarter of fiscal 2001. The Company and its principal bank have agreed that another amendment will be required to account for the effect of the first quarter's EBITDA result on the EBITDA covenant test for the remaining quarters of fiscal 2001.
The Revolver has been classified as current until the amendment is completed. The Company had $5.9 million outstanding under the Revolver at September 30, 2000.

4.     FOREIGN EXCHANGE CONTRACTS

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipments. These transactions involve the use of forward contracts. At September 30, 2000 and 1999, the Company had no forward contracts outstanding.

In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in the consolidated balance sheet, measured at fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. The statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings. Adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

5.     COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

THREE MONTHS ENDED SEPTEMBER 30,                             2000          1999
                                                          ---------     ---------
Net Income (Loss)                                          $(2,713)      $ 1,128
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments                 (1,019)          454
                                                           -------       -------
Total Comprehensive Income (Loss)                          $(3,732)      $ 1,582
                                                           =======       =======

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

                                                                     WEIGHTED AVG.                  EARNINGS
                                         NET INCOME                 COMMON SHARES                  PER SHARE
THREE MONTHS ENDED SEPT. 30,         2000          1999          2000          1999           2000          1999
                                  -----------   -----------   -----------   -----------    -----------   -----------
Basic EPS                         $    (2,713)  $     1,128         8,173         8,169    $      (.33)  $       .14
Effect of Dilutive Securities:
   Stock options and warrants               -             -             -            12              -             -
                                  -----------   -----------   -----------   -----------    -----------   -----------
Diluted EPS                       $    (2,713)  $     1,128         8,173         8,181    $      (.33)  $       .14
                                  ===========   ===========   ===========   ===========    ===========   ===========

Options to purchase 1,317,000 and 1,244,000 shares of common stock were outstanding in the three months ended September 30, 2000 and 1999 and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

7.     COMMITMENTS AND CONTINGENCIES

The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than the matters discussed in the Company's 2000 Annual Report on Form 10-K.

8.     SEGMENT INFORMATION

The Company has two reportable segments: Automotive and Industrial Businesses. The Automotive segment designs, manufactures, and markets information-based measurement and inspection focused solutions for process improvements within the automotive industry. The Industrial Businesses segment employs the same technology providing products and services to the markets served by the Forest Products business unit and the Emerging Markets business unit. The Company evaluates performance based on operating income. Company-wide costs are allocated between the segments based on revenues and/or labor as deemed appropriate. Segment detail is summarized as follows (in thousands):


THREE MONTHS ENDED                    AUTOMOTIVE        INDUSTRIAL BUSINESSES        CONSOLIDATED
------------------------           ----------------     ---------------------   ----------------------
SEPTEMBER 30, 2000
Revenues                              $  6,210                 $  1,801                $  8,011
Operating Income (Loss)                 (1,945)                  (2,377)                 (4,322)
Total Assets                            52,858                    8,574                  61,432

SEPTEMBER 30, 1999
Revenues                              $ 16,183                 $  2,288                $ 18,471
Operating Income (Loss)                  3,517                   (1,467)                  2,050
Total Assets                            60,770                    6,828                  67,598


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview - The Company reported a net loss of $2.7 million, or $0.33 per share, for the first quarter of fiscal 2001, compared to net income of $1.1 million or $0.14 per share, in the quarter ended September 30, 1999. Net sales of $8.0 million for the three months ended September 30, 2000, were down $10.5 million, or 57%, compared to the prior year's sales of $18.5 million. Most of the sales decrease was attributable to the Automotive segment as explained below. Automotive sales accounted for 78% of total sales during the first quarter of fiscal 2001 compared to 88% in the quarter ended September 30, 1999. Industrial Businesses sales represented 22% of total sales for the quarter ended September 30, 2000, compared to 12% in the same quarter of 1999. Gross profit for the first quarter of fiscal 2001 was 43.9% compared to 56.2% in the quarter ended September 30, 1999. The reduction in the gross profit percentage primarily reflected unfavorable fixed overhead absorption due to the low sales level in fiscal 2001 and to a lesser extent foreign currency effects from the weak euro. Operating expenses were down $493,000 in the first quarter of fiscal 2001 compared to the quarter ended September 30, 1999, primarily as a result of lower personnel related expenses.

Automotive - Sales in the first quarter of fiscal 2001 decreased $10.0 million to $6.2 million compared to $16.2 million for the quarter ended September 30, 1999. The sales decline in the first quarter of fiscal 2001 was primarily the result of the following factors; i) fewer domestic new tooling programs this year compared to last year at this time, ii) temporary delays in shipments caused by shortages in electronic parts, and iii) delays in committed orders not yet released by the European customer's assembly line builders. P-1000 sales accounted for approximately 23% of net automotive sales in the first quarter of fiscal 2001 compared to approximately 48% in the same period a year ago. The percentage sales decrease reflected customers' migration to the Company's web based IPNet(TM) product. Sales of the Company's IPNet(TM) product totaled approximately 32% of net automotive sales in the first quarter of fiscal 2001 compared to 27% in the first quarter of fiscal 2000. RGS and NCA systems sales accounted for 21% of net sales in the quarter ended September 30, 2000, compared to 17% one year ago. Other product sales and training and service accounted for the remainder of net sales in both years.

Industrial Businesses - At the present time, the Industrial Businesses segment's principal market is the Forest Products industry. Sales in the first quarter of fiscal 2001 were $1.8 million, of which $1.7 million was delivered by the Forest Products business unit. Sales were down $500,000 from the same period last year primarily due to the postponement of capital spending by some forest products customers that were affected by the continued decline in the price of softwood.

Bookings & Backlog - New order bookings for the three months ended September 30, 2000, were $10.0 million compared to $17.0 million in 1999. Automotive bookings totaled $6.9 million in the fiscal 2001 quarter compared to $14.6 million a year ago. During the quarter ended September 30, 2000, automotive bookings primarily represented 36% P-1000, 22% RGS and NCA and 22% IPNet(TM). Automotive bookings for the comparable 1999 period primarily represented 62% P-1000 and 17% RGS and NCA and 15% IPNet(TM). Industrial Businesses bookings were $3.1 million in the quarter ended September 30, 2000, compared to $2.4 million a year ago, of which Forest Product bookings represented 100%. Backlog at September 30, 2000, was $25.1 million compared to $26.4 million at September 30, 1999. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Selling, General and Administrative (SG&A) Expenses - SG&A expenses decreased $584,000 to $4.8 million in the quarter ended September 30, 2000, from $5.3 million in the comparable 1999 quarter. The decrease was primarily due to reductions in personnel related costs.

Engineering, Research and Development (R&D) Expenses - Engineering and R&D expenses increased slightly from $3.0 million in the quarter ended September 30, 1999, to $3.1 million in the first quarter of fiscal 2001. The increase in expenses reflected continued investments the Company made in new product development including increases in labor, contract design services and engineering supplies.

Outlook - Based on customer shipment schedules, the Company expects reasonably strong sales in subsequent quarters of fiscal 2001, with sales approaching levels achieved in fiscal 2000. Total new orders for the second quarter of fiscal 2001 are expected to be $20.0 million based on new orders booked in October and the Company's expectations related to orders being actively pursued. The outlook for new orders for the second half of fiscal 2001 is also good; however, if lumber prices do not improve, Forest Products customers could continue to postpone capital spending plans. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $6.4 million at September 30, 2000, compared to $5.9 million at June 30, 2000. The increase of $500,000 in cash for the quarter resulted from $2.4 million of cash provided from financing activities mitigating $1.3 million of cash used in operations; and $190,000 used for capital spending. The foreign currency effects of the euro reduced cash $406,000 for the quarter.

The use of cash for operations reflected the loss for the period adjusted for non-cash items, reduced by decreased working capital requirements of $2.4 million. Receivables, net of foreign translation adjustments, decreased $7.8 million primarily as a result of cash collections exceeding the low level of sales during the quarter. Offsetting the decrease in receivables was an increase of $1.9 million in inventory primarily related to delays in planned shipments caused by shortages in electronic parts and for support of near-term delivery requirements, a decrease of $2.6 million in other current assets and liabilities that primarily reflected payments for incentive compensation and liabilities accrued at June 30, 2000 and a decrease of $954,000 in accounts payable.

Financing activities during the quarter reflected net working capital borrowings of $2.4 million. The Company has a $15 million unsecured Revolving Credit Agreement (Revolver) that expires on July 31, 2002. The Revolver contains various financial covenants that, among other things, restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, depreciation and amortization, and taxes ("EBITDA"). Effective September 30, 2000, the Revolver was amended to revise the EBITDA covenant test for the first quarter of fiscal 2001. The Company and its principal bank have agreed that another amendment will be required to account for the effect of the first quarter's EBITDA result on the EBITDA covenant test for the remaining quarters of fiscal 2001. This amendment is expected to be completed during the second quarter of fiscal 2001. The Revolver has been classified as current until the amendment is completed. The Company had $5.9 million outstanding under the Revolver at September 30, 2000. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statements.

The Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated fiscal 2001 cash flow requirements. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

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

MARKET RISK INFORMATION

Perceptron's primary market risks are related to foreign exchange rates and interest rate risk in connection with its borrowings. The foreign exchange risk is derived from sales by its international operations, which are primarily located in Germany and The Netherlands and for which products are produced in the U.S. At September 30, 2000, the Company did not have any market risk instruments for trading purposes.

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At September 30, 2000, the Company's percentage of sales commitments in non-U.S. currencies was 26.7% or $6.7 million. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Euro Conversion".

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. At September 30, 2000, the Company had no forward contracts outstanding.

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

NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in the consolidated balance sheet, measured at fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. The statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings. Adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 by the fourth quarter of fiscal 2001 (retroactive to July 1, 2000) and is currently reviewing interpretive guidance issued recently by the SEC to complete its assessment of the impact that SAB 101 may have on the Company's financial statements.

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operation may be "forward looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2001 and future revenue, order booking levels and earnings levels, the timing of new product releases, the expansion of the Company into new markets, and the execution of an amendment to the Company's revolving credit agreement. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, a determination by the Company's bank not to execute the expected amendment to its revolving credit agreement as a result of changes in economic conditions, the Company's financial position or other concerns and the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive and Forest Products industries, both of which have from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in these industries. The Company's expectations regarding second quarter bookings are based upon oral discussions with customers and are subject to change based upon a wide variety of factors, including economic conditions and system implementation delays. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders are dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      Exhibits

                           4.7 Third Amendment to Credit Agreement, dated May 28, 1999, between Perceptron, Inc. and Bank One, Michigan dated November 9, 2000.

                           27.      Financial Data Schedule.

                  (B)      Reports on Form 8-K:

                           The Company's current report on Form 8-K, dated July 25, 2000, which disclosed information under Item 5 concerning the Company's selection of Monday, December 4, 2000, as the date for the Annual Meeting of Shareholders.

                           The Company's current report on Form 8-K, dated October 10, 2000, which disclosed information under
                           Item 5 concerning the Company's expected sales level for the quarter ended September 30, 2000 and the factors contributing to that sales level.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PERCEPTRON, INC.
                                  (Registrant)


Date:    November 09, 2000        By: /S/ Alfred A. Pease
                                      ------------------------------------------
                                      Alfred A. Pease
                                      President and Chief Executive Officer


Date:    November 09, 2000        By: /S/ John J. Garber
                                      ------------------------------------------
                                      John J. Garber
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)


Date:    November 09, 2000        By: /S/ Sylvia M. Smith
                                      ------------------------------------------
                                      Sylvia M. Smith
                                      Controller and Chief Accounting Officer
                                      (Principal Accounting Officer)

                                 Exhibit Index
                                 -------------


Exhibit No.             Description
-----------             -----------
4.7                     Third Amendment to Credit Agreement, dated May 28, 1999,
                        between Perceptron, Inc. and Bank One, Michigan dated
                        November 9, 2000.

27.                     Financial Data Schedule.