Form 10-Q
period 2000-12-31
PERCEPTRON INC/MI
filed 2001-02-14
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.


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

         Yes       X                                 No
             -------------                              -------------

The number of shares outstanding of each of the issuer's classes of common stock as of February 7, 2001, was:

      Common Stock, $0.01 par value                         8,182,119
      -----------------------------                -------------------------
                Class                                   Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000


                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
COVER                                                                                             1

INDEX                                                                                             2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                                                     3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                               11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              17

PART II. OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders                                     17
Item 6.  Exhibits and Reports on Form 8-K                                                        17

SIGNATURES                                                                                       18

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                              DECEMBER 31,                      DECEMBER 31,
(In Thousands, Except Per Share Amounts)                                  2000             1999             2000             1999
                                                                        --------         --------         --------         --------
NET SALES                                                               $ 17,569         $ 18,533         $ 25,580         $ 37,004

COST OF SALES                                                              8,966            8,263           13,460           16,352
                                                                        --------         --------         --------         --------
        GROSS PROFIT                                                       8,603           10,270           12,120           20,652
                                                                        --------         --------         --------         --------

OPERATING EXPENSES
        Selling, general and administrative                                4,556            5,078            9,317           10,423
        Engineering, research and development                              3,210            3,482            6,288            6,469
                                                                        --------         --------         --------         --------
           Total operating expenses                                        7,766            8,560           15,605           16,892
                                                                        --------         --------         --------         --------

        OPERATING INCOME (LOSS)                                              837            1,710           (3,485)           3,760
                                                                        --------         --------         --------         --------

OTHER INCOME AND (DEDUCTIONS)
        Interest expense                                                    (172)            (129)            (288)            (247)
        Interest income                                                       42               33               88               69
        Gain (loss) on disposal of assets                                    226              (50)             226              (55)
        Foreign currency and other                                            (7)              62              (50)             (14)
                                                                        --------         --------         --------         --------
           Total other income and (deductions)                                89              (84)             (24)            (247)
                                                                        --------         --------         --------         --------

INCOME (LOSS) BEFORE INCOME TAXES                                            926            1,626           (3,509)           3,513

INCOME TAX EXPENSE (BENEFIT)                                                  44              667           (1,678)           1,426

                                                                        --------         --------         --------         --------
        NET INCOME (LOSS)                                               $    882         $    959         $ (1,831)        $  2,087
                                                                        ========         ========         ========         ========


EARNINGS (LOSS) PER SHARE
        BASIC                                                           $   0.11         $   0.12         ($  0.22)        $   0.26
        DILUTED                                                         $   0.11         $   0.12         ($  0.22)        $   0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        BASIC                                                              8,173            8,169            8,173            8,169
        DILUTED                                                            8,173            8,174            8,173            8,183


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       DECEMBER 31,        JUNE 30,
(In Thousands, Except Par Value)                                                                           2000              2000
                                                                                                       ------------        ---------
                                                                                                       (Unaudited)
ASSETS

         CURRENT ASSETS
            Cash and cash equivalents                                                                    $  6,955          $  5,947
            Receivables:
                Billed receivables, net of allowance for doubtful accounts                                 23,701            26,507
                   of $366 and $268, respectively
                Unbilled and other receivables                                                              6,493             6,126
            Inventories, net of reserves of $1,350 and $1,200, respectively                                13,110            12,582
            Deferred taxes and other current assets                                                         1,642             1,564
                                                                                                         --------          --------
                Total current assets                                                                       51,901            52,726
                                                                                                         --------          --------

         PROPERTY AND EQUIPMENT
            Building and land                                                                               6,032             6,004
            Machinery and equipment                                                                        10,138             9,598
            Furniture and fixtures                                                                          1,256             1,195
                                                                                                         --------          --------
                                                                                                           17,426            16,797
            Less  -  Accumulated depreciation and amortization                                             (6,924)           (6,125)
                                                                                                         --------          --------
                Net property and equipment                                                                 10,502            10,672
                                                                                                         --------          --------

         OTHER ASSETS
            Intangible assets, net of accumulated amortization                                              1,118             1,313
                of $824 and $660, respectively
            Deferred tax asset and other                                                                    3,585             1,516
                                                                                                         --------          --------
                Total other assets                                                                          4,703             2,829
                                                                                                         --------          --------

         TOTAL ASSETS                                                                                    $ 67,106          $ 66,227
                                                                                                         ========          ========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES
            Accounts payable                                                                             $  3,847          $  4,549
            Accrued liabilities and expenses                                                                3,914             4,642
            Notes payable (Note 3)                                                                          9,300              --
            Income taxes payable                                                                              897                87
            Accrued compensation                                                                              666             2,785
                                                                                                         --------          --------
                Total current liabilities                                                                  18,624            12,063
                                                                                                         --------          --------

         LONG-TERM LIABILITIES
            Notes payable (Note 3)                                                                          1,040             4,595
                                                                                                         --------          --------
                Total long-term liabilities                                                                 1,040             4,595
                                                                                                         --------          --------

                Total liabilities                                                                          19,664            16,658
                                                                                                         --------          --------

         SHAREHOLDERS' EQUITY
            Preferred stock - no par value, authorized 1,000 shares, issued none                             --                --
            Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,173 and 8,170 at December 31, 2000 and
                June 30, 2000, respectively                                                                    82                82
            Accumulated other comprehensive income (loss) (Note 5)                                         (4,028)           (3,723)
            Additional paid-in capital                                                                     41,019            41,010
            Retained earnings                                                                              10,369            12,200
                                                                                                         --------          --------
                Total shareholders' equity                                                                 47,442            49,569
                                                                                                         --------          --------

         TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                                               $ 67,106          $ 66,227
                                                                                                         ========          ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                                               SIX MONTHS ENDED
                                                                                                                 DECEMBER 31,
(In Thousands)                                                                                             2000              1999
                                                                                                         ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                                               $ (1,831)         $  2,087
         Adjustments to reconcile net income (loss) to net cash provided from
           (used for) operating activities:
                 Depreciation and amortization                                                              1,042             1,232
                 Deferred income taxes                                                                     (1,878)            1,778
                 Other                                                                                        (92)              202
                 Changes in assets and liabilities, exclusive of changes shown
                    separately                                                                             (1,470)           (3,704)
                                                                                                         --------          --------
                        Net cash provided from (used for) operating activities                             (4,229)            1,595
                                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Revolving credit borrowings                                                                       16,360            11,025
         Revolving credit repayments                                                                      (10,615)           (9,865)
         Proceeds from stock plans                                                                            10                 --
                                                                                                         --------          --------
                        Net cash provided from financing activities                                         5,755             1,160
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                                                (657)             (703)
         Sale of assets                                                                                       270              --
                                                                                                         --------          --------
                        Net cash used for investing activities                                               (387)             (703)
                                                                                                         --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                 (131)             (267)
                                                                                                         --------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                   1,008             1,785
CASH AND CASH EQUIVALENTS, JULY 1                                                                           5,947             4,205
                                                                                                         --------          --------
CASH AND CASH EQUIVALENTS, DECEMBER 31                                                                   $  6,955          $  5,990
                                                                                                         ========          ========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
         Receivables, net                                                                                $  2,167          $ (5,759)
         Inventories                                                                                         (677)             (109)
         Accounts payable                                                                                    (703)             (214)
         Other current assets and liabilities                                                              (2,257)            2,378
                                                                                                         --------          --------
                                                                                                         $ (1,470)         $ (3,704)
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

2. INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first in, first out (FIFO) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. When inventory is disposed of, the obsolescence reserve is released. Inventory, net of reserves, is comprised of the following (in thousands):

                                      DECEMBER 31,         JUNE 30,
                                          2000               2000
                                    ----------------   ----------------
Component Parts                           $   6,736          $   7,214
Work In Process                               1,511              1,204
Finished Goods                                4,863              4,164
                                    ----------------   ----------------
Total                                     $   13,110         $   12,582
                                    ================   ================

3. CREDIT FACILITIES

The Company's principal bank has agreed to provide short-term unsecured credit facilities of 1.0 million Deutsche marks and $1.0 million Canadian dollars. The facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings will bear interest at the bank's prime rate (8.5% as of February 1, 2001). The credit facilities expire on July 31, 2001, unless canceled earlier by the Company or the bank. The Company had no borrowings outstanding under these credit facilities at December 31, 2000.

The Company has a $15 million unsecured Revolving Credit Agreement (Revolver) that expires on July 31, 2002. Proceeds under the Revolver may be used for general corporate purposes and can be designated as a Floating Rate Loan or as a Eurodollar Rate Loan. Interest on Floating Rate borrowings is calculated daily at 1/2% below the bank's prime rate (8.5% as of February 1, 2001) and is payable on the last day of each month. Interest on Eurodollar Rate borrowings is calculated at a Eurodollar Rate for the period chosen (approximately 7.12% as of February 1, 2001) and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of the Revolver. The Revolver prohibits the Company from paying dividends. In addition, the Revolver contains various financial covenants that, among other things, restrict dividend payments by requiring the

Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"). Effective December 31, 2000, the Revolver was amended to revise certain of the covenants. The Company and its principal bank have agreed that another amendment may be required to revise a fixed charge coverage ratio, which may not be satisfied in the first quarter of fiscal year 2002. The Revolver has been classified as current in the December 31, 2000 period until that amendment is completed. The Company had $9.3 million outstanding under the Revolver at December 31, 2000.

4. FOREIGN EXCHANGE CONTRACTS

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipments. These transactions involve the use of forward contracts. During the periods presented, the Company did not engage in any hedging activities.

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

5. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

THREE MONTHS ENDED DECEMBER 31,                        2000               1999
                                                  ---------------    ---------------
Net Income                                           $       882        $       959
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments                  714               (682)
                                                  ---------------    ---------------
Total Comprehensive Income                           $     1,596        $       277
                                                  ===============    ===============


SIX MONTHS ENDED DECEMBER 31,                          2000               1999
                                                  ---------------    ---------------
Net Income (Loss)                                    $    (1,831)       $     2,087
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments                 (305)              (228)
                                                  ---------------    ---------------
Total Comprehensive Income (Loss)                    $    (2,136)       $     1,859
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

                                                                     WEIGHTED AVG.                     EARNINGS
                                           NET INCOME                COMMON SHARES                     PER SHARE
THREE MONTHS ENDED DEC. 31,            2000          1999           2000          1999              2000         1999
                                  ----------     ---------     ----------   -----------         ---------    ---------
Basic EPS                              $882          $959          8,173         8,169             $0.11        $0.12
Effect of Dilutive Securities:
   Stock options and warrants             -             -              -             5                 -            -
                                  ----------     ---------     ----------   -----------         ---------    ---------
Diluted EPS                            $882          $959          8,173         8,174             $0.11        $0.12
                                  ==========     =========     ==========   ===========         =========    =========


                                                                     WEIGHTED AVG.                     EARNINGS
                                           NET INCOME                COMMON SHARES                     PER SHARE
SIX MONTHS ENDED DEC. 31,              2000          1999           2000          1999              2000         1999
                                  ----------     ---------     ----------   -----------         ---------    ---------
Basic EPS                           $(1,831)       $2,087          8,173         8,169            $(0.22)       $0.26
Effect of Dilutive Securities:
   Stock options and warrants             -             -              -            14                 -            -
                                  ----------     ---------     ----------   -----------         ---------    ---------
Diluted EPS                         $(1,831)       $2,087          8,173         8,183            $(0.22)       $0.26
                                  ==========     =========     ==========   ===========         =========    =========

During the three and six month periods ended December 31, 2000, options to purchase 1,379,000 and 1,350,000 shares of common stock, respectively, were outstanding and were not included in the computation of diluted EPS because the effect would have been anti-dilutive. For the comparable three and six month periods ended December 31, 1999, options to purchase 1,502,000 and 1,218,000 shares of common stock, respectively, were outstanding and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

The Company has been informed that certain of its customers have received allegations of possible patent infringement involving processes and methods used in the Company's products. Certain of these customers, including one customer who was a party to a patent infringement suit relating to this matter, have settled such claims. Management believes, however, that the processes used in the Company's products were independently developed without utilizing any previously patented process or technology. Because of the uncertainty surrounding the nature of any possible infringement and the validity of any such claim or any possible customer claim for indemnity relating to claims against these customers, it is not possible to estimate the ultimate effect, if any, of this matter on the Company's financial statements.

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


THREE MONTHS ENDED            AUTOMOTIVE               INDUSTRIAL BUSINESSES                CONSOLIDATED
------------------            ----------               ---------------------                ------------
DECEMBER 31, 2000
Revenues                       $  12,510                 $           5,059                   $   17,569
Operating Income (Loss)            1,528                              (691)                         837
Total Assets                      55,903                            11,203                       67,106

DECEMBER 31, 1999
Revenues                       $  13,413                 $           5,120                   $   18,533
Operating Income (Loss)            1,187                               523                        1,710
Total Assets                      56,773                             9,184                       65,957

SIX MONTHS ENDED              AUTOMOTIVE               INDUSTRIAL BUSINESSES                CONSOLIDATED
------------------            ----------               ---------------------                ------------
DECEMBER 31, 2000
Revenues                       $ 18,720                  $           6,860                   $   25,580
Operating Income (Loss)            (417)                            (3,068)                      (3,485)
Total Assets                     55,903                             11,203                       67,106

DECEMBER 31, 1999
Revenues                       $ 29,596                  $           7,408                   $   37,004
Operating Income (Loss)           4,704                               (944)                       3,760
Total Assets                     56,773                              9,184                       65,957

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Three Months Ended December 31, 2000, Compared to Three Months Ended December 31, 1999

Overview - The Company reported net income of $882,000, or $0.11 per share, for the second quarter of fiscal 2001, compared to net income of $959,000 or $0.12 per share, in the quarter ended December 31, 1999. Net sales of $17.6 million for the three months ended December 31, 2000, were down slightly compared to the prior year's sales of $18.5 million. Automotive sales accounted for 71% of total sales during the second quarter of fiscal 2001 compared to 72% in the quarter ended December 31, 1999. Industrial Businesses sales represented 29% of total sales for the quarter ended December 31, 2000, compared to 28% in the same quarter of 1999. Gross profit for the second quarter of fiscal 2001 was 49.0% compared to 55.4% in the quarter ended December 31, 1999. In the fiscal 2001 quarter, the gross profit rate was reduced approximately two thirds as a result of the product mix sold by the Forest Products business unit that included high outside purchased material content with lower margins, approximately 20% as a result of unfavorable fixed overhead absorption due to the lower sales level in the fiscal 2001 period and approximately 10% from competitive pricing pressure in Europe and the foreign currency effect of the weak euro. Operating expenses were down $794,000 in the second quarter of fiscal 2001 compared to the quarter ended December 31, 1999. Approximately two thirds of the reduction in operating expenses came from reduced personnel related costs and one third from reduced engineering materials.

Automotive - Sales of $12.5 million in the second quarter of fiscal 2001 were down slightly from $13.4 million for the quarter ended December 31, 1999. P-1000 sales accounted for approximately 23% of net automotive sales in the second quarter of fiscal 2001 compared to approximately 50% in the same period a year ago. The percentage sales decrease reflected customers' migration to the Company's web-based IPNet(TM) product. Sales of the Company's IPNet(TM) product totaled approximately 53% of net automotive sales in the second quarter of fiscal 2001 compared to 16% in the second quarter of fiscal 2000. RGS and NCA systems sales accounted for 15% of net sales in the quarter ended December 31, 2000, compared to 30% one year ago. The decrease in RGS and NCA systems sales is a function of the timing of orders by the Company's customers. Other product sales and training and service accounted for the remainder of net sales in both years.

Industrial Businesses - At the present time, the Industrial Businesses segment's principal market is the Forest Products industry. Second quarter sales were $5.1 million in both fiscal 2001 and fiscal 2000. Forest Products sales represented $4.5 million in the quarter ended December 31, 2000 and $4.6 million in the quarter ended December 31, 1999.

Bookings & Backlog - New order bookings for the three months ended December 31, 2000, were $14.2 million compared to $14.0 million in 1999. Automotive bookings totaled $9.8 million in the fiscal 2001 quarter compared to $10.3 million a year ago. During the quarter ended December 31, 2000, automotive bookings primarily represented 48% IPNet(TM), 20% P-1000, 12% paint inspection products and 11% RGS and NCA. Automotive bookings for the comparable 1999 period primarily represented 37% IPNet(TM), 37% P-1000, 18% RGS and NCA and 4% paint inspection products. Industrial Businesses bookings were $4.4 million in the quarter ended December 31, 2000, compared to $3.7 million a year ago. Backlog at December 31, 2000, was $21.7 million compared to $21.9 million at December 31, 1999. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Selling, General and Administrative (SG&A) Expenses - SG&A expenses decreased $522,000 to $4.6 million in the quarter ended December 31, 2000, from $5.1 million in the comparable 1999 quarter. The decrease was primarily due to reductions in personnel related costs.

Engineering, Research and Development (R&D) Expenses - Engineering and R&D expenses decreased $272,000 from $3.5 million in the quarter ended December 31, 1999, to $3.2 million in the second quarter of fiscal 2001. The decrease in expenses primarily reflected lower engineering material costs mitigated by increases in labor and contract services.

Gain on Sale of Assets - During the fiscal 2001 quarter, the Company recorded a gain on sale of assets of $226,000. This gain was primarily the result of the sale of intellectual property and equipment related to a medical lab that the Company had acquired in 1998 when it purchased the assets of the Sonic group.

Income Taxes - Income tax expense for the quarter ended December 31, 2000, reflects the effect of the mix of operating profit and loss among the Company's various operating entities and was favorably impacted by a tax benefit of approximately $170,000 associated with a dividend distribution within the Company's European subsidiary.

Outlook - Based on customer shipment schedules, the Company expects the second half of the year to be significantly better than the first half of the year although not profitable. The Company expects new orders for the second half of fiscal 2001 to exceed those for the first half of the year; however, recent declines in the state of the US economy could cause North American customers to postpone capital spending plans. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statements.

                 Six Months Ended December 31, 2000, Compared to
                       Six Months Ended December 31, 1999

Overview - The Company reported a net loss of $1.8 million, or $0.22 per share, for the first six months of fiscal 2001, compared to net income of $2.1 million, or $0.26 per share, in the six months ended December 31, 1999. Net sales of $25.6 million for the six months ended December 31, 2000, were down $11.4 million, or 31%, over the prior year's sales of $37.0 million. Most of the sales decrease was attributable to the Automotive segment as explained below. Automotive sales accounted for approximately 73% of total sales during the six-month period ended December 31, 2000 compared to 80% during the six months ended December 31, 1999. Industrial Businesses sales represented 27% and 20% of total sales for the six-month periods ended December 31, 2000 and 1999, respectively. Gross profit for the first six months of fiscal 2001 was 47.4% compared to 55.8% in the six months ended December 31, 1999. The gross profit rate decrease in the fiscal 2001 six-month period was approximately half as a result of unfavorable fixed overhead absorption due to the low sales level in the fiscal 2001 period, one third as a result of the product mix sold by the Forest Product business unit that included high outside purchased material content with lower margins and the balance was the result of competitive pricing pressure in Europe and the effect of the weak euro. Operating expenses were down $1.3 million in the first six months of fiscal 2001 compared to the six months ended December 31, 1999. Approximately three fourths of the reduction in operating expenses came from reduced personnel related costs and one fourth from reduced engineering materials.

Automotive - Sales in the first six months of fiscal 2001 decreased $10.9 million to $18.7 million compared to $29.6 million in the six months ended December 31, 1999, primarily due to fewer major North American customer tooling programs this period compared with last year. P-1000 sales accounted for approximately 23% of net automotive sales in the first six months of fiscal 2001 compared to approximately 49% in the same period a year ago. The percentage sales decrease reflected our customers' migration to the Company's IPNet(TM) product. Sales of the Company's new IPNet(TM) product totaled approximately 46% of net automotive sales in the first six months of fiscal 2001 compared to 22% in the six months ended December 31, 1999. RGS and NCA systems sales accounted for 17% of net sales in the six months ended December 31, 2000, compared to 23% in the comparable period one year ago. Other product sales and training and service accounted for the remainder of net sales in both years.

Industrial Businesses - At the present time, the Industrial Businesses segment's principal market is the Forest Products industry. Sales in the first six months of fiscal 2001 were $6.9 million, of which $6.2 million was delivered by the Forest Products business unit. Sales for the same period last year were $7.4 million with $6.7 million delivered by the Forest Products business unit. Sales were down $548,000 from the same period last year primarily due to lower sales in the forest products industry as falling lumber prices caused customers to postpone capital spending.

Bookings & Backlog - New order bookings for the six months ended December 31, 2000, were $24.2 million compared to $31.0 million for the same period one year ago. Automotive bookings totaled $16.7 million in the fiscal 2001 six months compared to $24.9 million in the six-month period ended December 31, 1999. During the six months ended December 31, 2000, automotive bookings were primarily for: 37% IPNet(TM), 27% P-1000, 16% RGS and NCA and 11% paint inspection products as compared with 24% IPNet(TM), 52% P-1000, 17% RGS and NCA and 4% paint inspection products in the six months ended December 31, 1999. Industrial Businesses bookings were $7.5 million in the six months ended December 31, 2000, compared to $6.1 million a year ago. Forest Product bookings represented 92% and 87% of the Industrial Businesses bookings in the six months ended December 31, 2000 and 1999, respectively. Backlog at December 31, 2000, was $21.7 million compared to $21.9 million at December 31, 1999. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Selling, General and Administrative Expenses (SG&A) - SG&A expenses decreased $1.1 million from $10.4 million in the six months ended December 31, 1999, to $9.3 million in the six months ended December 31, 2000. The decrease was primarily due to reductions in personnel related costs.

Engineering, Research and Development Expenses (R&D) - Engineering and R&D expenses decreased slightly from $6.5 million in the six months ended December 31, 1999, to $6.3 million in the first six months of fiscal 2001. The decrease in expenses was primarily due to reductions in engineering materials mitigated by increases in labor and contract design services.

Gain on Sale of Assets - During the six months ended December 31, 2000, the Company recorded a gain on sale of assets of $226,000. This gain was primarily the result of the sale of intellectual property and equipment related to a medical lab that the Company had acquired in 1998 when it purchased the assets of the Sonic group.

Income Taxes - Income tax benefit for the six months ended December 31, 2000, reflects the effect of the mix of operating profit and loss among the Company's various operating entities and was favorably impacted by a tax benefit of approximately $340,000 associated with a dividend distribution within the Company's European subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $6.9 million at December 31, 2000, compared to $5.9 million at June 30, 2000. The increase of $1.0 million in cash for the six months resulted from $5.8 million of cash provided from financing activities mitigating $4.2 million of cash used in operations and $387,000 used for net capital spending. The foreign currency effects of the euro reduced cash $131,000 for the six months.

The use of cash for operations reflected the net loss for the period adjusted for non-cash items and increased working capital requirements of $1.5 million. Receivables, net of foreign currency translation adjustments, decreased $2.2 million primarily as a result of cash collections exceeding sales during the six months ended December 31, 2000. Offsetting the cash provided from receivables was a $2.3 million change in current assets and liabilities that primarily reflected the use of cash to pay incentive compensation and liabilities accrued at June 30, 2000, a $703,000 decrease in accounts payable and a $677,000 increase in inventory.

Financing activities during the quarter reflected net working capital borrowings of $5.7 million. The Company has a $15 million unsecured Revolving Credit Agreement (Revolver) that expires on July 31, 2002. The Revolver contains various financial covenants that, among other things, restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"). Effective December 31, 2000, the Revolver was amended to revise certain of the covenants. The Company and its principal bank have agreed that another amendment may be required to revise a fixed charge coverage ratio, which may not be satisfied in the first quarter of fiscal year 2002. This amendment is expected to be completed by July 31, 2001 when renewal of the facility is planned. The Revolver has been classified as current until the amendment is completed. The Company had $9.3 million outstanding under the Revolver at December 31, 2000. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statements.

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

MARKET RISK INFORMATION

Perceptron's primary market risks are related to foreign exchange rates and interest rate risk in connection with its borrowings. The foreign exchange risk is derived from sales by its international operations, which are primarily located in Germany and The Netherlands and for which products are produced in the U.S. During the periods presented the Company did not use any market risk instruments for trading purposes.

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At December 31, 2000, the Company's percentage of sales commitments in non-U.S. currencies was 26.0% or $5.7 million. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Euro Conversion".

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. As the Company exports products, it may enter into limited hedging transactions relating to the accounts receivable arising as a result of such shipment. These transactions involve the use of forward contracts. During the periods presented the Company did not engage in any hedging activities.

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

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operation may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2001 and future revenue, order booking levels and earnings levels, the timing of new product releases, the expansion of the Company into new markets, and the execution of an amendment to the Company's revolving credit agreement. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, a determination by the Company's bank not to execute the expected amendment to its revolving credit agreement as a result of changes in economic conditions, the Company's financial position or other concerns, and the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive and Forest Products industries, both of which have from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in these industries. The Company's expectations regarding second half bookings are based upon oral discussions with customers and are subject to change based upon a wide variety of factors, including economic conditions and system implementation delays. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders are dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on December 4, 2000 at which the following action was taken:

1. The Shareholders elected the following persons as the Company's Board of Directors, and the results of the vote on this matter were as follows:

             Name                           For               Withheld          Broker Non-Votes
---------------------------         -----------------         --------          ----------------
David J. Beattie                       5,668,926               766,929                  -
Kenneth R. Dabrowski                   5,668,926               766,929                  -
Philip J. DeCocco                      5,668,926               766,929                  -
W. Richard Marz                        5,668,226               767,629                  -
Robert S. Oswald                       5,668,926               766,929                  -
Alfred A. Pease                        5,473,491               962,364                  -
Terryll R. Smith                       5,668,926               766,929                  -

2. The Shareholders approved an amendment to the Company's Directors Stock Option to permit non-employee Directors to purchase shares of Common Stock in exchange for all or a portion of the cash fees payable to them for serving as directors of the Company. As to this proposal, 5,615,295 shares voted "for", 797,421 shares voted "against", 23,139 shares "abstained" and 0 shares were "broker non-votes".

3. The Shareholders approved an amendment to the Company's Bylaws to remove the prohibition on the Board of Directors of the Company amending the Bylaws so as to affect the number of directors in order to give the Board of Directors the right to set the number of directors for the Company at less than seven or more than eleven. As to this proposal, 4,882,232 shares voted "for", 1,523,549 shares voted "against", 30,074 shares "abstained" and 0 shares were "broker non-votes".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

     3.2 Amended and Restated Bylaws, as amended to date, are incorporated by reference to Exhibit 3.2 of the Company's Report on Form S-8 Registration Statement No. 333-55164 filed February 7, 2001.

     4.2 Articles I, II, III, VI, VII, X and XI of the Company's Bylaws are incorporated by reference to Exhibit 3.2 of the Company's Report on Form S-8 Registration Statement No. 333-55164 filed February 7, 2001.

     4.8 Fourth Amendment to Credit Agreement, dated May 28, 1999, between Perceptron, Inc. and Bank One, Michigan dated February 8, 2001.

     10.35 Third Amendment to the Perceptron, Inc. 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.6 of the Company's Report on Form S-8 Registration Statement No. 333-55164 filed February 7, 2001.

(B)  Reports on Form 8-K:

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PERCEPTRON, INC.
                             (Registrant)

Date:    February 09, 2001   By:   /S/ Alfred A. Pease
                                   --------------------------------------------
                                   Alfred A. Pease
                                   President and Chief Executive Officer


Date:    February 09, 2001   By:   /S/ John J. Garber
                                   --------------------------------------------
                                   John J. Garber
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)


Date:    February 09, 2001   By:   /S/ Sylvia M. Smith
                                   --------------------------------------------
                                   Sylvia M. Smith
                                   Controller and Chief Accounting Officer
                                   (Principal Accounting Officer)

                                  Exhibit Index


Exhibit No.                        Description



3.2 Amended and Restated Bylaws, as amended to date, are incorporated by reference to Exhibit 3.2 of the Company's Report on Form S-8 Registration Statement No. 333-55164 filed February 7, 2001.

4.2 Articles I, II, III, VI, VII, X and XI of the Company's Bylaws are incorporated by reference to Exhibit 3.2 of the Company's Report on Form S-8 Registration Statement No. 333-55164 filed February 7, 2001.

4.8 Fourth Amendment to Credit Agreement, dated May 28, 1999, between Perceptron, Inc. and Bank One, Michigan dated February 8, 2001.

10.35 Third Amendment to the Perceptron, Inc. 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.6 of the Company's Report on Form S-8 Registration Statement No. 333-55164 filed February 7, 2001.