Form 10-Q
period 2001-03-31
PERCEPTRON INC/MI
filed 2001-05-15
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.


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

         Yes      X                                     No
             ------------                                 --------------

The number of shares outstanding of each of the issuer's classes of common stock as of May 8, 2001, was:

 Common Stock, $0.01 par value                               8,182,119
 -----------------------------                       --------------------------
              Class                                       Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                                                                                 PAGE
                                                                                                NUMBER

COVER                                                                                             1

INDEX                                                                                             2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                                                     3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                               11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              17

PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K                                                        18

SIGNATURES                                                                                       18

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED MARCH 31,
(In Thousands, Except Per Share Amounts)                        2001                       2000
                                                         --------------------       --------------------

NET SALES                                                           $ 11,466                   $ 13,721

COST OF SALES                                                          6,577                      6,218

                                                         --------------------       --------------------
        GROSS PROFIT                                                   4,889                      7,503
                                                         --------------------       --------------------

OPERATING EXPENSES
        Selling, general and administrative                            4,829                      4,981
        Engineering, research and development                          4,622                      2,896
        Restructuring charge (Note 8)                                    336                          -
                                                         --------------------       --------------------
           Total operating expenses                                    9,787                      7,877
                                                         --------------------       --------------------

        OPERATING INCOME (LOSS)                                       (4,898)                      (374)
                                                         --------------------       --------------------

OTHER INCOME AND (DEDUCTIONS)
        Interest expense                                                (233)                      (108)
        Interest income                                                   41                         45
        Gain (loss) on disposal of assets                                  -                        (57)
        Foreign currency and other                                         1                         32
                                                         --------------------       --------------------
           Total other income and (deductions)                          (191)                       (88)
                                                         --------------------       --------------------

INCOME (LOSS) BEFORE INCOME TAXES                                     (5,089)                      (462)

INCOME TAX EXPENSE (BENEFIT)                                          (1,713)                       (15)

                                                         --------------------       --------------------
        NET INCOME (LOSS)                                           $ (3,376)                  $   (447)
                                                         ====================       ====================

EARNINGS (LOSS) PER SHARE
        BASIC                                                         ($0.41)                    ($0.05)
        DILUTED                                                       ($0.41)                    ($0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        BASIC                                                          8,182                      8,170
        DILUTED                                                        8,182                      8,170


                                                                 NINE MONTHS ENDED MARCH 31,
(In Thousands, Except Per Share Amounts)                         2001                      2000
                                                          --------------------      --------------------

NET SALES                                                            $ 37,046                  $ 50,725

COST OF SALES                                                          20,037                    22,570

                                                          --------------------      --------------------
        GROSS PROFIT                                                   17,009                    28,155
                                                          --------------------      --------------------

OPERATING EXPENSES
        Selling, general and administrative                            14,146                    15,404
        Engineering, research and development                          10,910                     9,365
        Restructuring charge (Note 8)                                     336                         -
                                                          --------------------      --------------------
           Total operating expenses                                    25,392                    24,769
                                                          --------------------      --------------------

        OPERATING INCOME (LOSS)                                        (8,383)                    3,386
                                                          --------------------      --------------------

OTHER INCOME AND (DEDUCTIONS)
        Interest expense                                                 (521)                     (355)
        Interest income                                                   129                       114
        Gain (loss) on disposal of assets                                 226                      (112)
        Foreign currency and other                                        (49)                       18
                                                          --------------------      --------------------
           Total other income and (deductions)                           (215)                     (335)
                                                          --------------------      --------------------

INCOME (LOSS) BEFORE INCOME TAXES                                      (8,598)                    3,051

INCOME TAX EXPENSE (BENEFIT)                                           (3,391)                    1,411

                                                          --------------------      --------------------
        NET INCOME (LOSS)                                            $ (5,207)                 $  1,640
                                                          ====================      ====================

EARNINGS (LOSS) PER SHARE
        BASIC                                                          ($0.64)                    $0.20
        DILUTED                                                        ($0.64)                    $0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        BASIC                                                           8,176                     8,170
        DILUTED                                                         8,176                     8,201


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         MARCH 31,            JUNE 30,
(IN THOUSANDS)                                                                             2001                 2000
                                                                                     ------------------   ------------------
                                                                                        (Unaudited)
ASSETS

       CURRENT ASSETS
          Cash and cash equivalents                                                   $        $ 6,067      $       $ 5,947
          Receivables:
             Billed receivables, net of allowance for doubtful accounts                         20,370               26,507
                of $354 and $268, respectively
             Unbilled and other receivables                                                      7,846                6,126
          Inventories, net of reserves of $2,239 and $1,200, respectively                       13,503               12,582
          Deferred taxes and other current assets                                                1,637                1,564
                                                                                     ------------------   ------------------
             Total current assets                                                               49,423               52,726
                                                                                     ------------------   ------------------

       PROPERTY AND EQUIPMENT
          Building and land                                                                      6,032                6,004
          Machinery and equipment                                                               10,380                9,598
          Furniture and fixtures                                                                 1,211                1,195
                                                                                     ------------------   ------------------
                                                                                                17,623               16,797
          Less  -  Accumulated depreciation and amortization                                    (7,230)              (6,125)
                                                                                     ------------------   ------------------
             Net property and equipment                                                         10,393               10,672
                                                                                     ------------------   ------------------

       OTHER ASSETS
          Intangible assets, net of accumulated amortization                                     1,137                1,313
             of $904 and $660, respectively
          Deferred tax asset and other                                                           5,650                1,516
                                                                                     ------------------   ------------------
             Total other assets                                                                  6,787                2,829
                                                                                     ------------------   ------------------

       TOTAL ASSETS                                                                   $         66,603      $      $ 66,227
                                                                                     ==================   ==================

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

       Current Liabilities
          Accounts payable                                                            $          3,817      $         4,549
          Accrued liabilities and expenses                                                       3,897                4,642
          Notes Payable (Note 3)                                                                13,500                    -
          Income taxes payable                                                                     909                   87
          Accrued compensation                                                                     383                2,785
                                                                                     ------------------   ------------------
             Total current liabilities                                                          22,506               12,063
                                                                                     ------------------   ------------------

       LONG-TERM LIABILITIES
          Notes payable (Note 3)                                                                 1,040                4,595
                                                                                     ------------------   ------------------
             Total long-term liabilities                                                         1,040                4,595
                                                                                     ------------------   ------------------

             Total liabilities                                                                  23,546               16,658
                                                                                     ------------------   ------------------

       SHAREHOLDERS' EQUITY
          Preferred stock - no par value, authorized 1,000 shares, issued none                       -                    -
          Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,182 and 8,170 at March 31, 2001 and
             June 30, 2000, respectively                                                            82                   82
          Accumulated other comprehensive income (loss) (Note 5)                                (5,070)              (3,723)
          Additional paid-in capital                                                            41,052               41,010
          Retained earnings                                                                      6,993               12,200
                                                                                     ------------------   ------------------
             Total shareholders' equity                                                         43,057               49,569
                                                                                     ------------------   ------------------

       TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                              $         66,603      $        66,227
                                                                                     ==================   ==================

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                  MARCH 31,
(In Thousands)                                                                            2001                  2000
                                                                                   --------------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                                             $          (5,207)    $          1,640
       Adjustments to reconcile net income (loss) to net cash provided from
         (used for) operating activities:
              Depreciation and amortization                                                      1,495                1,748
              Deferred income taxes                                                             (3,992)               1,906
              Other                                                                              1,208                  169
              Changes in assets and liabilities, exclusive of changes shown
                 separately                                                                     (1,836)                 713
                                                                                   --------------------  -------------------
                    Net cash provided from (used for) operating activities                      (8,332)               6,176
                                                                                   --------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Revolving credit borrowings                                                              24,810               12,790
       Revolving credit repayments                                                             (14,865)             (16,015)
       Proceeds from stock plans                                                                    42                   30
                                                                                   --------------------  -------------------
                    Net cash provided from (used for) financing activities                       9,987               (3,195)
                                                                                   --------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                                                                     (1,393)              (1,255)
       Sale of assets                                                                              270                    -
                                                                                   --------------------  -------------------
                    Net cash used for investing activities                                      (1,123)              (1,255)
                                                                                   --------------------  -------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                      (412)                (247)
                                                                                   --------------------  -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               120                1,479
CASH AND CASH EQUIVALENTS, JULY 1                                                                5,947                4,205
                                                                                   --------------------  -------------------
CASH AND CASH EQUIVALENTS, MARCH 31                                                  $           6,067     $          5,684
                                                                                   ====================  ===================

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
       Receivables, net                                                              $           3,397     $           (737)
       Inventories                                                                              (1,959)                (634)
       Accounts payable                                                                           (733)                 178
       Other current assets and liabilities                                                     (2,541)               1,906
                                                                                   --------------------  -------------------
                                                                                     $          (1,836)    $            713
                                                                                   ====================  ===================


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with Perceptron's 2000 Annual Report on Form 10-K. Certain reclassifications may have been made to the prior year's financial statements to conform with the fiscal year 2001 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary, consisting of normal recurring adjustments and adjustments related to the Company's restructuring discussed in Note 8 below, for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

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

                                       MARCH 31,          JUNE 30,
                                         2001               2000
                                    ----------------   ----------------
Component Parts                          $    6,892         $    7,214

Work In Process                               1,637              1,204

Finished Goods                                4,974              4,164
                                    ----------------   ----------------
Total                                    $   13,503         $   12,582
                                    ================   ================

3.     CREDIT FACILITIES

The Company's principal bank has agreed to provide short-term unsecured credit facilities of 1.0 million Deutsche marks and $1.0 million Canadian dollars. The facilities may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings will bear interest at the bank's prime rate (7.5% as of April 20, 2001). The credit facilities expire on July 31, 2001, unless canceled earlier by the Company or the bank. The Company had no borrowings outstanding under these credit facilities at March 31, 2001.

The Company has a $15 million unsecured Revolving Credit Agreement (Revolver) that expires on July 31, 2002. Proceeds under the Revolver may be used for general corporate purposes and can be designated as a Floating Rate Loan or as a Eurodollar Rate Loan. Interest on Floating Rate borrowings is calculated daily at 1/2% below the bank's prime rate (7.50% as of April 20, 2001) and is payable on the last day of each month. Interest on Eurodollar Rate borrowings is calculated at a Eurodollar Rate for the period chosen (approximately 6.50% as of April 20, 2001) and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of the Revolver. The Revolver prohibits the Company from paying dividends. In addition, the Revolver contains various financial covenants that, among other things, restrict dividend payments by requiring the

Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company's EBITDA for the nine months ended March 31, 2001 was below the level required by the financial covenant. The Company's bank waived the covenant default through March 31, 2001. The Company and its bank are currently in the process of negotiating two new secured credit facilities that combined are expected to provide for borrowings in excess of $15.0 million. Because the contemplated new credit facilities reset the covenant levels to be maintained by the Company, the Company and its bank decided not to amend the existing Revolver for future covenants that may not be satisfied. As a result, the Revolver has been classified as current in the March 31, 2001 period. The Company had $13.5 million outstanding under the Revolver at March 31, 2001.

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

5.     COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

THREE MONTHS ENDED MARCH 31,                           2001               2000
                                                  ---------------    ---------------
Net Income (Loss)                                    $    (3,376)         $    (447)
Other Comprehensive Income (Loss):

   Foreign currency translation adjustments               (1,042)              (792)
                                                  ---------------    ---------------
Total Comprehensive Income (Loss)                    $    (4,418)         $  (1,239)
                                                  ===============    ===============

NINE MONTHS ENDED MARCH 31,                            2001               2000
                                                  ---------------    ---------------
Net Income (Loss)                                    $    (5,207)         $   1,640
Other Comprehensive Income (Loss):

   Foreign currency translation adjustments               (1,347)            (1,020)
                                                  ---------------    ---------------
Total Comprehensive Income (Loss)                    $    (6,554)         $     620
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

                                                                    WEIGHTED AVG.                  EARNINGS (LOSS)
                                      NET INCOME (LOSS)             COMMON SHARES                     PER SHARE
THREE MONTHS ENDED MAR. 31,          2001          2000           2001          2000              2001         2000
                                  ----------     ---------     ----------   -----------         ---------    ---------
Basic EPS                           $(3,376)        $(447)         8,182         8,170            $(0.41)     $(0.05)
Effect of Dilutive Securities:
   Stock options                          -             -              -             -                 -            -
                                  ----------     ---------     ----------   -----------         ---------    ---------
Diluted EPS                         $(3,376)        $(447)         8,182         8,170            $(0.41)     $(0.05)
                                  ==========     =========     ==========   ===========         =========    =========

                                                                    WEIGHTED AVG.                  EARNINGS (LOSS)
                                      NET INCOME (LOSS)             COMMON SHARES                     PER SHARE
NINE MONTHS ENDED MAR. 31,           2001          2000           2001          2000              2001         2000
                                  ----------     ---------     ----------   -----------         ---------    ---------
Basic EPS                           $(5,207)       $1,640          8,176         8,170            $(0.64)       $0.20
Effect of Dilutive Securities:
   Stock options                          -             -              -            31                 -            -
                                  ----------     ---------     ----------   -----------         ---------    ---------
Diluted EPS                         $(5,207)       $1,640          8,176         8,201            $(0.64)       $0.20
                                  ==========     =========     ==========   ===========         =========    =========

During the three and nine month periods ended March 31, 2001, options to purchase 1,411,000 and 1,425,000 shares of common stock, respectively, were outstanding and were not included in the computation of diluted EPS because the effect would have been anti-dilutive. For the comparable three and nine month periods ended March 31, 2000, options to purchase 1,165,000 and 1,194,000 shares of common stock, respectively, were outstanding and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

7.     COMMITMENTS AND CONTINGENCIES

The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than the matters discussed below.

On September 25, 1998, the U.S. District Court for the Eastern District of Michigan dismissed, with prejudice, a suit filed against the Company by Speroni, S.p.A. ("Speroni"). Speroni has appealed the dismissal. The appeal has been stayed pending the arbitration decision discussed below. The suit alleged tortious interference in conjunction with exclusive distributorship contracts covering the sale of P-1000 products in Italy and France between Perceptron B.V., a wholly-owned subsidiary of the Company, and Speroni. Speroni sought unspecified compensatory damages and punitive damages. Perceptron B.V. terminated the exclusive distributorship contracts in 1997 for breach of contract by Speroni and has sought arbitration of this matter with the International Chamber of Commerce International Court of Arbitration ("ICC"), to confirm the terminations and to award damages. Speroni has filed counterclaims with the ICC alleging breach of the exclusive distributorship contracts and seeking damages of $6.5 million. On February 12, 2001, the arbitrator determined that 1) Speroni breached its duty to properly inform Perceptron B.V., but did not act in bad faith, and so Perceptron B.V. did not satisfy the conditions required under French law and Italian law to rightfully terminate the distributorship agreements without prior notice; and 2) Perceptron B.V. did not breach its agreements with Speroni by providing certain information to a customer of both Perceptron B.V. and Speroni and by submitting a bid to a customer of both Perceptron B.V. and Speroni outside of Speroni's territories, but did not act in good faith in not informing Speroni of these activities. Damages, if any, on the claims on which the arbitrator found in favor of Speroni shall be decided in the second phase of the arbitration proceedings. The Company intends to vigorously defend against any damage claim made against it by Speroni.

The Company is a party to a suit filed by Analog Technologies, Inc. ("Analog") on October 8, 1999 in the Circuit Court for the County of Oakland, Michigan. The suit alleges that the Company breached a non-disclosure agreement and misappropriated Analog's confidential information and trade secrets in connection with the Company's development of a potential new product. The potential new product involved is one of a number of new products under development by the Company, which have not been discussed in the Company's filings with the Securities and Exchange Commission. On February 15, 2000, the Oakland County Circuit Court denied Analog's motion for preliminary injunction against the Company. Analog also seeks unspecified compensatory damages in excess of $25,000. The Company believes that Analog's claims are without merit and intends to vigorously defend against Analog's claims.

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

8.       RESTRUCTURING CHARGE

The Company recorded a $1.6 million restructuring charge during the third quarter of fiscal 2001. Approximately $1.3 million of the charge was recorded to engineering, research and development and related to reserving for write-offs of inventory and capital assets that were purchased to support product development projects that were either stopped or put on hold and for which it was determined that alternative uses were no longer available. The balance totaling $336,000 was recorded as a restructuring charge and primarily related to closing leased facilities. During the fourth quarter of fiscal 2001, the Company also implemented a work force reduction. The estimated separation costs of $550,000 associated with this reduction will be reported as a restructuring charge during the fourth quarter in accordance with generally accepted accounting principles.

9.     NEW ACCOUNTING PRONOUNCEMENT

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

10.      SEGMENT INFORMATION

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


THREE MONTHS ENDED            AUTOMOTIVE          INDUSTRIAL BUSINESSES        CONSOLIDATED
------------------------  --------------------    ----------------------   ----------------------
MARCH 31, 2001
Revenues                    $         8,307         $           3,159        $          11,466
Operating Income (Loss)              (3,131)                   (1,767)                  (4,898)
Total Assets                         55,830                    10,773                   66,603

MARCH 31, 2000
Revenues                    $         9,986         $           3,735        $          13,721
Operating Income (Loss)                 347                      (721)                    (374)
Total Assets                         51,610                     8,465                   60,075


NINE MONTHS ENDED             AUTOMOTIVE          INDUSTRIAL BUSINESSES        CONSOLIDATED
------------------------  --------------------    ----------------------   ----------------------
MARCH 31, 2001
Revenues                    $        27,027         $          10,019        $          37,046
Operating Income (Loss)              (3,548)                   (4,835)                  (8,383)
Total Assets                         55,830                    10,773                   66,603

MARCH 31, 2000
Revenues                    $        39,582         $          11,143        $          50,725
Operating Income (Loss)               5,051                    (1,665)                   3,386
Total Assets                         51,610                     8,465                   60,075

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001, Compared to Three Months Ended March 31, 2000

Overview - The Company reported a net loss of $3.4 million, or $0.41 per share, for the third quarter of fiscal 2001, compared to a net loss of $447,000 or $0.05 per share, in the quarter ended March 31, 2000. Net sales of $11.5 million for the three months ended March 31, 2001, were down $2.2 million compared to the prior year's sales of $13.7 million. Automotive sales accounted for 72% of total sales during the third quarter of fiscal 2001 compared to 73% in the quarter ended March 31, 2000. Industrial Businesses sales represented 28% of total sales for the quarter ended March 31, 2001, compared to 27% in the same quarter of 2000. Gross profit for the third quarter of fiscal 2001 was 42.6% compared to 54.7% in the quarter ended March 31, 2000. In the fiscal 2001 quarter, the gross profit rate was reduced approximately one third as a result of the product mix sold by the Forest Products business unit that included high outside purchased material content with lower margin, approximately 40% as a result of unfavorable fixed overhead absorption due to the lower sales level in the fiscal 2001 period and approximately 20% from competitive pricing pressure in Europe and the foreign currency effect of the weak euro. Operating expenses were up $1.9 million in the third quarter of fiscal 2001 compared to the quarter ended March 31, 2000. Most of the increase in operating expenses was the result of a $1.6 million restructuring charge. Approximately $1.3 million of the charge was recorded to engineering, research and development and related to reserving for write-offs of inventory and capital assets that were purchased to support product development projects that were either stopped or put on hold and for which it was determined that alternative uses were no longer available. The balance of the charge was primarily related to closing leased facilities and was recorded as a restructuring charge.

Automotive - Sales of $8.3 million in the third quarter of fiscal 2001 were down $1.7 million from $10.0 million for the quarter ended March 31, 2000. The sales decrease was primarily due to the Company's customers' delaying major capital spending projects and fewer major North American customer new tooling projects in the 2001 quarter compared to 2000. P-1000 sales accounted for approximately 28% of net automotive sales in the third quarter of fiscal 2001 compared to approximately 44% in the same period a year ago. The percentage sales decrease reflected customers' migration to the Company's web-based IPNet(TM) product. Sales of the Company's IPNet(TM) product totaled approximately 40% of net automotive sales in the third quarter of fiscal 2001 compared to 20% in the third quarter of fiscal 2000. RGS and NCA systems sales accounted for 25% of net automotive sales in the quarter ended March 31, 2001, compared to 22% one year ago. The change in RGS and NCA systems sales is a function of the timing of orders by the Company's customers. Other product sales and training and service accounted for the remainder of net sales in both years.

Industrial Businesses - At the present time, the Industrial Businesses segment's principal market is the Forest Products industry. Third quarter sales were $3.2 million in fiscal 2001 compared to $3.7 million in the third quarter of fiscal 2000. Forest Products sales represented $2.7 million in the quarter ended March 31, 2001 and $2.8 million in the quarter ended March 31, 2000. The balance of the sales came from emerging businesses and were down approximately $400,000 principally due to lower sales to the steel industry.

Bookings & Backlog - New order bookings for the three months ended March 31, 2001, were $13.1 million compared to $16.2 million in the comparable quarter of 2000. Automotive bookings totaled

$10.8 million in the fiscal 2001 quarter compared to $11.8 million a year ago. During the quarter ended March 31, 2001, automotive bookings primarily represented 40% IPNet(TM), 33% P-1000 and 19% RGS and NCA. Automotive bookings for the comparable 2000 period primarily represented 26% IPNet(TM), 54% P-1000, and 13% RGS and NCA. Industrial Businesses bookings were $2.3 million in the quarter ended March 31, 2001, compared to $4.4 million a year ago. Backlog at March 31, 2001, was $23.4 million compared to $24.4 million at March 31, 2000. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Selling, General and Administrative (SG&A) Expenses - SG&A expenses decreased $152,000 to $4.8 million in the quarter ended March 31, 2001, from $5.0 million in the comparable 2000 quarter. The decrease was primarily due to reductions in legal and depreciation expenses offset by higher personnel related costs.

Engineering, Research and Development (R&D) Expenses - Engineering and R&D expenses increased $1.7 million from $2.9 million in the quarter ended March 31, 2000, to $4.6 million in the third quarter of fiscal 2001. Approximately $1.3 million of the increase in fiscal 2001 was primarily due to reserving for write-offs of inventory and capital assets related to product development projects that were either stopped or put on hold and for which it was determined that alternative uses were no longer available. The remaining increase was primarily due to increases in personnel related costs and engineering materials.

Restructuring Charge - During the fiscal 2001 quarter, the Company recorded a restructuring charge of $336,000 related to the closing of leased facilities (see also Engineering, Research and Development (R&D) Expenses). During the fourth quarter of fiscal 2001, the Company also implemented a work force reduction. The estimated separation costs of $550,000 associated with this reduction will be reported during the fourth quarter in accordance with generally accepted accounting principles. These initiatives are expected to reduce operating expenses by approximately $5 million annually without adversely impacting the Company's revenue potential or customer support. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statements.

Income Taxes - Income tax benefits for the quarter ended March 31, 2001, reflect the effect of the mix of operating profit and loss among the Company's various operating entities.

Outlook -The restructuring program was implemented to more closely match operating expenses with the current level of sales. The lower level of sales and order bookings experienced recently have been the result of the Company's customers delaying major capital spending projects. Because customers have indicated that these projects have only been delayed and not cancelled, the Company has the opportunity for the rate of new orders and sales to begin to improve during fiscal year 2002. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statements.

 Nine Months Ended March 31, 2001, Compared to Nine Months Ended March 31, 2000

Overview - The Company reported a net loss of $5.2 million, or $0.64 per share, for the first nine months of fiscal 2001, compared to net income of $1.6 million, or $0.20 per share, in the nine months ended March 31, 2000. Net sales of $37.0 million for the nine months ended March 31, 2001, were down $13.7 million, or 27%, over the prior year's sales of $50.7 million. Most of the sales decrease was attributable to the Automotive segment as explained below. Automotive sales accounted for approximately 73% of total sales during the nine-month period ended March 31, 2001 compared to 78% during the nine months ended March 31, 2000. Industrial Businesses sales represented 27% and 22% of total sales for the nine-month periods ended March 31, 2001 and 2000, respectively. Gross profit for the first nine months of fiscal 2001 was 45.9% compared to 55.5% in the nine months ended March 31, 2000. The gross profit rate in the fiscal 2001 nine-month period was reduced approximately half as a result of unfavorable fixed overhead absorption due to the low sales level in the fiscal 2001 period, one third as a result of the product mix sold by the Forest Product business unit that included high outside purchased material content with lower margins and the balance was the result of competitive pricing pressure in Europe and the effect of the weak euro. Operating expenses increased $623,000 in the first nine months of fiscal 2001 compared to the nine months ended March 31, 2000. The restructuring charge of $1.6 million recorded in the fiscal 2001 third quarter was partially offset by reduced personnel related costs for the nine month comparable periods of approximately $1.0 million.

Automotive - Sales in the first nine months of fiscal 2001 decreased $12.6 million to $27.0 million compared to $39.6 million in the nine months ended March 31, 2000, primarily due to the Company's customers' delaying major capital spending projects and fewer major North American customer new tooling projects in the 2001 period compared to last year. P-1000 sales accounted for approximately 24% of net automotive sales in the first nine months of fiscal 2001 compared to approximately 48% in the same period a year ago. The percentage sales decrease reflected our customers' migration to the Company's IPNet(TM) product. Sales of the Company's new IPNet(TM) product totaled approximately 44% of net automotive sales in the first nine months of fiscal 2001 compared to 22% in the nine months ended March 31, 2000. RGS and NCA systems sales accounted for 20% of net sales in the nine months ended March 31, 2001, compared to 23% in the comparable period one year ago. Other product sales and training and service accounted for the remainder of net sales in both years.

Industrial Businesses - At the present time, the Industrial Businesses segment's principal market is the Forest Products industry. Sales in the first nine months of fiscal 2001 were $10.0 million, of which $8.9 million was delivered by the Forest Products business unit. Sales for the same period last year were $11.1 million with $9.5 million delivered by the Forest Products business unit. Approximately $600,000 of the sales decline in the current period was primarily due to lower sales in the forest products industry as falling lumber prices caused customers to postpone capital spending. Approximately $500,000 of the sales decline resulted from lower emerging businesses sales, primarily to the steel industry.

Bookings & Backlog - New order bookings for the nine months ended March 31, 2001, were $37.3 million compared to $47.2 million for the same period one year ago. Automotive bookings totaled $27.8 million in the fiscal 2001 nine months compared to $36.7 million in the nine-month period ended March 31, 2000. During the nine months ended March 31, 2001, automotive bookings were primarily for:
38% IPNet(TM), 29% P-1000, 17% RGS and NCA and 7% paint inspection products as compared with 25% IPNet(TM), 53% P-1000, 16% RGS and NCA and 3% paint inspection products in the nine months ended March 31, 2000. Industrial Businesses bookings were $9.5 million in the nine months ended March 31, 2001, compared to $10.5 million a year ago. Forest Product bookings represented 95% and 87% of the Industrial Businesses bookings in the nine months ended March 31, 2001 and 2000, respectively. Backlog at March 31, 2001, was $23.4 million compared to $24.4 million at March 31, 2000. The

Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Selling, General and Administrative Expenses (SG&A) - SG&A expenses decreased $1.3 million from $15.4 million in the nine months ended March 31, 2000, to $14.1 million in the nine months ended March 31, 2001. The decrease was primarily due to reductions in personnel related costs.

Engineering, Research and Development (R&D) Expenses - Engineering and R&D expenses increased $1.5 million from $9.4 million in the nine months ended March 31, 2000, to $10.9 million in the first nine months of fiscal 2001. The increase in expenses was primarily due to the $1.3 million restructuring charge related to reserving for write-offs of inventory and capital assets purchased to support product development projects that were either stopped or put on hold and for which it was determined that alternative uses were no longer available. The remaining increase was primarily related to increased personnel related costs.

Restructuring Charge - A $336,000 restructuring charge was recorded during the third quarter of fiscal 2001 related to the closing of leased facilities (see also Engineering, Research and Development (R&D) Expenses). During the fourth quarter of fiscal 2001, the Company also implemented a work force reduction. The estimated separation costs of $550,000 associated with this reduction will be reported during the fourth quarter in accordance with generally accepted accounting principles. These initiatives are expected to reduce operating expenses by approximately $5 million annually without adversely impacting the Company's revenue potential or customer support. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statements.

Gain on Sale of Assets - During the nine months ended March 31, 2001, the Company recorded a gain on sale of assets of $226,000. This gain was primarily the result of the sale of intellectual property and equipment related to a medical lab that the Company had acquired in 1998 when it purchased the assets of the Sonic group.

Income Taxes - Income tax benefit for the nine months ended March 31, 2001, reflects the effect of the mix of operating profit and loss among the Company's various operating entities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $6.1 million at March 31, 2001, compared to $5.9 million at June 30, 2000. The increase of $200,000 in cash for the nine months resulted from $10.0 million of cash provided from financing activities that offset the $8.3 million of cash used in operations and $1.1 million used for net capital spending. The foreign currency effects of the euro reduced cash $412,000 for the nine months.

The use of cash for operations reflected the net loss for the period adjusted for non-cash items and increased working capital requirements of $1.8 million. Receivables, net of foreign currency translation adjustments, decreased $3.4 million. Offsetting the cash provided from receivables was a $2.5 million change in current assets and liabilities that primarily reflected the use of cash to pay incentive compensation and liabilities accrued at June 30, 2000, a $733,000 decrease in accounts payable and a $2.0 million increase in inventory.

Financing activities during the period reflected net working capital borrowings of $9.9 million. The Company has a $15 million unsecured Revolving Credit Agreement (Revolver) that expires on July 31, 2002. The Revolver contains various financial covenants that, among other things, restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company's EBITDA for the nine months ended March 31, 2001 was below the level required by the financial covenant. The Company's bank waived the covenant default through March 31, 2001. The Company and its bank are currently in the process of negotiating two new secured credit facilities that combined are expected to provide for borrowings in excess of $15.0 million. Because the contemplated new credit facilities reset the covenant levels to be maintained by the Company, the Company and its bank decided not to amend the existing Revolver for future covenants that may not be satisfied. As a result, the Revolver has been classified as current in the March 31, 2001 period. The Company had $13.5 million outstanding under the Revolver at March 31, 2001.

The Company believes that available cash on hand and the credit facilities currently being negotiated will be sufficient to fund its currently anticipated calendar year 2001 cash flow requirements. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statements.

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

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At March 31, 2001, the Company's percentage of sales commitments in non-U.S. currencies was 35.7% or $8.3 million.

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

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2001, 2002 and future revenue, order booking levels and earnings levels, the timing of new product releases, the expansion of the Company into new markets, the impact of the Company's cost reduction initiatives and the execution of a new credit agreement with the Company's bank. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, a determination by the Company's bank not to execute the expected new credit agreement as a result of changes in economic conditions, the Company's financial position or other concerns, the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive and Forest Products industries, both of which have from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in these industries, variations in the amount of cost savings anticipated from the cost reduction initiatives and the impact of cost reduction initiatives on the Company's revenues, order bookings and earnings. The Company's expectations regarding future bookings are based upon oral discussions with customers and are subject to change based upon a wide variety of factors, including economic conditions and system implementation delays. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders are dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".

PART II.        OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

As previously described in the Company's Form 8-K filed February 23, 2001 under
Item 5, on February 12, 2001, the arbitrator appointed by the International Chamber of Commerce International Court of Arbitration to hear the arbitration between Perceptron, Inc.'s wholly-owned subsidiary, Perceptron B.V. and Speroni S.p.A., as described in the Company's Form 10-K for the year ended June 30, 2000 under Item 3, determined that 1) Speroni breached its duty to properly inform Perceptron B.V., but did not act in bad faith, and so Perceptron B.V. did not satisfy the conditions required under French law and Italian law to rightfully terminate the distributorship agreements without prior notice; and 2) Perceptron B.V. did not breach its agreements with Speroni by providing certain information to a customer of both Perceptron B.V. and Speroni and by submitting a bid to a customer of both Perceptron B.V. and Speroni outside of Speroni's territories, but did not act in good faith in not informing Speroni of these activities. Damages, if any, on the claims on which the arbitrator found in favor of Speroni shall be decided in the second phase of the arbitration proceedings. The Company intends to vigorously defend against any damage claim made against it by Speroni.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(A)    Exhibits

       None

(B)    Reports on Form 8-K:

       The Company's current report on Form 8-K, dated February 23, 2001, which disclosed information under Item 5 concerning determinations by the arbitrator appointed by the International Chamber of Commerce International Court of Arbitration to hear the arbitration between Perceptron, Inc.'s wholly-owned subsidiary, Perceptron B.V. and Speroni S.p.A. as described in the Company's Form 10-K for the year ended June 30, 2000 under Item 3.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PERCEPTRON, INC.
                                        (Registrant)


Date:    May 14, 2001          By:      /S/ Alfred A. Pease
                                        -----------------------------------------------------
                                                 Alfred A. Pease
                                                 President and Chief Executive Officer


Date:    May 14, 2001          By:      /S/ John J. Garber
                                        -----------------------------------------------------
                                                 John J. Garber
                                                 Vice President and Chief Financial Officer
                                                 (Principal Financial Officer)


Date:    May 14, 2001          By:      /S/ Sylvia M. Smith
                                        -----------------------------------------------------
                                                 Sylvia M. Smith
                                                 Controller and Chief Accounting Officer
                                                 (Principal Accounting Officer)