Form 10-K405
period 2001-06-30
PERCEPTRON INC/MI
filed 2001-09-27
CIK 887226

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001 OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 17, 2001, as reported by The Nasdaq Stock Market, was approximately $8,500,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 17, 2001, was 8,185,439.



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

         Document                                  Incorporated by reference in:
         --------                                  -----------------------------
Proxy Statement for 2001
Annual Meeting of Shareholders                     Part III, Items 10-13

--------------------------------------------------------------------------------

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

GENERAL

Perceptron, Inc. ("Perceptron" or the "Company") designs, develops, manufactures and markets information-based measurement and inspection focused solutions for process improvement. Among the solutions offered by the Company are: (1) Gauging systems that provide for 100% inline measurement for reduction of process variation; (2) Systems that guide robots in a variety of automated assembly applications throughout the plant; (3) Systems that inspect painted surfaces, and; (4) Sawmill systems that optimize the lumber production process in the Forest Products industry. Perceptron's product offerings are designed to improve quality, increase productivity and decrease costs in the automotive and forest products industries.

The Company has two primary business segments: The Automotive Business segment and the Industrial Businesses segment reflecting the different manufacturing processes and the specialized knowledge required to maintain market leadership. The Company has been selling to the automotive industry since its inception in 1981. In 1997, the Company acquired Autospect, Inc. ("Autospect") in order to expand its offerings to the automotive paint process. The Industrial Businesses segment consists primarily of the Forest Product business unit. The Forest Products business unit was created with the 1997 acquisitions of Trident Systems, Inc. ("Trident") and Nanoose Systems Corporation ("Nanoose"). In October 1998, the Company expanded its forest products offerings by acquiring the assets and ultrasound intellectual property from Sonic Industries, Inc. and Sonic Technologies, Inc. The Company has engineering, selling, assembly and installation resources in place to support customer requirements in these markets.

The Company's current principal products are based upon proprietary three-dimensional image processing and feature extraction software algorithms combined with two distinct three-dimensional object imaging technologies:
TriCam(TM) and LASAR(TM). TriCam(TM) technology uses structured laser light triangulation techniques to obtain accurate three-dimensional measurements. TriCam(TM) systems are used to measure formed parts for reduction of process variation, to provide robot guidance sensing for automated assembly tasks and to improve the speed and lower the cost of wheel alignment in final assembly operations. TriCam(TM) is also used by the Forest Products business unit to measure three-dimensional shapes of trees, logs, boards and by-products. LASAR(TM) provides accurate three-dimensional measurements of a full scene over a larger field of view than does TriCam(TM). The LASAR(TM) product is used by the Forest Products business unit for the three-dimensional measurement of stems, logs and cants.

The Company was incorporated in Michigan in 1981. Its headquarters are located at 47827 Halyard Drive, Plymouth, Michigan 48170-2461, (734) 414-6100. The Company also has operations in Atlanta, Georgia; Parksville, Montreal and Vancouver, Canada; Munich, Germany; Rotterdam, The Netherlands; Quimper, France; Sao Paulo, Brazil and Tokyo, Japan.

MARKETS

The Company services multiple markets, with the largest being the automotive industry. The Company has product offerings encompassing virtually the entire automobile manufacturing line, including stamping, general assembly, paint, trim and final assembly. Perceptron's purchase of Trident and Nanoose in 1997 and Sonic assets in 1998 increased its product and marketing efforts in the forest and wood products markets. Within the forest and wood products markets, Perceptron has products that service virtually every process center in the green mill. The Company believes that there may be potential for its three-dimensional measurement systems in other industrial and commercial applications. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement".

PRODUCTS AND APPLICATIONS

                           AUTOMOTIVE BUSINESS SEGMENT

General: The Automotive Business segment is divided into two separate groups using two different business models. The first group provides "Turnkey Systems and Engineered Sub-systems" to automotive manufacturers and their suppliers through a direct sales force. The second group provides "Technology Components" using an original equipment manufacturer ("OEM") business model to a different set of customers through a variety of alternate channels.

                    Turnkey Systems & Engineered Sub-systems

AutoGauge(TM): These systems are used in the assembly and fabrication plants of many of the world's leading auto manufacturers and their suppliers to contain, correct and control the quality of body structures. AutoGauge(TM) systems are placed directly in-line to automatically measure critical dimensional characteristics of automotive vehicles, sub-assemblies and parts using non-contact, laser-based sensors.

An earlier generation of AutoGauge(TM) is based on the P-1000 platform known for its ability to run automatically for many years measuring 100% of vehicle production in challenging environments. The P-1000 platform remains a viable solution, and is still being purchased by many of the Company's customers.

More recently, AutoGauge(TM) technology has been ported to a new computing and communication platform called IPNet(TM). The IPNet(TM) platform uses Internet technology to disseminate critical manufacturing and quality information on a real-time basis throughout a plant or enterprise. IPNet(TM) also communicates to wireless devices such as Palm(TM) Pilots and web phones. Other advantages of the IPNet(TM) platform include: A Windows based architecture allowing integration of 3rd party hardware and software, a new graphics based user interface, and greater flexibility to distribute sensors throughout the manufacturing process at lower cost.

AutoGauge(TM) has been enhanced with the ability to provide hybrid-systems containing both fixed mounted sensors and robot-mounted sensors. This unique ability provides automotive manufacturers with the flexibility to measure multiple vehicle styles on a single assembly line and maintain their high-speed production rates.

AutoFit(TM): These systems are used in automotive assembly plants to contain, correct and control the fit of exterior body panels. The system automatically measures, records and displays the gap and flushness of parts most visible to the automobile consumer such as gaps between front and rear doors, hoods and fenders, and deck lids and rear quarter panels. The TriCam(TM) sensor has been enhanced to enable gap and flushness to be measured in several parts of the manufacturing process: in the body shop during assembly of non-painted vehicles, and in the final assembly area after the vehicle has been painted. AutoFit(TM) has the ability to measure vehicles while in motion along the assembly line or in a stationary position.

AutoScan(TM): These systems provide a fast, non-contact method of gathering data for the analysis of the surface contour of a part or product. These systems use a robot mounted ContourProbe(TM) sensor specifically designed to "scan" a part as the robot moves throughout its path. The AutoScan(TM) system measures and collects the "point cloud data" required for contour analysis by third party analysis software. This allows the part's shape to be automatically scanned and compared to a computer-generated design.

AutoSpect(TM): These in-line, non-contact systems are used in auto assembly plants to monitor and measure the quality of the vehicle's paint job. The systems measure and generate objective, repeatable, reproducible ratings of the painted surface. AutoSpect(TM) systems are fully automatic and monitor 100% of painted vehicle production. AutoSpect(TM) measures the key elements of a paint job most visible to the consumer: gloss, orange peel, and DORI (distinctness of reflected image). The AutoSpect(TM) system has been upgraded to the IPNet(TM) control and communication platform and shares many of the same components as the AutoGauge(TM) system. Perceptron also offers a portable, battery powered paint quality measurement system.

AutoGuide(TM): These robot guidance systems were developed in response to the increasing use of robots for flexible, automated assembly applications. These systems utilize Perceptron sensors and measurement technology to improve the accuracy of robotic assembly operations. AutoGuide(TM) systems calculate the difference between theoretical and actual relationships of a robot and the part being assembled and sends compensation data, in six axes, to the robot. Robotic applications supported by AutoGuide(TM) include windshield insertion, roof loading, seat loading, hinge mounting, door attachment and sealant applications.


                              Technology Components

ScanWorks(TM): The Company provides ScanWorks(TM) products to a variety of markets through third party OEMs, system integrators and value-added resellers ("VARs"). These products target the reverse engineering and inspection markets.

ScanWorks(TM) ToolKit is a software solution enabler used by coordinate measuring machine (CMM) manufacturers, system integrators and application software developers. It enables the integration of Perceptron's laser-based scanning technology into their proprietary systems.

ScanWorks(TM) Lite is a hardware/software component set that allows customers to add digitizing capabilities to their machines or systems. The use of the Lite software and the ContourProbe(TM) sensor enables users to collect, display, manipulate and export large sets of point cloud data from portable coordinate measuring machines (P-CMM).

Non-Contact Wheel Alignment Components (NCA): NCA components include WheelWorks(TM) software and sensors based upon the TriCam(TM) design. These technology components offer a fast, accurate, non-contact method of aligning wheels during the automotive assembly process. The Company supplies NCA components to multiple wheel alignment machine OEMs in Europe, Asia and North America.


                          INDUSTRIAL BUSINESSES SEGMENT

General: The Industrial Businesses segment primarily consists of the Forest Products business unit, which sells a complete line of mill-wide products for optimization of yield and value. These systems are based on an architecture of optimization modules that contain common user interfaces, reporting systems and scanning interfaces. The system runs on the WindowsNT platform.

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

Mill Controller System: The Mill Controller system is a software package that allows sawmill operators to define what orders they need filled for their customers. The system links this information with the optimizer systems in the sawmill to produce the lumber required to fill these orders.

The Mill Controller adds a level of control to the sawmill operator that was previously unavailable. Typical optimizer systems attempt to maximize recovered value from raw material without regard to the actual orders that the sawmill needs to fill. By utilizing the Mill Controller, the sawmill can now balance value-based recovery with the time based requirement to fill orders.

Mill Wide Web: The Mill Wide Web system is a software package that provides data collection, data distribution, real-time reporting and data monitoring for the saw mill environment. The package provides the user a web-based interface with the software.

Profitizer: The Profitizer is an enterprise-wide, optimization software system for the sawmill environment. The system optimizes the procurement, production and sales areas of the lumber manufacturing process. By utilizing simulation and linear programming the system can identify how the organization can maximize profits based on real world constraints.

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

Carriage Saw Optimizer System: The LASAR Carriage Saw Scanning and Mill Expert Optimization system scans logs after the operator has loaded them on the carriage and provides either a complete breakdown solution or a minimum opening face solution. This product is superior to the traditional curtain scanning carriage saw systems. On average, the LASAR scanning and image processing takes less time, leading to higher production. The scanning system provides high-density true-shape data for the surface of the log that allows more accurate sawing solutions, which enables the mill to realize greater value from the log.

SALES AND MARKETING

The Company markets its systems directly to end users, system integrators, VARs and OEMs.

The Company's direct sales efforts are led by the Company's account executives. These account executives develop a close consultative selling relationship with the Company's customers. Perceptron's senior management works in close collaboration with customers' executives. The Company intends to continue this marketing strategy for its automotive Turn-key systems and Engineered Sub-systems as well as for selected forest and wood products applications.

With respect to automotive Technology Components sales and sales to the forest and wood products industry, the Company's marketing strategy is focused primarily on sales to selected system integrators, OEMs and VARs who integrate the Company's products into their systems for sale to end user customers.

The Company's principal customers have historically been automotive companies that the Company either sells to directly or through system integrators or OEMs. The Company's products are typically purchased for installation in connection with new model re-tooling programs undertaken by these companies. Because sales are dependent on the timing of customers' re-tooling programs, sales by customer vary significantly from year to year, as do the Company's largest customers. For the twelve months ended June 30, 2001, approximately 22% of total revenues were derived from three automotive companies (General Motors, Ford and DaimlerChrysler). For the twelve months ended June 30, 2000, six months ended June 30, 1999 and year ended December 31, 1998, approximately 35%, 25%, and 22%, respectively, of total revenues were derived from the same three customers. For the twelve months ended June 30, 2001 and 2000, six months ended June 30, 1999 and year ended December 31, 1998, approximately 8%, 11%, 8% and 13% of net sales, respectively, were to system integrators and OEMs for the benefit of the same three automotive companies. During the twelve months ended June 30, 2001, sales to General Motors were 11.8% of the Company's total net sales.

MANUFACTURING AND SUPPLIERS

The Company's manufacturing operations consist primarily of final assembly, testing and integration of the Company's software with individual components such as, printed circuit boards manufactured by third parties according to the Company's designs. The Company believes a low level of vertical integration gives it significant manufacturing flexibility and minimizes total product costs.

The Company purchases a number of component parts and assemblies from single source suppliers. Although the Company believes that alternative suppliers are available for most of its components, component supply shortages in certain industries, including the electronics industry, have occurred in the past and are possible in the future due to imbalances in supply and demand. Significant delays or interruptions in the delivery of components or assemblies by suppliers, or difficulties or delays in shifting manufacturing capacity to new suppliers, could have a material adverse effect on the Company.

INTERNATIONAL OPERATIONS

Europe: The Company's European operations have contributed approximately 35%, 23%, 39% and 30% of the Company's revenues during the twelve months ended June 30, 2001 and 2000, six months ended June 30, 1999 and the year ended 1998, respectively. The Company's wholly-owned subsidiary, Perceptron (Europe) B.V. ("Perceptron B.V."), is located in Rotterdam, The Netherlands. Perceptron B.V. holds a 100% equity interest in Perceptron (Europe) GmbH ("Perceptron GmbH"), which is located in Munich, Germany and a 100% interest in Perceptron E.U.R.L. located in Quimper, France. The Company currently employs 53 people in its European operations.

Asia: The Company operates a direct sales, application and support office in Tokyo, Japan to service automotive customers in Asia.

South America: The Company has a direct sales, application and support office in Sao Paulo, Brazil to service automotive customers in South America.

The Company's foreign operations are subject to certain risks typically encountered in such operations, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic and local policies of foreign governments, and the laws and policies of the U.S. and local governments affecting foreign trade and investment. For information regarding net sales, operating profit (loss) and identifiable assets of the Company's foreign operations, see Note 16 to the Consolidated Financial Statements, "Segment and Geographic Information".

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

BACKLOG

As of June 30, 2001, the Company had a backlog of $20.1 million, compared to $23.1 million at June 30, 2000 and $27.8 million at June 30, 1999. The Automotive Business segment's backlog was $17.7 million, $19.1 million and $22.5 million at June 30, 2001, 2000 and 1999, respectively. The Industrial Businesses segment backlog was $2.4 million, $4.0 million and $5.3 million at June 30, 2001, 2000 and 1999, respectively. Most of the backlog is subject to cancellation by the customer. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in its backlog by June 30, 2002.

RESEARCH AND DEVELOPMENT

As of June 30, 2001, 112 persons employed by the Company were focused primarily on research, development and engineering relating to three-dimensional machine vision systems, ultrasound technology and related software. For the twelve months ended June 30, 2001 and 2000, six months ended June 30, 1999 and year ended December 31, 1998, the Company's research, development and engineering expenses were $13.8 million, $13.1 million, $6.5 million and $11.4 million, respectively.

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

The Company has received a National Institute for Science and Technology - Advanced Technology Program award to participate in a joint venture to develop a robot guidance system for powertrain assembly automation. The Company's in-kind development contribution is approximately $500,000 over a four-year period that began in 1998. The joint venture is administered by the National Center for Manufacturing Sciences and includes a major automotive manufacturer.

PATENTS, TRADE SECRETS AND CONFIDENTIALITY AGREEMENTS

The Company owns twenty U.S. patents and twelve pending U.S. patent applications, which relate to various products and processes manufactured, used, and/or sold by the Company. In addition, the Company also owns thirteen foreign patents in Canada, Europe and Japan and has eighteen patent applications pending in foreign locations. The U.S. patents expire from 2004 through 2019 and the Company's existing foreign patent rights expire from 2008 through 2012.

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

The Company has registered, and continues to register, various trade names and trademarks, including SCANWORKS, OPTIFLEX, PERCEPTRON, DATACAM, LASAR, MILL WIDE WEB, PROFITIZER, VERISTAR, DRISCAN, TRICAM, AUTOSPECT, IPNET, PAINTSCAN, DYNASTAR II, and MILL WEB QC, among others, which are used in connection with the conduct of its business.

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

EMPLOYEES

As of June 30, 2001, the Company employed 330 persons. None of the employees is covered by a collective bargaining agreement and the Company believes its relations with its employees to be good.


ITEM 2: FACILITIES

Perceptron's principal domestic facilities consist of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company, and a 12,000 square foot leased building in Atlanta, Georgia. In addition, the Company leases a 1,500 square meter facility in Munich, Germany; a 150 square meter facility in Rotterdam, The Netherlands; a 6,200 square foot facility in Parksville, Canada; a 654 square foot facility in Montreal, Canada; a 2,000 square foot facility in Vancouver, Canada and offices in Quimper, France; Sao Paulo, Brazil and Tokyo, Japan. Primary facilities used by the Automotive Business segment are Plymouth, Michigan and the German location. Primary facilities used by the Forest Products Business unit are Plymouth,

Michigan, Atlanta, Georgia, and the Canadian locations. The Company believes that its current facilities are sufficient to accommodate its requirements through the year 2002.


ITEM 3: LEGAL PROCEEDINGS

On September 25, 1998, the U.S. District Court for the Eastern District of Michigan dismissed, with prejudice, a suit filed against the Company by Speroni, S.p.A. ("Speroni") which alleged tortious interference in conjunction with exclusive distributorship contracts covering the sale of the P-1000 products in Italy and France. Speroni's appeal of the dismissal was denied by the Federal Court of Appeals. The suit alleged tortious interference in conjunction with exclusive distributorship contracts covering the sale of P-1000 products in Italy and France between Perceptron B.V., a wholly-owned subsidiary of the Company, and Speroni. Perceptron B.V. terminated the exclusive distributorship contracts in 1997 for breach of contract by Speroni and has sought arbitration of this matter with the International Chamber of Commerce International Court of Arbitration ("ICC"), to confirm the terminations and to award damages. Speroni has filed counterclaims with the ICC alleging breach of the exclusive distributorship contracts and seeking damages of $6.5 million. On February 12, 2001, the arbitrator determined that 1) Speroni breached its duty to properly inform Perceptron B.V., but did not act in bad faith, and so Perceptron B.V. did not satisfy the conditions required under French law and Italian law to rightfully terminate the distributorship agreements without prior notice; and 2) Perceptron B.V. did not breach its agreements with Speroni by providing certain information to a customer of both Perceptron B.V. and Speroni and by submitting a bid to a customer of both Perceptron B.V. and Speroni outside of Speroni's territories, but did not act in good faith in not informing Speroni of these activities. Damages, if any, on the claims on which the arbitrator found in favor of Speroni shall be decided in the second phase of the arbitration proceedings. The Company intends to vigorously defend against damage claims made against it by Speroni.

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

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Perceptron's Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol "PRCP". The following table shows the reported high and low sales prices of Perceptron's Common Stock for the fiscal year periods indicated:

                                                                                    Prices
                                                                                    ------

                                                                          Low                   High
                                                                       ----------            ----------
Fiscal 2000
Quarter Ended September 30, 1999................................       $    3.50             $    5.75
Quarter Ended December 31, 1999.................................       $    3.00             $    4.81
Quarter Ended March 31, 2000....................................       $    3.63             $    7.50
Quarter Ended June 30, 2000.....................................       $    3.31             $    6.25

Fiscal 2001
Quarter through September 30, 2000..............................       $    3.00             $    3.94
Quarter through December 31, 2000...............................       $    1.25             $    3.63
Quarter Ended March 31, 2001....................................       $    1.25             $    2.38
Quarter Ended June 30, 2001.....................................       $    1.25             $    1.98

Fiscal 2002
Quarter through September 17, 2001..............................       $    1.05             $    1.58


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

The approximate number of shareholders of record on September 17, 2001, was 256.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL INFORMATION

PERCEPTRON, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

                                                 Twelve Months Ended      Six Months Ended           Twelve Months Ended
                                                       June 30,               June 30,                   December 31,
                                            ----------------------------   -------------    ----------------------------------------
Statement of Operations Data(1):               2001(2)         2000           1999(3)           1998          1997          1996
                                            -------------  -------------   -------------    ------------   -----------   -----------
Net sales                                       $ 50,714        $ 69,821        $ 21,256       $ 49,635      $ 65,102      $ 58,975
Gross profit                                      24,593          38,589          10,488         27,193        40,025        35,367
Operating income (loss)                           (9,447)          3,659          (6,660)        (5,776)       14,861         9,306
Income (loss) before income taxes                (10,011)          3,294          (7,349)        (5,143)       16,009        10,245
Income (loss) before cumulative
     effect of change in
     accounting principle                         (6,205)          1,857          (4,860)        (3,339)       10,806         7,150
Cumulative effect of change in
     accounting principle                         (1,333)              -               -              -             -             -
Net income (loss)                                 (7,538)          1,857          (4,860)        (3,339)       10,806         7,150

Earnings (loss) per diluted share:
     Before cumulative effect of change in
       accounting principle                        (0.76)           0.23           (0.59)         (0.41)         1.28          0.86
     Cumulative effect of change in
       accounting principle                        (0.16)              -               -              -             -             -
     Net income (loss)                             (0.92)           0.23           (0.59)         (0.41)         1.28          0.86

Weighted average common
     shares outstanding - diluted                  8,178           8,199           8,185          8,239         8,412         8,309

                                                           As of June 30,                               As of December 31,
                                            --------------------------------------------    ----------------------------------------
Balance Sheet Data:                             2001           2000            1999             1998           1997          1996
                                            -------------  -------------   -------------    ------------   -----------   -----------
Working capital                                 $ 23,169        $ 40,663        $ 34,569       $ 40,094      $ 45,604      $ 34,444
Total assets                                      67,519          66,227          61,334         66,408        68,142        61,456
Long-term liabilities                              1,040           4,595           4,265          1,040             -             -
Shareholders' equity                              40,295          49,569          48,064         54,852        57,879        46,447

-----------
(1)  No cash dividends have been declared or paid during the periods presented.

(2) In fiscal 2001, the Company implemented the Securities and Exchange Commission's Staff Accounting Bulletin 101 ("SAB 101") guidelines on revenue recognition. See also Note 2, "Change in Accounting Principle", in the Notes to the Consolidated Financial Statements. On a comparative basis, fiscal 2000 sales, net income and earnings per share would have been $68,952, $25, and $.0 respectively, on a pro forma basis reflecting the effects of the change in accounting principle. Pro forma amounts for periods prior to fiscal 2000 have not been presented, as the effect of the change in accounting principle could not be reasonably determined.

(3) In 1999, the Company elected to change its reporting period from a calendar year ending December 31 to a fiscal year ending June 30. As a result, 1999 represents a six-month transition period.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Perceptron, Inc. ("Perceptron" or the "Company") designs, develops, manufactures and markets information-based measurement and inspection focused solutions for process improvement primarily for the automotive and forest products industries.

The Company's current principal products are based upon proprietary three-dimensional image processing and feature extraction software algorithms combined with two distinct three-dimensional object imaging technologies:
TriCam(TM) and LASAR(TM). TriCam(TM) technology uses structured laser light triangulation techniques to obtain accurate three-dimensional measurements. TriCam(TM) systems are used to measure formed parts for reduction of process variation, to provide robot guidance sensing for automated assembly tasks and to improve the speed and lower the cost of wheel alignment in final assembly operations. TriCam(TM) is also used by the Forest Products business unit to measure three-dimensional shapes of trees, logs, boards and by-products. LASAR(TM) provides accurate three-dimensional measurements of a full scene over a larger field of view than does TriCam(TM). The LASAR(TM) product is used by the Forest Products business unit for the three-dimensional measurement of stems, logs and cants.

The Company has two business segments: the Automotive Business segment and the Industrial Businesses segment. The Company's Automotive Business segment is comprised of two groups that use different business models to sell products. The first group provides "Turnkey Systems and Engineered Sub-systems" to automotive manufacturers and their suppliers through a global direct sales force. The second group provides "Technology Components" using an OEM business model to a different set of customers through a variety of alternate channels. Historically, systems sales to automotive customers have typically depended primarily on new model re-tooling programs. Accordingly, these sales may vary significantly among customers on a year-to-year and quarter-to-quarter basis. The Industrial Businesses segment primarily consists of the Forest Products business unit, which sells its products primarily to North American sawmills, sawmill machinery manufacturers and systems integrators.

During the fourth quarter of fiscal 2001, the Company implemented the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) guidelines on revenue recognition. Under the new accounting method adopted retroactive to July 1, 2000, the Company recognizes the portion of revenue from the sales of products upon shipment when both title and risk of loss pass to the customer and defers the greater of the fair value or the contractual holdback of any undelivered elements, such as installation services, until the undelivered elements are completed. Historically, the Company recognized revenue from the sales of products upon shipment, and accrued for any costs of installation not completed. The Company previously accounted for contractual acceptance terms based upon probable achievement of meeting the acceptance criteria. See also
Note 2, "Change in Accounting Principle" in the Notes to the Consolidated Financial Statements.

On June 24, 1999, the Company elected to change its reporting period from a calendar year ending December 31, to a fiscal year ending June 30. As a result, this Form 10-K contains financial information for the six-month transition period January 1, 1999 through June 30, 1999.

RESULTS OF OPERATIONS

          TWELVE MONTHS ENDED JUNE 30, 2001, COMPARED TO TWELVE MONTHS
                              ENDED JUNE 30, 2000

Overview. Fiscal 2001 results reflect a change in accounting principle for revenue recognition based on the new guidelines of SAB 101. The Company reported a net loss before the cumulative effect of the accounting change of $6.2 million, or $0.76 per share, for the twelve months ended June 30, 2001 compared to net income of $1.9 million, or $0.23 per share, in the same period ended June 30, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $1.3 million (net of income taxes of $764,000) or $.16 per share. The net loss for fiscal 2001 after the cumulative effect was $7.5 million or $.92 per share. Net income for fiscal 2000 would have been $1.4 million, or $.17 per share on a pro forma basis reflecting the new accounting method. Net sales of $50.7 million for the year ended June 30, 2001 were down $19.1 million, or 27%, compared with sales for the year ended June 30, 2000 of $69.8 million. The fiscal 2001 sales include $2.1 million that is included in the cumulative effect adjustment. Implementing SAB 101 also had the effect of deferring sales of $1.9 million that historically would have been recorded in fiscal 2001. The overall impact of SAB 101 on income before the cumulative effect of the accounting change for fiscal 2001 was a decrease of $192,000. Sales for fiscal 2000 would have been $69.0 million on a pro forma basis reflecting the new accounting method. Automotive Business segment sales accounted for 79% of total sales for the year ended June 30, 2001 compared to 79% for the year ended June 30, 2000. Industrial Businesses segment sales represented 21% of fiscal 2001 sales compared with 21% of fiscal 2000 sales. Net Domestic sales were $30.9 million for the year ended June 30, 2001 as compared to $53.4 million for the year ended June 30, 2000. Net International sales were $19.8 million for the year ended June 30, 2001 compared to $16.4 million for the year ended June 30, 2000. Gross profit as a percent of net sales for fiscal year 2001 was 48.5% compared to 55.3% for fiscal year 2000. The decrease in gross profit margin percentage was primarily due to the following factors: unabsorbed fixed overhead related to lower volumes accounted for approximately half of the rate decline, the effect of currency declines principally in the euro and competitive pricing pressure in Europe accounted for approximately one third of the rate decrease, and higher outside material content associated with the product mix sold by the Forest Products business unit accounted for the balance of the rate deterioration. The gross profit rate for fiscal year 2000 would have been 54.8% on a pro forma basis reflecting the new accounting method. Operating expenses were down $1.8 million in the twelve months ended June 30, 2001 compared with 2000. The decrease primarily reflected cost reduction initiatives that were implemented throughout the year. During the third and fourth quarter of fiscal 2001, the Company executed a restructuring plan that included a work force reduction of approximately 15% and the closing of certain offices resulting in restructuring charges of $900,000 for employee separation and office closing reserves. In addition certain write-offs of inventory and capital assets related to product development projects that were suspended and for which it was determined that no alternative uses were available resulted in a $1.3 million charge to operating expense. Year-over-year net interest expense was up $304,000 as a result of higher borrowings under the Company's revolving line of credit required to fund operating losses.

Automotive. Sales in the twelve months ended June 30, 2001 decreased $15.3 million, or 28%, to $40.2 million compared to $55.5 million in the twelve months ended June 30, 2000. Within the Turnkey Systems and Engineered Sub-systems group, AutoGauge, AutoGuide, and AutoSpect sales accounted for approximately $26.8 million, or 67%, $2.2 million, or 5%, and $2.0 million, or 5%, respectively, of net Automotive sales in fiscal 2001 compared to approximately $39.9 million, or 72%, $5.6 million, or 10%, and $1.5 million, or 3%, respectively, of net Automotive sales in the twelve months ended June 30, 2000. The AutoGauge and AutoGuide sales decline primarily reflected the downturn in the North American automotive market and our customers' decision to postpone capital spending. The AutoSpect sales improvement was primarily due to customer acceptance of the new web-based system for measuring the quality of finished painted surfaces. The Technology Components group accounted for approximately $6.8 million, or 17%, of net Automotive sales in fiscal 2001 compared to approximately $6.5 million, or 12%, in the twelve months ended June 30, 2000. The increase primarily reflected higher sales of new ScanWorks products that offset lower NCA component sales. Training and service revenues accounted for most of the remainder of net sales in both years.

Industrial Businesses. Sales of $10.5 million for the twelve months ended June 30, 2001 were to the forest products industry except for the sale of $.2 million of steel blast furnace inspection systems. Sales of $14.3 million in the twelve months ended June 30, 2000 included $1.0 million of sales of steel blast furnace inspection systems. The sales decline was primarily due to lower softwood prices that caused forest products industry customers to delay capital spending and diminishing sales for steel blast furnace inspection systems.

Bookings & Backlog. New order bookings for the twelve months ended June 30, 2001 were $47.7 million compared to $65.0 million for the twelve months ended June 30, 2000. Automotive bookings totaled $39.2 million in the fiscal 2001 period compared to $52.0 million a year ago. The decrease in automotive bookings in fiscal 2001 was also primarily due to the declining automotive market that caused customers to delay placing orders for capital equipment. Forest Products bookings were $8.5 million in fiscal 2001 compared to $13.0 million a year ago. The bookings decrease reflected low softwood lumber prices that caused customers to delay placing orders. The new order bookings, net of sales, resulted in a backlog at June 30, 2001 of $20.1 million compared to $23.1 million at June 30, 2000. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Gross Profit. Gross profit was $24.6 million, or 48.5% of sales, in the twelve months ended June 30, 2001, as compared to $38.6 million, or 55.3% of sales, in the twelve months ended June 30, 2000. The decrease in gross profit margin percentage was primarily due to the following factors: unabsorbed fixed overhead related to lower volumes accounted for approximately half of the rate decline, the effect of currency declines principally in the euro and competitive pricing pressure in Europe accounted for approximately one third of the rate decrease, and higher outside material content associated with the product mix sold by the Forest Products business unit accounted for the balance of the rate deterioration. Gross profit for fiscal year 2000 would have been $37.8 million or 54.8% on a pro forma basis reflecting the new accounting method.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses during fiscal 2001 were $19.3 million, compared with $21.8 million during fiscal 2000. The decrease primarily reflected lower personnel related expenses offset in part by $470,000 for reserves related to accounts receivable primarily held by the Company's international subsidiaries.

Engineering, Research and Development (R&D) Expenses. Engineering and R&D expenses were $13.8 million for the twelve months ended June 30, 2001, compared with $13.1 million in fiscal 2000. The increase in expenses was due to certain reserves for inventory and capital assets related to product development projects that were put on hold and for which it was determined that no alternative uses were available. The charges amounted to approximately $1.3 million. Mitigating this charge was a $600,000 reduction primarily related to lower personnel related costs and other engineering material costs.

Restructuring Charge. The restructuring expense in fiscal 2001 was comprised of a charge of $336,000 recorded during the third quarter related primarily to closing certain leased facilities and a charge of $564,000 during the fourth quarter related primarily to employee separation costs.

Other Income and Deductions. Other income and deductions included a $226,000 gain on sale of assets that partially offset foreign currency losses of approximately $250,000 and resulted in a net deduction of $27,000 for fiscal 2001. The net deduction of $132,000 for fiscal 2000 was primarily due to a $102,000 loss on sale of assets.

Interest Expense, net. Net interest expense was $537,000 in fiscal 2001, compared with $233,000 in fiscal 2000. The increase resulted from higher borrowings under the Company's revolving line of credit required to fund operating losses.

Income Taxes - Income tax benefit for fiscal 2001 reflects the effect of the mix of operating profit and loss among the Company's various operating entities.

Outlook. The restructuring program implemented during the second half of fiscal 2001 will enable the Company to break-even at a lower level of operation. Since the near-term sales outlook for the Automotive business unit is improved compared with this time last year, the Company expects operating results for the first half of fiscal 2002 to approach break-even. The outlook for the second half of fiscal 2002 is not clear, and the direction of operating results will depend on whether or not the economy begins to improve. The foregoing statements contain "forward looking statements" within the meaning of the Securities Exchange Act of 1934. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including those described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement", below.


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

                                                      TWELVE MONTHS ENDED       TWELVE MONTHS ENDED
                                                        JUNE 30, 2000              JUNE 30, 1999
                                                     --------------------       -------------------
                                                                                    (unaudited)
Net Sales                                                 $  69,821                 $   52,581
Cost of Sales                                                31,232                     24,358
                                                          ---------                 ----------
   Gross Profit                                              38,589                     28,223
Selling, General and Administrative Expense                  21,815                     21,524
Engineering, Research and Development Expense                13,115                     12,506
Non-cash intangible asset write-off                               -                      1,472
                                                          ---------                 ----------
   Operating Income (Loss)                                    3,659                     (7,279)
Interest Income (Expense), net                                 (233)                       238
Foreign Currency Gain (Loss)                                    (30)                       (12)
Other                                                          (102)                      (671)
                                                          ---------                 ----------
Income (Loss) Before Income Taxes                             3,294                     (7,724)
Income Tax Expense (Benefit)                                  1,437                     (2,696)
                                                          ---------                 ----------
   Net Income (Loss)                                      $   1,857                 $   (5,028)
                                                          =========                 ==========

Automotive. Sales in the twelve months ended June 30, 2000 increased $12.7 million, or 30%, to $55.5 million compared to $42.8 million in the twelve months ended June 30, 1999. P-1000 sales accounted for approximately 47% of net Automotive sales in fiscal 2000 compared to approximately 71% in the twelve months ended June 30, 1999. The percentage sales decrease reflected customers' migration to the Company's web-based Intelligent Process Network ("IPNet(TM)") product. Sales of the Company's IPNet(TM) product totaled approximately 25% of net automotive sales in the twelve months ended June 30, 2000. Robot Guidance Systems ("RGS"), now known as AutoGuide(TM) systems and NCA systems sales accounted for 20% of net sales in fiscal 2000 compared to 13% in fiscal 1999. Other product sales, which during the 1999 twelve-month period included the first developmental system to inspect wet film paint thickness, represented 12% of net fiscal 1999 Automotive sales as compared to 5% for the twelve months ended June 30, 2000. Training and service revenues accounted for the remainder of net sales in both years.

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

Bookings & Backlog. New order bookings for the twelve months ended June 30, 2000 were $65.0 million compared to $55.8 million for the twelve months ended June 30, 1999. Automotive bookings totaled $52.0 million in the fiscal 2000 period compared to $46.5 million a year ago. The increase in automotive bookings in fiscal 2000 is primarily related to orders for the Company's new IPNet(TM) product. During the twelve months ended June 30, 2000, automotive bookings represented: 45% P-1000, 33% IPNet(TM) and 15% RGS and NCA as compared with 61% P-1000, 12% IPNet(TM) and 18% RGS and NCA for the twelve months ended June 30, 1999. Industrial Businesses bookings were $13.0 million in fiscal 2000 compared to $9.3 million a year ago of which Forest Product bookings represented 85% and 94%, respectively. The new order bookings, net of sales, resulted in a backlog at June 30, 2000 of $23.1 million compared to $27.8 million at June 30, 1999. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

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

                                                       SIX MONTHS ENDED          SIX MONTHS ENDED
                                                        JUNE 30, 1999              JUNE 30, 1998
                                                     --------------------       -------------------
                                                                                    (unaudited)
Net Sales                                                 $  21,256                 $   18,310
Cost of Sales                                                10,768                      8,852
                                                          ---------                 ----------
   Gross Profit                                              10,488                      9,458
Selling, General and Administrative Expense                  10,693                      9,281
Engineering, Research and Development Expense                 6,455                      5,333
                                                          ---------                 ----------
   Operating Loss                                            (6,660)                    (5,156)
Interest Income, net                                              -                        417
Foreign Currency Loss                                           (18)                       (29)
Other                                                          (671)                         -
                                                          ---------                 ----------
Loss Before Income Taxes                                     (7,349)                    (4,768)
Income Tax Benefit                                           (2,489)                    (1,597)
                                                          ---------                 ----------
   Net Loss                                               $  (4,860)                $   (3,171)
                                                          =========                 ==========

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $6.7 million at June 30, 2001, compared to $5.9 million at June 30, 2000. The cash increase of $.8 million for the twelve month period ended June 30, 2001, resulted primarily from the net use of cash to fund operating activities, capital spending, and the effect of exchange rates on cash amounting to $7.4, $1.4, and $.6 million, respectively, that was offset by net cash provided from financing activities of $10.1 million.

The net cash used for operations primarily reflected the net loss for the period of $7.5 million and the increase in deferred income tax benefit of $4.9 million related to the net loss. This use of cash was partially offset by non-cash operating expenses associated with depreciation and amortization of $2.1 million and net changes in assets and liabilities primarily related to working capital of $2.9 million. Receivables, net of foreign currency translation adjustments, decreased $6.0 million. Offsetting the cash provided from receivables was a $3.4 million increase in inventory, a $.5 million change in current assets and liabilities that primarily reflected the use of cash to pay incentive compensation and liabilities accrued at June 30, 2000, offset by a $.8 million increase in accounts payable. The level of receivables and inventory at June
30, 2001, primarily reflect the timing of certain sales that did not occur by June 30, but are expected to be completed in the first quarter of fiscal 2002.

At June 30, 2001, the Company had a $15.0 million Revolving Credit Agreement (Credit Agreement) that expires on July 31, 2002. The Credit Agreement was replaced in September 2001 (see paragraph below). The Credit Agreement prohibited the Company from paying dividends. In addition, the Credit Agreement contained various financial covenants that, among other things, restricted dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and required the Company to maintain certain levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company's EBITDA for the twelve months ended June 30, 2001 was below the level required by the financial covenant. The Company's bank waived the covenant default through June 30, 2001. The Company had $13.6 million outstanding under the Credit Agreement at June 30, 2001.

In September 2001, the Company replaced its existing Credit Agreement with two collateral-based Revolving Credit Facilities ("Revolver"): "Facility A" in the principal amount of $17.0 million that expires on August 31, 2003 and "Facility B" in the principal amount of $1.5 million that expires on August 31, 2002. Proceeds under each Facility may be used for working capital and general corporate purposes. The aggregate principal amount outstanding at any one time under Facility A cannot exceed the lesser of $17.0 million or the Facility A borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, 35% of raw material located in the United States, and $4.8 million representing 80% of the appraised value of the Company's real property located in Plymouth, Michigan. The aggregate principal amount outstanding at any one time under Facility B cannot exceed the lesser of $1.5 million or the Facility B borrowing base which is 50% of finished goods inventory located in the United States. The collateral for both Facility A and B is substantially all U.S. assets of the Company and a pledge of 65% of the common stock of Perceptron B.V. owned by the Company. Facility A can be designated as a Floating Rate Loan with interest calculated daily at 1/2% below the bank's prime rate which was 6.5% as of September 13, 2001 or as a Eurodollar Rate Loan when the Company achieves a ratio of funded debt to earnings before interest, taxes, depreciation, and amortization of less than 5:1. Interest on Facility B is calculated daily at the bank's prime rate plus 0.25%. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of Facility A. The Credit Agreement prohibits the Company from paying dividends. In addition, the Revolver contains various financial covenants that, among other things, restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, depreciation and amortization, and taxes.

The Company expects to spend approximately $1.0 million during fiscal year 2002 for capital equipment, although there is no binding commitment to do so. The Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2002 cash flow requirements. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

For a discussion of certain contingencies relating to the Company's financial position and results of operations, see Note 12 to the Consolidated Financial Statements, "Contingencies".


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

                              FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At June 30, 2001, the Company's percentage of sales commitments in non-U.S. currencies was 42% or $8.5 million.

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

                               INTEREST RATE RISK

The Company is subject to interest rate risk in connection with borrowings under its variable rate revolving line of credit and from fixed rate debt assumed in conjunction with the purchase of ultrasound intellectual property in October 1998. The Company's exposure to interest rate risk arises primarily from changes in the prime rate and changes in Eurodollar rates in the London interbank market. The Company would not expect its operating results or cash flows to be affected to any significant degree by a hypothetical 10 percent change in market interest rates. See Note 9 of Notes to Consolidated Statements for a description of the Company's outstanding debt.


NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which supersedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations for transactions initiated after June 30, 2001. SFAS 141 also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. This statement will not have an impact on the Company's consolidated financial statements.

In July 2001, the FASB also issued SFAS No. 142, Goodwill and Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for fiscal years beginning after December 15, 2001, but earlier adoption is permitted. The Company is currently reviewing the Statement and has not yet made a determination of the impact that adoption will have on its consolidated financial statements.

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2002 and future revenue, order booking levels and earnings levels and the impact of the Company's cost reduction initiatives. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the impact of lumber prices on capital spending in the Forest Products industry, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive and Forest Products industries, both of which have from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in these industries, variations in the amount of cost savings anticipated from the cost reduction initiatives and the impact of cost reduction initiatives on the Company's revenues, order bookings and earnings. The Company's expectations regarding future bookings are based upon oral discussions with customers and are subject to change based upon a wide variety of factors, including economic conditions and system implementation delays. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders are dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process.


ITEM 7A: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                  Page
                                                                                                  ----
Report of Independent Accountants.....................................................             19

Consolidated Financial Statements:

    Balance Sheets - June 30, 2001, 2000 and 1999.....................................             20

    Statements of Income for the twelve months ended June 30, 2001 and 2000, the six
    months ended June 30, 1999 and the year ended December 31, 1998...................             21

    Statements of Cash Flows for the twelve months ended June 30, 2001 and 2000,
    the six months ended June 30, 1999 and the year ended December 31, 1998...........             22

    Statements of Shareholders' Equity for the twelve months ended June 30, 2001 and
    2000, the six months ended June 30, 1999 and the year ended December 31, 1998.....             23

    Notes to Consolidated Financial Statements........................................             24

                       [PRICEWATERHOUSECOOPERS LETTERHEAD]

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Perceptron, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Perceptron, Inc. and its subsidiaries ("the Company") at June 30, 2001, June 30, 2000 and June 30, 1999, and the results of their operations and their cash flows for the years ended June 30, 2001 and June 30, 2000, for the six months ended June 30, 1999 and for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to in item 14(A)(2) for the years ended June 30, 2001 and June 30, 2000, for the six months ended June 30, 1999 and for the year ended December 31, 1998 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, during the year ended June 30, 2001, the Company changed its method of recognizing revenue.



PricewaterhouseCoopers LLP

Detroit, Michigan
August 15, 2001 except as to Note 9 for which the date is September 24, 2001.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    AT, JUNE 30,
(In Thousands, except per share amount)                                                2001             2000               1999
                                                                                 --------------    --------------   --------------
ASSETS

     CURRENT ASSETS
        Cash and cash equivalents                                                 $      6,680      $      5,947     $      4,205
        Receivables:
            Billed receivables, net of allowance for doubtful accounts                  20,981            26,507           21,128
               of $734, $268 and $218, respectively
            Unbilled and other receivables                                               4,435             6,126            4,611
        Inventories, net of reserves of $2,038, $1,200 and $600, respectively           16,011            12,582           12,323
        Deferred taxes and other current assets                                          1,246             1,564            1,307
                                                                                 --------------    --------------   --------------
            Total current assets                                                        49,353            52,726           43,574
                                                                                 --------------    --------------   --------------

     PROPERTY AND EQUIPMENT
        Building and land                                                                6,032             6,004            5,990
        Machinery and equipment                                                         10,045             9,598            9,774
        Furniture and fixtures                                                           1,253             1,195            1,469
                                                                                 --------------    --------------   --------------
                                                                                        17,330            16,797           17,233
        Less  -  Accumulated depreciation and amortization                              (7,549)           (6,125)          (6,121)
                                                                                 --------------    --------------   --------------
            Net property and equipment                                                   9,781            10,672           11,112
                                                                                 --------------    --------------   --------------

     OTHER ASSETS
        Intangible assets, net of accumulated amortization                               1,482             1,313            1,692
            of $1,134, $660 and $279, respectively
        Deferred tax asset and other                                                     6,903             1,516            4,956
                                                                                 --------------    --------------   --------------
            Total other assets                                                           7,834             2,829            6,648
                                                                                 --------------    --------------   --------------

     TOTAL ASSETS                                                                 $     67,519      $     66,227     $     61,334
                                                                                 ==============    ==============   ==============

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
        Accounts payable                                                          $      5,401      $      4,549     $      3,550
        Accrued liabilities and expenses                                                 3,858             4,503            4,256
        Deferred revenue (Note 2)                                                        2,588               139              363
        Notes payable (Note 9)                                                          13,615                 -                -
        Income taxes payable                                                               273                87              633
        Accrued compensation                                                               449             2,785              203
                                                                                 --------------    --------------   --------------
            Total current liabilities                                                   26,184            12,063            9,005
                                                                                 --------------    --------------   --------------

     LONG-TERM LIABILITIES
        Notes payable (Note 9)                                                           1,040             4,595            4,265
                                                                                 --------------    --------------   --------------
            Total long-term liabilities                                                  1,040             4,595            4,265
                                                                                 --------------    --------------   --------------

            Total liabilities                                                           27,224            16,658           13,270
                                                                                 --------------    --------------   --------------

     SHAREHOLDERS' EQUITY
        Preferred stock - no par value, authorized 1,000 shares, issued none                 -                 -                -
        Common stock, $0.01 par value, authorized 19,000 shares, issued
            and outstanding 8,185,  8,170, and 8,169, respectively                          82                82               82
        Accumulated other comprehensive income (loss)                                   (5,505)           (3,723)          (3,340)
        Additional paid-in capital                                                      41,056            41,010           40,979
        Retained earnings                                                                4,662            12,200           10,343
                                                                                 --------------    --------------   --------------
            Total shareholders' equity                                                  40,295            49,569           48,064
                                                                                 --------------    --------------   --------------

     TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                            $     67,519      $     66,227     $     61,334
                                                                                 ==============    ==============   ==============

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                   TWELVE MONTHS ENDED            SIX MONTHS         TWELVE MONTHS
                                                                        JUNE 30,                     ENDED               ENDED
(In Thousands,  Except Per Share Amounts)                       2001                 2000        JUNE 30, 1999     DECEMBER 31, 1998
                                                           ---------------    ---------------   ---------------    -----------------
NET SALES                                                   $      50,714       $    69,821      $      21,256       $      49,635

COST OF SALES                                                      26,121            31,232             10,768              22,442

                                                           ---------------   ---------------    ---------------     ---------------
GROSS PROFIT                                                       24,593            38,589             10,488              27,193

OPERATING EXPENSES
        Selling, general and administrative                        19,319            21,815             10,693              20,113
        Engineering, research and development                      13,821            13,115              6,455              11,384
        Restructuring Charge (Note 3)                                 900                 -                  -                   -
        Non-cash intangible asset write-off (Note 8)                    -                 -                  -               1,472
                                                           ---------------   ---------------    ---------------     ---------------
        Total operating expenses                                   34,040            34,930             17,148              32,969
                                                           ---------------   ---------------    ---------------     ---------------

OPERATING INCOME (LOSS)                                            (9,447)            3,659             (6,660)             (5,776)
                                                           ---------------   ---------------    ---------------     ---------------

OTHER INCOME AND (DEDUCTIONS)
        Interest expense                                             (769)             (424)               (93)               (193)
        Interest income                                               232               191                 93                 842
        Foreign currency gain (loss)                                 (250)              (30)               (18)                (23)
        Other (Note 5)                                                223              (102)              (671)                  7
                                                           ---------------   ---------------    ---------------     ---------------
        Total other income (deductions)                              (564)             (365)              (689)                633
                                                           ---------------   ---------------    ---------------     ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                 (10,011)            3,294             (7,349)             (5,143)

INCOME TAX EXPENSE (BENEFIT)                                       (3,806)            1,437             (2,489)             (1,804)
                                                           ---------------   ---------------    ---------------     ---------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                   (6,205)            1,857             (4,860)             (3,339)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF $764 OF TAXES (NOTE 2)                         (1,333)                -                  -                   -
                                                           ---------------   ---------------    ---------------     ---------------

NET INCOME (LOSS)                                           $      (7,538)    $       1,857      $      (4,860)      $      (3,339)
                                                           ===============   ===============    ===============     ===============

EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
        BASIC                                               $       (0.76)    $        0.23      $       (0.59)      $       (0.41)
        DILUTED                                             $       (0.76)    $        0.23      $       (0.59)      $       (0.41)

EARNINGS (LOSS) PER SHARE OF CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
        BASIC                                               $       (0.16)    $           -      $           -       $           -
        DILUTED                                             $       (0.16)    $           -      $           -       $           -

EARNINGS (LOSS) PER SHARE
        BASIC                                               $       (0.92)    $        0.23      $       (0.59)      $       (0.41)
        DILUTED                                             $       (0.92)    $        0.23      $       (0.59)      $       (0.41)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        BASIC                                                       8,178             8,170              8,185               8,239
        DILUTED                                                     8,178             8,199              8,185               8,239


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                           TWELVE MONTHS ENDED       SIX MONTHS     TWELVE MONTHS
                                                                                 JUNE 30,               ENDED           ENDED
(In Thousands)                                                              2001          2000      JUNE 30, 1999  DECEMBER 31, 1998
                                                                        ------------  ------------  -------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                     $   (7,538)   $    1,857    $   (4,860)    $   (3,339)
   Adjustments to reconcile net income (loss) to net cash provided from
     (used for) operating activities:
         Depreciation and amortization                                        2,076         2,293         1,268          2,488
         Deferred income taxes                                               (4,931)        2,325        (1,950)        (3,190)
         Non-cash write-off of intangible asset (Note 8)                          -             -             -          1,472
         Other                                                                   29            31            18              -
         Changes in assets and liabilities, exclusive of changes shown
            separately                                                        2,934        (3,369)        2,141         (4,393)
                                                                        ------------  ------------  ------------   ------------
               Net cash provided from (used for) operating activities        (7,430)        3,137        (3,383)        (6,962)
                                                                        ------------  ------------  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of short-term debt                                               27,060        17,585         8,847          2,000
   Repayment of short-term debt                                             (17,000)      (17,255)       (5,622)        (2,000)
   Repurchase of company stock                                                    -             -          (257)        (1,642)
   Proceeds from stock plans                                                     46            31             -          1,212
                                                                        ------------  ------------  ------------   ------------
               Net cash provided from (used for) financing activities        10,106           361         2,968           (430)
                                                                        ------------  ------------  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                      (1,652)       (1,456)         (995)        (2,400)
   Sales and maturities of marketable securities                                  -             -             -          2,000
   Sale (purchase) of assets (Note 8)                                           270             -             -         (1,114)
                                                                        ------------  ------------  ------------   ------------
               Net cash (used for) investing activities                      (1,382)       (1,456)         (995)        (1,514)
                                                                        ------------  ------------  ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                   (561)         (300)         (138)           211
                                                                        ------------  ------------  ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            733         1,742        (1,548)        (8,695)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                5,947         4,205         5,753         14,448
                                                                        ------------  ------------  ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    6,680    $    5,947    $    4,205     $    5,753
                                                                        ============  ============  ============   ============

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
   Billed, unbilled and other receivables, net                           $    5,996    $   (7,028)   $    4,310     $     (667)
   Inventories                                                               (3,428)         (259)         (959)        (3,262)
   Accounts payable                                                             852           999          (220)           687
   Other current assets and liabilities                                        (486)        2,919          (990)        (1,151)
                                                                        ------------  ------------  ------------   ------------
                                                                         $    2,934    $   (3,369)   $    2,141     $   (4,393)
                                                                        ============  ============  ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for interest                                $      714    $      371    $       93     $        6
   Cash paid during the year for income taxes                                   230         1,031           322          1,288

   Non-cash transactions:
      Intangible assets acquired by assumption of note payable (Note 8)           -             -             -          1,040



The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                             ACCUMULATED
                                                                                OTHER        ADDITIONAL    RETAINED       TOTAL
                                                          COMMON STOCK      COMPREHENSIVE     PAID-IN      EARNINGS   SHAREHOLDERS'
(In Thousands)                                         SHARES     AMOUNT       INCOME         CAPITAL      (DEFICIT)     EQUITY
                                                    -------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1998                              8,207       $ 82       $(2,411)       $ 41,666      $ 18,542      $ 57,879

Comprehensive income (loss)
   Net loss                                                                                                  (3,339)       (3,339)
   Other comprehensive income
     Foreign currency translation adjustments                                     742                                         742
                                                                                                                    --------------
   Total comprehensive income (loss)                                                                                       (2,597)
                                                                                                                    --------------

Stock options exercised, net of shares tendered          135          1                           988                         989
Tax benefit relating to stock option plans                                                        223                         223
Stock repurchased                                       (123)        (1)                       (1,641)                     (1,642)

                                                    ------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1998                            8,219       $ 82       $(1,669)       $ 41,236      $ 15,203      $ 54,852
                                                    ==============================================================================

Comprehensive income (loss)
   Net loss                                                                                                  (4,860)       (4,860)
   Other comprehensive income
     Foreign currency translation adjustments                                  (1,671)                                     (1,671)
                                                                                                                    --------------
   Total comprehensive income (loss)                                                                                       (6,531)
                                                                                                                    --------------

Stock repurchased                                        (50)         -                          (257)                       (257)

                                                    ------------------------------------------------------------------------------
BALANCES, JUNE 30, 1999                                8,169       $ 82       $(3,340)       $ 40,979      $ 10,343      $ 48,064
                                                    ==============================================================================

Comprehensive income
   Net income                                                                                                 1,857         1,857
   Other comprehensive income
     Foreign currency translation adjustments                                    (383)                                       (383)
                                                                                                                    --------------
   Total comprehensive income                                                                                               1,474
                                                                                                                    --------------

Stock plans                                                1          -                            31                          31

                                                    ------------------------------------------------------------------------------
BALANCES, JUNE 30, 2000                                8,170       $ 82       $(3,723)       $ 41,010      $ 12,200      $ 49,569
                                                    ==============================================================================

Comprehensive income (loss)
   Net loss                                                                                                  (7,538)       (7,538)
   Other comprehensive income
     Foreign currency translation adjustments                                  (1,782)                                     (1,782)
                                                                                                                    --------------
   Total comprehensive income (loss)                                                                                       (9,320)
                                                                                                                    --------------

Stock plans                                               15          -                            46                          46

                                                    ------------------------------------------------------------------------------
BALANCES, JUNE 30, 2001                                8,185       $ 82       $(5,505)       $ 41,056      $  4,662      $ 40,295
                                                    ==============================================================================


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

WARRANTY

Automotive industry systems carry a three year warranty for parts and a one year warranty for labor and travel related to warranty. Forest Products industry systems carry a three-year warranty for parts for systems that do not incorporate lasar scanners. Lasar scanning systems carry a one-year warranty for parts. Labor and travel are not covered by warranty in the

Forest Products industry. The Company provides a reserve for warranty based on its experience. If a special circumstance arises requiring a higher level of warranty, the Company would make a special warranty provision commensurate with the facts.

INVENTORIES

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out ("FIFO") method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is released. Inventory, net of reserves, is comprised of the following (in thousands):

                                                              AT JUNE 30,
                                              -------------------------------------------
                                                 2001           2000            1999
                                              ------------   ------------    ------------
              Component parts                     $ 8,507        $ 7,214         $ 6,553
              Work in process                       1,627          1,204           1,683
              Finished goods                        5,877          4,164           4,087
                                              ------------   ------------    ------------
                      Total                       $16,011        $12,582         $12,323
                                              ============   ============    ============




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

                                         TWELVE MONTHS ENDED       SIX MONTHS ENDED      TWELVE MONTHS ENDED
                                               JUNE 30,                JUNE 30,                DECEMBER 31,
                                          2001          2000             1999                    1998
                                      ------------  ------------  -------------------   -----------------------
Income (loss) before cumulative
    effect of change in accounting
    principle                            $ (6,205)      $ 1,857          $ (4,860)              $ (3,339)

Cumulative effect of change in
    accounting principle                   (1,333)            -                 -                      -

                                      ------------  ------------      ------------          -------------
Net income (loss)                        $ (7,538)      $ 1,857          $ (4,860)              $ (3,339)
                                      ============  ============      ============          =============

Weighted average common shares:
    Basic shares                            8,178         8,170             8,185                  8,239

    Effect of dilutive securities:
        Stock options and warrants              -            29                 -                      -

                                      ------------  ------------      ------------          -------------
    Diluted Shares                          8,178         8,199             8,185                  8,239
                                      ============  ============      ============          =============

Basic earnings (loss) per share:
    Before cumulative effect of
      change in accounting principle     $  (0.76)      $  0.23          $  (0.59)              $  (0.41)

    Cumulative effect of change in
      accounting principle                  (0.16)            -                 -                      -

    After cumulative effect of change ------------  ------------      ------------          -------------
      in accounting principle            $  (0.92)      $  0.23          $  (0.59)              $  (0.41)
                                      ============  ============      ============          =============

Diluted earnings (loss) per share:
    Before cumulative effect of
      change in accounting principle     $  (0.76)      $  0.23          $  (0.59)              $  (0.41)

    Cumulative effect of change in
      accounting principle                  (0.16)            -                 -                      -

    After cumulative effect of change ------------  ------------      ------------          -------------
      in accounting principle            $  (0.92)      $  0.23          $  (0.59)              $  (0.41)
                                      ============  ============      ============          =============

Options to purchase 1,426,000, 1,161,000, 1,188,000 and 914,000 shares of common stock were outstanding in the twelve months ended June 30, 2001 and 2000, six months ended June 30, 1999 and the year ended December 31, 1998, respectively, and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

REVENUE RECOGNITION

Revenue related to products is recognized upon shipment when title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. For multiple element arrangements, the Company defers the greater of the fair value of any undelivered elements of the contract, such as installation services, or the portion of the sales price of the contract which is not payable until the undelivered elements are completed. See also Note 2, "Change in Accounting Principle".

RESEARCH AND DEVELOPMENT

Research and development costs, including software development costs, are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS AND CERTAIN IDENTIFIABLE INTANGIBLES

The Company evaluates the carrying value of long-lived and intangible assets and long-lived assets to be disposed of for potential impairment on an ongoing basis. The Company considers projected future undiscounted cash flows or fair values, as appropriate, compared with carrying amounts, trends and other circumstances in making such estimates and evaluations. If an impairment is indicated, the carrying amount of the asset or intangible is adjusted based on its fair value.

FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, which include cash, marketable securities, accounts receivable, accounts payable, and amounts due to banks or other lenders, approximate their fair values at June 30, 2001, 2000 and 1999. Fair values have been determined through information obtained from market sources and management estimates.

2. CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, the Company recognized revenue from the sales of products upon shipment, and accrued for any costs of installation not completed. The Company accounted for contractual acceptance terms based upon probable achievement of meeting the acceptance criteria. Under the new accounting method adopted retroactive to July 1, 2000, the Company recognizes the portion of revenue from the sales of products upon shipment when both title and risk of loss pass to the customer and defers the greater of the fair value or the contractual holdback of any undelivered elements, such as installation services, until the undelivered elements are completed. During the fourth quarter of fiscal 2001, the Company implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of July 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $1.3 million (net of income taxes of $764,000) or $.16 per diluted share which has been included in income for the fiscal year ending June 30, 2001. For the fiscal year ending June 30, 2001, the Company recognized $2.1 million in revenue that is included in the cumulative effect adjustment as of July 1, 2000. Implementing SAB 101 also had the effect of deferring sales of $1.9 million that historically would have been recorded in fiscal 2001. The overall impact of SAB 101 on income before the cumulative effect of the accounting change for fiscal 2001 was a decrease of $192,000. The results for the first three-quarters of the fiscal year ending June 30, 2001 have been restated in accordance with SAB 101 (see Note 17, Selected Quarterly Financial Data). Actual and pro forma amounts for fiscal year 2000 are shown below for comparative purposes. Pro forma amounts for the periods prior to July 1, 1999 have not been presented as the effect of the change in accounting principle could not be reasonably determined.


                                                                    Twelve Months Ended
                                                                       June 30, 2000
(in thousands, except per share amounts)                      Reported               Pro forma
                                                         --------------------   --------------------
Net Sales                                                     $69,821                 $68,952
Gross Profit                                                   38,589                  37,798
Income before income taxes                                      3,294                   2,503
Income tax expense                                              1,437                   1,092
Net income                                                      1,857                   1,411
Earnings per share
        Basic                                                 $  0.23                 $  0.17
        Diluted                                               $  0.23                 $  0.17

3. RESTRUCTURING CHARGE

The Company recorded a $2.2 million restructuring charge during fiscal 2001. Approximately $1.3 million of the charge was recorded to engineering, research and development and related to reserving for write-offs of inventory and capital assets that were purchased to support product development projects that were either stopped or put on hold and for which it was determined that alternative uses were no longer available. The balance totaling $900,000 was recorded as a restructuring charge, of which, approximately 60% represented accrued separation costs and 40% related primarily to closing leased facilities.

4. TRANSITION PERIOD COMPARATIVE FINANCIAL INFORMATION

The following table presents certain unaudited financial information that has been restated from a calendar year basis to a fiscal year basis as a result of the Company's change to a fiscal year ending June 30 (in thousands, except per share amounts):

                                                         Six Months Ended June 30,            Twelve Months Ended June 30,
                                                         1999                1998               2000                 1999
                                                    ----------------   -----------------   ----------------    -----------------
                                                                          (unaudited)                            (unaudited)
Net Sales                                              $ 21,256            $ 18,310           $ 69,821             $ 52,581
Gross Profit                                             10,488               9,458             38,589               28,223

Income (loss) before income taxes                        (7,349)             (4,768)             3,294               (7,724)
Income tax expense (benefit)                             (2,489)             (1,597)             1,437               (2,696)
Net income (loss)                                        (4,860)             (3,171)             1,857               (5,028)
Earnings (loss) per share
              Basic                                       (0.59)              (0.38)              0.23                (0.61)
              Diluted                                     (0.59)              (0.38)              0.23                (0.61)
Weighted average common shares outstanding
              Basic                                       8,185               8,250              8,170                8,218
              Diluted                                     8,185               8,250              8,199                8,218


5. LITIGATION EXPENSES

During the six months ended June 30, 1999, the Company expensed $671,000 of legal expenses related to a civil action for which the Company was awarded a favorable judgement (see Note 12). The Company is in the process of trying to collect on this judgement.

6. MARKETABLE SECURITIES

The Company had no marketable securities at June 30, 2001, June 30, 2000 and June 30, 1999. In 1998, proceeds from sales of available for sale securities were $2,000,000; no gross gains or losses were realized on those sales.

7. LEASES

The following is a summary, as of June 30, 2001, of the future minimum annual lease payments required under the Company's operating leases having initial or remaining non-cancelable terms in excess of one year (in thousands):





FISCAL YEAR                                  OPERATING
--------------                             --------------
2002                                             $ 1,240
2003                                                 601
2004                                                 400
2005                                                 311
2006                                                 126
2007 and beyond                                        -
                                           --------------
Total minimum lease payments                     $ 2,678
                                           ==============





Rental expense for operating leases in the twelve months ended June 30, 2001 and 2000, six months ended June 30, 1999 and calendar year 1998 was $1,380,000, $1,428,000, $725,000 and $1,318,000, respectively.

8. INTANGIBLE ASSETS

In October 1998, the Company purchased the assets, including ultrasound intellectual property, of Sonic Industries, Inc. and Sonic Technologies, Inc. ("Sonic") and assumed certain liabilities and long-term debt (see Note 9). Intangible assets, including goodwill, totaled $1,848,000 and are being amortized over five years.

During 1998, the Company developed a new suite of non-contact three-dimensional measurement technologies, which superseded certain existing technologies recorded as intangible assets. As a result, the carrying value of these intangible assets was evaluated for impairment. This evaluation resulted in a write-off of intangible assets with a net book value of $1,472,000 in 1998.


9. SHORT-TERM AND LONG-TERM NOTES PAYABLE

At June 30, 2001, the Company's principal bank had agreed to provide short-term credit facilities of 1.0 million Deutsche marks and $1.0 million Canadian dollars. These facilities were available to finance working capital needs and equipment purchases or capital leases. Interest on any borrowings was based at the bank's prime rate (6.5% as of September 13, 2001). These credit facilities expired on July 31, 2001. The Company had no borrowings outstanding under these credit facilities at June 30, 2001. In September 2001, the Company entered into a collateral-based $1.5 million line of credit that expires August 31, 2002. The line of credit can be used to finance working capital needs and for general corporate purposes. Any borrowings will bear interest at 1/4% above the bank's prime rate (6.5% as of September 13, 2001). The aggregate principal amount outstanding at any one time cannot exceed the lesser of $1.5 million or the borrowing base, which is 50% of finished goods inventory located in the United States.

At June 30, 2001, the Company had a $15.0 million Revolving Credit Agreement (Credit Agreement) that expires on July 31, 2002. The Credit Agreement was replaced in September 2001 (see paragraph below). The Credit Agreement prohibited the Company from paying dividends. In addition, the Credit Agreement contained various financial covenants that, among other things, restricted dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and required the Company to maintain certain levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company's EBITDA for the twelve months ended June 30, 2001 was below the level required by the financial covenant. The Company's bank waived the covenant default through June 30, 2001. The Company had $13.6 million outstanding under the Credit Agreement at June 30, 2001.

In September 2001, the Company replaced its existing $15.0 million Credit Agreement with a new $17.0 million collateral-based Revolving Line of Credit Agreement (Revolver) that expires on August 31, 2003. Proceeds under the Revolver may be used for working capital and general corporate purposes and can be designated as a Floating Rate Loan or as a Eurodollar Rate loan when the Company achieves a ratio of funded debt to earnings before interest, taxes, depreciation, and amortization of less than 5:1. Interest on Floating Rate borrowings is calculated daily at 1/2% below the bank's prime rate (6.5% as of September 13, 2001) and is payable on the last day of each month. Interest on Eurodollar Rate borrowings is calculated at a Eurodollar Rate for the period chosen (approximately 5.0% as of September 13, 2001) and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of the Revolver. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $17.0 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, 35% of raw material located in the United States, and $4.8 million representing 80% of the appraised value of the Company's real property located in Plymouth, Michigan. The collateral for the Revolver is substantially all U.S. assets of the Company and a pledge of 65% of the common stock of Perceptron BV owned by the Company. The Revolver prohibits the Company from paying dividends. In addition, the Revolver contains various financial covenants that, among other things, restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth
Ratio and require the Company to maintain certain levels of earnings before interest, depreciation and amortization, and taxes.

In conjunction with the Company's October 1, 1998 purchase of Sonic assets, discussed in Note 8, the Company assumed a long-term note payable totaling $1,040,000. The note is payable in full on November 1, 2003 and requires quarterly payments of interest at 7.5% per annum on the outstanding principal balance. The note may be prepaid without penalty in whole or in part at anytime.


10. COMMITMENTS AND OTHER

As part of the purchase of the Sonic intellectual property (see Note 8), the Company agreed to pay contingent royalty payments on sales using the Sonic technology over a five-year period beginning October 1, 1998. The purchase agreement was amended in October 2000 to extend the contingent royalty period by one year to October 1, 2004. The maximum total amount of royalties is capped at $6 million on sales of $90 million. The Company has prepaid approximately $1.9 million of the contingent royalty payments generally through the assumption of liabilities in connection with the acquisition of the Sonic assets. These prepaid royalties generally offset the first contingent royalties due.

The Company has received a National Institute for Science and Technology - Advanced Technology Program award to participate in a joint venture to develop a robot guidance system for powertrain assembly automation. The Company's in-kind development contribution is approximately $500,000 over a four-year period that began in 1998. The joint venture is administered by the National Center for Manufacturing Sciences and includes a major automotive manufacturer.

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

11. INFORMATION ABOUT MAJOR CUSTOMERS

The Company sells its products directly to both domestic and international automotive assembly companies. During the twelve months ended June 30, 2001, 22% of net sales were derived from three automotive companies. During the twelve months ended June 30, 2000, six months ended June 30, 1999, and calendar year 1998, 35%, 25% and 22% of net sales, respectively, were derived from these same three automotive companies. The Company also sells to system integrators or OEMs, who in turn sell to these same automotive companies. For the twelve months ended June 30, 2001 and 2000, six months ended June 30, 1999 and for the year ended December 31, 1998, approximately 8%, 11%, 8% and 13% of net sales, respectively, were to system integrators and OEMs for the benefit of the same three automotive companies. During the twelve months ended June 30, 2001, sales to General Motors were 11.8% of the Company's total net sales.

12. CONTINGENCIES

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

On September 25, 1998, the U.S. District Court for the Eastern District of Michigan dismissed, with prejudice, a suit filed against the Company by Speroni, S.p.A. ("Speroni") which alleged tortious interference in conjunction with exclusive distributorship contracts covering the sale of the P-1000 products in Italy and France. Speroni's appeal of the dismissal was denied by the Federal Court of Appeals. The suit alleged tortious interference in conjunction with exclusive distributorship contracts covering the sale of P-1000 products in Italy and France between Perceptron B.V., a wholly-owned subsidiary of the Company, and Speroni. Perceptron B.V. terminated the exclusive distributorship contracts in 1997 for breach of contract by Speroni and has sought arbitration of this matter with the International Chamber of Commerce International Court of Arbitration ("ICC"), to confirm the terminations and to award damages. Speroni has filed counterclaims with the ICC alleging breach of the exclusive distributorship contracts and seeking damages of $6.5 million. On February 12, 2001, the arbitrator determined that 1) Speroni breached its duty to properly inform Perceptron B.V., but did not act in bad faith, and so Perceptron B.V. did not satisfy the conditions required under French law and Italian law to rightfully terminate the distributorship agreements without prior notice; and 2) Perceptron B.V. did not breach its agreements with Speroni by providing certain information to a customer of both Perceptron B.V. and Speroni and by submitting a bid to a customer of both Perceptron B.V. and Speroni outside of Speroni's territories, but did not act in good faith in not informing Speroni of these activities. Damages, if any, on the claims on which the arbitrator found in favor of Speroni shall be decided in the second phase of the arbitration proceedings. The Company intends to vigorously defend against any damage claim made against it by Speroni.

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

13. 401(K) PLAN

The Company has a 401(k) tax deferred savings plan that covers all eligible employees. The Company may make discretionary contributions to the plan. The Company's contributions during the twelve months ended June 30, 2001 and 2000, six months ended June 30, 1999, and the calendar year 1998, were $334,093, $456,000, $218,000 and $439,000, respectively.

14. STOCK OPTION PLANS

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


                                        TWELVE MONTHS ENDED     TWELVE MONTHS ENDED     SIX MONTHS ENDED        TWELVE MONTHS ENDED
                                           JUNE 30, 2001             JUNE 30, 2000        JUNE 30, 1999          DECEMBER 31, 1998
                                     ----------------------  ----------------------- ------------------------- ---------------------
                                                  WEIGHTED               WEIGHTED                   WEIGHTED              WEIGHTED
                                                   AVERAGE                AVERAGE                    AVERAGE              AVERAGE
                                                  EXERCISE               EXERCISE                   EXERCISE              EXERCISE
                                       SHARES       PRICE      SHARES      PRICE        SHARES        PRICE     SHARES     PRICE
                                     -----------  ---------  ---------- ------------ ------------  ----------- ---------- ----------
Shares subject to option
Outstanding at beginning of period    1,345,258   $ 14.77    1,286,391      $ 17.56    1,239,186    $ 19.14    1,088,765     $21.39
New grants (based on fair value of
      common stock at dates of grant)   835,916      1.80      375,625         3.92      148,200       4.91      397,399       8.72
Exercised                                     -         -            -            -            -          -     (134,931)      7.28
Terminated and expired                 (254,525)    12.07     (316,758)       13.22     (100,995)     18.28     (112,047)     22.89
Outstanding at end of period          1,926,649      9.48    1,345,258        14.77    1,286,391      17.56    1,239,186      19.14
Exercisable at end of period            799,726     17.98      669,410        20.88      525,054      22.46    4,668,824      23.00






The following table summarizes information about stock options at June 30, 2001:

                                           OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                          -----------------------------------------------------     ------------------------------
                                          WEIGHTED AVERAGE
      RANGE OF                                REMAINING       WEIGHTED AVERAGE                   WEIGHTED AVERAGE
   EXERCISE PRICES            SHARES      CONTRACTUAL LIFE     EXERCISE PRICE        SHARES       EXERCISE PRICE
--------------------      ------------   ------------------  ------------------     ---------    ----------------
$   1.42                        6,500          9.91 years        $    1.42                  0        $    0.00
$   1.52 to  $  1.53          606,816          9.51 years             1.53                  0             0.00
$   1.72 to  $  4.65          487,216          8.45 years             3.63            122,896             4.06
$   5.05 to  $ 33.96          826,117          5.72 years            18.83            676,830            20.51
--------------------        ---------          ----------        ---------           --------        ---------
$   1.42 to  $ 33.96        1,926,649          7.62 years        $    9.48            799,726        $   17.98
--------------------        ---------          ----------        ---------           --------        ---------



Option prices for options granted under these Plans must not be less than fair market value of the Company's stock on the date of grant. At June 30, 2001, options covering 799,726 shares were exercisable and options covering 690,200 shares were available for future grants under these plans.

Options outstanding under the 1992 and 1998 Stock Option Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. Options outstanding under the Director Stock Option Plan are either an initial option or an annual option. Initial options of 15,000 shares are granted as of the date the non-employee director is first elected to the Board of Directors and become exercisable in full on the first anniversary of the date of grant. Annual options are granted as of the date of the respective annual meeting to each non-employee director serving at least six months prior to the annual meeting and become exercisable in three annual increments of 33 1/3% after the date of grant and expire ten years from the date of grant. In 1999, the Directors Stock Option Plan was amended to increase the amount of the annual options from 1,500 to 3,000 shares of Common Stock for grants beginning in the year 2000, to eliminate the annual option grant for 1,500 shares in 1999 and to provide for a one time grant to each Director at the time of the 1999 Annual Meeting of an additional option to purchase 10,000 shares of Common Stock.

The estimated fair value as of the date options were granted during the twelve months ended June 30, 2001 and 2000, six months ended June 30, 1999 and calendar year 1998, using the Black-Scholes option-pricing model was as follows:

                                                        TWELVE MONTHS ENDED             SIX MONTHS ENDED      TWELVE MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,              DECEMBER 31,
                                                         2001             2000                 1999                   1998
                                                     -------------    -------------       --------------        -----------------
        Weighted average estimated fair
             value per share of options
             granted during the year                     $   1.28        $    3.44          $   3.96               $  5.57

        Assumptions:
             Amortized dividend yield                           -                -                 -                     -
             Common stock price volatility                 121.36%           96.85%            94.17%                73.69%
             Risk-free rate of return                        4.63%            6.75%             6.00%                 0.43%
             Expected option term (in years)                    5                5                 5                     5





The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective with the 1996 financial statements, but elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options has been recognized under the provisions of APB 25. If compensation cost had been determined based on the estimated fair value of options granted during the twelve months ended June 30, 2001 and 2000, six months ended June 30, 1999 and year 1998, consistent with the methodology in SFAS 123, the Company's net income and income per share would have been adjusted to the pro forma amounts indicated below (in thousands except per share amounts):





                                                    TWELVE MONTHS ENDED             SIX MONTHS ENDED      TWELVE MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,              DECEMBER 31,
                                                    2001            2000                  1999                   1998
                                               --------------  ---------------      ----------------      -------------------
Net income (loss)
    As reported                                $  (7,538)          $   1,857           $  (4,860)          $  (3,339)
    Pro forma                                  $  (8,447)          $    (111)          $  (6,062)          $  (5,377)

Earnings (loss) per share - diluted
    As reported                                $   (0.92)          $    0.23           $   (0.59)          $   (0.41)
    Pro forma                                  $   (1.03)          $   (0.01)          $   (0.74)          $   (0.65)





15. INCOME TAXES

Income before income taxes for U.S. and foreign operations was as follows (in thousands):





                                       TWELVE MONTHS ENDED         SIX MONTHS ENDED   TWELVE MONTHS ENDED
                                             JUNE 30,                  JUNE 30,            DECEMBER 31,
                                      2001             2000             1999                  1998
                                  --------------  ---------------   --------------     -----------------
              U.S.                    $ (10,875)         $    58         $ (8,289)             $ (7,881)
              Foreign                       864            3,236              940                 2,738
                                  --------------  ---------------   --------------     -----------------
              Total                   $ (10,011)         $ 3,294         $ (7,349)             $ (5,143)
                                  ==============  ===============   ==============     =================

The income tax provision (benefit) reflected in the statement of income consists of the following (in thousands):




                                         TWELVE MONTHS ENDED           SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                              JUNE 30,                     JUNE 30,            DECEMBER 31,
                                         2001            2000                1999                  1998
                                    --------------  --------------     ----------------    -------------------
Current provision (benefit):
        U.S. federal                     $ (3,612)        $    70            $      -                $      -
        Foreign                              (194)          1,367                 389                   1,366
Deferred taxes                                  -               -              (2,878)                 (3,170)
                                    --------------  --------------     ---------------       -----------------
Total provision (benefit)                $ (3,806)        $ 1,437            $ (2,489)               $ (1,804)
                                    ==============  ==============     ===============       =================





The Company's deferred tax assets are substantially represented by the tax benefit of net operating losses and the tax benefit of future deductions represented by reserves for bad debts, warranty expenses and inventory obsolescence. The components of deferred tax assets were as follows (in thousands):

                                         AT JUNE 30,                 AT JUNE 30,         AT DECEMBER 31,
                                     2001            2000               1999                  1998
                                ---------------  --------------    ----------------     -----------------
Benefit of net operating losses     $ 6,831         $ 3,229            $ 4,892              $  2,202
Other, principally reserves             825            (734)                65                   175
                                ---------------  --------------    ----------------     -----------------
     Deferred tax asset             $ 7,656         $ 2,495            $ 4,957              $  2,377
                                ===============  ==============    ================     =================

                                     TWELVE MONTHS ENDED           SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                           JUNE 30,                    JUNE 30,            DECEMBER 31,
                                     2001            2000                1999                  1998
                                ---------------  --------------    ----------------    -------------------
Rate reconciliation:
Provision at U.S. statutory rate         (34.0)%         34.0%               (34.0)%               (34.0)%
Net effect of taxes on foreign
     activities                           (4.0)%          9.6%                 0.1 %                (1.0)%
                                ---------------  --------------    ----------------     -----------------
Effective tax rate                       (38.0)%         43.6%               (33.9)%               (35.0)%
                                ===============  ==============    ================     =================




No provision was made with respect to retained earnings as of June 30, 2001 that have been retained for use by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings. At June 30, 2001, the Company had net operating losses for Federal income tax purposes of $6,831,000 that expire in 2020, 2021 and 2022.

16. SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: Automotive and Industrial Businesses. The Automotive Business segment designs, manufactures, and markets information-based measurement and inspection focused solutions for process improvements within the automotive industry. The Industrial Businesses segment uses the same technology and primarily contains the Forest Products business unit. The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance based on operating income. Company-wide costs are allocated between the segments based on revenues and/or labor as deemed appropriate. The Company primarily accounts for geographic sales and transfers based on cost plus a transfer fee and/or royalty fees.

The Company's reportable segments are strategic business units that offer similar products and services to different industries. They have separate management teams because each business unit requires different marketing strategies. The business units were created as a result of a combination of existing businesses and acquisitions.


REPORTABLE SEGMENTS ($000'S)                            AUTOMOTIVE          INDUSTRIAL BUSINESSES        CONSOLIDATED
                                                    -------------------  ----------------------------  ------------------
TWELVE MONTHS ENDED JUNE 30, 2001
Net sales                                                $ 40,230                 $ 10,484                 $ 50,714
Depreciation and amortization                               1,419                      657                    2,076
Operating income (loss)                                    (1,944)                  (7,503)                  (9,447)
Assets                                                     58,633                    8,886                   67,519
Capital expenditures                                        1,081                      571                    1,652

TWELVE MONTHS ENDED JUNE 30, 2000
Net sales                                                $ 55,473                 $ 14,348                 $ 69,821
Depreciation and amortization                               1,676                      617                    2,293
Operating income (loss)                                     7,081                   (3,422)                   3,659
Assets                                                     57,190                    9,037                   66,227
Capital expenditures                                        1,228                      228                    1,456

SIX MONTHS ENDED JUNE 30, 1999
Net sales                                                $ 17,977                 $  3,279                 $ 21,256
Depreciation and amortization                                 977                      291                    1,268
Operating income (loss)                                    (3,357)                  (3,303)                  (6,660)
Assets                                                     53,370                    7,964                   61,334
Capital expenditures                                          754                      241                      995

TWELVE MONTHS ENDED DECEMBER 31, 1998
Net sales                                                $ 39,555                 $ 10,080                 $ 49,635
Depreciation and amortization                               2,191                      297                    2,488
Operating income (loss)                                    (4,425)                  (1,351)                  (5,776)
Assets                                                     58,654                    7,754                   66,408
Capital expenditures                                        2,080                      320                    2,400



The Company operates in two primary geographic areas: Domestic (United States) and International (primarily Europe, with limited operations in Canada, Asia and South America).


GEOGRAPHICAL REGIONS (000'S)                             DOMESTIC              INTERNATIONAL(1)           CONSOLIDATED
                                                    -------------------  ----------------------------  ------------------
TWELVE MONTHS ENDED JUNE 30, 2001
Net external sales                                        $ 30,864                 $ 19,850                 $ 50,714
Identifiable assets                                         43,602                   23,917                   67,519

TWELVE MONTHS ENDED JUNE 30, 2000
Net external sales                                        $ 53,396                 $ 16,425                 $ 69,821
Identifiable assets                                         47,424                   18,803                   66,227

SIX MONTHS ENDED JUNE 30, 1999
Net external sales                                        $ 12,416                  $ 8,840                 $ 21,256
Identifiable assets                                         42,366                   18,968                   61,334

TWELVE MONTHS ENDED DECEMBER 31, 1998
Net external sales                                        $ 34,731                 $ 14,904                 $ 49,635
Identifiable assets                                         49,080                   17,328                   66,408

--------------
    (1) The Company's German subsidiary had net external sales of $13.2 million, $13.3 million, $5.8 million and $11.0 million in the twelve months ended June 30, 2001 and 2000, six months ended June 30, 1999 and twelve months ended December 31, 1998, respectively. Total assets of the Company's German subsidiary were $14.9 million, $10.5 million, $11.5 million and $10.7 million as of June 30, 2001 and 2000, June 30, 1999, and December 31, 1998, respectively.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data for the fiscal years ended June 30, 2001 and 2000, are as follows (in thousands, except per share amounts):


                                                                             QUARTER ENDED
                                                      ------------------------------------------------------------

FISCAL YEAR 2001 (RESTATED)(a)                          9-30-00        12-31-00         3-31-01         6-30-01
                                                      ------------   -------------    ------------    ------------

Net sales                                                 $ 8,436        $ 16,911        $ 11,393        $ 13,974
Gross profit                                                3,932           7,833           4,752           8,076
Net income (loss) before cumulative
     effect of change in accounting principle              (2,459)            410          (3,393)           (763)
Cumulative effect of change in accounting
     principle                                             (1,333)              -               -              -
Net income (loss)                                          (3,792)            410          (3,393)(b)        (763)(b)
Earnings (loss) per share before cumulative
     effect of change in accounting principle
           Basic                                            (0.30)           0.05           (0.41)          (0.09)
           Diluted                                          (0.30)           0.05           (0.41)          (0.09)
Earnings (loss) per share
           Basic                                            (0.46)           0.05           (0.41)          (0.09)
           Diluted                                          (0.46)           0.05           (0.41)          (0.09)


FISCAL YEAR 2001 (AS PREVIOUSLY REPORTED)(a)             9-30-00        12-31-00         3-31-01
                                                      ------------   -------------    ------------
Net sales                                                 $ 8,011        $ 17,569        $ 11,466
Gross profit                                                3,517           8,603           4,889
Net income (loss)                                          (2,713)            882          (3,376)(b)
Basic earnings (loss) per share                             (0.33)           0.11           (0.41)
Diluted earnings (loss) per share                           (0.33)           0.11           (0.41)


FISCAL YEAR 2000 (AS REPORTED)(a)                       9-30-99        12-31-99         3-31-00         6-30-00
                                                      ------------   -------------    ------------    ------------
Net sales                                                $ 18,471        $ 18,533        $ 13,721        $ 19,096
Gross profit                                               10,382          10,270           7,503          10,434
Net income (loss)                                           1,128             959            (447)            217
Basic earnings (loss) per share                              0.14            0.12           (0.05)           0.03
Diluted earnings (loss) per share                            0.14            0.12           (0.05)           0.03


FISCAL YEAR 2000 (PROFORMA)(a)                          9-30-99        12-31-99         3-31-00         6-30-00
                                                      ------------   -------------    ------------    ------------
Net sales                                                $ 17,972        $ 18,701        $ 13,394        $ 18,885
Gross profit                                               10,053          10,477           7,176          10,092
Net income (loss)                                             942           1,076            (631)             25
Basic earnings (loss) per share                              0.12            0.13           (0.08)              -
Diluted earnings (loss) per share                            0.12            0.13           (0.08)              -

a) During the fourth quarter of fiscal 2001, the Company implemented the Securities and Exchange Commission's Staff Accounting Bulletin 101 (SAB
     101) guidelines retroactive to the beginning of the year. As a result of this implementation, the Company changed its method of revenue recognition and reported a cumulative effect of a change in accounting as of July 1, 2000 (see Note 2). The quarterly financial information for fiscal 2001 was restated in accordance with SAB 101. Quarterly information as previously reported has been shown for comparative purposes. The quarterly information for fiscal 2000 has also been presented on both an as reported basis and on a pro forma basis to show the effects of the change in accounting principle on a comparative basis.

b) In the third and fourth quarters of fiscal 2001, the company recorded restructuring charges of $1.6 million and $0.6 million, respectively (see
     Note 3).


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No response to Item 9 is required.

                                    PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the captions "Matters to Come before the Meeting - Proposal 1: Election of Directors", "Further Information - Executive Officers" and "Further Information - Share Ownership of Management and Certain Shareholders" of the registrant's proxy statement for 2001 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

         A.       Financial Statements and Schedules Filed

                  1. Financial Statements - see Item 8 of this report.

                  2. Financial Statement Schedule - the schedule filed with this report is listed on page 38.

                  3. Exhibits - the exhibits filed with this report are listed on pages 40 through 43.

         B. Reports on Form 8-K: The Company's current report on Form 8-K, dated August 15, 2001, which disclosed information under Item 9 concerning the Company's disclosure of its teleconference of Wednesday, August 15, 2001, regarding the Company's fiscal 2001 results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PERCEPTRON, INC.
                                              (Registrant)



                                 By:      /S/ Alfred A. Pease
                                          -------------------------------------
                                          Alfred A. Pease, Chairman, President
                                          and Chief Executive Officer

                                          Date:  September 24, 2001

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


            Signatures                                Title                                             Date
            ----------                                -----                                             ----
/S/ Alfred A. Pease                         Chairman of the Board,                               September 24, 2001
----------------------------                President, Chief Executive Officer
Alfred A. Pease

/S/ John J. Garber                          Vice President and Chief                             September 24, 2001
----------------------------                Financial Officer (Principal Financial Officer)
John J. Garber

/S/ Sylvia M. Smith                         Controller (Principal Accounting Officer)            September 24, 2001
----------------------------
Sylvia M. Smith

/S/ David J. Beattie                        Director                                             September 24, 2001
----------------------------
David J. Beattie

/S/ Philip J. DeCocco                       Director                                             September 24, 2001
----------------------------
Philip J. DeCocco

/S/ W. Richard Marz                         Director                                             September 24, 2001
----------------------------
W. Richard Marz

/S/ Robert S. Oswald                        Director                                             September 24, 2001
----------------------------
Robert S. Oswald

/S/ Terryll R. Smith                        Director                                             September 24, 2001
----------------------------
Terryll R. Smith

                        PERCEPTRON, INC. AND SUBSIDIARIES
                     INDEX TO FINANCIAL STATEMENTS SCHEDULE




Financial Statements Schedule:

Designation           Description                               Page
-----------           -----------                               ----
Schedule II           Valuation and qualifying accounts           39


The schedules not filed are omitted because they are not required, the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                 SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

                                                                  CHARGED TO
                                               BEGINNING           COSTS AND                             ENDING
                                                BALANCE             EXPENSES        CHARGE-OFFS          BALANCE
                                            -----------------   ---------------   ----------------   ---------------
DECEMBER 31, 1998
--------------------------

Allowance for doubtful accounts                   $  175,000       $    98,000          $  73,000        $  200,000

Inventory reserves                                $  860,000       $    47,000          $ 388,000        $  519,000


JUNE 30, 1999(1)
--------------------------

Allowance for doubtful accounts                   $  200,000       $   458,000          $ 440,000        $  218,000

Inventory reserves                                $  519,000       $   245,000          $ 164,000        $  600,000


JUNE 30, 2000
--------------------------

Allowance for doubtful accounts                   $  218,000       $   194,000          $ 144,000        $  268,000

Inventory reserves                                $  600,000       $ 1,039,000          $ 439,000        $1,200,000


JUNE 30, 2001
--------------------------

Allowance for doubtful accounts                   $  268,000       $   469,000          $   3,000        $  734,000

Inventory reserves                                $1,200,000       $ 1,039,000          $ 201,000        $2,038,000

----------------------------

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

      3.2 Amended and Restated Bylaws, as amended to date, are incorporated herein by reference to Exhibit 3.2 of the Company's Report on Form S-8 Registration Statement, filed February 7, 2001.

      4.                     Instruments Defining the Rights of Securities
                             Holders.

      4.1 Articles IV, V and VI of the Company's Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the Quarter Ended
                             March 31, 1998.

      4.2 Articles I, II, III, VI, VII, X and XI of the Company's Amended and Restated Bylaws are incorporated herein by reference to Exhibit 3.2 of the Company's Report on Form S-8 Registration Statement, filed February 7, 2001.

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

      4.6 Second Amendment to Credit Agreement, dated May 28, 1999, between Perceptron, Inc. and Bank One, Michigan dated June 30, 2000, is incorporated by reference to Exhibit 4.6 of the Company's Report on Form 10-K for the Year Ended June 30, 2000.

      4.7 Third Amendment to Credit Agreement, dated May 28, 1999, between Perceptron, Inc. and Bank One, Michigan dated November 9, 2000, is incorporated by reference to Exhibit 4.7 of the Company's Form 10-Q for the Quarter Ended September 30, 2000.

      4.8 Fourth Amendment to Credit Agreement, dated May 28, 1999, between Perceptron, Inc. and Bank One, Michigan dated February 8, 2001, is incorporated by reference to Exhibit 4.8 of the Company's Form 10-Q for the Quarter Ended December 31, 2000.

      4.9* Credit Agreement dated September 24, 2001, between Perceptron, Inc. and Bank One, Michigan.

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

      10.16@ Incentive Stock Option Agreement, dated February 14, 1996, between the Company and Alfred A. Pease is incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995.

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

      10.34@ 2000 Management Bonus Plan is incorporated by reference to Exhibit 10.34 of the Company's Report on Form 10-K for the Year Ended
                             June 30, 2000.

      10.35@ Third Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to
                             Exhibit 99.6 of the Company's Report on Form S-8 Registration Statement, filed February 7, 2001.

      10.36*@                Third Amendment to Amended and Restated 1992 Stock
                             Option Plan.

      21. A list of subsidiaries of the Company is incorporated by reference to Exhibit 21 of the Company's Report on Form 10-K for the Transition Period Ended June 30, 1999.

      23.*                   Consent of Experts.

------------------
* Filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
@  Indicates a management contract, compensatory plan or arrangement.

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