Form 10-K405/A
period 2001-06-30
PERCEPTRON INC/MI
filed 2001-10-29
CIK 887226

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001 OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

         Document                                  Incorporated by reference in:
         --------                                  -----------------------------
Proxy Statement for 2001
Annual Meeting of Shareholders                     Part III, Items 10-13

--------------------------------------------------------------------------------

This Form 10-K/A is being filed to amend Item 8 for an incorrect sub-total number on the line entitled "Total Other Assets" in the Consolidated Balance Sheets.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                  Page
                                                                                                  ----
Report of Independent Accountants.....................................................              3

Consolidated Financial Statements:

    Balance Sheets - June 30, 2001, 2000 and 1999.....................................              4

    Statements of Income for the twelve months ended June 30, 2001 and 2000, the six
    months ended June 30, 1999 and the year ended December 31, 1998...................              5

    Statements of Cash Flows for the twelve months ended June 30, 2001 and 2000,
    the six months ended June 30, 1999 and the year ended December 31, 1998...........              6

    Statements of Shareholders' Equity for the twelve months ended June 30, 2001 and
    2000, the six months ended June 30, 1999 and the year ended December 31, 1998.....              7

    Notes to Consolidated Financial Statements........................................              8

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



PricewaterhouseCoopers LLP

Detroit, Michigan
August 15, 2001 except as to Note 9 for which the date is September 24, 2001.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    AT, JUNE 30,
(In Thousands, except per share amount)                                                2001             2000               1999
                                                                                 --------------    --------------   --------------
ASSETS

     CURRENT ASSETS
        Cash and cash equivalents                                                 $      6,680      $      5,947     $      4,205
        Receivables:
            Billed receivables, net of allowance for doubtful accounts                  20,981            26,507           21,128
               of $734, $268 and $218, respectively
            Unbilled and other receivables                                               4,435             6,126            4,611
        Inventories, net of reserves of $2,038, $1,200 and $600, respectively           16,011            12,582           12,323
        Deferred taxes and other current assets                                          1,246             1,564            1,307
                                                                                 --------------    --------------   --------------
            Total current assets                                                        49,353            52,726           43,574
                                                                                 --------------    --------------   --------------

     PROPERTY AND EQUIPMENT
        Building and land                                                                6,032             6,004            5,990
        Machinery and equipment                                                         10,045             9,598            9,774
        Furniture and fixtures                                                           1,253             1,195            1,469
                                                                                 --------------    --------------   --------------
                                                                                        17,330            16,797           17,233
        Less  -  Accumulated depreciation and amortization                              (7,549)           (6,125)          (6,121)
                                                                                 --------------    --------------   --------------
            Net property and equipment                                                   9,781            10,672           11,112
                                                                                 --------------    --------------   --------------

     OTHER ASSETS
        Intangible assets, net of accumulated amortization                               1,482             1,313            1,692
            of $1,134, $660 and $279, respectively
        Deferred tax asset and other                                                     6,903             1,516            4,956
                                                                                 --------------    --------------   --------------
            Total other assets                                                           8,385             2,829            6,648
                                                                                 --------------    --------------   --------------

     TOTAL ASSETS                                                                 $     67,519      $     66,227     $     61,334
                                                                                 ==============    ==============   ==============

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
        Accounts payable                                                          $      5,401      $      4,549     $      3,550
        Accrued liabilities and expenses                                                 3,858             4,503            4,256
        Deferred revenue (Note 2)                                                        2,588               139              363
        Notes payable (Note 9)                                                          13,615                 -                -
        Income taxes payable                                                               273                87              633
        Accrued compensation                                                               449             2,785              203
                                                                                 --------------    --------------   --------------
            Total current liabilities                                                   26,184            12,063            9,005
                                                                                 --------------    --------------   --------------

     LONG-TERM LIABILITIES
        Notes payable (Note 9)                                                           1,040             4,595            4,265
                                                                                 --------------    --------------   --------------
            Total long-term liabilities                                                  1,040             4,595            4,265
                                                                                 --------------    --------------   --------------

            Total liabilities                                                           27,224            16,658           13,270
                                                                                 --------------    --------------   --------------

     SHAREHOLDERS' EQUITY
        Preferred stock - no par value, authorized 1,000 shares, issued none                 -                 -                -
        Common stock, $0.01 par value, authorized 19,000 shares, issued
            and outstanding 8,185,  8,170, and 8,169, respectively                          82                82               82
        Accumulated other comprehensive income (loss)                                   (5,505)           (3,723)          (3,340)
        Additional paid-in capital                                                      41,056            41,010           40,979
        Retained earnings                                                                4,662            12,200           10,343
                                                                                 --------------    --------------   --------------
            Total shareholders' equity                                                  40,295            49,569           48,064
                                                                                 --------------    --------------   --------------

     TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                            $     67,519      $     66,227     $     61,334
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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                                          Date:  October 26, 2001