Form 10-Q
period 2001-09-30
PERCEPTRON INC/MI
filed 2001-11-14
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.


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

         Yes       X                                 No
             --------------                             --------------

The number of shares outstanding of each of the issuer's classes of common stock as of November 8, 2001, was:

         Common Stock, $0.01 par value                    8,185,439
         -----------------------------            --------------------------
                      Class                           Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
COVER                                                                                             1

INDEX                                                                                             2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                                                     3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                               10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              14

PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K                                                        15

SIGNATURES                                                                                       16

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30,         JUNE 30,
(In Thousands, Except Per Share Amounts)                                                   2001               2001
                                                                                      -------------         --------
                                                                                       (UNAUDITED)
ASSETS

        CURRENT ASSETS
            Cash and cash equivalents                                                    $  6,416          $  6,680
            Receivables:
                Billed receivables, net of allowance for doubtful accounts                 19,469            20,981
                   of $903 and $734, respectively
                Unbilled and other receivables                                              3,466             4,435
            Inventories, net of reserves of $774 and $2,038, respectively                  15,936            16,011
            Deferred taxes and other current assets                                         1,656             1,246
                                                                                         --------          --------
                Total current assets                                                       46,943            49,353
                                                                                         --------          --------

        PROPERTY AND EQUIPMENT
            Building and land                                                               6,032             6,032
            Machinery and equipment                                                        10,629            10,596
            Furniture and fixtures                                                          1,252             1,253
                                                                                         --------          --------
                                                                                           17,913            17,881
            Less - Accumulated depreciation and amortization                               (7,968)           (7,659)
                                                                                         --------          --------
                Net property and equipment                                                  9,945            10,222
                                                                                         --------          --------

        OTHER ASSETS
            Intangible assets, net of accumulated amortization                                940             1,041
                of $1,124 and $1,024, respectively
            Deferred tax asset                                                              7,058             6,903
                                                                                         --------          --------
                Total other assets                                                          7,998             7,944
                                                                                         --------          --------

        TOTAL ASSETS                                                                     $ 64,886          $ 67,519
                                                                                         ========          ========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

        CURRENT LIABILITIES
            Accounts payable                                                             $  3,168          $  5,401
            Accrued liabilities and expenses                                                3,599             3,858
            Deferred revenue                                                                2,597             2,588
            Notes payable (Note 4)                                                         13,811            13,615
            Income taxes payable                                                              229               273
            Accrued compensation                                                              443               449
                                                                                         --------          --------
                Total current liabilities                                                  23,847            26,184
                                                                                         --------          --------

        LONG-TERM LIABILITIES
            Notes payable                                                                   1,040             1,040
                                                                                         --------          --------
                Total long-term liabilities                                                 1,040             1,040
                                                                                         --------          --------

                Total liabilities                                                          24,887            27,224
                                                                                         --------          --------

        SHAREHOLDERS' EQUITY
            Preferred stock - no par value, authorized 1,000 shares, issued none               --                --
            Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,185 and 8,185 at September 30, 2001 and
                June 30, 2001, respectively                                                    82                82
            Accumulated other comprehensive income (loss) (Note 5)                         (4,490)           (5,505)
            Additional paid-in capital                                                     41,056            41,056
            Retained earnings                                                               3,351             4,662
                                                                                         --------          --------
                Total shareholders' equity                                                 39,999            40,295
                                                                                         --------          --------

        TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                                $ 64,886          $ 67,519
                                                                                         ========          ========

               The notes to the consolidated financial statements
                   are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
(In Thousands, Except Per Share Amounts)                 2001              2000
                                                       --------          --------

NET SALES                                              $ 11,371          $  8,436

COST OF SALES                                             5,898             4,504

                                                       --------          --------
         GROSS PROFIT                                     5,473             3,932
                                                       --------          --------

OPERATING EXPENSES
         Selling, general and administrative              4,955             4,761
         Engineering, research and development            2,274             3,078
                                                       --------          --------
           Total operating expenses                       7,229             7,839
                                                       --------          --------

         OPERATING INCOME (LOSS)                         (1,756)           (3,907)
                                                       --------          --------

OTHER INCOME AND (DEDUCTIONS)
         Interest expense                                  (231)             (116)
         Interest income                                     22                46
         Foreign currency and other                         (15)              (43)
                                                       --------          --------
           Total other income and (deductions)             (224)             (113)
                                                       --------          --------

INCOME (LOSS) BEFORE INCOME TAXES                        (1,980)           (4,020)

INCOME TAX EXPENSE (BENEFIT)                               (669)           (1,561)
                                                       --------          --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                         (1,311)           (2,459)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF $764 OF TAXES (NOTE 2)                   --            (1,333)
                                                       --------          --------

NET INCOME (LOSS)                                      $ (1,311)         $ (3,792)
                                                       ========          ========

EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
         BASIC                                         ($  0.16)         ($  0.30)
         DILUTED                                       ($  0.16)         ($  0.30)

EARNINGS (LOSS) PER SHARE OF CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
         BASIC                                               --          ($  0.16)
         DILUTED                                             --          ($  0.16)

EARNINGS (LOSS) PER SHARE
         BASIC                                         ($  0.16)         ($  0.46)
         DILUTED                                       ($  0.16)         ($  0.46)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         BASIC                                            8,185             8,173
         DILUTED                                          8,185             8,173


               The notes to the consolidated financial statements
                   are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
(In Thousands)                                                                       2001        2000
                                                                                  --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                        $ (1,311)    $ (3,792)
         Adjustments to reconcile net income (loss) to net cash provided from
           (used for) operating activities:
                 Depreciation and amortization                                         463          526
                 Deferred income taxes                                                (476)      (2,143)
                 Other                                                                 133           55
                 Changes in assets and liabilities, exclusive of changes shown
                    separately                                                         383        4,074
                                                                                  --------     --------
                        Net cash used for operating activities                        (808)      (1,280)
                                                                                  --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Revolving credit borrowings                                                11,335        8,520
         Revolving credit repayments                                               (11,139)      (6,160)
         Proceeds from stock plans                                                      --           10
                                                                                  --------     --------
                        Net cash provided from financing activities                    196        2,370
                                                                                  --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                          (49)        (190)
                                                                                  --------     --------
                        Net cash used for investing activities                         (49)        (190)
                                                                                  --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                           397         (406)
                                                                                  --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             (264)         494
CASH AND CASH EQUIVALENTS, JULY 1                                                    6,680        5,947
                                                                                  --------     --------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                                           $  6,416     $  6,441
                                                                                  ========     ========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
         Receivables, net                                                         $  2,929     $  7,789
         Inventories                                                                    75       (1,886)
         Accounts payable                                                           (2,233)        (954)
         Other current assets and liabilities                                         (388)        (875)
                                                                                  --------     --------
                                                                                  $    383     $  4,074
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

                        PERCEPTRON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K. Certain reclassifications may have been made to the prior year's financial statements to conform with the fiscal year 2002 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary, including normal recurring adjustments and restatements for the effect of the change in accounting principle (see Note 2 below), for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2.   CHANGE IN ACCOUNTING PRINCIPLE

During the fourth quarter of fiscal 2001, the Company adopted retroactive to July 1, 2000, the guidelines prescribed by the Securities and Exchange Commission ("SEC") in Staff Accounting Bulletin No. 101, ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, the Company recognized revenue from the sales of products upon shipment, and accrued for any costs of installation not completed. The Company accounted for contractual acceptance terms based upon probable achievement of meeting the acceptance criteria. Under the new accounting method the Company recognizes the portion of revenue from the sales of products upon shipment when both title and risk of loss pass to the customer and defers the greater of the fair value or the contractual holdback of any undelivered elements, such as installation services, until the undelivered elements are completed. The first quarter of fiscal 2001 was restated to reflect the change in accounting and the cumulative effect of the change in accounting principle on prior years. The cumulative effect of the change in accounting principle resulted in a charge to income of $1.3 million (net of income taxes of $764,000) or $.16 per diluted share.

3.   INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out ("FIFO") method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is released. During the first quarter of fiscal 2002, the Company disposed of $1.3 million of inventory that had been reserved for at June 30, 2001. Inventory, net of reserves, is comprised of the following (in thousands):

                                        SEPTEMBER 30,        JUNE 30,
                                            2001               2001
                                        -------------        --------
Component Parts                           $   8,107          $   8,507
Work In Process                               2,905              1,627
Finished Goods                                4,924              5,877
                                         ----------         ----------
Total                                    $   15,936         $   16,011
                                         ==========         ==========

4.   CREDIT FACILITIES

In September 2001, the Company entered into a collateral-based $1.5 million line of credit (Facility B) that expires August 31, 2002. Facility B can be used to finance working capital needs and for general corporate purposes. Any borrowings will bear interest at 1/4% above the bank's prime rate (5.0% as of November 7, 2001). The aggregate principal amount outstanding at any one time cannot exceed the lesser of $1.5 million or the borrowing base, which is 50% of finished goods inventory located in the United States. At September 30, 2001, the Company's borrowing base under Facility B was $1.1 million of which $166,000 was outstanding.

In September 2001, the Company replaced its existing $15.0 million Credit Agreement with a new $17.0 million collateral-based Revolving Line of Credit Agreement (Facility A) that expires on August 31, 2003. Proceeds under Facility A may be used for working capital and general corporate purposes and can be designated as a Floating Rate Loan or as a Eurodollar Rate loan if the Company achieves a ratio of funded debt to earnings before interest, taxes, depreciation, and amortization of less than 5:1. Interest on Floating Rate borrowings is calculated daily at 1/2% below the bank's prime rate (5.0% as of November 7, 2001) and is payable on the last day of each month. Interest on Eurodollar Rate borrowings would be calculated at a Eurodollar Rate for the period chosen (approximately 3.7% as of November 7, 2001) and would be payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of Facility A. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $17.0 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, 35% of raw material located in the United States, and $4.8 million representing 80% of the appraised value of the Company's real property located in Plymouth, Michigan. The collateral for Facility A is substantially all U.S. assets of the Company and a pledge of 65% of the common stock of Perceptron B.V. owned by the Company. Facility A prohibits the Company from paying dividends. In addition, Facility A contains various financial covenants that, among other things, restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, depreciation and amortization, and taxes. At September 30, 2001, the Company's borrowing base under Facility A was $13.6 million of which $13.6 million was outstanding.

5.   COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

THREE MONTHS ENDED SEPTEMBER 30,                         2001               2000
                                                      ---------          ----------
Net Income (Loss)                                    $   (1,311)         $   (3,792)
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments               1,015              (1,019)
                                                      ---------          ----------
Total Comprehensive Income (Loss)                     $    (296)         $   (4,811)
                                                      =========          ==========

6.   EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance unless such effect is anti-dilutive. A reconciliation of both calculations is shown below (in thousands, except per share amounts):

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              2001           2000
                                                           ---------       ---------
Income (loss) Before Cumulative Effect of Change in
  Accounting Principle                                     $  (1,311)      $  (2,459)
Cumulative Effect of Change in Accounting Principle               --          (1,333)
                                                           ---------       ---------
Net Income (Loss)                                          $  (1,311)      $  (3,792)
                                                           =========       =========

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
Weighted Average Common Shares:                               2001            2000
                                                           ---------       ---------
  Basic Shares
                                                               8,185           8,173
  Effect of Dilutive Securities:
    Stock Options                                                 --              --
                                                           ---------       ---------
  Diluted Shares                                               8,185           8,173
                                                           =========       =========

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
Basic Earnings (Loss) Per Share:                              2001            2000
                                                           ---------       ---------
  Before Cumulative Effect of Change in Accounting
    Principle                                              ($   0.16)      ($   0.30)
  Cumulative Effect of Change in Accounting Principle             --           (0.16)
                                                           ---------       ---------
  Basic Earnings (Loss) Per Share                          ($   0.16)      $   (0.46)
                                                           =========       =========

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
Diluted Earnings (Loss) Per Share:                            2001            2000
                                                           ---------       ---------
  Before Cumulative Effect of Change in Accounting
    Principle                                              ($   0.16)      ($   0.30)
  Cumulative Effect of Change in Accounting Principle             --           (0.16)
                                                           ---------       ---------
  Diluted Earnings (Loss) Per Share                        ($   0.16)      $   (0.46)
                                                           =========       =========


Options to purchase 1,851,000 and 1,317,000 shares of common stock were outstanding in the three months ended September 30, 2001 and 2000, respectively, and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

8.   COMMITMENTS AND CONTINGENCIES

The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than the matters discussed in the Company's 2001 Annual Report on Form 10-K.

9.   SEGMENT INFORMATION

The Company has two reportable segments: Automotive and Industrial Businesses. The Automotive segment designs, manufactures, and markets information-based measurement and inspection focused solutions for process improvements within the automotive industry. The Industrial Businesses segment employs the same technology, providing products and services to markets served primarily by the Forest Products business unit. The Company evaluates performance based on operating income. Company-wide costs are allocated between the segments based on revenues and/or labor as deemed appropriate. Segment detail is summarized as follows (in thousands):

THREE MONTHS ENDED                AUTOMOTIVE    INDUSTRIAL BUSINESSES    CONSOLIDATED
------------------                ----------    ---------------------    ------------
SEPTEMBER 30, 2001
Revenues                          $ 10,431            $    940            $ 11,371
Operating Income (Loss)               (367)             (1,389)             (1,756)
Total Assets                        60,900               3,986              64,886

SEPTEMBER 30, 2000
Revenues                          $  6,617            $  1,819            $  8,436
Operating Income (Loss)             (1,626)             (2,281)             (3,907)
Total Assets                        53,413               8,622              62,035

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview - The Company reported a net loss of $1.3 million, or $0.16 per share, for the first quarter of fiscal 2002, compared to a net loss of $2.5 million or $0.30 per share before the cumulative effect of the accounting change for revenue recognition (see Note 2 to the Consolidated Financial Statements), in the quarter ended September 30, 2000. Net sales of $11.4 million for the three months ended September 30, 2001, were up $3.0 million, or 35%, compared to the prior year's sales of $8.4 million. The sales increase was attributable to the Automotive segment as explained below. Automotive sales accounted for 92% of total sales during the first quarter of fiscal 2002 compared to 78% in the quarter ended September 30, 2000. Industrial Businesses sales represented 8% of total sales for the quarter ended September 30, 2001, compared to 22% in the same quarter of 2000. Gross profit for the first quarter of fiscal 2002 was 48.1% compared to 46.6% in the quarter ended September 30, 2000. The increase in the gross profit percentage primarily reflected favorable fixed overhead absorption domestically due to the higher sales level in fiscal 2002 by the Automotive business unit, an approximately 15% increase due to a favorable currency effect caused by the stronger euro, and an approximately 20% reduction for unfavorable fixed overhead absorption in the Forest Products business unit due to the lower sales level in fiscal 2002. Operating expenses were down $610,000 in the first quarter of fiscal 2002 compared to the quarter ended September 30, 2000, primarily as a result of cost reduction initiatives implemented in the second half of fiscal 2001.

Automotive - Sales in the first quarter of fiscal 2002 increased $3.8 million to $10.4 million compared to $6.6 million for the quarter ended September 30, 2000. The sales increase in the first quarter of fiscal 2002 was primarily the result of approximately equal impact from more domestic new tooling programs this year compared to last year at this time and higher sales in Europe this quarter versus a year ago. AutoGage(TM) sales accounted for approximately 62% of net automotive sales in the first quarter of fiscal 2002 compared to approximately 51% in the same period a year ago. AutoGuide(TM) and AutoSpect(TM) sales each accounted for 4% of net sales in the quarter ended September 30, 2001 compared to each contributing 8% one year ago. Technology Component sales of NCA and ScanWorks(TM) accounted for 18% of net sales in the quarter ended September 30, 2001 compared to 20% one year ago. Other product sales and training and service accounted for the remainder of net sales in both years.

Industrial Businesses - At the present time, the Industrial Businesses segment's principal market is the Forest Products industry. Sales in the first quarter of fiscal 2002 were $940,000, down $879,000 from the same period last year primarily due to the lower bookings level achieved in prior quarters when low lumber prices resulted in delayed capital spending by some Forest Products customers.

Bookings & Backlog - New order bookings for the three months ended September 30, 2001, were $16.5 million compared to $10.0 million in 2000. Automotive bookings totaled $12.9 million in the fiscal 2002 quarter compared to $6.9 million a year ago. During the quarter ended September 30, 2001, automotive bookings primarily represented 68% AutoGage(TM), 9% NCA, 9% ScanWorks(TM) and 6% AutoGuide(TM). Automotive bookings for the comparable 2000 period primarily represented 58% AutoGage(TM), 19% NCA and 10% AutoSpect(TM). Forest Products bookings were $3.6 million in the quarter ended September 30, 2001 compared to $3.1 million a year ago, which the Company believes reflected an increase in the price of lumber during the first quarter of fiscal 2002, through September 11. Lumber prices dropped precipitously after September 11, which continued to create uncertainty in the Forest Products industry. Backlog at September 30, 2001, was $25.2 million compared to $25.1 million at September 30, 2000. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Selling, General and Administrative (SG&A) Expenses - SG&A expenses increased slightly to $5.0 million in the quarter ended September 30, 2001, from $4.8 million in the comparable 2000 quarter. The increase was primarily attributable to higher costs in the Company's European operation, which had higher travel and personnel related costs. Cost reduction initiatives implemented domestically offset approximately half of this increase.

Engineering, Research and Development (R&D) Expenses - Engineering and R&D expenses decreased $804,000 from $3.1 million in the quarter ended September 30, 2000, to $2.3 million in the first quarter of fiscal 2002. The decrease in expenses reflected lower investments in new product development primarily from decreases in labor, contract design services and engineering supplies.

Outlook - The operating results for the first quarter were much better than the same period one year ago, though not as strong as the Company had expected. Based on the level of backlog and current shipment schedules, coupled with decreased operating expenses as a result of the cost reduction initiatives implemented in the second half of fiscal 2001, the near-term outlook for operating performance for the balance of the fiscal year appears positive. However, the Company may not achieve break even until the end of fiscal 2002. The Company's expectation is that second quarter fiscal 2002 new order bookings will meet those of the first quarter of fiscal 2002 although the full impact on the economy of the September 11 events is still unknown. The risk remains that if the economic stimulus being applied to the domestic economy does not result in renewed consumer confidence and economic growth, the Company's customers may elect to postpone or cancel programs in the Company's revenue forecast for the second half of fiscal 2002. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $6.4 million at September 30, 2001, compared to $6.7 million at June 30, 2001. The use of $264,000 in cash for the quarter primarily related to $808,000 of cash used in operations; offset by additional bank borrowings of $196,000 and a favorable foreign currency effect of the euro that increased cash $397,000 for the quarter.

The use of cash for operations reflected the loss of $1.3 million for the period, less adjustments for non-cash items, and decreased working capital requirements of $383,000. Receivables, net of foreign translation adjustments, decreased $2.9 million primarily as a result of cash collections exceeding the level of sales during the quarter. During the first quarter of fiscal 2002, the Company increased its reserve for allowance for doubtful accounts by approximately $169,000. Offsetting the decrease in net receivables was a decrease of $2.2 million in accounts payable and a net change of $388,000 in other current assets and liabilities that primarily reflected payments for liabilities accrued at June 30, 2001. During the first quarter of fiscal 2002, the Company disposed of $1.3 million of inventory that had been reserved for at June 30, 2001.

Financing activities during the quarter reflected net working capital borrowings of $196,000. In September 2001, the Company replaced its existing Credit Agreement with two collateral-based Revolving Credit Facilities ("Revolver"):
"Facility A" in the principal amount of $17.0 million that expires on August 31, 2003 and "Facility B" in the principal amount of $1.5 million that expires on August 31, 2002. Proceeds under each Facility may be used for working capital and general corporate purposes. The aggregate principal amount outstanding at any one time under Facility A cannot exceed the lesser of $17.0 million or the Facility A borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, 35% of raw material located in the United States, and $4.8 million representing 80% of the appraised value of the Company's real property located in Plymouth, Michigan. The aggregate principal amount outstanding at any one time under Facility B cannot exceed the lesser of $1.5 million or the Facility B borrowing base which is 50% of finished goods inventory located in the United States. The collateral for both Facility A and B is substantially all U.S. assets of the Company and a pledge of 65% of the common stock of Perceptron B.V. owned by the Company. Facility A can be designated as a Floating Rate Loan with interest calculated daily at 1/2% below the bank's prime rate which was 5.0% as of November 7, 2001 or as a Eurodollar Rate Loan with interest calculated daily at a Eurodollar Rate for the period chosen (approximately 3.7% as of November 7, 2001) if the Company achieves a ratio of funded debt to earnings before interest, taxes, depreciation, and amortization of less than 5:1. Interest on Facility B is calculated daily at the bank's prime rate plus 0.25%. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of Facility
A. The Credit Agreement prohibits the Company from paying dividends. In addition, Facility A contains various financial covenants that, among other things, restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, depreciation and amortization, and taxes. At September 30, 2001, the Company's borrowing base under Facility A was $13.6 million of which $13.6 million was outstanding. At September 30, 2001, the Company's borrowing base under Facility B was $1.1 million of which $166,000 was outstanding.

The Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated fiscal 2002 cash flow requirements. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statements.

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

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At September 30, 2001, the Company's percentage of sales commitments in non-U.S. currencies was 44.8% or $11.3 million.

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

INTEREST RATE RISK

The Company is subject to interest rate risk in connection with borrowings under its variable rate revolving line of credit and from fixed rate debt assumed in conjunction with the purchase of ultrasound intellectual property in October 1998. The Company's exposure to interest rate risk arises primarily from changes in the prime rate and changes in Eurodollar rates in the London interbank market. The Company would not expect its operating results or cash flows to be affected to any significant degree by a hypothetical 10 percent change in market interest rates. See Note 4 of "Notes to Consolidated Statements" for a description of the Company's outstanding debt.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations for transactions initiated after June 30, 2001. SFAS 141 also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. This statement will not have an impact on the Company's consolidated financial statements.

In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Intangible Assets", which supersedes APB Opinion No. 17, "Intangible Assets". Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for fiscal years beginning after December 15, 2001, but earlier adoption is permitted. The Company is currently reviewing the Statement and has not yet made a determination of the impact that adoption will have on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for fiscal years beginning after December 15, 2001, but earlier adoption is permitted. The Company is currently reviewing the Statement and has not yet made a determination of the impact that adoption will have on its consolidated financial statements.

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2002 and future revenue, order booking levels and earnings levels, the impact of the Company's cost reduction initiatives and the ability of the Company to fund its currently anticipated fiscal 2002 cash flow requirements. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the impact of lumber prices on capital spending in the Forest Products industry, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive and Forest Products industries, both of which have from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in these industries, variations in the amount of cost savings anticipated from the cost reduction initiatives and the impact of cost reduction initiatives on the Company's revenues, order bookings and earnings. The Company's expectations regarding future bookings and revenues are based upon oral discussions with customers and are subject to change based upon a wide variety of factors, including economic conditions and system implementation delays. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process.

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

                                      PERCEPTRON, INC.
                                      (Registrant)


Date:  November 08, 2001        By:   /S/ Alfred A. Pease
                                      ------------------------------------------
                                      Alfred A. Pease
                                      President and Chief Executive Officer


Date:  November 08, 2001        By:   /S/ John J. Garber
                                      ------------------------------------------
                                      John J. Garber
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)


Date:  November 08, 2001        By:   /S/ Sylvia M. Smith
                                      ------------------------------------------
                                      Sylvia M. Smith
                                      Controller and Chief Accounting Officer
                                      (Principal Accounting Officer)