Form 10-Q
period 2001-12-31
PERCEPTRON INC/MI
filed 2002-02-14
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001.


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

         Yes        X                              No
             --------------                           --------------

The number of shares outstanding of each of the issuer's classes of common stock as of February 6, 2002, was:

         Common Stock, $0.01 par value                         8,232,411
         -----------------------------                --------------------------
                      Class                                 Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001


                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
COVER                                                                                             1

INDEX                                                                                             2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                                                     3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                               11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              18

PART II. OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders                                     18
Item 6.  Exhibits and Reports on Form 8-K                                                        18

SIGNATURES                                                                                       19

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       DECEMBER 31,        JUNE 30,
(In Thousands, Except Per Share Amounts)                                                                   2001              2001
                                                                                                       ------------      -----------
                                                                                                       (Unaudited)
ASSETS
        CURRENT ASSETS
            Cash and cash equivalents                                                                  $    6,100        $    6,680
            Receivables:
                Billed receivables, net of allowance for doubtful accounts                                 23,150            20,981
                   of $823 and $734, respectively
                Unbilled and other receivables                                                              1,874             4,435
            Inventories, net of reserves of $766 and $2,038, respectively                                  13,666            16,011
            Deferred taxes and other current assets                                                         1,690             1,246
                                                                                                       ----------        ----------
                Total current assets                                                                       46,480            49,353
                                                                                                       ----------        ----------

        PROPERTY AND EQUIPMENT
            Building and land                                                                               6,032             6,032
            Machinery and equipment                                                                        10,802            10,596
            Furniture and fixtures                                                                          1,253             1,253
                                                                                                       ----------        ----------
                                                                                                           18,087            17,881
            Less - Accumulated depreciation and amortization                                               (8,286)           (7,659)
                                                                                                       ----------        ----------
                Net property and equipment                                                                  9,801            10,222
                                                                                                       ----------        ----------

        OTHER ASSETS
            Intangible assets, net of accumulated amortization                                                840             1,041
                of $1,224 and $1,024 respectively
            Deferred tax asset                                                                              7,167             6,903
                                                                                                       ----------        ----------
                Total other assets                                                                          8,007             7,944
                                                                                                       ----------        ----------

        TOTAL ASSETS                                                                                   $   64,288        $   67,519
                                                                                                       ==========        ==========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

        CURRENT LIABILITIES
            Accounts payable                                                                           $    2,730        $    5,401
            Accrued liabilities and expenses                                                                4,349             3,858
            Deferred revenue                                                                                2,027             2,588
            Notes Payable (Note 4)                                                                         13,021            13,615
            Income taxes payable                                                                              806               273
            Accrued compensation                                                                              354               449
                                                                                                       ----------        ----------
                Total current liabilities                                                                  23,287            26,184
                                                                                                       ----------        ----------

        LONG-TERM LIABILITIES
            Notes payable                                                                                   1,040             1,040
                                                                                                       ----------        ----------
                Total long-term liabilities                                                                 1,040             1,040
                                                                                                       ----------        ----------

                Total liabilities                                                                          24,327            27,224
                                                                                                       ----------        ----------

        SHAREHOLDERS' EQUITY
            Preferred stock - no par value, authorized 1,000 shares, issued none                             --                --
            Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,185 and 8,185 at December 31, 2001 and
                June 30, 2001, respectively                                                                    82                82
            Accumulated other comprehensive income (loss) (Note 5)                                         (4,768)           (5,505)
            Additional paid-in capital                                                                     41,056            41,056
            Retained earnings                                                                               3,591             4,662
                                                                                                       ----------        ----------
                Total shareholders' equity                                                                 39,961            40,295
                                                                                                       ----------        ----------

        TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                                              $   64,288        $   67,519
                                                                                                       ==========        ==========


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               DECEMBER 31,                     DECEMBER 31,
(In Thousands, Except Per Share Amounts)                                  2001             2000             2001             2000
                                                                        --------         --------         --------         --------
NET SALES                                                               $ 14,881         $ 16,911         $ 26,252         $ 25,347

COST OF SALES                                                              7,123            9,078           13,021           13,582
                                                                        --------         --------         --------         --------
        GROSS PROFIT                                                       7,758            7,833           13,231           11,765
                                                                        --------         --------         --------         --------

OPERATING EXPENSES
        Selling, general and administrative                                4,833            4,556            9,788            9,317
        Engineering, research and development                              2,062            3,210            4,336            6,288
                                                                        --------         --------         --------         --------
           Total operating expenses                                        6,895            7,766           14,124           15,605
                                                                        --------         --------         --------         --------

        OPERATING INCOME (LOSS)                                              863               67             (893)          (3,840)
                                                                        --------         --------         --------         --------

OTHER INCOME AND (DEDUCTIONS)
        Interest expense                                                    (187)            (172)            (418)            (288)
        Interest income                                                       31               42               53               88
        Gain (loss) on disposal of assets                                   --                226             --                226
        Foreign currency and other                                          (197)              (7)            (212)             (50)
                                                                        --------         --------         --------         --------
           Total other income and (deductions)                              (353)              89             (577)             (24)
                                                                        --------         --------         --------         --------

INCOME (LOSS) BEFORE INCOME TAXES                                            510              156           (1,470)          (3,864)

INCOME TAX EXPENSE (BENEFIT)                                                 270             (254)            (399)          (1,815)
                                                                        --------         --------         --------         --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                             240              410           (1,071)          (2,049)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF $764 OF TAXES (NOTE 2)                                  --               --               --             (1,333)
                                                                        --------         --------         --------         --------

NET INCOME (LOSS)                                                       $    240         $    410         $ (1,071)        $ (3,382)
                                                                        ========         ========         ========         ========

EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
        BASIC                                                           $   0.03         $   0.05         ($  0.13)        ($  0.25)
        DILUTED                                                         $   0.03         $   0.05         ($  0.13)        ($  0.25)

EARNINGS (LOSS) PER SHARE OF CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
        BASIC                                                               --               --               --           ($  0.16)
        DILUTED                                                             --               --               --           ($  0.16)

EARNINGS (LOSS) PER SHARE
        BASIC                                                           $   0.03         $   0.05         ($  0.13)        ($  0.41)
        DILUTED                                                         $   0.03         $   0.05         ($  0.13)        ($  0.41)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        BASIC                                                              8,185            8,173            8,185            8,173
        DILUTED                                                            8,186            8,173            8,185            8,173


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                                              SIX MONTHS ENDED
                                                                                                                DECEMBER 31,
(In Thousands)                                                                                             2001              2000
                                                                                                         --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                                               $ (1,071)         $ (3,382)
         Adjustments to reconcile net income (loss) to net cash provided from
           (used for) operating activities:
                 Depreciation and amortization                                                                942             1,042
                 Deferred income taxes                                                                       (669)           (2,779)
                 Other                                                                                         24               (92)
                 Changes in assets and liabilities, exclusive of changes shown
                    separately                                                                                780               982
                                                                                                         --------          --------
                        Net cash provided from (used for) operating activities                                  6            (4,229)
                                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Revolving credit borrowings                                                                       15,989            16,360
         Revolving credit repayments                                                                      (16,583)          (10,615)
         Proceeds from stock plans                                                                           --                  10
                                                                                                         --------          --------
                        Net cash provided from (used for ) financing activities                              (594)            5,755
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                                                (255)             (657)
         Sale of assets                                                                                      --                 270
                                                                                                         --------          --------
                        Net cash used for investing activities                                               (255)             (387)
                                                                                                         --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                  263              (131)
                                                                                                         --------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                    (580)            1,008
CASH AND CASH EQUIVALENTS, JULY 1                                                                           6,680             5,947
                                                                                                         --------          --------
CASH AND CASH EQUIVALENTS, DECEMBER 31                                                                   $  6,100          $  6,955
                                                                                                         ========          ========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
         Receivables, net                                                                                $    777          $  2,167
         Inventories                                                                                        2,344              (677)
         Accounts payable                                                                                  (2,671)             (703)
         Other current assets and liabilities                                                                 330               195
                                                                                                         --------          --------
                                                                                                         $    780          $    982
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

2.     CHANGE IN ACCOUNTING PRINCIPLE

During the fourth quarter of fiscal 2001, the Company adopted retroactive to July 1, 2000, the guidelines prescribed by the Securities and Exchange Commission ("SEC") in Staff Accounting Bulletin No. 101, ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, the Company recognized revenue from the sales of products upon shipment, and accrued for any costs of installation not completed. The Company accounted for contractual acceptance terms based upon probable achievement of meeting the acceptance criteria. Under the new accounting method the Company recognizes the portion of revenue from the sales of products upon shipment when both title and risk of loss pass to the customer and defers the greater of the fair value or the contractual holdback of any undelivered elements, such as installation services, until the undelivered elements are completed. The second quarter and first half of fiscal 2001 were restated to reflect the change in accounting and the cumulative effect of the change in accounting principle on prior years. The cumulative effect of the change in accounting principle resulted in a charge to income of $1.3 million (net of income taxes of $764,000) or $.16 per diluted share.

3.     INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out ("FIFO") method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is released. During the six months ended December 31, 2001, the Company disposed of $1.3 million of inventory that had been reserved for at June 30, 2001. Inventory, net of reserves, is comprised of the following (in thousands):

                                     DECEMBER 31,         JUNE 30,
                                         2001               2001
                                     ------------        ------------
Component Parts                      $   7,475           $   8,507
Work In Process                          1,830               1,627
Finished Goods                           4,361               5,877
                                     ---------           ---------
Total                                $  13,666           $  16,011
                                     =========           =========

4.     CREDIT FACILITIES

In September 2001, the Company entered into a collateral-based $1.5 million line of credit (Facility B) that expires August 31, 2002. Facility B can be used to finance working capital needs and for general corporate purposes. Any borrowings will bear interest at 1/4% above the bank's prime rate (4.75% as of February 7, 2002). The aggregate principal amount outstanding at any one time cannot exceed the lesser of $1.5 million or the borrowing base, which is 50% of finished goods inventory located in the United States. At December 31, 2001, the Company's borrowing base under Facility B was $749,000 of which none was outstanding.

In September 2001, the Company replaced its existing $15.0 million Credit Agreement with a new $17.0 million collateral-based Revolving Line of Credit Agreement (Facility A) that expires on August 31, 2003. Proceeds under Facility A may be used for working capital and general corporate purposes and can be designated as a Floating Rate Loan or as a Eurodollar Rate loan if the Company achieves a ratio of funded debt to earnings before interest, taxes, depreciation, and amortization of less than 5:1. Interest on Floating Rate borrowings is calculated daily at 1/2% below the bank's prime rate (4.75% as of February 7, 2002) and is payable on the last day of each month. Interest on Eurodollar Rate borrowings would be calculated at a Eurodollar Rate for the period chosen (approximately 3.5% as of February 7, 2002) and would be payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of Facility A. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $17.0 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, 35% of raw material located in the United States, and $4.8 million representing 80% of the appraised value of the Company's real property located in Plymouth, Michigan. The collateral for Facility A and B is substantially all U.S. assets of the Company, a pledge of 65% of the common stock of Perceptron B.V. owned by the Company and a pledge of 100% of the common stock of Perceptron GmbH owned by Perceptron B.V. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement contains various financial covenants that, among other things, restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, taxes, depreciation and amortization (EBITDA). The Company's EBITDA for the six months ended December 31, 2001 was below the level required by the financial covenant. The Company's bank waived the covenant default through December 31, 2001. In the event that the Company failed to satisfy the covenants contained in, or there was an event of default under, the Credit Facility, the lender has the right to not make further advances under, and to require the repayment of, the Credit Agreement. At December 31, 2001, the Company's borrowing base under Facility A was $15.4 million of which $13.0 million was outstanding.

5.       COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

THREE MONTHS ENDED DECEMBER 31,                        2001               2000
                                                  --------------     ---------------
Net Income (Loss)                                 $          240     $           410
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments                 (278)                714
                                                  --------------     ---------------
Total Comprehensive Income (Loss)                 $          (38)    $         1,124
                                                  ==============     ===============
SIX MONTHS ENDED DECEMBER 31,                          2001               2000
                                                  --------------     ---------------
Net Income (Loss)                                 $       (1,071)    $        (3,382)
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments                  737                (305)
                                                  --------------     ---------------
Total Comprehensive Income (Loss)                 $         (334)    $        (3,687)
                                                  ==============     ===============

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

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                DECEMBER 31,                    DECEMBER 31,
                                                           2001          2000             2001              2000
                                                       ------------  ------------      -----------       -----------
Income (Loss) Before Cumulative Effect of Change in
  Accounting Principle                                         $240          $410          $(1,071)          $(2,049)
Cumulative Effect of Change in Accounting Principle              --            --               --            (1,333)
                                                       ------------  ------------      -----------       -----------
Net Income (Loss)                                              $240          $410          $(1,071)          $(3,382)
                                                       ============  ============      ===========       ===========

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                DECEMBER 31,                    DECEMBER 31,
                                                           2001          2000             2001              2000
                                                       ------------  ------------      -----------       -----------
Weighted Average Shares:
  Basic Shares                                                8,185         8,173            8,185             8,173
  Effect of Dilutive Securities:
  Stock Options                                                   1            --               --                --
                                                       ------------  ------------      -----------       -----------
  Diluted Shares
                                                              8,186         8,173            8,185             8,173
                                                       ============  ============      ===========       ===========

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 DECEMBER 31,              DECEMBER 31,
Basic Earnings (Loss) Per Share                              2001         2000         2001          2000
                                                             -----        -----       ------        ------
  Before Cumulative Effect of Change in Accounting
     Principle                                               $0.03        $0.05       ($0.13)       ($0.25)
  Cumulative Effect of Change in Accounting Principle           --           --           --         (0.16)
                                                             -----        -----       ------        ------
  Basic Earnings (Loss) Per Share                            $0.03        $0.05       ($0.13)       $(0.41)
                                                             =====        =====       ======        ======
                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 DECEMBER 31,              DECEMBER 31,
Diluted Earnings (Loss) Per Share:                           2001         2000         2001          2000
                                                             -----        -----       ------        ------
  Before Cumulative Effect of Change in Accounting
     Principle                                               $0.03         $0.05       ($0.13)       ($0.25)

  Cumulative Effect of Change in Accounting Principle           --            --           --         (0.16)
                                                             -----         -----       ------        ------
  Diluted Earnings (Loss) Per Share                          $0.03         $0.05       ($0.13)       $(0.41)
                                                             =====         =====       ======        ======

Options to purchase 1,734,000 and 1,379,000 shares of common stock were outstanding in the three months ended December 31, 2001 and 2000, respectively, and were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 1,793,000 and 1,350,000 shares of common stock were outstanding in the six months ended December 31, 2001 and 2000, respectively, and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

THREE MONTHS ENDED                  AUTOMOTIVE     INDUSTRIAL BUSINESSES      CONSOLIDATED
------------------                  ----------     ---------------------      ------------
DECEMBER 31, 2001
Revenues                             $13,123              $  1,758               $14,881
Operating Income (Loss)                1,942                (1,079)                  863
Total Assets                          55,631                 8,657                64,288

DECEMBER 31, 2000
Revenues                             $12,544              $  4,367               $16,911
Operating Income (Loss)                1,450                (1,383)                   67
Total Assets                          56,598                11,409                68,007

SIX MONTHS ENDED                    AUTOMOTIVE      INDUSTRIAL BUSINESSES     CONSOLIDATED
----------------                    ----------      ---------------------     ------------
DECEMBER 31, 2001
Revenues                             $ 23,554             $  2,698              $ 26,252
Operating Income (Loss)                 1,575               (2,468)                 (893)
Total Assets                           55,631                8,657                64,288

DECEMBER 31, 2000
Revenues                             $ 19,161             $  6,186              $ 25,347
Operating Income (Loss)                   (98)              (3,742)               (3,840)
Total Assets                           56,598               11,409                68,007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                THREE MONTHS ENDED DECEMBER 31, 2001, COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 2000

Overview - The Company reported net income of $240,000, or $0.03 per share, for the second quarter of fiscal 2002, compared to net income of $410,000 or $0.05 per share in the quarter ended December 31, 2000. Net sales of $14.9 million for the three months ended December 31, 2001, were down $2.0 million, or 12%, compared to the prior year's sales of $16.9 million. The sales decrease was attributable to the Industrial Businesses segment, as explained below. Automotive sales accounted for 88% of total sales during the second quarter of fiscal 2002 compared to 74% in the quarter ended December 31, 2000. Industrial Businesses sales represented 12% of total sales for the quarter ended December 31, 2001, compared to 26% in the same quarter of 2000. Gross profit for the second quarter of fiscal 2002 was 52.1% compared to 46.3% in the quarter ended December 31, 2000. The increase in the gross profit percentage primarily reflected higher margins domestically from the mix of product sold during the quarter by the Automotive business unit, approximately 18% of the increase was due to higher margins in Europe related to their product mix and approximately 18% of the increase related to the product mix sold in the Forest Products business unit. Operating expenses were down $871,000 in the second quarter of fiscal 2002 compared to the quarter ended December 31, 2000, primarily as a result of a $1.1 million decrease in engineering, research and development (R &
D), expenses resulting from cost reduction initiatives implemented in the second half of fiscal 2001, mitigated by a $277,000 increase in selling, general and administrative expenses related primarily to higher labor and travel costs in Europe to support expanded sales opportunities.

Automotive - Sales in the second quarter of fiscal 2002 increased $579,000 to $13.1 million compared to $12.5 million for the quarter ended December 31, 2000. The sales increase in the second quarter of fiscal 2002 primarily reflected sales of the Company's new AutoSpect(TM) and ScanWorks(TM) products to Japanese customers. AutoGauge(TM) sales accounted for approximately 65% of net automotive sales in the second quarter of fiscal 2002 compared to approximately 72% in the same period a year ago. AutoGuide(TM) sales accounted for 5% of net automotive sales in both the current and prior year quarter. AutoSpect(TM) sales accounted for 3% of net sales in the quarter ended December 31, 2001 compared to 2% one year ago. Technology Component sales of NCA and ScanWorks(TM) accounted for 16% of net sales in the quarter ended December 31, 2001 compared to 17% one year ago. Other product sales and training and service accounted for the remainder of net sales in both years.

Industrial Businesses - At the present time, the Industrial Businesses segment's principal market is the Forest Products industry. Sales in the second quarter of fiscal 2002 were $1.8 million, down $2.6 million from the same period last year primarily due to the continuing low softwood lumber prices and overall caution following the events of September 11 that have caused customers to postpone capital spending decisions.

Bookings & Backlog - New order bookings for the three months ended December 31, 2001, were $9.0 million compared to $14.2 million in 2000. During the second quarter of fiscal 2002, a European automotive customer cancelled a $1.2 million order that had been received and shown as a booking in the first quarter of fiscal 2002 resulting in net bookings of $7.7 million for the current quarter. The Automotive bookings, net of the lost order, totaled $5.8 million in the fiscal 2002 quarter compared to

$10.4 million a year ago. The Company believes that the lower booking level is a result of the uncertainty that exists about the United States economy and has caused our North American automotive customers to delay some orders. During the quarter ended December 31, 2001, automotive bookings primarily represented 65% AutoGauge(TM), 16% NCA, 5% AutoSpect(TM), and 3% AutoGuide(TM). Automotive bookings for the comparable 2000 period primarily represented 64% AutoGauge(TM), 12% AutoSpect(TM), 7% AutoGuide(TM) and 4% NCA. Forest Products bookings were $1.9 million in the quarter ended December 31, 2001 compared to $3.8 million a year ago, which the Company believes reflected continuing low lumber prices and overall caution toward committing to capital spending following the events of September 11. Backlog at December 31, 2001 was $20.1 million. The current year backlog was adjusted to include $2.1 million of deferred revenue that resulted from the adoption of SAB 101 (see Note 2, Change in Accounting Principle). Backlog at December 31, 2000 was $21.7 million, or $24.6 on a SAB 101 adjusted basis. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Selling, General and Administrative (SG&A) Expenses - SG&A expenses increased $277,000 to $4.8 million in the quarter ended December 31, 2001, from $4.6 million in the comparable 2000 quarter. The increase was primarily attributable to higher costs in the Company's European operation, which had higher travel and personnel related costs to support their expanded sales activity. Cost reduction initiatives implemented domestically and in Asia offset approximately 35% of the increase.

Engineering, Research and Development (R&D) Expenses - Engineering and R&D expenses decreased $1.1 million from $3.2 million in the quarter ended December 31, 2000, to $2.1 million in the second quarter of fiscal 2002. The decrease in expenses reflected product development cost reduction initiatives implemented during the third and fourth quarter of fiscal 2001 that resulted in decreases in labor, contract design services and engineering supplies.

Other Income and Deductions - Foreign currency losses were approximately $200,000 higher in the current quarter compared to the quarter ended December 31, 2000 due to the decline in value of the euro and yen against the dollar. During the fiscal 2001 second quarter, the Company recorded a gain on sale of assets of $226,000 related to the sale of certain intellectual property and equipment acquired in 1998 when the Company purchased the assets of the Sonic group.

Income Taxes - Income tax expense for the current quarter ended December 31, 2001 reflected the mix of operating profit and loss among the Company's various operating entities. The income tax benefit for the quarter ended December 31, 2000 also reflected the mix of operating profit and loss among the Company's various operating entities as well as a favorable tax benefit of approximately $170,000 associated with a dividend distribution within the Company's European subsidiary.

Outlook - The operating results for the second quarter were slightly better than expected despite the uncertain business climate. The Company's customers in both business segments have numerous pending programs that would incorporate the Company's products to optimize performance but they have been cautious about committing to capital spending until the economic turnaround becomes clearer. This fact has resulted in the timing of new orders to be difficult to project. The Company now believes it may not be profitable for the 2002 fiscal year. The Company will continue its efforts to control spending. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statements.

               SIX MONTHS ENDED DECEMBER 31, 2001, COMPARED TO SIX
                         MONTHS ENDED DECEMBER 31, 2000

Overview - The Company reported a net loss of $1.1 million, or $0.13 per share, for the first half of fiscal 2002, compared to a net loss of $2.0 million, or $0.25 per share in the six months ended December 31, 2000, before the cumulative effect of the accounting change for revenue recognition (see Note 2 to the Consolidated Financial Statements). Net sales of $26.3 million for the six months ended December 31, 2001, were up $905,000, or 4%, compared to the prior year's sales of $25.3 million. The sales increase was attributable to higher sales in the Automotive Businesses segment that offset reduced sales in the Industrial Businesses segment. Automotive sales accounted for 90% of total sales during the first half of fiscal 2002 compared to 76% in the six months ended December 31, 2000. Industrial Businesses sales represented 10% of total sales for the six months ended December 31, 2001, compared to 24% in the same quarter of 2000. Gross profit for the first half of fiscal 2002 was 50.4% compared to 46.4% in the six months ended December 31, 2000. Approximately 75% of the increase in the gross profit percentage reflected higher domestic margins from the mix of product sold during the period by the Automotive business unit and favorable fixed overhead absorption from the higher sales level in fiscal 2002. Approximately 20% of the gross margin increase was primarily due to the Company's European operation that included favorable fixed overhead absorption from higher sales in the fiscal 2002 period and a favorable currency effect caused by the stronger euro, period over period. The remaining increase in gross margin related to the product mix sold in the Forest Products business unit. Operating expenses were down $1.5 million in the first half of fiscal 2002 compared to the six months ended December 31, 2000, primarily as a result of a $2.0 million decrease in engineering, research and development (R & D), expenses resulting from cost reduction initiatives implemented in the second half of fiscal 2001, mitigated by a $471,000 increase in selling, general and administrative expenses related primarily to higher labor and travel costs in Europe to support expanded sales opportunities.

Automotive - Sales in the first six months of fiscal 2002 increased $4.4 million to $23.6 million compared to $19.2 million for the six months ended December 31, 2000. Approximately half of the sales increase in the first six months of fiscal 2002 reflected sales due to the increase in domestic new tooling programs this year compared to last year at this time. One third of the increase came from higher sales in Europe with the balance of the increase coming from higher sales in Japan of the Company's new AutoSpect(TM) and ScanWorks(TM) products. AutoGauge(TM) sales accounted for approximately 64% of net automotive sales in the first half of fiscal 2002 compared to approximately 66% in the same period a year ago. AutoGuide(TM) sales accounted for approximately 5% of net automotive sales in both the current and prior year six-month periods. AutoSpect(TM) sales accounted for 3% of net sales in the six months ended December 31, 2001 compared to 4% one year ago. Technology Component sales of NCA and ScanWorks(TM) accounted for 17% of net sales in the six months ended December 31, 2001 compared to 18% one year ago. Other product sales and training and service accounted for the remainder of net sales in both years.

Industrial Businesses - At the present time, the Industrial Businesses segment's principal market is the Forest Products industry. Sales in the first half of fiscal 2002 were $2.7 million, down $3.5 million from the same period last year primarily due to the lower bookings level achieved in the last half of fiscal 2001 coupled with the continuing low softwood lumber prices and overall caution following the events of September 11 that have caused customers to postpone capital spending decisions.

Bookings & Backlog - New order bookings for both the six months ended December 31, 2001 and 2000, were $24.2 million. The Automotive bookings totaled $18.7 million in the fiscal 2002 first half, compared to $17.3 million a year ago. During the six months ended December 31, 2001, automotive bookings primarily represented 67% AutoGauge(TM), 11% NCA, 5% AutoSpect(TM), 5% AutoGuide(TM) and 6% ScanWorks(TM). Automotive bookings for the comparable 2000 period primarily represented 62% AutoGauge(TM), 11% AutoSpect(TM), 5% AutoGuide(TM) and 10% NCA. Forest Products bookings were $5.5 million in the six months ended December 31, 2001 compared to $6.9 million a year ago, which the Company believes reflected continuing low lumber prices and overall caution toward committing to capital spending following the events of September 11. Backlog at December 31, 2001, was $20.1 million. The current year backlog was adjusted to include $2.1 million of deferred revenue that resulted from the adoption of SAB 101 (see Note 2, Change in Accounting Principle). Backlog at December 31, 2000 was $21.7 million, or $24.6 on a SAB 101 adjusted basis. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Selling, General and Administrative (SG&A) Expenses - SG&A expenses increased $471,000 to $9.8 million in the six months ended December 31, 2001, from $9.3 million in the comparable 2000 period. The increase was primarily attributable to higher costs in the Company's European operation, which had higher travel and personnel related costs to support their expanded sales activity. Cost reduction initiatives implemented domestically and in Asia offset approximately 20% of this increase.

Engineering, Research and Development (R&D) Expenses - Engineering and R&D expenses decreased $2.0 million from $6.3 million in the six months ended December 31, 2000, to $4.3 million in the first half of fiscal 2002. The decrease in expenses reflected product development cost reduction initiatives implemented during the third and fourth quarter of fiscal 2001 that resulted in decreases in labor, contract design services and engineering supplies.

Other Income and Deductions - Foreign currency losses were approximately $160,000 higher in the current six-month period compared to the six months ended December 31, 2000 due to the decline in value of the euro and yen against the dollar. During the fiscal 2001 second quarter, the Company recorded a gain on sale of assets of $226,000 related to the sale of certain intellectual property and equipment acquired in 1998 when the Company purchased the assets of the Sonic group.

Income Taxes - Income tax expense for the current quarter ended December 31, 2001 reflects the mix of operating profit and loss among the Company's various operating entities. The income tax benefit for the quarter ended December 31, 2000 also reflects the mix of operating profit and loss among the Company's various operating entities as well as a favorable tax benefit of approximately $340,000 associated with a dividend distribution within the Company's European subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $6.1 million at December 31, 2001, compared to $6.7 million at June 30, 2001. The use of $580,000 in cash for the six-month period primarily related to repayments of $594,000 on the Company's bank borrowings and $255,000 of capital expenditures, which were offset by a favorable foreign currency effect of the euro that increased cash $263,000 in the six-month period.

Cash flow from operations broke even with a reduction in working capital offsetting the loss for the period. Inventories were reduced $2.3 million, primarily due to efforts by the Company to reduce the time between inventory receipt and shipment. Receivables, net of foreign translation adjustments, decreased $777,000 primarily as a result of higher cash collections. During the six-month period of fiscal 2002, the Company increased its reserve for allowance for doubtful accounts by a net $89,000. This net amount is made up of a $130,000 additional reserve recorded in the first quarter for domestic operations and a reversal in the second quarter of approximately $41,000 by the Company's European operations for items reserved in fiscal 2001 that were paid in fiscal 2002. Offsetting the decrease in inventories and net receivables was a decrease of $2.7 million in accounts payable and a net change of $330,000 in other current assets and liabilities that primarily reflected payments for liabilities accrued at June 30, 2001. During the six-month period of fiscal 2002, the Company disposed of $1.3 million of inventory that had been reserved for at June 30, 2001.

Financing activities during the quarter reflected net working capital repayments of $594,000. In September 2001, the Company replaced its existing Credit Agreement with two collateral-based Revolving Credit Facilities ("Revolver"):
"Facility A" in the principal amount of $17.0 million that expires on August 31, 2003 and "Facility B" in the principal amount of $1.5 million that expires on August 31, 2002. Proceeds under each Facility may be used for working capital and general corporate purposes. The aggregate principal amount outstanding at any one time under Facility A cannot exceed the lesser of $17.0 million or the Facility A borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, 35% of raw material located in the United States, and $4.8 million representing 80% of the appraised value of the Company's real property located in Plymouth, Michigan. The aggregate principal amount outstanding at any one time under Facility B cannot exceed the lesser of $1.5 million or the Facility B borrowing base which is 50% of finished goods inventory located in the United States. The collateral for both Facility A and B is substantially all U.S. assets of the Company, a pledge of 65% of the common stock of Perceptron B.V. owned by the Company and a pledge of 100% of the common stock of Perceptron GmbH owned by Perceptron B.V. Facility A can be designated as a Floating Rate Loan with interest calculated daily at 1/2% below the bank's prime rate which was 4.75% as of February 7, 2002 or as a Eurodollar Rate Loan with interest calculated daily at a Eurodollar Rate for the period chosen (approximately 3.5% as of February 7, 2002) if the Company achieves a ratio of funded debt to earnings before interest, taxes, depreciation, and amortization of less than 5:1. Interest on Facility B is calculated daily at the bank's prime rate plus 0.25%. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of Facility
A. The Credit Agreement prohibits the Company from paying dividends. In addition, Facility A contains various financial covenants that, among other things, restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, taxes, depreciation and amortization (EBITDA). The Company's EBITDA for the six months ended December 31, 2001 was below the level required by the financial covenant. The Company's bank waived the covenant default through December 31, 2001. In the event that the Company failed to satisfy the covenants contained in, or there was an event of default under, the Credit Facility, the lender has the right to not make further advances under, and to require the repayment of, the Credit Agreement. At December 31, 2001, the Company's borrowing base under Facility A was $15.4 million of which $13.0 million was outstanding. At December 31, 2001, the Company's borrowing base under Facility B was $749,000 of which none was outstanding.

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

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At December 31, 2001, the Company's percentage of sales commitments in non-U.S. currencies was 41.1% or $8.3 million.

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

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2002 and future revenue, order booking levels and earnings levels, the impact of the Company's cost reduction initiatives and the ability of the Company to fund its currently anticipated fiscal 2002 cash flow requirements. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the impact of lumber prices on capital spending in the Forest Products industry, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive and Forest Products industries, both of which have from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in these industries, variations in the amount of cost savings anticipated from the cost reduction initiatives, the impact of cost reduction initiatives on the Company's revenues, order bookings and earnings and the continued availability of the Company's current line of credit and the lender's continued willingness to waive violations of financial covenants under the line of credit in the event that the Company's future results do not satisfy such covenants. The Company's expectations regarding future bookings and revenues are based upon oral discussions with customers and are subject to change based upon a wide variety of factors, including economic conditions and system implementation delays. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on December 7, 2001 at which the following action was taken:

1. The Shareholders elected the following persons as the Company's Board of Directors, and the results of the vote on this matter were as follows:

     Name                           For          Withheld   Broker Non-Votes
     --------------------        ---------       --------   -----------------
     David J. Beattie            7,364,992        135,887         --
     Kenneth R. Dabrowski        7,309,870        191,009         --
     Philip J. DeCocco           7,364,992        135,887         --
     W. Richard Marz             7,364,992        135,887         --
     Robert S. Oswald            7,364,992        135,887         --
     Alfred A. Pease             7,232,260        268,619         --
     Terryll R. Smith            7,364,492        136,387         --

2. The Shareholders approved an amendment to the Company's 1992 Stock Option Plan, which extends the expiration date to make new grants under the 1992 Plan from April 20, 2002 to April 20, 2012. As to this proposal, 3,428,972 shares voted "for", 267,818 shares voted "against", and 761,922 shares "abstained" and 0 shares were "broker non-votes".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

         None

(B)      Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PERCEPTRON, INC.
                                 (Registrant)


Date:  February 11, 2002        By:   /S/ Alfred A. Pease
                                      ------------------------------------------
                                      Alfred A. Pease
                                      President and Chief Executive Officer


Date:  February 11, 2002        By:   /S/ John J. Garber
                                      ------------------------------------------
                                      John J. Garber
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)


Date:  February 11, 2002        By:   /S/ Sylvia M. Smith
                                      ------------------------------------------
                                      Sylvia M. Smith
                                      Controller and Chief Accounting Officer
                                      (Principal Accounting Officer)