Form 10-Q
period 2002-03-31
PERCEPTRON INC/MI
filed 2002-05-15
CIK 887226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.


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

The number of shares outstanding of each of the issuer's classes of common stock as of May 7, 2002, was:

         Common Stock, $0.01 par value                       8,232,411
         -----------------------------                --------------------------
                      Class                               Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002



                                                                           PAGE
                                                                          NUMBER

COVER                                                                        1

INDEX                                                                        2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                                3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk         17

PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K                                   17

SIGNATURES                                                                  18

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                          MARCH 31,          JUNE 30,
(In Thousands, Except Per Share Amounts)                                                    2002               2001
                                                                                          --------           --------
                                                                                        (Unaudited)

ASSETS
         CURRENT ASSETS
            Cash and cash equivalents                                                     $  8,278           $  6,680
            Receivables:
                Billed receivables, net of allowance for doubtful accounts                  17,780             17,334
                   of $936 and $734, respectively
                Unbilled and other receivables                                               1,333              3,645
            Inventories, net of reserves of $1,348 and $2,038, respectively                  9,387             15,136
            Net assets of discontinued operations (Note 2)                                      --              6,547
            Deferred taxes and other current assets                                          1,857              1,129
                                                                                          --------           --------
                Total current assets                                                        38,635             50,471
                                                                                          --------           --------


         PROPERTY AND EQUIPMENT
            Building and land                                                                6,004              6,004
            Machinery and equipment                                                          8,236              7,954
            Furniture and fixtures                                                           1,061              1,061
                                                                                          --------           --------
                                                                                            15,301             15,019
            Less - Accumulated depreciation and amortization                                (6,907)            (6,193)
                                                                                          --------           --------
                Net property and equipment                                                   8,394              8,826
                                                                                          --------           --------

         OTHER ASSETS
            Deferred tax asset and other                                                     8,331              6,950
                                                                                          --------           --------
                Total other assets                                                           8,331              6,950
                                                                                          --------           --------

         TOTAL ASSETS                                                                     $ 55,360           $ 66,247
                                                                                          ========           ========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES
            Accounts payable                                                              $  2,132           $  5,062
            Accrued liabilities and expenses                                                 4,436              3,551
            Deferred revenue                                                                 1,704              2,069
            Notes Payable (Note 5)                                                           8,501             13,615
            Income taxes payable                                                               502                273
            Accrued compensation                                                               295                342
                                                                                          --------           --------
                Total current liabilities                                                   17,570             24,912
                                                                                          --------           --------

         LONG-TERM LIABILITIES
            Notes payable                                                                    1,040              1,040
                                                                                          --------           --------
                Total long-term liabilities                                                  1,040              1,040
                                                                                          --------           --------
                Total liabilities                                                           18,610             25,952
                                                                                          --------           --------

       SHAREHOLDERS' EQUITY
            Preferred stock - no par value, authorized 1,000 shares, issued none                --                 --
            Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,232 and 8,185 at March 31, 2002 and
                June 30, 2001, respectively                                                     82                 82
            Accumulated other comprehensive income (loss) (Note 6)                          (5,129)            (5,505)
            Additional paid-in capital                                                      41,120             41,056
            Retained earnings                                                                  677              4,662
                                                                                          --------           --------
                Total shareholders' equity                                                  36,750             40,295
                                                                                          --------           --------
         TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                                $ 55,360           $ 66,247
                                                                                          ========           ========


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                          MARCH 31,                              MARCH 31,
(In Thousands, Except Per Share Amounts)                           2002               2001               2002               2001
                                                                 --------           --------           --------           --------
NET SALES                                                        $  9,846           $  8,790           $ 33,400           $ 27,951

COST OF SALES                                                       4,913              5,415             16,471             15,190
                                                                 --------           --------           --------           --------
         GROSS PROFIT                                               4,933              3,375             16,929             12,761
                                                                 --------           --------           --------           --------

OPERATING EXPENSES
         Selling, general and administrative                        3,620              3,418             10,727             10,024
         Engineering, research and development (Note 7)             1,579              3,506              4,831              8,092
         Restructuring Charge (Note 7)                                251                191                251                191
                                                                 --------           --------           --------           --------
            Total operating expenses                                5,450              7,115             15,809             18,307
                                                                 --------           --------           --------           --------

         OPERATING INCOME (LOSS)                                     (517)            (3,740)             1,120             (5,546)
                                                                 --------           --------           --------           --------

OTHER INCOME AND (DEDUCTIONS)
         Interest expense                                            (129)              (171)              (466)              (384)
         Interest income                                               46                 37                 96                115
         Foreign currency and other                                    (4)                22               (177)               (27)
                                                                 --------           --------           --------           --------
            Total other income and (deductions)                       (87)              (112)              (547)              (296)
                                                                 --------           --------           --------           --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                (604)            (3,852)               573             (5,842)

INCOME TAX EXPENSE (BENEFIT)                                         (384)            (1,387)               (86)            (2,518)
                                                                 --------           --------           --------           --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                             (220)            (2,465)               659             (3,324)
                                                                 --------           --------           --------           --------

DISCONTINUED OPERATIONS
         Income (loss) from Forest Products business
           unit, net of $341, $425, $1,038 and $1,109,
           respectively, of taxes (Note 2)                         (1,286)              (928)            (3,236)            (2,118)

         Loss on sale of Forest Products business unit,
           net of $678 of taxes (Note 2)                           (1,408)                --             (1,408)                --
                                                                 --------           --------           --------           --------
            Total discontinued operations                          (2,694)              (928)            (4,644)            (2,118)
                                                                 --------           --------           --------           --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE  IN ACCOUNTING PRINCIPLE                                  (2,914)            (3,393)            (3,985)            (5,442)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF $764 OF TAXES (NOTE 3)                             --                 --                 --             (1,333)
                                                                 --------           --------           --------           --------
NET INCOME (LOSS)                                                $ (2,914)          $ (3,393)          $ (3,985)          $ (6,775)
                                                                 ========           ========           ========           ========

BASIC EARNINGS (LOSS) PER COMMON SHARE
         Income (loss) from continuing operations                ($  0.03)          ($  0.30)          $   0.08           ($  0.41)
         Discontinued operations                                    (0.32)             (0.11)             (0.57)             (0.26)
         Change in accounting principle                              0.00               0.00               0.00              (0.16)
                                                                 --------           --------           --------           --------
         Net income (loss)                                       ($  0.35)          ($  0.41)          ($  0.49)          ($  0.83)
                                                                 ========           ========           ========           ========

DILUTED EARNINGS (LOSS) PER COMMON SHARE
         Income (loss) from continuing operations                ($  0.03)          ($  0.30)          $   0.08           ($  0.41)
         Discontinued operations                                    (0.32)             (0.11)             (0.57)             (0.26)
         Change in accounting principle                              0.00               0.00               0.00              (0.16)
                                                                 --------           --------           --------           --------
         Net income (loss)                                       ($  0.35)          ($  0.41)          ($  0.49)          ($  0.83)
                                                                 ========           ========           ========           ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         Basic                                                      8,232              8,182              8,201              8,176
         Dilutive effect of stock options                              --                 --                  1                 --
                                                                 --------           --------           --------           --------
         Diluted                                                    8,232              8,182              8,202              8,176
                                                                 ========           ========           ========           ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                                 MARCH 31,
(In Thousands)                                                                           2002                2001
                                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                             $ (3,985)          $ (6,775)
         Adjustments to reconcile net income (loss) to net cash provided from
            (used for) operating activities:
                Discontinued operations (Note 2)                                          4,644              2,118
                Depreciation and amortization                                               828              1,028
                Deferred income taxes                                                    (1,423)            (4,947)
                Other                                                                        86              1,507
                Changes in assets and liabilities, exclusive of changes shown
                   separately                                                             2,714              2,382
                                                                                       --------           --------
                   Net cash provided from (used for) operating activities                 2,864             (4,687)
                                                                                       --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Revolving credit borrowings                                                     21,761             24,810
         Revolving credit repayments                                                    (26,875)           (14,865)
         Proceeds from stock plans                                                           65                 42
                                                                                       --------           --------
                   Net cash provided from (used for) financing activities                (5,049)             9,987
                                                                                       --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                              (269)            (1,099)
         Proceeds from sale of Forest Products assets (Note 2)                            4,607                 --
         Cash used for discontinued operations (Note 2)                                    (712)            (3,669)
                                                                                       --------           --------
                   Net cash provided from (used for) investing activities                 3,626             (4,768)
                                                                                       --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                157               (412)
                                                                                       --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 1,598                120
CASH AND CASH EQUIVALENTS, JULY 1                                                         6,680              5,947
                                                                                       --------           --------
CASH AND CASH EQUIVALENTS, MARCH 31                                                    $  8,278           $  6,067
                                                                                       ========           ========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
         Receivables, net                                                              $  2,226           $  4,369
         Inventories                                                                      3,865             (1,527)
         Accounts payable                                                                (2,930)              (558)
         Other current assets and liabilities                                              (447)                98
                                                                                       --------           --------
                                                                                       $  2,714           $  2,382
                                                                                       ========           ========



The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year's financial statements to conform with the fiscal year 2002 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary, including normal recurring adjustments and restatements for discontinued operations (see
Note 2 below) and the effect of the change in accounting principle (see Note 3 below), for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2.     DISCONTINUED OPERATIONS

On March 15, 2002, the Company sold substantially all of the assets of its Forest Products business unit and the assumption of certain liabilities by the Purchaser for $4.6 million in cash at closing and a promissory note for approximately $343,000. The disposal of the Forest Products business unit resulted in an after-tax loss of approximately $1.4 million.

The operations of the Forest Products business unit have been reported separately as a component of discontinued operations. Prior year consolidated financial statements have been restated to present the Forest Products business unit as a discontinued operation. Corporate interest expense has been allocated to discontinued operations based on the ratio of the net assets of the Forest Products business unit to the consolidated net assets of the Company, excluding the net assets of the European subsidiaries. The European subsidiaries were excluded because they were cash flow positive and did not directly use the proceeds from the debt outstanding during the periods covered by the financial statements. The interest allocation had the effect of increasing the net loss from discontinued operations for the three and nine months ended March 31, 2002 by $20,000 and $73,000, respectively. For fiscal year 2001, the interest allocation had the effect of increasing the net loss from discontinued operations for the three and nine months ended March 31, 2001 by $41,000 and $89,000, respectively.

In conjunction with the sale of the Company's Forest Product business unit, the Company amended its Credit Agreement with Bank One, dated September 24, 2001 to allow for the sale of assets to the Purchaser and to reduce the aggregate principal amount of the Credit Agreement from $18.5 million to $13.5 million.

3.     CHANGE IN ACCOUNTING PRINCIPLE

During the fourth quarter of fiscal 2001, the Company adopted, retroactive to July 1, 2000, the guidelines prescribed by the Securities and Exchange Commission ("SEC") in Staff Accounting Bulletin No. 101, ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, the Company recognized revenue from the sales of products upon shipment, and accrued for any costs of installation not completed. The Company accounted for contractual acceptance terms based upon probable achievement of meeting the acceptance criteria. Under the new accounting method, the Company recognizes the portion of revenue from the sales of products upon shipment when both title and risk of loss pass to the customer and defers the greater of the fair value or the contractual holdback of any undelivered elements, such as installation services, until the undelivered elements are completed. The third quarter and nine months ended March 31, 2001 were restated to reflect the change in accounting and the cumulative effect of the change in accounting principle on prior years. The cumulative effect of the change in accounting principle resulted in a charge to income of $1.3 million (net of income taxes of $764,000) or $.16 per diluted share.

4.     INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out ("FIFO") method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is released. During the nine months ended March 31, 2002, the Company disposed of $1.3 million of inventory that had been reserved for at June 30, 2001. Inventory, net of reserves, is comprised of the following (in thousands):

                                       MARCH 31,          JUNE 30,
                                         2002               2001
                                    ----------------   ----------------
            Component Parts         $          4,934   $          7,791
            Work In Process                    2,038              1,627
            Finished Goods                     2,415              5,718
                                    ----------------   ----------------
            Total                   $          9,387   $         15,136
                                    ================   ================

5.     CREDIT FACILITIES

In September 2001, the Company entered into a collateral-based $1.5 million line of credit (Facility B) that expires August 31, 2002. Facility B can be used to finance working capital needs and for general corporate purposes. Any borrowings will bear interest at 1/4% above the bank's prime rate (4.75% as of May 7, 2002). The aggregate principal amount outstanding at any one time cannot exceed the lesser of $1.5 million or the borrowing base, which is 50% of finished goods inventory located in the United States. At March 31, 2002, the Company's borrowing base under Facility B was $407,000 of which none was outstanding.

In September 2001, the Company replaced its existing $15.0 million Credit Agreement with a new collateral-based Revolving Line of Credit Agreement (Facility A) that expires on August 31, 2003. Facility A's original value was $17.0 million and was subsequently reduced to $12.0 in March 2002 in connection with the sale of substantially all of the assets of the Company's Forest Products business unit. Proceeds under Facility A may be used for working capital and general corporate purposes and can be designated as a Floating Rate Loan or as a Eurodollar Rate Loan if the Company achieves a ratio of funded debt to earnings before interest, taxes, depreciation, and amortization of less than 5:1. Interest on Floating Rate borrowings is calculated daily at 1/2% below the bank's prime rate (4.75% as of May 7, 2002) and is payable on the last day of each month. Interest on Eurodollar Rate borrowings would be calculated at a Eurodollar Rate for the period chosen (approximately 3.5% as of April 29, 2002) and would be payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of Facility A. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $12.0 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, 35% of raw material located in the United States, and $4.8 million representing 80% of the appraised value of the Company's real property located in Plymouth, Michigan. The collateral for Facility A and B is substantially all U.S. assets of the Company, a pledge of 65% of the common stock of Perceptron B.V. owned by the Company and a pledge of 100% of the common stock of Perceptron GmbH owned by Perceptron B.V. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement contains various financial covenants that, among other things, restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, taxes, depreciation and amortization (EBITDA). The Company's EBITDA for the nine months ended March 31, 2002 was below the level required by the financial covenant. The Company's bank waived the covenant default through March 31, 2002. In the event that the Company failed to satisfy the covenants contained in, or there was an event of default under, the Credit Facility, the lender has the right to not make further advances under, and to require the repayment of, the Credit Agreement. At March 31, 2002, the Company's borrowing base under Facility A was $11.3 million of which $8.5 million was outstanding.

6.     COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

THREE MONTHS ENDED MARCH 31,                           2002               2001
                                                 ----------------   ----------------
Net Income (Loss)                                $        (2,914)   $        (3,393)
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments                 (361)            (1,042)
                                                 ----------------   ----------------
Total Comprehensive Income (Loss)                $        (3,275)   $        (4,435)
                                                 ================   ================

NINE MONTHS ENDED MARCH 31,                           2002                2001
                                                 ----------------   -----------------
Net Income (Loss)                                $        (3,985)   $         (6,775)
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments                  376              (1,347)
                                                 ----------------   -----------------
Total Comprehensive Income (Loss)                $        (3,609)   $         (8,122)
                                                 ================   =================


7.     RESTRUCTURING CHARGE

The Company recorded a $251,000 restructuring charge during the third quarter of fiscal 2002 for the estimated separation costs associated with a work force reduction of 22 employees at the Company's Plymouth headquarters. In the third quarter of fiscal 2001, the Company recorded a $1.6 million restructuring charge, of which $1.3 million was related to continuing operations and approximately $345,000 related to the discontinued operations of the Forest Products business unit. Approximately

$1.1 million of the continuing operations charge was recorded to engineering, research and development and related to a reserve for write-offs of inventory and capital assets that were purchased to support product development projects that were either stopped or put on hold and for which it was determined that alternative uses were no longer available. The balance totaling $191,000 was recorded as a restructuring charge and primarily related to closing a leased facility. Of the $345,000 charged to discontinued operations, approximately 60% related to write-offs of product development inventory and approximately 40% related to closing a leased facility.

8.     EARNINGS PER SHARE

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

Options to purchase 1,719,000 and 1,411,000 shares of common stock were outstanding in the three months ended March 31, 2002 and 2001, respectively, and were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 1,870,000 and 1,425,000 shares of common stock were outstanding in the nine months ended March 31, 2002 and 2001, respectively, and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

9.     FOREIGN EXCHANGE CONTRACTS

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

10.    COMMITMENTS AND CONTINGENCIES

The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than the matters discussed in the Company's 2001 Annual Report on Form 10-K.

On February 11, 2002, the Company settled a suit filed by Analog Technologies, Inc. ("ATI") by paying $40,000 and agreeing to pay royalties to ATI if the Company incorporates certain technology elements in its products. The royalty payment would be $5.00 per sensor, limited to a maximum of 50,000 sensors.

11.    SEGMENT INFORMATION

In March 2002, the Company sold its Forest Products business unit, which was essentially all of the operations reported under the Industrial Businesses segment. As a result, the Company's remaining business is substantially all in the global automotive market and its business segment is the automotive industry. Previous periods have been restated on the face of the financial statements to show the Forest Products business unit as a discontinued operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

       THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Overview - On March 15, 2002 the Company announced the sale of its Forest Products business unit (FPBU) pursuant to a certain Asset Purchase Agreement by and among U.S. Natural Resources, Inc. (the "Purchaser"), Nanoose Systems Corporation, Trident Systems Inc. and the Company, dated March 13, 2002. Details of the sale are disclosed in the Form 8-K submitted by the Company to the Securities and Exchange Commission on March 29, 2002. FPBU operating results for the quarters ended March 31, 2002 and 2001, net losses of $1.3 million and $928,000 respectively, were reported as discontinued operations. In addition, the Company recorded a net loss of $1.4 million related to the sale of FPBU in the quarter ended March 31, 2002. The Company reported a net loss from continuing operations of $220,000, or $0.03 per share, including a $251,000 pre-tax restructuring charge for estimated employee separation costs for the third quarter of fiscal 2002, compared to a net loss from continuing operations of $2.5 million, or $0.30 per share, including a $1.3 million pre-tax charge related to restructuring and write-off of research and development ("R&D") costs for the quarter ended March 31, 2001. Net sales of $9.8 million for the three months ended March 31, 2002, were up $1.0 million, compared to the prior year's sales of $8.8 million. The sales increase was primarily attributable to higher sales of AutoGauge(TM) systems in North America. Gross profit for the third quarter of fiscal 2002 was 50.1% compared to 38.4% for the same period one year ago. The increase in the gross profit percentage primarily reflected higher margins related to a favorable product mix and reduced manufacturing labor and overhead costs that resulted from the restructuring implemented in the fourth quarter of fiscal 2001. Operating expenses were down $1.7 million in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 because operating expenses for the third quarter of fiscal 2001 included a $1.1 million charge to engineering and R&D to write-off certain product development costs. In addition this year's operating expenses were lower due primarily to work force reductions that were initiated during the fourth quarter of fiscal 2001 as part of the restructuring plan.

Sales -- Due to the sale of FPBU the Company's remaining business is substantially all in the global automotive market, and its business segment is the automotive industry. The $1.0 million sales increase in the third quarter of fiscal 2002 compared with fiscal 2001 was due to the following changes by systems product category: AutoGauge(TM) sales of $6.6 million were up $1.1 million compared to the same period a year ago and accounted for approximately 67% of sales in the third quarter of fiscal 2002 compared to approximately 63% in the same period of fiscal 2001, AutoGuide(TM) sales of $.4 million were down $.5 million compared to the same period a year ago and accounted for 4% of sales in the current quarter compared with 10% last year, AutoSpect(TM) sales of $.4 million were up $.2 million compared to the same period a year ago and accounted for 4% of sales in the quarter ended March 31, 2002 compared to 3% of sales one year ago. Technology Component sales of NCA and ScanWorks(TM) of $1.7 million were up $.1 million compared to the same period a year ago and accounted for 17% of sales in the quarter ended March 31, 2002 compared to 18% one year ago. Other product sales and training and service accounted for the remainder of sales in both years.

Bookings & Backlog -- The Company had new order bookings of $9.0 million during the quarter, compared with new order bookings of $7.1 million in the second quarter of fiscal 2002 and $11.0 million for the same period one year ago. The Company's backlog was $14.1 million as of March 31, 2002. The current year backlog was adjusted to include $2.1 million of deferred revenue that resulted from the adoption of SAB 101 (see Note 3, Change in Accounting Principle). Backlog at March 31, 2001 was $19.2 million, or $21.5 million on a SAB 101 adjusted basis. For the quarter ended March 31, 2002, bookings were principally as follows; 59% AutoGauge(TM), 19% NCA, 10% ScanWorks(TM), 6% AutoSpect(TM), and 2% AutoGuide(TM) and for the comparable period of fiscal 2001 bookings were principally as follows; 72% AutoGauge(TM), 1% AutoSpect(TM), 5% AutoGuide(TM) and 13% NCA.

Selling, General and Administrative (SG&A) Expenses -- SG&A expenses increased $202,000 to $3.6 million in the quarter ended March 31, 2002, from $3.4 million in the comparable quarter of fiscal 2001. Approximately 55% of the increase was attributable to higher costs in Europe related to bad debt expense, rent and personnel related costs. Approximately 45% of the increase came from domestic operations and related to higher legal fees and medical benefit costs that were mitigated by lower personnel related costs as a result of the workforce reduction that was initiated in the fourth quarter of fiscal 2001.

Engineering, Research and Development (R&D) Expenses -- Engineering and R&D expenses decreased $1.9 million from $3.5 million in the quarter ended March 31, 2001, to $1.6 million in the third quarter of fiscal 2002. The decrease in expenses reflected product development cost reduction initiatives implemented during the third and fourth quarter of fiscal 2001 that resulted in decreases in labor, contract design services and engineering supplies and the year-over-year difference associated with the $1.1 million charge for certain product development projects written-off in the third quarter of fiscal 2001.

Restructuring Charge -- The Company recorded a $251,000 restructuring charge during the third quarter of fiscal 2002 for the estimated separation costs associated with a work force reduction of 22 employees at the Company's Plymouth headquarters. The Company expects this restructuring to reduce annual operating expenses by approximately $1.5 million and to position the Company to be profitable at a lower sales level. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statement. In the third quarter of fiscal 2001, the Company recorded a restructuring charge of $191,000 related to the closing of a leased facility (see also Engineering, Research and Development (R&D) Expenses). Discontinued operations for fiscal 2001 includes restructuring costs of $345,000 representing approximately 60% related to write-offs of product development inventory and 40% for the closing of a leased facility.

Income Taxes -- The income tax benefit for the current quarter ended March 31, 2002 reflected the mix of operating profit and loss among the Company's various operating entities as well as a favorable tax benefit of approximately $170,000 associated with a dividend distribution within the Company's European subsidiary. The income tax benefit for the quarter ended March 31, 2001 also reflected the mix of operating profit and loss among the Company's various operating entities.

Outlook -- The uncertain business climate makes it difficult to forecast the timing of new orders, but the Company's customers are continuing to invest in technology that helps them improve quality. The Company is working on several large prospective orders that it believes will result in higher new order bookings in the fourth quarter of fiscal 2002 when compared with the second and third quarters of fiscal 2002. In addition the Company believes that cost reduction initiatives over the past year will enable it to break-even or be slightly profitable at annual sales levels in excess of approximately $43 million. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statements.

       NINE MONTHS ENDED MARCH 31, 2002, COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

Overview - FPBU operating results, net losses of $3.2 million and $2.1 million, for the nine-month periods ended March 31, 2002 and 2001, respectively, were reported as discontinued operations. The Company reported net income from continuing operations of $659,000, or $0.08 per share, for the nine- month period ended March 31, 2002, compared to a net loss of $3.3 million, or $0.41 per share, for the nine-month period ended March 31, 2001. Net sales of $33.4 million for the nine-month period ended March 31, 2002, were up $5.4 million, or 19%, compared to the prior year's sales of $28.0 million. The sales increase was primarily due to higher sales of AutoGauge(TM) systems in North America and Europe that were approximately $22.1 million this year, up $3.6 million from last year, and to growing acceptance of ScanWorks(TM), a Technology Component product that was introduced last year and has experienced sales growth from approximately $600,000 last year to $2.4 million this year. The year-to-date gross profit percentage of 50.6% was up 5.0% compared with last year due to the favorable mix of product sold during the period, favorable fixed overhead absorption from the higher sales level in fiscal 2002 and lower labor and overhead costs that resulted from the restructurings that were implemented last year. Operating expenses were down $2.5 million for the nine month period ended March 31, 2002 compared with last year, primarily as a result of a $3.3 million decrease in engineering and R&D expenses resulting from cost reduction initiatives implemented in the second half of fiscal 2001 and a $1.1 million charge to R&D when certain product development costs were written-off in the third quarter of fiscal 2001. The significant reduction in R&D expenses was partially offset by a $703,000 increase in selling, general and administrative expenses as described below.

Sales -- The sales increase of $5.4 million in the first nine months of fiscal 2002 million compared with the same period one year ago was due to the following changes by product category; AutoGauge(TM) sales of $22.1 million were up $3.6 million compared to the same period a year ago and accounted for approximately 66% of sales in the third quarter of fiscal 2002 compared to approximately 61% in the same period of fiscal 2001, AutoGuide(TM) sales of $1.4 million were down $.5 million compared to the same period a year ago and accounted for 4% of sales in the current quarter compared with 7% last year, AutoSpect(TM) sales of $1.2 million were up $.3 million compared to the same period a year ago and accounted for 4% of sales in the quarter ended March 31, 2002 compared to 3% in the same period of fiscal 2001. Technology Component sales of NCA and ScanWorks(TM) of $5.7 million were up $1.7 million compared to the same period a year ago and accounted for 17% of net sales in the quarter ended March 31, 2002 compared to 14% one year ago. Other product sales and training and service accounted for the remainder of net sales in both years.

Bookings & Backlog -- New order bookings for the nine month period ended March 31, 2002 were $28.9 million compared with $28.3 million for the nine month period ended March 31, 2001. During the nine months ended March 31, 2002, bookings primarily represented 64% AutoGauge(TM), 13% NCA, 5% AutoSpect(TM), 5% AutoGuide(TM) and 7% ScanWorks(TM). Bookings for the comparable 2001 period primarily represented 65% AutoGauge(TM), 12% NCA, 8% AutoSpect(TM) and 5% AutoGuide(TM). Backlog at

March 31, 2002, was $14.1 million. The current year backlog was adjusted to include $2.1 million of deferred revenue that resulted from the adoption of SAB 101 (see Note 3, Change in Accounting Principle). Backlog at March 31, 2001 was $19.2 million, or $21.5 million on a SAB 101 adjusted basis. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Selling, General and Administrative (SG&A) Expenses -- SG&A expenses increased by $703,000 to $10.7 million in the nine months ended March 31, 2002, from $10.0 million in the comparable 2001 period. The increase was primarily attributable to higher costs in Europe related to labor, rent, travel, bad debt and legal expenses. Costs incurred in North America reflected a decrease in personnel related costs and depreciation that were mitigated by increased medical benefit costs and legal fees.

Engineering, Research and Development (R&D) Expenses -- Engineering and R&D expenses decreased $3.3 million from $8.1 million in the nine months ended March 31, 2001, to $4.8 million in the nine months ended March 31, 2002. The significant decrease in expenses reflected $2.2 million of lower costs that resulted from cost reduction initiatives related to engineering manpower and materials that were implemented in the second half of fiscal 2001 and a $1.1 million charge to R&D when certain product development costs were written-off in the third quarter of fiscal 2001.

Other Income and Deductions -- For the nine-month period, net deductions increased $251,000 primarily from increased net foreign currency losses of approximately $150,000 due to the decline in value of the euro and yen against the dollar in the current period compared to the previous year. Interest expense was also $82,000 higher in the current period as a result of the higher level of debt the Company had outstanding.

Income Taxes -- Income tax expense for both periods reflected the mix of operating profit and loss among the Company's various operating entities and the effective tax rates in those countries. Both periods also included tax credits associated with a dividend distribution within the Company's European subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $8.3 million at March 31, 2002, compared to $6.7 million at June 30, 2001. The increase in cash primarily reflected a net decrease in working capital employed within the Company's European subsidiaries primarily due to improved collections of accounts receivables. The European subsidiaries had cash and cash equivalents of $7.7 million at March 31, 2002, compared to $6.0 at June 30, 2001. Cash received of $4.6 million from the sale of the Company's FPBU and other net cash flow from domestic operations was applied to bank debt. This resulted in bank debt being reduced by $5.1 million from $13.6 million at June 30, 2001 to $8.5 million at March 31, 2002.

Cash flow from operations, after adjusting for the $4.6 million loss from discontinued operations and non-cash items, increased $2.9 million primarily due to working capital reductions. Inventories were reduced $3.9 million, primarily due to efforts by the Company to reduce the time between inventory receipt and shipment. Receivables, net of foreign translation adjustments, decreased $2.2 million primarily as a result of higher cash collections. During the nine-month period of fiscal 2002, the Company increased its reserve for allowance for doubtful accounts by a net amount of $202,000. This amount is made up of an approximately $247,000 increase in the reserve for doubtful accounts and a reversal of approximately $45,000 by the Company's European operations for items reserved in fiscal 2001 that were paid in fiscal 2002. Offsetting the decrease in inventories and net receivables was a decrease of $2.9 million in accounts payable and a net change of $447,000 in other current assets and liabilities that primarily reflected payments for liabilities accrued at June 30, 2001. During the nine-month period of fiscal 2002, the Company disposed of $1.3 million of inventory that had been reserved for at June 30, 2001.

Financing activities during the fiscal 2002 nine-month period reflected net revolving credit repayments of $5.1 million principally from the $4.6 million proceeds received in connection with the sale of the Company's FPBU. In September 2001, the Company replaced its existing Credit Agreement with two collateral-based Revolving Credit Facilities ("Revolver"): "Facility A" in the principal amount of $17.0 million that expires on August 31, 2003 and "Facility B" in the principal amount of $1.5 million that expires on August 31, 2002. Concurrent with the Company's sale of its Forest Product Business Unit effective March 13, 2002, Facility A was amended to reflect a reduction in the collateral-based Revolving Line of Credit Agreement from $17.0 million to $12.0 million to offset the collateral-based assets that were sold. Proceeds under each Facility may be used for working capital and general corporate purposes. The aggregate principal amount outstanding at any one time under Facility A cannot exceed the lesser of $12.0 million or the Facility A borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, 35% of raw material located in the United States, and $4.8 million representing 80% of the appraised value of the Company's real property located in Plymouth, Michigan. The aggregate principal amount outstanding at any one time under Facility B cannot exceed the lesser of $1.5 million or the Facility B borrowing base which is 50% of finished goods inventory located in the United States. The collateral for both Facility A and B is substantially all U.S. assets of the Company, a pledge of 65% of the common stock of Perceptron B.V. owned by the Company and a pledge of 100% of the common stock of Perceptron GmbH owned by Perceptron B.V. Facility A can be designated as a Floating Rate Loan with interest calculated daily at 1/2% below the bank's prime rate which was 4.75% as of May 7, 2002 or as a Eurodollar Rate Loan with interest calculated daily at a Eurodollar Rate for the period chosen (approximately 3.5% as of April 29, 2002) if the Company achieves a ratio of funded debt to earnings before interest, taxes, depreciation, and amortization of less than 5:1. Interest on Facility B is calculated daily at the bank's prime rate plus 0.25%. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of Facility A. The Credit Agreement prohibits the Company from paying dividends. In addition, Facility A contains various financial covenants that, among other things, restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, taxes, depreciation and amortization (EBITDA). The Company's EBITDA for the nine months ended March 31, 2002 was below the level required by the financial covenant. The Company's bank waived the covenant default through March 31, 2002. In the event that the Company failed to satisfy the covenants contained in, or there was an event of default under, the Credit Facility, the lender has the right to not make further advances under, and to require the repayment of, the Credit Agreement. At March 31, 2002, the Company's borrowing base under Facility A was $11.3 million of which $8.5 million was outstanding. At March 31, 2002, the Company's borrowing base under Facility B was $407,000 of which none was outstanding.

Cash flow from investing activities reflects the proceeds of $4.6 million received in March 2002 for the sale of substantially all of the assets of the Forest Products business unit and the assumption of certain liabilities by the Purchaser. These proceeds were applied to reduce debt outstanding. Cash used by the Forest Products business unit totaled $712,000 and capital expenditures used $269,000 in the current nine-month period.

The Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated fiscal 2002 cash flow requirements. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statements.

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

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At March 31, 2002, the Company's percentage of sales commitments in non-U.S. currencies was 42.4% or $6.0 million.

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

INTEREST RATE RISK

The Company is subject to interest rate risk in connection with borrowings under its variable rate revolving line of credit and from fixed rate debt assumed in conjunction with the purchase of ultrasound intellectual property in October 1998. The Company's exposure to interest rate risk arises primarily from changes in the prime rate and changes in Eurodollar rates in the London interbank market. The Company would not expect its operating results or cash flows to be affected to any significant degree by a hypothetical 10 percent change in market interest rates. See Note 5 of "Notes to Consolidated Statements" for a description of the Company's outstanding debt.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations for transactions initiated after June 30, 2001. SFAS 141 also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. The adoption of this statement does not impact the Company's consolidated financial statements.

In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Intangible Assets", which supersedes APB Opinion No. 17, "Intangible Assets". Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for fiscal years beginning after December 15, 2001, but earlier adoption is permitted. The adoption of this statement does not impact the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for fiscal years beginning after December 15, 2001, but earlier adoption is permitted. The adoption of this statement does not impact the Company's consolidated financial statements.

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2002 and future sales, order booking levels and earnings levels, the impact of the Company's cost reduction initiatives, the annual sales level at which the Company expects to be profitable and the ability of the Company to fund its currently anticipated fiscal 2002 cash flow requirements. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive industry, which has from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in this industry, variations in the amount of cost savings anticipated from the cost reduction initiatives, the impact of cost reduction initiatives on the Company's revenues, order bookings and earnings and the continued availability of the Company's current line of credit and the lender's continued willingness to waive violations of financial covenants under the line of credit in the event that the Company's future results do not satisfy such covenants. The Company's expectations regarding future bookings and revenues are based upon oral discussions with customers and are subject to change based upon a wide variety of factors, including economic conditions and system implementation delays. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Information".

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 11, 2002, the Company settled a suit filed by Analog Technologies, Inc. ("ATI") by paying $40,000 and agreeing to pay royalties to ATI if the Company incorporates certain technology elements in its products. The royalty payment would be $5.00 per sensor, limited to a maximum of 50,000 sensors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)   Exhibits

         2.1 Asset Purchase Agreement by and among U.S. Natural Resources, Inc., Nanoose Systems Corporation, Trident Systems, Inc., and Perceptron, Inc., dated March 13, 2002, along with Exhibit C, Covenant Not to Compete between U.S. Natural Resources, Inc., and Perceptron, Inc., dated March 13, 2002 and Exhibit F, the form Promissory Note to be entered into between U.S. Natural Resources, Inc., and Perceptron, Inc. are incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed March 29, 2002.

         4.1 First Amendment to Credit Agreement dated September 24, 2001, between Perceptron, Inc. and Bank One, Michigan dated March 19, 2002 is incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed March 29, 2002.

         (B)   Reports on Form 8-K:

               The Company's current report on Form 8-K filed March 29, 2002, which disclosed information under Item 2 regarding the sale of substantially all of the assets of the Company's Forest Products business unit and under Item 5, regarding the amendment of the Company's Credit Agreement to allow for the sale of assets of the Forest Products business unit and to reduce the aggregate principal amount of the Credit Agreement from $18.5 million to $13.5 million.

               The Company's current report on Form 8-K filed March 14, 2002, which, disclosed information under Item 4 regarding the Company's decision, after a competitive bid process was completed, to engage Grant Thornton LLP as its independent accountants and to dismiss its previous independent accountants, PricewaterhouseCoopers LLP.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PERCEPTRON, INC.
                                  (Registrant)


Date:    May 10, 2002        By:  /S/ Alfred A. Pease
                                  -------------------------------------
                                  Alfred A. Pease
                                  President and Chief Executive Officer


Date:    May 10, 2002       By:   /S/ John J. Garber
                                  -------------------------------------
                                  John J. Garber
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)


Date:    May 10, 2002       By:   /S/ Sylvia M. Smith
                                  --------------------------------------
                                  Sylvia M. Smith
                                  Controller and Chief Accounting Officer
                                  (Principal Accounting Officer)