Form 10-K
period 2002-06-30
PERCEPTRON INC/MI
filed 2002-09-27
CIK 887226

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002 OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

                                    Yes   X     No
                                        -----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 17, 2002, as reported by The Nasdaq Stock Market, was approximately $11,100,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 17, 2002, was 8,244,453.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

         Document                             Incorporated by reference in:
         --------                             -----------------------------
Proxy Statement for 2002
Annual Meeting of Shareholders                Part III, Items 10-13

--------------------------------------------------------------------------------

                                     PART I

ITEM 1:    DESCRIPTION OF BUSINESS

GENERAL

Perceptron, Inc. ("Perceptron" or the "Company") designs, develops, manufactures and markets information-based measurement and inspection solutions for process improvement. Perceptron's product offerings are designed to improve quality, increase productivity and decrease costs in manufacturing and product development. Among the solutions offered by the Company are: 1) Laser-based gauging systems that provide 100% inline measurement for reduction of process variation; 2) Systems that guide robots in a variety of automated assembly applications; 3) Systems that inspect the quality of painted surfaces, and; 4) Technology components and software for the Coordinant Measurement Machine (CMM), portable CMM, wheel alignment, reverse engineering, digitizing, and forest products industry.

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

On March 15, 2002, the Company sold substantially all of the assets of its Forest Products business unit for $4.6 million in cash at closing and a promissory note for approximately $343,000. The purchaser also assumed certain liabilities of the Forest Products business unit. Historical financial information included in the Form 10K for 2002 and prior periods has been restated to present the Forest Products business unit as a discontinued operation. The Company will continue to manufacture and supply sensors ordered by the Purchaser. Other information, such as bookings and backlog, has been restated to reflect only the Company's continuing operations.

The Company was incorporated in Michigan in 1981 and is headquartered at 47827 Halyard Drive, Plymouth, Michigan 48170-2461, (734) 414-6100. The Company also has operations in Munich, Germany; Rotterdam, The Netherlands; Quimper, France; Sao Paulo, Brazil and Tokyo, Japan.

MARKETS

The Company services multiple markets, with the largest being the automotive industry. The Company has product offerings encompassing virtually the entire automobile manufacturing process, including product development, stamping, general assembly, paint, trim and final assembly. The Company believes there are numerous applications for its three-dimensional measurement systems in other industrial and commercial applications. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement".

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

AutoGauge(TM) has been enhanced with the ability to provide hybrid-systems containing both fixed mounted sensors and robot-mounted sensors. This ability provides automotive manufacturers with the flexibility to measure multiple vehicle styles on a single assembly line while maintaining their high-speed production rates.

AutoFit(TM): These systems are used in automotive assembly plants to contain, correct and control the fit of exterior body panels. The system automatically measures, records and displays the gap and flushness of parts most visible to the automobile consumer such as gaps between front and rear doors, hoods and fenders, and deck lids and rear quarter panels. The TriCam(R) sensor has been enhanced to enable gap and flushness to be measured in several parts of the manufacturing process: in the body shop during assembly of non-painted vehicles, and in the final assembly area after the vehicle has been painted. AutoFit(TM) has the ability to measure vehicles while in motion along the assembly line or in a stationary position.

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

AutoSpect(R): These in-line, non-contact systems are used in auto assembly plants to monitor and measure the quality of the vehicle's paint finish. The system measures and generates objective, repeatable, reproducible ratings of the painted surface. AutoSpect(R) systems are fully automatic and monitor 100% of painted vehicle production. AutoSpect(R) measures the key elements of a paint finish most visible to the consumer: gloss, orange peel, and DORI (distinctness of reflected image). The AutoSpect(R) system has been upgraded to the IPNet(TM) control and communication platform and shares many of the same components as the AutoGauge(TM) system. Perceptron also offers a portable, battery powered paint quality measurement system.

AutoGuide(TM): These robot guidance systems were developed in response to the increasing use of robots for flexible, automated assembly applications. These systems utilize Perceptron sensors and measurement technology to improve the accuracy of robotic assembly operations. AutoGuide(TM) systems calculate the difference between theoretical and actual relationships of a robot and the part being assembled and send compensation data, in six axes, to the robot. Robotic applications supported by AutoGuide(TM) include windshield insertion, roof loading, seat loading, hinge mounting, door attachment and sealant applications.

ScanWorks(TM): The Company provides ScanWorks(TM) products to a variety of markets through third party original equipment manufacturers ("OEMs"), system integrators and value-added resellers ("VARs"). These products target the digitizing, reverse engineering, and inspection markets.

ScanWorks(TM) is a hardware/software component set that allows customers to add digitizing capabilities to their machines or systems. The use of the ScanWorks(TM) software and the ContourProbe(TM) sensor enables users to collect, display, manipulate and export large sets of "point cloud data" from portable CMMs.

ToolKit is a software solution enabler used by CMM manufacturers, system integrators and application software developers. It enables the integration of Perceptron's laser-based scanning technology into their proprietary systems.

Non-Contact Wheel Alignment Components (NCA): NCA components include WheelWorks(R) software and sensors based upon the TriCam(R) design. These technology components offer a fast, accurate, non-contact method of aligning wheels during the automotive assembly process. The Company supplies NCA components to multiple wheel alignment machine OEMs in Europe, Asia and North America.

LASAR(R) is based upon proprietary three-dimensional image processing and feature extraction software algorithms combined with a three-dimensional object imaging technology. LASAR(R) provides accurate three-dimensional measurements of a full scene over a large field of view. The LASAR(R) product is currently used by the Forest Products industry for the three-dimensional measurement of stems, logs and cants.

SALES AND MARKETING

The Company markets its systems directly to end users, and through system integrators, VARs and OEMs.

The Company's direct sales efforts are led by the Company's account executives. These account executives develop a close consultative selling relationship with the Company's customers. Perceptron's senior management works in close collaboration with customers' executives. The Company also provides technology components to selected system integrators, OEMs and VARs that integrate the Company's products into their systems for sales to end user customers.

The Company's principal customers have historically been automotive companies that the Company either sells to directly or through system integrators or OEMs. The Company's products are typically purchased for installation in connection with new model re-tooling programs undertaken by these companies. Because sales are dependent on the timing of customers' re-tooling programs, sales by customer vary significantly from year to year, as do the Company's largest customers. For the fiscal years ended June 30, 2002, 2001 and 2000, approximately 44%, 35% and 49%, respectively, of total revenues from continuing operations were derived from the Company's four largest automotive customers (General Motors, Ford, DaimlerChrysler and Volkswagen). For the fiscal years ended June 30, 2002, 2001 and 2000, approximately, 19%, 20% and 13%, respectively, of net sales from continuing operations, were to system integrators and OEMs for the benefit of the same four automotive customers. These numbers reflect consolidations that have occurred within the automotive industry. During the fiscal year ended June 30, 2002, sales to General Motors and Volkswagen were 21.9% and 11.9%, respectively, of the Company's total net sales from continuing operations.

As part of the sale of substantially all of the assets of the Forest Products business unit, the Company and the purchaser also entered into a Covenant Not to Compete dated March 13, 2002. The Company agreed, among other matters, for a period of ten years not to compete with the purchaser in any business in which the Forest Products business unit was engaged at any time during the three-year period prior to the closing of the transaction, and for so long as the purchaser is a customer of the Company, not to sell products or services intended primarily for operators of wood processing facilities or license any intellectual property to any third party primarily for use in any wood processing facility.

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

INTERNATIONAL OPERATIONS

Europe: The Company's European operations contributed approximately 36%, 43%, and 28%, of the Company's revenues from continuing operations during the fiscal years ended June 30, 2002, 2001 and 2000, respectively. The Company's wholly-owned subsidiary, Perceptron Europe B.V. ("Perceptron B.V."), is located in Rotterdam, The Netherlands. Perceptron B.V. holds a 100% equity interest in Perceptron (Europe) GmbH ("Perceptron GmbH"), which is located in Munich, Germany and a 100% interest in Perceptron E.U.R.L. located in Quimper, France. At June 30, 2002, the Company employed 59 people in its European operations.

Asia: The Company operates a direct sales, application and support office in Tokyo, Japan to service customers in Asia.

South America: The Company has a direct sales, application and support office in Sao Paulo, Brazil to service customers in South America.

The Company's foreign operations are subject to certain risks typically encountered in such operations, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic and local policies of foreign governments, and the laws and policies of the U.S. and local governments affecting foreign trade and investment. For information regarding net sales and identifiable assets of the Company's foreign operations, see Note 14 to the Consolidated Financial Statements, "Segment and Geographic Information".

COMPETITION

The Company believes that it provides the best and most complete solutions to its customers in terms of system capabilities and support, at a competitive price for the value provided, which it believes are the principal competitive factors in these markets. There are a number of companies that sell similar and/or alternative technologies and methods into the same markets as the Company.

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

BACKLOG

As of June 30, 2002, the Company had a backlog from continuing operations of $15.2 million, compared to $19.8 million at June 30, 2001. The June 30, 2001 backlog number was adjusted to include $2.1 million of deferred revenue that resulted from the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101") guidelines on revenue recognition. See also Note 3, "Change in Accounting Principle" in the Notes to the Consolidated Financial Statements. Most of the backlog is subject to cancellation by the customer. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in its backlog by June 30, 2003.

RESEARCH AND DEVELOPMENT

As of June 30, 2002, 45 persons employed by the Company were focused primarily on research, development and engineering relating to three-dimensional machine vision systems, and related software. For the fiscal years ended June 30, 2002, 2001 and 2000, the Company's research, development and engineering expenses were $6.2 million, $10.0 million, and $10.4 million, respectively.

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

The Company recently completed a National Institute for Science and Technology - Advanced Technology Program award to participate in a joint venture to develop a robot guidance system for powertrain assembly automation. The Company's in-kind development contribution, net of reimbursements, was approximately $618,000 over a four and a half year period that began in 1998. The joint venture was administered by the National Center for Manufacturing Sciences and included a major automotive manufacturer.

PATENTS, TRADE SECRETS AND CONFIDENTIALITY AGREEMENTS

The Company owns nineteen U.S. patents and has pending thirteen U.S. patent applications, which relate to various products and processes manufactured, used, and/or sold by the Company. The Company also owns thirteen foreign patents in Canada, Europe and Japan and has eight patent applications pending in foreign locations. The U.S. patents expire from 2004 through 2019 and the Company's existing foreign patent rights expire from 2008 through 2012. In addition, the Company holds perpetual licenses to thirty-five other U.S. patents including rights to practice six patents for non-forest product related applications that were assigned to U.S. Natural Resources, Inc. in conjunction with the sale of the Forest Products business unit. The expiration dates for these licensed patents range from 2002 to 2020.

The Company has registered, and continues to register, various trade names and trademarks including Perceptron(R), AutoSpect(R), LASAR(R), OptiFlex(R), TriCam(R), Veristar(R) and WheelWorks(R), among others, which are used in connection with the conduct of its business. Trademarks that have been approved for registration and are awaiting issuance include AutoGauge(TM), AutoGuide(TM), AutoScan(TM), AutoSolve(TM) and Visual Fixturing(TM). Other trademarks awaiting issuance include IPNet(TM), AutoFit(TM) and ScanWorks(TM).

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

EMPLOYEES

As of June 30, 2002, the Company employed 218 persons. None of the employees is covered by a collective bargaining agreement and the Company believes its relations with its employees to be good.

ITEM 2:    FACILITIES

Perceptron's principal domestic facilities consist of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company. In addition, the Company leases a 1,500 square meter facility in Munich, Germany; a 150 square meter facility in Rotterdam, The Netherlands; offices in Quimper, France; Sao Paulo, Brazil and Tokyo, Japan. The Company believes that its current facilities are sufficient to accommodate its requirements through the year 2003.

ITEM 3:    LEGAL PROCEEDINGS

On September 25, 1998, the U.S. District Court for the Eastern District of Michigan dismissed, with prejudice, a suit filed against the Company by Speroni, S.p.A. ("Speroni") which alleged tortious interference in conjunction with exclusive distributorship contracts covering the sale of the P-1000(TM) products in Italy and France. Speroni's appeal of the dismissal was denied by the Federal Court of Appeals. The suit alleged tortious interference in conjunction with exclusive distributorship contracts covering the sale of P-1000(TM) products in Italy and France between Perceptron B.V., a wholly-owned subsidiary of the Company, and Speroni. Perceptron B.V. terminated the exclusive distributorship contracts in 1997 for breach of contract by Speroni and has sought arbitration of this matter with the International Chamber of Commerce International Court of Arbitration ("ICC"), to confirm the terminations and to award damages. Speroni filed counterclaims with the ICC alleging breach of the exclusive distributorship contracts and seeking damages of $6.5 million. On February 12, 2001, the arbitrator determined that 1) Speroni breached its duty to properly inform Perceptron B.V., but did not act in bad faith, and so Perceptron B.V. did not satisfy the conditions required under French law and Italian law to rightfully terminate the distributorship agreements without prior notice; and 2) Perceptron B.V. did not breach its agreements with Speroni by providing certain information to a customer of both Perceptron B.V. and Speroni and by submitting a bid to a customer of both Perceptron B.V. and Speroni outside of Speroni's territories, but did not act in good faith in not informing Speroni of these activities. Damages, if any, on the claims on which the arbitrator found in favor of Speroni are to be decided in the second phase of the arbitration proceeding which was completed on April, 4, 2002. The arbitrator has not yet issued a ruling.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No response to Item 4 is required.

                                     PART II

ITEM 5:    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
           MATTERS

Perceptron's Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol "PRCP". The following table shows the reported high and low sales prices of Perceptron's Common Stock for the fiscal year periods indicated:

                                                                                    Prices
                                                                                    ------
                                                                           Low                   High
                                                                       ----------            ----------
Fiscal 2001
Quarter through September 30, 2000                                       $3.00                 $3.94
Quarter through December 31, 2000                                        $1.25                 $3.63
Quarter Ended March 31, 2001                                             $1.25                 $2.38
Quarter Ended June 30, 2001                                              $1.25                 $1.98

Fiscal 2002
Quarter through September 30, 2001                                       $0.92                 $1.58
Quarter through December 31, 2001                                        $0.87                 $1.80
Quarter through March 31, 2002                                           $1.19                 $1.85
Quarter through June 30, 2002                                            $1.39                 $1.98

Fiscal 2003
Quarter through September 17, 2002                                       $1.33                 $1.49

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

The approximate number of shareholders of record on September 17, 2002, was 237.

The information pertaining to the securities the Company has authorized for issuance under equity compensation plans is hereby incorporated by reference to
Item 12, "Security Ownership of Certain Beneficial Owners and Management".

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL INFORMATION

PERCEPTRON, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

                                                              TWELVE MONTHS ENDED           SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                                                     JUNE 30,                   JUNE 30,            DECEMBER 31,
                                                      ------------------------------------- ----------------  ----------------------
STATEMENT OF OPERATIONS DATA:(1),(2)                    2002         2001(3)        2000         1999(4)        1998           1997
Net sales                                             $ 43,943      $ 40,430      $ 57,347      $ 17,977      $ 39,555      $ 55,472
Gross profit                                            22,587        20,119        31,866         9,126        20,859        34,161
Operating income (loss)                                  1,170        (4,046)        4,231        (4,090)       (5,580)       12,852
Income (loss) before income taxes                          759        (4,647)        3,973        (4,765)       (6,518)       13,744
Income (loss) from continuing operations                   942        (2,549)        2,369        (3,370)       (4,285)        9,151
Discontinued operations                                 (4,644)       (3,656)         (512)       (1,490)          946         1,655
Cumulative effect of change in accounting principle       --          (1,333)         --            --            --            --

Net income (loss)                                       (3,702)       (7,538)        1,857        (4,860)       (3,339)       10,806

Earnings (loss) per diluted share:
     Continuing operations                            $   0.11      $  (0.31)     $   0.29      $  (0.41)     $  (0.52)     $   1.09
     Discontinued operations                             (0.56)        (0.45)        (0.06)        (0.18)         0.11          0.19
     Cumulative effect of change in accounting
       principle                                          --           (0.16)         --            --            --            --
     Net income (loss)                                   (0.45)        (0.92)         0.23         (0.59)        (0.41)         1.28

Weighted average common shares
   outstanding - diluted                                 8,213         8,178         8,199         8,185         8,239         8,412


                                                                           AS OF JUNE 30,                       AS OF DECEMBER 31,
                                                      ---------------------------------------------------     ----------------------
BALANCE SHEET DATA:                                      2002        2001(3)         2000        1999(4)        1998           1997
Working capital                                       $ 24,824      $ 25,559      $ 42,849      $ 37,202      $ 42,854      $ 46,392
Total assets                                            54,693        66,247        65,105        59,867        64,785        66,423
Long-term liabilities                                    1,040         1,040         4,595         4,265         1,040          --
Shareholders' equity                                    39,211        40,295        49,569        48,064        54,852        57,879



----------------------------------
(1) No cash dividends have been declared or paid during the periods presented.

(2) In fiscal 2002, the Company sold substantially all of the assets of its Forest Products business unit. See also Note 2, "Discontinued Operations", in the Notes to the Consolidated Financial Statements. Accordingly, historical financial information has been restated to present the Forest Products business unit as a discontinued operation.

(3) In fiscal 2001, the Company implemented the Securities and Exchange Commission's Staff Accounting Bulletin 101 ("SAB 101") guidelines on revenue recognition. See also Note 3, "Change in Accounting Principle", in the Notes to the Consolidated Financial Statements.

(4) In 1999, the Company elected to change its reporting period from a calendar year ending December 31 to a fiscal year ending June 30. As a result, 1999 represents a six-month transition period.

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

On March 15, 2002 the Company announced the sale of its Forest Products business unit (FPBU) pursuant to a certain Asset Purchase Agreement by and among U.S. Natural Resources, Inc. (the "Purchaser"), Nanoose Systems Corporation, Trident Systems Inc. and the Company, dated March 13, 2002. Details of the sale are disclosed in the Form 8-K submitted by the Company to the Securities and Exchange Commission on March 29, 2002. The Company received $4.6 million in cash at closing and a promissory note for approximately $343,000. The Purchaser also assumed certain liabilities of the Forest Products business unit. See also Note 2, "Discontinued Operations" in the Notes to the Consolidated Financial Statements. The disposal of the Forest Products business unit resulted in an after-tax loss of approximately $1.4 million. The operations of the Forest Products business unit have been reported separately as a component of discontinued operations. Prior year consolidated financial statements have been restated to present the Forest Products business unit as a discontinued operation. As a result, the Company's remaining business is in the global automotive market and its business segment is the automotive industry.

During the fourth quarter of fiscal 2001, the Company implemented the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) guidelines on revenue recognition. Under the new accounting method adopted retroactive to July 1, 2000, the Company recognizes the portion of revenue from the sales of products upon shipment when both title and risk of loss pass to the customer and defers the greater of the fair value or the contractual holdback of any undelivered elements, such as installation services, until the undelivered elements are completed. Historically, the Company recognized revenue from the sales of products upon shipment, and accrued for any costs of installation not completed. The Company previously accounted for contractual acceptance terms based upon probable achievement of meeting the acceptance criteria. See also
Note 3, "Change in Accounting Principle" in the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

  FISCAL YEAR ENDED JUNE 30, 2002, COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

Overview. The Company reported income from continuing operations of $942,000, or $0.11 per share, for the fiscal year ended June 30, 2002 compared with a loss from continuing operations of $2.5 million, or $0.31 per share, for the fiscal year ended June 30, 2001. Discontinued operations represented the operating losses of the Company's FPBU which were $3.2 million and $3.7 million for fiscal years 2002 and 2001, respectively. In addition, the Company recorded a loss of $1.4 million related to the sale of FPBU in fiscal 2002. See also Note 2, "Discontinued Operations" in the Notes to the Consolidated Financial Statements. The Company reported a net loss of $3.7 million or $0.45 per share compared to a net loss of $7.5 million or $0.92 per share for fiscal 2001. The net loss for fiscal 2001 includes a charge to income of $1.3 million (net of income taxes of $764,000) for the cumulative effect of a change in accounting principle related to the Company's implementation of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) guidelines on revenue recognition. See also Note 3, "Change in Accounting Principle" in the Notes to the Consolidated Financial Statements.

Sales. Subsequent to the sale of FPBU the Company's remaining business is substantially all in the global automotive market, and its business segment is the automotive industry. Net sales of $43.9 million for the year ended June 30, 2002 were up $3.5 million, or 9%, compared with sales for the year ended June 30, 2001 of $40.4 million. The sales increase was due to the following changes by systems and components product category: AutoGauge(TM) sales of $28.4 million were up $1.4 million and accounted for 65% of sales in fiscal 2002 compared with 67% of sales in fiscal 2001, AutoGuide(TM) sales of $1.6 million were down $600,000 and accounted for 4% of sales in fiscal 2002 compared with 5% of sales in fiscal 2001, AutoSpect(TM) sales of $1.5 million were down $500,000 and accounted for 3% of sales in fiscal

2002 compared with 5% of sales in fiscal 2001, NCA sales of $5.2 million were up $1.0 million and accounted for 12% of sales in fiscal 2002 compared with 10% of sales in fiscal 2001, ScanWorks(TM) sales of $2.8 million were up $1.0 million and accounted for 6% of sales in fiscal year 2002 as compared to 4% of sales in fiscal 2001. ScanWorks(TM) was a new component product introduced in late 2000, and fiscal 2002 growth reflected the acceptance of this product, particularly in the Japanese market. Service, training and other miscellaneous product sales accounted for the remainder of sales in both years. The increase in 2002 sales was primarily due to an increased number of tooling programs in North America.

Bookings & Backlog. New order bookings for the fiscal year ended June 30, 2002 were $40.6 million compared with $39.2 million for the fiscal year ended June 30, 2001. Fiscal 2002 bookings by product category were comparable to sales by product category. The new order bookings, net of sales, resulted in a backlog at June 30, 2002 of $15.2 million compared to $19.8 million at June 30, 2001. The June 30, 2001 backlog number was adjusted to include $2.1 million of deferred revenue that resulted from the adoption of SAB 101. See also Note 3, "Change in Accounting Principle" in the Notes to the Consolidated Financial Statements. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Gross Profit. Gross profit was $22.6 million, or 51.4% of sales, in the fiscal year ended June 30, 2002, as compared to $20.1 million, or 49.8% of sales, in the fiscal year ended June 30, 2001. The increase in the gross profit percentage primarily reflected higher margins related to a favorable product mix and reduced manufacturing labor and overhead costs that resulted from the restructuring implemented in the fourth quarter of fiscal 2001.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses during fiscal 2002 were $15.0 million, compared with $13.7 million during fiscal 2001. The increase primarily reflected higher selling expenses of approximately $700,000 related to developing the North American market for ScanWorks and in Europe related to establishing local offices in Spain and Slovakia to support new business opportunities in these countries. The cost of relocating to a new office in Munich, Germany and supporting a broader geographic base also caused SG&A to increase in Europe. In addition, legal expenses were approximately $200,000 higher, both domestically to litigate certain lawsuits and in Europe to reorganize the structure of the subsidiaries.

Engineering, Research and Development (R&D) Expenses. Engineering and R&D expenses were $6.2 million for the fiscal year ended June 30, 2002, compared with $10.0 million for fiscal 2001. Approximately $2.7 million of the decrease in expenses was related to significant reductions in personnel and engineering material costs. The balance of the decrease reflected certain reserves established in fiscal 2001 of approximately $1.1 million for inventory and capital assets related to product development projects that were put on hold and for which it was determined that no alternative uses were available. The Company believes that the current level of Engineering and R&D expenses will enable it to sustain support for core products and selective development of new products with strong growth potential.

Restructuring Charge. The Company recorded in the third quarter of fiscal 2002 a restructuring charge of $251,000 for estimated employee separation costs associated with a work force reduction of 22 employees at the Company's Plymouth headquarters. The Company expects this restructuring to reduce annual operating expenses by approximately $1.5 million and to position the Company to be profitable at a lower sales level. The foregoing statement is a "forward-looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statement. During the third and fourth quarters of fiscal 2001, the Company executed a restructuring plan that included a work force reduction of 34 employees and the closing of certain offices. The restructuring expense of $495,000 in fiscal 2001 was comprised of approximately $205,000 recorded during the third quarter related primarily to closing certain leased facilities and $290,000 recorded during the fourth quarter related primarily to employee separation costs.

Other Income and Deductions. Other income and deductions, losses of $162,000 and $252,000 in fiscal 2002 and 2001 respectively, were primarily the result of net foreign currency losses related to the Euro and Yen.

Interest Expense, net. Net interest expense was $249,000 in fiscal 2002, compared with $349,000 in fiscal 2001. The decrease reflected lower borrowings and interest rates on the Company's revolving line of credit.

Income Taxes. The income tax benefit from continuing operations for both fiscal 2002 and 2001 reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates. Both periods also included tax credits associated with a dividend distribution within the Company's European subsidiary. During fiscal year 2002, the Company completed an examination with the Internal Revenue Service that covered the years 1996 through 1998. The examination resulted in a net refund to the Company of approximately $429,000 and re-established tax credits that had previously been utilized. The Company established a valuation allowance for the tax credit carryforwards and other items where it was more likely than not that these items would either expire or not be deductible before the Company was able to realize their benefit. See Note 13 of Notes to Consolidated Financial Statements, "Income Taxes".

Outlook. The sale of FPBU has enabled the Company to focus on its core business, and the restructuring program implemented during the second half of fiscal 2001, and the additional restructuring actions taken in the third quarter of fiscal 2002, have lowered operating expenses and the level of operation required for the Company to break-even. Based on the backlog as of June 30, 2002 and the anticipated timing of new orders, the Company expects sales in the first half of fiscal 2003 to be at levels approximating sales in the last six months of fiscal 2002 and sales in the second half of fiscal 2003 to show improvement over the first half of fiscal 2003 with full year sales for fiscal 2003 comparable to fiscal 2002. As a result, the Company expects operating results for fiscal 2003 to approximate fiscal 2002. The foregoing statements contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including those described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement", below.

  FISCAL YEAR ENDED JUNE 30, 2001, COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

Overview. Fiscal 2001 results reflect a change in accounting principle for revenue recognition based on the new guidelines of SAB 101 (see Note 3 of Notes to Consolidated Financial Statements) and have also been restated to show the Forest Products business unit as a discontinued operation (see Note 2 of Notes to Consolidated Financial Statements). The Company reported a loss from continuing operations of $2.5 million, or $0.31 per share, for the fiscal year ended June 30, 2001 compared with income from continuing operations of $2.4 million, or $0.29 per share, in the fiscal year ended June 30, 2000. Income from continuing operations for fiscal year 2000 would have been $2.2 million, or $0.26 per share on a pro forma basis reflecting the new accounting method. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $1.3 million (net of income taxes of $764,000) or $0.16 per share. Discontinued operations resulted in a loss of $3.7 million in fiscal year 2001 compared to a loss of $512,000 in fiscal year 2000. The net loss for fiscal year 2001 was $7.5 million or $0.92 per share as compared to net income of $1.9 million or $0.23 per share for fiscal year 2000. Net income for fiscal year 2000 would have been $1.4 million, or $0.17 per share on a pro forma basis reflecting the new accounting method. The overall impact of SAB 101 on income before the cumulative effect of the accounting change for fiscal 2001 was a decrease of $192,000.

Sales. Net sales of $40.4 million for the fiscal year ended June 30, 2001 were down $16.9 million, or 29.5%, compared with sales of $57.3 million for fiscal 2000. The fiscal 2001 sales include $1.7 million that is included in the cumulative effect adjustment. Implementing SAB 101 also had the effect of deferring sales of $1.6 million that historically would have been recorded in fiscal 2001. Sales for fiscal 2000 would have been $56.8 million on a proforma basis reflecting the new accounting method. Net Domestic sales were $20.7 million for the year ended June 30, 2001 as compared to $40.9 million for the year ended June 30, 2000. Net International sales were $19.7 million for the year ended June 30, 2001 compared to $16.4 million for the year ended June 30, 2000. The sales decrease of $16.9 million for the fiscal year ended June 30, 2001 compared with the same period one year ago was due to the following changes by systems and components product categories: AutoGauge(TM) sales of $27.0 million were down $12.7 million and accounted for 67% of sales in fiscal 2001 compared with 70% of sales in fiscal 2000, AutoGuide(TM) sales of $2.2 million were down $3.3 million and accounted for 5% of sales in fiscal 2001 compared with 10% of sales in fiscal 2000. The decline in AutoGauge(TM) and AutoGuide(TM) sales was primarily due to the downturn in the North American automotive market and our customers' decision to postpone capital spending coupled with fewer new tooling programs. AutoSpect(R) sales of $2.0 million were up $600,000 and accounted for 5% of sales in fiscal 2001 compared with 2% of sales in fiscal 2000. The AutoSpect(R) sales improvement was primarily due to customer acceptance of the new web-based system for measuring the quality of finished painted surfaces. NCA sales of $4.2 million were down $1.1 million and accounted for 10% of sales in fiscal 2001 compared with 9% of sales in fiscal 2000. ScanWorks(TM) sales of $1.8 million were up $600,000 and accounted for 4% of sales in fiscal 2001 compared with 2% of sales in fiscal 2000. ScanWorks(TM) is a new product and the increase year over year represents new product sales growth. Service, training and other miscellaneous product sales accounted for the remainder of sales in both years.

Bookings & Backlog. New order bookings for the fiscal year ended June 30, 2001 were $39.2 million compared with $53.9 million for the fiscal year ended June 30, 2000. The decrease in bookings of $14.7 million primarily reflected lower AutoGauge(TM) bookings of $27.0 million in fiscal 2001 compared with bookings of $40.8 million in fiscal 2000. The decrease in bookings in fiscal 2001 was primarily due to the declining automotive market that caused customers to delay placing orders for capital equipment. The new order bookings, net of sales, resulted in a backlog at June 30, 2001 of $17.7 million compared to $19.4 million at June 30, 2000. The June 30, 2001 backlog number was subsequently adjusted to $19.8 million to include $2.1 million of deferred revenue that resulted from the adoption of SAB 101. See also Note 3, "Change in Accounting Principle" in the Notes to the Consolidated Financial Statements. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Gross Profit. Gross profit was $20.1 million, or 49.8% of sales, in the fiscal year ended June 30, 2001, as compared to $31.9 million, or 55.6% of sales, in the fiscal year ended June 30, 2000. The gross profit rate for fiscal year 2000 would have been 55.3% on a pro forma basis reflecting the new accounting method. The decrease in gross profit margin percentage was primarily due to the following factors: unabsorbed fixed overhead related to lower volumes accounted for approximately half of the rate decline and the effect of currency declines principally in the Euro and competitive pricing pressure in Europe accounted for the balance of the rate decline.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses during fiscal 2001 were $13.7 million, compared with $17.3 million during fiscal 2000. The decrease primarily reflected lower personnel costs related to the restructuring program implemented during the second half of fiscal 2001 and no bonus awards in fiscal 2001 compared with bonus expense that resulted from favorable operating performance in fiscal 2000. Legal and recruiting expenses were also down compared with fiscal 2000. These reductions were partially offset by a $470,000 charge in 2001 for reserves related to accounts receivable primarily held by the Company's international subsidiaries.

Engineering, Research and Development (R&D) Expenses. Engineering and R&D expenses were $10.0 million for the fiscal year ended June 30, 2001, compared with $10.4 million in fiscal 2000. The decrease in expenses was primarily due to lower personnel and engineering material costs related to the restructuring program implemented during the second half of fiscal 2001. The decrease was partially offset by expenses recorded for certain reserves of approximately $1.1 million for inventory and capital assets related to product development projects that were put on hold and for which it was determined that no alternative uses were available.

Restructuring Charge. During the third and fourth quarter of fiscal 2001, the Company executed a restructuring plan that included a work force reduction of 34 employees and the closing of certain offices. The restructuring expense of $495,000 in fiscal 2001 was comprised of approximately $205,000 recorded during the third quarter related primarily to closing certain leased facilities and $290,000 recorded during the fourth quarter related primarily to employee separation costs.

Other Income and Deductions. The change in other income and deductions year-over-year included an unfavorable change in foreign currency of $259,000 principally due to the decline in the Euro in 2001 and a loss on disposal of machinery and equipment of $102,000 in fiscal 2000.

Interest Expense, net. Net interest expense was $349,000 in fiscal 2001, compared with $165,000 in fiscal 2000. The increase of $184,000 resulted from higher borrowings under the Company's revolving line of credit required to fund operating losses.

Income Taxes. Income tax benefit for fiscal 2001 reflected the effect of the mix of operating profit and loss among the Company's various operating entities and the effective tax rates in those countries. See Note 13 of Notes to Consolidated Financial Statements, "Income Taxes".

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $8.1 million at June 30, 2002, compared to $6.7 million at June 30, 2001. The cash increase of $1.4 million for the fiscal year ended June 30, 2002, resulted primarily from $5.1 million of cash generated from continuing operations. Cash generated was used to pay down approximately $3.1 million on the Company's revolving line of credit, $771,000 for capital expenditures and $712,000 to fund discontinued operations. During the 2002 period, $4.6 million of cash received from the sale of the Company's Forest Product business unit was used to pay down borrowings under the Company's revolving credit line.

The $5.1 million in cash provided from continuing operations was primarily generated from decreases in working capital requirements of $4.7 million. Inventories were reduced $5.5 million primarily as a result of a concentrated inventory management plan the Company implemented at the end of fiscal 2001. This plan involved, among other things, limiting inventory purchases for forecasted orders before receipt of final specifications, reducing the time between inventory receipt and shipment, and qualifying new suppliers with shorter delivery times. During fiscal year 2002, the

Company disposed of $1.6 million of inventory that had been reserved for at June 30, 2001. Receivables were reduced $1.4 million primarily from increased collections. During fiscal year 2002, the Company decreased its reserve for allowance for doubtful accounts by a net amount of $82,000. This amount is made up of an approximately $189,000 increase in the reserve for doubtful accounts and approximately $271,000 of receivables that were written-off. Approximately 50% of the receivable balances that were written off related to DaimlerChrysler Corporation's decision to reduce its payments to its vendors by 5%. Other current assets and liabilities were reduced $185,000 primarily as a result of a $429,000 cash refund received for Federal income taxes. These reductions in working capital requirements totaled $7.1 million and were offset by a $2.4 million reduction in accounts payable.

In conjunction with the sale of the Company's Forest Product business unit, the Company amended its Credit Agreement with Bank One, dated September 24, 2001 to allow for the sale of assets to the Purchaser and to reduce the aggregate principal amount of the Credit Agreement from $18.5 million to $13.5 million.

At June 30, 2002, the Company had two collateral-based Revolving Credit Facilities ("Revolver"): "Facility A" in the principal amount of $12.0 million that expires on August 31, 2003 and "Facility B" in the principal amount of $1.5 million that expired on August 31, 2002. At June 30, 2002, the Company's borrowing base under Facility B was $307,000 of which none was outstanding. Proceeds under Facility A may be used for working capital and general corporate purposes. The aggregate principal amount outstanding at any one time under Facility A cannot exceed the lesser of $12.0 million or the Facility A borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, 35% of raw material located in the United States, and $4.8 million representing 80% of the appraised value of the Company's real property located in Plymouth, Michigan. The collateral for Facility A is substantially all U.S. assets of the Company and a pledge of 65% of the common stock of Perceptron B.V. owned by the Company.

Facility A can be designated as a Floating Rate Loan with interest calculated daily at 1/2% below the bank's prime rate which was 4.75% as of September 15, 2002 or as a Eurodollar Rate Loan when the Company achieves a ratio of funded debt to earnings before interest, taxes, depreciation, and amortization of less than 5:1. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of Facility A. The Credit Agreement prohibits the Company from paying dividends. In addition, the Revolver contains various financial covenants that, among other things, restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, taxes, depreciation and amortization, ("EBITDA). The Company's EBITDA for the fiscal year ended June 30, 2002 was below the level required by the Revolver and resulted in the Funded Debt to EBITDA Ratio and the Fixed Charge Ratio falling below the financial covenants. The Company's bank waived the covenant defaults through June 30, 2002. In the event that the Company failed to satisfy the covenants contained in, or there was an event of default under, the Revolver, the lender has the right to not make further advances under, and to require the repayment of, the Revolver. At June 30, 2002, the Company's borrowing base under Facility A was $11.4 million of which $5.8 million was outstanding.

See Item 3, "Legal Proceedings" and Note 9 to the Consolidated Financial Statements, "Contingencies", for a discussion of certain contingencies relating to the Company's liquidity, financial position and results of operations, including the outcome of the damages phase of a pending arbitration matter involving claims on which the arbitrator found in favor of Speroni, S. p. A., a former distributor of the Company.

The Company expects to spend approximately $1.0 million during fiscal year 2003 for capital equipment, although there is no binding commitment to do so. The Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2003 cash flow requirements. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact. The foregoing statements are "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statement.

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

                              FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At June 30, 2002, the Company's percentage of sales commitments in non-U.S. currencies was approximately 52.6% or $8.0 million.

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

                               INTEREST RATE RISK

The Company is subject to interest rate risk in connection with borrowings under its variable rate revolving line of credit and from fixed rate debt assumed in conjunction with the purchase of ultrasound intellectual property in October 1998. The Company's exposure to interest rate risk arises primarily from changes in the prime rate and changes in Eurodollar rates in the London interbank market. The Company would not expect its operating results or cash flows to be affected to any significant degree by a hypothetical 10 percent change in market interest rates. See Note 6 of Notes to Consolidated Financial Statements for a description of the Company's outstanding debt.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets", which supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets". Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for fiscal years beginning after December 15, 2001, but earlier adoption is permitted. Management believes that the adoption of this statement will not impact the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management believes that the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for fiscal years beginning after December 15, 2001, but earlier adoption is permitted. Management believes that the adoption of this statement will not impact the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Management believes that the adoption of this statement will not have a material impact on the Company's consolidated financial statements.

SAFE HARBOR STATEMENT

Certain statements in Item 1, "Description of Business", and in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Securities

Exchange Act of 1934, including the Company's expectation as to fiscal 2003 and future revenue, order booking levels and earnings levels, the impact of the Company's cost reduction initiatives, the ability of the Company to fund its cash flow requirements and the number of applications for the Company's systems. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the Automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive industry, which has from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in this industry, the continued availability of the Company's current line of credit and the lender's continued willingness to waive violations of financial covenants under the line of credit in the event that the Company's future results do not satisfy such covenants, the level of the damage award in a pending arbitration matter with a former distributor of the Company, variations in the amount of cost savings anticipated from the cost reduction initiatives and the impact of cost reduction initiatives on the Company's revenues, order bookings and earnings. The Company's expectations regarding future bookings are based upon oral discussions with customers and are subject to change based upon a wide variety of factors, including economic conditions and system implementation delays. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process.


ITEM 7A:   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".


ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                       Page
                                                                                                       ----
Reports of Independent Accountants                                                                     16

Consolidated Financial Statements:

    Balance Sheets - June 30, 2002 and 2001                                                            18

    Statements of Income for the fiscal years ended June 30, 2002, 2001 and 2000                       19

    Statements of Cash Flows for the fiscal years ended June 30, 2002, 2001 and 2000                   20

    Statements of Shareholders' Equity for the fiscal years ended June 30, 2002, 2001 and 2000         21

    Notes to Consolidated Financial Statements                                                         22

                           [GRANT THORNTON LETTERHEAD]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Perceptron, Inc.

We have audited the accompanying consolidated balance sheet of Perceptron, Inc. and Subsidiaries as of June 30, 2002 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perceptron, Inc. and Subsidiaries as of June 30, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended June 30, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Grant Thornton LLP


Southfield, Michigan
August 14, 2002

                       [PRICEWATERHOUSECOOPERS LETTERHEAD]

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Perceptron, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Perceptron, Inc. and its subsidiaries ("the Company") at June 30, 2001 and the results of their operations and their cash flows for the years ended June 30, 2001 and June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to in item 14(A)(2) for the years ended June 30, 2001 and June 30, 2000 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, during the year ended June 30, 2001, the Company changed its method of recognizing revenue.



PricewaterhouseCoopers LLP

Detroit, Michigan
August 15, 2001 except as to Note 2 for which the date is March 15, 2002.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Per Share Amount)

AS OF JUNE 30,                                                                         2002          2001
                                                                                     --------      --------
ASSETS

    CURRENT ASSETS
     Cash and cash equivalents                                                       $  8,143      $  6,680
     Receivables:
       Billed receivables, net of allowance for doubtful accounts
         of $652 and $734, respectively                                                20,458        17,334
       Unbilled and other receivables                                                   1,041         3,645
     Inventories, net of reserves of $1,173 and $2,038, respectively                    7,751        15,136
     Net assets of discontinued operations                                               --           6,547
     Deferred taxes and other current assets                                            1,873         1,129
                                                                                     --------      --------
       Total current assets                                                            39,266        50,471
                                                                                     --------      --------

    PROPERTY AND EQUIPMENT
     Building and land                                                                  6,004         6,004
     Machinery and equipment                                                            8,690         7,954
     Furniture and fixtures                                                             1,061         1,061
                                                                                     --------      --------
                                                                                       15,755        15,019
     Less -  Accumulated depreciation and amortization                                 (7,272)       (6,193)
                                                                                     --------      --------
       Net property and equipment                                                       8,483         8,826
                                                                                     --------      --------

    OTHER ASSETS
     Intangible assets, net of accumulated amortization
         of $0 and $28, respectively                                                     --              47
     Deferred tax asset and other                                                       6,944         6,903
                                                                                     --------      --------
       Total other assets                                                               6,944         6,950
                                                                                     --------      --------

    TOTAL ASSETS                                                                     $ 54,693      $ 66,247
                                                                                     ========      ========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES
     Accounts payable                                                                $  2,600      $  5,062
     Accrued liabilities and expenses                                                   3,236         3,551
     Deferred revenue (Note 3)                                                          1,997         2,069
     Notes payable (Note 6)                                                             5,833        13,615
     Income taxes payable                                                                 352           273
     Accrued compensation                                                                 424           342
                                                                                     --------      --------
       Total current liabilities                                                       14,442        24,912
                                                                                     --------      --------

    LONG-TERM LIABILITIES
     Notes payable (Note 6)                                                             1,040         1,040
                                                                                     --------      --------
       Total long-term liabilities                                                      1,040         1,040
                                                                                     --------      --------

       Total Liabilities                                                               15,482        25,952
                                                                                     --------      --------

    SHAREHOLDERS' EQUITY
     Preferred stock - no par value, authorized 1,000 shares, issued none
     Common stock, $0.01 par value, authorized 19,000 shares, issued
         and outstanding 8,232 and 8,185, respectively                                     82            82
     Accumulated other comprehensive loss                                              (2,951)       (5,505)
     Additional paid-in capital                                                        41,120        41,056
     Retained earnings                                                                    960         4,662
                                                                                     --------      --------
       Total shareholders' equity                                                      39,211        40,295
                                                                                     --------      --------

  TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                                  $ 54,693      $ 66,247
                                                                                     ========      ========


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

YEARS ENDED JUNE 30,                                                  2002          2001          2000
                                                                    --------      --------      --------
NET SALES                                                           $ 43,943      $ 40,430      $ 57,347

COST OF SALES                                                         21,356        20,311        25,481
                                                                    --------      --------      --------
GROSS PROFIT                                                          22,587        20,119        31,866
                                                                    --------      --------      --------

OPERATING EXPENSES
     Selling, general and administrative                              14,977        13,662        17,250
     Engineering, research and development                             6,189        10,008        10,385
     Restructuring charge (Note 4)                                       251           495          --
                                                                    --------      --------      --------
         Total operating expenses                                     21,417        24,165        27,635
                                                                    --------      --------      --------

OPERATING INCOME (LOSS)                                                1,170        (4,046)        4,231
                                                                    --------      --------      --------

OTHER INCOME AND (DEDUCTIONS)
     Interest expense                                                   (522)         (568)         (334)
     Interest income                                                     273           219           169
     Foreign currency gain (loss)                                       (161)         (250)            9
     Other                                                                (1)           (2)         (102)
                                                                    --------      --------      --------
         Total other income (deductions)                                (411)         (601)         (258)
                                                                    --------      --------      --------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES             759        (4,647)        3,973

INCOME TAX EXPENSE (BENEFIT)                                            (183)       (2,098)        1,604
                                                                    --------      --------      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                 942        (2,549)        2,369
                                                                    --------      --------      --------

DISCONTINUED OPERATIONS
     Income (loss) from Forest Products business unit, net of
       $1,038, $1,708 and $167, of taxes, respectively (Note 2)       (3,236)       (3,656)         (512)
     Loss on sale of Forest Products business unit, net of
       $678 of taxes (Note 2)                                         (1,408)         --            --
                                                                    --------      --------      --------
         Total discontinued operations                                (4,644)       (3,656)         (512)
                                                                    --------      --------      --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                (3,702)       (6,205)        1,857

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  NET OF $764 OF TAXES, INCLUDING $340 RELATED TO DISCONTINUED
  OPERATIONS (NOTE 3)                                                   --          (1,333)         --
                                                                    --------      --------      --------

NET INCOME (LOSS)                                                   $ (3,702)     $ (7,538)     $  1,857
                                                                    ========      ========      ========

BASIC EARNINGS (LOSS) PER COMMON SHARE
     Continuing operations                                          $   0.11      $  (0.31)     $   0.29
     Discontinued operations                                           (0.56)        (0.45)        (0.06)
     Change in accounting principle                                     --           (0.16)         --
                                                                    --------      --------      --------
     Net income (loss)                                              $  (0.45)     $  (0.92)     $   0.23
                                                                    ========      ========      ========

DILUTED EARNINGS (LOSS) PER COMMON SHARE
     Continuing operations                                          $   0.11      $  (0.31)     $   0.29
     Discontinued operations                                           (0.56)        (0.45)        (0.06)
     Change in accounting principle                                     --           (0.16)         --
                                                                    --------      --------      --------
     Net income (loss)                                              $  (0.45)     $  (0.92)     $   0.23
                                                                    ========      ========      ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic                                                             8,209         8,178         8,170
     Dilutive effect of stock options                                      4          --              29
                                                                    --------      --------      --------
     Diluted                                                           8,213         8,178         8,199
                                                                    ========      ========      ========



The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)

YEARS ENDED JUNE 30,                                                                 2002          2001          2000
                                                                                   --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Income (loss) from continuing operations                                       $    942      $ (2,549)     $  2,369
    Adjustments to reconcile income (loss) from continuing operations to net cash provided from (used for) operating activities:
      Cumulative effect of change in accounting principle                              --            (993)         --
      Depreciation and amortization                                                   1,187         1,421         1,676
      Deferred income taxes                                                          (1,646)       (4,931)        2,325
      Other                                                                             (27)           72           (32)
      Changes in assets and liabilities, exclusive of changes shown separately        4,656         2,205        (2,320)
                                                                                   --------      --------      --------
         Net cash provided from (used for) operating activities                       5,112        (4,775)        4,018
                                                                                   --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Revolving credit borrowings                                                     26,684        27,060        17,585
     Revolving credit repayments                                                    (34,466)      (17,000)      (17,255)
     Proceeds from stock plans                                                           65            46            31
                                                                                   --------      --------      --------
         Net cash provided from (used for) financing activities                      (7,717)       10,106           361
                                                                                   --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                              (771)         (837)       (1,221)
     Proceeds from sale of Forest Products assets (Note 2)                            4,607          --            --
                                                                                   --------      --------      --------
         Net cash provided from (used for) investing activities                       3,836          (837)       (1,221)
                                                                                   --------      --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                            944          (561)         (300)
                                                                                   --------      --------      --------

NET CASH USED FOR DISCONTINUED OPERATIONS                                              (712)       (3,200)       (1,116)
                                                                                   --------      --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             1,463           733         1,742
CASH AND CASH EQUIVALENTS, JULY 1                                                     6,680         5,947         4,205
                                                                                   --------      --------      --------
CASH AND CASH EQUIVALENTS, JUNE 30                                                 $  8,143      $  6,680      $  5,947
                                                                                   ========      ========      ========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
     Receivables, net                                                              $  1,432      $  5,078      $ (6,723)
     Inventories                                                                      5,501        (3,163)          132
     Accounts payable                                                                (2,462)        1,113           559
     Other current assets and liabilities                                               185          (823)        3,712
                                                                                   --------      --------      --------
                                                                                   $  4,656      $  2,205      $ (2,320)
                                                                                   ========      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the year for interest                                        $    826      $    714      $    371
     Cash paid during the year for income taxes                                         140           230         1,031

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                                 (In Thousands)




                                                                     ACCUMULATED
                                                                        OTHER         ADDITIONAL   RETAINED      TOTAL
                                                 COMMON STOCK       COMPREHENSIVE       PAID-IN    EARNINGS  SHAREHOLDERS'
                                               SHARES     AMOUNT    INCOME (LOSS)       CAPITAL    (DEFICIT)    EQUITY
                                               -----------------   --------------    -----------  ---------- -------------
BALANCES, JULY 1, 1999                          8,169       $82       $ (3,340)         $40,979     $10,343     $48,064


Comprehensive income (loss)
  Net income                                                                                          1,857       1,857
  Other comprehensive income
    Foreign currency translation adjustments                              (383)                                    (383)
                                                                                                                -------
  Total comprehensive income (loss)                                                                               1,474
                                                                                                                -------

Stock plans                                         1         -                              31                      31
                                                -----------------------------------------------------------------------
BALANCES, JUNE 30, 2000                         8,170       $82        $(3,723)         $41,010     $12,200     $49,569
                                                =======================================================================


Comprehensive income (loss)
  Net loss                                                                                           (7,538)     (7,538)
  Other comprehensive income
    Foreign currency translation adjustments                            (1,782)                                  (1,782)
                                                                                                                -------
  Total comprehensive income (loss)                                                                              (9,320)
                                                                                                                -------

Stock plans                                        15         -                              46                      46
                                                -----------------------------------------------------------------------
BALANCES, JUNE 30, 2001                         8,185       $82        $(5,505)         $41,056      $4,662     $40,295
                                                =======================================================================


Comprehensive income (loss)
  Net loss                                                                                           (3,702)     (3,702)
  Other comprehensive income
    Foreign currency translation adjustments                             2,554                                    2,554
                                                                                                                -------
  Total comprehensive income (loss)                                                                              (1,148)
                                                                                                                -------

Stock plans                                        47         -                              64                      64
                                                -----------------------------------------------------------------------
BALANCES, JUNE 30, 2002                         8,232       $82        $(2,951)         $41,120        $960     $39,211
                                                =======================================================================



The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

Perceptron, Inc. and its wholly-owned subsidiaries (collectively, the "Company") are involved in the design, development, manufacture, and marketing of information-based measurement and inspection focused solutions for process improvements primarily for the automotive industry.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

On March 15, 2002, the Company sold substantially all of the assets of its Forest Products business unit. See also Note 2, "Discontinued Operations". Accordingly, historical financial information included in the Form 10-K for 2002 and prior periods has been restated to present the Forest Products business unit as a discontinued operation.

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

REVENUE RECOGNITION

Revenue related to products is recognized upon shipment when title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. For multiple element arrangements, the Company defers the greater of the fair value of any undelivered elements of the contract, such as installation services, or the portion of the sales price of the contract which is not payable until the undelivered elements are completed. See also Note 3, "Change in Accounting Principle".

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

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the effects of operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or future deductibility is uncertain.

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

Options to purchase 1,749,000, 1,426,000, and 1,161,000 shares of common stock were outstanding in the fiscal years ended June 30, 2002, 2001 and 2000, respectively, and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Fair value approximates carrying value because of the short maturity of the cash equivalents. Those with a greater life are recorded as marketable securities.

CONCENTRATION OF CREDIT RISK

The Company markets and sells its products primarily to automotive assembly companies and to system integrators or original equipment manufacturers ("OEMs"), that in turn sell to automotive assembly companies. The Company's accounts receivable are principally from a small number of large customers. The Company performs ongoing credit evaluations of its customers. To date, the Company has not experienced any significant losses related to the collection of accounts receivable.

PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment are recorded at cost. Depreciation related to machinery and equipment and furniture and fixtures is primarily computed on a straight-line basis over estimated useful lives ranging from 3 to 10 years. Depreciation on buildings is computed on a straight-line basis over 40 years. Intangible assets are being amortized generally over 5 years.

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

                                  AT JUNE 30,
                                2002        2001
                              -------     -------
          Component parts     $ 4,190     $ 7,791
          Work in process         851       1,627
          Finished goods        2,710       5,718
                              -------     -------
              Total           $ 7,751     $15,136
                              =======     =======

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

FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, which include cash, marketable securities, accounts receivable, accounts payable, and amounts due to banks or other lenders, approximate their fair values at June 30,

2002 and 2001. Fair values have been determined through information obtained from market sources and management estimates.

WARRANTY

Automotive industry systems carry a three-year warranty for parts and a one-year warranty for labor and travel related to warranty. Components sales to the Forest Products industry carry a three-year warranty for TriCam(R) sensors and a one-year warranty for LASAR(R) scanners. Component sales of ScanWorks(TM) and ScanWorks(TM) ToolKit have a one-year warranty for parts; sales of NCA products have a two-year warranty for parts. The Company provides a reserve for warranty based on its experience. If a special circumstance arises requiring a higher level of warranty, the Company would make a special warranty provision commensurate with the facts.

2.       DISCONTINUED OPERATIONS

On March 15, 2002, the Company sold substantially all of the assets of its Forest Products business unit for $4.6 million in cash at closing and a promissory note for approximately $343,000. The purchaser also assumed certain liabilities of the Forest Products business unit. The operations of the Forest Products business unit have been reported separately as a component of discontinued operations. Prior year consolidated financial statements have been restated to present the Forest Products business unit as a discontinued operation. During the fiscal years ended June 30, 2002, 2001 and 2000 the Forest Products business unit had sales of $4.4 million, $10.3 million and $12.5 million, respectively. Corporate interest expense has been allocated to discontinued operations based on the ratio of the net assets of the Forest Products business unit to the consolidated net assets of the Company plus consolidated debt, excluding the net assets of the European subsidiaries. The European subsidiaries were excluded because they were cash flow positive and did not directly use the proceeds from the debt outstanding during the periods covered by the financial statements. The interest allocation had the effect of increasing the net loss from discontinued operations for the fiscal years ended June 30, 2002, 2001 and 2000 by $73,000, $132,000 and $56,000, respectively. As of June 30, 2001, net assets of discontinued operations totaled $6,547,000 as detailed below:


          Receivables                              $ 4,437,000
          Other current assets                         991,000
          Property, plant & equipment, net           1,396,000
          Other non-current assets, net                995,000
                                                   -----------
                   Total assets                      7,819,000
                                                   -----------

          Current liabilities                       (1,272,000)
                                                   -----------
          Net assets of discontinued operations    $ 6,547,000
                                                   ===========

3.       CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, the Company recognized revenue from the sales of products upon shipment, and accrued for any costs of installation not completed. The Company accounted for contractual acceptance terms based upon probable achievement of meeting the acceptance criteria. Under the new accounting method adopted retroactive to July 1, 2000, the Company recognizes the portion of revenue from the sales of products upon shipment when both title and risk of loss pass to the customer and defers the greater of the fair value or the contractual holdback of any undelivered elements, such as installation services, until the undelivered elements are completed. During the fourth quarter of fiscal 2001, the Company implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of July 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $1.3 million (net of income taxes of $764,000) or $.16 per diluted share which has been included in income for the fiscal year ending June 30, 2001. The portion of the cumulative effect related to discontinued operations was $340,000. For the fiscal year ending June 30, 2001, the Company recognized $2.1 million in revenue ($1.7 million from continuing operations and $0.4 million from discontinued operations) that is included in the cumulative effect adjustment as of July 1, 2000. Implementing SAB 101 also had the effect of deferring sales of $1.9 million ($1.6 million from continuing operations and $0.3 million from discontinued operations) that historically would have been recorded in fiscal 2001. The overall impact of SAB 101 on income before the cumulative effect of the accounting change for fiscal 2001 was a decrease of $192,000. The results for the first three-quarters of the fiscal year ending June 30, 2001 were restated in accordance with SAB 101 (see Note 15, Selected Quarterly Financial Data). Actual and pro forma amounts for fiscal year 2000 are shown below for comparative purposes.

                                                             FISCAL YEAR ENDED
                                                              JUNE 30, 2000
(in thousands, except per share amounts)                  REPORTED      PRO FORMA
                                                          --------      ---------
Net sales                                                 $ 57,347      $ 56,829
Gross profit                                                31,866        31,426
Income from continuing operations before income taxes        3,973         3,533
Income tax expense                                           1,604         1,378
Income from continuing operations                            2,369         2,155
Discontinued operations                                       (512)         (744)
Net income                                                   1,857         1,411

Earnings per share from continuing operations:
           Basic                                          $   0.29      $   0.26
           Diluted                                            0.29          0.26

Earnings per share:
           Basic                                          $   0.23      $   0.17
           Diluted                                            0.23          0.17


4.       RESTRUCTURING CHARGE

The Company recorded a $251,000 restructuring charge during the third quarter of fiscal 2002 for the estimated separation costs associated with a work force reduction of 22 employees at the Company's Plymouth headquarters. In fiscal 2001, the Company recorded a $2.2 million restructuring charge, of which $1.6 million was related to continuing operations and approximately $605,000 related to the discontinued operations of the Forest Products business unit. Approximately $1.1 million of the continuing operations charge was recorded to engineering, research and development and related to a reserve for write-offs of inventory and capital assets that were purchased to support product development projects that were either stopped or put on hold and for which it was determined that alternative uses were no longer available. The balance totaling $495,000 was recorded as a restructuring charge, of which approximately 60% represented accrued separation costs for 34 employees and 40% related primarily to closing leased facilities. At June 30, 2002, there was no balance left in the restructuring reserve established in fiscal 2001. Of the $605,000 charged to discontinued operations, approximately 43% related to accrued separation costs for 25 employees, 33% related to write-offs of product development inventory and approximately 24% related to closing a leased facility.

5.       LEASES

The following is a summary, as of June 30, 2002, of the future minimum annual lease payments required under the Company's operating leases having initial or remaining non-cancelable terms in excess of one year:

                 FISCAL YEAR                        OPERATING
                 -----------                       ----------
                 2003                              $  795,925
                 2004                                 591,192
                 2005                                 433,225
                 2006                                 187,475
                 2007                                  29,680
                                                   ----------
                 Total minimum lease payments      $2,037,497
                                                   ==========

Rental expenses for operating leases in the fiscal years ended June 30, 2002, 2001, and 2000 were $1,201,000, $946,000, and $1,179,000, respectively.

6.       SHORT-TERM AND LONG-TERM NOTES PAYABLE

In conjunction with the sale of the Company's Forest Product business unit, the Company amended its Credit Agreement with Bank One, dated September 24, 2001 to allow for the sale of assets to the Purchaser and to reduce the aggregate principal amount of the Credit Agreement from $18.5 million to $13.5 million.

At June 30, 2002, the Company had two collateral-based Revolving Credit Facilities ("Revolver"): "Facility A" in the principal amount of $12.0 million that expires on August 31, 2003 and "Facility B" in the principal amount of $1.5 million that expired on August 31, 2002. At June 30, 2002, the Company's borrowing base under Facility B was $307,000 of which none was outstanding. Proceeds under Facility A may be used for working capital and general corporate purposes. The aggregate principal amount outstanding at any one time under Facility A cannot exceed the lesser of $12.0 million or the Facility A borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, 35% of raw material located in the United States, and $4.8 million representing 80% of the appraised value of the Company's real property located in Plymouth, Michigan. The collateral for Facility A is substantially all U.S. assets of the Company and a pledge of 65% of the common stock of Perceptron B.V. owned by the Company.

Facility A can be designated as a Floating Rate Loan with interest calculated daily at 1/2% below the bank's prime rate which was 4.75% as of September 15, 2002 or as a Eurodollar Rate Loan when the Company achieves a ratio of funded debt to earnings before interest, taxes, depreciation, and amortization of less than 5:1. Quarterly, the Company pays a commitment fee of 1/4% per annum on the daily unused portion of Facility A. The Credit Agreement prohibits the Company from paying dividends. In addition, the Revolver contains various financial covenants that, among other things, restrict dividend payments by requiring the Company to maintain a Fixed Charge Coverage Ratio and a Total Liabilities to Tangible Net Worth Ratio and require the Company to maintain certain levels of earnings before interest, taxes, depreciation and amortization, ("EBITDA). The Company's EBITDA for the fiscal year ended June 30, 2002 was below the level required by the Revolver and resulted in the Funded Debt to EBITDA Ratio and the Fixed Charge Ratio falling below the financial covenants. The Company's bank waived the covenant default through June 30, 2002. In the event that the company failed to satisfy the covenants contained in, or there was an event of default under, the Revolver, the lender has the right to not make further advances under, and to require the repayment of, the Revolver. At June 30, 2002, the Company's borrowing base under Facility A was $11.4 million of which $5.8 million was outstanding.

The Company has a long-term note payable totaling $1,040,000 that is payable in full on November 1, 2003 and requires quarterly payments of interest at 7.5% per annum on the outstanding principal balance. The note may be prepaid without penalty in whole or in part at anytime.

7.       COMMITMENTS AND OTHER

As part of the purchase of intellectual property from Sonic Industries, Inc. and Sonic Technologies, Inc., ("Sonic"), in 1998, the Company agreed to pay contingent royalty payments on sales using the Sonic technology over a five-year period beginning October 1, 1998. The purchase agreement was amended in October 2000 to extend the contingent royalty period by one year to October 1, 2004. The maximum total amount of royalties is capped at $6 million on sales of $90 million. The Company has prepaid approximately $1.9 million of the contingent royalty payments generally through the assumption of liabilities in connection with the acquisition of the Sonic assets. These prepaid royalties generally offset the first contingent royalties due. As part of the sale of substantially all of the assets of the Forest Products business unit in March 2002, including substantially all of the Sonic intellectual property (see Note 2), the purchaser agreed to make contingent payments to the Company in addition to the purchase price if the purchaser's sales of products based on Sonic intellectual property result in required royalty payments to Sonic in excess of the amount of the Company's prepaid royalty payments.

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

8.       INFORMATION ABOUT MAJOR CUSTOMERS

The Company sells its products directly to both domestic and international automotive assembly companies. The Company's products are typically purchased for installation in connection with new model re-tooling programs undertaken by these companies. Because sales are dependent on the timing of customers' re-tooling programs, sales by customer vary significantly from year to year, as do the Company's largest customers. For the fiscal years ended June 30, 2002, 2001 and 2000, approximately 44%, 35% and 49%, respectively, of total revenues from continuing operations were derived from the Company's four largest automotive customers (General Motors, Ford, DaimlerChrysler and Volkswagen). The Company also sells to system integrators or OEMs, who in turn sell to these same automotive companies. For the fiscal years ended June 30, 2002, 2001 and 2000, approximately, 19%, 20% and 13%, respectively, of net sales from continuing operations, were to system integrators and OEMs for the benefit of the same four automotive companies. These numbers reflect consolidations that have occurred within the Company's four largest automotive customers. During the fiscal year ended June 30, 2002, sales to General Motors and Volkswagen were 21.9% and 11.9%, respectively, of the Company's total net sales from continuing operations. At June 30, 2002, accounts receivable from General Motors and Volkswagen totaled approximately $2.5 million and $3.4 million, respectively.

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

On September 25, 1998, the U.S. District Court for the Eastern District of Michigan dismissed, with prejudice, a suit filed against the Company by Speroni, S.p.A. ("Speroni") which alleged tortious interference in conjunction with exclusive distributorship contracts covering the sale of the P-1000(TM) products in Italy and France. Speroni's appeal of the dismissal was denied by the Federal Court of Appeals. The suit alleged tortious interference in conjunction with exclusive distributorship contracts covering the sale of P-1000(TM) products in Italy and France between Perceptron B.V., a wholly-owned subsidiary of the Company, and Speroni. Perceptron B.V. terminated the exclusive distributorship contracts in 1997 for breach of contract by Speroni and has sought arbitration of this matter with the International Chamber of Commerce International Court of Arbitration ("ICC"), to confirm the terminations and to award damages. Speroni filed counterclaims with the ICC alleging breach of the exclusive distributorship contracts and seeking damages of $6.5 million. On February 12, 2001, the arbitrator determined that 1) Speroni breached its duty to properly inform Perceptron B.V., but did not act in bad faith, and so Perceptron B.V. did not satisfy the conditions required under French law and Italian law to rightfully terminate the distributorship agreements without prior notice; and 2) Perceptron B.V. did not breach its agreements with Speroni by providing certain information to a customer of both Perceptron B.V. and Speroni and by submitting a bid to a customer of both Perceptron B.V. and Speroni outside of Speroni's territories, but did not act in good faith in not informing Speroni of these activities. Damages, if any, on the claims on which the arbitrator found in favor of Speroni are to be decided in the second phase of the arbitration proceeding, which was completed on April, 4, 2002. The arbitrator has not yet issued a ruling.

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

10.      401(K) PLAN

The Company has a 401(k) tax deferred savings plan that covers all eligible employees. The Company may make discretionary contributions to the plan. The Company's contributions related to continuing operations during the fiscal years ended June 30, 2002, 2001 and 2000, were $0, $251,349 and $409,673, respectively.

11.      EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees may purchase shares of the Company's common stock at 85% of its market value at the beginning of the six-month election period. Purchases are limited to 10% of an employee's eligible compensation and the shares purchased are restricted from being sold for one year from the purchase date. At June 30, 2002, 130,185 shares remained available under the Plan. During fiscal years 2002, 2001 and 2000, 12,312, 2,793 and 1,056 shares, respectively, were issued to employees. The average purchase price per share was $1.30, $3.35 and $3.95 in fiscal years 2002, 2001 and 2000, respectively. No compensation expense is recognized for the difference in the price paid by employees and the fair market value of the Company's common stock.

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


                                           FISCAL YEAR 2002          FISCAL YEAR 2001           FISCAL YEAR 2000
                                          ------------------        ------------------         ------------------
                                                      Weighted                  Weighted                  Weighted
                                                       Average                   Average                   Average
                                                      Exercise                  Exercise                  Exercise
                                         Shares         Price       Shares        Price       Shares        Price
                                         ------        -------      ------       -------      ------       -------
Shares subject to option
Outstanding at beginning of period      1,926,649     $  9.46     1,345,258      $ 14.77    1,286,391      $ 17.56
New grants (based on fair value of
  common stock at dates of grant)         415,425     $  1.25       835,916      $  1.80      375,625      $  3.92
Exercised                                   -            -            -             -           -             -
Terminated and expired                   (329,367)    $  6.29      (254,525)     $ 12.07     (316,758)     $ 13.22
Outstanding at end of period            2,012,707     $  8.26     1,926,649      $  9.48    1,345,258      $ 14.77
Exercisable at end of period            1,063,301     $ 13.83       799,726      $ 17.98      669,410      $ 20.88


The following table summarizes information about stock options at June 30, 2002:

                                           OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                           ---------------------------------------------------   --------------------------------
                                        WEIGHTED AVERAGE
      RANGE OF                              REMAINING       WEIGHTED AVERAGE                   WEIGHTED AVERAGE
   EXERCISE PRICES           SHARES     CONTRACTUAL LIFE     EXERCISE PRICE         SHARES      EXERCISE PRICE
 --------------------      ---------   ------------------  -----------------     -----------  -------------------
 $  0.91 to  $  1.42         382,575           9.47             $  1.24             11,625         $  1.27
 $  1.44 to  $  1.53         490,408           8.24             $  1.53            146,720         $  1.52
 $  1.72 to  $  4.65         421,742           7.40             $  3.63            232,081         $  3.85
 $  5.05 to  $ 23.50         480,756           4.63             $ 15.06            435,649         $ 15.98
 $ 25.79 to  $ 33.96         237,226           4.76             $ 27.90            237,226         $ 27.90
 -------------------       ---------           ----             -------          ---------         -------
 $  0.91 to  $ 33.96       2,012,707           7.03             $  8.26          1,063,301         $ 13.83
 ===================       =========           ====             =======          =========         =======

Option prices for options granted under these Plans must not be less than fair market value of the Company's stock on the date of grant. At June 30, 2002, options covering 1,063,301 shares were exercisable and options covering 604,142 shares were available for future grants under these plans.

Options outstanding under the 1992 and 1998 Stock Option Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. Options outstanding under the Director Stock Option Plan are either an initial option or an annual option. Initial options of 15,000 shares are granted as of the date the non-employee director is first elected to the Board of Directors and become exercisable in full on the first anniversary of the date of grant. Annual options are granted as of the date of the respective annual meeting to each non-employee director serving at least six months prior to the annual meeting and become exercisable in three annual increments of 33 1/3% after the date of grant. Options under the Directors Stock Option Plan expire ten years from the date of grant. In 1999, the Directors Stock Option Plan was amended to increase the amount of the annual options from 1,500 to 3,000 shares of Common Stock for grants beginning in the year 2000, to eliminate the annual option grant for 1,500 shares in 1999 and to provide for a one time grant to each Director at the time of the 1999 Annual Meeting of an additional option to purchase 10,000 shares of Common Stock.

The estimated fair value as of the date options were granted during the fiscal years ended June 30, 2002, 2001, and 2000, using the Black-Scholes option-pricing model was as follows:

                                                                          2002              2001              2000
                                                                          ----              ----              ----
Weighted average estimated fair value per share of
     options granted during the year                                      $0.93             $1.28            $3.44
Assumptions:
     Amortized dividend yield                                              -                 -                -
     Common stock price volatility                                        80.76%           121.36%           96.85%
     Risk free rate of return                                              4.38%             4.63%            6.75%
     Expected option term (in years)                                       5                 5                5

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective with the 1996 financial statements, but elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options has been recognized under the provisions of APB 25. If compensation cost had been determined based on the estimated fair value of options granted during the fiscal year, consistent with the methodology in SFAS 123, the Company's net income and income per share would have been adjusted to the pro forma amounts indicated below (in thousands except per share amounts):

                                                                          2002              2001              2000
                                                                          ----              ----              ----
Net income (loss)
     As reported                                                       $ (3,702)         $ (7,538)          $ 1,857
     Pro forma                                                         $ (4,230)         $ (8,447)          $  (111)

Earnings (loss) per share - diluted
     As reported                                                       $  (0.45)         $  (0.92)          $  0.23
     Pro forma                                                         $  (0.52)         $  (1.03)          $ (0.01)

13.      INCOME TAXES

Income from continuing operations before income taxes for U.S. and foreign operations was as follows (in thousands):

                                                                         2002              2001              2000
                                                                         ----              ----              ----
     U.S                                                               $  (614)          $(6,609)           $  684
     Foreign                                                             1,373             1,962             3,289
                                                                       -------           -------            ------
     Total                                                             $   759           $(4,647)           $3,973
                                                                       =======           =======            ======


The income tax provision (benefit) reflected in the statement of income consists of the following (in thousands):


                                                                         2002              2001              2000
                                                                         ----              ----              ----
     Current provision (benefit):
         U.S. Federal                                                  $   --            $  --              $  214
         Foreign                                                            75               (20)            1,390
     Deferred taxes - U.S.                                                (258)           (2,078)              --
                                                                       -------           -------            ------
     Total provision (benefit)                                         $  (183)          $(2,098)           $1,604
                                                                       =======           =======            ======


The Company's deferred tax assets are substantially represented by the tax benefit of net operating losses and the tax benefit of future deductions represented by reserves for bad debts, warranty expenses and inventory obsolescence and tax credit carryforwards. During fiscal year 2002, the Company completed an examination with the Internal Revenue Service that covered the years 1996 through 1998. The examination resulted in a net refund to the company of approximately $429,000 and re-established tax credits that had previously been utilized. The Company established a valuation allowance for the tax credit carryforwards and other items where it was more likely than not that these items would either expire or not be deductible before the Company was able to realize their benefit. The components of deferred tax assets were as follows (in thousands):


                                                                                  2002              2001              2000
                                                                                --------          --------          --------
          Benefit of net operating losses                                       $  8,126          $  6,831          $  3,229
          Tax credit carryforwards                                                 2,382              --                --
          Other, principally reserves                                              2,348               825              (734)
                                                                                --------          --------          --------
          Deferred tax asset                                                      12,856             7,656             2,495
          Valuation allowance                                                     (4,412)             --                --
                                                                                --------          --------          --------

             Net deferred tax asset                                             $  8,444          $  7,656          $  2,495
                                                                                ========          ========          ========

          Rate reconciliation:
          Provision at U.S. statutory rate                                          34.0 %           (34.0)%            34.0%
          Net effect of taxes on foreign activities                                (52.0)%            (4.0)%             9.6%
          State taxes and other, net                                                (6.0)%            --                --
          Adjustment of federal income taxes provided for in prior years           492.0 %            --                --
          Valuation allowance                                                     (492.0)%            --                --
                                                                                --------          --------          --------
     Effective tax rate                                                            (24.0)%           (38.0)%            43.6%
                                                                                ========          ========          ========

No provision was made with respect to retained earnings as of June 30, 2002 that have been retained for use by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings. At June 30, 2002, the Company had net operating loss carryforwards for Federal income tax purposes of $23.9 million that expire in the years 2020 through 2023 and tax credit carryforwards of $2,382,000 that expire in the years 2007 through 2017.

14.      SEGMENT AND GEOGRAPHIC INFORMATION

In March 2002, the Company sold its Forest Products business unit, which was essentially all of the operations reported previously under the Industrial Businesses segment. As a result, the Company's remaining business is substantially all in the global automotive market and its business segment is the automotive industry. Previous periods have been restated on the face of the financial statements to show the Forest Products business unit as a discontinued operation. The Company primarily accounts for geographic sales and transfers based on cost plus a transfer fee and/or royalty fees. The Company operates in two primary geographic areas: Domestic (United States) and International (primarily Europe, with limited operations in Canada, Asia and South America).

GEOGRAPHICAL REGIONS (000'S)                         DOMESTIC        INTERNATIONAL(1)   CONSOLIDATED
                                                     --------        ---------------    ------------
FISCAL YEAR ENDED JUNE 30, 2002
Net external sales                                    $24,911             $19,032          $43,943
Identifiable assets                                    31,463              23,230           54,693

FISCAL YEAR ENDED JUNE 30, 2001
Net external sales                                    $20,710             $19,720          $40,430
Identifiable assets                                    42,819              23,428           66,247

FISCAL YEAR ENDED JUNE 30, 2000
Net external sales                                    $40,948             $16,399          $57,347
Identifiable assets                                    46,692              18,413           65,105

(1) The Company's German subsidiary had net external sales of $10.4 million, $13.2 million and $13.3 million in the fiscal years ended June 30, 2002, 2001, and 2000, respectively. Total assets of the Company's German subsidiary were $10.8 million and $14.9 million as of June 30, 2002 and 2001, respectively.

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data for the fiscal years ended June 30, 2002 and 2001, are as follows (in thousands, except per share amounts):

                                                                    QUARTER ENDED
                                            -------------------------------------------------------------
FISCAL YEAR 2002(1)                         09/30/01          12/31/01          03/31/02         06/30/02
                                            --------          --------          --------         --------
Net sales                                   $ 10,431          $ 13,123        $   9,846          $ 10,543
Gross profit                                   5,153             6,843            4,933             5,658
Income (loss) from continuing operations         168               711             (220)              283
Income (loss) from discontinued operations    (1,479)             (471)          (2,694)                -
Net income (loss)                             (1,311)              240           (2,914)(3)           283
Earnings (loss) per share from continuing
  operations
      Basic                                     0.02             0.09              (0.03)             0.03
      Diluted                                   0.02             0.09              (0.03)             0.03
Earnings (loss) per share
      Basic                                    (0.16)            0.03              (0.35)             0.03
      Diluted                                  (0.16)            0.03              (0.35)             0.03



FISCAL YEAR 2001(1)&(2)                     09/30/00          12/31/00            3/31/01           6/30/01
                                            --------          --------            -------           -------
Net sales                                  $   6,617          $ 12,544         $  8,790            $12,479
Gross profit                                   3,220             6,166            3,375              7,358
Income (loss) from continuing operations      (1,500)              641           (2,465)               775
Income (loss) from discontinued operations      (959)             (231)            (928)            (1,538)
Cumulative effect of change in accounting
  principle                                   (1,333)             -                -                 -
Net income (loss)                             (3,792)              410           (3,393)(3)           (763)(3)
Earnings (loss) per share from continuing
  operations
      Basic                                    (0.18)             0.08           (0.30)               0.09
      Diluted                                  (0.18)             0.08           (0.30)               0.09
Earnings (loss) per share
      Basic                                    (0.46)             0.05           (0.41)              (0.09)
      Diluted                                  (0.46)             0.05           (0.41)              (0.09)



(1) During the third quarter of fiscal 2002, the Company sold substantially all of the assets of its Forest Products business unit (see Note 2). Prior quarters have been restated to reflect the operations of the Forest Products business unit as discontinued.

(2) During the fourth quarter of fiscal 2001, the Company implemented the Securities and Exchange Commission's Staff Accounting Bulletin 101 (SAB 101) guidelines retroactive to the beginning of the year. As a result of this implementation, the Company changed its method of revenue recognition and reported a cumulative effect of a change in accounting as of July 1, 2000 (see
Note 3). The quarterly financial information for fiscal 2001 was restated in accordance with SAB 101.

(3) In the third quarter of fiscal 2002, the Company recorded restructuring charges of $251,000. In the third and fourth quarters of fiscal 2001, the company recorded restructuring charges of $1.6 million and $0.6 million, respectively (see Note 4).


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No response to Item 9 is required.

                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions "Matters to Come before the Meeting
- Proposal 1: Election of Directors", "Further Information - Executive Officers" and "Further Information - Share Ownership of Management and Certain Shareholders - Beneficial Ownership by Directors and Executive Officers" and "Further Information - Share Ownership of Management and Certain Shareholders -
Section 16 (a) Beneficial Ownership Reporting Compliance" of the registrant's proxy statement for 2002 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11:   EXECUTIVE COMPENSATION

The information contained under the caption "Further Information - Compensation of Directors and Executive Officers" of the Proxy Statement is incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the captions "Further Information - Share Ownership of Management and Certain Shareholders - Principal Shareholders", "Further Information - Share Ownership of Management and Certain Shareholders - Beneficial Ownership by Directors and Executive Officers", "Further Information
- Equity Compensation Plan Information" and "Further Information - Compensation of Directors and Officers - Termination of Employment and Change of Control Arrangements" of the Proxy Statement is incorporated herein by reference.

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

                  3. Exhibits - the exhibits filed with this report are listed on pages 39 through 42.

         B.       Reports on Form 8-K:

                   None

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

                                           Date:  September 25, 2002

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

            Signatures                                        Title                                      Date
            ----------                                        -----                                      ----
/S/ Alfred A. Pease                         Chairman of the Board,                               September 25, 2002
------------------------------------        President, Chief Executive Officer
Alfred A. Pease


/S/ John J. Garber                          Vice President and Chief                             September 25, 2002
------------------------------------        Financial Officer (Principal Financial Officer)
John J. Garber


/S/ Sylvia M. Smith                         Controller (Principal Accounting Officer)            September 25, 2002
------------------------------------
Sylvia M. Smith


/S/ David J. Beattie                        Director                                             September 25, 2002
------------------------------------
David J. Beattie


/S/ Kenneth R. Dabrowski                    Director                                             September 25, 2002
------------------------------------
Kenneth R. Dabrowski


/S/ Philip J. DeCocco                       Director                                             September 25, 2002
------------------------------------
Philip J. DeCocco


/S/ W. Richard Marz                         Director                                             September 25, 2002
------------------------------------
W. Richard Marz


/S/ Robert S. Oswald                        Director                                             September 25, 2002
------------------------------------
Robert S. Oswald


/S/ Terryll R. Smith                        Director                                             September 25, 2002
------------------------------------
Terryll R. Smith

                           ANNUAL REPORT CERTIFICATION

I, Alfred A. Pease, certify that:

1.  I have reviewed this annual report on Form 10-K of Perceptron, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;




September 25, 2002                            /s/ Alfred A. Pease
                                              -------------------------------
                                              Alfred A. Pease
                                              Chairman of the Board, President
                                              Chief Executive Officer

                           ANNUAL REPORT CERTIFICATION

I, John J. Garber, certify that:

1.  I have reviewed this annual report on Form 10-K of Perceptron, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;




September 25, 2002               /s/ John J. Garber
                                 -----------------------
                                 John J. Garber
                                 Vice President and Chief Financial Officer
                                 Principal Financial Officer

                        PERCEPTRON, INC. AND SUBSIDIARIES
                     INDEX TO FINANCIAL STATEMENTS SCHEDULE




Financial Statements Schedule:

Designation          Description                                 Page
-----------          -----------                                 ----
Schedule II          Valuation and qualifying accounts            38


The schedules not filed are omitted because they are not required, the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                 SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS



                                                                         CHARGED TO
                                                        BEGINNING         COSTS AND       ENDING
                                                         BALANCE          EXPENSES      CHARGE-OFFS          BALANCE
                                                         -------          --------      -----------          -------
JUNE 30, 2000

Allowance for doubtful accounts                         $218,000           $194,000        $144,000          $268,000

Inventory reserves                                      $600,000         $1,039,000        $439,000        $1,200,000


JUNE 30, 2001

Allowance for doubtful accounts                         $268,000           $469,000          $3,000          $734,000

Inventory reserves                                    $1,200,000         $1,039,000        $201,000        $2,038,000


JUNE 30, 2002

Allowance for doubtful accounts                         $734,000           $189,000        $271,000          $652,000

Inventory reserves                                    $2,038,000           $750,000      $1,615,000        $1,173,000

Tax valuation reserve                                       $ __         $4,412,000            $ __        $4,412,000

                                  EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION OF EXHIBITS
-----------           -----------------------

    2. Plan of acquisition, reorganization, arrangement, liquidation and succession.

    2.1 Asset Purchase Agreement by and among U.S. Natural Resources, Inc., Nanoose Systems Corporation, Trident Systems, Inc., and Perceptron, Inc., dated March 13, 2002, is incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed March 29, 2002.

    3.                Restated Articles of Incorporation and Bylaws.

    3.1 Restated Articles of Incorporation, as amended to date, are incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1998.

    3.2 Amended and Restated Bylaws, as amended to date, are incorporated herein by reference to Exhibit 3.2 of the Company's Form S-8 Registration Statement No. 333-55164.

    4.                Instruments Defining the Rights of Securities Holders.

    4.1 Articles IV, V and VI of the Company's Restated Articles of Incorporation are incorporated herein by reference to
                      Exhibit 3.1 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1998.

    4.2 Articles I, II, III, VI, VII, X and XI of the Company's Amended and Restated Bylaws are incorporated herein by reference to Exhibit 3.2 of the Company's Form S-8 Registration Statement No. 333-55164.

    4.3 Credit Agreement dated September 24, 2001, between Perceptron, Inc. and Bank One, Michigan is incorporated by reference to Exhibit 4.9 of the Company's Report on Form 10-K for the Year Ended June 30, 2001.

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

    4.6 First Amendment to Credit Agreement, dated September 24, 2001 between Perceptron, Inc. and Bank One, Michigan dated March 19, 2002 is incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed March 29, 2002.

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

    10.21@ Amended and Restated Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.54 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1996.

    10.22@ Letter Agreement, dated February 14, 1996, between the Company and Alfred A. Pease is incorporated herein by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996.

    10.23@ Forms of Incentive Stock Option Agreements (Officers) and Non-Qualified Stock Option Agreements (Officers) under 1992 Stock Option Plan after September 1, 1998 is incorporated by reference to Exhibit 10.25 of the Company's Report on Form 10-K for the Year Ended December 31, 1998.

    10.24@ Second Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.26 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1999.

    10.25@ First Amendment to Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.27 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1999.

    10.26@ First Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.28 of the Company's Report on Form 10-K for the Transition Period Ended June 30, 1999.

    10.27@ Second Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.29 of the Company's Report on Form 10-K for the Transition Period Ended June 30, 1999.

    10.28@ Forms of Incentive Stock Option Agreements (Officers) and Non-Qualified Stock Option Agreements (Officers) under 1992 Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.30 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1999.

    10.29@ Forms of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.31 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1999.

    10.30@ Forms of Non-Qualified Stock Option Agreements under the Directors Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.32 of the Company's Report on Form 10-Q for the Quarter Ended December 31, 1999.

    10.31@ Second Amendment to the Perceptron, Inc. Directors Stock Option Plan (Amended and Restated October 31, 1996) is incorporated by reference to Exhibit 10.33 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 2000.

    10.32@            2000 Management Bonus Plan is incorporated by reference to
                      Exhibit 10.34 of the Company's Report on Form 10-K for the Year Ended June 30, 2000.

    10.33@ Third Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.6 of the Company's Form S-8 Registration Statement No. 333-55164.

    10.34@ Third Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.35 of the Company's Report on Form 10-K for the Year Ended June 30, 2001.

    10.35 Covenant Not to Compete between U.S. Natural Resources, Inc., and Perceptron, Inc., dated March 13, 2002 is incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed March 29, 2002.

    10.36*            Promissory Note, dated March 13, 2002, between U.S.
                      Natural Resources, Inc. and Perceptron, Inc.

    10.37*@           Fourth Amendment to Amended and Restated 1992 Stock Option
                      Plan.

    10.38@ Fourth Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.7 of the Company's S-8 Registration Statement No. 333-76194.

    21.*              A list of subsidiaries of the Company.

    23.               Consent of Experts.

    23.1*             Consent of Grant Thornton LLP.

    23.2*             Consent of PricewaterhouseCoopers LLP.

----------------------
* Filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
@ Indicates a management contract, compensatory plan or arrangement.