Form 10-Q
period 2002-09-30
PERCEPTRON INC/MI
filed 2002-11-13
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.


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

         Yes         X                        No
               --------------                     --------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes                                  No         X
               --------------                     --------------

The number of shares outstanding of each of the issuer's classes of common stock as of November 8, 2002, was:

      Common Stock, $0.01 par value                      8,244,453
      -----------------------------              --------------------------
                   Class                             Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                                                          PAGE
                                                                         NUMBER
                                                                         ------

COVER                                                                         1

INDEX                                                                         2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                                 3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk          13
Item 4.  Controls and Procedures                                             13

PART II. OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                   14

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  SEPTEMBER 30,       JUNE 30,
(In Thousands, Except Per Share Amount)                                                2002             2002
                                                                                   -----------      -----------
                                                                                   (Unaudited)
ASSETS

      CURRENT ASSETS
        Cash and cash equivalents                                                   $ 11,644         $  8,143
        Receivables:
           Billed receivables, net of allowance for doubtful accounts
              of $633 and $652, respectively                                          19,369           20,458
           Unbilled and other receivables                                                868            1,041
        Inventories, net of reserves of $693 and $1,173, respectively                  7,720            7,751
        Deferred taxes and other current assets                                        1,940            1,873
                                                                                    --------         --------
           Total current assets                                                       41,541           39,266
                                                                                    --------         --------

      PROPERTY AND EQUIPMENT
        Building and land                                                              6,004            6,004
        Machinery and equipment                                                        8,999            8,690
        Furniture and fixtures                                                         1,061            1,061
                                                                                    --------         --------
                                                                                      16,064           15,755
        Less - Accumulated depreciation and amortization                              (7,620)          (7,272)
                                                                                    --------         --------
           Net property and equipment                                                  8,444            8,483
                                                                                    --------         --------

      OTHER ASSETS
        Deferred tax asset                                                             6,806            6,944
                                                                                    --------         --------
           Total other assets                                                          6,806            6,944
                                                                                    --------         --------

      TOTAL ASSETS                                                                  $ 56,791         $ 54,693
                                                                                    ========         ========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES
        Accounts payable                                                            $  2,002         $  2,600
        Accrued liabilities and expenses                                               3,031            3,236
        Deferred revenue                                                               2,094            1,997
        Notes payable (Note 6)                                                         8,368            5,833
        Income taxes payable                                                             223              352
        Accrued compensation                                                             522              424
                                                                                    --------         --------
           Total current liabilities                                                  16,240           14,442
                                                                                    --------         --------

      LONG-TERM LIABILITIES
        Notes payable (Note 6)                                                         1,040            1,040
                                                                                    --------         --------
           Total long-term liabilities                                                 1,040            1,040
                                                                                    --------         --------

           Total liabilities                                                          17,280           15,482
                                                                                    --------         --------

      SHAREHOLDERS' EQUITY
        Preferred stock - no par value, authorized 1,000 shares, issued none              --               --
        Common stock, $0.01 par value, authorized 19,000 shares, issued
           and outstanding 8,244 and 8,232, respectively                                  82               82
        Accumulated other comprehensive loss                                          (2,950)          (2,951)
        Additional paid-in capital                                                    41,132           41,120
        Retained earnings                                                              1,247              960
                                                                                    --------         --------
           Total shareholders' equity                                                 39,511           39,211
                                                                                    --------         --------

      TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                             $ 56,791         $ 54,693
                                                                                    ========         ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
(In Thousands, Except Per Share Amounts)                       2002             2001
                                                             --------         --------
NET SALES                                                    $ 10,777         $ 10,431

COST OF SALES                                                   6,081            5,842
                                                             --------         --------
        GROSS PROFIT                                            4,696            4,589
                                                             --------         --------

OPERATING EXPENSES
        Selling, general and administrative                     2,553            2,553
        Engineering, research and development                   1,459            1,841
                                                             --------         --------
               Total operating expenses                         4,012            4,394
                                                             --------         --------

        OPERATING INCOME                                          684              195
                                                             --------         --------

OTHER INCOME AND (DEDUCTIONS)
        Interest expense                                         (119)            (187)
        Interest income                                            67               20
        Foreign currency and other                               (125)             (15)
                                                             --------         --------
               Total other income (deductions)                   (177)            (182)
                                                             --------         --------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES             507               13

INCOME TAX EXPENSE (BENEFIT)                                      220             (155)
                                                             --------         --------
INCOME FROM CONTINUING OPERATIONS                                 287              168

DISCONTINUED OPERATIONS
        Loss from Forest Products business unit,
          net of $514 of taxes (Note 2)                            --           (1,479)
                                                             --------         --------

NET INCOME (LOSS)                                            $    287         $ (1,311)
                                                             ========         ========

BASIC EARNINGS (LOSS) PER COMMON SHARE
        Continuing operations                                $   0.03         $   0.02
        Discontinued operations                                    --         $  (0.18)
                                                             --------         --------
        Net income (loss)                                    $   0.03         $  (0.16)
                                                             ========         ========

DILUTED EARNINGS (LOSS) PER COMMON SHARE
        Continuing operations                                $   0.03         $   0.02
        Discontinued operations                                    --         $  (0.18)
                                                             --------         --------
        Net income (loss)                                    $   0.03         $  (0.16)
                                                             ========         ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                                   8,244            8,185
        Dilutive effect of stock options                            3               --
                                                             --------         --------
        Diluted                                                 8,247            8,185
                                                             ========         ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
(In Thousands)                                                                          2002             2001
                                                                                      --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
         Income from continuing operations                                            $    287         $    168
         Adjustments to reconcile income from continuing operations to net cash provided from (used for) operating activities:
                 Depreciation and amortization                                             330              303
                 Deferred income taxes                                                     139             (476)
                 Other                                                                      (2)              75
                 Changes in assets and liabilities, exclusive of changes shown
                    separately                                                             537              (81)
                                                                                      --------         --------
                        Net cash provided from (used for) operating activities           1,291              (11)
                                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Revolving credit borrowings                                                     5,370           11,335
         Revolving credit repayments                                                    (2,835)         (11,139)
         Proceeds from stock plans                                                          12               --
                                                                                      --------         --------
                        Net cash provided from financing activities                      2,547              196
                                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                             (307)             (49)
                                                                                      --------         --------
                        Net cash used for investing activities                            (307)             (49)
                                                                                      --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                               (30)             397
                                                                                      --------         --------

NET CASH USED FOR DISCONTINUED OPERATIONS                                                   --             (797)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     3,501             (264)
CASH AND CASH EQUIVALENTS, JULY 1                                                        8,143            6,680
                                                                                      --------         --------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                                               $ 11,644         $  6,416
                                                                                      ========         ========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
         Receivables, net                                                             $  1,311         $  1,742
         Inventories                                                                        31              129
         Accounts payable                                                                 (598)          (2,001)
         Other current assets and liabilities                                             (207)              49
                                                                                      --------         --------
                                                                                      $    537         $    (81)
                                                                                      ========         ========



The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K. Certain reclassifications may have been made to the prior year's financial statements to conform with the fiscal year 2003 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary, including normal recurring adjustments and restatements for the effect of discontinued operations (see Note 2 below), for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. DISCONTINUED OPERATIONS

On March 15, 2002, the Company sold substantially all of the assets of its Forest Products business unit for $4.6 million in cash at closing and a promissory note for approximately $343,000. The purchaser also assumed certain liabilities of the Forest Products business unit. The operations of the Forest Products business unit have been reported separately as a component of discontinued operations. Prior year consolidated financial statements have been restated to present the Forest Products business unit as a discontinued operation. During the first quarter of fiscal year 2002, the Forest Products business unit had sales of $940,000. Corporate interest expense has been allocated to discontinued operations based on the ratio of the net assets of the Forest Products business unit to the consolidated net assets of the Company plus consolidated debt, excluding the net assets of the European subsidiaries. The European subsidiaries were excluded because they were cash flow positive and did not directly use the proceeds from the debt outstanding during the periods covered by the financial statements. The interest allocation had the effect of increasing the net loss from discontinued operations for the first quarter of fiscal year 2002 by $30,000.

3. INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out ("FIFO") method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is released. During the first quarter of fiscal 2003, the Company disposed of $480,000 of inventory that had been reserved for at June 30, 2002. Inventory, net of reserves, is comprised of the following (in thousands):


                    SEPTEMBER 30,   JUNE 30,
                        2002          2002
                    -------------   --------
Component Parts        $4,271        $4,190
Work In Process           811           851
Finished Goods          2,638         2,710
                       ------        ------
Total                  $7,720        $7,751
                       ======        ======

4. EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance unless such effect is anti-dilutive. Options to purchase 1,984,000 and 1,851,000 shares of common stock were outstanding in the three months ended September 30, 2002 and 2001, respectively, and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

5. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

THREE MONTHS ENDED SEPTEMBER 30,                     2002           2001
                                                   -------        -------
Net Income (Loss)                                  $   287        $(1,311)
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments              1          1,015
                                                   -------        -------
Total Comprehensive Income (Loss)                  $   288        $  (296)
                                                   =======        =======

6. CREDIT FACILITIES

At September 30, 2002, the Company had a $12.0 million collateral-based Revolving Credit Facility ("Revolver") with Bank One, N.A. that expires on August 31, 2003. The Revolver could be used to finance working capital needs and for general corporate purposes. Any borrowings would bear interest at 1/2% below the bank's prime rate, which was 4.75% as of October 24, 2002. At September 30, 2002, the Company's borrowing base under the Revolver was $12.0 million of which $8.4 million was outstanding. During October 2002, the Company paid off the Revolver by using $4.9 million from its European Subsidiary, cash collected from accounts receivable collections and by borrowing approximately $700,000 from the Company's new credit facility with Comerica Bank, described below.

On October 24, 2002, the Company entered into a new collateral-based Credit Agreement with Comerica Bank and terminated its Revolver with Bank One, N.A. The new Credit Agreement provides for borrowings of up to $7.5 million and expires on November 1, 2004. Proceeds under the Credit Agreement may be used for working capital, capital expenditures, to repay existing indebtedness owed to Bank One and to repay amounts owing under a long-term note payable acquired in 1998 as part of the Sonic transaction. The collateral for the loan is substantially all U.S. assets of the Company. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (4.75% as of November 4, 2002) dependant upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 4.2% as of November 4, 2002) dependant upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependant upon the Company's ratio of funded debt to EBITDA. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $7.5 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, plus the lesser of 25% of raw material located in the United States or $2,000,000, plus the lesser of 50% of finished goods inventory or $750,000 plus an amount equal to 60% of the appraised value of the Company's real property located in Plymouth, Michigan. The new appraisal had not been completed at the time of this filing, however, based upon an appraisal done within the last two years, it is expected to be approximately $6.0 million. At October 31, 2002, the borrowing base was $7.5 million. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $29.0 million.

In October, the Company also paid-off its $1,040,000 long-term note payable from proceeds received under the Company's new credit facility with Comerica Bank. The note payable required quarterly payments of interest at 7.5% per annum on the outstanding principal balance and was due in full on November 1, 2003 but allowed for prepayments in whole or in part at anytime without penalty.

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

8. COMMITMENTS AND CONTINGENCIES

The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than the matters discussed in the Company's 2002 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview - The Company reported net income of $287,000, or $0.03 per share, for the first quarter of fiscal 2003, compared to income from continuing operations of $168,000, or $0.02 per share, for the first quarter of fiscal 2002. In the third quarter of fiscal 2002, the Company sold substantially all of the assets of its Forest Products business unit to U.S. Natural Resources ("USNR"). As a result, financial results for the first quarter of fiscal year 2002 have been restated to show the Forest Products business unit separately as a discontinued operation. In the first quarter of fiscal year 2003, the Company's European operation implemented a new accounting system, which greatly enhanced its financial reporting capabilities. The new accounting system was better able to segregate costs between cost of sales, engineering, research and development and selling, general and administrative. For comparability purposes, the fiscal 2002 results were reclassified to conform with the 2003 presentation. As a result, approximately $650,000 of costs previously reported as selling, general and administrative, were reclassified to cost of sales for $500,000 and to engineering, research and development for $150,000.

Sales - Net sales of $10.8 million for the first quarter of fiscal 2003 were up approximately $400,000, compared with the same period one year ago. The increase was primarily due to sales of $596,000 to USNR. Sales by region reflected a slight improvement in North America that was offset by lower sales in Europe while sales in Asia were flat. Sales of the Company's systems and technology component product lines were as follows: AutoGauge(TM) sales of $6.4 million were down $400,000 and accounted for approximately 59% of sales in the first quarter of fiscal 2003 compared to approximately 65% for the same period one year ago. AutoGuide(TM) sales of $300,000 were down $100,000 and accounted for approximately 3% of sales in the first quarter of fiscal 2003 compared to approximately 4% for the same period one year ago. AutoSpect(R) sales of $200,000 were down $200,000 and accounted for approximately 2% of sales in the first quarter of fiscal 2003 compared to approximately 4% for the same period one year ago. NCA sales of $1.2 million were down $100,000 and accounted for approximately 11% of sales in the first quarter of fiscal 2003 compared to approximately 13% for the same period one year ago. ScanWorks(TM) sales of $800,000 were up $200,000 and accounted for approximately 7% of sales in the first quarter of fiscal 2003 compared to approximately 6% for the same period one year ago. Service sales of $600,000 were up $400,000 and accounted for approximately 6% of sales in the first quarter of fiscal 2003 compared to approximately 2% of sales for the same period one year ago. Other product sales including sensor sales to USNR and training accounted for the remainder of net sales in both years. ScanWorks(TM) is a new product and the increase quarter over quarter represented new product sales growth. The variance in other product sales was attributable to the timing of customer orders.

Bookings & Backlog - New order bookings for the three months ended September 30, 2002, were $11.9 million compared to $12.8 million in 2001. The decrease of $900,000 appeared to reflect the timing of customer decisions to place new orders rather than economic conditions. Backlog at September 30, 2002, was $16.3 million compared to $20.1 million at September 30, 2001. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Gross Profit - Gross profit was $4.7 million, or 43.6% of sales, in the first quarter of fiscal year 2003, as compared to $4.6 million, or 44.0% of sales, in the first quarter of fiscal year 2002. The gross profit percentage for fiscal year 2003 was affected by the sales to USNR which are at generally lower margins.

When the sales and gross profit associated with this product line are excluded from the gross profit percentage calculation, the gross profit margin for this quarter would have been 46.0% compared with 44.0% last year. This improvement reflected some of the benefits related to our cost reduction programs.

Selling, General and Administrative (SG&A) Expenses - SG&A expenses of $2.5 million in the quarter ended September 30, 2002 were unchanged from the first quarter a year ago. Manpower and spending levels were consistent for both periods.

Engineering, Research and Development (R&D) Expenses - Engineering and R&D expenses decreased $382,000 from $1,841,000 in the quarter ended September 30, 2001 to $1,459,000 million in the quarter ended September 30, 2002. The decrease in expenses reflected the full benefit from manpower, contract design service and engineering supply reductions that were implemented during fiscal year 2001 and fiscal year 2002.

Other Income and Deductions - Net interest expense was $52,000 in the first quarter of fiscal 2003 compared with $167,000 in the first quarter of fiscal 2002. The reduction primarily reflected lower average borrowings related to the pay-down of debt from proceeds of the sale of the Company's Forest Products business unit. Foreign currency and other increased by $110,000 in the first quarter of fiscal 2003 primarily due to reporting exchange losses not previously recognized from the resolution of certain projects in the Company's European operation and approximately one third due to the weakening of the Brazilian Real.

Outlook - The operating results for the first quarter were somewhat better than expected, and although the global economic outlook remains uncertain, the Company's customers are planning many tooling programs that include allocations for our process control systems. Unless these programs are postponed or cancelled, new orders and sales are expected to continue at levels that will enable the Company to report net income for fiscal year 2003. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $11.6 million at September 30, 2002, of which $11.2 million was in the Company's European subsidiaries, compared to $8.1 million at June 30, 2002, of which $7.8 million was in the Company's European subsidiaries. The favorable cash flow in Europe was principally due to a $2.8 million reduction in accounts receivable resulting primarily from improved collections. Use of cash resulted from a domestic accounts receivable increase of $2.1 million as a result of revenues exceeding collections during the quarter and a reduction in trade accounts payable and other current assets and liabilities of $805,000 that was funded by operating income and a $2.5 million increase in bank borrowings. Bank debt was $8.4 million as of September 30, 2002.

During October the Company transferred $4.9 million from its European subsidiary. This cash and domestic accounts receivable collections in October enabled the Company to pay down its bank debt to approximately $1.7 million as of October 31, 2002, and also pay off a $1,040,000 long-term note related to the purchase of assets from Sonic Industries, Inc. and Sonic Technologies, Inc. in October of 1998.

Cash flow from operating activities of $1.3 million reflected net income from the Company's operations, plus adjustments for non-cash items, including the use of the Company's deferred tax assets to offset its domestic tax expense for the quarter, and working capital reductions described above. During the quarter, the Company's reserve for doubtful accounts remained essentially unchanged at $633,000. During the first quarter of fiscal year 2003, the Company disposed of $480,000 of inventory that had been reserved for at June 30, 2002.

Financing activities during the quarter reflected net working capital borrowings of $2.5 million. At September 30, 2002, the Company had a $12.0 million collateral-based Revolving Credit Facility ("Revolver") with Bank One, N.A. that expires on August 31, 2003. The Revolver could be used to finance working capital needs and for general corporate purposes. Any borrowings would bear interest at 1/2% below the bank's prime rate, which was 4.75% as of October 24, 2002. At September 30, 2002, the Company's borrowing base under the Revolver was $12.0 million, of which $8.4 million was outstanding.

On October 24, 2002, the Company entered into a new collateral-based Credit Agreement with Comerica Bank and terminated its Revolver with Bank One, N.A. The new Credit Agreement provides for borrowings of up to $7.5 million and expires on November 1, 2004. Proceeds under the Credit Agreement may be used for working capital, capital expenditures, to repay existing indebtedness owed to Bank One and to repay amounts owing under a long-term note payable acquired in 1998 as part of the Sonic transaction. The collateral for the loan is substantially all U.S. assets of the Company. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (4.75% as of November 4, 2002) dependant upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 4.2% as of November 4, 2002) dependant upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependant upon the Company's ratio of funded debt to EBITDA. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $7.5 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, plus the lesser of 25% of raw material located in the United States or $2,000,000, plus the lesser of 50% of finished goods inventory or $750,000 plus an amount equal to 60% of the appraised value of the Company's real property located in Plymouth, Michigan. The new appraisal had not been completed at the time of this filing, however, based upon an appraisal done within the last two years, it is expected to be approximately $6.0 million. At October 31, 2002, the borrowing base was $7.5 million. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $29.0 million.

See Item 3, "Legal Proceedings" and Note 9 to the Consolidated Financial Statements, "Contingencies", of the Company's Annual Report on Form 10-K for fiscal year 2002, for a discussion of certain contingencies relating to the Company's liquidity, financial position and results of operations, including the outcome of the damages phase of a pending arbitration matter involving claims on which the arbitrator found in favor of Speroni, S. p. A., a former distributor of the Company.

The Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated fiscal 2003 cash flow requirements. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statements.

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

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At September 30, 2002, the Company's percentage of sales commitments in non-U.S. currencies was 51.8% or $8.4 million.

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

INTEREST RATE RISK

The Company is subject to interest rate risk in connection with borrowings under its variable rate revolving line of credit and from fixed rate debt assumed in conjunction with the purchase of ultrasound intellectual property in October 1998. The Company's exposure to interest rate risk arises primarily from changes in the prime rate and changes in Eurodollar rates in the London interbank market. The Company would not expect its operating results or cash flows to be affected to any significant degree by a hypothetical 10 percent change in market interest rates. See Note 6 of "Notes to Consolidated Statements" for a description of the Company's outstanding debt.

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2003 and future revenue, order booking levels and earnings levels and the ability of the Company to fund its currently anticipated fiscal 2003 cash flow requirements. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the Automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive industry, which has from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in this industry, the level of the damage award in a pending arbitration matter with a former distributor of the Company, variations in the amount of cost savings anticipated from the cost reduction initiatives and the impact of cost reduction initiatives on the Company's revenues, order bookings and earnings. The Company's expectations regarding future bookings and revenues are based upon oral discussions with customers and are subject to change based upon a wide variety of factors, including economic conditions and system implementation delays. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in causing the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the Securities and Exchange Commission's ("SEC") filing deadlines for these reports specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)  Exhibits

        4.7 Credit Agreement between Perceptron, Inc. and Comerica Bank dated October 24, 2002.

        (B)  Reports on Form 8-K

        On September 27, 2002, the Company filed a Form 8-K under Item 9, disclosing that certifications from the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) had accompanied the Company's Annual Report on Form 10-K for the year ended June 30, 2002.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PERCEPTRON, INC.
                                 (Registrant)


Date:    November 08, 2002       By:  /S/ Alfred A. Pease
                                      ------------------------------------------
                                      Alfred A. Pease
                                      President and Chief Executive Officer


Date:    November 08, 2002       By:  /S/ John J. Garber
                                      ------------------------------------------
                                      John J. Garber
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)


Date:    November 08, 2002       By:  /S/ Sylvia M. Smith
                                      ------------------------------------------
                                      Sylvia M. Smith
                                      Controller and Chief Accounting Officer
                                      (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Alfred A. Pease, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Perceptron, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                  /s/ Alfred A. Pease
                                  --------------------------------
                                  Alfred A. Pease
                                  Chairman of the Board, President
                                  Chief Executive Officer

I, John J. Garber, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Perceptron, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002


                                      /s/ John J. Garber
                                      ------------------
                                      John J. Garber
                                      Vice President and Chief Financial Officer
                                      Principal Financial Officer

                                 Exhibit Index

NO.                 EXHIBIT
---                 -------

4.7 Credit Agreement between Perceptron Inc. and Comerica Bank dated October 24, 2002