Form 10-Q
period 2002-12-31
PERCEPTRON INC/MI
filed 2003-02-13
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002.


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

         Yes   X                                         No
             -----                                          -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes                                             No   X
             -----                                          -----

The number of shares outstanding of each of the issuer's classes of common stock as of February 6, 2003, was:

         Common Stock, $0.01 par value                 8,310,357
         -----------------------------              ----------------
                      Class                         Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2002


                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
COVER                                                                                             1

INDEX                                                                                             2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                                                     3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              15
Item 4.  Controls and Procedures                                                                 15

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                                                       15
Item 4.  Submission of Matters to a Vote of Security Holders                                     16
Item 6.  Exhibits and Reports on Form 8-K                                                        16

SIGNATURES                                                                                       17

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                      DECEMBER 31,         JUNE 30,
(In Thousands, Except Per Share Amount)                                                                   2002               2002
                                                                                                      ------------         --------
                                                                                                      (Unaudited)
ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                                                                         $  7,390           $  8,143
      Receivables:
          Billed receivables, net of allowance for doubtful accounts                                      19,720             20,458
             of $779 and $652, respectively
          Unbilled and other receivables                                                                     577              1,041
      Inventories, net of reserves of $522 and $1,173, respectively                                        8,280              7,751
      Deferred taxes and other current assets                                                              1,905              1,873
                                                                                                        --------           --------
          Total current assets                                                                            37,872             39,266
                                                                                                        --------           --------

   PROPERTY AND EQUIPMENT
      Building and land                                                                                    6,004              6,004
      Machinery and equipment                                                                              9,279              8,690
      Furniture and fixtures                                                                               1,060              1,061
                                                                                                        --------           --------
                                                                                                          16,343             15,755
      Less - Accumulated depreciation and amortization                                                    (7,966)            (7,272)
                                                                                                        --------           --------
          Net property and equipment                                                                       8,377              8,483
                                                                                                        --------           --------

   OTHER ASSETS
      Deferred tax asset                                                                                   6,102              6,944
                                                                                                        --------           --------
          Total other assets                                                                               6,102              6,944
                                                                                                        --------           --------

   TOTAL ASSETS                                                                                         $ 52,351           $ 54,693
                                                                                                        ========           ========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                                                                                  $  1,854           $  2,600
      Accrued liabilities and expenses                                                                     2,949              3,236
      Deferred revenue                                                                                     2,016              1,997
      Notes Payable (Note 6)                                                                                --                5,833
      Income taxes payable                                                                                   254                352
      Accrued compensation                                                                                 1,304                424
                                                                                                        --------           --------
          Total current liabilities                                                                        8,377             14,442
                                                                                                        --------           --------

   LONG-TERM LIABILITIES
      Notes payable (Note 6)                                                                               2,512              1,040
                                                                                                        --------           --------
          Total long-term liabilities                                                                      2,512              1,040
                                                                                                        --------           --------

          Total liabilities                                                                               10,889             15,482
                                                                                                        --------           --------

   SHAREHOLDERS' EQUITY
      Preferred stock - no par value, authorized 1,000 shares, issued none                                  --                 --
      Common stock, $0.01 par value, authorized 19,000 shares, issued
          and outstanding 8,284 and 8,232, respectively                                                       83                 82
      Accumulated other comprehensive loss                                                                (2,194)            (2,951)
      Additional paid-in capital                                                                          41,191             41,120
      Retained earnings                                                                                    2,382                960
                                                                                                        --------           --------
          Total shareholders' equity                                                                      41,462             39,211
                                                                                                        --------           --------

   TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                                                    $ 52,351           $ 54,693
                                                                                                        ========           ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                    DECEMBER 31,                  DECEMBER 31,
(In Thousands, Except Per Share Amounts)                                        2002           2001           2002           2001
                                                                              --------       --------       --------       --------
NET SALES                                                                     $ 12,751       $ 13,123       $ 23,528       $ 23,554

COST OF SALES                                                                    5,941          6,985         12,022         12,827
                                                                              --------       --------       --------       --------
        GROSS PROFIT                                                             6,810          6,138         11,506         10,727
                                                                              --------       --------       --------       --------

OPERATING EXPENSES
        Selling, general and administrative                                      3,289          3,060          5,842          5,613
        Engineering, research and development                                    1,575          1,636          3,034          3,477
                                                                              --------       --------       --------       --------
               Total operating expenses                                          4,864          4,696          8,876          9,090
                                                                              --------       --------       --------       --------

        OPERATING INCOME                                                         1,946          1,442          2,630          1,637
                                                                              --------       --------       --------       --------

OTHER INCOME AND (DEDUCTIONS)
        Interest expense                                                           (32)          (150)          (151)          (337)
        Interest income                                                             16             30             83             50
        Foreign currency and other                                                  56           (158)           (69)          (173)
                                                                              --------       --------       --------       --------
               Total other income (deductions)                                      40           (278)          (137)          (460)
                                                                              --------       --------       --------       --------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                            1,986          1,164          2,493          1,177

INCOME TAX EXPENSE                                                                 851            453          1,071            298
                                                                              --------       --------       --------       --------
INCOME FROM CONTINUING OPERATIONS                                                1,135            711          1,422            879

DISCONTINUED OPERATIONS
        Loss from Forest Products business unit,
          net of taxes of $183 and $697, respectively (Note 2)                    --             (471)          --           (1,950)
                                                                              --------       --------       --------       --------

NET INCOME (LOSS)                                                             $  1,135       $    240       $  1,422       $ (1,071)
                                                                              ========       ========       ========       ========

BASIC EARNINGS (LOSS) PER COMMON SHARE
        Continuing operations                                                 $   0.14       $   0.09       $   0.17       $   0.11
        Discontinued operations                                                   --         $  (0.06)          --         $  (0.24)
                                                                              --------       --------       --------       --------
        Net income (loss)                                                     $   0.14       $   0.03       $   0.17       $  (0.13)
                                                                              ========       ========       ========       ========

DILUTED EARNINGS (LOSS) PER COMMON SHARE
        Continuing operations                                                 $   0.14       $   0.09       $   0.17       $   0.11
        Discontinued operations                                                   --         $  (0.06)          --         $  (0.24)
                                                                              --------       --------       --------       --------
        Net income (loss)                                                     $   0.14       $   0.03       $   0.17       $  (0.13)
                                                                              ========       ========       ========       ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                                                    8,253          8,185          8,248          8,185
        Dilutive effect of stock options                                            86              1             28           --
                                                                              --------       --------       --------       --------
        Diluted                                                                  8,339          8,186          8,276          8,185
                                                                              ========       ========       ========       ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                                              SIX MONTHS ENDED
                                                                                                                DECEMBER 31,
(In Thousands)                                                                                             2002              2001
                                                                                                         --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
         Income from continuing operations                                                               $  1,422          $    879
         Adjustments to reconcile income from continuing operations to net cash provided from (used for) operating activities:
                 Depreciation and amortization                                                                639               594
                 Deferred income taxes                                                                        842              (669)
                 Other                                                                                         (1)              (27)
                 Changes in assets and liabilities, exclusive of changes shown
                    separately                                                                                836                34
                                                                                                         --------          --------
                        Net cash provided from operating activities                                         3,738               811
                                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Revolving credit borrowings                                                                       10,841            15,989
         Revolving credit repayments                                                                      (14,162)          (16,583)
         Repayment of long-term note payable                                                               (1,040)             --
         Proceeds from stock plans                                                                             71              --
                                                                                                         --------          --------
                        Net cash used for financing activities                                             (4,290)             (594)
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                                                (532)             (151)
                                                                                                         --------          --------
                        Net cash used for investing activities                                               (532)             (151)
                                                                                                         --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                  331               263
                                                                                                         --------          --------

NET CASH USED FOR DISCONTINUED OPERATIONS                                                                    --                (909)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                         (753)             (580)
CASH AND CASH EQUIVALENTS, JULY 1                                                                           8,143             6,680
                                                                                                         --------          --------
CASH AND CASH EQUIVALENTS, DECEMBER 31                                                                   $  7,390          $  6,100
                                                                                                         ========          ========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
         Receivables, net                                                                                $  1,630          $   (519)
         Inventories                                                                                         (529)            2,583
         Accounts payable                                                                                    (746)           (2,482)
         Other current assets and liabilities                                                                 481               452
                                                                                                         --------          --------
                                                                                                         $    836          $     34
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

2.     DISCONTINUED  OPERATIONS

On March 15, 2002, the Company sold substantially all of the assets of its Forest Products business unit for $4.6 million in cash at closing and a promissory note for approximately $343,000. The purchaser also assumed certain liabilities of the Forest Products business unit. The operations of the Forest Products business unit have been reported separately as a component of discontinued operations. Prior year consolidated financial statements have been restated to present the Forest Products business unit as a discontinued operation. During the six-month period ended December 31, 2001, the Forest Products business unit had sales of $2.7 million. Corporate interest expense has been allocated to discontinued operations based on the ratio of the net assets of the Forest Products business unit to the consolidated net assets of the Company plus consolidated debt, excluding the net assets of the European subsidiaries. The European subsidiaries were excluded because they were cash flow positive and did not directly use the proceeds from the debt outstanding during the periods covered by the financial statements. The interest allocation had the effect of increasing the net loss from discontinued operations for the six-month period ended December 31, 2001 by $54,000.

3.     INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out ("FIFO") method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is released. During the six months ended December 31, 2002, the Company disposed of $651,000 of inventory that had been reserved for at June 30, 2002. Inventory, net of reserves, is comprised of the following (in thousands):

                                         DECEMBER 31,         JUNE 30,
                                             2002               2002
                                         ------------        ---------
Component Parts                          $    4,086          $   4,190
Work In Process                                 822                851
Finished Goods                                3,372              2,710
                                         ----------          ---------
Total                                    $    8,280          $   7,751
                                         ==========          =========

4.     EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance unless such effect is anti-dilutive. Options to purchase 1,104,000 and 1,734,000 shares of common stock were outstanding in the three months ended December 31, 2002 and 2001, respectively, and were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 1,563,000 and 1,793,000 shares of common stock were outstanding in the six months ended December 31, 2002 and 2001, respectively, and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

5.     COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

THREE MONTHS ENDED DECEMBER 31,                             2002         2001
                                                           -------      -------
Net Income (Loss)                                          $ 1,135      $   240
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments                    756         (278)
                                                           -------      -------
Total Comprehensive Income (Loss)                          $ 1,891      $   (38)
                                                           =======      =======

SIX MONTHS ENDED DECEMBER 31,                               2002         2001
                                                           -------      -------
Net Income (Loss)                                          $ 1,422      $(1,071)
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments                    757          737
                                                           -------      -------
Total Comprehensive Income (Loss)                          $ 2,179      $  (334)
                                                           =======      =======

6.     CREDIT FACILITIES

On October 24, 2002, the Company entered into a new collateral-based Credit Agreement with Comerica Bank and terminated its Revolver with Bank One, N.A. The new Credit Agreement provides for borrowings of up to $7.5 million and expires on November 1, 2004. Proceeds under the Credit Agreement may be used for working capital, capital expenditures, to repay existing indebtedness owed to Bank One and to repay amounts owing under a long-term note payable acquired in 1998 as part of the Sonic transaction. The collateral for the loan is substantially all U.S. assets of the Company. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (4.25% as of February 6, 2003) dependant upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 3.7% as of February 6, 2003) dependant upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the

Credit Agreement based on a percentage dependant upon the Company's ratio of funded debt to EBITDA. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $7.5 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, plus the lesser of 25% of raw material located in the United States or $2,000,000, plus the lesser of 50% of finished goods inventory or $750,000 plus $4.2 million representing 60% of the appraised value of the Company's real property located in Plymouth, Michigan. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $29.6 million as of December 31, 2002. The borrowing base at December 31, 2002 was $7.5 million with $2.5 million of borrowings outstanding and a $149,000 letter of credit outstanding.

In October, the Company also paid off its $1,040,000 long-term note payable from proceeds received under the Company's new credit facility with Comerica Bank. The note payable required quarterly payments of interest at 7.5% per annum on the outstanding principal balance and was due in full on November 1, 2003 but allowed for prepayments in whole or in part at anytime without penalty.

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

8.     COMMITMENTS AND CONTINGENCIES

The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below and those discussed in the Company's 2002 Annual Report on Form 10-K.

The Company is a party to a suit filed by Industries GDS Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the forest products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $4.4 million. The Company intends to vigorously defend GDS' claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      THREE MONTHS ENDED DECEMBER 31, 2002, COMPARED TO THREE MONTHS ENDED
                               DECEMBER 31, 2001

Overview - The Company reported net income of $1.1, or $0.14 per share, for the second quarter of fiscal 2003, compared to income from continuing operations of $711,000 or $0.09 per share in the quarter ended December 31, 2001. In the third quarter of fiscal 2002, the Company sold substantially all of the assets of its Forest Products business unit to U.S. Natural Resources ("USNR"). Financial results for the second quarter of fiscal year 2002 have been restated to show the Forest Products business unit separately as a discontinued operation. In the first quarter of fiscal year 2003, the Company's European operation implemented a new accounting system that enhanced its financial reporting capabilities. The new accounting system was better able to segregate costs between cost of sales, engineering, research and development and selling, general and administrative. For comparability purposes, the second quarter of fiscal year 2002 results were reclassified to conform to the 2003 presentation. As a result, approximately $800,000 of costs previously reported as selling, general and administrative in the second quarter of fiscal 2002, were reclassified to cost of sales for $700,000 and to engineering, research and development for $100,000.

Sales - Net sales of $12.8 million for the second quarter of fiscal 2003 were down $372,000, compared with the same period one year ago. Sales by region reflected an improvement in Europe that was offset by slightly lower sales in Asia and North America. Sales of the Company's systems and technology component product lines were as follows: AutoGauge(TM) sales of $9.5 million were up $900,000 and accounted for approximately 74% of sales this year compared to approximately 65% last year. AutoGuide(TM) sales of $200,000 were down $500,000 and accounted for approximately 2% of sales this year compared to approximately 5% last year. AutoSpect(R) sales of $100,000 were down $300,000 and accounted for approximately 1% of sales this year compared to approximately 3% last year. NCA sales of $800,000 were down $500,000 and accounted for approximately 6% of sales this year compared to approximately 10% last year. ScanWorks(TM) sales of $800,000 were unchanged and accounted for approximately 6% of sales in both years. Other product sales including service, training and sensor sales to USNR accounted for the remainder of net sales in both years. The variance between years in product line sales was primarily attributable to the timing of customer orders.

Bookings & Backlog - New order bookings for the three months ended December 31, 2002, were $17.0 million compared with $5.8 million one year ago. AutoGauge bookings totaled $13.9 million for the quarter ended December 31, 2002 compared to $3.8 million in the comparable quarter last year. New orders this quarter were very high, particularly in the Company's European subsidiary that received orders for approximately $10.0 million of AutoGauge(TM) systems related to new vehicle programs. Approximately 50% of the European AutoGauge orders were from one customer. The low level of new orders last year reflected the uncertainty in the global economy following the September 11 terrorist attack and the cancellation of a $1.2 million order by a European automotive customer that had been shown as a booking in the first quarter of fiscal 2002. Backlog at December 31, 2002, was $20.5 million compared to $14.9 million at December 31, 2001. The Company expects to be able to fill substantially all of the orders in its backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Gross Profit - Gross profit was $6.8 million, or 53.4% of sales, in the second quarter of fiscal year 2003, as compared to $6.1 million, or 46.7% of sales, in the second quarter of fiscal year 2002. The improvement was primarily due to higher than normal revenues in Europe related to customer buy-off on completed system installations with nominal associated costs. To a lesser extent, gross profit was impacted by the incremental effect related to the strengthening euro that yielded higher gross margins in Europe and lower labor and overhead costs related to prior period cost reduction programs.

Selling, General and Administrative (SG&A) Expenses - SG&A expenses of $3.3 million in the quarter ended December 31, 2002 were $229,000 higher than the second quarter of fiscal 2001. The increase reflected approximately $400,000 of accruals for reinstated Company 401K plan matching contributions and employee profit sharing that were partially offset by lower costs related to prior period restructuring programs.

Engineering, Research and Development (R&D) Expenses - Engineering and R&D expenses of $1.6 million in the quarter ended December 31, 2002 were $61,000 lower than the second quarter of fiscal 2001. The decrease in expenses reflected the benefit from manpower, contract design service and engineering supply reductions that were implemented during fiscal years 2001 and 2002, partially offset by approximately $200,000 of accruals for reinstated Company 401K plan matching contributions and employee profit sharing.

Other Income and Deductions - Net interest expense was $16,000 in the second quarter of fiscal 2003 compared with $120,000 in the second quarter of fiscal 2002. The reduction primarily reflected lower average borrowings related to the pay-down of debt in March of 2002 from proceeds of the sale of the Company's Forest Products business unit and the transfer of approximately $4.9 million from the Company's European subsidiary in October 2002. There was a foreign currency gain of $64,000 this quarter due to the strengthening euro and yen compared with a foreign currency loss of $157,000 last year when these currencies were declining in value compared to the U.S. dollar.

Income Taxes - Income tax expense for the three-month periods ended December 31, 2002 and 2001 reflected the mix of operating profit and loss among the Company's various operating entities.

Outlook - Based on the high level of new order bookings received in the second quarter, the Company expects revenues for each quarter in the second half of fiscal 2003 to remain comparable to those of the second quarter of fiscal 2003. The uncertain global economy along with the possibility of a war with Iraq could cause our customers to postpone or cancel orders received or pending, and as a result, revenues would not meet current expectations. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

        SIX MONTHS ENDED DECEMBER 31, 2002, COMPARED TO SIX MONTHS ENDED
                               DECEMBER 31, 2001

Overview - The Company reported net income of $1.4 million, or $0.17 per share, for the first half of fiscal 2003, compared with income from continuing operations of $879,000, or $0.11 per share for the six months ended December 31, 2001. In the third quarter of fiscal 2002, the Company sold substantially all of the assets of its Forest Products business unit to USNR. Financial results for the six months ended December 31, 2001 have been restated to show the Forest Products business unit separately as a discontinued operation. In the first quarter of fiscal year 2003, the Company's European operation implemented a new accounting system that enhanced its financial reporting capabilities. The new accounting system was better able to segregate costs between cost of sales, engineering, research and development and selling, general and administrative. For comparability purposes, the first half of fiscal year 2002 results were reclassified to conform to the 2003 presentation. As a result, approximately $1.5 million of costs in the Company's European operations previously reported as selling, general and administrative in the six months ended December 31, 2001, were reclassified to cost of sales for $1.3 million and to engineering, research and development for $200,000.

Sales - Sales in the first six months of fiscal 2003 were $23.5 million, approximately the same compared to the six months ended December 31, 2001. Sales by region reflected an improvement in North America offset by lower sales in Asia and slightly lower sales in Europe. Sales of the Company's systems and technology component product lines were as follows: AutoGauge(TM) sales of $15.8 million were up $400,000 and accounted for approximately 67% of net automotive sales in the first half of fiscal 2003 compared to approximately 65% last year. AutoGuide(TM) sales of $500,000 were down $500,000 and accounted for approximately 2% of net automotive sales in the first half of fiscal 2003 compared to approximately 4% last year. AutoSpect(TM) sales of $300,000 were down $400,000 and accounted for 1% of net sales in the six months ended December 31, 2002 compared to 3% last year. NCA sales of $2.0 million were down $700,000 and accounted for approximately 9% of net sales in the six months ended December 31, 2002 compared to 11% last year. ScanWorks(TM) sales of $1.5 million were up $100,000 and accounted for approximately 6% of sales in both years. Other product sales including $800,000 of sensor sales to USNR in the first six months of fiscal year 2003, and service and training accounted for the remainder of net sales in both years. The variance between years in product line sales was primarily attributable to the timing of customer orders.

Bookings & Backlog - New order bookings for the six months ended December 31, 2002 were $28.8 million compared to $18.7 million for the same period one year ago. The improvement reflected the strong rate of new orders in the second quarter due to bookings for approximately $10.0 million of AutoGauge(TM) systems by the Company's European subsidiary. During the six months ended December 31, 2002, new order bookings by product line were comprised of 78% AutoGauge(TM), 2% AutoGuide(TM), less than 1% AutoSpect(TM), 6% NCA and 6% ScanWorks(TM). Automotive bookings for the comparable 2001 six-month period were comprised of 67% AutoGauge(TM), 5% AutoGuide(TM), 5% AutoSpect(TM), 11% NCA and 6% ScanWorks(TM). Backlog at December 31, 2002, was $20.5 million compared to $14.9 million at December 31, 2001. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Gross Profit - Gross profit was $11.5 million, or 48.9% of sales, in the first half of fiscal year 2003, as compared to $10.7 million, or 45.5% of sales, in the first half of fiscal year 2002. The improvement was primarily due to higher than normal revenues in Europe related to customer buy-off on completed system installations with nominal associated costs. To a lesser extent, gross profit was impacted by the incremental effect related to the strengthening euro that yielded higher gross margins in Europe and lower labor and overhead costs related to prior period cost reduction programs. The improvement was partially offset by sensor sales to USNR, primarily in the first quarter that were generally at lower margins.

Selling, General and Administrative (SG&A) Expenses - SG&A expenses increased $229,000 to $5.8 million in the six months ended December 31, 2002, from approximately $5.6 million in the comparable 2001 period. The increase reflected approximately $400,000 of accruals for reinstated Company 401K plan matching contributions and employee profit sharing that were partially offset by lower costs related to prior period restructuring programs.

Engineering, Research and Development (R&D) Expenses - Engineering and R&D expenses decreased $443,000 to $3.0 million in the six months ended December 31, 2002, from approximately $3.5 million in the first half of fiscal 2002. The decrease in expenses reflected product development cost reduction initiatives implemented during fiscal years 2001 and 2002 that were partially offset by approximately $200,000 of accruals for reinstated Company 401K plan matching contributions and employee profit sharing.

Other Income and Deductions - Net interest expense was $68,000 in the first half of fiscal 2003 compared with $287,000 in the first half of fiscal 2002. The reduction primarily reflected lower average borrowings related to the pay-down of debt in March 2002 from proceeds of the sale of the Company's Forest Products business unit and the transfer of $4.9 million in October 2002 from the Company's European subsidiary. Foreign currency losses of $89,000, in the first half of fiscal 2003 were $88,000 lower than the first half of fiscal 2002 due to the increase in value of the Euro and yen against the dollar.

Income Taxes - Income tax expense for the six-month periods ended December 31, 2002 and 2001 reflected the mix of operating profit and loss among the Company's various operating entities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $7.4 million at December 31, 2002, of which $7.3 million was in the Company's European subsidiaries, compared to $8.1 million at June 30, 2002, of which $7.8 million was in the Company's European subsidiaries. The European subsidiaries had favorable cash flow primarily from a reduction in accounts receivables and operating income that almost offset $4.9 million that was transferred to the Company to repay bank debt in the US. Domestic use of cash primarily related to repayments of additional debt and capital spending.

Cash flows from operating activities of $3.7 million reflected net income from the Company's operations, plus adjustments for non-cash items, including the use of the Company's deferred tax asset to offset its domestic tax expense for the six-month period, and working capital reductions described above. During the six-month period, the Company's reserve for doubtful accounts increased $127,000 to $779,000 reflecting an additional accrual for potential bad debts. During the six months ended December 31, 2002, the Company disposed of $651,000 of inventory that had been reserved for at June 30, 2002.

Financing activities during the period primarily reflected net revolving credit repayments of $3.3 million primarily as a result of the $4.9 million transferred from Europe. In October, the Company also paid off its $1,040,000 long-term note payable from proceeds received under the Company's new credit facility with Comerica Bank. The note payable required quarterly payments of interest at 7.5% per annum on the outstanding principal balance and was due in full on November 1, 2003 but allowed for prepayments in whole or in part at anytime without penalty.

On October 24, 2002, the Company entered into a new collateral-based Credit Agreement with Comerica Bank and terminated its Revolver with Bank One, N.A. The new Credit Agreement provides for borrowings of up to $7.5 million and expires on November 1, 2004. Proceeds under the Credit Agreement may be used for working capital, capital expenditures, to repay existing indebtedness owed to Bank One and to repay amounts owing under a long-term note payable acquired in 1998 as part of the Sonic transaction. The collateral for the loan is substantially all U.S. assets of the Company. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (4.25% as of February 6, 2003) dependant upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization

("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 3.7% as of February 6, 2003) dependant upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependant upon the Company's ratio of funded debt to EBITDA. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $7.5 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, plus the lesser of 25% of raw material located in the United States or $2,000,000, plus the lesser of 50% of finished goods inventory or $750,000 plus $4.2 million representing 60% of the appraised value of the Company's real property located in Plymouth, Michigan. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $29.6 million as of December 31, 2002. The borrowing base at December 31, 2002 was $7.5 million with $2.5 million of borrowings outstanding and a $149,000 letter of credit outstanding.

See Part II Item 4 "Legal Proceedings" and Item 3, "Legal Proceedings" and
Note 9 to the Consolidated Financial Statements, "Contingencies", of the Company's Annual Report on Form 10-K for fiscal year 2002, for a discussion of certain contingencies relating to the Company's liquidity, financial position and results of operations, including the outcome of the damages phase of a pending arbitration matter involving claims on which the arbitrator found in favor of Speroni, S. p. A., a former distributor of the Company.

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

MARKET RISK INFORMATION

Perceptron's primary market risks are related to foreign exchange rates and interest rate risk in connection with its borrowings. The foreign exchange risk is derived from sales by its international operations, which are primarily located in Germany and for which products are produced in the U.S. During the periods presented the Company did not use any market risk instruments for trading purposes.

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At December 31, 2002, the Company's percentage of sales commitments in non-U.S. currencies was 70% or $14.3 million.

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

INTEREST RATE RISK

The Company is subject to interest rate risk in connection with borrowings under its variable rate revolving line of credit. The Company's exposure to interest rate risk arises primarily from changes in the prime rate and changes in Eurodollar rates in the London interbank market. The Company would not expect its operating results or cash flows to be affected to any significant degree by a hypothetical 10 percent change in market interest rates. See Note 6 of "Notes to Consolidated Statements" for a description of the Company's outstanding debt.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation". The Company did not adopt SFAS 123 but is required to disclose stock-based compensation information in its footnotes as if SFAS 123 had been adopted. SFAS 148 amends the disclosure requirements of SFAS No. 123 and these disclosure requirements will be effective for the Company in its quarterly report for the period ended March 31, 2003.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to a suit filed by Industries GDS Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the forest products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $4.4 million. The Company intends to vigorously defend GDS' claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on December 9, 2002 at which the following action was taken:

1. The Shareholders elected the following persons as the Company's Board of Directors, and the results of the vote on this matter were as follows:

Name                                          For             Withheld        Broker Non-Votes
--------------------------------           ---------          --------        ----------------
David J. Beattie                           6,764,788           806,702              --
Kenneth R. Dabrowski                       6,880,501           690,989              --
Philip J. DeCocco                          6,880,401           691,089              --
W. Richard Marz                            6,880,501           690,989              --
Robert S. Oswald                           6,880,501           690,989              --
Alfred A. Pease                            6,879,593           691,897              --
Terryll R. Smith                           6,880,501           690,989              --

2. The Shareholders approved an amendment to the Company's 1992 Stock Option Plan to increase the shares of Common Stock available for grant under such plan by 400,000 shares from 2,414,286 to 2,814,286. As to this proposal, 5,382,503 shares voted "for", 1,481,437 shares voted "against", and 707,550 shares "abstained" and 0 shares were "broker non-votes".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

                  10.38 Summary of 2003 Team Member 401k Restoration and Profit Sharing Plan.

         (B)      Reports on Form 8-K:

                  On November 13, 2002, the Company filed a Form 8-K under Item 9, disclosing that certifications from the Company's Chief Executive Officer and Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                  Section 1350) had accompanied the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PERCEPTRON, INC.
                                  (Registrant)


Date: February 11, 2003           By: /S/ Alfred A. Pease
                                      ------------------------------------------
                                      Alfred A. Pease
                                      President and Chief Executive Officer


Date: February 11, 2003           By: /S/ John J. Garber
                                      ------------------------------------------
                                      John J. Garber
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)


Date: February 11, 2003           By: /S/ Sylvia M. Smith
                                      ------------------------------------------
                                      Sylvia M. Smith
                                      Controller and Chief Accounting Officer
                                      (Principal Accounting Officer)

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


Date: February 13, 2003


                               /s/ Alfred A. Pease
                               -------------------
                               Alfred A. Pease
                               Chairman of the Board, President
                               Chief Executive Officer

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


Date: February 13, 2003


                               /s/ John J. Garber
                               ------------------
                               John J. Garber
                               Vice President and Chief Financial Officer
                               Principal Financial Officer