Form 10-Q
period 2003-03-31
PERCEPTRON INC/MI
filed 2003-05-15
CIK 887226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.


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

         Yes       X                                    No
             --------------                                --------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes                                            No       X
             --------------                                --------------

The number of shares outstanding of each of the issuer's classes of common stock as of May 7, 2003, was:

         Common Stock, $0.01 par value                         8,321,607
         -----------------------------                 -------------------------
                     Class                                  Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003


                                                                                     PAGE
                                                                                    NUMBER
                                                                                    ------
COVER                                                                                 1

INDEX                                                                                 2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                                         3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                   11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  18
Item 4.  Controls and Procedures                                                     18

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                           19
Item 6.  Exhibits and Reports on Form 8-K                                            19

SIGNATURES                                                                           20

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31,      JUNE 30,
(In Thousands, Except Per Share Amount)                                               2003           2002
                                                                                  ------------   ------------
                                                                                  (Unaudited)
ASSETS
        CURRENT ASSETS
            Cash and cash equivalents                                             $      9,114   $      8,143
            Receivables:
                Billed receivables, net of allowance for doubtful accounts              21,222         20,458
                   of $631 and $652, respectively
                Unbilled and other receivables                                             504          1,041
            Inventories, net of reserves of $622 and $1,173, respectively                8,277          7,751
            Deferred taxes and other current assets                                      2,596          1,873
                                                                                  ------------   ------------
                Total current assets                                                    41,713         39,266
                                                                                  ------------   ------------

        PROPERTY AND EQUIPMENT
            Building and land                                                            6,004          6,004
            Machinery and equipment                                                      9,473          8,690
            Furniture and fixtures                                                       1,061          1,061
                                                                                  ------------   ------------
                                                                                        16,538         15,755
            Less - Accumulated depreciation and amortization                            (8,312)        (7,272)
                                                                                  ------------   ------------
                Net property and equipment                                               8,226          8,483
                                                                                  ------------   ------------

        DEFERRED TAX ASSET                                                               5,872          6,944
                                                                                  ------------   ------------

        TOTAL ASSETS                                                              $     55,811   $     54,693
                                                                                  ============   ============

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

        CURRENT LIABILITIES
            Accounts payable                                                      $      1,491   $      2,600
            Accrued liabilities and expenses                                             5,792          3,236
            Deferred revenue                                                             1,372          1,997
            Notes payable (Note 6)                                                           -          5,833
            Income taxes payable                                                         2,320            352
            Accrued compensation                                                         2,148            424
                                                                                  ------------   ------------
                Total current liabilities                                               13,123         14,442
                                                                                  ------------   ------------

        LONG-TERM NOTES PAYABLE (NOTE 6)                                                     -          1,040
                                                                                  ------------   ------------

                Total liabilities                                                       13,123         15,482
                                                                                  ------------   ------------

        SHAREHOLDERS' EQUITY
            Preferred stock - no par value, authorized 1,000 shares, issued none             -              -
            Common stock, $0.01 par value, authorized 19,000 shares, issued
                and outstanding 8,310 and 8,232, respectively                               83             82
            Accumulated other comprehensive loss                                        (1,811)        (2,951)
            Additional paid-in capital                                                  41,225         41,120
            Retained earnings                                                            3,191            960
                                                                                  ------------   ------------
                Total shareholders' equity                                              42,688         39,211
                                                                                  ------------   ------------

        TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                         $     55,811   $     54,693
                                                                                  ============   ============

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       MARCH 31,                MARCH 31,
(In Thousands, Except Per Share Amounts)                          2003         2002         2003         2002
                                                               ----------   ----------   ----------   ----------
NET SALES                                                      $   15,967   $    9,846   $   39,495   $   33,400

COST OF SALES                                                       6,677        5,660       18,699       18,487
                                                               ----------   ----------   ----------   ----------
         GROSS PROFIT                                               9,290        4,186       20,796       14,913
                                                               ----------   ----------   ----------   ----------

OPERATING EXPENSES
         Selling, general and administrative                        3,095        2,800        8,937        8,413
         Engineering, research and development                      1,597        1,652        4,631        5,129
         Restructuring Charge                                           -          251            -          251
                                                               ----------   ----------   ----------   ----------
                Total operating expenses                            4,692        4,703       13,568       13,793
                                                               ----------   ----------   ----------   ----------

         OPERATING INCOME (LOSS)                                    4,598         (517)       7,228        1,120
                                                               ----------   ----------   ----------   ----------

OTHER INCOME AND (DEDUCTIONS)
         Interest expense                                               -         (129)        (151)        (466)
         Interest income                                               22           46          105           96
         Arbitration charge (Note 9)                               (2,370)           -       (2,370)           -
         Foreign currency and other                                    61           (4)          (8)        (177)
                                                               ----------   ----------   ----------   ----------
                Total other income and (deductions)                (2,287)         (87)      (2,424)        (547)
                                                               ----------   ----------   ----------   ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES        2,311         (604)       4,804          573

INCOME TAX EXPENSE (BENEFIT)                                        1,502         (384)       2,573          (86)
                                                               ----------   ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                              809         (220)       2,231          659

DISCONTINUED OPERATIONS
         Loss from Forest Products business unit, net of $341
           and $1,038, respectively, of taxes (Note 2)                  -       (1,286)           -       (3,236)
         Loss on sale of Forest Products business unit,
           net of $678 of taxes (Note 2)                                -       (1,408)           -       (1,408)
                                                               ----------   ----------   ----------   ----------
                Total discontinued operations                           -       (2,694)           -       (4,644)
                                                               ----------   ----------   ----------   ----------

NET INCOME (LOSS)                                              $      809   $   (2,914)  $    2,231   $   (3,985)
                                                               ==========   ==========   ==========   ==========

BASIC EARNINGS (LOSS) PER COMMON SHARE
         Continuing operations                                 $     0.10   $    (0.03)  $     0.27   $     0.08
         Discontinued operations                                        -        (0.32)           -        (0.57)
                                                               ----------   ----------   ----------   ----------
         Net income (loss)                                     $     0.10   $    (0.35)  $     0.27   $    (0.49)
                                                               ==========   ==========   ==========   ==========

DILUTED EARNINGS (LOSS) PER COMMON SHARE
         Continuing operations                                 $     0.09   $    (0.03)  $     0.26   $     0.08
         Discontinued operations                                        -        (0.32)           -        (0.57)
                                                               ----------   ----------   ----------   ----------
         Net income (loss)                                     $     0.09   $    (0.35)  $     0.26   $    (0.49)
                                                               ==========   ==========   ==========   ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         Basic                                                      8,309        8,232        8,269        8,201
         Dilutive effect of stock options                             380            -          165            1
                                                               ----------   ----------   ----------   ----------
         Diluted                                                    8,689        8,232        8,434        8,202
                                                               ==========   ==========   ==========   ==========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                   NINE MONTHS ENDED
                                                                                        MARCH 31,
(In Thousands)                                                                     2003         2002
                                                                                ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Income from continuing operations                                      $    2,231   $   (3,985)
         Adjustments to reconcile income from continuing operations to net cash provided from (used for) operating activities:
                 Discontinued operations (Note 2)                                        -        4,644
                 Depreciation and amortization                                         972          828
                 Deferred income taxes                                                 221       (1,423)
                 Other                                                                  (9)          86
                 Changes in assets and liabilities, exclusive of changes shown
                    separately                                                       4,544        2,714
                                                                                ----------   ----------
                        Net cash provided from operating activities                  7,959        2,864
                                                                                ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Revolving credit borrowings                                                11,121       21,761
         Revolving credit repayments                                               (16,954)     (26,875)
         Repayment of long-term note payable                                        (1,040)           -
         Proceeds from stock plans                                                     105           65
                                                                                ----------   ----------
                        Net cash used for financing activities                      (6,768)      (5,049)
                                                                                ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                         (706)        (269)
         Proceeds from sale of Forest Products assets (Note 2)                           -        4,607
                                                                                ----------   ----------
                        Net cash provided from (used for) investing activities        (706)       4,338
                                                                                ----------   ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                           486          157
                                                                                ----------   ----------

NET CASH USED FOR DISCONTINUED OPERATIONS                                                -         (712)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              971        1,598
CASH AND CASH EQUIVALENTS, JULY 1                                                    8,143        6,680
                                                                                ----------   ----------
CASH AND CASH EQUIVALENTS, MARCH 31                                             $    9,114   $    8,278
                                                                                ==========   ==========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
         Receivables, net                                                       $      427   $    2,226
         Inventories                                                                  (525)       3,865
         Accounts payable                                                           (1,108)      (2,930)
         Other current assets and liabilities                                        5,750         (447)
                                                                                ----------   ----------
                                                                                $    4,544   $    2,714
                                                                                ==========   ==========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K. Certain reclassifications may have been made to the prior year's financial statements to conform with the fiscal year 2003 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary, including normal recurring adjustments for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2.     DISCONTINUED OPERATIONS

On March 15, 2002, the Company sold substantially all of the assets of its Forest Products business unit for $4.6 million in cash at closing and a promissory note for approximately $343,000. The purchaser also assumed certain liabilities of the Forest Products business unit. The operations of the Forest Products business unit have been reported separately as a component of discontinued operations. During the nine-month period ended March 31, 2002, the Forest Products business unit had sales of $4.4 million. Corporate interest expense has been allocated to discontinued operations based on the ratio of the net assets of the Forest Products business unit to the consolidated net assets of the Company plus consolidated debt, excluding the net assets of the European subsidiaries. The European subsidiaries were excluded because they were cash flow positive and did not directly use the proceeds from the debt outstanding during the periods covered by the financial statements. The interest allocation had the effect of increasing the net loss from discontinued operations for the nine-month period ended March 31, 2002 by $73,000.

3.     INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out ("FIFO") method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is released. During the nine months ended March 31, 2003, the Company disposed of $651,000 of inventory that had been reserved for at June 30, 2002 and accrued an additional $100,000 for potential obsolete inventory. Inventory, net of reserves of $622,000, is comprised of the following (in thousands):

                                          MARCH 31,          JUNE 30,
                                            2003               2002
                                         -----------        -----------
Component Parts                          $    4,010         $    4,190

Work In Process                                 576                851

Finished Goods                                3,691              2,710
                                         ----------         ----------

Total                                    $    8,277         $    7,751
                                         ==========         ==========

4.     EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance unless such effect is anti-dilutive. Options to purchase 1,039,000 and 1,719,000 shares of common stock outstanding in the three months ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 1,116,000 and 1,870,000 shares of common stock outstanding in the nine months ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

5.     COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

THREE MONTHS ENDED MARCH 31,                             2003             2002
                                                       --------         ---------
Net Income (Loss)                                      $    809         $  (2,914)

Other Comprehensive Income (Loss):

   Foreign currency translation adjustments                 412              (361)

   Forward Contracts                                        (29)               -
                                                       --------         ---------
Total Comprehensive Income (Loss)                      $  1,192         $  (3,275)
                                                       ========         =========

NINE MONTHS ENDED MARCH 31,                              2003             2002
                                                       --------         ---------
Net Income (Loss)                                      $  2,231         $  (3,985)

Other Comprehensive Income (Loss):

   Foreign currency translation adjustments               1,169               376

   Forward Contracts                                        (29)                -
                                                       --------         ---------

Total Comprehensive Income (Loss)                      $  3,371         $  (3,609)
                                                       ========         =========

6.     CREDIT FACILITIES

On October 24, 2002, the Company entered into a new collateral-based Credit Agreement with Comerica Bank and terminated its Revolver with Bank One, N.A. The new Credit Agreement provides for borrowings of up to $7.5 million and expires on November 1, 2004. Proceeds under the Credit Agreement may be used for working capital, capital expenditures, to repay existing indebtedness owed to Bank One and to repay amounts owing under a long-term note payable acquired in 1998 as part of the Sonic transaction. The collateral for the loan is substantially all U.S. assets of the Company. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (4.25% as of May 6, 2003) dependant upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 3.7% as of May 6, 2003) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $7.5 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, plus the lesser of 25% of raw material located in the United States or $2,000,000, plus the lesser of 50% of finished goods inventory or $750,000 plus $4.2 million representing 60% of the appraised value of the Company's real property located in Plymouth, Michigan. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $30.0 million as of March 31, 2003. The borrowing base at March 31, 2003 was $7.5 million with no borrowings outstanding. The facility supported one outstanding letter of credit for $149,000.

At March 31, 2003, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 350,000 Euros. The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (as of May 1, 2003, 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros). The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2003, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 167,000 Euros.

In October 2002, the Company also paid off its $1,040,000 long-term note payable from proceeds received under the Company's new credit facility with Comerica Bank. The note payable required quarterly payments of interest at 7.5% per annum on the outstanding principal balance and was due in full on November 1, 2003 but allowed for prepayments in whole or in part at anytime without penalty.

7.     STOCK BASED COMPENSATION

The Company has stock-based employee compensation plans, which are described more fully in Note 12 in the Company's 2002 Annual Report. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. If compensation cost had been determined based on the estimated fair value of options granted during the fiscal year, consistent with the methodology in SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income and income per share would have been adjusted to the pro forma amounts indicated below (in thousands except per share amounts):

                                     THREE MONTHS         THREE MONTHS       NINE MONTHS         NINE MONTHS
                                        ENDED                ENDED              ENDED               ENDED
                                    MARCH 31, 2003       MARCH 31, 2002     MARCH 31, 2003      MARCH 31, 2002
                                  ------------------- ------------------- ------------------- -------------------
    Net Income (loss)
    As Reported                         $  809             $ (2,914)            $ 2,231            $ (3,985)
    Pro forma                           $  724             $ (3,039)            $ 1,968            $ (4,410)

    Earnings (loss) per share --
    diluted
    As reported                         $ 0.09             $  (0.35)            $  0.26            $  (0.49)
    Pro forma                           $ 0.08             $  (0.37)            $  0.23            $  (0.53)

The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, was as follows:

                                             THREE MONTHS       THREE MONTHS      NINE MONTHS      NINE MONTHS
                                                 ENDED             ENDED             ENDED            ENDED
                                             MARCH 31, 2003     MARCH 31, 2002   MARCH 31, 2003   MARCH 31, 2002
                                           ------------------ ----------------- ---------------- ----------------
    Weighted average estimated fair            $ 1.50             $ 0.95           $ 1.23           $ 0.93
    value per share of options granted
    during the period
    Assumptions:
       Amortized dividend yield                   -                  -                -                -
       Common stock price volatility            67.22%             80.80%           85.57%           79.90%
       Risk free rate of return                  3.00%              4.38%            3.00%            4.38%
    Expected Option term (in years)                 5                  5                5                5

8.     FOREIGN EXCHANGE CONTRACTS

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. These transactions involve the use of forward contracts. The Company may use forward foreign currency exchange contracts to hedge the net assets of certain foreign subsidiaries to offset the translation and economic exposures related to the Company's investment in these subsidiaries. Changes in the value of these derivative instruments are included in other comprehensive income as a foreign currency translation adjustment.

At March 31, 2003, the Company had forward exchange contracts between the U.S. Dollar and the Euro in the notional amount of $3.0 million. The contracts outstanding at March 31, 2003 mature through December 30, 2003 and are intended to hedge the Company's investment in its German subsidiary. The Company also recognized $29,000 in other comprehensive income for the unrealized change in value of these forward exchange contracts during the three and nine-month periods ended March 31, 2003. The Company did not engage in any hedging activities during fiscal year 2002.

9.      COMMITMENTS AND CONTINGENCIES

The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below and those discussed in the Company's 2002 Annual Report on Form 10-K.

As previously described in the Company's Form 8-K filed February 25, 2003 under
Item 5, on February 15, 2003, the French arbitrator appointed by the International Chamber of Commerce International Court of Arbitration to hear the arbitration between Perceptron, Inc.'s wholly-owned subsidiary, Perceptron B.V., and Speroni S.p.A., as described in the Company's Form 10-K for the year ended June 30, 2002 under Item 3, awarded damages in the amount of $2.36 million to Speroni and against Perceptron B.V. The Company believes there are errors and inconsistencies in the arbitrator's award. The arbitrator may change the award to correct a clerical computational, typographical or other similar error. On March 19, 2003, Perceptron B.V. filed an application for correction/clarification of the arbitrator's award. The arbitrator has not yet responded to the application, and there is no definite time limit in which he must do so.

As previously disclosed in the Company's Form 10-Q for the quarter ended December 31, 2002, the Company is a party to a suit filed by Industries GDS Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech Inc. ("Carbotech"), and U.S.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Overview - The Company reported net income of $809,000, or $0.10 per share, for the third quarter of fiscal 2003, compared to a loss from continuing operations of $220,000 or $0.03 per share in the quarter ended March 31, 2002. The three months ended March 31, 2003 results were negatively impacted by a $2.4 million pre-tax arbitration charge against the Company's wholly-owned subsidiary, Perceptron B.V. In the third quarter of fiscal 2002, the Company sold substantially all of the assets of its Forest Products business unit to U.S. Natural Resources ("USNR"). In the first quarter of fiscal year 2003, the Company's European operation implemented a new accounting system that enhanced its financial reporting capabilities. The new accounting system was better able to segregate costs between cost of sales, engineering, research and development and selling, general and administrative. For comparability purposes, the fiscal 2002 results were reclassified to conform to the 2003 presentation. As a result, approximately $820,000 of costs previously reported as selling, general and administrative in the third quarter of fiscal 2002, were reclassified to cost of sales for $747,000 and to engineering, research and development for $73,000.

Sales -- Sales of $16.0 million for the third quarter of fiscal 2003 were up approximately $6.1 million, compared with the same period one year ago. Sales by region reflected a significant improvement in Europe primarily due to the high level of AutoGauge(TM) sales of $9.3 million, up $5.5 million compared to one year ago. Sales in Europe benefited from several new vehicle tooling programs and the strong Euro increased revenues by approximately $1.9 million compared with the same period one year ago. Sales in North America were $5.4 million compared to $4.1 million one year ago. Sales of the Company's systems and technology component product lines were as follows: AutoGauge(TM) sales of $12.8 million were up $6.2 million and accounted for approximately 80% of sales this year compared to approximately 67% last year. AutoGuide(TM) sales of $200,000 were down $200,000 and accounted for approximately 1% of sales this year compared to approximately 4% last year. AutoSpect(R) sales of $100,000 were down $300,000 and accounted for approximately 1% of sales this year compared to approximately 4% last year. NCA sales of $900,000 were up $200,000 and accounted for approximately 6% of sales this year compared to approximately 7% last year. ScanWorks(TM) sales of $700,000 were down $300,000 and accounted for approximately 4% of sales this year compared to approximately 10% last year. Other product sales including service, training and sensor sales to USNR accounted for the remainder of net sales in both years. Except for the AutoGauge(TM) product line that benefited from new vehicle tooling programs, the variance between years in product line sales was primarily attributable to the timing of customer orders.

Bookings & Backlog -- New order bookings for the three months ended March 31, 2003, were $14.0 million compared with $9.0 million one year ago. New orders this quarter remained higher than normal principally due to new orders in North America of $7.2 million for AutoGauge(TM) systems primarily related to new vehicle tooling programs. Backlog at March 31, 2003, was $18.6 million compared to $14.1 million at March 31, 2002. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Gross Profit -- Gross profit was $9.3 million, or 58.2% of sales, in the third quarter of fiscal year 2003, as compared to $4.2 million, or 42.5% of sales, in the third quarter of fiscal year 2002. The gross margin improvement of $5.1 million was due approximately 45% from favorable fixed overhead absorption on the higher level of sales, 35% due to higher than normal revenue related to customer progress billings with nominal associated costs and 20% due to incremental gross profit related to the strengthening Euro that yielded higher gross margins in Europe.

Selling, General and Administrative (SG&A) Expenses -- SG&A expenses of $3.1 million in the quarter ended March 31, 2003 were $295,000 higher than the third quarter of fiscal 2002. The increase primarily reflected $345,000 of accruals for reinstated Company 401K matching contributions and employee profit sharing that were partially offset by lower costs related to prior period cost reduction programs.

Engineering, Research and Development (R&D) Expenses -- Engineering and R&D expenses of $1.6 million in the quarter ended March 31, 2003 were $55,000 lower than the third quarter of fiscal 2002. The decrease in expenses reflected the benefit from manpower, contract design service and engineering supply reductions that were implemented during fiscal year 2001 and fiscal year 2002 and partially offset by approximately $179,000 of accruals for reinstated Company 401K matching contributions and employee profit sharing.

Restructuring Charge -- The Company recorded a $251,000 restructuring charge during the third quarter of fiscal 2002 for the estimated separation costs associated with a work force reduction of 22 employees at the Company's Plymouth headquarters. No restructuring actions were undertaken during the third quarter of fiscal 2003.

Other Income and Deductions -- Net interest income was $22,000 in the third quarter of fiscal 2003 compared with net interest expense of $83,000 in the third quarter of fiscal 2002 because bank debt was paid-off during the quarter and cash was carried in interest bearing accounts while bank debt averaged approximately $12.3 million during the same period one year ago. The arbitration charge this quarter of $2.4 million was due to the arbitration award against the Company's wholly-owned subsidiary, Perceptron B.V. See Part II. Item 1, "Legal Proceedings" for a discussion of the arbitration.

Income Taxes -- The high income tax rate of 65% primarily reflected the mix of pre-tax income and loss in Europe. The tax benefit associated with the arbitration award reported in Perceptron B.V.'s results was accrued at 35% while tax expense including local taxes related to Perceptron GmbH's pre-tax income was accrued at 47%.

Outlook -- The Company's backlog remained strong at $18.6 million. As a result, sales for the fourth quarter of fiscal 2003 are forecasted to exceed $12 million, and the Company expects to report operating income. With respect to the outlook for fiscal 2004, there are not as many new vehicle tooling programs planned than at this time last year, and the Company expects sales and operating income to fall below the results achieved in fiscal 2003. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

 NINE MONTHS ENDED MARCH 31, 2003, COMPARED TO NINE MONTHS ENDED MARCH 31, 2002

Overview - The Company reported net income of $2.2 million, or $0.27 per share, for the nine months ended March 31, 2003, compared with income from continuing operations of $659,000, or $0.08 per share for the nine months ended March 31, 2002. The nine months ended March 31, 2003 results were negatively impacted by a $2.4 million pre-tax arbitration charge against the Company's wholly-owned subsidiary, Perceptron B.V. In March of fiscal 2002, the Company sold substantially all of the assets of its Forest Products business unit to U.S. Natural Resources (`USNR"). In the first quarter of fiscal year 2003, the Company's European operation implemented a new accounting system that enhanced its financial reporting capabilities. The new accounting system was better able to segregate costs between cost of sales, engineering, research and development and selling, general and administrative. For comparability purposes, results for the first nine months of fiscal 2002 were reclassified to conform to the 2003 presentation. As a result, approximately $2,314,000 of costs previously reported as selling, general and administrative in the nine months ended March 31, 2002, were reclassified to cost of sales for $2,016,000 and to engineering, research and development for $298,000.

Sales -- Sales for the nine months ended March 31, 2003 were $39.5 million, compared to $33.4 million for the nine months ended March 31, 2002. European sales were $18.5 million for the nine months ended March 31, 2003 compared to $13.4 million for the prior year period. Sales in Europe benefited from several new vehicle tooling programs and the strong Euro increased revenues by approximately $2.4 million compared with the same period one year ago. Sales in North America were $19.3 million compared to $17.4 million one year ago. Sales of the Company's systems and technology component product lines were as follows:
AutoGauge(TM) sales of $28.6 million were up $6.5 million and accounted for approximately 73% of sales this year compared to approximately 66% last year. AutoGuide(TM) sales of $700,000 were down $700,000 and accounted for approximately 2% of sales this year compared to approximately 4% last year. AutoSpect(R) sales of $400,000 were down $800,000 and accounted for approximately 1% of sales this year compared to approximately 4% last year. NCA sales of $3.0 million were down $300,000 and accounted for approximately 8% of sales this year compared to approximately 10% last year. ScanWorks(TM) sales of $2.3 million were down $100,000 and accounted for approximately 6% of sales this year compared to approximately 7% last year. Other product sales including $961,000 of sensor sales to USNR in the 2003 fiscal year nine-month period and service and training accounted for the remainder of net sales in both years. Except for the AutoGauge(TM) product line that benefited from new tooling programs, the variance between years in product line sales was primarily attributable to the timing of customer orders.

Bookings & Backlog -- New order bookings for the nine months ended March 31, 2003 were $42.9 million compared to $28.9 million for the same period one year ago. The improvement primarily reflected the strong rate of new orders of AutoGauge(TM) systems in the second quarter for approximately $10.0 million by the Company's European customers and in the third quarter for approximately $7.2 million from the Company's North American customers due to new tooling programs. During the nine months ended March 31, 2003, new order bookings by product line were comprised of 76% AutoGauge(TM), 3% AutoGuide(TM), 1% AutoSpect(TM), 8% NCA and 4% ScanWorks(TM). Automotive bookings for the comparable 2002 period were comprised of 65% AutoGauge(TM), 4% AutoGuide(TM), 5% AutoSpect(TM), 14% NCA and 8% ScanWorks(TM). Backlog at March 31, 2003, was $18.6 million compared to $14.1 million at March 31, 2002. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Gross Profit -- Gross profit was $20.8 million, or 52.6% of sales, for the nine months ended March 31, 2003, as compared to $14.9 million, or 44.6% of sales, for the nine months ended March 31, 2002. The $5.9 million improvement in gross profit was due approximately 60% from higher than normal revenue related to customer progress billings with nominal associated costs, 20% due to incremental gross profit related to the strengthening Euro that yielded higher gross margins in Europe and the balance due to favorable fixed overhead absorption on the higher level of sales.

Selling, General and Administrative (SG&A) Expenses -- SG&A expenses increased $524,000 to $8.9 million in the nine months ended March 31, 2003, from approximately $8.4 million in the comparable 2002 period. The increase reflected $762,000 of accruals for reinstated Company 401K matching contributions and employee profit sharing and an incremental increase of approximately $85,000 for charges to bad debt expense related to aged accounts receivable that were partially offset by lower costs related to prior period restructuring programs.

Engineering, Research and Development (R&D) Expenses -- Engineering and R&D expenses decreased $498,000 to $4.6 million in the nine months ended March 31, 2003, from approximately $5.1 million in the nine months ended March 31, 2002. The decrease in expenses reflected cost reduction initiatives implemented during fiscal 2001 and 2002 that were partially offset by $394,000 of accruals for reinstated Company 401K matching contributions and employee profit sharing.

Other Income and Deductions -- Net interest expense was $46,000 for the nine months ended March 31, 2003 compared with $370,000 for the nine months ended March 31, 2002. The reduction primarily reflected lower average borrowings related to favorable cash flow from operations, the pay-down of debt from proceeds of the sale of the Company's Forest Products business unit, and the transfer of cash from the Company's European subsidiary. Net foreign currency losses and other in the nine-month period ended March 31, 2003 were $169,000 lower than the same period one year ago primarily due to a $237,000 decrease in foreign currency losses related to the increase in value of the Euro and Yen against the U.S. dollar. The arbitration charge of $2.4 million was due to the arbitration award against the Company's wholly-owned subsidiary, Perceptron B.V. See Part II. Item 1, "Legal Proceedings" for a discussion of the arbitration.

Income Taxes -- Income tax expense/benefit for the nine-month periods ended March 31, 2003 and 2002 reflected the mix of pre-tax income and loss among the Company's domestic and foreign operating entities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $9.1 million at March 31, 2003, of which $6.3 million was in the Company's European subsidiaries, compared to $8.1 million at June 30, 2002, of which $7.8 million was in the Company's European subsidiaries. The European subsidiaries use of cash was primarily from a transfer of $4.9 million to the Company to repay bank debt in the U.S. and for increased working capital needs for accounts receivable and inventory. Domestic cash flow was favorable primarily due to the European transfer of funds and to a lesser extent accounts receivable collections that were used for repayment of debt and capital spending.

Cash flows from operating activities of $8.0 million reflected net income from the Company's operations, plus adjustments for non-cash items, including the use of the Company's deferred tax asset to offset its domestic tax expense for the nine-month period, and working capital reductions primarily related to higher accrued liabilities for taxes, the arbitration award and 401K matching contributions and employee profit sharing accruals. The use of cash for accounts payable and inventories represent timing related to payments and purchases of inventory in anticipation of orders. During the nine-month period, the Company's reserve for doubtful accounts decreased $21,000 to $631,000 reflecting additional accruals for potential bad debts of $332,000 and charge-offs of $353,000. During the nine months ended March 31, 2003, the Company's reserve for inventory obsolescence decreased $551,000 to $622,000 reflecting additional accruals for potential obsolescence of $100,000 and disposals of $651,000 of inventory that had previously been reserved for at June 30, 2002.

Financing activities during the period primarily reflected net revolving credit repayments of $5.8 million primarily as a result of the $4.9 million transferred from Europe and collections on receivables. In October 2002, the Company also paid off its $1,040,000 long-term note payable from proceeds received under the Company's new credit facility with Comerica Bank. The long-term note payable required quarterly payments of interest at 7.5% per annum on the outstanding principal balance and was due in full on November 1, 2003 but allowed for prepayments in whole or in part at anytime without penalty.

On October 24, 2002, the Company entered into a new collateral-based Credit Agreement with Comerica Bank and terminated its Revolver with Bank One, N.A. The new Credit Agreement provides for borrowings of up to $7.5 million and expires on November 1, 2004. Proceeds under the Credit Agreement may be used for working capital, capital expenditures, to repay existing indebtedness owed to Bank One and to repay amounts owing under a long-term note payable acquired in 1998 as part of the Sonic transaction. The collateral for the loan is substantially all U.S. assets of the Company. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (4.25% as of May 6, 2003) dependant upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 3.7% as of May 6, 2003) dependant upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependant upon the Company's ratio of funded debt to EBITDA. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $7.5 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, plus the lesser of 25% of raw material located in the United States or $2,000,000, plus the lesser of 50% of finished goods inventory or $750,000 plus $4.2 million representing 60% of the appraised value of the Company's real property located in Plymouth, Michigan. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $30.0 million as of March 31, 2003. The borrowing base at March 31, 2003 was $7.5 million with no borrowings outstanding. The facility supported one outstanding letter of credit for $149,000.

At March 31, 2003, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 350,000 Euros. The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at the bank's prime rate (as of May 1, 2003, 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros). The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2003, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 167,000 Euros.

See Part II Item 1, "Legal Proceedings" and Item 3, "Legal Proceedings" and Note 9 to the Consolidated Financial Statements, "Contingencies", of the Company's Annual Report on Form 10-K for fiscal year 2002, for a discussion of certain contingencies relating to the Company's liquidity, financial position and results of operations. Perceptron B.V. has not paid the $2.4 million arbitration award to Speroni, S.p.A., pending the outcome of the application for correction/clarification or other challenges of the award it determines to undertake.

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

FOREIGN CURRENCY RISK AND FOREIGN EXCHANGE FORWARD CONTRACTS

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At March 31, 2003, the Company's percentage of sales commitments in non-U.S. currencies was 41% or $7.7 million.

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. These transactions involve the use of forward contracts. The Company may use forward foreign currency exchange contracts to hedge the net assets of certain foreign subsidiaries to offset the translation and economic exposures related to the Company's investment in these subsidiaries. Changes in the value of these derivative instruments are included in other comprehensive income as a foreign currency translation adjustment.

At March 31, 2003, the Company had forward exchange contracts between the U.S. Dollar and the Euro in the notional amount of $3.0 million. The contracts outstanding at March 31, 2003 mature through December 30, 2003 and are intended to hedge the Company's investment in its German subsidiary. The Company also recognized $29,000 in other comprehensive income for the unrealized change in value of these forward exchange contracts during the three and nine-month periods ended March 31, 2003. The Company did not engage in any hedging activities during fiscal year 2002.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company did not adopt SFAS 123 but is required to disclose stock-based compensation information in its footnotes as if SFAS 123 had been adopted. SFAS 148 amends the disclosure requirements of SFAS No. 123 and these disclosure requirements have been included in the accompanying financial statements. See Note 7 of the Notes to Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The Company has historically issued guarantees only on a limited basis and does not anticipate that FIN 45 will have a material effect on its consolidated financial position or statement of operations.

In January 2003, the FASB issued Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company currently has no variable interest entities and does not anticipate that FIN 45 will have a material effect on its consolidated financial position or statement of operations.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company believes its current revenue recognition policy is in compliance with EITF 00-21 and therefore the adoption of EITF 00-21 will not have a material effect on its consolidated financial position or statement of operations.

In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2003 and 2004 revenue, order booking levels and earnings levels and the ability of the Company to fund its currently anticipated fiscal 2003 cash flow requirements. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the Automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes and the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive industry, which has from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in this industry. The Company's expectations regarding future bookings and revenues are based upon oral discussions with customers and are subject to change based upon a wide variety of factors, including economic conditions and system implementation delays. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously described in the Company's Form 8-K filed February 25, 2003 under
Item 5, on February 15, 2003, the French arbitrator appointed by the International Chamber of Commerce International Court of Arbitration to hear the arbitration between Perceptron, Inc.'s wholly-owned subsidiary, Perceptron B.V., and Speroni S.p.A., as described in the Company's Form 10-K for the year ended June 30, 2002 under Item 3, awarded damages in the amount of $2.36 million to Speroni and against Perceptron B.V. The Company believes there are errors and inconsistencies in the arbitrator's award. The arbitrator may change the award to correct a clerical, computational, typographical or other similar error. On March 19, 2003, Perceptron B.V. filed an application for correction/clarification of the arbitrator's award. The arbitrator has not yet responded to the application, and there is no definite time limit in which he must do so.

As previously disclosed in the Company's Form 10-Q for the quarter ended December 31, 2002, the Company is a party to a suit filed by Industries GDS Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the forest products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $4.4 million. The Company intends to vigorously defend GDS' claims.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

                  99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (B)      Reports on Form 8-K:

                  On February 13, 2003, the Company filed a Form 8-K under Item 9, disclosing that certifications from the Company's Chief Executive Officer and Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                  Section 1350) had accompanied the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

                  The Company's current report on Form 8-K, dated February 25, 2003, which disclosed information under Item 5 concerning an arbitration award made by the French arbitrator appointed by the International Chamber of Commerce International Court of Arbitration to hear the arbitration between Perceptron, Inc.'s wholly-owned subsidiary, Perceptron B.V., and Speroni S.p.A., as described in the Company's Form 10-K for the year ended
                  June 30, 2002 under Item 3, which awarded damages in the amount of $2.36 million to Speroni and against Perceptron B.V.

                  The Company's current report on Form 8-K, dated April 16, 2003, which disclosed information required to be disclosed pursuant to Item 12 -- "Results of Operation and Financial Condition" concerning the Company's expected sales of approximately $16.0 million for the third quarter ended March 31, 2003 compared with sales of $9.8 million for the same period one year ago, was furnished under Item 9 -- "Regulation FD Disclosure" and Item 12 "Results of Operation and Financial Condition" in accordance with the Securities and Exchange Commission's Final Rule Release No. 33-8216


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PERCEPTRON, INC.
                                       (Registrant)


Date:  May 14, 2003                    By: /S/ Alfred A. Pease
                                           -------------------------------------
                                           Alfred A. Pease
                                           President and Chief Executive Officer


Date:  May 14, 2003                    By: /S/ John J. Garber
                                           -------------------------------------
                                           John J. Garber
                                           Vice President and Chief Financial
                                           Officer
                                           (Principal Financial Officer)


Date:  May 14, 2003                    By: /S/ Sylvia M. Smith
                                           -------------------------------------
                                           Sylvia M. Smith
                                           Controller and Chief Accounting
                                           Officer
                                           (Principal Accounting Officer)

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


Date: May 14, 2003


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


Date: May 14, 2003


                                      /s/ John J. Garber
                                      ------------------
                                      John J. Garber
                                      Vice President and Chief Financial Officer
                                      Principal Financial Officer

                               10-Q EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION


EX-99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002