Form 10-K
period 2003-06-30
PERCEPTRON INC/MI
filed 2003-09-29
CIK 887226

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003 OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

COMMISSION FILE NUMBER: 0-20206

                                PERCEPTRON, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         Michigan                                             38-2381442
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

                               47827 Halyard Drive
                          Plymouth, Michigan 48170-2461
                    (Address of Principal Executive Offices)

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

                Yes   X                            No
                    -----                             ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                Yes                                No    X
                    -----                             ------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held as of the registrant's most recently completed second fiscal quarter by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2002, as reported by The Nasdaq Stock Market, was approximately $18,000,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 17, 2003, was 8,540,676.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

         Document                                  Incorporated by reference in:
         --------                                  -----------------------------
Proxy Statement for 2003
Annual Meeting of Shareholders                        Part III, Items 10-13

--------------------------------------------------------------------------------

                                     PART I

ITEM 1: BUSINESS

GENERAL

Perceptron, Inc. ("Perceptron" or the "Company") designs, develops, manufactures and markets information-based measurement and inspection solutions for process improvement. Perceptron's product offerings are designed to improve quality, increase productivity and decrease costs in manufacturing and product development. Among the solutions offered by the Company are: 1) Laser-based gauging systems that provide 100% in-line measurement for reduction of process variation; 2) Systems that guide robots in a variety of automated assembly applications; 3) Systems that inspect the quality of painted surfaces, and; 4) Technology components and software for the Coordinant Measurement Machine (CMM), portable CMM, wheel alignment, reverse engineering, digitizing, inspection and forest products industry.

The Company's current principal products are based upon proprietary three-dimensional image processing and AutoSolve(TM) feature extraction software algorithms combined with the TriCam(R) three-dimensional object imaging technology. TriCam(R) technology uses structured laser light triangulation techniques to obtain accurate three-dimensional measurements. TriCam(R) systems are used to measure formed parts for reduction of process variation, to provide robot guidance sensing for automated assembly tasks and to improve the speed and lower the cost of wheel alignment in final assembly operations.

On March 15, 2002, the Company sold substantially all of the assets of its Forest Products business unit for $4.6 million in cash at closing and a promissory note for approximately $343,000 to U.S. Natural Resources, Inc. ("USNR"). USNR also assumed certain liabilities of the Forest Products business unit. Historical financial information included in this Form 10-K for fiscal year 2002 and prior periods has been restated to present the Forest Products business unit as a discontinued operation. Other information, such as bookings and backlog, has been restated to reflect only the Company's continuing operations. The Company continues to manufacture and supply TriCam(R) sensors ordered by USNR.

The Company was incorporated in Michigan in 1981 and is headquartered at 47827 Halyard Drive, Plymouth, Michigan 48170-2461, (734) 414-6100. The Company also has operations in Munich, Germany; Voisins le Bretonneux, France; Vitoria, Spain; Sao Paulo, Brazil and Tokyo, Japan.

MARKETS

The Company services multiple markets, with the largest being the automotive industry. The Company has product offerings encompassing virtually the entire automobile manufacturing process, including product development, manufacturing process development and implementation, stamping and fabrication, body shop, paint shop, trim, chassis and final assembly. The Company believes there are numerous applications for its three-dimensional measurement systems in other industrial and commercial applications. The foregoing statement is a "forward-looking statement" within the meaning of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement".

PRODUCTS AND APPLICATIONS

                                AUTOMATED SYSTEMS

AutoGauge(R): These systems are used in the assembly and fabrication plants of many of the world's leading auto manufacturers and their suppliers to contain, correct and control the quality of body structures. AutoGauge(R) systems are placed directly in-line to automatically measure critical dimensional characteristics of automotive vehicles, sub-assemblies and parts using non-contact, laser-based sensors.

AutoGauge(R) is built on a hardware, software and communications platform called IPNet(R). The IPNet(R) platform uses Internet technology to disseminate critical manufacturing and quality information on a real-time basis throughout a plant or enterprise. IPNet(R) also communicates to wireless devices such as Palm(TM) Pilots and web phones. Other advantages of the IPNet(R) platform include: A Windows-based architecture allowing integration of third party hardware and software, a new graphics based user interface, and greater flexibility to distribute sensors throughout the manufacturing process at lower cost.

AutoGauge(R) has the ability to provide hybrid systems containing both fixed-mounted sensors and robot-mounted sensors. This ability provides automotive manufacturers with the flexibility to measure multiple vehicle styles on a single assembly line while maintaining their high-speed production rates.

AutoFit(R): These systems are used in automotive assembly plants to contain, correct and control the fit of exterior body panels. The system automatically measures, records and displays the gap and flushness of parts most visible to the automobile consumer such as gaps between front and rear doors, hoods and fenders, and deck lids and rear quarter panels. The TriCam(R) sensor has been enhanced to enable gap and flushness to be measured in several parts of the manufacturing process: in the body shop during assembly of non-painted vehicles, and in the final assembly area after the vehicle has been painted. AutoFit(R) has the ability to measure vehicles while in motion along the assembly line or in a stationary position.

AutoScan(R): These systems provide a fast, non-contact method of gathering data for the analysis of the surface contour of a part or product. These systems use a robot mounted ContourProbe(TM) sensor specifically designed to "scan" a part as the robot moves throughout its path. The AutoScan(R) system measures and collects the "point cloud data" required for contour analysis by third party analysis software. This allows the part's shape to be automatically scanned and compared to a computer-generated design.

AutoSpect(R): These in-line, non-contact systems are used in auto assembly plants to monitor and measure the quality of the vehicle's paint finish. The system measures and generates objective, repeatable, reproducible ratings of the painted surface. AutoSpect(R) systems are fully automatic and monitor 100% of painted vehicle production. AutoSpect(R) measures the key elements of a paint finish most visible to the consumer: gloss, orange peel, and DORI (distinctness of reflected image). The AutoSpect(R) system has been upgraded to the IPNet(TM) platform and shares many of the same components as the AutoGauge(R) system. Perceptron also offers a portable, battery powered version of the AutoSpect(R) paint quality measurement system.

AutoGuide(R): These robot guidance systems were developed in response to the increasing use of robots for flexible, automated assembly applications. These systems utilize Perceptron sensors and measurement technology to improve the accuracy of robotic assembly operations. AutoGuide(R) systems calculate the difference between theoretical and actual relationships of a robot and the part being assembled and send compensation data, in six axes, to the robot. Robotic applications supported by AutoGuide(R) include windshield insertion, roof loading, seat loading, hinge mounting, door attachment and sealant applications.

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

LASAR(R) is based upon proprietary three-dimensional image processing and feature extraction software algorithms combined with a three-dimensional object imaging technology. LASAR(R) provides accurate three-dimensional measurements of a full scene over a large field of view. The LASAR(R) product is currently used by the Forest Products industry for the three-dimensional measurement of stems, logs and cants. In August 2003, the Company ceased the manufacture of LASAR sensors and, as required by the terms of an existing Sensor Supply and Manufacturing License Agreement between the Company and USNR, the Company granted a non-exclusive, perpetual worldwide license to USNR to manufacture LASAR(R) sensors primarily intended for sale to operators of wood processing facilities (e.g., sawmills, planer mills, panel mills, etc.).

                              VALUE ADDED SERVICES

The Company provides additional services, which include training, field service and repair, launch support, upgrades, spare part sales and consulting.

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

The Company's principal customers have historically been automotive companies that the Company either sells to directly or through system integrators or OEMs. The Company's products are typically purchased for installation in connection with new model re-tooling programs undertaken by these companies. The number and timing of re-tooling programs vary from year to year and are subject to postponement by customers due to economic conditions or otherwise. Because the Company's annual sales are dependent on the timing of customers' re-tooling programs, annual aggregate sales and sales by customer vary significantly from year to year, as do the Company's largest customers. For the fiscal years ended June 30, 2003, 2002 and 2001, approximately 33%, 44% and 35%, respectively, of total revenues from continuing operations were derived from the Company's four largest automotive customers (General Motors, Ford, DaimlerChrysler and Volkswagen). For the fiscal years ended June 30, 2003, 2002 and 2001, approximately, 22%, 19% and 20%, respectively, of net sales from continuing operations, were to system integrators and OEMs for the benefit of the same four automotive customers. These numbers reflect consolidations that have occurred within the automotive industry. During the fiscal year ended June 30, 2003, sales to Volkswagen were 11.6% of the Company's total net sales from continuing operations.

As part of the sale of substantially all of the assets of the Forest Products business unit, the Company and USNR also entered into a Covenant Not to Compete dated March 13, 2002. The Company agreed, among other matters, for a period of ten years not to compete with the purchaser in any business in which the Forest Products business unit was engaged at any time during the three-year period prior to the closing of the transaction, and for so long as the purchaser is a customer of the Company, not to sell products or services intended primarily for operators of wood processing facilities or license any intellectual property to any third party primarily for use in any wood processing facility.

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

INTERNATIONAL OPERATIONS

Europe: The Company's European operations contributed approximately 46%, 36%, and 43%, of the Company's revenues from continuing operations during the fiscal years ended June 30, 2003, 2002 and 2001, respectively. The Company's wholly-owned subsidiary, Perceptron Europe B.V. ("Perceptron B.V."), formed in The Netherlands, holds a 100% equity interest in Perceptron (Europe) GmbH ("Perceptron GmbH"). Perceptron GmbH is located in Munich, Germany and is the operational headquarters for the European market. Perceptron GmbH holds a 100% interest in Perceptron E.U.R.L. located in Voisins le Bretonneux, France and a 100% interest in Perceptron Iberica SL located in Vitoria, Spain. At June 30, 2003, the Company employed 54 people in its European operations.

Asia: The Company operates a direct sales, application and support office in Tokyo, Japan to service customers in Asia.

South America: The Company has a direct sales, application and support office in Sao Paulo, Brazil to service customers in South America.

The Company's foreign operations are subject to certain risks typically encountered in such operations, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic and local policies of foreign governments, and the laws and policies of the U.S. and local governments affecting foreign trade and investment. For information regarding net sales and identifiable assets of the Company's foreign operations, see Note 15 to the Consolidated Financial Statements, "Geographic Information".

COMPETITION

The Company believes that it provides the best and most complete solutions to its customers in terms of system capabilities and support, at a competitive price for the value provided, which it believes are the principal competitive factors in these markets. There are a number of companies that sell similar and/or alternative technologies and methods into the same markets and regions as the Company.

The Company believes that there may be other entities, some of which may be substantially larger and have substantially greater resources than the Company, which may be engaged in the development of technology and products, that could prove to be competitive with those of the Company. In addition, the Company believes that certain existing and potential customers may be capable of internally developing their own technology. There can be no assurance that the Company will be able to successfully compete with any such entities, or that any competitive pressures will not result in price erosion or other factors, which will adversely affect the Company's financial performance.

BACKLOG

As of June 30, 2003, the Company had a backlog from continuing operations of $18.2 million, compared to $15.2 million at June 30, 2002. Most of the backlog is subject to cancellation by the customer. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in its backlog by June 30, 2004.

RESEARCH AND DEVELOPMENT

As of June 30, 2003, 48 persons employed by the Company were focused primarily on research, development and engineering relating to three-dimensional machine vision systems, and related software. For the fiscal years ended June 30, 2003, 2002 and 2001, the Company's research, development and engineering expenses were $6.3 million, $6.6 million, and $10.4 million, respectively.

The Company engages in research and development ("R&D") to enhance its existing products, to adapt existing products to new applications and to develop new products to meet new market opportunities. The Company is engaged in a program of continuous product improvement that is intended to add new features and functions, enhance performance, reduce costs and incorporate new technological advances. The Company also has several major new product initiatives in process to add completely new products to the Company's suite of products as well as enhance and expand existing products.

In March 2003, Perceptron was selected as a winner in the 2003 Automotive News Premier Automotive Suppliers' Contributions to Excellence (PACE) Awards co-sponsored by Cap Gemini Ernst & Young. Perceptron was awarded the honor in the category of Information Technology and Services for its AutoGauge(R) FMS (Flexible Measurement System) manufacturing process improvement system. The annual awards honor automotive supplier innovations in four categories:
Product-North America, Product-Europe, Manufacturing Process and Capital Equipment, and Information Technology and Services.

PATENTS, TRADE SECRETS AND CONFIDENTIALITY AGREEMENTS

The Company owns twenty-four U.S. patents and has pending thirteen U.S. patent applications, which relate to various products and processes manufactured, used, and/or sold by the Company. The Company also owns fifteen foreign patents in Canada, Europe and Japan and has twenty-one patent applications pending in foreign locations. The U.S. patents expire from 2004 through 2021 and the Company's existing foreign patent rights expire from 2008 through 2014. In addition, the Company holds perpetual licenses to more than forty-two other U.S. patents including rights to practice six patents for non-forest product related applications that were assigned to USNR in conjunction with the sale of the Forest Products business unit. The expiration dates for these licensed patents range from 2004 to 2020.

The Company has registered, and continues to register, various trade names and trademarks including Perceptron(R), AutoGauge(R), IPNet(R), AutoFit(R), AutoGuide(R), AutoScan(R), AutoSpect(R), Contour Probe(R), OptiFlex(R), TriCam(R), Veristar(R), WheelWorks(R), Visual Fixturing(R) and LASAR(R), among others, which are used in connection with the conduct of its business. Trademarks that have been approved for registration or are awaiting issuance include AutoSolve(TM) and ScanWorks(TM).

The Company's software products are copyrighted and generally licensed to customers pursuant to license agreements that restrict the use of the products to the customer's own internal purposes on designated Perceptron equipment. The Company also uses non-disclosure agreements with employees, consultants and other parties.

There can be no assurance that any of the above measures will be adequate to protect the Company's intellectual property or other proprietary rights. Effective patent, trademark, copyright and trade secret protection may be unavailable in certain foreign countries.

The Company and one of its customers are currently defendants in a suit alleging infringement involving processes and methods used in the Company's products described under "Item 3. Legal Proceedings". Certain of the Company's other customers have settled claims made against them by another party alleging possible patent infringement involving processes and methods used in the Company's products. Management believes that the processes and methods used in the Company's products were independently developed without utilizing any previously patented process or technology. Because of the uncertainty surrounding the nature of any possible infringement and the validity of any such claim or any possible customer claim for indemnity relating to claims against the Company's customers, it is not possible to estimate the ultimate effect, if any, of these matters on the Company's financial statements.

The Company has licensed certain of the Company's patents relating to non-contact wheel alignment systems to another company on a non-exclusive basis.

EMPLOYEES

As of June 30, 2003, the Company employed 213 persons. None of the employees is covered by a collective bargaining agreement and the Company believes its relations with its employees to be good.

AVAILABLE INFORMATION

The Company's Internet address is www.perceptron.com. There the Company plans to make available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, filed after the date of this form 10-K, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. These reports can be accessed through the Company section of the website. The information found on the Company's website is not part of this or any report the Company files with or furnishes to the SEC.

ITEM 2: PROPERTIES

Perceptron's principal domestic facilities consist of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company. In addition, the Company leases a 1,500 square meter facility in Munich, Germany; offices in Voisins le Bretonneux, France; Sao Paulo, Brazil and Tokyo, Japan. The Company believes that its current facilities are sufficient to accommodate its requirements through the fiscal year 2004.

ITEM 3: LEGAL PROCEEDINGS

On September 25, 1998, the United States District Court for the Eastern District of Michigan dismissed, with prejudice, a suit filed against the Company by Speroni, S.p.A. ("Speroni") which alleged tortious interference in conjunction with exclusive distributorship contracts covering the sale of the P-1000(TM) products in Italy and France between Perceptron B.V., a wholly-owned subsidiary of the Company, and Speroni. Speroni's appeal of the dismissal was denied by the Federal Court of Appeals. Perceptron B.V. terminated the exclusive distributorship contracts in 1997 for breach of contract by Speroni and sought arbitration of this matter with the International Chamber of Commerce International Court of Arbitration ("ICC"), to confirm the terminations and to award damages. Speroni filed counterclaims with the ICC alleging breach of the exclusive distributorship contracts and seeking damages of $6.5 million. On February 12, 2001, the arbitrator determined that 1) Speroni breached its duty to properly inform Perceptron B.V., but did not act in bad faith, and so Perceptron B.V. did not satisfy the conditions required under French law and Italian law to rightfully terminate the distributorship agreements without prior notice; and 2) Perceptron B.V. did not breach its agreements with Speroni by providing certain information to a customer of both Perceptron B.V. and Speroni and by submitting a bid to a customer of both Perceptron B.V. and Speroni outside of Speroni's territories, but did not act in good faith in not informing Speroni of these activities. On February 15, 2003, the French arbitrator awarded damages in the amount of $2.4 million to Speroni and against Perceptron B.V. Interest continues to accrue on the award at the rate of 5% per annum from that date until paid. On July 21, 2003, Perceptron B.V.'s application for correction/clarification of the arbitrator's award was denied. The Company is considering an appeal to the arbitrator's decision in the French and Dutch courts. There can be no assurance as to the outcome of an appeal of this matter if undertaken.

The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the forest products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $4.9 million using a June 30, 2003 exchange rate. The Company intends to vigorously defend GDS' claims.

The Company is a party to a suit filed by MERILab, Inc. ("MERILab") in the United States District Court for the District of Colorado and served on the Company on May 9, 2003. The suit seeks a declaratory judgment that three of the Company's patents are invalid and void, that MERILab's products and conduct do not infringe on the three patents and that MERILab has a license to practice two of the three patents. The suit also seeks damages from the Company for an alleged breach of an alleged contractual obligation in connection with an alleged failure by the Company to sell the Company's products to MERILab. The Company intends to vigorously defend against MERILab's claims.

On December 11, 1998, a jury in a civil case in the United States District Court for the Eastern District of Michigan returned a favorable judgment for the Company and awarded damages of over $732,000 against Sensor Adaptive Machines, Inc. ("SAMI"), currently a wholly-owned subsidiary of LMI Technologies, Inc. ("LMI"). The suit, filed by the Company in June 1996, charged SAMI with violation of a covenant not to compete. SAMI filed counterclaims against the Company alleging, in part, that the Company was engaged in unlawful monopolization and tortious interference with business practice and sought damages. In response to a motion for summary disposition filed by the Company, the counterclaim for unlawful monopolization was dismissed by the court in June 1998. In December 1998, the jury returned a verdict in favor of Perceptron and against SAMI in the amount of $732,000 and also found that SAMI's remaining counterclaims were without merit. On March 4, 1999, the Company's motion for interest was granted. SAMI's appeal of the judgment including the counterclaims against the Company was denied by the U.S. Court of Appeals for the Sixth Circuit. The Company has instituted legal action against SAMI to collect the judgment as described below. SAMI is currently subject to bankruptcy proceedings in Canada.

On May 10, 2002, the Company commenced an action against LMI (including Diffracto Limited, which amalgamated with LMI on December 31, 1999) and SAMI in the Ontario Superior Court of Justice-Commercial List. By amended statement of claim issued on March 26, 2003, the Company added two principals of LMI, Leonard Metcalfe and Neil Hummel, as defendants. In brief, the Company alleges that upon issuance of the United States District Court judgment described above against SAMI in December 1998, LMI caused SAMI (a subsidiary of LMI at that time) to transfer all or substantially all of its assets to LMI and Diffracto (which was also controlled by LMI) for no consideration, or consideration that was less than the fair market value of the transferred assets. Such assets included, among other things, the intellectual property at issue in the litigation that has subsequently been instituted by LMI, described below. As a consequence, SAMI was left unable to pay its creditors, including the Company. In this context, the Company alleges that in causing SAMI and LMI to act in the manner described above, Metcalfe and Hummel acted in a manner which was oppressive to the reasonable expectations and interests of the Company, and thus are jointly and severally liable with LMI to the Company. In this action the Company seeks an order reversing specific transactions by which assets were transferred or diverted to LMI and Diffracto, as well as an order requiring the defendants to repay various funds that they received as a result of such transfers of assets. The trial of this action is currently scheduled to commence in February 2004.

On February 21, 2003, the Company filed suit against LMI with a complaint charging willful infringement by LMI of three of the Company's sensor calibration and alignment patents. The suit is pending in the United States District Court for the Eastern District of Michigan. The Company seeks injunctive relief enjoining LMI from manufacturing and selling products that infringe the Company's patents and treble damages.

The Company is a party to a suit filed by LMI on or about May 30, 2003 in the United States District Court for the Eastern District of Michigan against the Company and USNR. The suit alleges that the Company and USNR have willfully infringed and are inducing others to infringe 40 patents purportedly owned by LMI and received from SAMI as discussed above. LMI seeks injunctive relief enjoining the Company and USNR from manufacturing and selling products that infringe such patents and treble damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR.

The Company intends to vigorously pursue its claims against SAMI and LMI and to defend LMI's claims against the Company.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Litigation and Other Contingencies" for a discussion of the Company's accounting policies regarding legal proceedings and other contingencies.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

                                     PART II


ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Perceptron's Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol "PRCP". The following table shows the reported high and low sales prices of Perceptron's Common Stock for the fiscal year periods indicated:

                                                                                   PRICES
FISCAL 2002                                                               LOW                  HIGH
-----------                                                            ---------             ---------
Quarter through September 30, 2001                                       $0.92                 $1.58
Quarter through December 31, 2001                                        $0.87                 $1.80
Quarter through March 31, 2002                                           $1.19                 $1.85
Quarter through June 30, 2002                                            $1.39                 $1.98

FISCAL 2003
-----------
Quarter through September 30, 2002                                       $0.97                 $2.15
Quarter through December 31, 2002                                        $1.11                 $2.25
Quarter through March 31, 2003                                           $2.10                 $3.10
Quarter through June 30, 2003                                            $2.43                 $6.08


FISCAL 2004
-----------
Quarter through September 17, 2003                                       $7.30                 $9.28

No cash dividends or distribution on Perceptron's Common Stock have been paid in the past and it is not anticipated that any will be paid in the foreseeable future. In addition, the payment of cash dividends or other distributions is prohibited under the terms of Perceptron's revolving credit agreement with its bank. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources", for a discussion of other restrictions on the payment of dividends.

The approximate number of shareholders of record on September 17, 2003, was 237.

The information pertaining to the securities the Company has authorized for issuance under equity compensation plans is hereby incorporated by reference to
Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" - Equity Compensation Plan Information".

ITEM 6: SELECTED FINANCIAL DATA

PERCEPTRON, INC. AND SUBSIDIARIES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            TWELVE MONTHS                          SIX MONTHS  TWELVE MONTHS
                                                                 ENDED                               ENDED         ENDED
                                                                JUNE 30,                            JUNE 30,     DECEMBER 31,
                                             -------------------------------------------------     ----------  --------------
STATEMENT OF OPERATIONS DATA:(1),(2)            2003        2002         2001(3)        2000         1999(4)        1998

Net sales                                    $ 54,679     $ 43,943      $ 40,430      $ 57,347      $ 17,977      $ 39,555
Gross profit                                   27,534       19,641        17,085        28,697         7,378        16,717
Operating income (loss)                         8,548        1,170        (4,046)        4,231        (4,090)       (5,580)
Income (loss) before income taxes               6,124          759        (4,647)        3,973        (4,765)       (6,518)
Income (loss) from continuing operations        3,582          942        (2,549)        2,369        (3,370)       (4,285)
Discontinued operations                             -       (4,644)       (3,656)         (512)       (1,490)          946
Cumulative effect of change in
   accounting principle                             -            -        (1,333)            -             -             -
Net income (loss)                               3,582       (3,702)       (7,538)        1,857        (4,860)       (3,339)

Earnings (loss) per diluted share:
     Continuing operations                   $   0.42     $   0.11      $  (0.31)     $   0.29      $  (0.41)     $  (0.52)
     Discontinued operations                        -        (0.56)        (0.45)        (0.06)        (0.18)         0.11
     Cumulative effect of change in
       accounting principle                         -            -         (0.16)            -             -             -
     Net income (loss)                           0.42        (0.45)        (0.92)         0.23         (0.59)        (0.41)

Weighted average common shares
   outstanding -- diluted                       8,622        8,213         8,178         8,199         8,185         8,239


                                                                                                                   AS OF
                                                                      AS OF JUNE 30,                            DECEMBER 31,
                                             ---------------------------------------------------------------    ------------
BALANCE SHEET DATA:                             2003        2002         2001(3)        2000         1999(4)        1998

Working capital                              $ 30,405     $ 24,824      $ 25,559      $ 42,849      $ 37,202      $ 42,854
Total assets                                   59,414       54,693        66,247        65,105        59,867        64,785
Long-term liabilities                               -        1,040         1,040         4,595         4,265         1,040
Shareholders' equity                           44,945       39,211        40,295        49,569        48,064        54,852




--------------------------
(1) No cash dividends have been declared or paid during the periods presented.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Perceptron, Inc. ("Perceptron" or the "Company") designs, develops, manufactures and markets information-based measurement and inspection solutions for process improvement. The Company's current principal products are based upon proprietary three-dimensional image processing and AutoSolve(TM) feature extraction software algorithms combined with the TriCam(R) three-dimensional object imaging technology. TriCam(R) technology uses structured laser light triangulation techniques to obtain accurate three-dimensional measurements. TriCam(R) systems are used to measure formed parts for reduction of process variation, to provide robot guidance sensing for automated assembly tasks and to improve the speed and lower the cost of wheel alignment in final assembly operations.

In March 2002 the Company sold its Forest Products business unit (FPBU) pursuant to a certain Asset Purchase Agreement by and among U.S. Natural Resources, Inc. (the "Purchaser"), Nanoose Systems Corporation, Trident Systems Inc. and the Company, dated March 13, 2002. Details of the sale were disclosed in the Form 8-K submitted by the Company to the Securities and Exchange Commission on March 29, 2002. The Company received $4.6 million in cash at closing and a promissory note for approximately $343,000. The Purchaser also assumed certain liabilities of the FPBU. See also Note 2, "Discontinued Operations" in the Notes to the Consolidated Financial Statements. The disposal of the FPBU resulted in an after-tax loss of approximately $1.4 million. The operations of the Forest Products business unit have been reported separately as a component of discontinued operations. Prior year consolidated financial statements have been restated to present the FPBU as a discontinued operation. As a result, the Company's remaining business is in the global automotive market and its business segment is the automotive industry.

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

RESULTS OF OPERATIONS

  FISCAL YEAR ENDED JUNE 30, 2003, COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

Overview. The Company reported net income of $3.6 million or $0.43 per share, for the fiscal year ended June 30, 2003 compared with income from continuing operations of $942,000, or $0.11 per share, for the fiscal year ended June 30, 2002. Fiscal year 2003 results were negatively impacted by a $2.4 million pre-tax arbitration charge against the Company's wholly-owned subsidiary, Perceptron B.V. Discontinued operations during fiscal year 2002 represented the operating loss of the Company's FPBU which was $3.2 million, net of tax. In addition, the Company recorded an after-tax loss of $1.4 million related to the sale of FPBU in fiscal 2002. See also Note 2, "Discontinued Operations" in the Notes to the Consolidated Financial Statements. In the first quarter of fiscal year 2003, the Company's European operation implemented a new accounting system that enhanced its financial reporting capabilities. The new accounting system was better able to segregate costs between cost of sales, engineering, research and development and selling, general and administrative. For comparability purposes, fiscal year 2002 results were reclassified to conform to the fiscal year 2003 presentation. As a result, approximately $3.3 million of costs previously reported as selling, general and administrative in fiscal year 2002, were reclassified to cost of sales for $2.9 million and to engineering, research and development for $380,000.

Sales. Net sales of $54.7 million for the year ended June 30, 2003 were up $10.8 million, or 25%, compared with sales for the year ended June 30, 2002 of $43.9 million. The sales increase was primarily due to significantly higher sales of $9.8 million in the Company's Automated Systems products, which represented sales of $41.4 million in fiscal year 2003 compared to $31.6 million in fiscal year 2002. Technology Components sales increased to $9.3 million in fiscal year 2003 compared to $8.7 million in 2002. Value Added Services increased to $4.3 million in fiscal 2003 compared to $3.6 million in 2002. From a geographic perspective the increase in 2003 sales was primarily due to higher sales in Europe of $25.2 million that were up $9.3 million, or 58%, compared to fiscal year 2002. European sales benefited from the strength of the Euro that based on conversion rates in effect during fiscal 2003 generated approximately $4.1 million more in sales than the comparable rates in fiscal 2002 would have yielded. Fiscal year 2003 sales in North America increased $2.2 million and Asian sales decreased $700,000 from fiscal 2002.

The significant increase in the Automated Systems products was primarily the result of sales of the Company's AutoGauge(R) product, which had sales of $38.3 million during fiscal year 2003 compared to $28.4 million of sales during fiscal year 2002. The $9.9 million increase reflected several important new vehicle tooling programs, particularly at Volkswagen. The Company's European operation recorded AutoGauge(R) sales of approximately $20.6 million in fiscal year 2003 compared to $11.3 million in fiscal 2002.

Bookings & Backlog. New order bookings for the fiscal year ended June 30, 2003 were $57.7 million compared with $40.6 million for the fiscal year ended June 30, 2002. The bookings increase was primarily due to higher orders for the Company's Automated Systems products of $45.8 million in fiscal year 2003 compared to $28.5 million in fiscal 2002. Orders for Technology Components were $9.6 million in fiscal 2003 compared to $9.1 million in fiscal 2002. Orders for Value Added Services were $2.3 million in fiscal 2003 compared to $3.0 million in fiscal 2002. The higher bookings for Automated Systems products primarily represented higher orders for the Company's AutoGauge(R) product line of $43.2 million in fiscal 2003 compared to $25.2 million in fiscal 2002. The $18.0 million increase in AutoGauge(R) orders reflected several large new vehicle tooling programs, particularly with one significant European customer and in North America. The new order bookings, net of sales, resulted in a backlog at June 30, 2003 of $18.2 million compared to $15.2 million at June 30, 2002. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Gross Profit. Gross profit was $27.5 million, or 50.4% of sales, in the fiscal year ended June 30, 2003, as compared to $19.6 million, or 44.7% of sales, in the fiscal year ended June 30, 2002. The increase in the gross profit percentage primarily reflected the benefit from incremental gross profit of approximately $2.5 million, or 4.6% of sales, that resulted from the strong Euro when Euro denominated sales were converted to U.S. Dollars while most of the material in cost of sales was purchased from the United States under dollar denominated contracts. Fixed overhead absorption at the higher sales level also contributed to the gross profit margin percentage improvement.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses during fiscal 2003 were $12.7 million, compared with $11.7 million during fiscal 2002. The increase primarily reflected $1.2 million of accruals for reinstated Company 401K matching contributions and employee profit sharing and the impact of the strong Euro of approximately $500,000 due to higher exchange conversion rates. These increases were partially offset by cost reduction programs that were implemented in prior periods.

Engineering, Research and Development (R&D) Expenses. Engineering and R&D expenses were $6.3 million for the fiscal year ended June 30, 2003, compared with $6.6 million for fiscal 2002. The decrease in expenses reflected the benefit from manpower, contract design service, and other variable expense reductions that were implemented in prior periods. This decrease was partially offset by approximately $600,000 of accruals for reinstated Company 401K matching contributions and employee profit sharing. The Company believes that the current level of Engineering and R&D expenses will enable it to sustain support for core products and selective development of new products. The foregoing statement is a "forward-looking statements" within the meaning of the Securities Exchange Act of 1934. Actual results could differ materially from those in the forward-looking statement due to a number of uncertainties, including those described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement", below.

Restructuring Charge. There were no restructuring initiatives undertaken during fiscal year 2003. The Company recorded a restructuring charge of $251,000 in the third quarter of fiscal 2002 for estimated employee separation costs associated with a work force reduction of 22 employees at the Company's Plymouth headquarters. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal Year Ended June 30, 2002, Compared to Fiscal Year Ended June 30, 2001 -- Restructuring Charge."

Arbitration Charge. In the third quarter of fiscal year 2003 the Company recorded an arbitration charge of $2.4 million to reflect the arbitration award against the Company's wholly-owned subsidiary, Perceptron B.V. See Part 1, Item 3, "Legal Proceedings" for a discussion of the arbitration.

Interest Income/Expense, net. Net interest income was $9,000 in fiscal 2003, compared with net interest expense of $249,000 in fiscal 2002. The change reflected lower average borrowings on the Company's revolving line of credit during the first half of fiscal year 2003, the pay-off of all debt subsequent to January 2003 and interest income earned on cash balances since the debt was paid off.

Foreign Currency and Other. The foreign currency and other losses of $31,000 and $162,000 in fiscal years 2003 and 2002, respectively, were primarily the result of net foreign currency gains and losses related to the Euro, Yen and Canadian dollar.

Income Taxes. Income taxes for both fiscal 2003 and 2002 reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates. During fiscal year 2002, the Company completed an examination with the Internal Revenue Service that covered the years 1996 through 1998. The examination resulted in a net refund to the Company of approximately $429,000 and re-established tax credits that had previously been utilized. The Company established a valuation allowance for the tax credit carry forwards and other items where it was more likely than not that these items would either expire or not be deductible before the Company was able to realize their benefit. See Note 14 of Notes to Consolidated Financial Statements, "Income Taxes".

Outlook. Based on the backlog as of June 30, 2003, anticipated vehicle tooling programs being considered by customers, the forecasted timing of those programs and the absence of any anticipated large orders from a single customer such as was experienced in fiscal year 2003, the Company expects that sales in fiscal 2004 may be ten to fifteen percent below fiscal 2003. The Company implemented significant cost reduction programs during fiscal years 2001 and 2002 and plans to maintain costs at those lower levels for fiscal year 2004 as it did during fiscal 2003. Therefore, the Company expects that even at the lower sales levels currently projected for fiscal 2004, operating results will remain positive. The foregoing statements contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including those described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement", below.

  FISCAL YEAR ENDED JUNE 30, 2002, COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

Overview. The Company reported income from continuing operations of $942,000, or $0.11 per share, for the fiscal year ended June 30, 2002 compared with a loss from continuing operations of $2.5 million, or $0.31 per share, for the fiscal year ended June 30, 2001. Discontinued operations represented the operating losses of the Company's FPBU which were $3.2 million and $3.7 million for fiscal years 2002 and 2001, respectively. In addition, the Company recorded a loss of $1.4 million related to the sale of FPBU in fiscal 2002. See also Note 2, "Discontinued Operations" in the Notes to the Consolidated Financial Statements. The Company reported a net loss of $3.7 million or $0.45 per share for fiscal 2002 compared to a net loss of $7.5 million or $0.92 per share for fiscal 2001. The net loss for fiscal 2001 includes a charge to income of $1.3 million (net of income taxes of $764,000) for the cumulative effect of a change in accounting principle related to the Company's implementation of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) guidelines on revenue recognition. See also Note 3, "Change in Accounting Principle" in the Notes to the Consolidated Financial Statements. In the first quarter of fiscal year 2003, the Company's European operation implemented a new accounting system that enhanced its financial reporting capabilities. The new accounting system was better able to segregate costs between cost of sales, engineering, research and development and selling, general and administrative. For comparability purposes, results for fiscal years 2001 and 2002 were reclassified to conform to the fiscal year 2003 presentation. As a consequence, approximately $3.3 and $3.4 million of costs previously reported as selling, general and administrative in fiscal years 2002 and 2001 respectively, were reclassified to cost of sales for $2.9 and $3.0 million and to engineering, research and development for $380,000 and $347,000 in fiscal years 2002 and 2001, respectively.

Sales. Subsequent to the sale of FPBU the Company's remaining business is substantially all in the global automotive market, and its business segment is the automotive industry. Net sales of $43.9 million for the year ended June 30, 2002 were up $3.5 million, or 9%, compared with sales for the year ended June 30, 2001 of $40.4 million. Sales in the Company's Automated Systems products were $31.6 million in fiscal year 2002 compared to $32.0 million in fiscal year 2001. Technology Components sales totaled $8.7 million in fiscal year 2002 compared to $6.3 million in 2001. Value Added Services represented the balance of sales in both years totaling $3.6 million in fiscal 2002 compared to $2.1 million in 2001. From a geographic perspective fiscal year 2002 sales in North America increased $4.2 million, Asia sales increased $900,000 and European sales decreased $1.6 million over fiscal 2001 sales.

Although the Company's Automated Systems products as a group were flat year over year, the AutoGauge(R) product sales for fiscal year 2002 of $28.4 million were up $1.4 million and accounted for 65% of sales in fiscal 2002 compared with 67% of sales in fiscal 2001. Other Automated Systems products were down due to timing of orders. Technology Components sales where up $2.4 million, principally due to sales of new products such as ScanWorks(TM), which was a new component product introduced in late 2000. The fiscal 2002 growth reflected the acceptance of this product, particularly in the Japanese market.

Bookings & Backlog. New order bookings for the fiscal year ended June 30, 2002 were $40.6 million compared with $39.2 million for the fiscal year ended June 30, 2001. Fiscal 2002 bookings by product line were comparable to sales by product line. The new order bookings, net of sales, resulted in a backlog at June 30, 2002 of $15.2 million compared to $19.8 million at June 30, 2001. The June 30, 2001 backlog number was adjusted to include $2.1 million of deferred revenue that resulted from the adoption of SAB 101. See also Note 3, "Change in Accounting Principle" in the Notes to the Consolidated Financial Statements. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Gross Profit. Gross profit was $19.6 million, or 44.7% of sales, in the fiscal year ended June 30, 2002, as compared to $17.1 million, or 42.3% of sales, in the fiscal year ended June 30, 2001. The increase in the gross profit percentage primarily reflected higher margins related to a favorable product mix and reduced manufacturing labor and overhead costs that resulted from the restructuring implemented in the fourth quarter of fiscal 2001.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses during fiscal 2002 were $11.7 million, compared with $10.3 million during fiscal 2001. The increase primarily reflected higher selling expenses of approximately $700,000 related to developing the North American market for ScanWorks(TM) and in Europe related to establishing local offices in Spain and Slovakia to support new business opportunities in these countries. The cost of relocating to a new office in Munich, Germany and supporting a broader geographic base also caused SG&A to increase in Europe. In addition, legal expenses were approximately $200,000 higher, both domestically to litigate certain lawsuits and in Europe to reorganize the structure of the subsidiaries.

Engineering, Research and Development (R&D) Expenses. Engineering and R&D expenses were $6.6 million for the fiscal year ended June 30, 2002, compared with $10.4 million for fiscal 2001. Approximately $2.7 million of the decrease in expenses was related to significant reductions in personnel and engineering material costs. The balance of the decrease reflected certain reserves established in fiscal 2001 of approximately $1.1 million for inventory and capital assets related to product development projects that were put on hold and for which it was determined that no alternative uses were available.

Restructuring Charge. The Company recorded in the third quarter of fiscal 2002 a restructuring charge of $251,000 for estimated employee separation costs associated with a work force reduction of 22 employees at the Company's Plymouth headquarters. The Company expects this restructuring to reduce annual operating expenses and to position the Company to be profitable at a lower sales level. The foregoing statement is a "forward-looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statement. During the third and fourth quarters of fiscal 2001, the Company executed a restructuring plan that included a work force reduction of 34 employees and the closing of certain offices. The restructuring expense of $495,000 in fiscal 2001 was comprised of approximately $205,000 recorded during the third quarter related primarily to closing certain leased facilities and $290,000 recorded during the fourth quarter related primarily to employee separation costs.

Interest Expense, net. Net interest expense was $249,000 in fiscal 2002, compared with $349,000 in fiscal 2001. The decrease reflected lower borrowings and interest rates on the Company's revolving line of credit.

Foreign Currency and Other. The foreign currency and other losses of $162,000 and $252,000 in fiscal 2002 and 2001 respectively, were primarily the result of net foreign currency losses related to the Euro and Yen.

Income Taxes. The income tax benefit from continuing operations for both fiscal 2002 and 2001 reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates. Both periods also included tax credits associated with a dividend distribution within the Company's European Subsidiary. During fiscal year 2002, the Company completed an examination with the Internal Revenue Service that covered the years 1996 through 1998. The examination resulted in a net refund to the Company of approximately $429,000 and re-established tax credits that had previously been utilized. The Company established a valuation allowance for the tax credit carry forwards and other items where it was more likely than not that these items would either expire or not be deductible before the Company was able to realize their benefit. See Note 14 of Notes to Consolidated Financial Statements, "Income Taxes".

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $11.1 million at June 30, 2003 compared to $8.1 million at June 30, 2002. The cash increase of $3.0 million for the fiscal year ended June 30, 2003, resulted primarily from $9.8 million of cash generated from continuing operations. Cash generated was used to pay off the Company's revolving line of credit, which was $5.8 million at June 30, 2002, to pay off a long-term note payable of $1.0 million and for capital expenditures of $1.0 million.

The $9.8 million in cash provided from continuing operations was generated from decreases in net working capital of $4.0 million, income from continuing operations of $3.6 million, depreciation and amortization of $1.3 million and deferred income taxes of $1.0 million. Net working capital is defined as Changes in Assets and Liabilities, Exclusive of Changes Shown Separately on the Consolidated Statements of Cash Flow. The net working capital decrease resulted primarily from accrued expenses as follows: arbitration charge of $2.4 million, 401K matching and profit sharing of $2.8 million and increased accrued taxes of $2.5 million. Inventory reductions accounted for a $505,000 decrease in net working capital. Mitigating these decreases were net working capital uses for increased receivables from higher sales of $2.3 million and increased payments on accounts payable of $846,000. During fiscal year 2003, the Company decreased its reserve for inventory obsolescence by a net amount of $604,000, which resulted from the disposal of $804,000 of inventory that had been reserved for at June 30, 2002 and $200,000 for additional reserves for obsolescence. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During fiscal year 2003, the Company increased its reserve for allowance for doubtful accounts by a net amount of $22,000. This amount is made up of an approximately $481,000 of additional reserves for doubtful accounts and approximately $459,000 for receivables that were written off. The Company has not experienced any significant losses related to the collection of accounts receivable. The reserves and charge offs during fiscal year 2003 reflect settlement of aged accounts and small customer bankruptcies.

Financing activities during the period primarily reflected net revolving credit repayments of $5.8 million primarily as a result of $4.9 million transferred from the Company's European subsidiary and collections on receivables. In October 2002, the Company also paid off its $1.0 million long-term note payable acquired in 1998 as part of an acquisition from proceeds received under the Company's new credit facility with Comerica Bank. The long-term note payable required quarterly payments of interest at 7.5% per annum on the outstanding principal balance and was due in full on November 1, 2003 but allowed for prepayments in whole or in part at anytime without penalty.

On October 24, 2002, the Company entered into a new collateral-based Credit Agreement with Comerica Bank and terminated its previous $12.0 million collateral-based Revolving Credit Facility ("Revolver") with Bank One, N.A. The Credit Agreement provides for borrowings of up to $7.5 million and expires on November 1, 2004. Proceeds under the Credit Agreement may be used for working capital, for capital expenditures, to repay existing indebtedness owed to Bank One and to repay amounts owing under a long-term note payable acquired in 1998 as part of an acquisition. The collateral for the loan is substantially all U.S. assets of the Company. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from 1/2% below to 1/4% above the bank's prime rate (4.00% as of September 10, 2003) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 3.5% as of September 10, 2003) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily, unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $7.5 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, plus the lesser of 25% of raw material located in the United States or $2,000,000, plus the lesser of 50% of finished goods inventory or $750,000 plus $4.2 million representing 60% of the appraised value of the Company's real property located in Plymouth, Michigan. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $30.6 million as of June 30, 2003. The borrowing base at June 30, 2003 was $7.5 million with no borrowings outstanding. At June 30, 2003, the facility supported one outstanding letter of credit for $149,000.

At June 30, 2003, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros. The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2003, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 47,000 Euros.

See Item 3, "Legal Proceedings" and Note 9 to the Consolidated Financial Statements, "Contingencies", for a discussion of certain contingencies relating to the Company's liquidity, financial position and results of operations. The damage award against a wholly-owned subsidiary of the Company in the damages phase of a pending arbitration matter involving claims on which the arbitrator found in favor of Speroni, S.p.A. described in Item 3 has not been paid and is included in the Company's accrued liabilities and expenses as of June 30, 2003.

The Company expects to spend approximately $1.0 million during fiscal year 2004 for capital equipment, although there is no binding commitment to do so. The Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2004 cash flow requirements. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact. The foregoing statements are "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statement.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company's significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies". Certain of the Company's significant accounting policies are subject to judgments and uncertainties, which affect the application of these policies and require the Company to make estimates based on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. On an on-going basis, the Company evaluates its estimates and underlying assumptions. In the event estimates or underlying assumptions prove to be different from actual amounts, adjustments are made in the subsequent period to reflect more current information. The Company believes that the following significant accounting policies involve management's most difficult, subjective or complex judgments or involve the greatest uncertainty.

ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK. The Company monitors its accounts receivable and charges to expense an amount equal to its estimate of potential credit losses. The Company considers a number of factors in determining its estimates, including, the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation and the condition of the general economy and the industry as a whole. The use of different estimates for future credit losses would result in different charges to selling, general and administrative expense in each period presented and could negatively affect the Company's results of operations for the period.

INVENTORIES. Inventories are valued at the lower of cost or market; cost being determined under the first in, first out method. Provision is made to reduce inventories to net realizable value for excess and/or obsolete inventory. The Company periodically reviews its inventory levels in order to identify obsolete and slow-moving inventory. The Company estimates excess or obsolete inventory based principally upon contemplated future customer demand for the Company's products and the timing of product upgrades. The use of different assumptions in determining slow-moving and obsolete inventories would result in different charges to cost of sales in each period presented and could negatively affect the Company's results of operations for the period.

DEFERRED TAX ASSETS. Deferred income tax assets and liabilities represent the future income tax effect of temporary differences between the book and tax bases of the Company's assets and liabilities, assuming they will be realized and settled at the amounts reported in the Company's financial statements. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. This assessment includes consideration for the scheduled reversal of temporary taxable differences, projected future taxable income and the impact of tax planning. If actual long-term future taxable income is lower than the Company's estimate, the Company may be required to record material adjustments to the deferred tax assets, resulting in a charge to income in the period of determination and negatively impacting the Company's results of operations and financial position for the period.

LITIGATION AND OTHER CONTINGENCIES. The Company is subject to various legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty. The Company accrues for estimated losses if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company uses judgment and evaluates, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded. The outcome of legal proceedings is inherently uncertain and so typically a loss cannot be reasonably estimated. Accordingly, if the outcome of legal proceedings are different than is anticipated by the Company, such as was the case in fiscal year 2003 with respect to an arbitration award against the Company, described in Item 3, "Legal Proceedings" the Company would have to record a charge for the matter, generally in the full amount at which it was resolved, in the period resolved, negatively impacting the Company's results of operations and financial position for the period.

MARKET RISK INFORMATION

Perceptron's primary market risk is related to foreign exchange rates. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the U.S. The Company may from time to time have interest rate risk in connection with its borrowings.

                              FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At June 30, 2003, the Company's percentage of sales commitments in non-U.S. currencies was approximately 43.2% or $7.8 million.

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. These transactions involve the use of forward contracts. These forward contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements, because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged. The Company may use forward exchange contracts to hedge the net assets of certain of its foreign subsidiaries to offset the translation and economic exposures related to the Company's investment in these subsidiaries.

At June 30, 2003, the Company had forward exchange contracts between the United States Dollar and the Euro in the notional amount of $8.0 million. The forward exchange contracts are accounted for as cash flow hedges and have a weighted average settlement price of 1.11 Euros to the United States Dollar. The contracts outstanding at June 30, 2003 mature through June 30, 2004 and are intended to hedge the Company's investment in its German subsidiary. The Company recognized a charge of $229,000 in other comprehensive income (loss) for the unrealized change in value of these forward exchange contracts during the fiscal year ended June 30, 2003. During fiscal years 2002 and 2001, the Company did not engage in any hedging activities.


                               INTEREST RATE RISK

The Company is subject to interest rate risk in connection with any borrowings under its variable and fixed rate revolving lines of credit. The Company's exposure to interest rate risk would arise primarily from changes in the prime rate and changes in Eurodollar rates in the London interbank market. The Company would not expect its operating results or cash flows to be affected to any significant degree by a hypothetical 10 percent change in market interest rates. See Note 6 of Notes to Consolidated Financial Statements, "Short-term and Long-term Notes Payable", for a description of the Company's outstanding debt.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, see Note 12 to the Consolidated Financial Statements, "New Accounting Pronouncements".

SAFE HARBOR STATEMENT

Certain statements in Item 1, "Business", and in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2004 and future revenue, order bookings, costs and earnings level, the ability of the Company to fund its fiscal year 2004 cash flow requirements and the Company's ability to sustain engineering and research and development support for its products. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the Automotive industry's retooling programs, including the risk that the Company's customers postpone new tooling programs as a result of economic conditions or otherwise, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes and the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive industry, which has from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in this industry. The Company's expectations regarding future bookings and revenues are based upon oral discussions with customers and are subject to change based upon a wide variety of factors, including economic conditions and system implementation delays. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process.

ITEM 7A: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                               Page
                                                                                                               ----
Reports of Independent Accountants                                                                              18

Consolidated Financial Statements:

    Balance Sheets -- June 30, 2003 and 2002                                                                    20

    Statements of Income for the fiscal years ended June 30, 2003, 2002 and 2001                                21

    Statements of Cash Flows for the fiscal years ended June 30, 2003, 2002 and 2001                            22

    Statements of Shareholders' Equity for the fiscal years ended June 30, 2003, 2002 and 2001                  23

    Notes to Consolidated Financial Statements                                                                  24

                           [GRANT THORNTON LETTERHEAD]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Perceptron, Inc.

We have audited the accompanying consolidated balance sheets of Perceptron, Inc. and Subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perceptron, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/S/ Grant Thornton LLP


Southfield, Michigan
August 8, 2003

                       [PRICEWATERHOUSECOOPERS LETTERHEAD]

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Perceptron, Inc.:

In our opinion, the consolidated financial statements referred to in Item 8 present fairly, in all material respects, the results of operations and cash flows for Perceptron, Inc. and its subsidiaries ("the Company") for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, during the year ended June 30, 2001, the Company changed its method of recognizing revenue.



/S/ PricewaterhouseCoopers LLP

Detroit, Michigan
August 15, 2001 except as to Note 2 for which the date is March 15, 2002.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Per Share Amount)

AS OF JUNE 30,                                                                  2003           2002
                                                                               ------         ------

ASSETS

    CURRENT ASSETS
     Cash and cash equivalents                                                 $ 11,101      $  8,143
     Receivables:
      Billed receivables, net of allowance for doubtful accounts
         of $674 and $652, respectively                                          22,955        19,379
      Unbilled receivables                                                          732         1,433
      Other receivables                                                           1,474           687
     Inventories, net of reserves of $569 and $1,173, respectively                7,247         7,751
     Deferred taxes and other current assets                                      1,365         1,873
                                                                               --------      --------
       Total current assets                                                      44,874        39,266
                                                                               --------      --------

    PROPERTY AND EQUIPMENT
     Building and land                                                            6,004         6,004
     Machinery and equipment                                                      9,682         8,690
     Furniture and fixtures                                                       1,063         1,061
                                                                               --------      --------
                                                                                 16,749        15,755
     Less - Accumulated depreciation and amortization                            (8,459)       (7,272)
                                                                               --------      --------
       Net property and equipment                                                 8,290         8,483
                                                                               --------      --------

     Deferred tax asset                                                           6,250         6,944
                                                                               --------      --------

    TOTAL ASSETS                                                               $ 59,414      $ 54,693
                                                                               ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES
     Accounts payable                                                          $  1,754      $  2,600
     Accrued liabilities and expenses                                             5,051         3,236
     Deferred revenue                                                             1,098         1,997
     Notes payable (Note 6)                                                           -         5,833
     Accrued compensation                                                         3,707           424
     Income taxes payable                                                         2,859           352
                                                                               --------      --------
       Total current liabilities                                                 14,469        14,442
                                                                               --------      --------

    LONG-TERM NOTES PAYABLE (Note 6)                                                  -         1,040
                                                                               --------      --------
      Total liabilities                                                          14,469        15,482
                                                                               --------      --------

    SHAREHOLDERS' EQUITY
     Preferred stock -- no par value, authorized 1,000 shares, issued none            -             -
     Common stock, $0.01 par value, authorized 19,000 shares, issued
         and outstanding 8,342 and 8,232, respectively                               83            82
     Accumulated other comprehensive loss                                          (961)       (2,951)
     Additional paid-in capital                                                  41,281        41,120
     Retained earnings                                                            4,542           960
                                                                               --------      --------
       Total shareholders' equity                                                44,945        39,211
                                                                               --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 59,414      $ 54,693
                                                                               ========      ========


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)



YEARS ENDED JUNE 30,                                                 2003          2002          2001
                                                                    ------        ------        ------

NET SALES                                                          $ 54,679      $ 43,943      $ 40,430

COST OF SALES                                                        27,145        24,302        23,345
                                                                   --------      --------      --------
     GROSS PROFIT                                                    27,534        19,641        17,085
                                                                   --------      --------      --------

OPERATING EXPENSES
     Selling, general and administrative                             12,660        11,651        10,281
     Engineering, research and development                            6,326         6,569        10,355
     Restructuring charge (Note 4)                                        -           251           495
                                                                   --------      --------      --------
         Total operating expenses                                    18,986        18,471        21,131
                                                                   --------      --------      --------

     OPERATING INCOME (LOSS)                                          8,548         1,170        (4,046)
                                                                   --------      --------      --------

OTHER INCOME AND (DEDUCTIONS)
     Interest expense                                                  (149)         (522)         (568)
     Interest income                                                    158           273           219
     Arbitration charge (Note 9)                                     (2,402)            -             -
     Foreign currency and other                                         (31)         (162)         (252)
                                                                   --------      --------      --------
         Total other income (deductions)                             (2,424)         (411)         (601)
                                                                   --------      --------      --------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES          6,124           759        (4,647)

INCOME TAX EXPENSE (BENEFIT)                                          2,542          (183)       (2,098)
                                                                   --------      --------      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                              3,582           942        (2,549)
                                                                   --------      --------      --------

DISCONTINUED OPERATIONS
     Loss from Forest Products business unit, net of
       $1,038 and $1,708 of taxes, respectively (Note 2)                  -        (3,236)       (3,656)
     Loss on sale of Forest Products business unit, net of
       $678 of taxes (Note 2)                                             -        (1,408)            -
                                                                   --------      --------      --------
         Total discontinued operations                                    -        (4,644)       (3,656)
                                                                   --------      --------      --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                3,582        (3,702)       (6,205)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  NET OF $764 OF TAXES, INCLUDING $340 RELATED TO DISCONTINUED
  OPERATIONS (NOTE 3)                                                     -             -        (1,333)
                                                                   --------      --------      --------

NET INCOME (LOSS)                                                  $  3,582      $ (3,702)     $ (7,538)
                                                                   ========      ========      ========

BASIC EARNINGS (LOSS) PER COMMON SHARE
     Continuing operations                                         $   0.43      $   0.11      ($  0.31)
     Discontinued operations                                              -         (0.56)        (0.45)
     Change in accounting principle                                       -             -         (0.16)
                                                                   --------      --------      --------
     Net income (loss)                                             $   0.43      ($  0.45)     ($  0.92)
                                                                   ========      ========      ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE
     Continuing operations                                         $   0.42      $   0.11      ($  0.31)
     Discontinued operations                                              -         (0.56)        (0.45)
     Change in accounting principle                                       -             -         (0.16)
                                                                   --------      --------      --------
     Net income (loss)                                             $   0.42      ($  0.45)     ($  0.92)
                                                                   ========      ========      ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic                                                            8,284         8,209         8,178
     Dilutive effect of stock options                                   338             4             -
                                                                   --------      --------      --------
     Diluted                                                          8,622         8,213         8,178
                                                                   ========      ========      ========



The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)



YEARS ENDED JUNE 30,                                                                       2003          2002          2001
                                                                                          ------        ------        ------

CASH FLOWS FROM OPERATING ACTIVITIES
    Income (loss) from continuing operations                                             $  3,582      $    942      $ (2,549)
    Adjustments to reconcile income (loss) from continuing operations to net cash provided from (used for) operating activities:
      Cumulative effect of change in accounting principle                                       -             -          (993)
      Depreciation and amortization                                                         1,295         1,187         1,421
      Deferred income taxes                                                                 1,013        (1,646)       (4,931)
      Other                                                                                   (83)          (27)           72
      Changes in assets and liabilities, exclusive of changes shown separately              4,000         4,657         2,205
                                                                                         --------      --------      --------
         Net cash provided from (used for) operating activities                             9,807         5,113        (4,775)
                                                                                         --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Revolving credit borrowings                                                           11,121        26,684        27,060
     Revolving credit repayments                                                          (16,954)      (34,466)      (17,000)
     Repayment of long-term note payable                                                   (1,040)
     Proceeds from stock plans                                                                162            64            46
                                                                                         --------      --------      --------
         Net cash provided from (used for) financing activities                            (6,711)       (7,718)       10,106
                                                                                         --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                                  (1,019)         (771)         (837)
     Proceeds from sale of Forest Products assets (Note 2)                                      -         4,607             -
                                                                                         --------      --------      --------
         Net cash provided from (used for) investing activities                            (1,019)        3,836          (837)
                                                                                         --------      --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                  881           944          (561)
                                                                                         --------      --------      --------

NET CASH USED FOR DISCONTINUED OPERATIONS                                                       -          (712)       (3,200)
                                                                                         --------      --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   2,958         1,463           733
CASH AND CASH EQUIVALENTS, JULY 1                                                           8,143         6,680         5,947
                                                                                         --------      --------      --------
CASH AND CASH EQUIVALENTS, JUNE 30                                                       $ 11,101      $  8,143      $  6,680
                                                                                         ========      ========      ========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
     Receivables, net                                                                    $ (2,324)     $  1,432      $  5,078
     Inventories                                                                              505         5,501        (3,163)
     Accounts payable                                                                        (846)       (2,462)        1,113
     Other current assets and liabilities                                                   6,665           186          (823)
                                                                                         --------      --------      --------
                                                                                         $  4,000      $  4,657      $  2,205
                                                                                         ========      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the year for interest                                              $    201      $    826      $    714
     Cash paid during the year for income taxes                                               856           140           230



The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In Thousands)




                                                                     ACCUMULATED
                                                                        OTHER         ADDITIONAL   RETAINED      TOTAL
                                                 COMMON STOCK       COMPREHENSIVE       PAID-IN    EARNINGS   SHAREHOLDERS'
                                               SHARES     AMOUNT    INCOME (LOSS)       CAPITAL    (DEFICIT)     EQUITY
                                               -----------------    -------------     ----------   --------   ------------

BALANCES, JUNE 30, 2000                         8,170       $82       $ (3,723)         $41,010     $12,200     $49,569


Comprehensive income (loss)
  Net loss                                                                                           (7,538)     (7,538)
  Other comprehensive income
    Foreign currency translation adjustments                            (1,782)                                  (1,782)
                                                                                                                -------
  Total comprehensive income (loss)                                                                              (9,320)
                                                                                                                -------

Stock plans                                        15         -                              46                      46

                                               ------------------------------------------------------------------------
BALANCES, JUNE 30, 2001                        $8,185       $82       $ (5,505)         $41,056     $ 4,662     $40,295
                                               ========================================================================


Comprehensive income (loss)
  Net loss                                                                                           (3,702)     (3,702)
  Other comprehensive income
    Foreign currency translation adjustments                             2,554                                    2,554
                                                                                                                -------
  Total comprehensive income (loss)                                                                              (1,148)
                                                                                                                -------

Stock plans                                        47         -                              64                      64

                                               ------------------------------------------------------------------------
BALANCES, JUNE 30, 2002                        $8,232       $82       $ (2,951)         $41,120     $   960     $39,211
                                               ========================================================================


Comprehensive income (loss)
  Net income                                                                                          3,582       3,582
  Other comprehensive income
    Foreign currency translation adjustments                             2,219                                    2,219
    Hedging                                                               (229)                                    (229)
                                                                                                                -------
  Total comprehensive income (loss)                                                                               5,572
                                                                                                                -------
Stock plans                                       110         1                             161                     162

                                               ------------------------------------------------------------------------
BALANCES, JUNE 30, 2003                        $8,342       $83       $   (961)         $41,281     $ 4,542     $44,945
                                               ========================================================================


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

Perceptron, Inc. and its wholly-owned subsidiaries (collectively, the "Company") are involved in the design, development, manufacture, and marketing of information-based measurement and inspection solutions for process improvements primarily for the automotive industry.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

On March 15, 2002, the Company sold substantially all of the assets of its Forest Products business unit. See also Note 2, "Discontinued Operations". Accordingly, historical financial information included in the 2003 Form 10-K for prior periods has been restated to present the Forest Products business unit as a discontinued operation.

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

REVENUE RECOGNITION

Revenue related to products is recognized upon shipment when title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. For multiple element arrangements, the Company defers the greater of the fair value of any undelivered elements of the contract, such as installation services, or the portion of the sales price of the contract that is not payable until the undelivered elements are completed. See also Note 3, "Change in Accounting Principle".

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

DEFERRED INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the effects of operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or future deductibility is uncertain.

EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options and warrants, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive.

Options to purchase 1,052,000, 1,749,000, and 1,426,000 shares of common stock were outstanding in the fiscal years ended June 30, 2003, 2002 and 2001, respectively, and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Fair value approximates carrying value because of the short maturity of the cash equivalents. Those with a greater life are recorded as marketable securities.

ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company markets and sells its products primarily to automotive assembly companies and to system integrators or original equipment manufacturers ("OEMs"), that in turn sell to automotive assembly companies. The Company's accounts receivable are principally from a small number of large customers. The Company performs ongoing credit evaluations of its customers. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. To date, the Company has not experienced any significant losses related to the collection of accounts receivable. Changes in the Company's allowance for doubtful accounts are as follows (in thousands):


                                                     BEGINNING          COSTS AND        LESS             ENDING
                                                      BALANCE            EXPENSES     CHARGE-OFFS         BALANCE
                                                     ---------          ---------     -----------         -------

Fiscal year ended June 30, 2002                       $    734           $   189        $    271          $    652

Fiscal year ended June 30, 2003                       $    652           $   481        $    459          $    674

PROPERTY AND EQUIPMENT

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

                                                         AT JUNE 30,
                                                  ------------------------
                                                   2003              2002
                                                  ------            ------

                Component parts                   $3,525            $4,190
                Work in process                      954               851
                Finished goods                     2,768             2,710
                                                  ------            ------
                Total                             $7,247            $7,751
                                                  ======            ======


Changes in the Company's reserves for obsolescence are as follows (in thousands):

                                                       BEGINNING          COSTS AND         LESS            ENDING
                                                        BALANCE            EXPENSES      CHARGE-OFFS        BALANCE
                                                       ---------          ---------      -----------        -------

Fiscal year ended June 30, 2002                        $   2,038           $    750       $   1,615         $  1,173

Fiscal year ended June 30, 2003                        $   1,173           $    200       $     804         $    569

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

FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, which include cash, accounts receivable, accounts payable, forward exchange contracts and amounts due to banks or other lenders, approximate their fair values at June 30, 2003 and 2002. Fair values have been determined through information obtained from market sources and management estimates.

In the normal course of business, the Company may employ forward exchange contracts to manage its exposure to fluctuations in foreign currency exchange rates. Forward contracts for forecasted transactions are designated as cash flow hedges and recorded as assets or liabilities on the balance sheet at their fair value. Changes in the contract's fair value are recognized in accumulated other comprehensive income until they are recognized in earnings at the time the forecasted transaction occurs. If the forecasted transaction does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge is recognized in earnings at that time. The Company does not enter into any derivative transactions for speculative purposes.

WARRANTY

Automotive industry systems carry a three-year warranty for parts and a one-year warranty for labor and travel related to warranty. Components sales to the Forest Products industry carry a three-year warranty for TriCam(R) sensors and a one-year warranty for LASAR(R) scanners. Component sales of ScanWorks(TM) and ScanWorks(TM) ToolKit have a one-year warranty for parts; sales of NCA products have a two-year warranty for parts. The Company provides a reserve for warranty based on its experience. Factors affecting the Company's warranty liability include the number of units in service and historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. If a special circumstance arises requiring a higher level of warranty, the Company would make a special warranty provision commensurate with the facts.

STOCK-BASED EMPLOYEE COMPENSATION

The Company has two employee stock option plans, which are described more fully in Note 13. The Company applies APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. Accordingly, compensation cost for stock options has been recognized under the provisions of APB 25. The following table illustrates the pro forma effect on net income and earnings per share for the periods indicated if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", to its employee stock option plans using the assumptions described in Note 13 (in thousands except per share amounts):

                                          2003          2002           2001
                                       -----------   -----------    -----------
Net income (loss)
     As reported                        $   3,582     $  (3,702)     $  (7,538)
     Pro forma                          $   3,234     $  (4,230)     $  (8,447)

Earnings (loss) per share - basic
     As reported                        $    0.43     $   (0.45)     $   (0.92)
     Pro forma                          $    0.39     $   (0.52)     $   (1.03)

Earnings (loss) per share - diluted
     As reported                        $    0.42     $   (0.45)     $   (0.92)
     Pro forma                          $    0.38     $   (0.52)     $   (1.03)

2.       DISCONTINUED OPERATIONS

On March 15, 2002, the Company sold substantially all of the assets of its Forest Products business unit for $4.6 million in cash at closing and a promissory note for approximately $343,000. The purchaser also assumed certain liabilities of the Forest Products business unit. The historical operations of the Forest Products business unit have been reported separately as a component of discontinued operations. During the fiscal years ended June 30, 2002 and 2001 the Forest Products business unit had sales of $4.4 million and $10.3 million, respectively. Corporate interest expense has been allocated to discontinued operations based on the ratio of the net assets of the Forest Products business unit to the consolidated net assets of the Company plus consolidated debt, excluding the net assets of the

European subsidiaries. The European subsidiaries were excluded because they were cash flow positive and did not directly use the proceeds from the debt outstanding during the periods covered by the financial statements. The interest allocation had the effect of increasing the net loss from discontinued operations for the fiscal years ended June 30, 2002 and 2001 by $73,000 and $132,000, respectively.

3.       CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, the Company recognized revenue from the sales of products upon shipment, and accrued for any costs of installation not completed. The Company accounted for contractual acceptance terms based upon probable achievement of meeting the acceptance criteria. Under the new accounting method adopted retroactive to July 1, 2000, the Company recognizes the portion of revenue from the sales of products upon shipment when both title and risk of loss pass to the customer and defers the greater of the fair value or the contractual holdback of any undelivered elements, such as installation services, until the undelivered elements are completed. During the fourth quarter of fiscal 2001, the Company implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of July 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $1.3 million (net of income taxes of $764,000) or $.16 per diluted share, which has been included in income for the fiscal year ending June 30, 2001. The portion of the cumulative effect related to discontinued operations was $340,000. For the fiscal year ending June 30, 2001, the Company recognized $2.1 million in revenue ($1.7 million from continuing operations and $0.4 million from discontinued operations) that is included in the cumulative effect adjustment as of July 1, 2000. Implementing SAB 101 also had the effect of deferring sales of $1.9 million ($1.6 million from continuing operations and $0.3 million from discontinued operations) that historically would have been recorded in fiscal 2001. The overall impact of SAB 101 on income before the cumulative effect of the accounting change for fiscal 2001 was a decrease of $192,000.

4.       RESTRUCTURING CHARGE

In fiscal 2002, the Company recorded a $251,000 restructuring charge during the third quarter for the estimated separation costs associated with a work force reduction of 22 employees at the Company's Plymouth headquarters. At June 30, 2003, the balance of the restructuring reserve was $78,000. In fiscal 2001, the Company recorded a $2.2 million restructuring charge, of which $1.6 million was related to continuing operations and approximately $605,000 related to the discontinued operations of the Forest Products business unit. Approximately $1.1 million of the continuing operations charge was recorded to engineering, research and development and related to a reserve for write-offs of inventory and capital assets that were purchased to support product development projects that were either stopped or put on hold and for which it was determined that alternative uses were no longer available. The balance totaling $495,000 was recorded as a restructuring charge, of which approximately 60% represented accrued separation costs for 34 employees and 40% related primarily to closing leased facilities. Of the $605,000 charged to discontinued operations, approximately 43% related to accrued separation costs for 25 employees, 33% related to write-offs of product development inventory and approximately 24% related to closing a leased facility. At June 30, 2002, there was no balance left in the restructuring reserve established in fiscal 2001.

5.       LEASES

The following is a summary, as of June 30, 2003, of the future minimum annual lease payments required under the Company's operating leases having initial or remaining non-cancelable terms in excess of one year:

         YEAR                  MINIMUM RENTALS  SUBLEASE RENTALS       TOTAL
         ----                  ---------------  ----------------       -----
         2004                    $  750,083       $ (100,450)       $  649,633
         2005                       585,479         (104,550)          480,929
         2006                       279,671                -           279,671
         2007                        52,430                -            52,430
         2008 and beyond              8,330                -             8,330
                                 ----------       ----------        ----------

Total minimum lease payments     $1,675,993       $ (205,000)       $1,470,993
                                 ==========       ==========        ==========

Rental expenses for operating leases in the fiscal years ended June 30, 2003, 2002 and 2001 were $1,097,000, 1,201,000, and $946,000, respectively.

6.       SHORT-TERM AND LONG-TERM NOTES PAYABLE

On October 24, 2002, the Company entered into a new collateral-based Credit Agreement with Comerica Bank and terminated its previous $12.0 million collateral-based Revolving Credit Facility ("Revolver") with Bank One, N.A. The Credit Agreement provides for borrowings of up to $7.5 million and expires on November 1, 2004. Proceeds under the Credit Agreement may be used for working capital, for capital expenditures, to repay existing indebtedness owed to

Bank One and to repay amounts owing under a long-term note payable acquired in 1998 as part of an acquisition. The collateral for the loan is substantially all U.S. assets of the Company. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from 1/2% below to 1/4% above the bank's prime rate (4.00% as of September 10, 2003) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 3.5% as of September 10, 2003) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily, unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $7.5 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, plus the lesser of 25% of raw material located in the United States or $2,000,000, plus the lesser of 50% of finished goods inventory or $750,000 plus $4.2 million representing 60% of the appraised value of the Company's real property located in Plymouth, Michigan. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $30.6 million as of June 30, 2003. The borrowing base at June 30, 2003 was $7.5 million with no borrowings outstanding. At June 30, 2003, the facility supported one outstanding letter of credit for $149,000.

At June 30, 2003, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros. The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2003, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 47,000 Euros.

In October 2002, the Company paid off its $1,040,000 long-term note payable from proceeds received under the Company's new credit facility with Comerica Bank. The note payable required quarterly payments of interest at 7.5% per annum on the outstanding principal balance and was due in full on November 1, 2003 but allowed for prepayments in whole or in part at anytime without penalty.

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

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. These transactions involve the use of forward contracts, typically mature within one year and are designed to hedge anticipated foreign currency transactions. The Company may use forward exchange contracts to hedge the net assets of certain foreign subsidiaries to offset the translation and economic exposures related to the Company's investment in these subsidiaries. Changes in the fair value of these contracts are included in other comprehensive income until they are recognized in earnings at the time the forecasted transaction occurs.

At June 30, 2003, the Company had forward exchange contracts between the United States Dollar and the Euro in the notional amount of $8.0 million. The hedges are accounted for as cash flow hedges and have a weighted average settlement price of 1.11 Euros to the United States Dollar. The contracts outstanding at June 30, 2003, mature through June 30, 2004 and are intended to hedge the Company's investment in its German subsidiary. The Company recognized a charge of $229,000 in other comprehensive income (loss) for the unrealized change in value of these forward exchange contracts during the fiscal year ended June 30, 2003. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged. During fiscal years 2002 and 2001, the Company did not engage in any hedging activities.

8.       INFORMATION ABOUT MAJOR CUSTOMERS

The Company sells its products directly to both domestic and international automotive assembly companies. The Company's products are typically purchased for installation in connection with new model re-tooling programs undertaken by these companies. Because sales are dependent on the timing of customers' re-tooling programs, sales by customer vary significantly from year to year, as do the Company's largest customers. For the fiscal years ended June 30, 2003, 2002 and 2001, approximately 33%, 44% and 35%, respectively, of total revenues from continuing operations were derived from the Company's four largest automotive customers (General Motors, Ford, DaimlerChrysler and Volkswagen). The Company also sells to system integrators or OEMs, who in turn sell to these same automotive companies. For the fiscal years ended June 30, 2003, 2002 and 2001, approximately, 22%, 19% and 20%, respectively, of net sales from continuing operations, were to system integrators and OEMs for the benefit of the same four automotive companies. These numbers reflect consolidations that have occurred within the Company's four largest automotive customers. During the fiscal year ended June 30, 2003, sales to Volkswagen were 11.6% of the Company's total net sales from continuing operations. At June 30, 2003, accounts receivable from Volkswagen totaled approximately $3.3 million.

9.       CONTINGENCIES

On September 25, 1998, the United States District Court for the Eastern District of Michigan dismissed, with prejudice, a suit filed against the Company by Speroni, S.p.A. ("Speroni") which alleged tortious interference in conjunction with exclusive distributorship contracts covering the sale of the P-1000(TM) products in Italy and France between Perceptron B.V., a wholly-owned subsidiary of the Company, and Speroni. Speroni's appeal of the dismissal was denied by the Federal Court of Appeals. Perceptron B.V. terminated the exclusive distributorship contracts in 1997 for breach of contract by Speroni and sought arbitration of this matter with the International Chamber of Commerce International Court of Arbitration ("ICC"), to confirm the terminations and to award damages. Speroni filed counterclaims with the ICC alleging breach of the exclusive distributorship contracts and seeking damages of $6.5 million. On February 12, 2001, the arbitrator determined that 1) Speroni breached its duty to properly inform Perceptron B.V., but did not act in bad faith, and so Perceptron B.V. did not satisfy the conditions required under French law and Italian law to rightfully terminate the distributorship agreements without prior notice; and 2) Perceptron B.V. did not breach its agreements with Speroni by providing certain information to a customer of both Perceptron B.V. and Speroni and by submitting a bid to a customer of both Perceptron B.V. and Speroni outside of Speroni's territories, but did not act in good faith in not informing Speroni of these activities. On February 15, 2003, the French arbitrator awarded damages in the amount of $2.4 million to Speroni and against Perceptron B.V. Interest continues to accrue on the award at the rate of 5% per annum from that date until paid. On July 21, 2003, Perceptron B.V.'s application for correction/clarification of the arbitrator's award was denied. The Company is considering an appeal to the arbitrator's decision in the French and Dutch courts. There can be no assurance as to the outcome of an appeal of this matter if undertaken.

The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $4.9 million using a June 30, 2003 exchange rate. The Company intends to vigorously defend GDS' claims.

The Company is a party to a suit filed by MERILab, Inc. ("MERILab") in the United States District Court for the District of Colorado and served on the Company on May 9, 2003. The suit seeks a declaratory judgment that three of the Company's patents are invalid and void, that MERILab's products and conduct do not infringe on the three patents and that MERILab has a license to practice two of the three patents. The suit also seeks damages from the Company for an alleged breach of an alleged contractual obligation in connection with an alleged failure by the Company to sell the Company's products to MERILab. The Company intends to vigorously defend against MERILab's claims.

On December 11, 1998, a jury in a civil case in the United States District Court for the Eastern District of Michigan returned a favorable judgment for the Company and awarded damages of over $732,000 against Sensor Adaptive Machines, Inc. ("SAMI"), currently a wholly-owned subsidiary of LMI Technologies, Inc. ("LMI"). The suit, filed by the Company in June 1996, charged SAMI with violation of a covenant not to compete. SAMI filed counterclaims against the Company alleging, in part, that the Company was engaged in unlawful monopolization and tortious interference with business practice and sought damages. In response to a motion for summary disposition filed by the Company, the counterclaim for unlawful monopolization was dismissed by the court in June 1998. In December 1998, the jury returned a verdict in favor of Perceptron and against SAMI in the amount of $732,000 and also found that SAMI's remaining counterclaims were without merit. On March 4, 1999, the Company's motion for interest was granted. SAMI's appeal of the judgment including the counterclaims against the Company was denied by the U.S. Court of Appeals for the Sixth Circuit. The Company has instituted legal action against SAMI to collect the judgment as described below. SAMI is currently subject to bankruptcy proceedings in Canada.

On May 10, 2002, the Company commenced an action against LMI (including Diffracto Limited, which amalgamated with LMI on December 31, 1999) and SAMI in the Ontario Superior Court of Justice-Commercial List. By amended statement of claim issued on March 26, 2003, the Company added two principals of LMI, Leonard Metcalfe and Neil Hummel, as defendants. In brief, the Company alleges that upon issuance of the United States District Court judgment described above against SAMI in December 1998, LMI caused SAMI (a subsidiary of LMI at that time) to transfer all or substantially all of its assets to LMI and Diffracto (which was also controlled by LMI) for no consideration, or consideration that was less than the fair market value of the transferred assets. Such assets included, among other things, the intellectual property at issue in the litigation that has subsequently been instituted by LMI, described below. As a consequence, SAMI was left unable to pay its creditors, including the Company. In this context, the Company alleges that in causing SAMI and LMI to act in the manner described above, Metcalfe and Hummel acted in a manner which was oppressive to the reasonable expectations and interests of the Company, and thus are jointly and severally liable with LMI to the Company. In this action the Company seeks an order reversing specific transactions by which assets were transferred or diverted to LMI and Diffracto, as well as an order requiring the defendants to repay various funds that they received as a result of such transfers of assets. The trial of this action is currently scheduled to commence in February 2004.

On February 21, 2003, the Company filed suit against LMI with a complaint charging willful infringement by LMI of three of the Company's sensor calibration and alignment patents. The suit is pending in the United States District Court for the Eastern District of Michigan. The Company seeks injunctive relief enjoining LMI from manufacturing and selling products that infringe the Company's patents and treble damages.

The Company is a party to a suit filed by LMI on or about May 30, 2003 in the United States District Court for the Eastern District of Michigan against the Company and USNR. The suit alleges that the Company and USNR have willfully infringed and are inducing others to infringe 40 patents purportedly owned by LMI and received from SAMI as discussed above. LMI seeks injunctive relief enjoining the Company and USNR from manufacturing and selling products that infringe such patents and treble damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR.

The Company intends to vigorously pursue its claims against SAMI and LMI and to defend LMI's claims against the Company.

The Company has been informed that certain of its customers have received allegations of possible patent infringement involving processes and methods used in the Company's products. Certain of these customers, including one customer who was a party to a patent infringement suit relating to this matter, have settled such claims. Management believes that the processes used in the Company's products were independently developed without utilizing any previously patented process or technology. Because of the uncertainty surrounding the nature of any possible infringement and the validity of any such claim or any possible customer claim for indemnity relating to claims against the Company's customers, it is not possible to estimate the ultimate effect, if any, of this matter on the Company's financial statements.

The Company may, from time to time, be subject to other claims and suits in the ordinary course of its business. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. Since the outcome of litigation is subject to significant uncertainty, changes in these factors could materially impact the Company's financial position or results of operations.

10.      401(k) PLAN

The Company has a 401(k) tax deferred savings plan that covers all eligible employees. The Company may make discretionary contributions to the plan. The Company's contributions related to continuing operations during the fiscal years ended June 30, 2003, 2002 and 2001, were $324,843, $0 and $251,349, respectively.

11.      EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees may purchase shares of the Company's common stock at 85% of its market value at the beginning of the six-month election period. Purchases are limited to 10% of an employee's eligible compensation and the shares purchased are restricted from being sold for one year from the purchase date. At June 30, 2003, 95,135 shares remained available under the Plan. During fiscal years 2003, 2002 and 2001, 35,050, 12,312 and 2,793 shares, respectively, were issued to employees. The average purchase price per share was $1.20, $1.30 and $3.35 in fiscal years 2003, 2002 and 2001, respectively. No compensation expense is recognized for the difference in the price paid by employees and the fair market value of the Company's common stock.

12.      NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports for interim periods beginning after December 15, 2002. The Company did not adopt SFAS 123 and at this time, does not plan to adopt the fair value based method of accounting for stock-based employee compensation. The Company is required to disclose stock-based compensation information in its footnotes as if SFAS 123 had been adopted. SFAS 148 amends the disclosure requirements of SFAS No. 123 and these disclosure requirements have been included in the accompanying financial statements. See Note 1, "Summary of Significant Accounting Policies" and Note 13, "Stock Option Plans", of the Notes to Consolidated Financial Statements,

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. At June 30, 2003, the Company had no guarantees and does not anticipate that FIN 45 will have a material effect on its consolidated financial position or statement of operations.

In January 2003, the FASB issued Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company currently has no variable interest entities and does not anticipate that FIN 46 will have a material effect on its consolidated financial position or statement of operations.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables". The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company believes its current revenue recognition policy is in compliance with EITF 00-21 and therefore the adoption of EITF 00-21 will not have a material effect on its consolidated financial position or statement of operations.

In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor". EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

In April 2003, the FASB issued Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. Management does not believe the adoption of this statement will have a material effect on the Company's financial position.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of this statement will have a material effect on the Company's financial position.

13.      STOCK OPTION PLANS

The Company maintains 1992 and 1998 Stock Option Plans covering substantially all company employees and certain other key persons and a Directors Stock Option Plan covering all non-employee directors. The 1992 and Directors Plans are administered by a committee of the Board of Directors. The 1998 Plan is administered by the President of the Company. Activity under these Plans is shown in the following table:

                                           FISCAL YEAR 2003           FISCAL YEAR 2002          FISCAL YEAR 2001
                                        -----------------------   ------------------------   -----------------------
                                                       Weighted                   Weighted                  Weighted
                                                       Average                    Average                   Average
                                                       Exercise                   Exercise                  Exercise
                                         Shares          Price      Shares          Price      Shares         Price
                                       ----------       -------   ----------       -------   ----------      -------
Shares subject to option
Outstanding at beginning of period      2,012,707      $    8.26   1,926,649      $    9.48   1,345,258      $   14.77
New grants (based on fair value of
  common stock at dates of grant)         305,600      $    1.77     415,425      $    1.25     835,916      $    1.80
Exercised                                 (35,535)     $    1.74           -              -           -              -
Terminated and expired                   (106,486)     $   10.47    (329,367)     $    6.29    (254,525)     $   12.07
Outstanding at end of period            2,176,286      $    7.37   2,012,707      $    8.26   1,926,649      $    9.48
Exercisable at end of period            1,285,227      $   11.29   1,063,301      $   13.83     799,726      $   17.98


The following table summarizes information about stock options at June 30, 2003:


                                         OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                           --------------------------------------------------   -------------------------------

                                          WEIGHTED AVERAGE
      RANGE OF                               REMAINING       WEIGHTED AVERAGE                  WEIGHTED AVERAGE
  EXERCISE PRICES          SHARES         CONTRACTUAL LIFE    EXERCISE PRICE        SHARES      EXERCISE PRICE
  ---------------          ------         ----------------   ----------------       ------     ----------------

 $  0.91 to  $ 1.53         961,623             7.98            $    1.40          325,223         $   1.45
 $  1.72 to  $ 4.65         548,711             7.28                 3.19          294,552             3.74
 $  5.00 to  $26.55         571,702             3.69                17.60          571,202            17.61
 $ 27.39 to  $33.96          94,250             3.38                30.47           94,250            30.47
 ------------------       ---------             ----            ---------        ---------         --------
 $  0.91 to  $33.96       2,176,286             6.48            $    7.37        1,285,227         $  11.29
 ===================      =========             ====            =========        =========         ========

Option prices for options granted under these plans must not be less than fair market value of the Company's stock on the date of grant. At June 30, 2003, options covering 1,285,227 shares were exercisable and options covering 955,028 shares were available for future grants under these plans.

Options outstanding under the 1992 and 1998 Stock Option Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. Options outstanding under the Directors Stock Option Plan are either an initial option or an annual option. Initial options of 15,000 shares are granted as of the date the non-employee director is first elected to the Board of Directors and become exercisable in full on the first anniversary of the date of grant. Annual options of 3,000 shares are granted as of the date of the respective annual meeting to each non-employee director serving at least six months prior to the annual meeting and become exercisable in three annual increments of 33 1/3% after the date of grant. Options under the Directors Stock Option Plan expire ten years from the date of grant.

The estimated fair value as of the date options were granted during the fiscal years ended June 30, 2003, 2002 and 2001, using the Black-Scholes option-pricing model, was as follows:

                                                          2003         2002        2001
                                                         -------     -------     --------
Weighted average estimated fair value per share of
     options granted during the year                     $  1.23     $  0.93     $   1.28
Assumptions:
     Amortized dividend yield                                  -           -            -
     Common stock price volatility                         85.56%      80.76%      121.36%
     Risk free rate of return                               3.00%       4.38%        4.63%
     Expected option term (in years)                           5           5            5

14.      INCOME TAXES

Income from continuing operations before income taxes for U.S. and foreign operations was as follows (in thousands):

                2003        2002         2001
               -------     -------      -------
   U.S.        $ 3,868     $  (614)     $(6,609)
   Foreign       2,256       1,373        1,962
               -------     -------      -------
   Total       $ 6,124     $   759      $(4,647)
               =======     =======      =======


The income tax provision (benefit) reflected in the statement of income consists of the following (in thousands):


                                    2003         2002         2001
                                   -------      -------      -------
   Current provision (benefit):
       U.S. Federal                $     -      $     -      $     -
       Foreign                       1,529           75          (20)
   Deferred taxes
       U.S                           1,312         (258)      (2,078)
       Foreign                        (299)           -            -
                                   -------      -------      -------
   Total provision (benefit)       $ 2,542      $  (183)     $(2,098)
                                   =======      =======      =======


The Company's deferred tax assets are substantially represented by the tax benefit of net operating losses and the tax benefit of future deductions represented by reserves for bad debts, warranty expenses and inventory obsolescence and tax credit carry forwards. During fiscal year 2002, the Company completed an examination with the Internal Revenue Service that covered the years 1996 through 1998. The examination resulted in a net refund to the Company of approximately $429,000 and re-established tax credits that had previously been utilized. The Company established a valuation allowance for the tax credit carry forwards and other items where it was more likely than not that these items would expire or not be deductible before the Company was able to realize their benefit. The components of deferred tax assets were as follows (in thousands):


                                                                          2003           2002           2001
                                                                        --------       --------       --------
     Benefit of net operating losses                                    $  6,925       $  8,126       $  6,831
     Tax credit carry forwards                                             2,588          2,382              -
     Other, principally reserves                                           2,487          2,348            825
                                                                        --------       --------       --------
     Deferred tax asset                                                   12,000         12,856          7,656
     Valuation allowance                                                  (4,524)        (4,412)             -
                                                                        --------       --------       --------

     Net deferred tax asset                                             $  7,476       $  8,444       $  7,656
                                                                        ========       ========       ========

     Rate reconciliation:
     Provision at U.S. statutory rate                                       34.0 %         34.0 %        (34.0)%
     Net effect of taxes on foreign activities                               7.5 %        (52.0)%         (4.0)%
     State taxes and other, net                                             (0.5)%         (6.0)%            -
     Adjustment of federal income taxes provided for in prior years         (1.3)%        492.0 %            -
     Valuation allowance                                                     1.8 %       (492.0)%            -
                                                                        --------       --------       --------
     Effective tax rate                                                     41.5 %        (24.0)%        (38.0)%
                                                                        ========       ========       ========


No provision was made with respect to retained earnings as of June 30, 2003 that have been retained for use by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings. At June 30, 2003, the Company had net operating loss carry forwards for Federal income tax purposes of $20.4 million that expire in the years 2020 through 2023 and tax credit carry forwards of $2,588,000 that expire in the years 2007 through 2017.

15.      GEOGRAPHIC INFORMATION

The Company's business is substantially all in the global automotive market and its business segment is the automotive industry. The Company primarily accounts for geographic sales and transfers based on cost plus a transfer fee and/or royalty fees. The Company operates in two primary geographic areas: Domestic (United States) and International (primarily Europe, with limited operations in Canada, Asia and South America).

 GEOGRAPHICAL REGIONS (000'S)         DOMESTIC          INTERNATIONAL(1)      CONSOLIDATED
                                      --------          -------------         ------------


FISCAL YEAR ENDED JUNE 30, 2003
Net external sales                     $27,112              $27,567              $54,679
Identifiable assets                     31,912               27,502               59,414

FISCAL YEAR ENDED JUNE 30, 2002
Net external sales                     $24,911              $19,032              $43,943
Identifiable assets                     31,463               23,230               54,693

FISCAL YEAR ENDED JUNE 30, 2001
Net external sales                     $20,710              $19,720              $40,430
Identifiable assets                     42,819               23,428               66,247


(1) The Company's German subsidiary had net external sales of $25.3 million, $10.4 million and $13.2 million in the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Total assets of the Company's German subsidiary were $21.0 million, $10.8 million and $14.9 million as of June 30, 2003, 2002 and 2001, respectively.


16.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data for the fiscal years ended June 30, 2003 and 2002, are as follows (in thousands, except per share amounts):

                                                                        QUARTER ENDED
                                                 ------------------------------------------------------------

FISCAL YEAR 2003                                 09/30/02         12/31/02         03/31/03          06/30/03
                                                 --------         --------         --------          --------

Net sales                                        $ 10,777         $ 12,751         $ 15,967         $   15,184
Gross profit                                        4,696            6,810            9,290              6,738
Net income                                            287            1,135              809(1)           1,351
Earnings per share
      Basic                                          0.03             0.14             0.10               0.16
      Diluted                                        0.03             0.14             0.09               0.15


FISCAL YEAR 2002 (2)                             09/30/01         12/31/01         03/31/02          06/30/02
                                                 --------         --------         --------         ----------

Net sales                                        $ 10,431         $ 13,123         $  9,846         $   10,543
Gross profit                                        4,589            6,138            4,186              4,728
Income (loss) from continuing operations              168              711             (220)               283
Loss from discontinued operations                  (1,479)            (471)          (2,694)                 -
Net income (loss)                                  (1,311)             240           (2,914)(3)            283
Earnings (loss) per share from continuing
  operations
      Basic                                          0.02             0.09            (0.03)              0.03
      Diluted                                        0.02             0.09            (0.03)              0.03
Earnings (loss) per share
      Basic                                         (0.16)            0.03            (0.35)              0.03
      Diluted                                       (0.16)            0.03            (0.35)              0.03

1. In the third quarter of fiscal 2003, the Company recorded an arbitration charge of $2.4 million (see Note 9).

2. During the third quarter of fiscal 2002, the Company sold substantially all of the assets of its Forest Products business unit (see Note 2). Prior quarters have been restated to reflect the operations of the Forest Products business unit as discontinued.

3. In the third quarter of fiscal 2002, the Company recorded a restructuring charge of $251,000 (see Note 4).

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No response to Item 9 is required.

ITEM 9A: CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the Securities and Exchange Commission's ("SEC") filing deadlines for these reports specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.



                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions "Matters to Come before the Meeting -- Proposal 1: Election of Directors", "Further Information -- Executive Officers" and "Further Information -- Share Ownership of Management and Certain Shareholders -- Beneficial Ownership by Directors and Executive Officers" and "Further Information -- Share Ownership of Management and Certain Shareholders -- Section 16 (a) Beneficial Ownership Reporting Compliance" of the registrant's proxy statement for 2003 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

The information contained under the caption "Further Information -- Compensation of Directors and Executive Officers" of the Proxy Statement is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions "Further Information -- Share Ownership of Management and Certain Shareholders -- Principal Shareholders", "Further Information -- Share Ownership of Management and Certain Shareholders -- Beneficial Ownership by Directors and Executive Officers", and "Further Information -- Compensation of Directors and Executive Officers -- Termination of Employment and Change of Control Arrangements" of the Proxy Statement is incorporated herein by reference.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans as of June 30, 2003, including the 1992 Stock Option Plan, the Directors Stock Option Plan, the 1998 Global Team Member Stock Option Plan and the Employee Stock Purchase Plan (together, the "Option Plans"):

                                                                                                NUMBER OF SECURITIES
                                            NUMBER OF SECURITIES     WEIGHTED-AVERAGE         REMAINING AVAILABLE FOR
                                             TO BE ISSUED UPON       EXERCISE PRICE OF          FUTURE ISSUANCE UNDER
                                                EXERCISE OF             OUTSTANDING           EQUITY COMPENSATION PLANS
                                            OUTSTANDING OPTIONS,     OPTIONS, WARRANTS          (EXCLUDING SECURITIES
        PLAN CATEGORY                       WARRANTS AND RIGHTS          AND RIGHTS            REFLECTED IN COLUMN (a))
        -------------                       -------------------          ----------            ------------------------
                                                    (a)                      (b)                          (c)

Equity compensation plans approved
by shareholders:
1992 Plan                                        1,243,881                  $ 9.41                      507,468
Directors Stock Option Plan                        191,500 (1)               12.45                      104,000
Employee Stock Purchase Plan                        22,215 (2)                1.77                       72,920
                                                ----------                                            ---------

     Total of equity compensation plans
     approved by shareholders                    1,457,596                    9.69                      684,388

Equity compensation plans not approved by
shareholders: 1998 Global Team Member
Stock Option Plan                                  740,905                    2.63                      343,560
                                                ----------                                            ---------
     Total:                                      2,198,501                    7.31                    1,027,948
                                                ==========                                            =========



(1) Does not include 11,129 shares purchased under the Directors Stock Purchase Plan but not yet issued.
(2) Does not include an undeterminable number of shares subject to a payroll deduction election under the Employee Stock Purchase Plan for the period from July 1, 2003 until December 31, 2003, which will not be issued until January 2004.

1998 GLOBAL TEAM MEMBER STOCK OPTION PLAN

On February 26, 1998, the Company's Board approved the 1998 Global Team Member Stock Option Plan (the "1998 Plan"), pursuant to which non-qualified stock options may be granted to employees who are not officers or directors or subject to Section 16 of the Securities Exchange Act of 1934. The 1998 Plan has been amended by the Board on several occasions thereafter.

The purpose of the 1998 Plan is to promote the Company's success by linking the personal interests of non-executive employees to those of the Company's shareholders and by providing participants with an incentive for outstanding performance. The 1998 Plan authorizes the granting of non-qualified stock options only. The President of the Company administers the 1998 Plan and has the power to set the terms of any grants under the 1998 Plan. The exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant and no option may have a term of more than ten years. All of the options that are currently outstanding under the 1998 Plan become exercisable ratably over a four-year period beginning at the grant date and expire ten years from the date of grant. If, for any reason, an option lapses, expires or terminates without having been exercised in full, the unpurchased shares covered thereby are again available for grants of options under the 1998 Plan. In addition, if the option is exercised by delivery to the Company of shares previously acquired pursuant to options granted under the 1998 Plan, then shares of Common Stock delivered in payment of the exercise price of an option will again be available for grants of options under the 1998 Plan.

The exercise price is payable in full in cash at the time of exercise; or in shares of Common Stock, (but generally, only if such shares have been owned for at least six months or, if they have not been owned by the optionee for at least six months, the optionee then owns, and has owned for at least six months, at least an equal number of shares of Common Stock as the option shares being delivered); or the exercise price may be paid by delivery to the Company of a properly executed exercise notice, together with irrevocable instructions to the participant's broker to deliver to the Company sufficient cash to pay the exercise price and any applicable income and employment withholding taxes, in accordance with a written agreement between the Company and the brokerage firm ("cashless exercise" procedure).

Generally, if the employment by the Company of any optionee who is an employee terminates for any reason, other than by death or total and permanent disability, any option which the optionee is entitled to exercise on the date of employment termination may be exercised by the optionee at any time on or before the earlier of the expiration date of the option or three months after the date of employment termination, but only to the extent of the accrued right to purchase at the date of such termination. In addition, the President of the Company has the discretionary power to extend the date to exercise beyond three months after the date of employment termination. If the employment of any optionee who is an employee is terminated because of total and permanent disability, the option may be exercised by the optionee at any time on or before the earlier of the expiration date of the option or one year after the date of termination of employment, but only to the extent of the accrued right to purchase at the date of such termination. If any optionee dies while employed by the Company and, if at the date of death, the optionee is entitled to exercise an option, such option may be exercised by any person who acquires the option by bequest or inheritance or by reason of the death of the optionee, or by the executor or administrator of the estate of the optionee, at any time before the earlier of the expiration date of the option or one year after the date of death of the optionee, but only to the extent of the accrued right to purchase at the date of death.

The 1998 Plan provides for acceleration of vesting of awards in the event of a change of control of the Company. See "Further Information - Compensation of Directors and Executive Officers - Termination of Employment and Change of Control Arrangements" of the Proxy Statement for a definition of change of control. The 1998 Plan will terminate automatically on February 25, 2008. However, the Board may amend or terminate the 1998 Plan at any time without shareholder approval, but no amendment or termination of the 1998 Plan or any award agreement may adversely affect any award previously granted under the 1998 Plan without the consent of the participant.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No response to Item 13 is required.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

No response to Item 14 is required.


                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         A.       Financial Statements and Schedules Filed

                  Financial Statements - see Item 8 of this report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

         B.       Reports on Form 8-K:

                  On May 8, 2003, the Company furnished a Form 8-K under Item 9 -- "Regulation FD Disclosure" in accordance with the Securities and Exchange Commission's Final Rule Release No. 33-8216 for filing items required to be disclosed pursuant to
                  Item 12 -- "Results of Operation and Financial Condition" concerning the Company's press release announcing its financial results for the third quarter ended March 31, 2003.

         C.       Exhibits:

                  Exhibits - the exhibits filed with this report are listed on pages 37 through 41.

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

                                           Date:  September 26, 2003


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

          Signatures                                    Title                                Date
          ----------                                    -----                                ----

/S/ Alfred A. Pease                         Chairman of the Board,                      September 26, 2003
------------------------------------        President and Chief Executive Officer
Alfred A. Pease


/S/ John J. Garber                          Vice President and Chief Financial          September 26, 2003
------------------------------------        Officer (Principal Financial Officer)
John J. Garber


/S/ Sylvia M. Smith                         Controller (Principal Accounting Officer)   September 26, 2003
------------------------------------
Sylvia M. Smith


/S/ David J. Beattie                        Director                                    September 26, 2003
------------------------------------
David J. Beattie


/S/ Kenneth R. Dabrowski                    Director                                    September 26, 2003
------------------------------------
Kenneth R. Dabrowski


/S/ Philip J. DeCocco                       Director                                    September 26, 2003
------------------------------------
Philip J. DeCocco


/S/ W. Richard Marz                         Director                                    September 26, 2003
------------------------------------
W. Richard Marz


/S/ Robert S. Oswald                        Director                                    September 26, 2003
------------------------------------
Robert S. Oswald


/S/ James A. Ratigan                        Director                                    September 26, 2003
------------------------------------
James A. Ratigan


/S/ Terryll R. Smith                        Director                                    September 26, 2003
------------------------------------
Terryll R. Smith

EXHIBIT INDEX

    EXHIBIT NO.   DESCRIPTION OF EXHIBITS
    -----------   -----------------------

         2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

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

         4.3 Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica is incorporated by reference to Exhibit 4.9 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 2002.

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

                  Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of the Company or its subsidiaries have not been filed because (i) in each case the total amount of long-term debt permitted there under does not exceed 10% of the Company's consolidated assets, and (ii) the Company hereby agrees that it will furnish such instruments, notes and extracts to the Securities and Exchange Commission upon its request.

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

         10.32@ Third Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.6 of the Company's Form S-8 Registration Statement No. 333-55164.

         10.33@ Third Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.35 of the Company's Report on Form 10-K for the Year Ended June 30, 2001.

         10.34 Covenant Not to Compete between U.S. Natural Resources, Inc., and Perceptron, Inc., dated March 13, 2002 is incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed March 29, 2002.

         10.35@ Promissory Note dated March 13, 2002, between U.S. Natural Resources, Inc. and Perceptron, Inc. is incorporated by Reference to Exhibit 10.36 of the Company's Report on Form 10-K for the Year Ended June 30, 2002.

         10.36@ Fourth Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by Reference to Exhibit 10.37 of the Company's Report on Form 10-K for the Year Ended June 30, 2002.

         10.37@ Fourth Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.7 of the Company's S-8 Registration Statement No. 333-76194.

         10.38@ Summary of 2003 Team Member 401K Restoration and Profit Sharing Plan is incorporated by Reference to Exhibit 10.38 of the Company's Report on Form 10-Q for the Quarter Ended December 31, 2002.

         21. A list of subsidiaries of the Company is incorporated by reference to Exhibit 21 of the Company's Report on Form 10-K for the Year Ended June 30, 2002.

         23.      Consent of Experts.

         23.1*    Consent of Grant Thornton LLP.

         23.2*    Consent of PricewaterhouseCoopers LLP.

         31.1*    Section 302 Certification of Chief Executive Officer

         31.2*    Section 302 Certification of Chief Financial Officer

         32.1*    Section 906 Certification of Chief Executive Officer

         32.2*    Section 906 Certification of Chief Financial Officer

----------------------
* Filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
@        Indicates a management contract, compensatory plan or arrangement.