Form 10-Q
period 2003-09-30
PERCEPTRON INC/MI
filed 2003-11-14
CIK 887226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.


Commission file number:  0-20206

                                PERCEPTRON, INC.
             (Exact Name of Registrant as Specified in Its Charter)

Michigan                                                    38-2381442
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

47827 Halyard Drive, Plymouth, Michigan                     48170-2461
(Address of Principal Executive Offices)                    (Zip Code)


                                 (734) 414-6100
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X                              No
             --------------                         --------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes                                     No       X
             --------------                         --------------

The number of shares outstanding of each of the issuer's classes of common stock as of November 7, 2003, was:

         Common Stock, $0.01 par value                    8,578,258
         -----------------------------            --------------------------
                   Class                              Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------

COVER                                                                                             1

INDEX                                                                                             2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                                                     3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                               10
Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              14
Item 4. Controls and Procedures                                                                  14

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                                                       15
Item 6.  Exhibits and Reports on Form 8-K                                                        15

SIGNATURES                                                                                       16


                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
(In Thousands, Except Per Share Amounts)                  2003             2002
                                                       --------         --------
NET SALES                                              $ 12,268         $ 10,777

COST OF SALES                                             6,657            6,081
                                                       --------         --------
         GROSS PROFIT                                     5,611            4,696
                                                       --------         --------

OPERATING EXPENSES
         Selling, general and administrative              2,485            2,553
         Engineering, research and development            1,437            1,459
                                                       --------         --------
                Total operating expenses                  3,922            4,012
                                                       --------         --------

         OPERATING INCOME                                 1,689              684
                                                       --------         --------

OTHER INCOME AND (DEDUCTIONS)
         Interest expense                                   -               (119)
         Interest income                                     51               67
         Foreign currency and other                         (11)            (125)
                                                       --------         --------
                Total other income (deductions)              40             (177)
                                                       --------         --------

INCOME BEFORE INCOME TAXES                                1,729              507

INCOME TAX EXPENSE                                          702              220
                                                       --------         --------

NET INCOME                                             $  1,027         $    287
                                                       ========         ========

EARNINGS PER COMMON SHARE
         Basic                                         $   0.12         $   0.03
         Diluted                                       $   0.11         $   0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         Basic                                            8,430            8,244
         Dilutive effect of stock options                   804                3
                                                       --------         --------
         Diluted                                          9,234            8,247
                                                       ========         ========



The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   SEPTEMBER 30,      JUNE 30,
(In Thousands, Except Per Share Amount)                                               2003             2003
                                                                                    --------         --------
                                                                                  (Unaudited)
ASSETS

     CURRENT ASSETS
        Cash and cash equivalents                                                   $ 14,939         $ 11,101

        Receivables:
           Billed receivables, net of allowance for doubtful accounts                 17,391           22,955
              of $580 and $674, respectively
           Unbilled receivables                                                        1,658            1,170
           Other receivables                                                           1,382            1,474
        Inventories, net of reserves of $467 and $569, respectively                    7,000            6,809
        Deferred taxes and other current assets                                        1,295            1,365
                                                                                    --------         --------
           Total current assets                                                       43,665           44,874
                                                                                    --------         --------

     PROPERTY AND EQUIPMENT
        Building and land                                                              6,004            6,004
        Machinery and equipment                                                        9,903            9,682
        Furniture and fixtures                                                         1,068            1,063
                                                                                    --------         --------
                                                                                      16,975           16,749
        Less - Accumulated depreciation and amortization                              (8,813)          (8,459)
                                                                                    --------         --------
           Net property and equipment                                                  8,162            8,290
                                                                                    --------         --------
     DEFERRED TAX ASSETS                                                               6,258            6,250
                                                                                    --------         --------
     TOTAL ASSETS                                                                   $ 58,085         $ 59,414
                                                                                    ========         ========


LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
        Accounts payable                                                            $  1,763         $  1,754
        Accrued liabilities and expenses                                               4,990            5,051
        Deferred revenue                                                               1,322            1,098
        Income taxes payable                                                           2,076            2,859
        Accrued compensation                                                           1,170            3,707
                                                                                    --------         --------
           Total current liabilities                                                  11,321           14,469
                                                                                    --------         --------

     SHAREHOLDERS' EQUITY
        Preferred stock - no par value, authorized 1,000 shares, issued none             -                -
        Common stock, $0.01 par value, authorized 19,000 shares, issued
           and outstanding 8,575 and 8,342, respectively                                  86               83
        Accumulated other comprehensive loss                                            (818)            (961)
        Additional paid-in capital                                                    41,927           41,281
        Retained earnings                                                              5,569            4,542
                                                                                    --------         --------
           Total shareholders' equity                                                 46,764           44,945
                                                                                    --------         --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 58,085         $ 59,414
                                                                                    ========         ========



The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
(In Thousands)                                                                          2003             2002
                                                                                      --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                                    $  1,027         $    287
        Adjustments to reconcile net income to net cash provided from
           (used for) operating activities:
                 Depreciation and amortization                                             345              330
                 Stock option income tax benefit                                           209              -
                 Deferred income taxes                                                      (9)             139
                 Other                                                                     (98)              (2)
                 Changes in assets and liabilities, exclusive of changes shown
                    separately                                                           2,063              537
                                                                                      --------         --------
                        Net cash provided from operating activities                      3,537            1,291
                                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
        Revolving credit borrowings                                                        -              5,370
        Revolving credit repayments                                                        -             (2,835)
        Proceeds from stock plans                                                          440               12
                                                                                      --------         --------
                        Net cash provided from financing activities                        440            2,547
                                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                                              (212)            (307)
                                                                                      --------         --------
                        Net cash used for investing activities                            (212)            (307)
                                                                                      --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                73              (30)
                                                                                      --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                3,838            3,501
CASH AND CASH EQUIVALENTS, JULY 1                                                       11,101            8,143
                                                                                      --------         --------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                                               $ 14,939         $ 11,644
                                                                                      ========         ========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
        Receivables, net                                                              $  5,425         $  1,367
        Inventories                                                                       (192)             (25)
        Accounts payable                                                                     8             (598)
        Other current assets and liabilities                                            (3,178)            (207)
                                                                                      --------         --------
                                                                                      $  2,063         $    537
                                                                                      ========         ========



The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Company's 2003 Annual Report on Form 10-K. Certain reclassifications may have been made to the prior year's financial statements to conform with the fiscal year 2004 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary, including normal recurring adjustments, for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2.     INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out ("FIFO") method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is released. During the first quarter of fiscal 2004, the Company disposed of $103,000 of inventory that had been reserved for at June 30, 2003. Inventory, net of reserves of $467,000, is comprised of the following (in thousands):



                    SEPTEMBER 30,    JUNE 30,
                        2003          2003
                       ------        ------
Component Parts        $3,921        $3,525
Work In Process           335           516
Finished Goods          2,744         2,768
                       ------        ------
Total                  $7,000        $6,809
                       ======        ======


3.     EARNINGS PER SHARE

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

Options to purchase 579,000 and 1,984,000 shares of common stock outstanding in the three months ended September 30, 2003 and 2002, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

At September 30, 2003, the Company had forward exchange contracts between the United States Dollar and the Euro in the notional amount of $8.0 million. The hedges are accounted for as cash flow hedges and have a weighted average settlement price of 1.11 Euros to the United States Dollar. The contracts outstanding at September 30, 2003, mature through June 30, 2004 and are intended to hedge the Company's investment in its German subsidiary. The Company recognized a charge of $213,000 in other comprehensive income (loss) for the unrealized change in value of these forward exchange contracts during the quarter ended September 30, 2003. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged. The Company did not engage in any hedging activities during the first quarter of fiscal year 2003.

5.     COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):



THREE MONTHS ENDED SEPTEMBER 30,                     2003            2002
                                                   -------         -------
Net Income                                         $ 1,027         $   287
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments            356               1

   Forward Contracts                                  (213)            -
                                                   -------         -------
Total Comprehensive Income                         $ 1,170         $   288
                                                   =======         =======


6.     CREDIT FACILITIES

The Company has a $7.5 million collateral-based Credit Agreement with Comerica Bank, which expires on November 1, 2005. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The collateral for the loan is substantially all U.S. assets of the Company. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (4.00% as of November 1, 2003) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 3.0% as of November 1, 2003) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $7.5 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, plus the lesser of 25% of raw material located in the United States or $2.0 million, plus the lesser of 50% of finished goods inventory or $750,000 plus $4.2 million representing 60% of the appraised value of the Company's real property located in Plymouth, Michigan. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $31.2 million as of September 30, 2003. The borrowing base at September 30, 2003 was $7.5 million with no borrowings outstanding.

At September 30, 2003, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros. The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2003, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 258,000 Euros.

7.     STOCK BASED COMPENSATION

The Company has stock option plans, which are described more fully in Note 13 in the Company's 2003 Annual Report. The Company applies APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. Accordingly, compensation cost for stock options has been recognized under the provisions of APB 25. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share for the periods indicated if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation," to its stock option plans as indicated below (in thousands except per share amounts):

                                                           THREE MONTHS           THREE MONTHS
                                                               ENDED                  ENDED
                                                        SEPTEMBER 30, 2003     SEPTEMBER 30, 2002
                                                        -----------------------------------------
         Net income:
             As reported                                      $ 1,027                $  287
             Pro forma                                        $   927                $  201

         Earnings per share:
             Basic - as reported                               $ 0.12                $ 0.03
             Basic - pro forma                                 $ 0.11                $ 0.02
             Diluted - as reported                             $ 0.11                $ 0.03
             Diluted - pro forma                               $ 0.10                $ 0.02



The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, was as follows:



                                                           THREE MONTHS           THREE MONTHS
                                                               ENDED                  ENDED
                                                        SEPTEMBER 30, 2003     SEPTEMBER 30, 2002
                                                        -----------------------------------------
         Weighted average estimated fair value per
         share of options granted during the period            $ 4.59                 $ 0.97
         Assumptions:
            Amortized dividend yield                               -                      -
            Common stock price volatility                       89.87%                115.96%
            Risk free rate of return                             3.13%                  3.00%
         Expected option term (in years)                         5                      5

8.     COMMITMENTS AND CONTINGENCIES

Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below and those discussed in the Company's 2003 Annual Report on Form 10-K.

On October 15, 2003, the Company entered into a Settlement Agreement ("Agreement") with LMI Technologies, Inc. ("LMI"), Diffracto Limited, Sensor Adaptive Machines, Inc., Leonard Metcalfe, Neil Hummel and others that resolved all pending litigation matters between the parties. The Agreement settled the May 10, 2002 action the Company commenced against LMI et al. in the Ontario Superior Court of Justice-Commercial List, the February 21, 2003 suit filed by the Company against LMI in the United States District Court for the Eastern District of Michigan and the May 30, 2003 suit filed by LMI against the Company in the United States District Court for the Eastern District of Michigan that are discussed more fully in the Company's Form 10-K for the year ended June 30, 2003 under Item 3, Legal Proceedings. As part of the settlement, LMI agreed to pay the Company a cash settlement and the parties agreed to cross license certain intellectual property, including intellectual property that was the subject of the disputes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview -- The Company reported net income of $1.0 million, or $0.12 per share, for the first quarter of fiscal 2004, compared to net income of $287,000, or $0.03 per share, for the first quarter of fiscal 2003.

Sales -- Net sales of $12.3 million for the first quarter of fiscal 2004 were up approximately $1.5 million, or 14% compared with $10.8 million for the same period one year ago. Higher sales of the Company's Automated Systems products of $9.2 million compared to $7.2 million last year were the basis for the sales increase. Technology Components sales were $2.2 million compared to $2.6 million last year. Value Added Services sales were $900,000 compared to $1.0 million last year. Sales by geographic region were as follows: North American sales were approximately $6.8 million in both years, European sales were $5.0 million this year compared to $3.3 million last year, and Asian sales were $400,000 this year compared to $700,000 last year. The sales increase in Europe resulted primarily from higher AutoGauge(R) product line sales and the strong Euro that based on conversion rates in effect this quarter added approximately $650,000 more in sales than the comparable rates in the first quarter of fiscal 2003 would have yielded.

Bookings & Backlog -- The Company had new order bookings during the quarter of $12.0 million compared with new order bookings of $14.8 million in the fourth quarter of fiscal 2003 and $11.9 million for the quarter ended September 30, 2002. New order bookings for each of the Company's product line groupings were comparable to the same period one year ago. Orders for Automated Systems products were $9.2 million in the fiscal 2004 first quarter compared to $9.1 million in fiscal 2003. Orders for Technology Components were $1.9 million in the fiscal 2004 first quarter compared to $2.0 million in fiscal 2003. Orders for Value Added Services were $900,000 in the fiscal 2004 first quarter compared to $800,000 in fiscal 2003. The Company's backlog was $17.9 million as of September 30, 2003 compared with $18.2 million as of June 30, 2003 and $16.3 million as of September 30, 2002. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Gross Profit -- Gross profit was $5.6 million, or 45.7% of sales, in the first quarter of fiscal year 2004, as compared to $4.7 million, or 43.6% of sales, in the first quarter of fiscal year 2003. The gross profit percentage improvement was primarily due to the benefit from incremental gross profit of approximately $500,000 that resulted from the strong Euro when Euro denominated sales were converted to U.S. Dollars while most of the material in cost of sales was purchased from the United States under dollar denominated contracts.

Selling, General and Administrative (SG&A) Expenses -- SG&A expenses of $2.5 million in the quarter ended September 30, 2003 were slightly lower than the first quarter a year ago. Manpower and spending levels were generally consistent for both periods except for bad debt and legal expenses that were $325,000 below last year offsetting approximately $110,000 of cost increases in Europe related to the stronger Euro.

Engineering, Research and Development (R&D) Expenses -- Engineering and R&D expenses of $1.4 million in the quarter ended September 30, 2003 were also slightly lower than the first quarter a year ago as manpower and spending levels were generally consistent for both periods.

Interest Income/Expense, net. -- Net interest income was $51,000 in the first quarter of fiscal 2004 compared with net interest expense of $52,000 in the first quarter of fiscal 2003. There was no debt during this quarter, and excess cash was invested in an overnight money market account. Interest expense during the first quarter of fiscal 2003 was on an average outstanding debt of $8.5 million.

Foreign Currency and Other -- The Foreign currency and other losses of $11,000 and $125,000 in the first quarter of fiscal years 2004 and 2003 respectively, were primarily the result of net foreign currency gains and losses related to the Euro, Yen and Real.

Income Taxes -- Income taxes for both first quarters of fiscal 2004 and 2003 reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates.

Outlook -- The Company expects that second quarter fiscal 2004 revenue will be comparable to the fiscal 2004 first quarter revenue and that sales for fiscal 2004 will be in the range of $46.0 million to $50.0 million. The Company also expects to be profitable for fiscal 2004, although not at the same level as fiscal 2003. As previously reported, the very strong sales and profits for the third and fourth quarters of fiscal 2003 were in part the result of a single unusually large tooling program by a single European customer that encompassed a number of plants around Europe. Programs of this magnitude are very rare. Though the Company does not expect a repeat of any single order of this magnitude in fiscal 2004, the overall number of tooling programs remains consistent with previous years. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $14.9 million at September 30, 2003, compared to $11.1 million at June 30, 2003. The $3.8 million increase in cash was primarily generated from operations as net income of $1.0 million and a reduction in receivables of $5.4 million more than offset the $3.2 million use of cash for other current assets and accrued liabilities.

During the first quarter of fiscal 2004, stock option exercises generated cash proceeds of $440,000 and a tax benefit of $209,000. Capital expenditures were $212,000.

During the first quarter of fiscal 2004, the Company disposed of $103,000 of inventory that had been reserved for at June 30, 2003. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the first quarter of fiscal 2004, the Company wrote off $94,000 of receivables that had been provided for in its allowance for doubtful accounts at June 30, 2003. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. To date, the Company has not experienced any significant losses related to the collection of accounts receivable.

The Company has a $7.5 million collateral-based Credit Agreement with Comerica Bank, which expires on November 1, 2005. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The collateral for the loan is substantially all U.S. assets of the Company. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (4.00% as of November 1, 2003) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 3.0% as of November 1, 2003) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $7.5 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, plus the lesser of 25% of raw material located in the United States or $2.0 million, plus the lesser of 50% of finished goods inventory or $750,000 plus $4.2 million representing 60% of the appraised value of the Company's real property located in Plymouth, Michigan. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $31.2 million as of September 30, 2003. The borrowing base at September 30, 2003 was $7.5 million with no borrowings outstanding.

At September 30, 2003, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros. The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2003, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 258,000 Euros.

See Item 3, "Legal Proceedings" and Note 9 to the Consolidated Financial Statements, "Contingencies", of the Company's Annual Report on Form 10-K for fiscal year 2003, for a discussion of certain contingencies relating to the Company's liquidity, financial position and results of operations, including the outcome of the damages phase of a pending arbitration matter involving claims on which the arbitrator found in favor of Speroni, S. p. A., a former distributor of the Company. The damage award against the wholly-owned subsidiary of the Company has not been paid and is included in the Company's accrued liabilities and expenses as of September 30, 2003.

The Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated fiscal 2004 cash flow requirements. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statements.

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of the Company's Annual Report on Form 10-K for fiscal year 2003. There have been no material changes in the accounting policies followed by the Company during the first quarter of fiscal year 2004.

MARKET RISK INFORMATION

Perceptron's primary market risk is related to foreign exchange rates. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the U.S. The Company may from time to time have interest rate risk in connection with its borrowings.

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At September 30, 2003, the Company's percentage of sales commitments in non-U.S. currencies was approximately 40.2% or $7.2 million.

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

At September 30, 2003, the Company had forward exchange contracts between the United States Dollar and the Euro in the notional amount of $8.0 million. The forward exchange contracts are accounted for as cash flow hedges and have a weighted average settlement price of 1.11 Euros to the United States Dollar. The contracts outstanding at September 30, 2003 mature through June 30, 2004 and are intended to hedge the Company's investment in its German subsidiary. The Company recognized a charge of $213,000 in other comprehensive income (loss) for the unrealized change in value of these forward exchange contracts during the quarter ended September 30, 2003. During the first quarter ended September 30, 2002, the Company did not engage in any hedging activities.

INTEREST RATE RISK

The Company is subject to interest rate risk in connection with any borrowings under its variable and fixed rate revolving lines of credit. The Company's exposure to interest rate risk would arise primarily from changes in the prime rate and changes in Eurodollar rates in the London interbank market. The Company would not expect its operating results or cash flows to be affected to any significant degree by a hypothetical 10 percent change in market interest rates. See Note 6 of Notes to Consolidated Financial Statements, "Credit Facilities", for a description of the Company's available credit facilities.

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2004 and future revenue, order booking levels and earnings levels and the ability of the Company to fund its currently anticipated fiscal 2004 cash flow requirements. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the Automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, and the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive industry, which has from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in this industry. The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the Company's disclosure controls and procedures were effective in causing the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the Securities and Exchange Commission's ("SEC") filing deadlines for these reports specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 15, 2003, the Company entered into a Settlement Agreement ("Agreement") with LMI Technologies, Inc. ("LMI"), Diffracto Limited, Sensor Adaptive Machines, Inc., Leonard Metcalfe, Neil Hummel and others that resolved all pending litigation matters between the parties. The Agreement settled the May 10, 2002 action the Company commenced against LMI et al. in the Ontario Superior Court of Justice-Commercial List, the February 21, 2003 suit filed by the Company against LMI in the United States District Court for the Eastern District of Michigan and the May 30, 2003 suit filed by LMI against the Company in the United States District Court for the Eastern District of Michigan that are discussed more fully in the Company's Form 10-K for the year ended June 30, 2003 under Item 3, Legal Proceedings. As part of the settlement, LMI agreed to pay the Company a cash settlement and the parties agreed to cross license certain intellectual property, including intellectual property that was the subject of the disputes.

See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies -- Litigation and Other Contingencies" for a discussion of the Company's accounting policies regarding legal proceedings and other contingencies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

                  4.6 First Amendment to Credit Agreement, dated October 24, 2002, between Perceptron, Inc. and Comerica dated May 20, 2003.

                  4.7 Second Amendment to Credit Agreement, dated October 24, 2002, between Perceptron, Inc. and Comerica dated November 10, 2003.

                  31.1     Section 302 Certification of Chief Executive Officer

                  31.2     Section 302 Certification of Chief Financial Officer

                  32.1     Section 906 Certification of Chief Executive Officer

                  32.2     Section 906 Certification of Chief Financial Officer

         (B)      Reports on Form 8-K



         On August 12, 2003, the Company furnished a Form 8-K under Item 12 - "Results of Operation and Financial Condition" concerning the Company's press release announcing its financial results for the fourth quarter and year ended June 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PERCEPTRON, INC.
                                  (Registrant)


Date:    November 13, 2003        By:    /S/ Alfred A. Pease
                                         ---------------------------------------
                                         Alfred A. Pease
                                         President and Chief Executive Officer


Date:    November 13, 2003        By:    /S/ John J. Garber
                                         ---------------------------------------
                                         John J. Garber
                                         Vice President and Chief Financial
                                         Officer (Principal Financial Officer)


Date:    November 13, 2003        By:    /S/ Sylvia M. Smith
                                         ---------------------------------------
                                         Sylvia M. Smith
                                         Controller and Chief Accounting Officer
                                         (Principal Accounting Officer)

                               10-Q EXHIBIT INDEX


EXHIBIT NO.                             DESCRIPTION
----------                              -----------

                       4.6 First Amendment to Credit Agreement, dated October 24, 2002, between Perceptron, Inc. and Comerica dated May 20, 2003.

                       4.7 Second Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica dated November 10, 2003.

                      31.1   Section 302 Certification of Chief Executive
                             Officer

                      31.2   Section 302 Certification of Chief Financial
                             Officer

                      32.1   Section 906 Certification of Chief Executive
                             Officer

                      32.2   Section 906 Certification of Chief Financial
                             Officer