Form 10-Q
period 2003-12-31
PERCEPTRON INC/MI
filed 2004-02-17
CIK 887226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003.


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

         Yes         X                          No
             --------------                        --------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes                                    No      X
             --------------                        --------------

The number of shares outstanding of each of the issuer's classes of common stock as of February 9, 2004, was:

         Common Stock, $0.01 par value                   8,632,032
         -----------------------------          --------------------------
                      Class                          Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2003


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

COVER                                                                         1

INDEX                                                                         2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                                 3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10
Item 3.  Quantitative and Qualitative Disclosures about Market Risk          17
Item 4.  Controls and Procedures                                             17

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                                   17
Item 4.  Submission of Matters to a Vote of Security Holders                 18
Item 6.  Exhibits and Reports on Form 8-K                                    18

SIGNATURES
                                                                             19

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     DECEMBER 31,               DECEMBER 31,
(In Thousands, Except Per Share Amounts)           2003         2002          2003         2002
                                                 --------     --------      --------     --------
NET SALES                                        $ 13,607     $ 12,751      $ 25,875     $ 23,528
COST OF SALES                                       7,120        5,941        13,777       12,022
                                                 --------     --------      --------     --------
      GROSS PROFIT                                  6,487        6,810        12,098       11,506
                                                 --------     --------      --------     --------
OPERATING EXPENSES
      Selling, general and administrative           3,215        3,289         5,700        5,842
      Engineering, research and
      development                                   1,665        1,575         3,102        3,034
                                                 --------     --------      --------     --------
             Total operating expenses               4,880        4,864         8,802        8,876
                                                 --------     --------      --------     --------
      OPERATING INCOME
                                                    1,607        1,946         3,296        2,630
                                                 --------     --------      --------     --------
OTHER INCOME AND (DEDUCTIONS)
      Interest expense                                  -          (32)            -         (151)
      Interest income                                  89           16           140           83
      Foreign currency and other                      763           56           752          (69)
                                                 --------     --------      --------     --------
             Total other income (deductions)          852           40           892         (137)
                                                 --------     --------      --------     --------
INCOME BEFORE INCOME TAXES
                                                    2,459        1,986         4,188        2,493

INCOME TAX EXPENSE                                    929          851         1,631        1,071
                                                 --------     --------      --------     --------
NET INCOME                                       $  1,530     $  1,135      $  2,557     $  1,422
                                                 ========     ========      ========     ========
EARNING PER COMMON SHARE
      Basic                                      $   0.18     $   0.14      $   0.30     $   0.17
      Diluted                                    $   0.16     $   0.14      $   0.28     $   0.17

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
      Basic                                         8,585        8,253         8,507        8,248
      Dilutive effect of stock options                713           86           758           28
                                                 --------     --------      --------     --------
      Diluted                                       9,298        8,339         9,265        8,276
                                                 ========     ========      ========     ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 DECEMBER 31,       JUNE 30,
(In Thousands, Except Per Share Amount)                                              2003             2003
                                                                                 ------------      ---------
                                                                                 (Unaudited)
ASSETS
      CURRENT ASSETS
        Cash and cash equivalents                                                $     17,429      $ 11,101
        Receivables:
           Billed receivables, net of allowance for doubtful accounts                  17,652        22,955
              of $547 and $674, respectively
           Unbilled receivables                                                         1,471         1,170
           Other receivables                                                              465         1,474
        Inventories, net of reserves of $567 and $569, respectively                     6,729         6,809
        Deferred taxes and other current assets                                         1,654         1,365
                                                                                 ------------      --------
           Total current assets                                                        45,400        44,874
                                                                                 ------------      --------

      PROPERTY AND EQUIPMENT
        Building and land                                                               6,004         6,004
        Machinery and equipment                                                         9,974         9,682
        Furniture and fixtures                                                          1,068         1,063
                                                                                 ------------      --------
                                                                                       17,046        16,749
        Less - Accumulated depreciation and amortization                               (8,846)       (8,459)
                                                                                 ------------      --------
           Net property and equipment                                                   8,200         8,290
                                                                                 ------------      --------

      DEFERRED TAX ASSET                                                                5,811         6,250
                                                                                 ------------      --------

      TOTAL ASSETS                                                               $     59,411      $ 59,414
                                                                                 ============      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES
        Accounts payable                                                         $      2,180      $  1,754
        Accrued liabilities and expenses                                                3,335         5,051
        Deferred revenue                                                                1,380         1,098
        Income taxes payable                                                            2,004         2,859
        Accrued compensation                                                            1,809         3,707
                                                                                 ------------      --------
           Total current liabilities                                                   10,708        14,469
                                                                                 ------------      --------

      SHAREHOLDERS' EQUITY
        Preferred stock - no par value, authorized 1,000 shares, issued none                -             -
        Common stock, $0.01 par value, authorized 19,000 shares, issued
           and outstanding 8,615 and 8,342, respectively                                   86            83
        Accumulated other comprehensive loss                                             (626)         (961)
        Additional paid-in capital                                                     42,144        41,281
        Retained earnings                                                               7,099         4,542
                                                                                 ------------      --------
           Total shareholders' equity                                                  48,703        44,945
                                                                                 ------------      --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $     59,411      $ 59,414
                                                                                 ============      ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)



                                                                                      SIX MONTHS ENDED
                                                                                         DECEMBER 31,
(In Thousands)                                                                       2003          2002
                                                                                   --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income                                                                $  2,557      $  1,422
         Adjustments to reconcile net income to net cash provided from
           (used for) operating activities:
                 Depreciation and amortization                                          681           639
                 Stock option income tax benefit                                        290
                 Deferred income taxes                                                  439           842
                 Other                                                                 (137)           (1)
                 Changes in assets and liabilities, exclusive of changes shown
                    separately                                                        1,963           836
                                                                                   --------      --------
                        Net cash provided from operating activities                   5,793         3,738
                                                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Revolving credit borrowings                                                      -        10,841
         Revolving credit repayments                                                      -       (15,202)
         Proceeds from stock plans                                                      576            71
                                                                                   --------      --------
                        Net cash provided from (used for) financing activities          576        (4,290)
                                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                          (582)         (532)
                                                                                   --------      --------
                        Net cash used for investing activities                         (582)         (532)
                                                                                   --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                            541           331
                                                                                   --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  6,328          (753)
CASH AND CASH EQUIVALENTS, JULY 1                                                    11,101         8,143
                                                                                   --------      --------
CASH AND CASH EQUIVALENTS, DECEMBER 31                                             $ 17,429      $  7,390
                                                                                   ========      ========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
         Receivables, net                                                          $  7,131      $  1,630
         Inventories                                                                     80          (529)
         Accounts payable                                                               426          (746)
         Other current assets and liabilities                                        (5,674)          481
                                                                                   --------      --------
                                                                                   $  1,963      $    836
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

2.     INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out ("FIFO") method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is released. During the six months ended December 31, 2003, the Company disposed of $103,000 of inventory that had been reserved for at June 30, 2003 and accrued approximately an additional $101,000 for anticipated obsolete inventory. Inventory, net of reserves at December 31, 2003 and June 30, 2003 of $567,000 and $569,000,
respectively, is comprised of the following (in thousands):

                                     DECEMBER 31,         JUNE 30,
                                         2003               2003
                                     ------------         --------
Component Parts                      $      3,642         $  3,525
Work In Process                               507              516
Finished Goods                              2,580            2,768
                                     ------------         --------
Total                                $      6,729         $  6,809
                                     ============         ========


3.     EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potentially dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive.

Options to purchase 580,000 and 1,104,000 shares of common stock outstanding in the three months ended December 31, 2003 and 2002, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 580,000 and 1,563,000 shares of common stock were outstanding in the six months ended December 31, 2003 and 2002, respectively, and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

4.     FOREIGN EXCHANGE CONTRACTS

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. These transactions involve the use of forward contracts that typically mature within one year and are designed to hedge anticipated foreign currency transactions. The Company may use forward exchange contracts to hedge the net assets of certain of its foreign subsidiaries to offset the translation and economic exposures related to the Company's investment in these subsidiaries. Changes in the fair value of these contracts are included in other comprehensive income until they are recognized in earnings at the time the forecasted transaction occurs.

At December 31, 2003, the Company had forward exchange contracts between the United States Dollar and the Euro in the notional amount of approximately $10.0 million. The forward exchange contracts are accounted for as cash flow hedges and have a weighted average settlement price of 1.16 Euros to the United States Dollar. The contracts outstanding at December 31, 2003, mature through December 8, 2004 and are intended to hedge the Company's investment in its German subsidiary. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged. The Company did not engage in any hedging activities during the first half of fiscal year 2003.

5.     COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):


THREE MONTHS ENDED DECEMBER 31,                           2003               2002
                                                       ---------          ----------
Net Income                                             $   1,530          $    1,135
Other Comprehensive Income:
   Foreign Currency Translation Adjustments                1,177                 756
   Forward Contracts                                       (985)                   -
                                                       ---------          ----------
Total Comprehensive Income                             $   1,722          $    1,891
                                                       =========          ==========


SIX MONTHS ENDED DECEMBER 31,                             2003               2002
                                                       ---------          ----------
Net Income                                             $   2,557           $   1,422
Other Comprehensive Income:
   Foreign Currency Translation Adjustments                1,533                 757
   Forward Contracts                                     (1,198)                   -
                                                       ---------          ----------
Total Comprehensive Income                             $   2,892           $   2,179
                                                       =========           =========

6.     CREDIT FACILITIES

The Company has a $7.5 million collateral-based Credit Agreement with Comerica Bank, which expires on November 1, 2005. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The collateral for the loan is substantially all U.S. assets of the Company. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based

Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (4.00% as of January 31, 2004) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 3.0% as of January 31, 2004) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $7.5 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, plus the lesser of 25% of raw material located in the United States or $2.0 million, plus the lesser of 50% of finished goods inventory or $750,000 plus $4.2 million representing 60% of the appraised value of the Company's real property located in Plymouth, Michigan. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $31.9 million as of December 31, 2003. The borrowing base at December 31, 2003 was $7.5 million with no borrowings outstanding.

At December 31, 2003, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros. The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At December 31, 2003, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 289,000 Euros.

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

                                     THREE MONTHS         THREE MONTHS          SIX MONTHS           SIX MONTHS
                                         ENDED                ENDED                ENDED                ENDED
                                   DECEMBER 31, 2003    DECEMBER 31, 2002    DECEMBER 31, 2003    DECEMBER 31, 2002
                                   --------------------------------------------------------------------------------
    Net Income
    As Reported                         $ 1,530              $ 1,135              $ 2,557              $ 1,422
    Pro Forma                           $ 1,408              $ 1,046              $ 2,335              $ 1,244

    Earnings Per Share -- Diluted
    As Reported                         $ 0.16               $ 0.14               $ 0.28               $ 0.17
    Pro Forma                           $ 0.15               $ 0.13               $ 0.25               $ 0.15

The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, was as follows:

                                             THREE MONTHS         THREE MONTHS         SIX MONTHS         SIX MONTHS
                                                 ENDED                ENDED              ENDED              ENDED
                                           DECEMBER 31, 2003    DECEMBER 31, 2002  DECEMBER 31, 2003  DECEMBER 31, 2002
                                           ------------------------------------------------------------------------------
    Weighted Average Estimated Fair
    Value Per Share Of Options Granted          $ 3.45               $ 1.24             $ 4.58             $ 1.02
    During The Period
    Assumptions:
       Amortized Dividend Yield                    -                   -                   -                  -
       Common Stock Price Volatility            63.14%               64.80%             77.32%             93.66%
       Risk Free Rate Of Return                  3.38%               3.00%               3.38%              3.00%
    Expected Option Term (in years)                5                   5                   5                  5

8.     COMMITMENTS AND CONTINGENCIES

Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below and those discussed in the Company's 2003 Annual Report on Form 10-K.

As previously disclosed in the Company's Form 10-Q for the quarter ended September 30, 2003, on October 15, 2003, the Company entered into a Settlement Agreement ("Agreement") with LMI Technologies, Inc. ("LMI"), Diffracto Limited, Sensor Adaptive Machines, Inc., Leonard Metcalfe, Neil Hummel and others that resolved all pending litigation matters between the parties. The Agreement settled the May 10, 2002 action the Company commenced against LMI et al. in the Ontario Superior Court of Justice-Commercial List, the February 21, 2003 suit filed by the Company against LMI in the United States District Court for the Eastern District of Michigan and the May 30, 2003 suit filed by LMI against the Company in the United States District Court for the Eastern District of Michigan that are discussed more fully in the Company's Form 10-K for the year ended June 30, 2003 under Item 3, Legal Proceedings. As part of the settlement, LMI agreed to pay the Company a cash settlement and the parties agreed to cross license certain intellectual property, including intellectual property that was the subject of the disputes.

On December 24, 2003, the Company entered into a Compromise and Settlement Agreement with Speroni S.p.A. that resolved the arbitration award that is discussed more fully in the Company's Form 10-K for the year ended June 30, 2003 under Item 3, Legal Proceedings. As a result of the settlement, on December 24, 2003, the Company paid Speroni S.p.A. approximately $2.3 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

Overview - Perceptron, Inc. ("Perceptron" or the "Company") designs, develops, manufactures and markets information-based measurement and inspection solutions for process improvement. Perceptron's product offerings are designed to improve quality, increase productivity and decrease costs in manufacturing and product development. The solutions offered by the Company are divided into three groups:
1) The Automated Systems Group made up of AutoGauge(R), AutoFit(R), AutoScan(R), AutoSpect(R) and AutoGuide(R); 2) The Technology Components Group made up of ScanWorks(TM), WheelWorks(R) (Non-Contact Wheel Alignment) and sensors for the forest products industry; and 3) The Value Added Services Group providing consulting, training and non-warranty support services.

The Company's current principal products are based upon proprietary three-dimensional image processing, AutoSolve(TM) feature extraction software algorithms and TriCam(R) three-dimensional object imaging technology. TriCam(R) technology uses structured laser light and triangulation techniques to obtain accurate three-dimensional measurements. TriCam(R) systems are used to measure formed parts for reduction of process variation, to provide robot guidance for automated assembly tasks and to improve the speed and lower the cost of wheel alignment in final assembly operations.

The Company reported net income of $1.5 million, or $0.18 per share, for the second quarter of fiscal 2004, compared to net income of $1.1 million, or $0.14 per share, in the quarter ended December 31, 2002.

Sales -- Net sales of $13.6 million for the second quarter of fiscal 2004 were up $856,000, compared with the same period one year ago. Sales of the Company's Automated Systems Group were $8.9 million compared to $9.8 million last year. Sales of the Technology Components Group were $3.3 million compared to $1.8 million last year. Value Added Services sales were $1.4 million compared to $1.2 million last year. Sales by geographic region were as follows: North America sales were approximately $9.1 million this year compared to $7.1 million last year, European sales were approximately $4.2 million this year compared to $5.2 million last year, and Asian sales were approximately $300,000 this year compared to $500,000 last year. The sales increase in North America primarily reflected an increase in Technology Components Group sales of $1.1 million compared to last year. The sales decrease in Europe resulted from lower AutoGauge(R) sales that were partially offset by the strong Euro that based on conversion rates in effect this quarter added approximately $640,000 more in sales than the comparable rates in the second quarter of fiscal 2003 would have yielded. The sales change in both North America and Europe was primarily a function of the timing of customer orders.

Bookings & Backlog -- The Company had new order bookings during the quarter of $12.4 million compared with new order bookings of $12.0 million in the first quarter of fiscal 2004 and $17.0 million for the second quarter of fiscal 2003. New orders for the Automated Systems Group were $6.8 million compared to $14.2 million last year. The high level of orders last year was principally due to a single unusually large tooling program by a European customer that encompassed a number of plants around Europe and resulted in higher bookings for AutoGauge(R) systems. Orders for the Technology Components Group were $3.3 million compared to $1.8 million last year principally due to increased bookings of the Company's ScanWorks(TM) products. Orders for the Value Added Services Group increased $1.3 million to $2.3 million for fiscal 2004 compared to $1.0 million last year. The Company's backlog was $16.6 million as of December 31, 2003 compared with $17.9 million as of September 30, 2003 and $20.5 million as of December 31, 2002. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Gross Profit -- Gross profit was $6.5 million, or 47.7% of sales, in the second quarter of fiscal year 2004, as compared to $6.8 million, or 53.4% of sales, in the second quarter of fiscal year 2003. The relatively high gross profit margin last year was primarily due to the recognition of deferred revenues in Europe related to customer buy-off on completed system installations with nominal associated costs. Approximately one percent of the gross margin difference reflected higher sales of low margin forest product sensors. The pricing of these forest product sensors was agreed to as a condition in the purchase agreement related to the sale of the Company's forest product business unit in March of 2002. Also impacting the margin in the current period was higher manufacturing and installation costs associated with the initial implementations related to new products. The current period margin reductions were partially offset by the incremental benefit from the strengthening Euro that had the effect of increasing gross margins in Europe.

Selling, General and Administrative (SG&A) Expenses -- SG&A expenses of $3.2 million in the quarter ended December 31, 2003 were $74,000 lower than the second quarter of fiscal 2002. The decrease primarily reflected lower accruals in fiscal 2004 for the Company's allowance for doubtful accounts and employee profit sharing plan that were partially offset by salary and benefit increases and higher legal expense.

Engineering, Research and Development (R&D) Expenses -- Engineering and R&D expenses of $1.7 million in the quarter ended December 31, 2003 were $90,000 higher than the second quarter of fiscal 2003 due principally to salary and benefit increases.

Interest Income/Expense, net -- Net interest income was $89,000 in the second quarter of fiscal 2004 compared with net interest expense of $16,000 in the second quarter of fiscal 2003. There was no debt during the second quarter of fiscal 2004 and excess cash was invested in short term securities. Interest expense during the second quarter of fiscal 2003 was on an average outstanding debt of approximately $2.9 million.

Foreign Currency and Other- There was an unusually large net foreign currency gain of $597,000 during the second quarter of fiscal 2004 primarily due to the strengthening Euro compared with a foreign currency gain of $64,000 last year. Other income of $166,000 for the second quarter of fiscal 2004 compared to other expense last year of $8,000 reflected the receipt of funds related to the settlement of all legal disputes with LMI Technologies, Inc., which were partially offset by certain costs incurred to secure the settlement, and the reversal of certain costs that were not required to be paid in the final settlement of the arbitration award with Speroni S.p.A., see Part II "Other Information", Item 1 "Legal Proceedings".

Income Taxes -- Income tax expense for the three-month periods ended December 31, 2003 and 2002 reflected the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates.

Outlook -- The Company continues to expect strong sales for fiscal year 2004, in the range of $48.0 million to $52.0 million, depending in part upon the relative strength of the U. S. Dollar against the Euro. As previously reported, the Company expects to remain profitable for the second half of fiscal 2004, although not at the same high level achieved last year when results benefited from an unusually large tooling program with a single European customer that encompassed a number of plants around Europe. Programs of this magnitude are rare. Though the Company does not expect a repeat of any single order of this magnitude in fiscal 2004, the overall number of tooling programs remains consistent with previous years. In the longer term the automotive industry's current focus on introducing new vehicles more frequently to satisfy their customers' changing requirements is a positive indicator for the Company's future rate of new orders. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

 SIX MONTHS ENDED DECEMBER 31, 2003, COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 2002

Overview - The Company reported net income of $2.6 million, or $0.30 per share, for the first half of fiscal 2004, compared with net income of $1.4 million, or $0.17 per share for the six months ended December 31, 2002.

Sales -- Sales in the first six months of fiscal 2004 were $25.9 million, compared to $23.5 million for the six months ended December 31, 2002. Sales of the Company's Automated Systems Group were $18.2 million compared to $16.6 million last year. Technology Components Group sales were $5.4 million compared to $4.3 million last year. Value Added Services Group sales were $2.3 million compared to $2.6 million last year. Sales by geographic region were as follows:
North America sales were approximately $16.0 million this year compared to $13.9 million last year, European sales were approximately $9.2 million this year compared to $8.4 million last year, and Asian sales were approximately $700,000 this year compared to $1.2 million last year. The sales increase in North America was spread over the Company's product lines. The sales increase in Europe resulted from the strong Euro that based on conversion rates in effect for fiscal year 2004 added approximately $1.3 million more in sales than the comparable rates for the same period of fiscal 2003 would have yielded. Excluding the effect of the Euro, sales in Europe were down $500,000 in the first half of fiscal year 2004 primarily in AutoGauge(R) sales related to the timing of customer orders. The sales decrease in Asia was also due to the timing of customer orders.

Bookings & Backlog -- New order bookings for the six months ended December 31, 2003 were $24.4 million compared to $28.8 million for the same period one year ago. New orders for the Automated Systems Group were $16.0 million compared to $23.2 million last year. The high level of orders last year was principally due to bookings for $22.6 million of AutoGauge(R) systems of which $12.6 million was placed by European Automotive manufacturers. Orders for the Technology Components Group were $5.3 million up $1.5 million compared to last year primarily due to higher demand for WheelWorks(R) products in all geographic regions. Orders for the Value Added Services Group were $3.1 million compared to $1.8 million last year. Backlog at December 31, 2003 was $16.6 million compared to $20.5 million at December 31, 2002. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Gross Profit -- Gross profit was $12.1 million, or 46.8% of sales, in the first half of fiscal year 2004, as compared to $11.5 million, or 48.9% of sales, in the first half of fiscal year 2003. The higher gross profit margin last year was primarily due to the recognition of deferred revenues in Europe related to customer buy-offs on completed system installations with nominal associated costs. The lower margin in fiscal 2004 also reflected the need to use a higher level of outside contractor labor to install certain AutoGauge(R) systems in North America, as well as higher manufacturing and installation costs associated with the initial implementations related to new products. These margin reductions were partially offset by the incremental benefit from the strengthening Euro that yielded higher gross margins in Europe.

Selling, General and Administrative (SG&A) Expenses -- SG&A expenses decreased $142,000 to $5.7 million in the six months ended December 31, 2003, compared with last year. The decrease primarily reflected lower accruals for the Company's allowance for doubtful accounts and employee profit sharing plan that were partially offset by salary and benefit increases.

Engineering, Research and Development (R&D) Expenses -- Engineering and R&D expenses of $3.1 million in the six months ended December 31, 2003 were $68,000 higher the first half of fiscal 2003 due principally to salary and benefit increases.

Interest Income/Expense, net -- Net interest income was $140,000 in the first half of fiscal 2004 compared with net interest expense of $68,000 in the first half of fiscal 2003. There was no debt during the first half of fiscal 2004 and excess cash was invested in short term securities. Interest expense during the first half of 2003 was on an average debt of approximately $5.7 million.

Foreign Currency and Other- There was a net foreign currency gain of $614,000 in the first half of fiscal 2004 primarily due to the strengthening Euro compared with a foreign currency loss of $89,000 last year. Other income in the first half of fiscal 2004 of $138,000 compared to other income last year of $20,000 reflected the receipt of funds related to the settlement of all legal disputes with LMI Technologies, Inc. offset by certain costs incurred to secure the settlement as well as the reversal of certain costs previously expensed that were not required to be paid in the final settlement of the arbitration award with Speroni S.p.A., see Part II "Other Information", Item 1 "Legal Proceedings".

Income Taxes -- Income tax expense for the six-month periods ended December 31, 2003 and 2002 reflected the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents grew to $17.4 million at December 31, 2003, compared to $11.1 million at June 30, 2003. The $6.3 million increase in cash was primarily generated from operations. Net income of $2.6 million, non-cash add backs of $1.3 million and a reduction in receivables of $7.1 million more than offset uses of cash of $5.7 million for other current assets and accrued liabilities, $426,000 for accounts payable and $80,000 for inventories. The $7.1 million reduction in receivables primarily relates to increased cash collections due to the higher sales levels achieved in the second half of fiscal 2003. The $5.7 million use of cash for other current assets and accrued liabilities, primarily represents payments of approximately $2.3 million as settlement of the Speroni S.p.A. arbitration (discussed more fully in Part II "Other Information", Item 1 "Legal Proceedings" below), payments of $1.9 million for accrued 401K and profit sharing related to fiscal 2003 results and approximately $900,000 related to accrued tax liabilities.

Also during the six-month period, the Company received cash from stock option exercises of $576,000, had capital expenditures of $582,000 and had a favorable cash effect of $541,000 related to the impact of exchange rate changes, principally due to the strong Euro, on Company cash held in Euros.

During the six-month period, the Company's reserve for inventory obsolescence decreased $2,000 to $567,000 reflecting additional accruals for anticipated obsolescence of approximately $101,000 and disposals of $103,000 of inventory that had been reserved for at June 30, 2003. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the six months ended December 31, 2003, the Company's reserve for doubtful accounts decreased $128,000 to $547,000 reflecting charge-offs of $128,000. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. To date, the Company has not experienced any significant losses related to the collection of accounts receivable.

The Company has a $7.5 million collateral-based Credit Agreement with Comerica Bank, which expires on November 1, 2005. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The collateral for the loan is substantially all U.S. assets of the Company. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (4.00% as of January 31, 2004) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 3.0% as of January 31, 2004) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $7.5 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, plus the lesser of 25% of raw material located in the United States or $2.0 million, plus the lesser of 50% of finished goods inventory or $750,000 plus $4.2 million representing 60% of the appraised value of the Company's real property located in Plymouth, Michigan. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $31.9 million as of December 31, 2003. The borrowing base at December 31, 2003 was $7.5 million with no borrowings outstanding.

At December 31, 2003, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros. The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At December 31, 2003, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 289,000 Euros.

See Item 3, "Legal Proceedings" and Note 9 to the Consolidated Financial Statements, "Contingencies", of the Company's Annual Report on Form 10-K for fiscal year 2003, for a discussion of certain contingencies relating to the Company's liquidity, financial position and results of operations.

Based upon the Company's current business plan, the Company believes that available cash on hand, existing credit facilities and expected cash generated from operations will be sufficient to fund its currently anticipated cash flow requirements through Fiscal 2005. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statements.

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies" of the Company's Annual Report on Form 10-K for fiscal year 2003. There have been no material changes in the accounting policies followed by the Company during the first half of fiscal year 2004.

MARKET RISK INFORMATION

Perceptron's primary market risk is related to foreign exchange rates. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the U.S. The Company may from time to time have interest rate risk in connection with its borrowings.

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At December 31, 2003, the Company's percentage of sales commitments in non-U.S. currencies was approximately 46.9% or $7.8 million compared to 70% or $14.3 million at December 31, 2002. Sales commitments at December 31, 2002 included a single unusually large tooling program by a European customer that encompassed a number of plants around Europe.

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

At December 31, 2003, the Company had forward exchange contracts between the United States Dollar and the Euro in the notional amount of approximately $10.0 million. The forward exchange contracts are accounted for as cash flow hedges and have a weighted average settlement price of 1.16 Euros to the United States Dollar. The contracts outstanding at December 31, 2003, mature through December 8, 2004 and are intended to hedge the Company's investment in its German subsidiary. During the six months ended December 31, 2003, the Company recognized a charge of approximately $1.2 million in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts. Offsetting this amount was an increase in other comprehensive income (loss) for the translation effect of the Company's German subsidiary. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged. The Company did not engage in any hedging activities during the first half of fiscal year 2003.

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

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2004 and future revenue, order booking levels and earnings levels, the continued strength of the Euro and the ability of the Company to fund its currently anticipated fiscal 2004 and long term cash flow requirements. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the Automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, and the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive industry, which has from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in this industry. The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process. Because a significant portion of the Company's revenues are denominated in foreign currencies, and are translated for financial reporting purposes into U. S. Dollars, the level of the Company's reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U. S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company's expectations regarding future revenues, operating profits and net income are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company's expectations.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Information".

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were effective in causing the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the Securities and Exchange Commission's ("SEC") filing deadlines for these reports specified in the SEC's rules and forms. There have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2003 identified in connection with the Company's evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

The following disclosures update and should be read in conjunction with Item 3, "Legal Proceedings" of the Company's Form 10-K for the year ended June 30, 2003.

As previously disclosed in the Company's Form 10-Q for the quarter ended September 30, 2003, on October 15, 2003, the Company entered into a Settlement Agreement ("Agreement") with LMI Technologies, Inc. ("LMI"), Diffracto Limited, Sensor Adaptive Machines, Inc., Leonard Metcalfe, Neil Hummel and others that resolved all pending litigation matters between the parties. The Agreement settled the May 10, 2002 action the Company commenced against LMI et al. in the Ontario Superior Court of Justice-Commercial List, the February 21, 2003 suit filed by the Company against LMI in the United States District Court for the Eastern District of Michigan and the May 30, 2003 suit filed by LMI against the Company in the United States District Court for the Eastern District of Michigan that are discussed more fully in the Company's Form 10-K for the year ended June 30, 2003 under Item 3, Legal Proceedings. As part of the settlement, LMI agreed to pay the Company a cash settlement and the parties agreed to cross license certain intellectual property, including intellectual property that was the subject of the disputes.

On December 24, 2003, the Company entered into a Compromise and Settlement Agreement with Speroni S.p.A. that resolved the arbitration award that is discussed more fully in the Company's Form 10-K for the year ended June 30, 2003 under Item 3, Legal Proceedings. As a result of the settlement, on December 24, 2003, the Company paid Speroni S.p.A. approximately $2.3 million.

See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies -- Litigation and Other Contingencies" for a discussion of the Company's accounting policies regarding legal proceedings and other contingencies.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on December 8, 2003 at which the following action was taken:

    The Shareholders elected the following persons as the Company's Board of Directors, and the results of the vote on this matter were as follows:

               Name                            For            Withheld      Broker Non-Votes
    -------------------------               ---------         --------      ----------------

    David J. Beattie                        7,567,328         239,142              -
    Kenneth R. Dabrowski                    7,651,524         154,946              -
    Philip J. DeCocco                       7,567,828         238,642              -
    W. Richard Marz                         7,567,828         238,642              -
    Robert S. Oswald                        7,651,524         154,946              -
    Alfred A. Pease                         7,651,148         155,322              -
    James A. Ratigan                        7,651,524         154,946              -
    Terryll R. Smith                        7,651,524         154,946              -

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  (A)  Exhibits

                       10.39    Summary of 2004 Team Member Profit Sharing Plan.

                       31.1     Section 302 Certification of Chief Executive
                                Officer

                       31.2     Section 302 Certification of Chief Financial
                                Officer

                       32.1     Section 906 Certification of Chief Executive
                                Officer

                       32.2     Section 906 Certification of Chief Financial
                                Officer

                  (B)  Reports on Form 8-K

                  On November 6, 2003, the Company furnished a Form 8-K under
                  Item 12 -- "Results of Operations and Financial Condition" concerning the Company's press release announcing its financial results for the first quarter ended September 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PERCEPTRON, INC.
                                  (Registrant)


Date:  February 13, 2004        By:  /S/ Alfred A. Pease
                                     ------------------------------------------
                                     Alfred A. Pease
                                     President and Chief Executive Officer


Date:  February 13, 2004        By:  /S/ John J. Garber
                                     ------------------------------------------
                                     John J. Garber
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)


Date:  February 13, 2004        By:  /S/ Sylvia M. Smith
                                     ------------------------------------------
                                     Sylvia M. Smith
                                     Controller and Chief Accounting Officer
                                     (Principal Accounting Officer)

                                       EXHIBIT INDEX

                                        DESCRIPTION
               No.

               10.39    Summary of 2004 Team Member Profit Sharing Plan.

               31.1     Section 302 Certification of Chief Executive Officer

               31.2     Section 302 Certification of Chief Financial Officer

               32.1     Section 906 Certification of Chief Executive Officer

               32.2     Section 906 Certification of Chief Financial Officer