Form 10-Q
period 2004-03-31
PERCEPTRON INC/MI
filed 2004-05-14
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

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

         Yes [X]                         No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes [ ]                         No [X]

The number of shares outstanding of each of the issuer's classes of common stock as of May 7, 2004, was:

         Common Stock, $0.01 par value                 8,710,309
         -----------------------------             -----------------
                     Class                          Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
COVER                                                                       1

INDEX                                                                       2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                               3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10
Item 3.  Quantitative and Qualitative Disclosures about Market Risk        17
Item 4.  Controls and Procedures                                           18

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                                 18
Item 6.  Exhibits and Reports on Form 8-K                                  19

SIGNATURES                                                                 19

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 MARCH 31,                       MARCH 31,
(In Thousands, Except Per Share Amounts)                   2004            2003            2004            2003
                                                       ------------    ------------    ------------    ------------
NET SALES                                              $     12,359    $     15,967    $     38,234    $     39,495

COST OF SALES                                                 6,639           6,677          20,416          18,699
                                                       ------------    ------------    ------------    ------------
        GROSS PROFIT                                          5,720           9,290          17,818          20,796
                                                       ------------    ------------    ------------    ------------

OPERATING EXPENSES
        Selling, general and administrative                   2,897           3,095           8,597           8,937
        Engineering, research and development                 1,660           1,597           4,762           4,631
        Other expense                                           166               -             166               -
                                                       ------------    ------------    ------------    ------------
               Total operating expenses                       4,723           4,692          13,525          13,568
                                                       ------------    ------------    ------------    ------------

        OPERATING INCOME                                        997           4,598           4,293           7,228
                                                       ------------    ------------    ------------    ------------

OTHER INCOME AND (DEDUCTIONS)
        Interest expense                                         (1)              -              (1)           (151)
        Interest income                                          54              22             194             105
        Arbitration Charge (Note 8)                               -          (2,370)              -          (2,370)
        Foreign currency and other                               (5)             61             747              (8)
                                                       ------------    ------------    ------------    ------------
               Total other income and (deductions)               48          (2,287)            940          (2,424)
                                                       ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                    1,045           2,311           5,233           4,804

INCOME TAX EXPENSE                                              537           1,502           2,168           2,573
                                                       ------------    ------------    ------------    ------------

NET INCOME                                             $        508    $        809    $      3,065    $      2,231
                                                       ============    ============    ============    ============

EARNINGS PER COMMON SHARE
        Basic                                          $       0.06    $       0.10    $       0.36    $       0.27
        Diluted                                        $       0.05    $       0.09    $       0.33    $       0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                                 8,647           8,309           8,554           8,269
        Dilutive effect of stock options                        757             380             757             165
                                                       ------------    ------------    ------------    ------------
        Diluted                                               9,404           8,689           9,311           8,434
                                                       ============    ============    ============    ============

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31,      JUNE 30,
              In Thousands, Except Per Share Amount)                                  2004           2003
                                                                                   -----------    -----------
                                                                                   (Unaudited)
ASSETS

      CURRENT ASSETS
         Cash and cash equivalents                                                 $    21,546    $    11,101
         Receivables:
           Billed receivables, net of allowance for doubtful accounts                   14,679         22,955
              of $517 and $674, respectively
           Unbilled receivables                                                            888          1,170
           Other receivables                                                               439          1,474
         Inventories, net of reserves of $559 and $569, respectively                     6,570          6,809
         Deferred taxes and other current assets                                         1,531          1,365
                                                                                   -----------    -----------
           Total current assets                                                         45,653         44,874
                                                                                   -----------    -----------
      PROPERTY AND EQUIPMENT
         Building and land                                                               6,013          6,004
         Machinery and equipment                                                         9,715          9,682
         Furniture and fixtures                                                          1,068          1,063
                                                                                   -----------    -----------
                                                                                        16,796         16,749
         Less  -  Accumulated depreciation and amortization                             (8,721)        (8,459)
                                                                                   -----------    -----------
           Net property and equipment                                                    8,075          8,290
                                                                                   -----------    -----------

      DEFERRED TAX ASSET                                                                 6,054          6,250
                                                                                   -----------    -----------

      TOTAL ASSETS                                                                 $    59,782    $    59,414
                                                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES
         Accounts payable                                                          $     2,086    $     1,754
         Accrued liabilities and expenses                                                2,550          5,051
         Deferred revenue                                                                1,685          1,098
         Income taxes payable                                                            2,500          2,859
         Accrued compensation                                                            1,563          3,707
                                                                                   -----------    -----------
           Total current liabilities                                                    10,384         14,469
                                                                                   -----------    -----------

      SHAREHOLDERS' EQUITY
         Preferred stock - no par value, authorized 1,000 shares, issued none                -              -
         Common stock, $0.01 par value, authorized 19,000 shares, issued
           and outstanding 8,706 and 8,342, respectively                                    87             83
         Accumulated other comprehensive loss                                             (764)          (961)
         Additional paid-in capital                                                     42,468         41,281
         Retained earnings                                                               7,607          4,542
                                                                                   -----------    -----------
           Total shareholders' equity                                                   49,398         44,945
                                                                                   -----------    -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $    59,782    $    59,414
                                                                                   ===========    ===========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                         MARCH 31,
                      (In Thousands)                                                2004           2003
                                                                                 ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                              $     3,065    $    2,231
         Adjustments to reconcile net income
           to net cash provided from operating activities:
                 Depreciation and amortization                                           974           972
                 Stock option income tax benefit                                         359             -
                 Deferred income taxes                                                   195           221
                 Other                                                                    15            (9)
                 Changes in assets and liabilities, exclusive of changes shown
                    separately                                                         5,448         4,544
                                                                                 -----------    ----------
                        Net cash provided from operating activities                   10,056         7,959
                                                                                 -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Revolving credit borrowings                                                       -        11,121
         Revolving credit repayments                                                       -       (16,954)
         Repayment of long-term debt                                                       -        (1,040)
         Proceeds from stock plans                                                       831           105
                                                                                 -----------    ----------
                        Net cash provided from (used for) financing activities           831        (6,768)
                                                                                 -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                           (931)         (706)
                                                                                 -----------    ----------
                        Net cash used for investing activities                          (931)         (706)
                                                                                 -----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                             489           486
                                                                                 -----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             10,445           971
CASH AND CASH EQUIVALENTS, JULY 1                                                     11,101         8,143
                                                                                 -----------    ----------
CASH AND CASH EQUIVALENTS, MARCH 31                                              $    21,546    $    9,114
                                                                                 ===========    ==========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
         Receivables, net                                                        $    10,263    $      427
         Inventories, net                                                                239          (525)
         Accounts payable                                                                332        (1,108)
         Other current assets and liabilities                                         (5,386)        5,750
                                                                                 -----------    ----------
                                                                                 $     5,448    $    4,544
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

2.    INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out ("FIFO") method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is released. During the nine months ended March 31, 2004, the Company disposed of $111,000 of inventory that had been reserved for at June 30, 2003 and accrued approximately an additional $101,000 for anticipated obsolete inventory. Inventory, net of reserves at March 31, 2004 and June 30, 2003 of $559,000 and $569,000, respectively, is comprised of the following (in thousands):

                     MARCH 31,   JUNE 30,
                       2004        2003
                     ---------   --------
Component Parts      $   3,331   $  3,525
Work In Process            551        516
Finished Goods           2,688      2,768
                     ---------   --------
Total                $   6,570   $  6,809
                     =========   ========

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

Options to purchase 567,000 and 1,039,000 shares of common stock outstanding in the three months ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 526,000 and 1,116,000 shares of common stock were outstanding in the nine months ended March 31, 2004 and 2003, respectively, and were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

At March 31, 2004 the Company had forward exchange contracts between the United States Dollar and the Euro in the notional amount of approximately $11.0 million. The forward exchange contracts are accounted for as cash flow hedges and have a weighted average settlement price of 1.17 Euros to the United States Dollar. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At March 31, 2003, the Company had forward exchange contracts between the U.S. Dollar and the Euro in the notional amount of $3.0 million that matured on December 30, 2003.

5.    COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

       THREE MONTHS ENDED MARCH 31,             2004         2003
                                              ---------    --------
Net Income                                    $     508    $     809
Other Comprehensive Income:
   Foreign Currency Translation Adjustments        (532)         412
   Forward Contracts                                394          (29)
                                              ---------    ---------
Total Comprehensive Income                    $     370    $   1,192
                                              =========    =========

       NINE MONTHS ENDED MARCH 31,               2004        2003
                                              ---------    ---------
Net Income                                    $   3,065    $   2,231
Other Comprehensive Income:
   Foreign Currency Translation Adjustments       1,002        1,169

   Forward Contracts                               (805)         (29)
                                              ---------    ---------
Total Comprehensive Income                    $   3,262    $   3,371
                                              =========    =========

6.    CREDIT FACILITIES

         The Company has a $7.5 million collateral-based Credit Agreement with Comerica Bank, which expires on November 1, 2005. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The collateral for the loan is substantially all U.S. assets of the Company. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (4.00% as of March 31, 2004) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 3.0% as of March

31, 2004) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $7.5 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, plus the lesser of 25% of raw material located in the United States or $2.0 million, plus the lesser of 50% of finished goods inventory or $750,000 plus $4.2 million representing 60% of the appraised value of the Company's real property located in Plymouth, Michigan. The Credit Agreement prohibits the Company from paying dividends without the prior written consent of the bank. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $32.2 million as of March 31, 2004. The borrowing base at March 31, 2004 was $7.5 million with no borrowings outstanding.

At March 31, 2004, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros. The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2004, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 289,000 Euros.

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

                                 THREE MONTHS     THREE MONTHS     NINE MONTHS      NINE MONTHS
                                     ENDED            ENDED          ENDED            ENDED
                                MARCH 31, 2004   MARCH 31, 2003   MARCH 31, 2004   MARCH 31, 2003
                                --------------   --------------   --------------   --------------
Net Income
As Reported                       $      508       $      809       $    3,065       $    2,231
Pro Forma                         $      378       $      724       $    2,713       $    1,968

Earnings Per Share - Diluted
As Reported                       $     0.05       $     0.09       $     0.33       $     0.26
Pro Forma                         $     0.04       $     0.08       $     0.29       $     0.23

The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, was as follows:

                                      THREE MONTHS     THREE MONTHS       NINE MONTHS      NINE MONTHS
                                          ENDED           ENDED              ENDED            ENDED
                                     MARCH 31, 2004   MARCH 31, 2003    MARCH 31, 2004   MARCH 31, 2003
                                     --------------   --------------    --------------   --------------
Weighted Average Estimated Fair
Value Per Share Of Options Granted     $     4.26       $    1.50         $     4.49       $     1.23
During The Period
Assumptions:
   Amortized Dividend Yield                     -               -                  -                -
   Common Stock Price Volatility            26.32%          67.22%             64.91%           85.57%
   Risk Free Rate Of Return                  3.38%           3.00%              3.20%            3.00%
Expected Option Term (in years)                 5               5                  5                5

8.    COMMITMENTS AND CONTINGENCIES

Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below. See the Company's 2003 Annual Report on Form 10-K for a more detailed discussion regarding certain of these matters.

On March 15, 2004, the Company entered into a Settlement Agreement with MERILab, Inc. and others that resolved the suit filed by MERILab against the Company in the United States District Court for the District of Colorado that is discussed more fully in the Company's Form 10-K for the year ended June 30, 2003 under
Item 3, "Legal Proceedings". As part of the settlement, MERILab and the Company entered into a supply agreement pursuant to which the Company will supply sensors to MERILab and the Company agreed to license to MERILab certain intellectual property that was the subject of the dispute.

As previously disclosed in the Company's Form 10-Q for the quarter ended September 30, 2003, on October 15, 2003, the Company entered into a Settlement Agreement ("Agreement") with LMI Technologies, Inc. ("LMI"), Diffracto Limited, Sensor Adaptive Machines, Inc., Leonard Metcalfe, Neil Hummel and others that resolved all pending litigation matters between the parties. The Agreement settled the May 10, 2002 action the Company commenced against LMI et al. in the Ontario Superior Court of Justice-Commercial List, the February 21, 2003 suit filed by the Company against LMI in the United States District Court for the Eastern District of Michigan and the May 30, 2003 suit filed by LMI against the Company in the United States District Court for the Eastern District of Michigan that are discussed more fully in the Company's Form 10-K for the year ended June 30, 2003 under Item 3, "Legal Proceedings". As part of the settlement, LMI agreed to pay the Company a cash settlement and the parties agreed to cross license certain intellectual property, including intellectual property that was the subject of the disputes.

The arbitration charge of $2.4 million in the third quarter of fiscal 2003 was due to the arbitration award against the Company's wholly-owned subsidiary Perceptron B.V that is discussed more fully in the Company's Form 10-K for the year ended June 30, 2003 under Item 3, "Legal Proceedings". As previously disclosed in the Company's Form 10-Q for the quarter ended December 31, 2003, on December 24, 2003, the Company entered into a Compromise and Settlement Agreement with Speroni S.p.A. that resolved the arbitration award. As a result of the settlement, on December 24, 2003, the Company paid Speroni S.p.A. approximately $2.3 million.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2003 under Item 3, "Legal Proceedings", the Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21,

2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the forest products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $4.9 million using a June 30, 2003 exchange rate. The Company intends to vigorously defend GDS' claims.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

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

The Company reported net income of $508,000, or $0.06 per share, for the third quarter of fiscal 2004, compared to net income of $809,000 or $0.10 per share, in the third quarter ended March 31, 2003.

Sales - Net sales of $12.4 million for the third quarter of fiscal 2004 were down $3.6 million, compared with the same period one year ago principally due to the higher than normal European sales last year. Sales of the Company's Automated Systems Group were $8.6 million compared to $13.1 million last year. Sales of the Technology Components Group were $2.4 million compared to $1.8 million last year. Value Added Services sales were $1.4 million compared to $1.1 million last year. Sales by geographic region were as follows: North America sales were approximately $5.6 million this year compared to $5.4 million last year, European sales were approximately $6.4 million this year compared to $10.1 million last year, and Asian sales were approximately $400,000 this year compared to $500,000 last year. The lower sales in Europe resulted primarily from lower Automated Systems sales that were down approximately $4.2 million compared to last year when AutoGauge(R) systems associated with a customer's major new vehicle tooling program were delivered to a number of its plants in Europe. The European sales decrease from last year was partially offset by the strong Euro that based on conversion rates in effect this quarter added approximately $800,000 more in sales than the comparable rates in the third quarter of fiscal 2003 would have yielded. The balance of the sales change in both North America and Europe was primarily a function of the timing of customer orders.

Bookings & Backlog - The Company had new order bookings during the quarter of $15.0 million compared with new order bookings of $12.4 million in the second quarter of fiscal 2004 and $14.0 million for the third quarter of fiscal 2003. New orders for the Automated Systems Group were $12.1 million compared to $11.2 million last year. Orders for the Technology Components Group were $1.8 million compared to $2.0 million last year. Orders for the Value Added Services Group were $1.1 million compared to $.9 million for last year. The Company's backlog was $19.3 million as of March 31, 2004 compared with $16.6 million as of December 31, 2003 and $18.6 million as of March 31, 2003. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Gross Profit - Gross profit was $5.7 million, or 46.3% of sales, in the third quarter of fiscal year 2004, as compared to $9.3 million, or 58.2% of sales, in the third quarter of fiscal year 2003. The gross profit reduction of $3.6 million from last year was primarily due to loss of incremental gross profit related to the lower level of sales this year. Manufacturing and installation costs, which are relatively fixed, were 27.1% of sales this quarter compared to
19.3 % in the same quarter last year when sales were much higher and were the primary reason for the reduction in the gross profit margin percentage. The gross profit margin percentage last year was also favorably impacted by the recognition of deferred revenues in Europe related to customer buy-off on completed system installations with nominal associated costs. Higher sales of low margin forest product sensors this year also reduced the gross profit margin percentage. The current period margin reductions were partially offset by the incremental benefit from the strengthening Euro that had the effect of increasing gross profit margins in Europe.

Selling, General and Administrative (SG&A) Expenses - SG&A expenses were $2.9 million in the quarter ended March 31, 2004 compared to $3.1 million in the third quarter of fiscal 2003. The decrease primarily reflected lower accruals in fiscal 2004 for the Company's allowance for doubtful accounts, Michigan single business tax, and the employee profit sharing plan that were partially offset by salary and benefit increases and the impact of the strong Euro on SG&A expenses in the Company's European subsidiary.

Engineering, Research and Development (R&D) Expenses - Engineering and R&D expenses of $1.7 million in the quarter ended March 31, 2004 were $63,000 higher than the third quarter of fiscal 2003 due principally to salary and benefit increases and spending on product development that were partially offset by lower accruals for employee profit sharing.

Other Expense - Other expense this quarter included a $166,000 loss on the disposition of a fixed asset.

Interest Income/Expense, net - Net interest income was $53,000 in the third quarter of fiscal 2004 compared with net interest income of $22,000 in the third quarter of fiscal 2003. The higher interest income this quarter is the result of higher average cash balances available for investment in short term securities.

Arbitration Charge - The arbitration charge of $2.4 million in the third quarter of fiscal 2003 was due to the arbitration award against the Company's wholly-owned subsidiary Perceptron B.V. that is discussed more fully in the Company's Form 10-K for the year ended June 30, 2003 under Item 3, "Legal Proceeding". On December 24, 2003, the Company entered into a Compromise and Settlement Agreement with Speroni S.p.A. that resolved the arbitration award. As a result of the settlement, on December 24, 2003, the Company paid Speroni S.p.A. approximately $2.3 million.

Foreign Currency and Other - There was a net foreign currency loss of $18,000 during the third quarter of fiscal 2004 compared with a net foreign currency gain of $58,000 during the same period last year.

Income Taxes - Income tax expense for the three-month periods ended March 31, 2004 and 2003 reflected the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates.

Outlook - In the near term the Company expects fourth quarter fiscal year 2004 results to be at least comparable to third quarter fiscal year 2004. The Company's sales forecast for the year as a whole is expected to be in the range of $50 million to $52 million, depending in part upon the relative strength of the dollar against the Euro. As previously reported, in the longer term the automotive industry's current focus on introducing new vehicles more frequently to satisfy their customers' changing requirements is a positive indicator for the Company's future rate of new orders. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

 NINE MONTHS ENDED MARCH 31, 2004, COMPARED TO NINE MONTHS ENDED MARCH 31, 2003

Overview - The Company reported net income of $3.1 million, or $0.36 per share, for the nine months ended March 31, 2004, compared with net income of $2.2 million, or $0.27 per share for the nine months ended March 31, 2003.

Sales - Sales in the first nine months of fiscal 2004 were $38.2 million, compared to $39.5 million for the nine months ended March 31, 2003. Sales of the Company's Automated Systems Group were $26.7 million compared to $29.7 million last year. Technology Components Group sales were $7.9 million compared to $6.3 million last year. Value Added Services Group sales were $3.6 million compared to $3.5 million last year. Sales by geographic region were as follows: North America sales were approximately $20.5 million this year compared to $19.3 million last year, European sales were approximately $15.6 million this year compared to $18.5 million last year, and Asian sales were approximately $1.1 million this year compared to $1.7 million last year. The sales increase in North America was spread over the Company's product lines. The sales decrease in Europe resulted from lower Automated Systems sales that were down approximately $3.8 million compared to last year when AutoGauge(R) systems associated with a customer's major new vehicle tooling program were delivered to a number of its plants in Europe. The European sales decrease was partially offset by the strong Euro that based on conversion rates in effect for fiscal year 2004 added approximately $2.1 million more in sales than the comparable rates for the same period of fiscal 2003 would have yielded. The sales decrease in Asia was due to the timing of customer orders.

Bookings & Backlog - New order bookings for the nine months ended March 31, 2004 were $39.4 million compared to $42.9 million for the same period one year ago. New orders for the Automated Systems Group were $28.1 million compared to $34.5 million last year. The high level of orders last year was principally due to bookings for $32.7 million of AutoGauge(R) systems of which $15.5 million was placed by European Automotive manufacturers. Orders for the Technology Components Group were $7.1 million compared to $5.7 million last year. Orders for the Value Added Services Group were $4.2 million compared to $2.7 million last year. Backlog at March 31, 2004 was $19.3 million compared to $18.6 million at March 31, 2003. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Gross Profit - Gross profit was $17.8 million, or 46.6% of sales, for the nine months ended March 31, 2004, as compared to $20.8 million, or 52.6% of sales, for the nine months ended March 31, 2003. The gross profit reduction of $3.0 from last year was primarily due to reduced incremental gross profit related to the lower level of sales this year. Manufacturing and installation costs, were 25.5% of sales this nine-month period compared to 20.2 % last year when sales were higher and were the primary reason for the reduction in the gross profit margin percentage. The gross profit margin percentage last year was also favorably impacted by the recognition of deferred revenues in Europe related to customer buy-off on completed system installations with nominal associated costs. The current period margin reductions were partially offset by the incremental benefit from the strengthening Euro that had the effect of increasing gross margins in Europe.

Selling, General and Administrative (SG&A) Expenses - SG&A expenses decreased $340,000 to $8.6 million in the nine months ended March 31, 2004, compared with last year. The decrease primarily reflected lower accruals for the Company's allowance for doubtful accounts and the employee profit sharing plan that were partially offset by salary and benefit increases and the impact of the strong Euro on SG&A expenses in the Company's European subsidiary.

Engineering, Research and Development (R&D) Expenses - Engineering and R&D expenses of $4.8 million in the nine months ended March 31, 2004 were $131,000 higher than in the nine months ended March 31, 2003 due principally to salary and benefit increases and spending on product development that were partially offset by lower accruals for employee profit sharing.

Other Expense - Other expense this year reflected a $166,000 loss on the disposition of a fixed asset.

Interest Income/Expense, net - Net interest income was $193,000 in the nine months ended March 31, 2004 compared with net interest expense of $46,000 in the nine months ended March 31, 2003 reflecting the fact that the Company paid off its revolving credit debt in February of 2003 and has remained debt free during fiscal 2004.

Arbitration Charge - The arbitration charge of $2.4 million in fiscal 2003 was due to the arbitration award against the Company's wholly-owned subsidiary Perceptron B.V. that is discussed more fully in the Company's Form 10-K for the year ended June 30, 2003 under Item 3, "Legal Proceeding". On December 24, 2003, the Company entered into a Compromise and Settlement Agreement with Speroni S.p.A. that resolved the arbitration award. As a result of the settlement, on December 24, 2003, the Company paid Speroni S.p.A. approximately $2.3 million.

Foreign Currency and Other - There was a net foreign currency gain of $596,000 for the nine months ended March 31, 2004 primarily due to the strengthening Euro compared with a foreign currency loss of

$31,000 during the same period last year. Other income, net was $151,000 in the nine months ended March 31, 2004 compared to other income last year of $23,000. During the nine months ended March 31, 2004, the Company recorded income related to the settlement of all legal disputes with LMI Technologies, Inc. which was offset by certain costs incurred to secure the settlement as well as the reversal of certain costs previously expensed that were not required to be paid in the final settlement of the arbitration award with Speroni S.p.A., see Part II "Other Information", Item 1 "Legal Proceedings".

Income Taxes - Income tax expense for the nine-month periods ended March 31, 2004 and 2003 reflected the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents grew to $21.5 million at March 31, 2004, compared to $11.1 million at June 30, 2003. The $10.4 million increase in cash was primarily generated from operations. Net income of $3.1 million, non-cash add backs of $1.5 million and a reduction in receivables of $10.3 million more than offset uses of cash of $5.4 million for other current assets and accrued liabilities, $332,000 for accounts payable and $239,000 for inventories. The $10.3 million reduction in receivables primarily relates to increased cash collections due to the higher sales levels achieved in the second half of fiscal 2003. The $5.4 million use of cash for other current assets and accrued liabilities, primarily represents payments of approximately $2.3 million as settlement of the Speroni S.p.A. arbitration (discussed more fully in Part II "Other Information", Item 1 "Legal Proceedings" below), payments of $2.1 million for accrued profit sharing and 401K related to fiscal 2003 results and approximately $1.0 million related to other accrued liabilities and taxes payable.

Also during the nine-month period, the Company received cash from stock option exercises of $831,000, had capital expenditures of $931,000 and had a favorable cash effect of $489,000 related to the impact of exchange rate changes, principally due to the strong Euro, on Company cash held in Euros.

During the nine-month period, the Company's reserve for inventory obsolescence decreased $10,000 to $559,000 reflecting additional accruals for anticipated obsolescence of approximately $101,000 and disposals of $111,000 of inventory that had been reserved for at June 30, 2003. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the nine months ended March 31, 2004, the Company's reserve for doubtful accounts decreased $157,000 to $517,000 reflecting charge-offs of $158,000. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. To date, the Company has not experienced any significant losses related to the collection of accounts receivable.

The Company has a $7.5 million collateral-based Credit Agreement with Comerica Bank, which expires on November 1, 2005. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The collateral for the loan is substantially all U.S. assets of the Company. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (4.00% as of March 31, 2004) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 3.0% as of March 31, 2004) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $7.5 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, plus the lesser of 25% of raw material located in the United States or $2.0 million, plus the lesser of 50% of finished goods inventory or $750,000 plus $4.2 million representing 60% of the appraised value of the Company's real property located in Plymouth, Michigan. The Credit Agreement prohibits the Company from paying dividends without the prior written consent of the bank. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $32.2 million as of March 31, 2004. The borrowing base at March 31, 2004 was $7.5 million with no borrowings outstanding.

At March 31, 2004, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros. The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2004, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 289,000 Euros.

See Note 8 to the Consolidated Financial Statements, "Commitments and Contingencies", contained in this Quarterly Report on Form 10-Q, Item 3, "Legal Proceedings" and Note 9 to the Consolidated Financial Statements,
"Contingencies", of the Company's Annual Report on Form 10-K for fiscal year 2003, for a discussion of certain contingencies relating to the Company's liquidity, financial position and results of operations.

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

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of the Company's Annual Report on Form 10-K for fiscal year 2003. There have been no material changes in the accounting policies followed by the Company during the nine months of fiscal year 2004.

MARKET RISK INFORMATION

Perceptron's primary market risk is related to foreign exchange rates. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the U.S. The Company may from time to time have interest rate risk in connection with its borrowings.

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At March 31, 2004, the Company's percentage of sales commitments in non-U.S. currencies was approximately 45.5% or $8.8 million compared to 41% or $7.7 million at March 31, 2003.

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

At March 31, 2004, the Company had forward exchange contracts between the United States Dollar and the Euro in the notional amount of approximately $11.0 million. The forward exchange contracts are accounted for as cash flow hedges and have a weighted average settlement price of 1.17 Euros to the United States Dollar. The contracts outstanding at March 31, 2004, mature through December 8, 2004 and are intended to hedge the Company's investment in its German subsidiary. During the nine months ended March 31, 2004, the Company recognized a charge of approximately $805,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts. Offsetting this amount was an increase in other comprehensive income (loss) for the translation effect of the Company's German subsidiary. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At March 31, 2003, the Company had forward exchange contracts between the U.S. Dollar and the Euro in the notional amount of $3.0 million that matured on December 30, 2003.

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

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2004 and future revenue, order booking levels and earnings levels, the continued strength of the Euro and the ability of the Company to fund its currently anticipated fiscal 2004 and long term cash flow requirements. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the Automotive industry's retooling programs, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, and the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive industry, which has from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in this industry. The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process. Because a significant portion of the Company's revenues are denominated in foreign currencies, and are translated for financial reporting purposes into U.S. Dollars, the level of the Company's reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company's expectations regarding future revenues, operating profits and net income are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company's expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the Company's disclosure controls and procedures were effective in causing the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the Securities and Exchange Commission's ("SEC") filing deadlines for these reports specified in the SEC's rules and forms. There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2004 identified in connection with the Company's evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following disclosures update and should be read in conjunction with Item 3, "Legal Proceedings" of the Company's Form 10-K for the year ended June 30, 2003.

As previously disclosed in the Company's Form 10-Q for the quarter ended September 30, 2003, on October 15, 2003, the Company entered into a Settlement Agreement ("Agreement") with LMI Technologies, Inc. ("LMI"), Diffracto Limited, Sensor Adaptive Machines, Inc., Leonard Metcalfe, Neil Hummel and others that resolved all pending litigation matters between the parties. The Agreement settled the May 10, 2002 action the Company commenced against LMI et al. in the Ontario Superior Court of Justice-Commercial List, the February 21, 2003 suit filed by the Company against LMI in the United States District Court for the Eastern District of Michigan and the May 30, 2003 suit filed by LMI against the Company in the United States District Court for the Eastern District of Michigan that are discussed more fully in the Company's Form 10-K for the year ended June 30, 2003 under Item 3, "Legal Proceedings". As part of the settlement, LMI agreed to pay the Company a cash settlement and the parties agreed to cross license certain intellectual property, including intellectual property that was the subject of the disputes.

As previously disclosed in the Company's Form 10-Q for the quarter ended December 31, 2003, on December 24, 2003, the Company entered into a Compromise and Settlement Agreement with Speroni S.p.A. that resolved the arbitration award that is discussed more fully in the Company's Form 10-K for the year ended June 30, 2003 under Item 3, "Legal Proceedings". As a result of the settlement, on December 24, 2003, the Company paid Speroni S.p.A. approximately $2.3 million.

On March 15, 2004, the Company entered into a Settlement Agreement with MERILab, Inc. and others that resolved the suit filed by MERILab against the Company in the United States District Court for the District of Colorado that is discussed more fully in the Company's Form 10-K for the year ended June 30, 2003 under
Item 3, "Legal Proceedings". As part of the settlement, MERILab and the Company entered into a supply agreement pursuant to which the Company will supply sensors to MERILab and the Company agreed to license to MERILab certain intellectual property that was the subject of the dispute.

See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Litigation and Other Contingencies" for a discussion of the Company's accounting policies regarding legal proceedings and other contingencies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   Exhibits

            31.1   Section 302 Certification of Chief Executive Officer

            31.2   Section 302 Certification of Chief Financial Officer

            32.1   Section 906 Certification of Chief Executive Officer

            32.2   Section 906 Certification of Chief Financial Officer

      (B)   Reports on Form 8-K

      On February 10, 2004, the Company furnished a Form 8-K under Item 12 - "Results of Operations and Financial Condition" concerning the Company's press release announcing its financial results for the second quarter ended December 31, 2003.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PERCEPTRON, INC.
                                 (Registrant)

Date: May 14, 2004                By: /S/ Alfred A. Pease
                                      ------------------------------------------
                                      Alfred A. Pease
                                      President and Chief Executive Officer

Date: May 14, 2004                By: /S/ John J. Garber
                                      ------------------------------------------
                                      John J. Garber
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

Date: May 14, 2004                By: /S/ Sylvia M. Smith
                                      ------------------------------------------
                                      Sylvia M. Smith
                                      Controller and Chief Accounting Officer
                                      (Principal Accounting Officer)

EXHIBITS NO                      DESCRIPTION
-----------                      -----------
Ex -          31.1   Section 302 Certification of Chief Executive Officer

Ex -          31.2   Section 302 Certification of Chief Financial Officer

Ex -          32.1   Section 906 Certification of Chief Executive Officer

Ex -          32.2   Section 906 Certification of Chief Financial Officer