Form 10-K
period 2004-06-30
PERCEPTRON INC/MI
filed 2004-09-27
CIK 887226

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004 OR

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

             Yes [X]                                  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

             Yes [ ]                                  No [X]

The aggregate market value of the voting stock held as of the registrant's most recently completed second fiscal quarter by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2003, as reported by The Nasdaq Stock Market, was approximately $64,300,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 16, 2004, was 8,745,700.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

             Document                          Incorporated by reference in:
     Proxy Statement for 2004
  Annual Meeting of Shareholders                  Part III, Items 10-14

--------------------------------------------------------------------------------

                                     PART I

ITEM 1: BUSINESS

GENERAL

Perceptron, Inc. ("Perceptron" or the "Company") designs, develops, manufactures and markets information-based measurement and inspection solutions for process improvement. Perceptron's product offerings are designed to improve quality, increase productivity and decrease costs in manufacturing and product development. Among the solutions offered by the Company are: 1) Laser-based gauging systems that provide 100% in-line measurement for reduction of process variation; 2) Systems that guide robots in a variety of automated assembly applications; 3) Systems that inspect the quality of painted surfaces, and; 4) Technology components and software for the Coordinate Measurement Machine (CMM), portable CMM, wheel alignment, reverse engineering, digitizing, inspection and forest products industry.

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

AutoGauge(R) is built on a hardware, software and communications platform called IPNet(R). The IPNet(R) platform uses Internet technology to disseminate critical manufacturing and quality information on a real-time basis throughout a plant or enterprise. IPNet(R) also communicates to wireless devices such as Palm(TM) Pilots and web phones. Other advantages of the IPNet(R) platform include: A Windows based architecture allowing integration of third party hardware and software, a new graphics based user interface, and greater flexibility to distribute sensors throughout the manufacturing process at lower cost.

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

AutoScan(R): These systems provide a fast, non-contact method of gathering data for the analysis of the surface contour of a part or product. These systems use a robot mounted Contour Probe(R) sensor specifically designed to "scan" a part as the robot moves throughout its path. The AutoScan(R) system measures and collects the "point cloud data" required for contour analysis by third party analysis software. This allows the part's shape to be automatically scanned and compared to a computer-generated design.

AutoSpect(R): These in-line, non-contact systems are used in auto assembly plants to monitor and measure the quality of the vehicle's paint finish. The system measures and generates objective, repeatable, reproducible ratings of the painted surface. AutoSpect(R) systems are fully automatic and monitor 100% of painted vehicle production. AutoSpect(R) measures the key elements of a paint finish most visible to the consumer: gloss, orange peel, and DORI (distinctness of reflected image). The AutoSpect(R) system has been upgraded to the IPNet(R) platform and shares many of the same components as the AutoGauge(R) system. Perceptron also offers a portable, battery powered version of the AutoSpect(R) paint quality measurement system.

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

ScanWorks(TM) is a hardware/software component set that allows customers to add digitizing capabilities to their machines or systems. The use of the ScanWorks(TM) software and the Contour Probe(R) sensor enables users to collect, display, manipulate and export large sets of "point cloud data" from portable CMMs.

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

Forest Products: Under the terms of an existing Sensor Supply and Manufacturing License Agreement between the Company and USNR ("Sensor Supply Agreement"), the Company continues to manufacture and supply Tricam(R) sensors to USNR for use in various optimizing applications. In August 2003, the Company ceased the manufacture of LASAR(R) sensors and, as required by the terms of the Sensor Supply Agreement, the Company granted a non-exclusive, perpetual worldwide license to USNR to manufacture LASAR(R) sensors primarily intended for sale to operators of wood processing facilities (e.g., sawmills, planer mills, panel mills, etc.).

                              VALUE ADDED SERVICES

The Company provides additional services including: training, field service, launch support services, consulting services, maintenance agreements, repairs, upgrades, spare part sales and software tools.

SALES AND MARKETING

The Company markets its products directly to end users, and through system integrators, VARs and OEMs.

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

The Company's principal customers have historically been automotive companies that the Company either sells to directly or through system integrators or OEMs. The Company's products are typically purchased for installation in connection with re-tooling programs undertaken by these companies. The number and timing of re-tooling programs vary from year to year and are subject to postponement by customers due to economic conditions or otherwise. Because the Company's annual sales are dependent on the timing of customers' re-tooling programs, annual aggregate sales and sales by customer vary significantly from year to year, as do the Company's largest customers. For the fiscal years ended June 30, 2004, 2003 and 2002, approximately 40%, 33% and 44%, respectively, of total revenues from continuing operations were derived from the Company's four largest automotive customers (General Motors, Ford, DaimlerChrysler and Volkswagen). For the fiscal years ended June 30, 2004, 2003 and 2002, approximately, 12%, 22% and 19%, respectively, of net sales from continuing operations, were to system integrators and OEMs for the benefit of the same four automotive customers. These numbers reflect consolidations that have occurred within the automotive industry. During the fiscal year ended June 30, 2004, sales to General Motors and DaimlerChrysler were 18.5% and 11.2%, respectively, of the Company's total net sales.

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

MANUFACTURING AND SUPPLIERS

The Company's manufacturing operations consist primarily of final assembly, testing and integration of the Company's software with individual components such as printed circuit boards manufactured by third parties according to the Company's designs. The Company believes a low level of vertical integration gives it significant manufacturing flexibility and minimizes total product costs.

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

INTERNATIONAL OPERATIONS

Europe: The Company's European operations contributed approximately 42%, 46%, and 36%, of the Company's revenues from continuing operations during the fiscal years ended June 30, 2004, 2003 and 2002, respectively. The Company's wholly-owned subsidiary, Perceptron Europe B.V. ("Perceptron B.V."), formed in The Netherlands, holds a 100% equity interest in Perceptron (Europe) GmbH ("Perceptron GmbH"). Perceptron GmbH is located in Munich, Germany and is the operational headquarters for the European market. Perceptron GmbH holds a 100% interest in Perceptron E.U.R.L. located in Voisins le Bretonneux, France and a 100% interest in Perceptron Iberica SL located in Vitoria, Spain. At June 30, 2004, the Company employed 56 people in its European operations.

Asia: The Company operates a direct sales, application and support office in Tokyo, Japan to service customers in Asia.

South America: The Company has a direct sales, application and support office in Sao Paulo, Brazil to service customers in South America.

The Company's foreign operations are subject to certain risks typically encountered in such operations, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic and local policies of foreign governments, and the laws and policies of the U.S. and local governments affecting foreign trade and investment. For information regarding net sales and identifiable assets of the Company's foreign operations, see Note 13 to the Consolidated Financial Statements, "Geographic Information".

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

The Company believes that there may be other entities, some of which may be substantially larger and have sub-stantially greater resources than the Company, which may be engaged in the development of technology and products, that could prove to be competitive with those of the Company. In addition, the Company believes that certain existing and potential customers may be capable of internally developing their own technology. There can be no assurance that the Company will be able to successfully compete with any such entities, or that any competitive pressures will not result in price erosion or other factors, which will adversely affect the Company's financial performance.

BACKLOG

As of June 30, 2004, the Company had a backlog of $19.1 million, compared to $18.2 million at June 30, 2003. Most of the backlog is subject to cancellation by the customer. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in its backlog by June 30, 2005.

RESEARCH AND DEVELOPMENT

The Company has multiple development initiatives focused on new products to: increase penetration in existing markets; expand into new and adjacent markets; and to diversify into new, non-adjacent markets. The Company also has multiple development initiatives focused on the continuous improvement of our existing products and systems to: reduce material and installation costs; to enhance performance; to add new features and functionality; and to incorporate appropriate new technologies as they emerge.

The Company's research, development and engineering activities are currently focused on: high-accuracy, laser-based dimensional sensors; high-accuracy, high-throughput scanning sensors; complex feature recognition algorithms; specialized three-dimensional metrology software; manufacturing process display and analysis software; control system and robotic interface software; and related cell and system hardware. As of June 30, 2004, 49 persons employed by the Company were focused primarily on research, development and engineering.

For the fiscal years ended June 30, 2004, 2003 and 2002, the Company's research, development and engineering expenses were $7.0 million, $6.3 million, and $6.6 million, respectively.

PATENTS, TRADE SECRETS AND CONFIDENTIALITY AGREEMENTS

As of June 30, 2004, the Company has been granted 26 U.S. patents and has pending 14 U.S. patent applications, which relate to various products and processes manufactured, used, and/or sold by the Company. The Company also has been granted 16 foreign patents in Canada, Europe and Japan and has 24 patent applications pending in foreign locations. The U.S. patents expire from 2005 through 2023 and the Company's existing foreign patent rights expire from 2008 through 2017. In addition, the Company holds perpetual licenses to more than 42 other U.S. patents including rights to practice 6 patents for non-forest product related applications that were assigned to USNR in conjunction with the sale of the Forest Products business unit. The expiration dates for these licensed patents range from 2004 to 2020.

The Company has registered, and continues to register, various trade names and trademarks including Perceptron(R), AutoGauge(R), IPNet(R), AutoFit(R), AutoGuide(R), AutoScan(R), AutoSpect(R), Contour Probe(R), OptiFlex(R), TriCam(R), Veristar(R), WheelWorks(R), Virtual Fixturing(R) and LASAR(R), among others, which are used in connection with the conduct of its business. Trademarks that have been approved for registration or are awaiting issuance include AutoSolve(TM) and ScanWorks(TM).

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

EMPLOYEES

As of June 30, 2004, the Company employed 218 persons. None of the employees is covered by a collective bargaining agreement and the Company believes its relations with its employees to be good.

AVAILABLE INFORMATION

The Company's Internet address is www.perceptron.com. There the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, filed or furnished after the date of this Form 10-K, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports can be accessed through the Company section of the website. The information found on the Company's website is not part of this or any report the Company files with, or furnishes to, the SEC.

ITEM 2: PROPERTIES

Perceptron's principal domestic facilities consist of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company. In addition, the Company leases a 1,500 square meter facility in Munich, Germany and leases office space in Voisins le Bretonneux, France; Sao Paulo, Brazil and Tokyo, Japan. The Company believes that its current facilities are sufficient to accommodate its requirements through fiscal year 2005.

ITEM 3: LEGAL PROCEEDINGS

The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $5.0 million using a June 30, 2004 exchange rate. Carbotech has filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS' claims.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Litigation and Other Contingencies" for a discussion of the Company's accounting policies regarding legal proceedings and other contingencies.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

                                     PART II

ITEM5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND ISSUER PURCHASES OF EQUITY SECURITIES

Perceptron's Common Stock is traded on The NASDAQ Stock Market's National Market under the symbol "PRCP". The following table shows the reported high and low sales prices of Perceptron's Common Stock for the fiscal year periods indicated:

                                                         PRICES
                                                         ------
                                                     LOW        HIGH
                                                     ---        ----
FISCAL 2004
Quarter through September 30, 2003                  $5.23      $9.28
Quarter through December 31, 2003                   $5.16      $8.04
Quarter through March 31, 2004                      $6.71      $7.89
Quarter through June 30, 2004                       $6.20      $7.60

FISCAL 2003
Quarter through September 30, 2002                  $0.97      $2.15
Quarter through December 31, 2002                   $1.11      $2.25
Quarter through March 31, 2003                      $2.10      $3.10
Quarter through June 30, 2003                       $2.43      $6.08

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

The approximate number of shareholders of record on September 16, 2004, was 232.

The information pertaining to the securities the Company has authorized for issuance under equity compensation plans is hereby incorporated by reference to
Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plan Information". For more information about the Company's equity compensation plans, see Note 11 of Notes to the Consolidated Financial Statements, "Stock Option Plans", included in Item 8 of this report.

On August 9, 2004, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $2.0 million of the Company's common stock. The Company may buy shares of its common stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time.

ITEM 6: SELECTED FINANCIAL DATA

The selected statement of operations and balance sheet data presented below are derived from the Company's consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          TWELVE MONTHS ENDED
                                                               JUNE 30,
                                         ------------------------------------------------------
STATEMENT OF OPERATIONS DATA: (1, 2)          2004      2003      2002       2001(3)      2000
Net sales                                  $53,393   $54,679   $ 43,943    $ 40,430    $ 57,347
Gross profit                                25,100    27,534     19,641      17,085      28,697
Operating income (loss)                      5,630     8,548      1,170      (4,046)      4,231
Income (loss) before income taxes            6,653     6,124        759      (4,647)      3,973
Income (loss) from continuing operations     3,987     3,582        942      (2,549)      2,369
Discontinued operations                          -         -     (4,644)     (3,656)       (512)
Cumulative effect of change in
    accounting principle                         -         -          -      (1,333)          -
Net income (loss)                            3,987     3,582     (3,702)     (7,538)      1,857

Earnings (loss) per diluted share:
   Continuing operations                   $  0.43   $  0.42   $   0.11    $  (0.31)   $   0.29
   Discontinued operations                       -         -      (0.56)      (0.45)      (0.06)
   Cumulative effect of change in
      accounting principle                       -         -          -       (0.16)          -
   Net income (loss)                          0.43      0.42      (0.45)      (0.92)       0.23
Weighted average common shares
    outstanding - diluted                    9,327     8,622      8,213       8,178       8,199

                                                              AS OF JUNE 30,
                                           ----------------------------------------------------
BALANCE SHEET DATA:                         2004      2003       2002        2001        2000
Working capital                            $36,777   $30,405    $24,824     $25,559     $42,849
Total assets                                62,924    59,414     54,693      66,247      65,105
Long-term liabilities                            -         -      1,040       1,040       4,595
Shareholders' equity                        50,360    44,945     39,211      40,295      49,569

----------

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

In March 2002 the Company sold its Forest Products business unit (FPBU) pursuant to a certain Asset Purchase Agreement by and among U.S. Natural Resources, Inc. (the "Purchaser"), Nanoose Systems Corporation, Trident Systems Inc. and the Company, dated March 13, 2002. Details of the sale were disclosed in the Form 8-K submitted by the Company to the Securities and Exchange Commission on March 29, 2002. The Company received $4.6 million in cash at closing and a promissory note for approximately $343,000. The Purchaser also assumed certain liabilities of the FPBU. See also Note 2, "Discontinued Operations" in the Notes to the Consolidated Financial Statements. The disposal of the FPBU resulted in an after-tax loss of approximately $1.4 million. The operations of the Forest Products business unit have been reported separately as a component of discontinued operations. Prior year consolidated financial statements have been restated to present the FPBU as a discontinued operation. As a result, the Company's remaining business is principally in the global automotive market and its business segment is the automotive industry.

RESULTS OF OPERATIONS

  FISCAL YEAR ENDED JUNE 30, 2004, COMPARED TO FISCAL YEAR ENDED JUNE 30, 2003

Overview. The Company reported net income of $4.0 million or $0.43 per diluted share, for the fiscal year ended June 30, 2004 compared with net income of $3.6 million, or $0.42 per diluted share, for the fiscal year ended June 30, 2003. Fiscal year 2003 results included a $2.4 million pre-tax arbitration charge against the Company's wholly-owned subsidiary, Perceptron B.V., see Note 8 of the Notes to the Consolidated Financial Statements, "Contingencies".

Sales. Net sales of $53.4 million for the year ended June 30, 2004 were down $1.3 million, or 2%, compared with net sales of $54.7 million for the fiscal year ended June 30, 2003. Automated Systems Group sales were $38.2 million, or 72% of total sales, in fiscal year 2004 compared to $41.1 million, or 75% of total sales, in fiscal year 2003. Technology Components Group sales were $10.5 million, or 19% of total sales, in fiscal year 2004 compared to $9.3 million, or 17% of total sales, in 2003. Value Added Services Group sales were $4.7 million, or 9% of total sales, in fiscal 2004 compared to $4.3 million, or 8% of total sales, in 2003. From a geographic perspective fiscal year 2004 sales in North America of $29.2 million increased by $2.1 million and Asian sales of $1.7 million decreased $700,000 compared to fiscal year 2003. ScanWorks(R) product line sales in North America of $2.5 million were up $1.2 million primarily due to the addition of value added resellers during fiscal 2004 and their ability to reach a broad range of markets for the ScanWorks(R) portable 3D scanning systems. The sales decrease in Asia was primarily due to lower ScanWorks(R) product line sales because the Company's principal customer of this product filled its immediate needs in the previous two fiscal years. Sales in Europe of $22.5 million were down $2.7 million primarily due to lower Automated Systems sales, compared to fiscal year 2003 when AutoGauge(R) systems associated with a single customer's major new vehicle tooling program were delivered to a number of its plants in Europe. The sales decrease in Europe was partially offset by the benefit from the strength of the Euro that based on conversion rates in effect during fiscal 2004 generated approximately $2.5 million more in sales than the comparable rates in fiscal 2003 would have yielded.

Bookings & Backlog. New order bookings for the fiscal year ended June 30, 2004 were $54.3 million compared with $57.7 million for the fiscal year ended June 30, 2003. New orders for the Automated Systems Group were $37.6 million in fiscal 2004 compared to $44.2 million last year. The higher level of bookings in fiscal 2003 was primarily due to large orders for the Company's AutoGauge(R) systems from a single European customer. New orders for the Technology Components Group were $10.5 million in fiscal 2004 compared to $9.5 million last year. New orders for the Value Added Services Group were $6.2 million in fiscal 2004 compared to $4.0 million last year. The variance in orders received for these groups was primarily a function of the timing of customer orders. The new order bookings, net of sales, resulted in a backlog at June 30, 2004 of $19.1 million compared to $18.2 million at June 30, 2003. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

Gross Profit. Gross profit was $25.1 million, or 47.0% of sales, in the fiscal year ended June 30, 2004, as compared to $27.5 million, or 50.4% of sales, in the fiscal year ended June 30, 2003. The primary reason for the reduction in gross profit of $2.4 million and gross profit margin of 3.4% was higher installation and manufacturing costs that were 25.7% of sales this year compared to 22.1% of sales last year. Installation costs in particular were higher due to the dispersion of business in North America and Europe that caused travel and overtime to increase. In addition a higher percentage of AutoGauge(R) product sales were for flexible systems that require more installation time. The gross profit margin percentage in fiscal year 2003 was also favorably impacted by the recognition of deferred revenues in Europe related to customer buy-off on completed system installations with nominal associated costs. The margin reductions in fiscal year 2004 were partially offset by the strong Euro that had the effect of increasing margins by $1.1 million, or 2.1% of sales.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses during fiscal 2004 were $12.2 million, compared with $12.7 million during fiscal 2003. The decrease primarily reflected lower bad debt, Michigan single business tax, and legal expenses that were partially offset by salary and benefit increases and the impact of the strong Euro due to higher exchange conversion rates.

Engineering, Research and Development (R&D) Expenses. Engineering and R&D expenses were $7.0 million for the fiscal year ended June 30, 2004, compared with $6.3 million for fiscal 2003. The increase was primarily due to a higher level of spending for contract services and engineering materials to support new product development and salary and benefit increases. The Company believes that the current level of Engineering and R&D expenses will enable it to sustain support for core products and selective development of new products. The foregoing statement is a "forward-looking statement" within the meaning of the Securities Exchange Act of 1934. Actual results could differ materially from those in the forward-looking statement due to a number of uncertainties, including those described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement", below.

Other Expense. Other expense of $319,000 represents a loss on the disposition of machinery and equipment and a provision for property held for sale.

Arbitration Charge. In the third quarter of fiscal year 2003 the Company recorded an arbitration charge of $2.4 million to reflect the arbitration award against the Company's wholly-owned subsidiary, Perceptron B.V., see Note 8 of the Notes to the Consolidated Financial Statements, "Contingencies".

Interest Income/Expense, net. Net interest income was $290,000 in fiscal 2004, compared with $9,000 in fiscal 2003. The higher level of interest income reflected the fact that the Company paid off its revolving credit debt in February 2003, remained debt free during fiscal 2004, and invested its cash balances in short term securities.

Foreign Currency and Other. There was a net foreign currency gain of $556,000 in fiscal 2004 primarily due to the strengthening Euro compared with a foreign currency loss of $19,000 last year. Other income was $177,000 in fiscal 2004 compared to other expense of $12,000 last year. Other income this year primarily represents the reversal of interest costs previously expensed that were not required to be paid in the final settlement of the arbitration award with Speroni S.p.A. See Note 8 of the Notes to the Consolidated Financial Statements, "Contingencies".

Income Taxes. The effective income tax rates of 40.1% and 41.5% for fiscal years 2004 and 2003, respectively, reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates. See Note 12 of the Notes to the Consolidated Financial Statements, "Income Taxes".

Outlook. The Company expects the business environment for fiscal year 2005 to be similar to the business environment experienced in the two prior fiscal years. Based on the backlog as of June 30, 2004, anticipated vehicle tooling programs being considered by customers and the forecasted timing of these programs, the Company expects that sales in fiscal year 2005 will be comparable to fiscal year 2004. The Company's sales forecast is based on a thorough assessment of the probable size, system content, and timing of each of the programs being considered by its customers. These factors are difficult to quantify accurately because over time the Company's customers weigh changes in the economy and the probable effect of these changes on their business, and adjust the number and timing of their new vehicle programs to reflect the changing business conditions. The Company continues to view the automotive industry's focus on introducing new vehicles more frequently to satisfy their customers' changing requirements, as well as their continuing focus on improved quality, as positive indicators for new business. The foregoing statements are "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including those described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement", below.

  FISCAL YEAR ENDED JUNE 30, 2003, COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

Overview. The Company reported net income of $3.6 million or $0.42 per diluted share, for the fiscal year ended June 30, 2003 compared with income from continuing operations of $942,000, or $0.11 per diluted share, for the fiscal year ended June 30, 2002. Fiscal year 2003 results were negatively impacted by a $2.4 million pre-tax arbitration charge against the Company's wholly-owned subsidiary, Perceptron B.V. Discontinued operations during fiscal year 2002 represented the operating loss of the Company's FPBU which was $3.2 million, net of tax. In addition, the Company recorded an after-tax loss of $1.4 million related to the sale of FPBU in fiscal 2002. See also Note 2, "Discontinued Operations" in the Notes to the Consolidated Financial Statements. In the first quarter of fiscal year 2003, the Company's European operation implemented a new accounting system that enhanced its financial reporting capabilities. The new accounting system was better able to segregate costs between cost of sales, engineering, research and development and selling, general and administrative. For comparability purposes, fiscal year 2002 results were reclassified to conform to the fiscal year 2003 presentation. As a result, approximately $3.3 million of costs previously reported as selling, general and administrative in fiscal year 2002, were reclassified to cost of sales for $2.9 million and to engineering, research and development for $380,000.

Sales. Net sales of $54.7 million for the year ended June 30, 2003 were up $10.8 million, or 25%, compared with sales for the year ended June 30, 2002 of $43.9 million. The sales increase was primarily due to significantly higher sales of $9.8 million in the Company's Automated Systems products, which represented sales of $41.1 million in fiscal year 2003 compared to $31.6 million in fiscal year 2002. Technology Components sales increased to $9.3 million in fiscal year 2003 compared to $8.7 million in 2002. Value Added Services increased to $4.3 million in fiscal 2003 compared to $3.6 million in 2002. From a geographic perspective the increase in 2003 sales was primarily due to higher sales in Europe of $25.2 million that were up $9.3 million, or 58%, compared to fiscal year 2002. European sales benefited from the strength of the Euro that based on conversion rates in effect during fiscal 2003 generated approximately $4.1 million more in sales than the comparable rates in fiscal 2002 would have yielded. Fiscal year 2003 sales in North America increased $2.2 million and Asian sales decreased $700,000 from fiscal 2002.

The significant increase in the Automated Systems products was primarily the result of sales of the Company's AutoGauge(R) product, which had sales of $38.3 million during fiscal year 2003 compared to $28.4 million of sales during fiscal year 2002. The $9.9 million increase reflected several important new vehicle tooling programs, particularly at a single European customer. The Company's European operation recorded AutoGauge(R) sales of approximately $20.6 million in fiscal year 2003 compared to $11.3 million in fiscal 2002.

Bookings & Backlog. New order bookings for the fiscal year ended June 30, 2003 were $57.7 million compared with $40.6 million for the fiscal year ended June 30, 2002. The bookings increase was primarily due to higher orders for the Company's Automated Systems products of $44.2 million in fiscal year 2003 compared to $28.5 million in fiscal 2002. Orders for Technology Components were $9.5 million in fiscal 2003 compared to $9.1 million in fiscal 2002. Orders for Value Added Services were $4.0 million in fiscal 2003 compared to $3.0 million in fiscal 2002. The higher bookings for Automated Systems products primarily represented higher orders for the Company's AutoGauge(R) product line of $41.8 million in fiscal 2003 compared to $25.2 million in fiscal 2002. The $16.6 million increase in AutoGauge(R) orders reflected several large new vehicle tooling programs, particularly with one significant European customer and in North America. The new order bookings, net of sales, resulted in a backlog at June 30, 2003 of $18.2 million compared to $15.2 million at June 30, 2002. The amount of new order bookings and the level of backlog during any particular period are not necessarily indicative of the future operating performance of the Company.

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

Restructuring Charge. There were no restructuring initiatives undertaken during fiscal year 2003. The Company recorded a restructuring charge of $251,000 in the third quarter of fiscal 2002 for estimated employee separation costs associated with a work force reduction of 22 employees at the Company's Plymouth headquarters. As of June 30, 2004, the balance of the restructuring reserve was $20,000. See Note 3 of the Notes to the Consolidated Financial Statements, "Restructuring Charge."

Arbitration Charge. In the third quarter of fiscal year 2003 the Company recorded an arbitration charge of $2.4 million to reflect the arbitration award against the Company's wholly-owned subsidiary, Perceptron B.V. See Note 8 of the Notes to the Consolidated Financial Statements, "Contingencies" for a discussion of the arbitration.

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

Income Taxes. The effective income tax rate for fiscal year 2003 was 41.5% and reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates. In fiscal year 2002, the Company realized a net tax benefit as a result of the completion of an examination with the Internal Revenue Service that covered the years 1996 through 1998. The examination resulted in a net refund to the Company of approximately $429,000 and re-established tax credits that had previously been utilized. The Company established a valuation allowance for the tax credit carry forwards and other items where it was more likely than not that these items would either expire or not be deductible before the Company was able to realize their benefit. See Note 12 of the Notes to Consolidated Financial Statements, "Income Taxes".

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $19.7 million at June 30, 2004 compared to $11.1 million at June 30, 2003. The cash increase of $8.6 million for the fiscal year ended June 30, 2004, resulted primarily from $8.5 million of cash generated from continuing operations. The Company also used $1.2 million of cash for capital expenditures and received $854,000 of cash from the purchase of common stock under its stock plans.

The $8.5 million in cash provided from continuing operations was primarily generated from decreases in net working capital of $2.2 million, income from continuing operations of $4.0 million, and the add back of non-cash depreciation and amortization expense of $1.5 million. Net working capital is defined as changes in assets and liabilities, exclusive of changes shown separately on the Consolidated Statements of Cash Flow. The net working capital decrease resulted primarily from reductions of accounts receivables of $4.0 million and inventory of $881,000 offset by a $2.3 million reduction in accrued expenses. The $4.0 million reduction in receivables primarily relates to increased cash collections due to higher sales levels achieved in the second half of fiscal 2003 compared to fiscal 2004. The $2.3 million use of cash for other current assets and accrued liabilities primarily represents payments of approximately $2.3 million as settlement of the Speroni S.p.A. arbitration (see Note 8 of the Notes to Consolidated Financial Statements, "Contingencies").

During fiscal year 2004, the Company decreased its reserve for inventory obsolescence by a net amount of $59,000, which resulted from the disposal of $159,000 of inventory that had been reserved for at June 30, 2003 and approximately $100,000 for additional reserves for obsolescence. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During fiscal year 2004, the Company decreased its reserve for allowance for doubtful accounts by a net amount of $49,000. This amount is made up of approximately $38,000 of additional reserves for doubtful accounts and approximately $87,000 for receivables that were written off. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has not experienced any significant losses related to the collection of accounts receivable. The reserves and charge offs during fiscal year 2004 reflect settlement of aged accounts and small customer bankruptcies.

Financing activities during fiscal year 2004 primarily reflected proceeds received under the Company's stock plans. At June 30, 2004, the Company had a $7.5 million collateral-based Credit Agreement that expires on November 1, 2005. Proceeds under the Credit Agreement may be used for working capital and for capital expenditures. Borrowings under the Credit Agreement were also used for the repayment in fiscal 2003 of indebtedness owed to Bank One under a previous credit agreement and for the repayment in fiscal 2003 of $1.0 million owed under a long-term note payable acquired in 1998 as part of an acquisition. The collateral for the loan is substantially all U.S. assets of the Company. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from 1/2% below to 1/4% above the bank's prime rate (4.50% as of September 16, 2004) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 3.99% as of September 16, 2004) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily, unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $7.5 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, plus the lesser of 25% of raw material located in the United States or $2,000,000, plus the lesser of 50% of finished goods inventory or $750,000 plus $4.2 million representing 60% of the appraised value of the Company's real property located in Plymouth, Michigan. The Credit Agreement prohibits the Company from paying dividends or redeeming its stock without the prior written consent of the bank. In August 2004, the Company received from its bank, an amendment of the Credit Agreement authorizing the repurchase of up to $2.0 million of the Company's common stock. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $32.6 million as of June 30, 2004. The borrowing base at June 30, 2004 was $7.5 million with no borrowings outstanding.

At June 30, 2004, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $604,000 at June 30, 2004). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros (equivalent to approximately $121,000 at June 30, 2004) of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2004, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 294,000 Euros (equivalent to approximately $355,000 at June 30, 2004).

The Company also had a favorable cash effect of $360,000 in fiscal 2004 related to the impact of exchange rate changes, principally due to the strong Euro, on Company cash held in Euros.

On August 9, 2004, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $2.0 million of the Company's common stock. The Company may buy shares of its common stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time.

See Item 3, " Legal Proceedings" and Note 8 to the Consolidated Financial Statements, " Contingencies", for a discussion of certain contingencies relating to the Company's liquidity, financial position and results of operations. See also, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Litigation and Other Contingencies".

The Company expects to spend approximately $1.2 million during fiscal year 2005 for capital equipment, although there is no binding commitment to do so. Based on the Company's current business plan, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2005 cash flow requirements. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact. The foregoing statements are "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statement.

The Company continues to evaluate business opportunities that fit its strategic plans. There can be no assurance that the Company will identify any opportunities that fit its strategic plans or will be able to implement identified business opportunities on terms acceptable to the Company. The Company intends to finance any such business opportunities from available cash on hand, existing credit facilities, issuance of additional shares of its stock or additional sources of financing, as circumstances warrant.

CONTRACTUAL OBLIGATIONS

The following summarizes the Company's contractual obligations at June 30, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                                   LESS THAN                                          MORE THAN 5
                                    TOTAL           1 YEAR         1 - 3 YEARS       3 - 5 YEARS         YEARS
                                    -----          ---------       -----------       -----------      -----------
Purchase Obligations                $7,772           $7,112           $660               $0                $0
Operating Leases                    $1,246           $  690           $551               $5                $0

Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding. Included in the purchase obligations category above are obligations related to purchase orders for inventory purchases under the Company's standard terms and conditions and under negotiated agreements with vendors. The Company expects to receive consideration (products or services) for these purchase obligations. The purchase obligation amounts do not represent all anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. Operating leases represent commitments to lease building space net of sublease rentals, office equipment and motor vehicles. The Company has a sublease for building space through June 30, 2005 that reduced the Company's obligation by $105,000.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The Company's significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies". Certain of the Company's significant accounting policies are subject to judgments and uncertainties, which affect the application of these policies and require the Company to make estimates based on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. On an on-going basis, the Company evaluates its estimates and underlying assumptions. In the event estimates or underlying assumptions prove to be different from actual amounts, adjustments are made in the subsequent period to reflect more current information. The Company believes that the following significant accounting policies involve management's most difficult, subjective or complex judgments or involve the greatest uncertainty.

ACCOUNTS RECEIVABLE. The Company monitors its accounts receivable and charges to expense an amount equal to its estimate of potential credit losses. The Company considers a number of factors in determining its estimates, including, the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation and the condition of the general economy and the industry as a whole. The use of different estimates for future credit losses would result in different charges to selling, general and administrative expense in each period presented and could negatively affect the Company's results of operations for the period.

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

LITIGATION AND OTHER CONTINGENCIES. The Company is subject to various legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty. The Company accrues for estimated losses if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company uses judgment and evaluates, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded. The outcome of legal proceedings is inherently uncertain and so typically a loss cannot be reasonably estimated. Accordingly, if the outcome of legal proceedings are different than is anticipated by the Company, such as was the case in fiscal year 2003 with respect to an arbitration award against the Company, described in Note 8 of the Notes to the Consolidated Financial Statements, "Contingencies", the Company would have to record a charge for the matter, generally in the full amount at which it was resolved, in the period resolved, negatively impacting the Company's results of operations and financial position for the period.

MARKET RISK INFORMATION

Perceptron's primary market risk is related to foreign exchange rates. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the U.S. The Company may from time to time have interest rate risk in connection with its borrowings.

                              FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in the non-U.S. currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At June 30, 2004, the Company's percentage of sales commitments in non-U.S. currencies was approximately 39.8% or $7.6 million, compared to 43.2% or $7.8 million at June 30, 2003.

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

At June 30, 2004, the Company had $8.4 million of forward exchange contracts between the United States Dollar and the Euro. The hedges are accounted for as cash flow hedges, and at June 30, 2004, had a weighted average settlement price of 1.21 Euros to the United States Dollar. The contracts outstanding at June 30, 2004, mature through December 8, 2004 and are intended to hedge the Company's investment in its German subsidiary. The Company recognized a charge of $642,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the fiscal year ended June 30, 2004. Offsetting this amount was an increase in other comprehensive income (loss) for the translation effect of the Company's German subsidiary.

At June 30, 2003, the Company had $8.0 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.11 Euros to the United States Dollar. The Company recognized a charge of $229,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the fiscal year ended June 30, 2003. Offsetting this amount was an increase in other comprehensive income (loss) for the translation effect of the Company's German subsidiary.

During fiscal year 2002, the Company did not engage in any hedging activities.

                               INTEREST RATE RISK

The Company invests its cash and cash equivalents in high quality, short-term investments of three months or less. Given the short maturities and investment grade quality of the Company's investment holdings at June 30, 2004, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's cash and cash equivalents. As a result, the Company does not currently hedge these interest rate exposures.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, see Note 1 to the Consolidated Financial Statements, "New Accounting Pronouncements".

SAFE HARBOR STATEMENT

Certain statements in Item 1, "Business", and in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2005 and future revenue, order bookings, costs and earnings level, the ability of the Company to fund its fiscal year 2005 cash flow requirements and the Company's ability to sustain engineering and research and development support for its products. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing and continuation of the Automotive industry's retooling programs, including the risk that the Company's customers postpone new tooling programs as a result of economic conditions or otherwise, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, the ability of the Company to identify business opportunities that fit the Company's strategic plans, the ability to implement identified business opportunities on terms acceptable to the Company and the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive industry, which has from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in this industry. The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process. Because a significant portion of the Company's revenues are denominated in foreign currencies, and are translated for financial reporting purposes into U.S. Dollars, the level of the Company's reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company's expectations regarding future revenues, operating profits and net income are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company's expectations.

ITEM 7A: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                     PAGE
                                                                                                     ----
Report of Independent Registered Public Accounting Firm                                               17
Consolidated Financial Statements:
     Balance Sheets - June 30, 2004 and 2003                                                          18
     Statements of Income for the fiscal years ended June 30, 2004, 2003 and 2002                     19
     Statements of Cash Flows for the fiscal years ended June 30, 2004, 2003 and 2002                 20
     Statements of Shareholders' Equity for the fiscal years ended June 30, 2004, 2003 and 2002       21
     Notes to Consolidated Financial Statements                                                       22

                           [GRANT THORNTON LETTERHEAD]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Perceptron, Inc.

We have audited the accompanying consolidated balance sheets of Perceptron, Inc. and Subsidiaries as of June 30, 2004 and 2003 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perceptron, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/S/ Grant Thornton LLP

Southfield, Michigan
August 13, 2004

PERCEPTRON, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Per Share Amount)

AS OF JUNE 30,                                                                2004        2003
                                                                            --------    --------
ASSETS
    CURRENT ASSETS
     Cash and cash equivalents                                              $ 19,679    $ 11,101
     Receivables:
      Billed receivables, net of allowance for doubtful accounts
         of $625 and $674, respectively                                       19,631      22,955
      Unbilled receivables                                                     2,050       1,170
      Other receivables                                                          462       1,474
     Inventories, net of reserves of $510 and $569, respectively               5,688       6,569
     Deferred taxes and other current assets                                   1,831       1,605
                                                                            --------    --------
      Total current assets                                                    49,341      44,874
    PROPERTY AND EQUIPMENT
     Building and land                                                         6,013       6,004
     Machinery and equipment                                                   9,640       9,682
     Furniture and fixtures                                                    1,068       1,063
                                                                            --------    --------
                                                                              16,721      16,749
     Less - Accumulated depreciation and amortization                         (9,007)     (8,459)
                                                                            --------    --------
       Net property and equipment                                              7,714       8,290
    DEFERRED TAX ASSET                                                         5,869       6,250
                                                                            --------    --------
    TOTAL ASSETS                                                            $ 62,924    $ 59,414
                                                                            ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
     Accounts payable                                                       $  1,444    $  1,754
     Accrued liabilities and expenses                                          2,827       5,051
     Accrued compensation                                                      3,288       3,707
     Income taxes payable                                                      2,543       2,859
     Deferred revenue                                                          2,462       1,098
                                                                            --------    --------
       Total current liabilities                                              12,564      14,469
    SHAREHOLDERS' EQUITY
     Preferred stock - no par value, authorized 1,000 shares, issued none          -           -
     Common stock, $0.01 par value, authorized 19,000 shares, issued
         and outstanding 8,716 and 8,342, respectively                            87          83
     Accumulated other comprehensive loss                                       (758)       (961)
     Additional paid-in capital                                               42,502      41,281
     Retained earnings                                                         8,529       4,542
                                                                            --------    --------
       Total shareholders' equity                                             50,360      44,945
                                                                            --------    --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 62,924    $ 59,414
                                                                            ========    ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

YEARS ENDED JUNE 30,                                           2004        2003        2002
                                                             --------    --------    --------
NET SALES                                                    $ 53,393    $ 54,679    $ 43,943
COST OF SALES                                                  28,293      27,145      24,302
                                                             --------    --------    --------
     GROSS PROFIT                                              25,100      27,534      19,641
OPERATING EXPENSES
     Selling, general and administrative                       12,195      12,660      11,651
     Engineering, research and development                      6,956       6,326       6,569
     Other expense                                                319           -           -
     Restructuring charge (Note 3)                                  -           -         251
                                                             --------    --------    --------
         Total operating expenses                              19,470      18,986      18,471
                                                             --------    --------    --------
     OPERATING INCOME                                           5,630       8,548       1,170

OTHER INCOME AND (EXPENSES)
     Interest expense                                              (1)       (149)       (522)
     Interest income                                              291         158         273
     Arbitration charge (Note 8)                                    -      (2,402)          -
     Foreign currency and other                                   733         (31)       (162)
                                                             --------    --------    --------
         Total other income (expenses)                          1,023      (2,424)       (411)
                                                             --------    --------    --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES           6,653       6,124         759

INCOME TAX EXPENSE (BENEFIT)                                    2,666       2,542        (183)
                                                             --------    --------    --------
INCOME FROM CONTINUING OPERATIONS                               3,987       3,582         942

DISCONTINUED OPERATIONS
     Loss from Forest Products business unit, net of
       $1,038 of taxes (Note 2)                                     -           -      (3,236)
     Loss on sale of Forest Products business unit, net of
       $678 of taxes (Note 2)                                       -           -      (1,408)
                                                             --------    --------    --------
         Total discontinued operations                              -           -      (4,644)
                                                             --------    --------    --------
NET INCOME (LOSS)                                            $  3,987    $  3,582    $ (3,702)
                                                             ========    ========    ========
BASIC EARNINGS (LOSS) PER COMMON SHARE
     Continuing operations                                   $   0.46    $   0.43    $   0.11
     Discontinued operations                                        -           -       (0.56)
                                                             --------    --------    --------
     Net income (loss)                                       $   0.46    $   0.43    $  (0.45)
                                                             ========    ========    ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE
     Continuing operations                                   $   0.43    $   0.42    $   0.11
     Discontinued operations                                        -           -       (0.56)
                                                             --------    --------    --------
     Net income (loss)                                       $   0.43    $   0.42    $  (0.45)
                                                             ========    ========    ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic                                                      8,593       8,284       8,209
     Dilutive effect of stock options                             734         338           4
                                                             --------    --------    --------
     Diluted                                                    9,327       8,622       8,213
                                                             ========    ========    ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)

YEARS ENDED JUNE 30,                                                               2004        2003        2002
                                                                                 --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Income from continuing operations                                            $  3,987    $  3,582    $    942
    Adjustments to reconcile income from continuing operations to net cash provided from (used for) operating activities:
      Depreciation and amortization                                                 1,504       1,295       1,187
      Stock option income tax benefit                                                 371           -           -
      Deferred income taxes                                                           252       1,013      (1,646)
      Other                                                                           176         (83)        (27)
      Changes in assets and liabilities, exclusive of changes shown separately      2,227       4,000       4,657
                                                                                 --------    --------    --------
         Net cash provided from operating activities                                8,517       9,807       5,113

CASH FLOWS FROM FINANCING ACTIVITIES
     Revolving credit borrowings                                                        -      11,121      26,684
     Revolving credit repayments                                                        -     (16,954)    (34,466)
     Repayment of long-term note payable                                                -      (1,040)          -
     Proceeds from stock plans                                                        854         162          64
                                                                                 --------    --------    --------
         Net cash provided from (used for) financing activities                       854      (6,711)     (7,718)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                          (1,153)     (1,019)       (771)
     Proceeds from sale of Forest Products assets (Note 2)                              -           -       4,607
                                                                                 --------    --------    --------
         Net cash provided from (used for) investing activities                    (1,153)     (1,019)      3,836

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                          360         881         944
                                                                                 --------    --------    --------
NET CASH USED FOR DISCONTINUED OPERATIONS                                               -           -        (712)
                                                                                 --------    --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           8,578       2,958       1,463
CASH AND CASH EQUIVALENTS, JULY 1                                                  11,101       8,143       6,680
                                                                                 --------    --------    --------
CASH AND CASH EQUIVALENTS, JUNE 30                                               $ 19,679    $ 11,101    $  8,143
                                                                                 ========    ========    ========
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
     Receivables, net                                                            $  3,990    $ (2,762)   $  1,432
     Inventories                                                                      881       1,183       5,501
     Accounts payable                                                                (311)       (846)     (2,462)
     Other current assets and liabilities                                          (2,333)      6,425         186
                                                                                 --------    --------    --------
                                                                                 $  2,227    $  4,000    $  4,657
                                                                                 ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the year for interest                                      $      1    $    201    $    826
     Cash paid during the year for income taxes                                       494         856         140

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In Thousands)

                                                                      ACCUMULATED
                                                                         OTHER       ADDITIONAL                TOTAL
                                                 COMMON STOCK        COMPREHENSIVE     PAID-IN   RETAINED  SHAREHOLDERS
                                               SHARES    AMOUNT      INCOME (LOSS)     CAPITAL   EARNINGS     EQUITY
                                               ------    ------      -------------     -------   --------     ------
BALANCES, JUNE 30, 2001                         8,185    $    82       $(5,505)        $41,056    $4,662     $ 40,295

Comprehensive income (loss)
  Net loss                                                                                        (3,702)      (3,702)
  Other comprehensive income
    Foreign currency translation adjustments                             2,554                                  2,554
                                                                                                             --------
  Total comprehensive income (loss)                                                                            (1,148)
Stock plans                                        47          -                            64                     64
                                               ------    -------       -------         -------    ------     --------
BALANCES, JUNE 30, 2002                         8,232    $    82       $(2,951)        $41,120    $  960     $ 39,211
                                               ======    =======       =======         =======    ======     ========
Comprehensive income (loss)
  Net income                                                                                       3,582        3,582
  Other comprehensive income
    Foreign currency translation adjustments                             2,219                                  2,219
    Hedging                                                               (229)                                  (229)
                                                                                                             --------
  Total comprehensive income (loss)                                                                             5,572
Stock plans                                       110          1                           161                    162
                                               ------    -------       -------         -------    ------     --------
BALANCES, JUNE 30, 2003                         8,342    $    83       $  (961)        $41,281    $4,542     $ 44,945
                                               ======    =======       =======         =======    ======     ========
Comprehensive income (loss)
  Net income                                                                                       3,987        3,987
  Other comprehensive income
    Foreign currency translation adjustments                               845                                    845
    Hedging                                                               (642)                                  (642)
                                                                                                             --------
  Total comprehensive income (loss)                                                                             4,190
Stock plans                                       374          4                         1,221                  1,225
                                               ------    -------       -------         -------    ------     --------
BALANCES, JUNE 30, 2004                         8,716    $    87       $  (758)        $42,502    $8,529     $ 50,360
                                               ======    =======       =======         =======    ======     ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On March 15, 2002, the Company sold substantially all of the assets of its Forest Products business unit. See also Note 2, "Discontinued Operations". Accordingly, historical financial information included in the 2004 Form 10-K for prior periods has been restated to present the Forest Products business unit as a discontinued operation.

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

FOREIGN CURRENCY

The financial statements of the Company's wholly-owned foreign subsidiaries have been translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, with the functional currency being the local currency in the foreign country. Under this standard, translation adjustments are accumulated in a separate component of shareholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statement of income under "Other Income and Expenses".

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

Options to purchase 556,000, 1,052,000, and 1,749,000 shares of common stock outstanding in the fiscal years ended June 30, 2004, 2003 and 2002, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

                                                       BEGINNING         COSTS AND          LESS       ENDING
                                                        BALANCE          EXPENSES       CHARGE-OFFS    BALANCE
                                                       ---------         ---------      -----------    -------
Fiscal year ended June 30, 2004                          $674               $ 38            $ 87        $625
Fiscal year ended June 30, 2003                          $652               $481            $459        $674

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

                                       AT JUNE 30,
                                       -----------
                                2004                2003
                                ----                ----
Component parts                $2,663             $3,285
Work in process                   573                516
Finished goods                  2,452              2,768
                               ------             ------
Total                          $5,688             $6,569
                               ======             ======

Changes in the Company's reserve for obsolescence are as follows (in thousands):

                                              BEGINNING    COSTS AND         LESS        ENDING
                                               BALANCE     EXPENSES       CHARGE-OFFS    BALANCE
                                              ---------    ---------      -----------    -------
Fiscal year ended June 30, 2004                $  569        $100            $159         $510
Fiscal year ended June 30, 2003                $1,173        $200            $804         $569

IMPAIRMENT OF LONG-LIVED ASSETS AND CERTAIN IDENTIFIABLE INTANGIBLES

The Company evaluates the carrying value of long-lived assets and long-lived assets to be disposed of for potential impairment when circumstances warrant. The Company considers projected future undiscounted cash flows or fair values, as appropriate, compared with carrying amounts, trends and other circumstances in making such estimates and evaluations. If an impairment is indicated, the carrying amount of the asset or intangible is adjusted based on its fair value.

FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, which include cash, accounts receivable, accounts payable, forward exchange contracts and amounts due to banks or other lenders, approximate their fair values at June 30, 2004 and 2003. Fair values have been determined through information obtained from market sources and management estimates.

In the normal course of business, the Company may employ forward exchange contracts to manage its exposure to fluctuations in foreign currency exchange rates. Forward contracts for forecasted transactions are designated as cash flow hedges and recorded as assets or liabilities on the balance sheet at their fair value. Changes in the contract's fair value are recognized in accumulated other comprehensive income until they are recognized in earnings at the time the forecasted transaction occurs. If the forecasted transaction does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge is recognized in earnings at that time. For forward exchange contracts designated as hedging the net assets of the Company's foreign subsidiaries, changes in the contracts fair value are offset against the translation reflected in shareholders' equity to the extent effective. The Company does not enter into any derivative transactions for speculative purposes.

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

STOCK-BASED EMPLOYEE COMPENSATION

The Company has two employee stock option plans, which are described more fully in Note 11. The Company applies APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. Accordingly, compensation cost for stock options has been recognized under the provisions of APB 25. The following table illustrates the pro forma effect on net income and earnings per share for the periods indicated if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", to its employee stock option plans using the assumptions described in Note 11 (in thousands except per share amounts):

                                              2004             2003             2002
                                              ----             ----             ----
Net income (loss)
     As reported                             $3,987           $3,582          $(3,702)
     Pro forma                               $3,492           $3,234          $(4,230)

Earnings (loss) per share - basic
     As reported                             $ 0.46           $ 0.43          $ (0.45)
     Pro forma                               $ 0.41           $ 0.39          $ (0.52)

Earnings (loss) per share - diluted
     As reported                             $ 0.43           $ 0.42          $ (0.45)
     Pro forma                               $ 0.37           $ 0.38          $ (0.52)

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables". The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 had no impact on the Company's consolidated financial position or statement of operations.

In December 2003, the SEC published Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition". This SAB updates portions of the SEC staff's interpretive guidance provided in SAB 101. SAB 104 deletes interpretive material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB's EITF on various revenue recognition topics. The adoption of SAB 104 did not have a material impact on the results of operation or the financial position of the Company.

2.    DISCONTINUED OPERATIONS

On March 15, 2002, the Company sold substantially all of the assets of its Forest Products business unit for $4.6 million in cash at closing and a promissory note for approximately $343,000. The purchaser also assumed certain liabilities of the Forest Products business unit. The historical operations of the Forest Products business unit have been reported separately as a component of discontinued operations. During the fiscal year ended June 30, 2002 the Forest Products business unit had sales of $4.4 million. Corporate interest expense has been allocated to discontinued operations based on the ratio of the net assets of the Forest Products business unit to the consolidated net assets of the Company plus consolidated debt, excluding the net assets of the European subsidiaries. The European subsidiaries were excluded because they were cash flow positive and did not directly use the proceeds from the debt outstanding during the periods covered by the financial statements. The interest allocation had the effect of increasing the net loss from discontinued operations for the fiscal year ended June 30, 2002 by $73,000.

3.    RESTRUCTURING CHARGE

In fiscal 2002, the Company recorded a $251,000 restructuring charge during the third quarter for the estimated separation costs associated with a work force reduction of 22 employees at the Company's Plymouth headquarters. At June 30, 2004, the balance of the restructuring reserve was $20,000.

4.    LEASES

The Company leases building space, office equipment and motor vehicles under operating leases. Lease terms generally cover periods from two to five years and may contain renewal options. The following is a summary, as of June 30, 2004, of the future minimum annual lease payments required under the Company's operating leases having initial or remaining non-cancelable terms in excess of one year:

      YEAR                   MINIMUM RENTALS  SUBLEASE RENTALS       TOTAL
      ----                   ---------------  ----------------       -----
2005                           $  794,275        $(104,550)      $  689,725
2006                              425,099                -          425,099
2007                              106,890                -          106,890
2008                               18,972                -           18,972
2009 and beyond                     5,284                -            5,284
                               ----------        ---------       ----------
Total minimum lease payments   $1,350,520        $(104,550)      $1,245,970
                               ==========        =========       ==========

Rental expenses for operating leases in the fiscal years ended June 30, 2004, 2003 and 2002 were $989,000, $1,097,000 and $1,201,000, respectively.

5.    SHORT-TERM AND LONG-TERM NOTES PAYABLE

The Company had no short-term or long-term debt at June 30, 2004.

At June 30, 2004, the Company had a $7.5 million collateral-based Credit Agreement that expires on November 1, 2005. Proceeds under the Credit Agreement may be used for working capital, for capital expenditures, to repay in fiscal 2003 indebtedness owed to Bank One under a previous credit agreement and to repay in fiscal 2003 $1.0 million owed under a long-term note payable acquired in 1998 as part of an acquisition. The collateral for the loan is substantially all U.S. assets of the Company. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from 1/2% below to 1/4% above the bank's prime rate (4.50% as of September 16, 2004) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 3.99% as of September 16, 2004) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily, unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $7.5 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States, aged up to 180 days, plus the lesser of 25% of raw material located in the United States or $2,000,000, plus the lesser of 50% of finished goods inventory or $750,000 plus $4.2 million representing 60% of the appraised value of the Company's real property located in Plymouth, Michigan. The Credit Agreement prohibits the Company from paying dividends or redeeming its stock without the prior written consent of the bank. In August 2004, the Company received from its bank, an amendment of the Credit Agreement authorizing the repurchase of up to $2.0 million of the Company's common stock. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $32.6 million as of June 30, 2004. The borrowing base at June 30, 2004 was $7.5 million with no borrowings outstanding.

At June 30, 2004, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $604,000 at June 30, 2004). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros (equivalent to approximately $121,000 at June 30, 2004) of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2004, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 294,000 Euros (equivalent to approximately $355,000 at June 30, 2004).

6.    COMMITMENTS AND OTHER

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

At June 30, 2004, the Company had $8.4 million of forward exchange contracts between the United States Dollar and the Euro. The hedges are accounted for as cash flow hedges and have a weighted average settlement price of 1.21 Euros to the United States Dollar. The contracts outstanding at June 30, 2004, mature through December 8, 2004 and are intended to hedge the Company's investment in its German subsidiary. The Company recognized a charge of $642,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the fiscal year ended June 30, 2004. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At June 30, 2003, the Company had $8.0 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.11 Euros to the United States Dollar. The Company recognized a charge of $229,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the fiscal year ended June 30, 2003.

During fiscal year 2002, the Company did not engage in any hedging activities.

7.    INFORMATION ABOUT MAJOR CUSTOMERS

The Company sells its products directly to both domestic and international automotive assembly companies. The Company's products are typically purchased for installation in connection with new model re-tooling programs undertaken by these companies. Because sales are dependent on the timing of customers' re-tooling programs, sales by customer vary significantly from year to year, as do the Company's largest customers. For the fiscal years ended June 30, 2004, 2003 and 2002, approximately 40%, 33% and 44%, respectively, of total revenues from continuing operations were derived from the Company's four largest automotive customers (General Motors, DaimlerChrysler, Volkswagen and Ford). The Company also sells to system integrators or OEMs, who in turn sell to these same automotive companies. For the fiscal years ended June 30, 2004, 2003 and 2002, approximately, 12%, 22% and 19%, respectively, of net sales from continuing operations, were to system integrators and OEMs for the benefit of the same four automotive companies. These numbers reflect consolidations that have occurred within the Company's four largest automotive customers. During the fiscal year ended June 30, 2004, sales to General Motors and DaimlerChrysler were 18.5% and 11.2%, respectively, of the Company's total net sales. At June 30, 2004, accounts receivable from General Motors and DaimlerChrysler totaled approximately $2.6 million.

8.    CONTINGENCIES

The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $5.0 million using a June 30, 2004 exchange rate. Carbotech has filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS' claims.

Perceptron B.V. terminated certain exclusive distributorship contracts in 1997 for breach of contract by Speroni, S.p.A. ("Speroni") and sought arbitration of this matter with the International Chamber of Commerce International Court of Arbitration ("ICC"), to confirm the terminations and to award damages. Speroni filed counterclaims with the ICC alleging breach of the exclusive distributorship contracts and seeking damages of $6.5 million. On February 12, 2001, the arbitrator determined that 1) Speroni breached its duty to properly inform Perceptron B.V., but did not act in bad faith, and so Perceptron B.V. did not satisfy the conditions required under French law and Italian law to rightfully terminate the distributorship agreements without prior notice; and 2) Perceptron B.V. did not breach its agreements with Speroni by providing certain information to a customer of both Perceptron B.V. and Speroni and by submitting a bid to a customer of both Perceptron B.V. and Speroni outside of Speroni's territories, but did not act in good faith in not informing Speroni of these activities. On February 15, 2003, the French arbitrator awarded damages in the amount of $2.4 million to Speroni and against Perceptron B.V. with interest accruing on the award at the rate of 5% per annum until paid. On December 24, 2003, the Company entered into a Compromise and Settlement Agreement with Speroni S.p.A. that resolved the arbitration award. As a result of the settlement, on December 24, 2003, the Company paid Speroni S.p.A. approximately $2.3 million.

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

9.    401(k) PLAN

The Company has a 401(k) tax deferred savings plan that covers all eligible employees. The Company may make discretionary contributions to the plan. The Company's contributions related to continuing operations during the fiscal years ended June 30, 2004, 2003 and 2002, were $392,000, $325,000 and $0, respectively.

10.   EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees may purchase shares of the Company's common stock at 85% of its market value at the beginning of the six-month election period. Purchases are limited to 10% of an employee's eligible compensation and the shares purchased are restricted from being sold for one year from the purchase date. At June 30, 2004, 64,713 shares remained available under the Plan. During fiscal years 2004, 2003 and 2002, 30,422, 35,050 and 12,312 shares, respectively, were issued to employees. The average purchase price per share was $2.56, $1.20 and $1.30 in fiscal years 2004, 2003 and 2002, respectively. No compensation expense is recognized for the difference in the price paid by employees and the fair market value of the Company's common stock.

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

                                          FISCAL YEAR 2004           FISCAL YEAR 2003             FISCAL YEAR 2002
                                      ------------------------    -----------------------     ------------------------
                                                      Weighted                   Weighted                     Weighted
                                                      Average                    Average                      Average
                                                      Exercise                   Exercise                     Exercise
                                        Shares         Price        Shares        Price         Shares         Price
                                        ------        --------    ---------      --------     ---------       --------
Shares subject to option
Outstanding at beginning of period    2,176,286       $  7.37     2,012,707       $  8.26     1,926,649       $  9.48
New grants (based on fair value of
  common stock at dates of grant)       423,600       $  6.65       305,600       $  1.77       415,425       $  1.25
Exercised                              (328,561)      $  2.18       (35,535)      $  1.74             -             -
Terminated and expired                  (88,443)      $  7.74      (106,486)      $ 10.47      (329,367)      $  6.29
Outstanding at end of period          2,182,882       $  8.06     2,176,286       $  7.37     2,012,707       $  8.26
Exercisable at end of period          1,242,243       $ 11.24     1,285,227       $ 11.29     1,063,301       $ 13.83

The following table summarizes information about stock options at June 30, 2004:


                                            OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                 ---------------------------------------------     ---------------------
                                                    Weighted          Weighted                   Weighted
                                                     Average           Average                   Average
                                                   Remaining          Exercise                   Exercise
Range of Exercise Prices          Shares        Contractual Life        Price        Shares       Price
                                  ------        ----------------        -----        ------      --------
$  1.01   to     $  1.53           721,899           7.22             $  1.40        339,191     $  1.42
   1.72   to        6.50           761,429           7.32                4.53        354,398        3.93
   6.69   to       26.25           549,504           4.31               15.98        398,604       19.39
  26.38   to       33.96           150,050           2.72               29.01        150,050       29.01
------------------------         ---------           ----             -------      ---------     -------
$  1.01   to     $ 33.96         2,182,882           6.22             $  8.06      1,242,243     $ 11.24
========================         =========           ====             =======      =========     =======

Option prices for options granted under these plans must not be less than fair market value of the Company's stock on the date of grant. At June 30, 2004, options covering 619,871 shares were available for future grants under these plans.

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

The estimated fair value as of the date options were granted during the fiscal years ended June 30, 2004, 2003 and 2002, using the Black-Scholes option-pricing model, was as follows:

                                                       2004          2003        2002
                                                       ----          ----        ----
Weighted average estimated fair value per share of
     options granted during the year                 $    4.40    $    1.23    $    0.93
Assumptions:
     Amortized dividend yield                                -            -            -
     Common stock price volatility                       79.58%       85.56%       80.76%
     Risk free rate of return                             3.17%        3.00%        4.38%
     Expected option term (in years)                         5            5            5

12.  INCOME TAXES

Income from continuing operations before income taxes for U.S. and foreign operations was as follows (in thousands):

                2004               2003                2002
               ------             ------             -------
U.S.           $2,586             $3,868             $  (614)
Foreign         4,067              2,256               1,373
               ------             ------             -------
Total          $6,653             $6,124             $   759
               ======             ======             =======

The income tax provision (benefit) reflected in the statement of income consists of the following (in thousands):

                                2004       2003     2002
                                ----       ----     ----
Current provision (benefit):
  U.S. Federal & State         $    92    $     -    $   -
  Foreign                        1,917      1,529       75
Deferred taxes
  U.S.                             826      1,312     (258)
  Foreign                         (169)      (299)       -
                               -------    -------    -----
Total provision (benefit)      $ 2,666    $ 2,542    $(183)
                               =======    =======    =====

The Company's deferred tax assets are substantially represented by the tax benefit of net operating losses and the tax benefit of future deductions represented by allowance for bad debts, warranty expenses and inventory obsolescence and tax credit carry forwards. During fiscal year 2002, the Company completed an examination with the Internal Revenue Service that covered the years 1996 through 1998. The examination resulted in a net refund to the Company of approximately $429,000 and re-established tax credits that had previously been utilized. The Company established a valuation allowance for the tax credit carry forwards and other items where it was more likely than not that these items would expire or not be deductible before the Company was able to realize their benefit. The components of deferred tax assets were as follows (in thousands):

                                                                              2004         2003         2002
                                                                              ----         ----         ----
Rate reconciliation:
Provision at U.S. statutory rate                                                34.0%        34.0%        34.0 %
Net effect of taxes on foreign activities                                        5.5%         7.5%       (52.0)%
State taxes and other, net                                                       0.6%        (0.5)%       (6.0)%
Adjustment of federal/foreign income taxes provided for in prior years          14.7%        (1.3)%      492.0%
Valuation allowance                                                            (14.7)%        1.8%      (492.0)%
                                                                           ---------     --------     --------
Effective tax rate                                                              40.1%        41.5%       (24.0)%
                                                                           =========     ========     ========
Benefit of net operating losses                                            $   6,413     $  6,925     $  8,126
Tax credit carry forwards                                                      2,797        2,588        2,382
Other, principally reserves                                                    1,516        2,487        2,348
                                                                           ---------     --------     --------
Deferred tax asset                                                            10,726       12,000       12,856
Valuation allowance                                                           (3,547)      (4,524)      (4,412)
                                                                           ---------     --------     --------
Net deferred tax asset                                                     $   7,179     $  7,476     $  8,444
                                                                           =========     ========     ========

No provision was made with respect to earnings as of June 30, 2004 that have been retained for use by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings. At June 30, 2004, the Company had net operating loss carry forwards for Federal income tax purposes of $18.9 million that expire in the years 2020 through 2023 and tax credit carry forwards of $2.8 million that expire in the years 2007 through 2018. The net change in the total valuation allowance for the years ended June 30, 2004 and 2003 was a decrease of $977,000 and an increase of $112,000, respectively.

13.   GEOGRAPHIC INFORMATION

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

GEOGRAPHICAL REGIONS (000'S)           DOMESTIC      INTERNATIONAL(1)    CONSOLIDATED
                                       --------      -------------       ------------
FISCAL YEAR ENDED JUNE 30, 2004
Net external sales                      $29,163        $24,230             $53,393
Identifiable assets                      36,882         26,042              62,924

FISCAL YEAR ENDED JUNE 30, 2003
Net external sales                      $27,112        $27,567             $54,679
Identifiable assets                      31,912         27,502              59,414

FISCAL YEAR ENDED JUNE 30, 2002
Net external sales                      $24,911        $19,032             $43,943
Identifiable assets                      31,463         23,230              54,693

(1) The Company's German subsidiary had net external sales of $22.5 million, $25.3 million and $10.4 million in the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Total assets of the Company's German subsidiary were $21.5 million, $21.0 million and $10.8 million as of June 30, 2004, 2003 and 2002, respectively.

14.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data for the fiscal years ended June 30, 2004 and 2003 are as follows (in thousands, except per share amounts):

                                                   QUARTER ENDED
                             -------------------------------------------------------------
FISCAL YEAR 2004             09/30/03          12/31/03          03/31/04         06/30/04
                             --------          --------          --------         --------
Net sales                     $12,268          $13,607           $12,359          $15,159
Gross profit                    5,611            6,487             5,720            7,282
Net income                      1,027            1,530               508              922
Earnings per share
      Basic                      0.12             0.18              0.06             0.11
      Diluted                    0.11             0.16              0.05             0.10


FISCAL YEAR 2003             09/30/02          12/31/02          03/31/03        06/30/03
                             --------          --------          --------        --------
Net sales                     $10,777          $12,751           $15,967          $15,184
Gross profit                    4,696            6,810             9,290            6,738
Net income                        287            1,135               809(1)         1,351
Earnings per share
      Basic                      0.03             0.14              0.10             0.16
      Diluted                    0.03             0.14              0.09             0.15


1. In the third quarter of fiscal 2003, the Company recorded an arbitration charge of $2.4 million (see Note 8).

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A: CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the Company's disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the Securities and Exchange Commission's ("SEC") filing deadlines for these reports specified in the SEC's rules and forms. There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2004 identified in connection with the Company's evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions "Matters to Come before the Meeting
- Proposal 1: Election of Directors", "Further Information - Executive Officers", "Further Information - Share Ownership of Management and Certain Shareholders - Beneficial Ownership by Directors and Executive Officers" and "Further Information - Share Ownership of Management and Certain Shareholders -
Section 16 (a) Beneficial Ownership Reporting Compliance" of the registrant's proxy statement for 2004 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

The information required by Part III, Item 10 with respect to the Company's audit committee and the audit committee's financial expert is set forth in the Proxy Statement in the third paragraph under the caption "Board of Directors and Committees - Audit Committees," which paragraph is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company's directors, executive and financial officers and employees. The Code of Business Conduct and Ethics has been posted to the Company's website at www.perceptron.com in the Company section under Corporate and Financial Information - "Financials" and is available free of charge through the Company's website. The Company will post information regarding any amendment to, or waiver from, the Company's Code of Business Conduct and Ethics for executive and financial officers and directors on the Company's website in the Company section under Corporate and Financial Information - "Financials".

ITEM 11: EXECUTIVE COMPENSATION

The information contained under the caption "Further Information - Compensation of Directors and Executive Officers" of the Proxy Statement is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions "Further Information - Share Ownership of Management and Certain Shareholders - Principal Shareholders", "Further Information - Share Ownership of Management and Certain Shareholders - Beneficial Ownership by Directors and Executive Officers", "Further Information
- Equity Compensation Plan Information", and "Further Information - Compensation of Directors and Executive Officers - Termination of Employment and Change of Control Arrangements" of the Proxy Statement is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions "Independent Accountants - General" and "Independent Accountants - Fees Paid to Independent Auditors" of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      A.    Financial Statements and Schedules Filed

            Financial Statements - see Item 8 of this report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

      B.    Exhibits:

            Exhibits - the exhibits filed in response to Item 601 of Regulation S-K with this report are listed on pages 32 through 35. The Exhibit List is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PERCEPTRON, INC.
                                         (Registrant)

                                     By: /S/ Alfred A. Pease
                                         -------------------------------------
                                         Alfred A. Pease, Chairman of the Board,
                                         President and Chief Executive Officer
                                        (Principal Executive Officer)

                                       Date: September 24, 2004

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

             Signatures                                        Title                         Date
             ----------                                        -----                         ----
/S/ Alfred A. Pease                         Chairman of the Board, President,            September 24, 2004
-------------------------------------       Chief Executive Officer and Director
Alfred A. Pease                             (Principal Executive Officer)

/S/ John J. Garber                          Vice President and Chief Financial Officer   September 24, 2004
-------------------------------------       (Principal Financial Officer)
John J. Garber

/S/ Sylvia M. Smith                         Controller (Principal Accounting Officer)    September 24, 2004
-------------------------------------
Sylvia M. Smith

/S/ Kenneth R. Dabrowski                    Director                                     September 24, 2004
-------------------------------------
Kenneth R. Dabrowski

/S/ Philip J. DeCocco                       Director                                     September 24, 2004
-------------------------------------
Philip J. DeCocco

/S/ W. Richard Marz                         Director                                     September 24, 2004
-------------------------------------
W. Richard Marz

/S/ Robert S. Oswald                        Director                                     September 24, 2004
-------------------------------------
Robert S. Oswald

/S/ James A. Ratigan                        Director                                     September 24, 2004
-------------------------------------
James A. Ratigan

/S/ Terryll R. Smith                        Director                                     September 24, 2004
-------------------------------------
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

      4.3        Credit Agreement dated October 24, 2002, between Perceptron, Inc.
                 and Comerica Bank is incorporated by reference to Exhibit 4.9 of the
                 Company's Report on Form 10-Q for the Quarter Ended September 30,
                 2002.

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

      4.6        First Amendment to Credit Agreement dated October 24, 2002, between
                 Perceptron, Inc. and Comerica Bank is incorporated by reference to
                 Exhibit 4.6 of the Company's Report on Form 10-Q for the Quarter
                 Ended September 30, 2003.

      4.7        Second Amendment to Credit Agreement dated October 24, 2002, between
                 Perceptron, Inc. and Comerica Bank is incorporated by reference to
                 Exhibit 4.7 of the Company's Report on Form 10-Q for the Quarter
                 Ended September 30, 2003.

      4.8*       Third Amendment to Credit Agreement dated October 24, 2002, between
                 Perceptron, Inc. and Comerica Bank

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

      10.9@      Form of Stock Option Agreements under 1992 Stock Option Plan, (Team
                 Members and Officers) prior to February 9, 1995, is incorporated herein by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1993.

      10.10@     Forms of Master Amendments to Stock Option Agreements (Team Members
                 and Officers) under 1992 Stock Option Plan, prior to February 9,
                 1995 is incorporated herein by reference to Exhibit 10.22 to the
                 Company's Annual Report on Form 10-K for the Year Ended December 31,
                 1994.

      10.11@     Forms of Incentive Stock Option Agreements (Team Members and
                 Officers) under 1992 Stock Option Plan after February 9, 1995 is incorporated by reference to Exhibit 10.23 to the Company's Annual
                 Report on Form 10-K for the Year Ended December 31, 1994.

      10.12@     Forms of Incentive Stock Option Agreements (Team Members and
                 Officers) and Non-Qualified Stock Option Agreements under 1992 Stock
                 Option Plan after January 1, 1997, and Amendments to existing Stock
                 Option Agreements under the 1992 Stock Option Plan is incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form
                 10-K for the Year Ended December 31, 1996.

      10.13@     Incentive Stock Option Agreement, dated February 14, 1996, between the Company and Alfred A. Pease is incorporated by reference to
                 Exhibit 10.29 of the Company's Annual Report on Form 10-K for the
                 Year Ended December 31, 1995.

      10.14@     Non-Qualified Stock Option Agreement, dated February 14, 1996, between the Company and Alfred A. Pease is incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the
                 Year Ended December 31, 1995.

      10.15@     Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.56 to the Company's Report on Form 10-Q for
                 the Quarter Ended September 30, 1996.

      10.16@     Form of Non-Qualified Stock Option Agreements and Amendments under the Director Stock Option Plan is incorporated by reference to
                 Exhibit 10.27 to the Company's Annual Report on Form 10-K for the
                 Year Ended December 31, 1996.

      10.17@     1998 Global Team Member Stock Option Plan and Form of Non-Qualified
                 Stock Option Agreements under such Plan is incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form
                 10-K for the Year Ended December 31, 1997.

      10.18@     Amended and Restated Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.54 of the Company's Report on Form 10-Q
                 for the Quarter Ended September 30, 1996.

      10.19@     Letter Agreement, dated February 14, 1996, between the Company and
                 Alfred A. Pease is incorporated herein by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the Year Ended
                 December 31, 1996.

      10.20@     Forms of Incentive Stock Option Agreements (Officers) and
                 Non-Qualified Stock Option Agreements (Officers) under 1992 Stock
                 Option Plan after September 1, 1998 is incorporated by reference to
                 Exhibit 10.25 of the Company's Report on Form 10-K for the Year
                 Ended December 31, 1998.

      10.21@     Second Amendment to Amended and Restated 1992 Stock Option Plan is
                 incorporated by reference to Exhibit 10.26 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1999.

      10.22@     First Amendment to Amended and Restated Directors Stock Option Plan
                 is incorporated by reference to Exhibit 10.27 of the Company's
                 Report on Form 10-Q for the Quarter Ended March 31, 1999.

      10.23@     First Amendment to the 1998 Global Team Member Stock Option Plan is
                 incorporated by reference to Exhibit 10.28 of the Company's Report on Form 10-K for the Transition Period Ended June 30, 1999.

      10.24@     Second Amendment to the 1998 Global Team Member Stock Option Plan
                 is incorporated by reference to Exhibit 10.29 of the Company's
                 Report on Form 10-K for the Transition Period Ended June 30, 1999.

      10.25@     Forms of Incentive Stock Option Agreements (Officers) and
                 Non-Qualified Stock Option Agreements (Officers) under 1992 Stock
                 Option Plan after September 1, 1999 is incorporated by reference to
                 Exhibit 10.30 of the Company's Report on Form 10-Q for the Quarter
                 Ended September 30, 1999.

      10.26@     Forms of Non-Qualified Stock Option Agreements under 1998 Global
                 Team Member Stock Option Plan after September 1, 1999 is
                 incorporated by reference to Exhibit 10.31 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1999.

      10.27@     Forms of Non-Qualified Stock Option Agreements under the Directors
                 Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.32 of the Company's Report on Form 10-Q for
                 the Quarter Ended December 31, 1999.

      10.28@     Second Amendment to the Perceptron, Inc. Directors Stock Option
                 Plan (Amended and Restated October 31, 1996) is incorporated by reference to Exhibit 10.33 of the Company's Report on Form 10-Q for
                 the Quarter Ended March 31, 2000.

      10.29@     Third Amendment to the 1998 Global Team Member Stock Option Plan is
                 incorporated by reference to Exhibit 99.6 of the Company's Form S-8
                 Registration Statement No. 333-55164.

      10.30@     Third Amendment to Amended and Restated 1992 Stock Option Plan is
                 incorporated by reference to Exhibit 10.35 of the Company's Report on Form 10-K for the Year Ended June 30, 2001.

      10.31      Covenant Not to Compete between U.S. Natural Resources, Inc., and
                 Perceptron, Inc., dated March 13, 2002 is incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed March 29,
                 2002.

      10.32@     Promissory Note dated March 13, 2002, between U.S. Natural
                 Resources, Inc. and Perceptron, Inc. is incorporated by reference to
                 Exhibit 10.36 of the Company's Report on Form 10-K for the Year
                 Ended June 30, 2002.

      10.33@     Fourth Amendment to Amended and Restated 1992 Stock Option Plan is
                 incorporated by reference to Exhibit 10.37 of the Company's Report on Form 10-K for the Year Ended June 30, 2002.

      10.34@ Fourth Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.7 of the Company's S-8
                 Registration Statement No. 333-76194.

      10.35@     Summary of 2003 Team Member 401K Restoration and Profit Sharing
                 Plan is incorporated by reference to Exhibit 10.38 of the Company's
                 Report on Form 10-Q for the Quarter Ended December 31, 2002.

      10.36@     Summary of 2004 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.39 of the Company's Report on Form 10-Q for
                 the Quarter Ended December 31, 2003.

      21.        A list of subsidiaries of the Company is incorporated by reference to Exhibit 21 of the Company's Report on Form 10-K for the Year
                 Ended June 30, 2002.

      23.*       Consent of Experts and Counsel.

      31.        Rule 13a-14(a)/15d-14(a) Certifications

      31.1*      Section 302 Certification of Chief Executive Officer.

      31.2*      Section 302 Certification of Chief Financial Officer.

      32.        Section 1350 Certifications

      32.1*      Section 906 Certification of Chief Executive Officer.

      32.2*      Section 906 Certification of Chief Financial Officer.

----------------------

* Filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

@     Indicates a management contract, compensatory plan or arrangement.