Form 10-Q
period 2004-09-30
PERCEPTRON INC/MI
filed 2004-11-12
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

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

      Yes [X]           No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      Yes [ ]           No [X]

The number of shares outstanding of each of the issuer's classes of common stock as of November 8, 2004, was:

Common Stock, $0.01 par value                        8,747,225
-----------------------------                        ---------
           Class                                 Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                                                               PAGE
                                                                              NUMBER
                                                                              ------
COVER                                                                            1

INDEX                                                                            2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                                    3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              10
Item 3.  Quantitative and Qualitative Disclosures about Market Risk             17
Item 4.  Controls and Procedures                                                17

PART II. OTHER INFORMATION
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds            17
Item 5.  Other Information                                                      17
Item 6.  Exhibits                                                               17

SIGNATURES                                                                      18

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,  JUNE 30,
(In Thousands, Except Per Share Amount)                                          2004        2004
                                                                               --------     --------
                                                                              (Unaudited)
ASSETS
     CURRENT ASSETS
       Cash and cash equivalents                                               $ 21,777     $ 19,679
       Receivables:
         Billed receivables, net of allowance for doubtful accounts              16,287       19,631
           of $554 and $625, respectively
         Unbilled receivables                                                     1,538        2,050
         Other receivables                                                          666          462
       Inventories, net of reserves of $510 and $510, respectively                6,222        5,688
       Deferred taxes and other current assets                                    1,832        1,831
                                                                               --------     --------
         Total current assets                                                    48,322       49,341
     PROPERTY AND EQUIPMENT
       Building and land                                                          6,013        6,013
       Machinery and equipment                                                    9,957        9,640
       Furniture and fixtures                                                     1,068        1,068
                                                                               --------     --------
                                                                                 17,038       16,721
       Less  -  Accumulated depreciation and amortization                        (9,249)      (9,007)
                                                                               --------     --------
         Net property and equipment                                               7,789        7,714
     DEFERRED TAX ASSET                                                           5,308        5,869
                                                                               --------     --------
     TOTAL ASSETS                                                              $ 61,419     $ 62,924
                                                                               ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
       Accounts payable                                                        $  1,814     $  1,444
       Accrued liabilities and expenses                                           2,617        2,827
       Accrued compensation                                                       1,127        3,288
       Income taxes payable                                                       1,423        2,543
       Deferred revenue                                                           2,792        2,462
                                                                               --------     --------
         Total current liabilities                                                9,773       12,564
     SHAREHOLDERS' EQUITY
       Preferred stock - no par value, authorized 1,000 shares, issued none           -            -
       Common stock, $0.01 par value, authorized 19,000 shares, issued
         and outstanding 8,747 and 8,716, respectively                               87           87
       Accumulated other comprehensive loss                                        (559)        (758)
       Additional paid-in capital                                                42,624       42,502
       Retained earnings                                                          9,494        8,529
                                                                               --------     --------
         Total shareholders' equity                                              51,646       50,360
                                                                               --------     --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 61,419     $ 62,924
                                                                               ========     ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                     SEPTEMBER 30,
(In Thousands, Except Per Share Amounts)           2004        2003
                                                 --------    --------
NET SALES                                        $ 12,244    $ 12,268
COST OF SALES                                       6,216       6,657
                                                 --------    --------
        GROSS PROFIT                                6,028       5,611
OPERATING EXPENSES
        Selling, general and administrative         2,797       2,485
        Engineering, research and development       1,703       1,437
                                                 --------    --------
              Total operating expenses              4,500       3,922
                                                 --------    --------
        OPERATING INCOME                            1,528       1,689
OTHER INCOME AND (EXPENSES)
        Interest income, net                           91          51
        Foreign currency and other                     68         (11)
                                                 --------    --------
              Total other income (expenses)           159          40
                                                 --------    --------
INCOME BEFORE INCOME TAXES                          1,687       1,729
INCOME TAX EXPENSE                                    722         702
                                                 --------    --------
NET INCOME                                       $    965    $  1,027
                                                 ========    ========
EARNINGS PER COMMON SHARE
        Basic                                    $   0.11    $   0.12
        Diluted                                  $   0.10    $   0.11
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                       8,727       8,430
        Dilutive effect of stock options              667         804
                                                 --------    --------
        Diluted                                     9,394       9,234
                                                 ========    ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
(In Thousands)                                                                   2004         2003
                                                                               --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
       Income from continuing operations                                       $    965     $  1,027
       Adjustments to reconcile income from continuing operations to net cash provided from (used for) operating activities:
              Depreciation and amortization                                         326          345
              Stock option income tax benefit                                        43          209
              Deferred income taxes                                                 562           (9)
              Other                                                                 (50)         (98)
              Changes in assets and liabilities, exclusive of changes shown
                 separately                                                         417        2,063
                                                                               --------     --------
                   Net cash provided from (used for) operating activities         2,263        3,537
CASH FLOWS FROM FINANCING ACTIVITIES
       Revolving credit borrowings                                                  174            -
       Revolving credit repayments                                                 (174)           -
       Proceeds from stock plans                                                     79          440
                                                                               --------     --------
                   Net cash provided from financing activities                       79          440
CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                                                        (422)        (212)
                                                                               --------     --------
                   Net cash used for investing activities                          (422)        (212)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                        178           73
                                                                               --------     --------
NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                             2,098        3,838
CASH AND CASH EQUIVALENTS, JULY 1                                                19,679       11,101
                                                                               --------     --------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                                        $ 21,777     $ 14,939
                                                                               ========     ========
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
       Receivables, net                                                        $  3,885     $  5,425
       Inventories                                                                 (533)        (192)
       Accounts payable                                                             371            8
       Other current assets and liabilities                                      (3,306)      (3,178)
                                                                               --------     --------
                                                                               $    417     $  2,063
                                                                               ========     ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Company's 2004 Annual Report on Form 10-K. Certain reclassifications may have been made to the prior year's financial statements to conform with the fiscal year 2005 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out ("FIFO") method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. Inventory, net of reserves of $510,000 for both periods presented, is comprised of the following (in thousands):

                  SEPTEMBER 30,   JUNE 30,
                    2004            2004
                    ----            ----
Component Parts    $3,447          $2,663
Work In Process       503             573
Finished Goods      2,272           2,452
                   ------          ------
Total              $6,222          $5,688
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

Options to purchase 621,000 and 579,000 shares of common stock outstanding in the three months ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

At September 30, 2004, the Company had $10.9 million of forward exchange contracts between the United States Dollar and the Euro. The hedges are accounted for as cash flow hedges and have a weighted average settlement price of 1.21 Euros to the United States Dollar. The contracts outstanding at September 30, 2004, mature through March 31, 2005 and are intended to hedge the Company's investment in its German subsidiary. The Company recognized a charge of $143,000 in other comprehensive income (loss) for the unrealized change in value of these forward exchange contracts during the quarter ended September 30, 2004. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At September 30, 2003, the Company had $8.0 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.11 Euros to the United States Dollar. The Company recognized a charge of $213,000 in other comprehensive income (loss) for the unrealized change in value of these forward exchange contracts during the quarter ended September 30, 2003.

5. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

THREE MONTHS ENDED SEPTEMBER 30,                 2004        2003
                                               -------     -------
Net Income                                     $   965     $ 1,027
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments        341         356
   Forward Contracts                              (143)       (213)
                                               -------     -------
Total Comprehensive Income                     $ 1,163     $ 1,170
                                               =======     =======

6. CREDIT FACILITIES

The Company had no debt outstanding at September 30, 2004.

The Company has a $7.5 million collateral-based Credit Agreement with Comerica Bank, which expires on November 1, 2005. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The collateral for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (4.75% as of September 30, 2004) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 3.89% as of September 30, 2004) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $7.5 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States that have been outstanding for less than 180 days, plus the lesser of 25% of raw material located in the United States or $2.0 million, plus the lesser of 50% of finished goods inventory located in the United States or $750,000, plus $4.2 million representing 60% of the appraised value of the Company's real property located in Plymouth, Michigan. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $33.1 million as of September 30, 2004. The borrowing base at September 30, 2004 was $7.5 million.

At September 30, 2004, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $617,000 at September 30, 2004). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2004, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 126,000 Euros (equivalent to approximately $155,000 at September 30,
2004).

7. STOCK BASED COMPENSATION

The Company has stock plans, which are described more fully in Notes 10 and 11 in the Company's 2004 Annual Report. The Company applies APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. Accordingly, compensation cost for stock options has been recognized under the provisions of APB 25. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share for the periods indicated if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation," to its stock option plans as indicated below (in thousands except per share amounts):

                            THREE MONTHS ENDED     THREE MONTHS ENDED
                            SEPTEMBER 30, 2004     SEPTEMBER 30, 2003
                            ------------------     ---------------
Net income:
    As reported                   $  965               $ 1,027
    Pro forma                     $  829               $   927
Earnings per share:
    Basic - as reported           $ 0.11               $  0.12
    Basic - pro forma             $ 0.09               $  0.11
    Diluted - as reported         $ 0.10               $  0.11
    Diluted - pro forma           $ 0.09               $  0.10

The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, was as follows:

                                                      THREE MONTHS ENDED       THREE MONTHS ENDED
                                                      SEPTEMBER 30, 2004       SEPTEMBER 30, 2003
                                                      ------------------       ------------------
Weighted average estimated fair value per
share of options granted during the period                $    1.93                 $    4.59
Assumptions:
   Amortized dividend yield                                       -                         -
   Common stock price volatility                              24.77%                    89.87%
   Risk free rate of return                                    3.78%                     3.13%
Expected option term (in years)                                   5                         5

8. COMMITMENTS AND CONTINGENCIES

Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below and those discussed in the Company's 2004 Annual Report on Form 10-K.

The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the

Judicial District of Quebec, Canada against the Company, Carbotech, Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $5.3 million using a September 30, 2004 exchange rate. Carbotech has filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS' claims.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Perceptron, Inc. ("Perceptron" or the "Company") designs, develops, manufactures and markets information-based measurement and inspection solutions for process improvement. Perceptron's product offerings are designed to improve quality, increase productivity and decrease costs in manufacturing and product development. The solutions offered by the Company are divided into three groups:
1) The Automated Systems Group made up of AutoGauge(R), AutoFit(R), AutoScan(R), AutoSpect(R) and AutoGuide(R) products; 2) The Technology Components Group made up of ScanWorks(TM), Non-Contact Wheel Alignment and TriCam(R) sensors for the forest products industry; and 3) The Value Added Services Group providing consulting, training and non-warranty support services. The Company services multiple markets, with the largest being the automotive industry. The Company's primary operations are in North America, Europe and Asia.

RESULTS OF OPERATIONS

For the first quarter of fiscal 2005, the Company reported net income of $965,000, or $0.10 per diluted share, compared to net income of $1.0 million or $0.11 per diluted share, for the first quarter of fiscal 2004. Specific line item results are described below.

SALES - Net sales of $12.2 million for the first quarter of fiscal 2005 were comparable to net sales of $12.3 million for the same period one year ago. The following tables set forth comparison data for the Company's net sales by product groups and geographic location.

SALES (BY GROUP)               FIRST QUARTER      FIRST QUARTER             INCREASE/
(in millions)                      2005               2004                 (DECREASE)
                            -----------------    ---------------      --------------------
Automated Systems           $  7.9        65%    $ 9.2       75%      $(1.3)       (14.1%)
Technology Components          2.9        24%      2.2       18%        0.7         31.8%
Value Added Services           1.4        11%       .9        7%        0.5         55.6%
                            ------       ---     -----      ---       -----         ----
Totals                      $ 12.2       100%    $12.3      100%      $(0.1)        (0.8%)
                            ======       ===     =====      ===       =====        =====

SALES (BY LOCATION)            FIRST QUARTER      FIRST QUARTER             INCREASE/
(in millions)                      2005               2004                 (DECREASE)
                            -----------------    ---------------      --------------------
North America               $  7.7        63%    $ 6.9       56%      $ 0.8         11.6%
Europe                         4.0        33%      5.0       41%       (1.0)       (20.0%)
Asia                            .5         4%       .4        3%        0.1         25.0%
                            ------       ---     -----      ---       -----         ----
Totals                      $ 12.2       100%    $12.3      100%      $(0.1)        (0.8%)
                            ======       ===     =====      ===       =====         ====

Sales of the Company's Automated Systems products decreased primarily due to the timing of new orders and available business related to fewer new vehicle tooling programs primarily in Europe. Technology Components sales improved primarily due to ScanWorks(TM) product line sales of $1.0 million that were up approximately $500,000 compared to the first quarter of fiscal 2004. This increase principally reflected higher sales in North America by value added resellers selected by the Company because of their established customer bases for the use of ScanWorks(TM) technology. The sales increase in North America resulted from higher sales of the ScanWorks(TM) product line. The sales decrease in Europe was primarily due to lower AutoGauge(R) product line sales resulting from fewer new vehicle tooling programs that was partially offset by the strong Euro, that based on conversion rates in effect this quarter, added approximately $240,000 more in sales than the comparable rates in the first quarter of fiscal 2004 would have yielded.

BOOKINGS - The Company had new order bookings during the quarter of $6.7 million compared with new order bookings of $14.9 million in the fourth quarter of fiscal 2004 and $12.0 million for the quarter ended September 30, 2003. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company's bookings by product groups and geographic location.

BOOKINGS (BY GROUP)         FIRST QUARTER        FIRST QUARTER            INCREASE/
(in millions)                    2005                 2004               (DECREASE)
                            --------------     ----------------     -------------------
Automated Systems           $3.6       54%     $ 9.2        77%     $(5.6)      (60.9%)
Technology Components        2.6       39%       1.9        16%       0.7        36.8%
Value Added Services          .5        7%        .9         7%      (0.4)      (44.4%)
                            ----      ---      -----       ---      -----       -----
TOTALS                      $6.7      100%     $12.0       100%     $(5.3)      (44.2%)
                            ====      ===      =====       ===      =====       =====


BOOKINGS (BY LOCATION)      FIRST QUARTER        FIRST QUARTER            INCREASE/
(in millions)                    2005                 2004               (DECREASE)
                            --------------     ----------------     -------------------
North America               $3.7       55%     $ 7.2        60%     $(3.5)      (48.6%)
Europe                       2.5       37%       4.4        37%      (1.9)      (43.2%)
Asia                          .5        8%        .4         3%       0.1        25.0%
                            ----      ---      -----       ---      -----       -----
TOTALS                      $6.7      100%     $12.0       100%     $(5.3)      (44.2%)
                            ====      ===      =====       ===      =====       =====


Orders for Automated Systems products decreased primarily due to the timing of customer decisions to place new orders. Many of the orders expected during the first quarter were received in October. The Company booked or received commitments for approximately $6 million of new orders during October, most of which were Automated Systems orders. Orders for Technology Components increased reflecting the growth of business by value added resellers for the ScanWorks(TM) product line. Orders for Value Added Services decreased primarily due to the timing of customer purchase order releases.

BACKLOG - The Company's backlog was $13.5 million as of September 30, 2004 compared with $19.1 million as of June 30, 2004 and $17.9 million as of September 30, 2003. The following tables set forth comparison data for the Company's backlog by product groups and geographic location.

BACKLOG (BY GROUP)          FIRST QUARTER       FIRST QUARTER        INCREASE/
(in millions)                    2005               2004            (DECREASE)
                            --------------    ---------------   -----------------
Automated Systems           $ 9.1      67%    $14.9       83%   $(5.8)    (38.9%)
Technology Components         2.3      17%      2.1       12%     0.2       9.5%
Value Added Services          2.1      16%      0.9        5%     1.2     133.3%
                            -----     ---     -----      ---    -----     -----
TOTALS                      $13.5     100%    $17.9      100%   $(4.4)    (24.6%)
                            =====     ===     =====      ===    =====     =====

BACKLOG (BY LOCATION)       FIRST QUARTER       FIRST QUARTER        INCREASE/
(in millions)                    2005               2004            (DECREASE)
                            --------------    ---------------   -----------------
North America               $ 7.4      55%    $10.6       59%   $(3.2)    (30.2%)
Europe                        5.5      41%      6.7       38%    (1.2)    (17.9%)
Asia                          0.6       4%      0.6        3%     0.0       0.0%
                            -----     ---    ------      ---    -----     -----
TOTALS                      $13.5     100%   $ 17.9      100%   $(4.4)    (24.6%)
                            =====     ===    ======      ===    =====     =====

The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company.

GROSS PROFIT - Gross profit was $6.0 million, or 49.2% of sales, in the first quarter of fiscal year 2005, as compared to $5.6 million, or 45.7% of sales, in the first quarter of fiscal year 2004. The gross profit percentage improvement was primarily due to lower installation and manufacturing costs that had the effect of improving margins by approximately 2%. The benefit from the strong Euro that increased margins by approximately $150,000, or 1.2%, and favorable product mix accounted for the balance of the gross margin percentage improvement.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES - SG&A expenses were $2.8 million in the quarter ended September 30, 2004 compared to $2.5 million in the first quarter a year ago. The increase was principally due to salary and benefit increases, higher legal expenses and the impact of the strong Euro on SG&A expenses in the Company's European subsidiary. Legal expenses in fiscal 2004 were lower due to accrual adjustments related to the settlement of various litigation matters.

ENGINEERING, RESEARCH AND DEVELOPMENT (R&D) EXPENSES - Engineering and R&D expenses were $1.7 million in the quarter ended September 30, 2004 compared to $1.4 million in the first quarter a year ago. The increase was principally due to salary and benefit increases and increased spending on new product development and enhancement primarily for Technology Components products.

INTEREST INCOME, NET - Net interest income was $91,000 in the first quarter of fiscal 2005 compared with net interest income of $51,000 in the first quarter of fiscal 2004. The increase was primarily due to higher cash balances available for investment in short term securities this quarter.

FOREIGN CURRENCY AND OTHER - Foreign currency and other income were $68,000 in the first quarter of fiscal year 2005 compared to a loss of $11,000 in the first quarter of fiscal 2004. This year's results included $37,000 of miscellaneous income while last year's results reflected a miscellaneous loss of $28,000. Net foreign currency income related to gains and losses on the Euro, Yen and Real was $36,000 this year compared to $17,000 last year.

INCOME TAXES - The effective tax rates of 42.8% and 40.6% for the first quarter of fiscal 2005 and 2004, respectively, reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates.

OUTLOOK - Since the rate of new orders to start the second quarter of fiscal 2005 has been strong, and the expectation for new orders for the balance of the second quarter and third quarter of fiscal 2005 remains very good, the Company expects sales and bookings for fiscal year 2005 to be comparable to those achieved during fiscal year 2004. The Company's sales forecast is based on a thorough assessment of the probable size, system content, and timing of each of the programs being considered by its customers. These factors are difficult to quantify accurately because over time the Company's customers weigh changes in the economy and the probable effect of these changes on their business, and adjust the number and timing of their new vehicle programs to reflect the changing business conditions. The Company continues to view the automotive industry's focus on introducing new vehicles more frequently to satisfy their customers' changing requirements, as well as their continuing focus on improved quality, as positive indicators for new business. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $21.8 million at September 30, 2004, compared to $19.7 million at June 30, 2004. The cash increase of $2.1 million for the quarter ended September 30, 2004 resulted primarily from $2.3 million of cash generated from operations. The Company also used $422,000 of cash for capital expenditures and received $79,000 of cash from the purchase of common stock under its stock plans. Depreciation and amortization was $326,000 during the quarter ended September 30, 2004.

The $2.3 million in cash provided from operations was primarily generated from net income of $965,000 million and the add back of non-cash items such as depreciation and deferred income taxes that totaled $881,000. Cash provided from operations also increased due to the change in net working capital of $417,000. Net working capital is defined as changes in assets and liabilities, exclusive of changes shown separately on the Consolidated Statements of Cash Flow. The net working capital decrease resulted primarily from reductions of accounts receivables of $3.9 million and increases in accounts payable of $371,000 that were offset by a $3.3 million reduction in other current assets and liabilities and an increase in inventory of $533,000. The $3.9 million reduction in receivables primarily related to increased cash collections due to higher sales achieved in the fourth quarter of fiscal 2004. The $3.3 million use of cash for other current assets and accrued liabilities primarily represents payments of approximately $2.3 million made under the Company's 2004 team member profit sharing plan. Inventory increased due to purchases of items required to fill anticipated orders.

The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. There was no inventory disposed of during the first quarter of fiscal 2005. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During the first quarter of fiscal 2005, the Company wrote off $2,000 of receivables. To date, the Company has not experienced any significant losses related to the collection of accounts receivable.

The Company has no debt outstanding at September 30, 2004. The Company has a $7.5 million collateral-based Credit Agreement with Comerica Bank, which expires on November 1, 2005. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The collateral for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (4.75% as of September 30, 2004) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 3.89% as of September 30, 2004) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The aggregate principal amount outstanding at any one time cannot exceed the lesser of $7.5 million or the borrowing base which is comprised of 80% of eligible accounts receivable billed in the United States that have been outstanding for less than 180 days, plus the lesser of 25% of raw material located in the United States or $2.0 million plus the lesser of 50% of finished goods inventory located in the United States or $750,000, plus $4.2 million representing 60% of the appraised value of the Company's real property located in

Plymouth, Michigan. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $33.1 million as of September 30, 2004. The borrowing base at September 30, 2004 was $7.5 million.

At September 30, 2004, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $617,000 at September 30, 2004). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2004, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 126,000 Euros (equivalent to approximately $155,000 at September 30,
2004).

The Company also had a favorable cash effect of $178,000 in the first quarter of fiscal 2005 related to the impact of exchange rate changes, principally due to the strong Euro, on Company cash held in Euros.

On August 9, 2004, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $2.0 million of the Company's common stock. The Company may buy shares of its common stock on the open market or in privately negotiated transactions from time to time, based on market prices. There were no repurchases of the Company's common stock during the quarter ended September 30, 2004. The program may be discontinued at any time.

See Note 8 to the Consolidated Financial Statements, "Commitments and Contingencies", contained in this Quarterly Report on Form 10-Q, Item 3, "Legal Proceedings" and Note 8 to the Consolidated Financial Statements, "Contingencies", of the Company's Annual Report on Form 10-K for fiscal year 2004, for a discussion of certain contingencies relating to the Company's liquidity, financial position and results of operations. See also, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Litigation and Other Contingencies" of the Company's Annual Report on Form 10-K for fiscal year 2004.

The Company expects to spend approximately $1.2 million during fiscal year 2005 for capital equipment, although there is no binding commitment to do so.

Based upon the Company's current business plan, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated fiscal 2005 cash flow requirements and its cash flow requirements for at least the next few years, except to the extent that the Company implements new business opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward looking statements.

The Company continues to evaluate business development opportunities, including potential acquisitions that fit its strategic plans. There can be no assurance that the Company will identify any opportunities that fit its strategic plans or will be able to execute any such opportunities on terms acceptable to the Company. The Company intends to finance any such opportunities from available cash on hand, existing credit facilities, issuance of additional shares of its stock or additional sources of financing, as circumstances warrant.

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of the Company's Annual Report on Form 10-K for fiscal year 2004. There have been no material changes in the accounting policies followed by the Company during the first quarter of fiscal year 2005.

MARKET RISK INFORMATION

Perceptron's primary market risk is related to foreign exchange rates. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the United States The Company may from time to time have interest rate risk in connection with its investment of its cash.

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in the non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At September 30, 2004, the Company's percentage of sales commitments in non-United States currencies was approximately 45.0% or $6.1 million, compared to 40.2% or $7.2 million at September 30, 2003.

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

At September 30, 2004, the Company had $10.9 million of forward exchange contracts between the United States Dollar and the Euro. The hedges are accounted for as cash flow hedges and have a weighted average settlement price of 1.21 Euros to the United States Dollar. The contracts outstanding at September 30, 2004, mature through March 31, 2005 and are intended to hedge the Company's investment in its German subsidiary. The Company recognized a charge of $143,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the quarter ended September 30, 2004. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At September 30, 2003, the Company had $8.0 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.11 Euros to the United States Dollar. The Company recognized a charge of $213,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the quarter ended September 30, 2003.

INTEREST RATE RISK

The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less. Given the short maturities and investment grade quality of the Company's investment holdings at September 30, 2004, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's cash and cash equivalents. As a result, the Company does not currently hedge these interest rate exposures.

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2005 and future revenue, order bookings, costs and earnings levels and the ability of the Company to fund its currently anticipated fiscal 2005 cash flow requirements and cash flow requirements for the next few years. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, continued pricing pressures from the Company's customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue, order bookings, backlog and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing, number and continuation of the Automotive industry's retooling programs, including the risk that the Company's customers postpone new tooling programs as a result of economic conditions or otherwise, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, and the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive industry, which has from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in this industry. The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process. Because a significant portion of the Company's revenues are denominated in foreign currencies, and are translated for financial reporting purposes into U.S. Dollars, the level of the Company's reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company's expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company's expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Company's disclosure controls and procedures were effective in causing the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the Securities and Exchange Commission's ("SEC") filing deadlines for these reports specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2004 identified in connection with the Company's evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 9, 2004, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $2.0 million of the Company's common stock. There were no repurchases of the Company's common stock during the quarter ended September 30, 2004. The Company may buy shares of its common stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time.

ITEM 5. OTHER INFORMATION

The Company's Management Development, Compensation and Stock Option Committee approved the 2005 Team Member Profit Sharing Plan on September 14, 2004. A written description of the 2005 Team Member Profit Sharing Plan has been filed as Exhibit 10.37 to this Form 10-Q and is incorporated herein by reference. Generally, all team members of the Company, including all executive officers, employed on or before December 31, 2004 participate in the plan.

ITEM 6. EXHIBITS

            (A)   Exhibits

                  10.37 Written Description of 2005 Team Member Profit Sharing
                        Plan.

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

                                PERCEPTRON, INC.
                                (Registrant)

Date: November 11, 2004         By:   /S/ Alfred A. Pease
                                      -----------------------------------
                                      Alfred A. Pease
                                      President and Chief Executive Officer

Date: November 11, 2004         By:   /S/ John J. Garber
                                      -----------------------------------
                                      John J. Garber
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

Date: November 11, 2004         By:   /S/ Sylvia M. Smith
                                      -----------------------------------
                                      Sylvia M. Smith
                                      Controller and Chief Accounting Officer
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibits
--------
10.37             Written Description of 2005 Team Member Profit Sharing Plan.

31.1              Section 302 Certification of Chief Executive Officer

31.2              Section 302 Certification of Chief Financial Officer

32.1              Section 906 Certification of Chief Executive Officer

32.2              Section 906 Certification of Chief Financial Officer