Form 10-Q
period 2004-12-31
PERCEPTRON INC/MI
filed 2005-02-14
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2004.

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

        Yes [X]                                                    No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes [ ]                                                    No [X]

The number of shares outstanding of each of the issuer's classes of common stock as of February 8, 2005, was:

        Common Stock, $0.01 par value                       8,766,531
        -----------------------------                    ----------------
                  Class                                  Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2004

                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------
COVER                                                                              1

INDEX                                                                              2

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements                                                       3
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                 11
Item 3. Quantitative and Qualitative Disclosures about Market Risk                21
Item 4. Controls and Procedures                                                   21

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds               22
Item 4. Submission of Matters to a Vote of Security Holders                       22
Item 5  Other Information                                                         23
Item 6. Exhibits                                                                  23

SIGNATURES                                                                        24

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,      JUNE 30,
(In Thousands, Except Per Share Amount)                                               2004           2004
                                                                                  ------------     ----------
                                                                                   (Unaudited)
ASSETS

      CURRENT ASSETS
          Cash and cash equivalents                                                $   23,509      $   19,679
          Receivables:
             Billed receivables, net of allowance for doubtful accounts                17,832          19,631
                of $731 and $625, respectively
             Unbilled receivables                                                       1,360           2,050
             Other receivables                                                            607             462
          Inventories, net of reserves of $510 and $510, respectively                   6,451           5,688
          Deferred taxes and other current assets                                       1,774           1,831
                                                                                   ----------      ----------
             Total current assets                                                      51,533          49,341

      PROPERTY AND EQUIPMENT
          Building and land                                                             6,013           6,013
          Machinery and equipment                                                      10,446           9,640
          Furniture and fixtures                                                        1,071           1,068
                                                                                   ----------      ----------
                                                                                       17,530          16,721
          Less - Accumulated depreciation and amortization                             (9,696)         (9,007)
                                                                                   ----------      ----------
             Net property and equipment                                                 7,834           7,714

      DEFERRED TAX ASSETS                                                               4,795           5,869
                                                                                   ----------      ----------
      TOTAL ASSETS                                                                 $   64,162      $   62,924
                                                                                   ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES
          Accounts payable                                                         $    1,927      $    1,444
          Accrued liabilities and expenses                                              2,998           2,827
          Accrued compensation                                                          1,259           3,288
          Income taxes payable                                                          1,410           2,543
          Deferred revenue                                                              2,550           2,462
                                                                                   ----------      ----------
             Total current liabilities                                                 10,144          12,564

      SHAREHOLDERS' EQUITY
          Preferred stock - no par value, authorized 1,000 shares, issued none              -               -
          Common stock, $0.01 par value, authorized 19,000 shares, issued
             and outstanding 8,759 and 8,716, respectively                                 88              87
          Accumulated other comprehensive income (loss)                                   316            (758)
          Additional paid-in capital                                                   42,653          42,502
          Retained earnings                                                            10,961           8,529
                                                                                   ----------      ----------
             Total shareholders' equity                                                54,018          50,360
                                                                                   ----------      ----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $   64,162      $   62,924
                                                                                   ==========      ==========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          DECEMBER 31,                   DECEMBER 31,
(In Thousands, Except Per Share Amounts)              2004            2003           2004            2003
                                                   ----------      ----------     ----------      ----------
NET SALES                                          $   14,812      $   13,607     $   27,056      $   25,875

COST OF SALES                                           7,394           7,120         13,610          13,777
                                                   ----------      ----------     ----------      ----------
         GROSS PROFIT                                   7,418           6,487         13,446          12,098

OPERATING EXPENSES
         Selling, general and administrative            3,355           3,215          6,152           5,700
         Engineering, research and development          1,917           1,665          3,620           3,102
                                                   ----------      ----------     ----------      ----------
                 Total operating expenses               5,272           4,880          9,772           8,802
                                                   ----------      ----------     ----------      ----------

         OPERATING INCOME                               2,146           1,607          3,674           3,296

OTHER INCOME AND (EXPENSES)
         Interest income, net                             127              89            218             140
         Foreign currency                                  89             597            120             614
         Other                                            (49)            166            (12)            138
                                                   ----------      ----------     ----------      ----------
                 Total other income (expenses)            167             852            326             892
                                                   ----------      ----------     ----------      ----------

INCOME BEFORE INCOME TAXES                              2,313           2,459          4,000           4,188

INCOME TAX EXPENSE                                        846             929          1,568           1,631
                                                   ----------      ----------     ----------      ----------

NET INCOME                                         $    1,467      $    1,530     $    2,432      $    2,557
                                                   ==========      ==========     ==========      ==========

EARNINGS PER COMMON SHARE
         Basic                                     $     0.17      $     0.18     $     0.28      $     0.30
         Diluted                                   $     0.16      $     0.16     $     0.26      $     0.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         Basic                                          8,749           8,585          8,738           8,507
         Dilutive effect of stock options                 664             713            665             758
                                                   ----------      ----------     ----------      ----------
         Diluted                                        9,413           9,298          9,403           9,265
                                                   ==========      ==========     ==========      ==========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                             DECEMBER 31,
(In Thousands)                                                                          2004            2003
                                                                                      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                                                  $    2,432      $    2,557
          Adjustments to reconcile net income to net cash provided from
             (used for) operating activities:
                    Depreciation and amortization                                            665             681
                    Stock option income tax benefit                                           22             290
                    Deferred income taxes                                                  1,074             439
                    Other                                                                     84            (137)
                    Changes in assets and liabilities, exclusive of changes shown
                       separately                                                           (935)          1,963
                                                                                      ----------      ----------
                            Net cash provided from operating activities                    3,342           5,793

CASH FLOWS FROM FINANCING ACTIVITIES
          Revolving credit borrowings                                                        441               -
          Revolving credit repayments                                                       (441)              -
          Proceeds from stock plans                                                          167             576
          Repurchase of company stock                                                        (38)              -
                                                                                      ----------      ----------
                            Net cash provided from financing activities                      129             576

CASH FLOWS FROM INVESTING ACTIVITIES
          Capital expenditures                                                              (763)           (582)
                                                                                      ----------      ----------
                            Net cash used for investing activities                          (763)           (582)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                               1,122             541
                                                                                      ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  3,830           6,328
CASH AND CASH EQUIVALENTS, JULY 1                                                         19,679          11,101
                                                                                      ----------      ----------
CASH AND CASH EQUIVALENTS, DECEMBER 31                                                $   23,509      $   17,429
                                                                                      ==========      ==========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
          Receivables, net                                                            $    3,322      $    7,131
          Inventories                                                                       (763)             80
          Accounts payable                                                                   483             426
          Other current assets and liabilities                                            (3,977)         (5,674)
                                                                                      ----------      ----------
                                                                                      $     (935)     $    1,963
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

2.    INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out ("FIFO") method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $510,000 for both periods presented, is comprised of the following (in thousands):

                  DECEMBER 31, 2004      JUNE 30, 2004
                  -----------------      -------------
Component Parts       $    3,341           $    2,663
Work In Process              519                  573
Finished Goods             2,591                2,452
                      ----------           ----------
Total                 $    6,451           $    5,688
                      ==========           ==========

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

Options to purchase 624,000 and 580,000 shares of common stock outstanding in the three months ended December 31, 2004 and 2003, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 623,000 and 580,000 shares of common stock were outstanding in the six months ended December 31, 2004 and 2003, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

At December 31, 2004, the Company had $8.0 million of forward exchange contracts between the United States Dollar and the Euro. The hedges are accounted for as cash flow hedges and have a weighted average settlement price of 1.28 Euros to the United States Dollar. The contracts outstanding at December 31, 2004, mature through June 30, 2005 and are intended to hedge the Company's investment in its German subsidiary. The Company recognized a charge of approximately $988,000 and $1.1 million in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and six months ended December 31, 2004, respectively. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At December 31, 2003, the Company had approximately $10.0 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.16 Euros to the United States Dollar. The company recognized a charge of $1.0 million and $1.2 million in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the three and six months ended December 31, 2003, respectively.

5.    COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

THREE MONTHS ENDED DECEMBER 31,                    2004            2003
                                                -----------     ----------
Net Income                                      $    1,467      $    1,530
Other Comprehensive Income:
   Foreign Currency Translation Adjustments          1,863           1,177
   Forward Contracts                                  (988)           (985)
                                                ----------      ----------
Total Comprehensive Income                      $    2,342      $    1,722
                                                ==========      ==========

SIX MONTHS ENDED DECEMBER 31,                      2004            2003
                                                -----------     ----------
Net Income                                      $    2,432      $    2,557
Other Comprehensive Income:
   Foreign Currency Translation Adjustments          2,205           1,533
   Forward Contracts                                (1,131)         (1,198)
                                                ----------      ----------
Total Comprehensive Income                      $    3,506      $    2,892
                                                ==========      ==========

6.    CREDIT FACILITIES

The Company had no debt outstanding at December 31, 2004.

The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2006. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (5.25% as of December 31, 2004) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 4.44% as of

December 31, 2004) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $33.9 million as of December 31, 2004 and to have no advances outstanding for 30 consecutive days each calendar year. At December 31, 2004, the facility supported a $264,000 letter of credit outstanding.

At December 31, 2004, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $682,000 at December 31, 2004). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At December 31, 2004, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 126,000 Euros (equivalent to approximately $172,000 at December 31, 2004).

7.    STOCK-BASED COMPENSATION

The Company has stock plans, which are described more fully in Notes 10 and 11 in the Company's Annual Report on Form 10-K for fiscal year 2004. The Company applies APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. Accordingly, compensation cost for stock options has been recognized under the provisions of APB 25. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share for the periods indicated if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation," to its stock option plans as indicated below (in thousands except per share amounts):

                                         THREE MONTHS   THREE MONTHS    SIX MONTHS    SIX MONTHS
                                             ENDED          ENDED          ENDED         ENDED
                                          12/31/2004     12/31/2003     12/31/2004    12/31/2003
                                         ------------   ------------    ----------    -----------
NET INCOME
  AS REPORTED                             $   1,467      $   1,530      $   2,432      $   2,557
  EFFECT OF STOCK-BASED                        (136)          (122)          (272)          (222)
    COMPENSATION EXPENSE - NET OF TAX
                                          ---------      ---------      ---------      ---------
  PRO FORMA                               $   1,331      $   1,408      $   2,160      $   2,335
                                          =========      =========      =========      =========

EARNINGS PER SHARE
  BASIC - AS REPORTED                     $    0.17      $    0.18      $    0.28      $    0.30
  BASIC - PRO FORMA                       $    0.15      $    0.16      $    0.25      $    0.27
  DILUTED - AS REPORTED                   $    0.16      $    0.16      $    0.26      $    0.28
  DILUTED - PRO FORMA                     $    0.14      $    0.15      $    0.23      $    0.25

The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, was as follows:

                                              THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                 ENDED           ENDED           ENDED           ENDED
                                               12/31/2004      12/31/2003      12/31/2004      12/31/2003
                                              ------------    ------------     ----------      ----------
WEIGHTED AVERAGE ESTIMATED FAIR VALUE PER
   SHARE OF OPTIONS GRANTED DURING THE
   PERIOD                                      $     2.12      $     3.45      $     2.12      $     4.58
ASSUMPTIONS:
   AMORTIZED DIVIDEND YIELD                             -               -               -               -
   COMMON STOCK PRICE VOLATILITY                    28.39%          63.14%          28.39%          77.32%
   RISK FREE RATE OF RETURN                          3.38%           3.38%           3.38%           3.38%
   EXPECTED OPTION TERM (IN YEARS)                      5               5               5               5

8.    COMMITMENTS AND CONTINGENCIES

Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below and those discussed in the Company's Annual Report on Form 10-K for fiscal year 2004.

The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $5.5 million using a December 31, 2004 exchange rate. Carbotech has filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS' claims.

The Company has been informed that a customer has received allegations of possible patent infringement involving the Company's TriCam sensor. The customer is currently engaged in litigation relating to such matter. This customer has notified the Company that it expects the Company to indemnify it for expenses and damages, if any, incurred in this matter. Management believes, however, that the TriCam sensor was independently developed without utilizing any previously patented process or technology and intends to vigorously assist its customer in defending the Company's position. Because of the uncertainty surrounding the nature of any possible infringement and the validity of any such claim or any possible customer claim for indemnity, it is not possible to estimate the ultimate effect, if any, of this matter on the Company's financial position.

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

9.    NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "
.. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement will be adopted by the Company effective July 1, 2005 and is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement will be effective for non-monetary asset exchanges occurring July 1, 2005 or thereafter.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement is effective for the Company beginning July 1, 2005. The impact of adopting this Statement on the Company's consolidated statement of operations has not yet been evaluated.

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

The Company has a strong financial base, no debt and approximately $23.5 million of cash at December 31, 2004, to support its growth plans. The Company's near-term focus for growth will remain on the successful introduction of its two new Automated Systems products, AutoFit(R) and AutoScan(R), which are designed to expand the Company's product offerings in its worldwide automotive markets, and the continued development of enhanced versions of its ScanWorks(TM) product line. In addition the Company believes there are growth opportunities in Asia and Eastern Europe related to the emerging automotive markets in those areas and the expansion of the Company`s business with current customers in Japan. The Company has plans to commit additional resources to support these efforts. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

The Company's revenues are principally derived from the sale of products for use in the automotive industry. New vehicle tooling programs are the most important selling opportunity for the Company's automotive related sales. The number and timing of new vehicle tooling programs can be influenced by the state of the economy. Therefore, from a macro perspective the Company continues to assess the global economy and its likely effect on the Company's automotive customers and markets served. The Company is continuing its efforts to expand its opportunities outside the automotive industry, principally through its Technology Components Group and new product development efforts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

For the second quarter of fiscal 2005, the Company reported net income of $1.5 million, or $0.16 per diluted share, compared to net income of $1.5 million or $0.16 per diluted share, for the second quarter of fiscal 2004. Specific line item results are described below.

SALES - Net sales of $14.8 million for the second quarter of fiscal 2005 were up $1.2 million, compared with the same period one year ago. The following tables set forth comparison data for the Company's net sales by product groups and geographic location.

  SALES (BY GROUP)          SECOND QUARTER         SECOND QUARTER
   (in millions)                2005                    2004             INCREASE/(DECREASE)
---------------------     ------------------     ------------------     ---------------------
Automated Systems         $    11.1      75%     $     8.9      65%     $     2.2       24.7%
Technology Components           2.2      15%           3.3      25%          (1.1)     (33.3)%
Value Added Services            1.5      10%           1.4      10%           0.1        7.1%
                          ---------     ---      ---------     ---      ---------
Totals                    $    14.8     100%     $    13.6     100%     $     1.2        8.8%
                          =========     ===      =========     ===      =========

SALES (BY LOCATION)    SECOND QUARTER          SECOND QUARTER
  (in millions)             2005                    2004             INCREASE/(DECREASE)
-------------------  -------------------     -------------------     --------------------
North America        $      9.2      62%     $      9.1      56%     $      0.1      1.1%
Europe                      5.3      36%            4.2      41%            1.1     26.2%
Asia                        0.3       2%            0.3       3%            0.0      0.0%
                     ----------     ---      ----------     ---      ----------
Totals               $     14.8     100%     $     13.6     100%     $      1.2      8.8%
                     ==========     ===      ==========     ===      ==========

Sales of the Company's Automated Systems products increased primarily due to the early delivery of a large AutoGauge(R) order to support a revised customer delivery schedule and a higher than normal number of project completions that resulted in customer buy-offs and associated final invoicing and sales recognition. Technology Components sales were down primarily due to the timing of customer delivery requirements for the ScanWorks(TM) product line. ScanWorks(TM) sales of $0.2 million were down approximately $500,000 compared to the second quarter of fiscal 2004. The sales increase in Europe reflected a higher level of new orders scheduled for delivery during the quarter of $640,000 and the benefit from the strong Euro, that based on conversion rates in effect this quarter, added approximately $460,000 more in sales than the comparable rates in the second quarter of fiscal 2004 would have yielded.

BOOKINGS - The Company had new order bookings during the quarter of $16.9 million compared with new order bookings of $6.7 million in the first quarter of fiscal 2005 and $12.4 million for the quarter ended December 31, 2003. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company's bookings by product groups and geographic location.

 BOOKINGS (BY GROUP)          SECOND QUARTER               SECOND QUARTER
   (in millions)                 2005                            2004                 INCREASE/ (DECREASE)
---------------------     -----------------------      -----------------------      -----------------------
Automated Systems         $    13.6        80%         $     6.8        55%         $     6.8       100.0 %
Technology Components           1.8        11%               3.3        27%              (1.5)      (45.5)%
Value Added Services            1.5         9%               2.3        18%              (0.8)      (34.8)%
                          ---------       ---          ---------       ---          ---------
TOTALS                    $    16.9       100%         $    12.4       100%         $     4.5        36.3 %
                          =========       ===          =========       ===          =========

BOOKINGS (BY LOCATION)       SECOND QUARTER           SECOND QUARTER
   (in millions)                 2005                      2004              INCREASE/ (DECREASE)
----------------------    --------------------     -------------------     -----------------------
North America             $     12.1       72%     $      7.3      60%     $      4.8        65.8%
Europe                           4.8       28%            4.4      37%            0.4         9.1%
Asia                             0.0        0%            0.7       3%           (0.7)     (100.0)%
                          ----------      ---      ----------     ---      ----------
TOTALS                    $     16.9      100%     $     12.4     100%     $      4.5        36.3%
                          ==========      ===      ==========     ===      ==========

The Company indicated in its Form 10-Q filed for the first quarter of fiscal 2005 that it expected new orders to be significantly higher than the low level of new orders reported in the first quarter of $6.7 million. The timing of new orders, particularly for Automated Systems products, can cause a large swing between quarters as was the case between the first and second quarters of fiscal 2005. The reduction in new orders for Technology Components and Value Added Services was also primarily a function of timing. The Company believes that interest in the ScanWorks(TM) product line and Value Added Services remains high, and correspondingly expects orders to increase. New orders in Asia were less than $50,000 this quarter, but the Company believes that customer interest for many of the Company's product lines has been growing. As a result the Company believes there is growth potential for new orders in this region and intends to commit additional resources to the Asian market. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

BACKLOG - The Company's backlog was $15.6 million as of December 31, 2004 compared with $13.5 million as of September 30, 2004 and $16.6 million as of December 31, 2003. The following tables set forth comparison data for the Company's backlog by product groups and geographic location.

  BACKLOG (BY GROUP)                SECOND QUARTER        SECOND QUARTER
    (in millions)                        2005                  2004              INCREASE/ (DECREASE)
--------------------                --------------        ---------------       ---------------------
Automated Systems                   $12.2      78%        $10.9       66%       $ 1.3          11.9 %
Technology Components                 1.9      12%          3.0       18%        (1.1)        (36.7)%
Value Added Services                  1.5      10%          2.7       16%        (1.2)        (44.4)%
                                    -----     ---         -----      ---        -----
TOTALS                              $15.6     100%        $16.6      100%       $(1.0)         (6.0)%
                                    =====     ===         =====      ===        =====

BACKLOG (BY LOCATION)               SECOND QUARTER        SECOND QUARTER              INCREASE/
   (in millions)                         2005                  2004                  (DECREASE)
--------------------               ---------------        ---------------       --------------------
North America                      $ 10.2      55%        $ 8.8       53%       $ 1.4          15.9 %
Europe                                5.1      41%          6.9       42%        (1.8)        (26.1)%
Asia                                  0.3       4%          0.9        5%        (0.6)        (66.7)%
                                   ------     ---         -----      ---        -----
TOTALS                             $ 15.6     100%        $16.6      100%       $(1.0)         (6.0)%
                                   ======     ===         =====      ===        =====

The Company expects to be able to fill substantially all of the orders in backlog during the next twelve months. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer.

GROSS PROFIT - Gross profit was $7.4 million, or 50.1% of sales, in the second quarter of fiscal year 2005, as compared to $6.5 million, or 47.7% of sales, in the second quarter of fiscal year 2004. The margin improvement primarily reflected the benefit from higher than normal revenue in North America of approximately $370,000, or 2.5% of sales, related to customer buy-offs on completed system installations and the strong Euro that had a net positive impact of approximately $300,000, or 2.0% of sales. Higher installation and manufacturing costs compared with the second quarter of fiscal 2004 of approximately $530,000, or 3.6% of sales, partially offset the improvement. The balance of the gross margin percentage change was due to product mix.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES - SG&A expenses were $3.4 million in the quarter ended December 31, 2004 compared to $3.2 million in the second quarter a year ago. The increase of $140,000 was primarily due to salary and benefit increases of $100,000, higher provision for doubtful accounts of approximately $140,000 and the impact of the strong Euro on SG&A expenses in the Company's European subsidiary of approximately $90,000. Partially offsetting the increases were lower legal expenses in fiscal 2005 of $220,000 related to the settlement of various litigation matters.

ENGINEERING, RESEARCH AND DEVELOPMENT (R&D) EXPENSES - Engineering and R&D expenses were $1.9 million in the quarter ended December 31, 2004 compared to $1.7 million in the second quarter a year ago. The increase of $252,000 was principally due to spending on contract engineering services and engineering materials to support new product development.

INTEREST INCOME, NET - Net interest income was $127,000 in the second quarter of fiscal 2005 compared with net interest income of $89,000 in the second quarter of fiscal 2004. The increase was primarily due to higher cash balances available for investment in short term securities at higher interest rates compared to one year ago.

FOREIGN CURRENCY - There was a net foreign currency transaction gain of $89,000 this quarter primarily due to the strengthening Euro compared with a foreign currency gain of $597,000 last year. Last year's results included a large, realized foreign exchange gain of approximately $400,000 on Euros that had been held in a bank account in Europe by the Company.

OTHER - Other expense this quarter was $49,000 primarily due to the loss on a Euro foreign exchange contract compared to other income last year of $166,000 that included the receipt of funds related to the settlement of all legal disputes with LMI Technologies, Inc. offset by certain costs incurred to secure the settlement and the reversal of certain costs that were not required to be paid in the final settlement of an arbitration award.

INCOME TAXES - The effective tax rates of 36.6% and 37.8% for the second quarter of fiscal 2005 and 2004, respectively, reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates.

OUTLOOK - The Company continues to expect revenues and bookings for the fiscal year as a whole to remain comparable to those achieved in fiscal year 2004. The Company also expects operating results for the second half of fiscal 2005 to remain positive. The Company's sales forecast is based on a thorough assessment of the probable size, system content, and timing of each of the programs being considered by its customers. These factors are difficult to quantify accurately because over time the Company's customers weigh changes in the economy and the probable effect of these changes on their business, and adjust the number and timing of their new vehicle programs to reflect the changing business conditions. Longer term there are several factors that may positively influence sales growth including the automotive industry's focus on introducing fresh new vehicles more frequently to satisfy its customer's changing requirements, our customers continuing focus on improving the fit and finish of their vehicles, and the Company's new products AutoFit(R) and AutoScan(R), that are designed to not only support our customers goals to improve fit that is measured in terms of the vehicle's gap and flush but also to reduce the time and cost to introduce new vehicles. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

        SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED
                               DECEMBER 31, 2003

The Company reported net income of $2.4 million, or $0.26 per diluted share, for the first half of fiscal 2005, compared with net income of $2.6 million, or $0.28 per diluted share for the six months ended December 31, 2003.

SALES - Net sales in the first six months of fiscal 2005 were $27.1 million, compared to $25.9 million for the six months ended December 31, 2003. The following tables set forth comparison data for the Company's net sales by product groups and geographic location.

SALES (BY GROUP)                      SIX MONTHS            SIX MONTHS
 (in millions)                      ENDED 12/31/04        ENDED 12/31/03         INCREASE/ (DECREASE)
---------------------               --------------        --------------         --------------------
Automated Systems                   $19.0      70%        $18.2      70%         $0.8           4.4 %
Technology Components                 5.2      19%          5.4      21%         (0.2)         (3.7)%
Value Added Services                  2.9      11%          2.3       9%          0.6          26.1 %
                                    -----     ---         -----     ---          ----
Totals                              $27.1     100%        $25.9     100%         $1.2           4.6 %
                                    =====     ===         =====     ===          ====

SALES (BY LOCATION)                   SIX MONTHS            SIX MONTHS
   (in millions)                    ENDED 12/31/04        ENDED 12/31/03         INCREASE/ (DECREASE)
------------------                  --------------        --------------         --------------------
North America                       $17.1      63%        $16.0      62%         $1.1           6.9%
Europe                                9.2      34%          9.2      35%          0.0           0.0%
Asia                                  0.8       3%          0.7       3%          0.1          14.3%
                                    -----     ---         -----     ---          ----
Totals                              $27.1     100%        $25.9     100%         $1.2           4.6%
                                    =====     ===         =====     ===          ====

Sales by product line and geographic region for both six month periods generally reflected the timing of orders scheduled for delivery. The sales increase in North America was primarily due to higher sales of AutoGauge(TM) systems within the Automated Systems products group. Sales in Europe did benefit from the strong Euro that based on conversion rates in effect for fiscal year 2005 added approximately $730,000 more in sales than the comparable rates for the same period of fiscal 2004 would have yielded.

BOOKINGS - New order bookings for the six months ended December 31, 2004 were $23.6 million compared to $24.4 million for the same period one year ago.

BOOKINGS (BY GROUP)                   SIX MONTHS            SIX MONTHS
   (in millions)                    ENDED 12/31/04        ENDED 12/31/03         INCREASE/ (DECREASE)
---------------------               --------------        --------------        ---------------------
Automated Systems                   $16.0       68%       $16.0      65%        $ 0.0           0.0 %
Technology Components                 4.4       19%         5.3      22%         (0.9)        (17.0)%
Value Added Services                  3.2       13%         3.1      13%          0.1           3.2 %
                                    -----      ---        -----     ---         -----
TOTALS                              $23.6      100%       $24.4     100%        $(0.8)         (3.3)%
                                    =====      ===        =====     ===         =====

BOOKINGS (BY LOCATION)                SIX MONTHS            SIX MONTHS
    (in millions)                   ENDED 12/31/04        ENDED 12/31/03        INCREASE/ (DECREASE)
----------------------              --------------        --------------        --------------------
North America                       $15.8       67%       $14.6      60%        $ 1.2           8.2 %
Europe                                7.3       31%         8.8      36%         (1.5)        (17.0)%
Asia                                  0.5        2%         1.0       4%         (0.5)        (50.0)%
                                    -----      ---        -----     ---         -----
TOTALS                              $23.6      100%       $24.4     100%        $(0.8)         (3.3)%
                                    =====      ===        =====     ====        =====

The decrease in orders of the Technology Components Group was due to lower orders of the WheelWorks(TM) product line of $2.2 million compared to $3.0 million last year when the level of new orders was higher than normal. The reduction in new orders in Europe reflected fewer new vehicle tooling programs that represent the primary opportunity to sell AutoGauge(TM) systems. New orders in Asia for the six months ended December 31, 2004 were $500,000 less than the prior year six-month period. The Company believes that customer interest in Asia for many of the Company's product lines has been growing. As a result the Company believes there is growth potential for new orders in this region and intends to commit additional resources to the Asian market. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

GROSS PROFIT - Gross profit was $13.4 million, or 49.7% of sales, in the first half of fiscal year 2005, as compared to $12.1 million, or 46.8% of sales, in the first half of fiscal year 2004. The margin improvement primarily reflected the benefit from higher than normal revenue in North America of approximately $500,000, or 1.8% of sales, related to customer buy-offs on completed system installations with nominal associated costs and the strong Euro that had a net impact of approximately $480,000, or 1.8% of sales. The balance of the gross margin percentage change was primarily due to product mix.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSEs - SG&A expenses were $6.2 million for the six months ended December 31, 2004 compared to $5.7 million in the six-month period a year ago. The increase of $452,000 was primarily due to salary and benefit increases of approximately $200,000, higher provision for doubtful accounts of approximately $150,000, and the impact of the strong Euro on SG&A expenses in the Company's European subsidiary of approximately $150,000 that were partially offset by lower legal expenses of approximately $120,000.

ENGINEERING, RESEARCH AND DEVELOPMENT (R&D) EXPENSES - Engineering and R&D expenses were $3.6 million for the six months ended December 31, 2004 compared to $3.1 million for the six-month period a year ago. The increase of $518,000 was due principally to increased spending of approximately $350,000 for contract engineering services and engineering materials to support new product development and salary and benefit increases of approximately $150,000.

INTEREST INCOME, NET - Net interest income was $218,000 in the first half of fiscal 2005 compared with net interest income of $140,000 in the first half of fiscal 2004. The increase was due to higher cash balances available for investment in short term securities at higher interest rates compared to one year ago.

FOREIGN CURRENCY - There was a net foreign currency gain of $120,000 in the first half of fiscal 2005 primarily due to the strengthening Euro compared with a net foreign currency gain of $614,000 last year when the Company realized a foreign exchange gain of approximately $400,000 on Euros that had been held in a bank account in Europe by the Company.

OTHER - Other expense in the first half of fiscal 2005 was $12,000 primarily due to the loss on a Euro foreign exchange contract this quarter compared to other income last year of $138,000 that reflected the receipt of funds related to the settlement of all legal disputes with LMI Technologies, Inc. offset by certain costs incurred to secure the settlement as well as the reversal of certain costs previously expensed that were not required to be paid in the final settlement of the arbitration award.

INCOME TAXES - The effective tax rates of 39.2% and 38.9% for the first six months of fiscal 2005 and 2004, respectively, reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $23.5 million at December 31, 2004, compared to $19.7 million at June 30, 2004. The cash increase of $3.8 million for the six months ended Decemer 31, 2004 resulted primarily from $3.3 million of cash generated from operations. The Company also used $763,000 of cash for capital expenditures and $38,000 for the repurchase of company stock and received $167,000 of cash from the purchase of common stock under its employee stock plans. Depreciation and amortization was $665,000 during the six months ended December 31, 2004.

The $3.3 million in cash provided from operations was primarily generated from net income of $2.4 million and the add back of non-cash items such as depreciation and deferred income taxes that totaled $1.8 million. Cash provided from operations also reflected a decrease due to the change in net working capital of $935,000. Net working capital is defined as changes in assets and liabilities, exclusive of changes shown separately on the Consolidated Statements of Cash Flow. The net working capital increase resulted primarily from reductions of other current assets and liabilities of $4.0 million and increases in inventories of $763,000 that were partially offset by a reduction in accounts receivables of $3.3 million and increases in accounts payable of $483,000. The $4.0 million use of cash for other current assets and accrued liabilities primarily represents payments of $2.3 million made under the Company's 2004 team member profit sharing plan and tax payments of $1.1 million. The $3.3 million reduction in receivables primarily related to increased cash collections due to higher sales achieved in the fourth quarter of fiscal 2004 that were collected during the first six months of fiscal 2005. Inventory increased due to purchases of items required to fill anticipated orders.

The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. There was no inventory disposed of during the first six months of fiscal 2005.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During the first half of fiscal 2005, the Company wrote off $8,000 of receivables and received a payment of $79,000 for a previously written-off receivable. Also during the first half of fiscal 2005, the Company increased its provision for bad debts by $35,000. On February 2, 2005, Tower Automotive Inc., a customer of the Company, filed for bankruptcy. On that date, Tower Automotive owed the Company approximately $500,000. At December 31, 2004, the Company had already reserved for a portion of the amount outstanding. It is expected that a further reserve will be recorded during the third quarter of fiscal 2005 as the Company receives additional information related to the bankruptcy proceeding. To date, except as indicated above, the Company has not experienced any significant losses related to the collection of accounts receivable.

The Company has no debt outstanding at December 31, 2004. The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2006. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (5.25% as of December 31, 2004) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 4.44% as of December 31, 2004) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $33.9 million as of December 31, 2004 and to have $0 advances outstanding for 30 consecutive days each calendar year. At December 31, 2004 the facility supported a $264,000 letter of credit outstanding.

At December 31, 2004, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $682,000 at December 31, 2004). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At December 31, 2004, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 126,000 Euros (equivalent to approximately $172,000 at December 31, 2004).

The Company also had a favorable cash effect of $1.1 million in the first half of fiscal 2005 related to the impact of exchange rate changes, principally due to the strong Euro, on Company cash held in Euros.

On August 9, 2004, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $2.0 million of the Company's common stock. The Company may buy shares of its common stock on the open market or in privately negotiated transactions from time to time, based on market prices. During the first half of fiscal 2005, the Company repurchased 5,400 shares of the Company's common stock for approximately $38,000. The program may be discontinued at any time.

See Note 8 to the Consolidated Financial Statements, "Commitments and Contingencies", contained in this Quarterly Report on Form 10-Q and Item 3, "Legal Proceedings" and Note 8 to the Consolidated Financial Statements, "Contingencies", of the Company's Annual Report on Form 10-K for fiscal year 2004, for a discussion of certain contingencies relating to the Company's liquidity, financial position and results of operations. See also, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Litigation and Other Contingencies" of the Company's Annual Report on Form 10-K for fiscal year 2004.

The Company expects to spend approximately $1.5 million during fiscal year 2005 for capital equipment, although there is no binding commitment to do so.

Based upon the Company's current business plan, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated fiscal 2005 cash flow requirements and its cash flow requirements for at least the next few years, except to the extent that the Company implements new business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of the Company's Annual Report on Form 10-K for fiscal year 2004. There have been no material changes in the accounting policies followed by the Company during the first half of fiscal year 2005.

MARKET RISK INFORMATION

Perceptron's primary market risk is related to foreign exchange rates. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the United States. The Company may from time to time have interest rate risk in connection with its investment of its cash.

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in the non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At December 31, 2004, the Company's percentage of sales commitments in non-United States currencies was approximately 41.2% or $6.4 million, compared to 46.9% or $7.8 million at December 31, 2003.

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

At December 31, 2004, the Company had $8.0 million of forward exchange contracts between the United States Dollar and the Euro. The hedges are accounted for as cash flow hedges and have a weighted average settlement price of 1.28 Euros to the United States Dollar. The contracts outstanding at December 31, 2004, mature through June 30, 2005 and are intended to hedge the Company's investment in its German subsidiary. The Company recognized a charge of approximately $988,000 and $1.1 million in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the three and six months ended December 31, 2004, respectively. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At December 31 2003, the Company had $10.0 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.16 Euros to the United States Dollar. The Company recognized a charge of $1.0 million and $1.2 million in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the three and six months ended December 31, 2003, respectively.

INTEREST RATE RISK

The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less. Given the short maturities and investment grade quality of the Company's investment holdings at December 31, 2004, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's cash and cash equivalents. As a result, the Company does not currently hedge these interest rate exposures.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, see Note 9 to the Consolidated Financial Statements, "New Accounting Pronouncements".

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2005 and future revenue, order bookings, costs and earnings levels, the introduction of, and customer interest in, new products, customer interest in Asia for the Company's existing products, and the ability of the Company to fund its currently anticipated fiscal 2005 cash flow requirements and cash flow requirements for the next few years. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, continued pricing pressures from the Company's customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue, order bookings, backlog and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, general product demand and market acceptance risks, the ability of the Company to successfully compete with alternative and similar technologies, the timing, number and continuation of the Automotive industry's retooling programs, including the risk that the Company's customers postpone new tooling programs as a result of economic conditions or otherwise, the ability of the Company to expand into new markets in Eastern Europe and Asia, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, general product development and commercialization difficulties, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, the level of interest existing and potential new customers may have in new products and technologies generally, rapid or unexpected technological changes, and the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive industry, which has from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in this industry. The ability of the Company to expand into new geographic markets is subject to a number of uncertainties, including the timing of customer acceptance of the Company's products and technologies, the impact of changes in local economic conditions, the ability of the Company to attract the appropriate personnel to effectively represent, install and service the Company's products in the market and uncertainties inherent in doing business in foreign markets, especially those that are less well developed than the Company's traditional markets, such as the impact of fluctuations in foreign currency exchange rates, foreign government controls, policies and laws affecting foreign trade and investment, differences in the level of protection available for the Company's intellectual property and differences in language and local business and social customs. The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process. Because a significant portion of the Company's revenues are denominated in foreign currencies, and are translated for financial reporting purposes into U.S. Dollars, the level of the Company's reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company's expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company's expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were effective in causing the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the Securities and Exchange Commission's ("SEC") filing deadlines for these reports specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2004 identified in connection with the Company's evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                                      (c) TOTAL NUMBER          (d) MAXIMUM NUMBER
                                                                         OF SHARES               (OR APPROXIMATE
                                  (a) TOTAL                             PURCHASED AS              DOLLAR VALUE) OF
                                  NUMBER OF        (b) AVERAGE        PART OF PUBLICLY          SHARES THAT MAY YET
                                   SHARES          PRICE PAID            ANNOUNCED              BE PURCHASED UNDER
          PERIOD                  PURCHASED         PER SHARE             PROGRAM                  THE PROGRAM
---------------------             ---------        ----------         ----------------          -------------------
November 1 - 30, 2004               2,000             $6.95                2,000                    $1,986,100
December 1 - 31, 2004               3,400             $7.08                5,400                    $1,962,029
                                    -----             -----                -----                    ----------
Total                               5,400             $7.03                5,400                    $1,962,029
                                    =====             =====                =====                    ==========

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on December 6, 2004 at which the following action was taken:

1. The Shareholders elected the following persons as the Company's Board of Directors, and the results of the vote on this matter were as follows:

      Name                    For             Withheld           Broker Non-Votes
--------------------       ---------         ----------          ----------------
David J. Beattie           6,343,588           912,282                 --
Kenneth R. Dabrowski       6,478,230           777,640                 --
Philip J. DeCocco          6,376,598           879,272                 --
W. Richard Marz            6,594,640           661,230                 --
Robert S. Oswald           6,573,240           682,630                 --
Alfred A. Pease            6,527,886           727,984                 --
James A. Ratigan           5,553,193         1,702,677                 --
Terryll R. Smith           6,449,172           806,698                 --

2. The Shareholders approved the Company's 2004 Stock Incentive Plan. As to this proposal, 2,328,260 shares voted "for", 1,932,071 shares voted "against", 29,049 shares "abstained" and 2,966,490 shares were "broker non-votes".

3. The Shareholders approved the Company's Amended and Restated Employee Stock Purchase Plan which increased the shares of Common Stock available under the plan by 100,000 shares from 150,000 to 250,000. As to this proposal, 4,074,268 voted "for", 187,148 shares voted "against", 27,964 shares "abstained" and 2,966,490 shares were "broker non-votes".

ITEM 5. OTHER INFORMATION

On November 16, 2004, the Company announced the appointment of Peter J. Chatel as Senior Vice President for New Market Development, effective November 22, 2004. A letter agreement between Mr. Chatel and the Company which outlines certain terms and conditions of Mr. Chatel's employment has been filed as
Exhibit 10.43 to this Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

            10.38 Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed December 10, 2004.

            10.39 Perceptron, Inc. Employee Stock Purchase Plan, as amended and restated as of October 22, 2004, is incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K filed December 10, 2004.

            10.40 Fourth Amendment dated as of December 29, 2004 to Credit
                  Agreement dated October 24, 2002 is incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed January 5, 2005.

            10.41 Form of Incentive Stock Option Agreement Terms for Officers
                  under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K filed January 5, 2005.

            10.42 Form of Nonqualified Stock Option Agreement Terms for Officers
                  under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K filed January 5, 2005.

            10.43 Letter Agreement, dated October 13, 2004, between the Company and Peter J. Chatel.

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

                                    PERCEPTRON, INC.

                                    (Registrant)


Date:    February 11, 2005          By: /s/ Alfred A. Pease
                                        ----------------------------------------
                                        Alfred A. Pease
                                        Chairman of the Board, President
                                        and Chief Executive Officer

Date:    February 11, 2005          By: /s/ John J. Garber
                                        ----------------------------------------
                                        John J. Garber
                                        Vice President and Chief
                                        Financial Officer
                                        (Principal Financial Officer)

Date:    February 11, 2005          By: /s/ Sylvia M. Smith
                                        ----------------------------------------
                                        Sylvia M. Smith
                                        Controller and Chief Accounting Officer
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------  -----------------------------------------------------------------
10.43        Letter Agreement, dated October 13, 2004, between the Company and
             Peter J. Chatel.

31.1         Section 302 Certification of Chief Executive Officer

31.2         Section 302 Certification of Chief Financial Officer

32.1         Section 906 Certification of Chief Executive Officer

32.2         Section 906 Certification of Chief Financial Officer