Form 10-Q
period 2005-03-31
PERCEPTRON INC/MI
filed 2005-05-16
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

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

         Yes [X]                                               No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes [ ]                                               No [X]

The number of shares outstanding of each of the issuer's classes of common stock as of May 9, 2005, was:

         Common Stock, $0.01 par value                      8,808,570
         -----------------------------                  ----------------
                     Class                              Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
COVER                                                                              1

INDEX                                                                              2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                      3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk               21

Item 4.  Controls and Procedures                                                  21

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds              22

Item 6.  Exhibits                                                                 22

SIGNATURES                                                                        23

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,     JUNE 30,
(In Thousands, Except Per Share Amount)                                            2005          2004
                                                                                -----------    --------
                                                                                (Unaudited)
ASSETS

      CURRENT ASSETS
        Cash and cash equivalents                                               $    20,872    $ 19,679
        Receivables:
           Billed receivables, net of allowance for doubtful accounts
              of $612 and $625, respectively                                         18,706      19,631
           Unbilled receivables                                                       1,480       2,050
           Other receivables                                                            446         462
        Inventories, net of reserves of $549 and $510, respectively                   7,489       5,688
        Deferred taxes and other current assets                                       2,241       1,831
                                                                                -----------    --------
           Total current assets                                                      51,234      49,341

      PROPERTY AND EQUIPMENT
        Building and land                                                             6,013       6,013
        Machinery and equipment                                                      10,277       9,640
        Furniture and fixtures                                                        1,059       1,068
                                                                                -----------    --------
                                                                                     17,349      16,721
        Less - Accumulated depreciation and amortization                             (9,732)     (9,007)
                                                                                -----------    --------
           Net property and equipment                                                 7,617       7,714

      DEFERRED TAX ASSETS                                                             4,735       5,869
                                                                                -----------    --------
      TOTAL ASSETS                                                              $    63,586    $ 62,924
                                                                                ===========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES
        Accounts payable                                                        $     2,430    $  1,444
        Accrued liabilities and expenses                                              2,576       2,827
        Accrued compensation                                                          1,201       3,288
        Income taxes payable                                                            177       2,543
        Deferred revenue                                                              2,898       2,462
                                                                                -----------    --------
           Total current liabilities                                                  9,282      12,564

      SHAREHOLDERS' EQUITY
        Preferred stock - no par value, authorized 1,000 shares, issued none              -           -
        Common stock, $0.01 par value, authorized 19,000 shares, issued
           and outstanding 8,801 and 8,716, respectively                                 88          87
        Accumulated other comprehensive income (loss)                                  (197)       (758)
        Additional paid-in capital                                                   42,708      42,502
        Retained earnings                                                            11,705       8,529
                                                                                -----------    --------
           Total shareholders' equity                                                54,304      50,360
                                                                                -----------    --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $    63,586    $ 62,924
                                                                                ===========    ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                 MARCH 31,          MARCH 31,
(In Thousands, Except Per Share Amounts)                      2005      2004      2005     2004
                                                            --------  --------  --------  -------
NET SALES                                                   $ 12,879  $ 12,359  $ 39,935  $38,234

COST OF SALES                                                  6,299     6,639    19,909   20,416
                                                            --------  --------  --------  -------
        GROSS PROFIT                                           6,580     5,720    20,026   17,818

OPERATING EXPENSES
        Selling, general and administrative                    3,810     2,897     9,962    8,597
        Engineering, research and development                  1,681     1,660     5,301    4,762
        Other expense                                              -       166         -      166
                                                            --------  --------  --------  -------
                Total operating expenses                       5,491     4,723    15,263   13,525
                                                            --------  --------  --------  -------

        OPERATING INCOME                                       1,089       997     4,763    4,293

OTHER INCOME AND (EXPENSES)
        Interest income, net                                     138        53       356      193
        Foreign currency                                         (64)      (18)       56      596
        Other                                                     24        13        12      151
                                                            --------  --------  --------  -------
                Total other income (expenses)                     98        48       424      940
                                                            --------  --------  --------  -------

INCOME BEFORE INCOME TAXES                                     1,187     1,045     5,187    5,233

INCOME TAX EXPENSE                                               443       537     2,011    2,168
                                                            --------  --------  --------  -------
NET INCOME                                                  $    744  $    508  $  3,176  $ 3,065
                                                            ========  ========  ========  =======
EARNINGS PER COMMON SHARE
        Basic                                               $   0.08  $   0.06  $   0.36  $  0.36
        Diluted                                             $   0.08  $   0.05  $   0.34  $  0.33

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                                  8,775     8,647     8,751    8,554
        Dilutive effect of stock options                         715       757       679      757
                                                            --------  --------  --------  -------
        Diluted                                                9,490     9,404     9,430    9,311
                                                            ========  ========  ========  =======

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                       MARCH 31,
(In Thousands)                                                                      2005     2004
                                                                                  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                               $  3,176  $ 3,065
         Adjustments to reconcile net income to net cash provided from
           (used for) operating activities:
                 Depreciation and amortization                                         954      974
                 Stock option income tax benefit                                       122      359
                 Deferred income taxes                                               1,134      195
                 Other                                                                  85       15
                 Changes in assets and liabilities, exclusive of changes shown
                    separately                                                      (3,975)   5,448
                                                                                  --------  -------
                        Net cash provided from operating activities                  1,496   10,056

CASH FLOWS FROM FINANCING ACTIVITIES
         Revolving credit borrowings                                                   442        -
         Revolving credit repayments                                                  (442)       -
         Proceeds from stock plans                                                     364      831
         Repurchase of company stock                                                  (279)       -
                                                                                  --------  -------
                        Net cash provided from financing activities                     85      831

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                         (954)    (931)
                                                                                  --------  -------
                        Net cash used for investing activities                        (954)    (931)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                           566      489
                                                                                  --------  -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            1,193   10,445
CASH AND CASH EQUIVALENTS, JULY 1                                                   19,679   11,101
                                                                                  --------  -------
CASH AND CASH EQUIVALENTS, MARCH 31                                               $ 20,872  $21,546
                                                                                  ========  =======

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
         Receivables, net                                                         $  2,114  $10,263
         Inventories                                                                (1,800)     239
         Accounts payable                                                              987      332
         Other current assets and liabilities                                       (5,276)  (5,386)
                                                                                  --------  -------
                                                                                  $ (3,975) $ 5,448
                                                                                  ========  =======

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

2. INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out ("FIFO") method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves at March 31, 2005 and June 30, 2004 of $549,000 and $510,000,
respectively, is comprised of the following (in thousands):

                                         MARCH 31, 2005      JUNE 30, 2004
                                         --------------      -------------
Component Parts                              $3,473              $2,663
Work In Process                                 507                 573
Finished Goods                                3,509               2,452
                                             ------              ------
Total                                        $7,489              $5,688
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

Options to purchase 399,000 and 567,000 shares of common stock outstanding in the three months ended March 31, 2005 and 2004, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 594,000 and 526,000 shares of common stock outstanding in the nine months ended March 31, 2005 and 2004, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

At March 31, 2005, the Company had forward exchange contracts to sell 7.0 million Euros ($9.2 million equivalent) at weighted average settlement rates of
1.32 Euros to the United States Dollar. The contracts outstanding at March 31, 2005 mature through September 30, 2005. The objective of the hedge transactions is to protect designated portions of the Company's net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized income of $535,000 and a charge of $596,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and nine months ended March 31, 2005, respectively. Offsetting these amounts were corresponding changes in other comprehensive income (loss) for the translation effect of the Company's foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At March 31, 2004, the Company had approximately $11.0 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.17 Euros to the United States Dollar. The Company recognized income of $394,000 and a charge of $805,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the three and nine months ended March 31, 2004, respectively.

5. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

THREE MONTHS ENDED MARCH 31,                                2005      2004
                                                           ------    ------
Net Income                                                 $  744    $  508
Other Comprehensive Income:
   Foreign Currency Translation Adjustments                (1,048)     (532)
   Forward Contracts                                          535       394
                                                           ------    ------
Total Comprehensive Income                                 $  231    $  370
                                                           ======    ======

NINE MONTHS ENDED MARCH 31,                                 2005      2004
                                                           ------    ------
Net Income                                                 $3,176    $3,065
Other Comprehensive Income:
   Foreign Currency Translation Adjustments                 1,157     1,002
   Forward Contracts                                         (596)     (805)
                                                           ------    ------
Total Comprehensive Income                                 $3,737    $3,262
                                                           ======    ======

6. CREDIT FACILITIES

The Company had no debt outstanding at March 31, 2005.

The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2006. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (5.75% as of March 31, 2005) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 4.98% as of March 31, 2005) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $34.2 million as of March 31, 2005 and to have no advances outstanding for 30 consecutive days each calendar year. At March 31, 2005, the facility supported a $264,000 letter of credit outstanding.

At March 31, 2005, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $646,000 at March 31, 2005). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2005, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 171,000 Euros (equivalent to approximately $221,000 at March 31, 2005).

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

                                             THREE MONTHS       THREE MONTHS      NINE MONTHS        NINE MONTHS
                                                 ENDED             ENDED             ENDED              ENDED
                                              03/31/2005         03/31/2004       03/31/2005         03/31/2004
                                             ------------       ------------      -----------        -----------
NET INCOME

  AS REPORTED                                   $  744             $  508            $3,176             $3,065
  EFFECT OF STOCK-BASED COMPENSATION
     EXPENSE - NET OF TAX                         (125)              (130)             (397)              (352)
                                                ------             ------            ------             ------
  PRO FORMA                                     $  619             $  378            $2,779             $2,713
                                                ======             ======            ======             ======
EARNINGS PER SHARE

  BASIC - AS REPORTED                           $ 0.08             $ 0.06            $ 0.36             $ 0.36
  BASIC - PRO FORMA                             $ 0.07             $ 0.04            $ 0.32             $ 0.32
  DILUTED - AS REPORTED                         $ 0.08             $ 0.05            $ 0.34             $ 0.33
  DILUTED - PRO FORMA                           $ 0.07             $ 0.04            $ 0.29             $ 0.29

The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, was as follows:

                                            THREE MONTHS       THREE MONTHS        NINE MONTHS       NINE MONTHS
                                                ENDED              ENDED              ENDED             ENDED
                                             03/31/2005         03/31/2004         03/31/2005         03/31/2004
                                            ------------       ------------        -----------       -----------
WEIGHTED AVERAGE ESTIMATED FAIR VALUE
     PER SHARE OF OPTIONS GRANTED
     DURING THE PERIOD                         $ 2.30              $ 4.26            $ 2.12            $  4.49

ASSUMPTIONS:

   AMORTIZED DIVIDEND YIELD                         -                   -                 -                  -
   COMMON STOCK PRICE VOLATILITY                28.87%              26.32%            28.40%             64.91%
   RISK FREE RATE OF RETURN                      3.50%               3.38%             3.38%              3.20%
   EXPECTED OPTION TERM (IN YEARS)                  5                   5                 5                  5

8. COMMITMENTS AND CONTINGENCIES

Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below and those discussed in the Company's Annual Report on Form 10-K for fiscal year 2004.

The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $5.5 million using a March 31, 2005 exchange rate. Carbotech has filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS' claims.

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

9. NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that
". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement will be adopted by the Company effective July 1, 2005 and is not expected to have a material impact on the Company's financial statements.

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

In March 2005, the SEC published Staff Accounting Bulletin (SAB) No. 107, "Share-Based payment". This SAB provides guidance regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SFAS 123R is effective for the Company beginning July 1, 2005. The impact of adopting SFAS No. 123R and SAB No. 107 has not yet been evaluated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Perceptron, Inc. ("Perceptron" or the "Company") designs, develops, manufactures and markets information-based measurement and inspection solutions for process improvement. Perceptron's product offerings are designed to improve quality, increase productivity and decrease costs in manufacturing and product development. The solutions offered by the Company are divided into three groups:
1) The Automated Systems Group made up of AutoGauge(R), AutoFit(R), AutoScan(R), AutoSpect(R) and AutoGuide(R) products; 2) The Technology Components Group made up of ScanWorks(R), Non-Contact Wheel Alignment and TriCam(R) sensors for the forest products industry; and 3) The Value Added Services Group providing consulting, training and non-warranty support services. The Company services multiple markets, with the largest being the automotive industry. The Company's primary operations are in North America, Europe and Asia.

The Company's financial base remained strong, with no debt and approximately $20.9 million of cash at March 31, 2005, to support its growth plans. The Company's near-term focus for growth will remain on the market acceptance of its two recently introduced Automated Systems products, AutoFit(R) and AutoScan(R), which are designed to expand the Company's product offerings in its worldwide automotive markets, and the continued development of enhanced versions of its ScanWorks(R) product line. In addition the Company believes there are growth opportunities in Asia and Eastern Europe related to the emerging automotive markets in those areas and the expansion of the Company`s business with current customers in Japan. The Company has plans to commit additional resources to support these efforts. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

For the third quarter of fiscal 2005, the Company reported net income of $744,000, or $0.08 per diluted share, compared to net income of $508,000, or $0.05 per diluted share, for the third quarter of fiscal 2004. Specific line item results are described below.

SALES - Net sales of $12.9 million for the third quarter of fiscal 2005 were up $520,000, compared with the same period one year ago. The following tables set forth comparison data for the Company's net sales by product groups and geographic location.

SALES (BY GROUP)         THIRD QUARTER    THIRD QUARTER
(in millions)                2005              2004       INCREASE/(DECREASE)
---------------------    -------------    -------------   -------------------
Automated Systems        $ 8.8    68.2%   $ 8.6    69.4%  $ 0.2           2.3%
Technology Components      2.9    22.5%     2.4    19.3%     .5          20.8%
Value Added Services       1.2     9.3%     1.4    11.3%   (0.2)        (14.3)%
                         -----   -----    -----   -----   -----
Totals                   $12.9   100.0%   $12.4   100.0%  $ 0.5           4.0%
                         =====   =====    =====   =====   =====

SALES (BY LOCATION)      THIRD QUARTER    THIRD QUARTER
(in millions)                2005              2004       INCREASE/(DECREASE)
---------------------    -------------    -------------   -------------------
North America            $ 7.5    58.1%   $ 5.6    45.2%  $ 1.9          33.9%
Europe                     5.0    38.8%     6.4    51.6%   (1.4)        (21.9)%
Asia                       0.4     3.1%     0.4     3.2%    0.0           0.0%
                         -----   -----    -----   -----   -----
Totals                   $12.9   100.0%   $12.4   100.0%  $ 0.5           4.0%
                         =====   =====    =====   =====   =====

Sales of the Company's Automated Systems products increased slightly due to higher sales in North America that offset lower sales in Europe. The change reflected the timing of customer delivery schedules and high sales to one customer in Europe last year. The Technology Components sales increase reflected higher ScanWorks(R) product line sales of approximately $1.6 million that were up approximately $800,000 due to shipment of backlog developed during the second quarter of fiscal 2005. The sales decrease in Europe was partially offset by the benefit from the strong Euro that based on conversion rates in effect this quarter, added approximately $290,000 more in sales than the comparable rates in the third quarter of fiscal 2004 would have yielded.

BOOKINGS - The Company had new order bookings during the quarter of $16.2 million compared with new order bookings of $16.9 million in the quarter ended December 31, 2004 and $15.0 million for the quarter ended March 31, 2004. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company's bookings by product groups and geographic location.

BOOKINGS (BY GROUP)      THIRD QUARTER    THIRD QUARTER
(in millions)                2005              2004       INCREASE/ (DECREASE)
---------------------    -------------    -------------   -------------------
Automated Systems        $11.0    67.9%   $12.1    80.7%  $(1.1)         (9.1)%
Technology Components      4.1    25.3%     1.8    12.0%    2.3         127.8%
Value Added Services       1.1     6.8%     1.1     7.3%    0.0           0.0%
                         -----   -----    -----   -----   -----
TOTALS                   $16.2   100.0%   $15.0   100.0%  $ 1.2           8.0%
                         =====   =====    =====   =====   =====

BOOKINGS (BY LOCATION)   THIRD QUARTER    THIRD QUARTER
(in millions)                2005              2004       INCREASE/ (DECREASE)
---------------------    -------------    -------------   -------------------
North America            $ 8.8    53.7%   $ 7.2    48.0%  $ 1.6          22.2%
Europe                     7.0    43.2%     7.3    48.7%   (0.3)         (4.1)%
Asia                       0.4     3.1%     0.5     3.3%   (0.1)        (20.0)%
                         -----   -----    -----   -----   -----
TOTALS                   $16.2   100.0%   $15.0   100.0%  $ 1.2           8.0%
                         =====   =====    =====   =====   =====

New orders for Automated Systems products were good this quarter, but below the high level achieved last year when Europe received a large order from one customer. Technology Components bookings were significantly higher than the third quarter of fiscal 2004 because of the high rate of new orders for Non-Contact Wheel Alignment sensors of $2.5 million, up $1.7 million compared to one year ago. Sales for this product are dependent on the number of wheel alignment systems that our customers have scheduled for delivery to automotive assembly plants. New orders of $600,000 for TriCam(R) sensors for the forest products industry were up approximately $600,000 compared to one year ago when there were no orders.

BACKLOG - The Company's backlog was $18.9 million as of March 31, 2005 compared with $15.6 million as of December 31, 2004 and $19.3 million as of March 31, 2004. The following tables set forth comparison data for the Company's backlog by product groups and geographic location.

BACKLOG (BY GROUP)       THIRD QUARTER    THIRD QUARTER
(in millions)                 2005             2004       INCREASE/ (DECREASE)
---------------------    -------------    -------------   -------------------
Automated Systems        $13.9    73.5%   $15.3    79.3%  $(1.4)         (9.2)%
Technology Components      3.0    15.9%     2.3    11.9%    0.7          30.4%
Value Added Services       2.0    10.6%     1.7     8.8%    0.3          17.6%
                         -----   -----    -----   -----   -----
TOTALS                   $18.9   100.0%   $19.3   100.0%  $(0.4)         (2.1)%
                         =====   =====    =====   =====   =====

BACKLOG (BY LOCATION)    THIRD QUARTER    THIRD QUARTER
(in millions)                 2005             2004       INCREASE/ (DECREASE)
---------------------    -------------    -------------   -------------------
North America            $11.6    61.4%   $10.4    54.4%  $ 1.2          11.5%
Europe                     7.0    37.0%     7.9    40.9%   (0.9)        (11.4)%
Asia                       0.3     1.6%     1.0     4.7%   (0.7)        (70.0)%
                         -----   -----    -----   -----   -----
TOTALS                   $18.9   100.0%   $19.3   100.0%  $(0.4)         (2.1)%
                         =====   =====    =====   =====   =====

The Company expects to be able to fill substantially all of the orders in backlog during the next twelve months. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer.

GROSS PROFIT - Gross profit was $6.6 million, or 51.1% of sales, in the third quarter of fiscal year 2005, as compared to $5.7 million, or 46.3% of sales, in the third quarter of fiscal year 2004. The margin improvement was primarily due to a favorable mix of product line sales. The strong Euro also had a positive impact of approximately $200,000, or 1.6% of sales. Installation and manufacturing costs were comparable in both fiscal quarters. However, installation costs are generally higher than past years because customers are buying a greater number of flexible compared to fixed AutoGauge(R) systems, and flexible systems require more time to install. As a result, the Company does not expect to achieve gross profit margins at this level in future periods. The foregoing statement is a "forward-looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statement.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES - SG&A expenses were $3.8 million in the quarter ended March 31, 2005 compared to $2.9 million in the third quarter a year ago. The increase of $900,000 was primarily due to a net increase in the provision for doubtful accounts of approximately $470,000. Bad debt expense this quarter reflected the expected loss related to a customer bankruptcy compared to a net credit in the third quarter of fiscal 2004 when the final loss related to a customer bankruptcy was less than expected. The balance of the increase was due to salary and benefit increases of approximately $250,000 and a net increase of approximately $200,000 in the accrual for Michigan single business tax.

ENGINEERING, RESEARCH AND DEVELOPMENT (R&D) EXPENSES - Engineering and R&D expenses of $1.7 million in the quarter ended March 31, 2005 were comparable to the third quarter a year ago. There were no significant spending variances within the expense account detail.

OTHER EXPENSE - Other expense during fiscal year 2004 reflected a $166,000 loss on the disposition of a fixed asset.

INTEREST INCOME, NET - Net interest income was $138,000 in the third quarter of fiscal 2005 compared with net interest income of $53,000 in the third quarter of fiscal 2004. The increase was primarily due to higher cash balances available for investment in short term securities at higher interest rates compared to one year ago.

FOREIGN CURRENCY - There was a net foreign currency transaction loss of $64,000 this quarter primarily due to a decline in the Euro during the quarter compared with a foreign currency transaction loss of $18,000 last year when the Euro declined during the quarter but to a lesser degree.

OTHER - Other income this quarter was $24,000 primarily due to the gain on a Euro foreign exchange contract compared to other income last year of $13,000.

INCOME TAXES - The effective tax rates of 37.3% and 51.4% for the third quarter of fiscal 2005 and 2004, respectively, reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates.

OUTLOOK - The Company expects sales for all of fiscal 2005 to be comparable to those achieved in fiscal 2004. The Company's sales forecast is based on a thorough assessment of the probable size, system content, and timing of each of the programs being considered by its customers. These factors are difficult to quantify accurately because over time the Company's customers weigh changes in the economy and the probable effect of these changes on their business, and adjust the number and timing of their new vehicle programs to reflect the changing business conditions. Longer term there has been no change in factors that may positively influence sales growth including the automotive industry's focus on introducing fresh new vehicles more frequently to satisfy its customer's changing requirements and our customers continuing focus on improving the fit and finish of their vehicles. The Company's new products AutoFit(R) and AutoScan(R) are designed to not only support our customers goals to improve fit that is measured in terms of the vehicle's gap and flushness but also to reduce the time and cost to introduce new vehicles. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO NINE MONTHS ENDED MARCH 31, 2004

The Company reported net income of $3.2 million, or $0.34 per diluted share, for the first nine months of fiscal 2005, compared with net income of $3.1 million, or $0.33 per diluted share for the nine months ended March 31, 2004.

SALES - Net sales in the first nine months of fiscal 2005 were $39.9 million, compared to $38.2 million for the nine months ended March 31, 2004. The following tables set forth comparison data for the Company's net sales by product groups and geographic location.

SALES (BY GROUP)           NINE MONTHS        NINE MONTHS        INCREASE/
(in millions)             ENDED 3/31/05      ENDED 3/31/04       (DECREASE)
---------------------    ---------------    ----------------   --------------
Automated Systems        $ 27.8     69.7%   $ 26.7     69.9%   $  1.1   4.1%
Technology Components       8.1     20.3%      7.9     20.7%      0.2   2.5%
Value Added Services        4.0     10.0%      3.6      9.4%      0.4  11.1%
                         ------    -----    ------    -----    ------
Totals                   $ 39.9    100.0%     38.2    100.0%   $  1.7   4.5%
                         ======    =====    ======    =====    ======

SALES (BY LOCATION)      NINE MONTHS        NINE MONTHS        INCREASE/
(in millions)           ENDED 3/31/05      ENDED 3/31/04       (DECREASE)
-------------------    ---------------    ---------------    --------------
North America          $24.4     61.1%    $21.5     56.3%    $ 2.9     13.5%
Europe                  14.2     35.6%     15.6     40.8%     (1.4)    (9.0)%
Asia                     1.3      3.3%      1.1      2.9%      0.2     18.2%
                       -----    -----     -----    -----     -----
Totals                 $39.9    100.0%    $38.2    100.0%    $ 1.7      4.5%
                       =====    =====     =====    =====     =====

Sales by group for both nine month periods generally reflected the timing of orders scheduled for delivery. The sales increase in North America was primarily due to higher sales of AutoGauge(R) systems within the Automated Systems products group. The sales decrease in Europe primarily reflected lower sales of AutoGauge(R) systems that were partially offset by the strong Euro that based on conversion rates in effect for fiscal year 2005 added approximately $1.0 million more in sales than the comparable rates for the same period of fiscal 2004 would have yielded.

BOOKINGS - New order bookings for the nine months ended March 31, 2005 were $39.7 million compared to $39.4 million for the same period one year ago.

BOOKINGS (BY GROUP)        NINE MONTHS        NINE MONTHS         INCREASE/
(in millions)             ENDED 3/31/05      ENDED 3/31/04       (DECREASE)
---------------------    ---------------    ---------------    ---------------
Automated Systems        $26.8     67.7%    $28.1     71.3%    $(1.3)    (4.6)%
Technology Components      8.4     21.2%      7.1     18.0%      1.3     18.3%
Value Added Services       4.5     11.1%      4.2     10.7%      0.3      7.1%
                         -----    -----     -----    -----     -----
TOTALS                   $39.7    100.0%    $39.4    100.0%    $ 0.3      0.8%
                         =====    =====     =====    =====     =====

BOOKINGS (BY LOCATION)     NINE MONTHS        NINE MONTHS          INCREASE/
(in millions)             ENDED 3/31/05      ENDED 3/31/04        (DECREASE)
----------------------   ---------------    ---------------    ----------------
North America            $24.5     61.7%    $21.8     55.3%    $ 2.7     12.4%
Europe                    14.2     35.8%     16.1     40.9%     (1.9)   (11.8)%
Asia                       1.0      2.5%      1.5      3.8%     (0.5)   (33.3)%
                         -----    -----     -----    -----     -----
TOTALS                   $39.7    100.0%    $39.4    100.0%    $ 0.3      0.8%
                         =====    =====     =====    =====     =====

The decrease in orders of the Automated Systems Group was the result of the timing of new orders received. The increase in orders of the Technology Components Group was primarily due to high orders of the WheelWorks(R) product line of $2.5 million in the third quarter of fiscal 2005 that resulted in year-to-date orders of $4.6 million compared to $3.8 million for the nine months ended March 31, 2004. North American orders increased in fiscal 2005 for all product groups. Automated Systems were up $1.2 million, Technology Components were up $700,000 and Value Added Services were up $800,000. The new order decrease in Europe of $1.9 million was primarily due to lower orders for AutoGauge(R) systems of $7.9 million in fiscal 2005 compared to $10.4 million in fiscal 2004. The reduction in new orders in Europe reflected fewer new vehicle tooling programs that represent the primary opportunity to sell AutoGauge(R) systems. New orders in Asia remained $500,000 below the level achieved in fiscal 2004. The Company continues to believe that there is significant growth potential in Asia and has plans to commit additional resources to the Asian market. The foregoing statement is a "forward-looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statement.

GROSS PROFIT - Gross profit was $20.0 million, or 50.1% of sales, for the nine months ended March 31, 2005, as compared to $17.8 million, or 46.6% of sales, for the nine months ended March 31, 2004. The gross margin percentage improvement primarily reflected the benefit from the strong Euro that had a net impact of approximately $680,000, or 1.7% of sales, and higher than normal revenue in North America of approximately $562,000, or 1.4% of sales, related to customer buy-offs on completed system installations. The balance of the gross margin percentage change was primarily due to product mix. Installation and manufacturing costs were comparable in both fiscal periods.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES - SG&A expenses were $10.0 million for the nine months ended March 31, 2005 compared to $8.6 million in the nine-month period a year ago. The increase of $1.4 million was primarily due to a net increase in the provision for doubtful accounts of approximately $580,000. Bad debt expense this year reflected the expected loss related to a customer bankruptcy compared to a net credit in the first nine months of fiscal 2004 when the final loss related to a customer bankruptcy was less than expected. The balance of the increase was due to salary and benefit increases of approximately $400,000, a net increase of approximately $230,000 in the accrual for Michigan single business tax and the impact of the strong Euro on SG&A expense in the Company's European subsidiary of approximately $200,000.

ENGINEERING, RESEARCH AND DEVELOPMENT (R&D) EXPENSES - Engineering and R&D expenses were $5.3 million for the nine months ended March 31, 2005 compared to $4.8 million for the nine-month period a year ago. The increase of $539,000 was due principally to increased spending of approximately $440,000 for contract engineering services and engineering materials to support new product development and salary and benefit increases of approximately $100,000.

OTHER EXPENSE - Other expense during fiscal year 2004 reflected a $166,000 loss on the disposition of a fixed asset.

INTEREST INCOME, NET - Net interest income was $356,000 in the first nine months of fiscal 2005 compared with net interest income of $193,000 in the first nine months of fiscal 2004. The increase was due to higher cash balances available for investment in short term securities at higher interest rates compared to one year ago.

FOREIGN CURRENCY - There was a net foreign currency gain of $56,000 in the first nine months of fiscal 2005 compared with a net foreign currency gain of $596,000 last year when the Company realized a foreign exchange gain of approximately $400,000 on Euros that had been held in a bank account in Europe by the Company.

OTHER - Other income in the first nine months of fiscal 2005 was $12,000 compared to other income last year of $151,000 that reflected the receipt of funds related to the settlement of all legal disputes with

LMI Technologies, Inc. offset by certain costs incurred to secure the settlement as well as the reversal of certain costs previously expensed that were not required to be paid in the final settlement of an arbitration award.

INCOME TAXES - The effective tax rates of 38.8% and 41.4% for the first nine months of fiscal 2005 and 2004, respectively, reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $20.9 million at March 31, 2005, compared to $19.7 million at June 30, 2004. The cash increase of $1.2 million for the nine months ended March 31, 2005 resulted primarily from $1.5 million of cash generated from operations. The Company also used $954,000 of cash for capital expenditures and $279,000 for the repurchase of company stock and received $364,000 of cash from the purchase of common stock under its employee stock plans. Depreciation and amortization was $954,000 during the nine months ended March 31, 2005.

The $1.5 million in cash provided from operations was primarily generated from net income of $3.2 million and the add back of non-cash items such as depreciation and deferred income taxes that totaled $2.3 million. Cash provided from operations also reflected a use of cash related to changes in net working capital of $4.0 million. Net working capital is defined as changes in assets and liabilities, exclusive of changes shown separately on the Consolidated Statements of Cash Flow. The net working capital decrease resulted primarily from uses of cash for other current assets and liabilities of $5.3 million and inventories of $1.8 million that were partially offset by a reduction in accounts receivables of $2.1 million and increases in accounts payable of $987,000. The $5.3 million use of cash for other current assets and accrued liabilities primarily represents payments of $2.5 million made under the Company's 2004 team member profit sharing plan and tax payments of $1.9 million. The $2.1 million reduction in receivables primarily related to increased cash collections due to higher sales achieved in the fourth quarter of fiscal 2004 that were collected during the first nine months of fiscal 2005. Inventory increased due to purchases of items required to fill anticipated orders.

The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. There was no inventory disposed of during the nine months ended March 31, 2005.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During the nine months ended March 31, 2005, the Company wrote off $474,000 of receivables and received a payment of $79,000 for recovery of a previously written-off receivable. Also during the nine months ended March 31, 2005, the Company increased its provision for bad debts by $382,000. A customer bankruptcy was the reason for the large write-off and provision for bad debts. To date, except as indicated above, the Company has not experienced any significant losses related to the collection of accounts receivable.

The Company had no debt outstanding at March 31, 2005. The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2006. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (5.75% as of March 31, 2005) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 4.98% as of March 31, 2005) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $34.2 million as of March 31, 2005 and to have no advances outstanding for 30 consecutive days each calendar year. At March 31, 2005, the facility supported a $264,000 letter of credit outstanding.

At March 31, 2005, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $646,000 at March 31, 2005). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2005, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 171,000 Euros (equivalent to approximately $221,000 at March 31, 2005).

The Company also had a favorable cash effect of $566,000 in the nine months ended March 31, 2005 related to the impact of exchange rate changes, principally due to the strong Euro, on Company cash held in Euros.

On August 9, 2004, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $2.0 million of the Company's common stock. The Company may buy shares of its common stock on the open market or in privately negotiated transactions from time to time, based on market prices. During the nine months ended March 31, 2005, the Company repurchased 39,000 shares of the Company's common stock for approximately $279,000. The program may be discontinued at any time.

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

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of the Company's Annual Report on Form 10-K for fiscal year 2004. There have been no material changes in the accounting policies followed by the Company during the nine months ended March 31, 2005.

MARKET RISK INFORMATION

Perceptron's primary market risk is related to foreign exchange rates. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the United States. The Company may from time to time have interest rate risk in connection with its investment of its cash.

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in the non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At March 31, 2005, the Company's percentage of sales commitments in non-United States currencies was approximately 44.4% or $8.4 million, compared to 45.5% or $8.8 million at March 31, 2004.

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. These transactions involve the use of forward contracts, typically mature within one year and are designed to hedge anticipated foreign currency transactions. The Company may use forward exchange contracts to hedge the net assets of certain of its foreign subsidiaries to offset the translation and economic exposures related to the Company's investment in these subsidiaries

At March 31, 2005, the Company had forward exchange contracts to sell 7.0 million Euros ($9.2 million equivalent) at weighted average settlement rates of
1.32 Euros to the United States Dollar. The contracts outstanding at March 31, 2005, mature through September 30, 2005. The objective of the hedge transactions is to protect designated portions of the Company's net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized income of $535,000 and a charge of $596,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and nine months ended March 31, 2005, respectively. Offsetting these amounts were corresponding changes in other comprehensive income (loss) for the translation effect of the Company's foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At March 31, 2004, the Company had approximately $11.0 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.17 Euros to the United States Dollar. The Company recognized income of $394,000 and a charge of $805,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the three and nine months ended March 31, 2004, respectively.

The Company's potential loss in earnings that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the nine months ended March 31, 2005 and 2004, would have been approximately $105,000 and $151,000, respectively.

INTEREST RATE RISK

The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less. Given the short maturities and investment grade quality of the Company's investment holdings at March 31, 2005, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's cash and cash equivalents. As a result, the Company does not currently hedge these interest rate exposures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the

Company's disclosure controls and procedures were effective in causing the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the Securities and Exchange Commission's ("SEC") filing deadlines for these reports specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2005 identified in connection with the Company's evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                               (c) TOTAL NUMBER   (d) MAXIMUM NUMBER
                                                  OF SHARES        (OR APPROXIMATE
                       (a) TOTAL                 PURCHASED AS      DOLLAR VALUE) OF
                       NUMBER OF  (b) AVERAGE  PART OF PUBLICLY  SHARES THAT MAY YET
                        SHARES     PRICE PAID     ANNOUNCED       BE PURCHASED UNDER
        PERIOD         PURCHASED   PER SHARE       PROGRAM           THE PROGRAM
---------------------  ---------  -----------  ----------------  --------------------
January 1 - 31, 2005          -            -             -                       -
February 1 - 28, 2005    32,850    $    7.11        32,850          $    1,728,408
March 1 - 31, 2005          750    $    7.44           750          $    1,722,631
                         ------    ---------        ------          --------------
Total                    33,600    $    7.12        33,600          $    1,722,831
                         ======    =========        ======          ==============

On August 9, 2004, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $2.0 million of the Company's common stock. The Company may buy shares of its common stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time.

On March 1, 2005, four members of the Company's Board of Directors became entitled to receive a total of 3,940 shares of Common Stock at $7.61 per share pursuant to the Directors Stock Purchase Rights Option under the 2004 Stock Incentive Plan which was approved by shareholders in December 2004. The 2004 Stock Incentive Plan permits non-employee directors to purchase shares of Common Stock through the 2004 Stock Incentive Plan in exchange for all or a portion of the cash fees payable to them for serving as directors of the Company. The transactions by the Company with the four directors did not involve a public offering and are exempt under Section 4(2) of the Securities Exchange Act of 1933 and Rules 505 and 506 promulgated thereunder.

ITEM 6. EXHIBITS

            31.1 Certification by the Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).

            31.2 Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).

            32.1 Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PERCEPTRON, INC.
                                      (Registrant)

Date: May 13, 2005                By: /s/ Alfred A. Pease
                                      ------------------------------------------
                                      Alfred A. Pease
                                      Chairman of the Board, President and Chief
                                      Executive Officer

Date: May 13, 2005                By: /s/ John J. Garber
                                      ------------------------------------------
                                      John J. Garber
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

Date: May 13, 2005                By: /s/ Sylvia M. Smith
                                      ------------------------------------------
                                      Sylvia M. Smith
                                      Controller and Chief Accounting Officer
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX

EX NO.                               DESCRIPTION
------                               -----------
  31.1      Certification by the Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).

  31.2 Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).

  32.1 Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.