Form 10-K
period 2005-06-30
PERCEPTRON INC/MI
filed 2005-09-28
CIK 887226

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

                                Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes [ ] No [X]

The aggregate market value of the voting stock held as of the registrant's most recently completed second fiscal quarter by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2004, as reported by The Nasdaq Stock Market, was approximately $62,100,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 16, 2005, was 8,836,731.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

           Document              Incorporated by reference in:
           --------              -----------------------------
   Proxy Statement for 2005
Annual Meeting of Shareholders       Part III, Items 10-14

================================================================================

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

MARKETS

The Company services multiple markets, with the largest being the automotive industry. The Company has product offerings encompassing virtually the entire automobile manufacturing process, including product development, manufacturing process development and implementation, stamping and fabrication, body shop, paint shop, trim, chassis and final assembly. The Company believes there are applications for its three-dimensional measurement systems in other industrial and commercial applications. The foregoing statement is a "forward-looking statement" within the meaning of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement".

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

AutoGauge(R) is built on a hardware, software and communications platform called IPNet(R). The IPNet(R) platform uses Internet technology to disseminate critical manufacturing and quality information on a real-time basis throughout a plant or enterprise. IPNet(R) also communicates to wireless devices and web phones. Other advantages of the IPNet(R) platform include: A Microsoft Windows(R) based architecture allowing integration of third party hardware and software, a new graphics based user interface, and greater flexibility to distribute sensors throughout the manufacturing process at lower cost.

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

                              TECHNOLOGY COMPONENTS

ScanWorks(R): The Company provides ScanWorks(R) products to a variety of markets through third party original equipment manufacturers ("OEMs"), system integrators and value-added resellers ("VARs"). These products target the digitizing, reverse engineering, and inspection markets.

ScanWorks(R) is a hardware/software component set that allows customers to add digitizing capabilities to their machines or systems. The use of the ScanWorks(R) software and the Contour Probe(R) sensor enables users to collect, display, manipulate and export large sets of "point cloud data" from portable CMMs.

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

Forest Products: Under the terms of a Sensor Supply and Manufacturing License Agreement between the Company and U.S. Natural Resources, Inc., (USNR), ("Sensor Supply Agreement"), the Company continues to manufacture and supply TriCam(R) sensors to USNR for use in various optimizing applications. In August 2003, the Company ceased the manufacture of LASAR(R) sensors and, as required by the terms of the Sensor Supply Agreement, the Company granted a non-exclusive, perpetual worldwide license to USNR to manufacture LASAR(R) sensors primarily intended for sale to operators of wood processing facilities (e.g., sawmills, planer mills, panel mills, etc.).

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

The Company's principal customers have historically been automotive companies that the Company either sells to directly or through system integrators or OEMs. The Company's products are typically purchased for installation in connection with re-tooling programs undertaken by these companies. The number and timing of re-tooling programs vary from year to year and are subject to postponement by customers due to economic conditions or otherwise. Because the Company's annual sales are dependent on the timing of customers' re-tooling programs, annual aggregate sales and sales by customer vary significantly from year to year, as do the Company's largest customers. For the fiscal years ended June 30, 2005, 2004 and 2003, approximately 40%, 40% and 33%, respectively, of total net sales were derived from the Company's four largest automotive customers (General Motors, Ford, DaimlerChrysler and Volkswagen). For the fiscal years ended

June 30, 2005, 2004 and 2003, approximately, 13%, 12% and 22%, respectively, of net sales were to system integrators and OEMs for the benefit of the same four automotive customers. These numbers reflect consolidations that have occurred within the automotive industry. During the fiscal year ended June 30, 2005, sales to General Motors were 19.1% of the Company's total net sales.

In fiscal year 2002, the Company sold substantially all of the assets of its Forest Products business unit. As part of the sale, the Company and USNR entered into a Covenant Not to Compete dated March 13, 2002. The Company agreed, among other matters, for a period of ten years not to compete with USNR in any business in which the Forest Products business unit was engaged at any time during the three-year period prior to the closing of the transaction, and for so long as USNR is a customer of the Company, not to sell products or services intended primarily for operators of wood processing facilities or license any intellectual property to any third party primarily for use in any wood processing facility.

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

INTERNATIONAL OPERATIONS

Europe: The Company's European operations contributed approximately 36%, 42%, and 46%, of the Company's net sales during the fiscal years ended June 30, 2005, 2004 and 2003, respectively. The Company's wholly-owned subsidiary, Perceptron Europe B.V. ("Perceptron B.V."), formed in The Netherlands, holds a 100% equity interest in Perceptron (Europe) GmbH ("Perceptron GmbH"). Perceptron GmbH is located in Munich, Germany and is the operational headquarters for the European market. Perceptron GmbH holds a 100% interest in Perceptron E.U.R.L. located in Voisins le Bretonneux, France and a 100% interest in Perceptron Iberica SL located in Vitoria, Spain. At June 30, 2005, the Company employed 55 people in its European operations.

Asia: The Company operates a direct sales, application and support office in Tokyo, Japan to service customers in Asia. The Company plans to open a representative office in Singapore in the first half of 2006.

South America: The Company has a direct sales, application and support office in Sao Paulo, Brazil to service customers in South America.

The Company's foreign operations are subject to certain risks typically encountered in such operations, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic and local policies of foreign governments, and the laws and policies of the U.S. and local governments affecting foreign trade and investment. For information regarding net sales and identifiable assets of the Company's foreign operations, see Note 11 to the Consolidated Financial Statements, "Geographic Information".

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

BACKLOG

As of June 30, 2005, the Company had a backlog of $18.0 million, compared to $19.1 million at June 30, 2004. Most of the backlog is subject to cancellation by the customer. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in its backlog by June 30, 2006.

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

The Company's research, development and engineering activities are currently focused on: high-accuracy, laser-based dimensional sensors; high-accuracy, high-throughput scanning sensors; complex feature recognition algorithms; specialized three-dimensional metrology software; manufacturing process display and analysis software; control system and robotic interface software; related cell and system hardware and new product initiatives. As of June 30, 2005, 47 persons employed by the Company were focused primarily on research, development and engineering.

For the fiscal years ended June 30, 2005, 2004 and 2003, the Company's research, development and engineering expenses were $7.2 million, $7.0 million and $6.3 million, respectively.

PATENTS, TRADE SECRETS AND CONFIDENTIALITY AGREEMENTS

As of June 30, 2005, the Company has been granted 27 U.S. patents and has pending 16 U.S. patent applications, which relate to various products and processes manufactured, used, and/or sold by the Company. The Company also has been granted 16 foreign patents in Canada, Europe and Japan and has 24 patent applications pending in foreign locations. The U.S. patents expire from 2005 through 2023 and the Company's existing foreign patent rights expire from 2008 through 2020. In addition, the Company holds perpetual licenses to more than 41 other U.S. patents including rights to practice 6 patents for non-forest product related applications that were assigned to USNR in conjunction with the sale of the Forest Products business unit. The expiration dates for these licensed patents range from 2005 to 2020.

The Company has registered, and continues to register, various trade names and trademarks including Perceptron(R), AutoGauge(R), IPNet(R), AutoFit(R), AutoGuide(R), AutoScan(R), AutoSpect(R), Contour Probe(R), OptiFlex(R), ScanWorks(R), TriCam(R), Veristar(R), WheelWorks(R), Virtual Fixturing(R) and LASAR(R), among others, which are used in connection with the conduct of its business. Trademarks that have been approved for registration or are awaiting issuance include AutoSolve(TM).

Perceptron's products include hardware (camera, lens, etc) for scanning an image and imbedded software (extraction software algorithms) to convey the results of the scan to the customer. The hardware and software operate and are sold as one product. Perceptron does not market its software algorithms as a separate item distinct from the scanning product. The Company's software products are copyrighted and generally licensed to customers pursuant to license agreements that restrict the use of the products to the customer's own internal purposes on designated Perceptron equipment. The licensing language conveys the proprietary nature of the Company's product.

The Company also uses non-disclosure agreements with employees, consultants and other parties.

There can be no assurance that any of the above measures will be adequate to protect the Company's intellectual property or other proprietary rights. Effective patent, trademark, copyright and trade secret protection may be unavailable in certain foreign countries.

The Company has been informed that certain of its customers have received allegations of possible patent infringement involving processes and methods used in the Company's products. Certain of these customers, including customers who were parties to patent infringement suits relating to this matter, have settled such claims. Management believes that the processes used in the Company's products were independently developed without utilizing any previously patented process or technology. Because of the uncertainty surrounding the nature of any possible infringement and the validity of any such claim or any possible customer claim for indemnity relating to claims against the Company's customers, it is not possible to estimate the ultimate effect, if any, of this matter on the Company's financial statements.

The Company has licensed certain of the Company's patents relating to non-contact wheel alignment systems to another company on a non-exclusive basis.

EMPLOYEES

As of June 30, 2005, the Company employed 221 persons. None of the employees is covered by a collective bargaining agreement and the Company believes its relations with its employees to be good.

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

ITEM 2: PROPERTIES

Perceptron's principal domestic facilities consist of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company. In addition, the Company leases a 1,500 square meter facility in Munich, Germany and leases office space in Voisins le Bretonneux, France, Sao Paulo, Brazil and Tokyo, Japan. In the first half of fiscal year 2006, the Company plans to lease office space in Singapore. The Company believes that its current facilities are sufficient to accommodate its requirements through fiscal year 2006.

ITEM 3: LEGAL PROCEEDINGS

The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $5.4 million using a June 30, 2005 exchange rate. Carbotech has filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS' claims.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Litigation and Other Contingencies" for a discussion of the Company's accounting policies regarding legal proceedings and other contingencies.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Perceptron's Common Stock is traded on The NASDAQ Stock Market's National Market under the symbol "PRCP". The following table shows the reported high and low sales prices of Perceptron's Common Stock for the fiscal year periods indicated:

                                         PRICES
                                     -------------
                                      LOW     HIGH
                                     -----   -----
FISCAL 2005
Quarter through September 30, 2004   $6.26   $7.43
Quarter through December 31, 2004    $6.37   $7.40
Quarter through March 31, 2005       $6.51   $8.40
Quarter through June 30, 2005        $6.37   $8.31

FISCAL 2004
Quarter through September 30, 2003   $5.23   $9.28
Quarter through December 31, 2003    $5.16   $8.04
Quarter through March 31, 2004       $6.71   $7.89
Quarter through June 30, 2004        $6.20   $7.60

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

The approximate number of shareholders of record on September 16, 2005, was 215.

The information pertaining to the securities the Company has authorized for issuance under equity compensation plans is hereby incorporated by reference to
Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plan Information". For more information about the Company's equity compensation plans, see Note 9 of Notes to the Consolidated Financial Statements, "Stock Incentive Plans", included in
Item 8 of this report.

On August 9, 2004, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $2.0 million of the Company's common stock during fiscal year 2005. The Company was authorized to buy shares of its common stock on the open market or in privately negotiated transactions from time to time, based on market prices. The Company did not purchase any shares during the fourth quarter of fiscal 2005 and the program terminated on June 30, 2005. As of June 30, 2005, the Company had purchased 39,000 shares at an average price of $7.11 per share.

On September 9, 2005, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $5.0 million of the Company's common stock during fiscal year 2006. The Company may buy shares of its common stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time. The Company also announced that it has entered into a Rule 10b5-1 trading plan ("Repurchase Plan") with Barrington Research Associates, Inc. to purchase up to $5.0 million of the Company's common stock during fiscal year 2006 (less the dollar amount of purchases by the Company outside the Repurchase
Plan), in open market or privately negotiated transactions, in accordance with the requirements of Rule 10b-18.

On June 1, 2005, four members of the Company's Board of Directors became entitled to receive a total of 4,540 shares of Common Stock at $6.61 per share pursuant to the Directors Stock Purchase Rights Option under the 2004 Stock Incentive Plan which was approved by shareholders in December 2004. The 2004 Stock Incentive Plan permits non-employee directors to purchase shares of Common Stock through the 2004 Stock Incentive Plan in exchange for all or a portion of the cash fees payable to them for serving as directors of the Company. The transactions by the Company with the four directors did not involve a public offering and are exempt under Section 4(2) of the Securities Exchange Act of 1933 and Rules 505 and 506 promulgated thereunder.

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

                        PERCEPTRON, INC. AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             FISCAL YEARS ENDED
                                                                  JUNE 30,
                                              ------------------------------------------------
                                                2005      2004      2003      2002    2001 (3)
                                              -------   -------   -------   -------   --------
STATEMENT OF OPERATIONS DATA: (1, 2)
Net sales                                     $54,892   $53,393   $54,679   $43,943   $40,430
Gross profit                                   25,907    25,100    27,534    19,641    17,085
Operating income (loss)                         4,695     5,630     8,548     1,170    (4,046)
Income (loss) before income taxes               5,186     6,653     6,124       759    (4,647)
Income (loss) from continuing operations        3,282     3,987     3,582       942    (2,549)
Discontinued operations                            --        --        --    (4,644)   (3,656)
Cumulative effect of change in
   accounting principle                            --        --        --        --    (1,333)
Net income (loss)                               3,282     3,987     3,582    (3,702)   (7,538)

Earnings (loss) per basic share:
   Continuing operations                      $  0.37   $  0.46   $  0.43   $  0.11   $ (0.31)
   Discontinued operations                         --        --        --     (0.56)    (0.45)
   Cumulative effect of change in
      accounting principle                         --        --        --        --     (0.16)
   Net income (loss)                             0.37      0.46      0.43     (0.45)    (0.92)

Earnings (loss) per diluted share:
   Continuing operations                      $  0.35   $  0.43   $  0.42   $  0.11   $ (0.31)
   Discontinued operations                         --        --        --     (0.56)    (0.45)
   Cumulative effect of change in
      accounting principle                         --        --        --        --     (0.16)
   Net income (loss)                             0.35      0.43      0.42     (0.45)    (0.92)

Weighted average common shares outstanding:
   Basic                                        8,766     8,593     8,284     8,209     8,178
   Diluted                                      9,437     9,327     8,622     8,213     8,178

                                                               AS OF JUNE 30,
                                              -----------------------------------------------
                                                2005      2004      2003      2002      2001
                                              -------   -------   -------   -------   -------
BALANCE SHEET DATA:
Working capital                               $41,149   $36,777   $30,405   $24,824   $25,559
Total assets                                   63,390    62,924    59,414    54,693    66,247
Long-term liabilities                              --        --        --     1,040     1,040
Shareholders' equity                           53,992    50,360    44,945    39,211    40,295

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

The Company's financial base remains strong, with no debt and approximately $20.4 million of cash at June 30, 2005, available to support its growth plans. The Company's near-term focus for growth has been on the successful introduction of its two newly released Automated Systems products, AutoFit(R) and AutoScan(R), which are designed to expand the Company's product offerings in its worldwide automotive markets, and the continued development of enhanced versions of its ScanWorks(R) product line. In fiscal 2005, the Company installed an AutoFit(R) system in one of its customer's assembly plants in North America. The system is meeting customer expectations, and the Company believes that additional AutoFit(R) systems will be delivered during fiscal 2006. In fiscal 2005, the Company also installed an AutoScan(R) system in one of its customer's assembly plants in North America. This system met customer expectations and the customer ordered two more systems in the fourth quarter of fiscal 2005 for delivery in the first quarter of fiscal 2006. Several other customers have shown interest in AutoScan(R), and as a result the Company believes that AutoScan(R) has good potential for revenue growth. The Company believes that the latest version of its ScanWorks(R) product line offers features and a level of precision that are superior to similar competitor products and will enable the Company to sustain world wide growth in the ScanWorks(R) product line.

In addition the Company believes there are growth opportunities in Asia and Eastern Europe related to the emerging automotive markets in those areas and the expansion of the Company's business with current customers in Japan. The Company has begun to commit additional resources to achieve its revenue growth goals in these geographic regions. The Company will establish an office in Singapore and relocate an experienced manager to execute the Company's growth plans in Asia during the first half of fiscal 2006.

The Company has initiated a plan to hire sales personnel, application engineers and trainers to support its growth opportunities throughout Europe. It will take several months for the personnel additions to generate incremental revenue growth, but the Company believes that the long term revenue growth potential in these geographic regions will provide a significant return on the investment in human resources.

The foregoing statements in this "Overview" section are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

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

RESULTS OF OPERATIONS

  FISCAL YEAR ENDED JUNE 30, 2005, COMPARED TO FISCAL YEAR ENDED JUNE 30, 2004

Overview. The Company reported net income of $3.3 million or $0.35 per diluted share, for the fiscal year ended June 30, 2005 compared with net income of $4.0 million, or $0.43 per diluted share, for the fiscal year ended June 30, 2004. Specific line item results are described below.

Sales - Net sales of $54.9 million for fiscal 2005 were up $1.5 million, or 2.8%, compared with the same period one year ago. The following tables set forth comparison data for the Company's net sales by product groups and geographic location.

SALES (BY GROUP)             2005            2004       INCREASE/(DECREASE)
----------------        -------------   -------------   -------------------
(in millions)
Automated Systems       $39.0    71.0%  $38.2    71.5%      $0.8   2.1%
Technology Components    11.2    20.4%   10.5    19.7%       0.7   6.7%
Value Added Services      4.7     8.6%    4.7     8.8%       0.0   0.0%
                        -----   -----   -----   -----       ----
Totals                  $54.9   100.0%  $53.4   100.0%      $1.5   2.8%
                        =====   =====   =====   =====       ====

SALES (BY LOCATION)        2005            2004       INCREASE/(DECREASE)
-------------------   -------------   -------------   -------------------
(in millions)
North America         $33.1    60.3%  $29.2    54.7%     $ 3.9    13.4%
Europe                 19.9    36.2%   22.5    42.1%      (2.6)  (11.6)%
Asia                    1.9     3.5%    1.7     3.2%       0.2    11.8%
                      -----   -----   -----   -----      -----
Totals                $54.9   100.0%  $53.4   100.0%     $ 1.5     2.8%
                      =====   =====   =====   =====      =====

Sales of each of the Company's product groups in fiscal 2005 were comparable to fiscal 2004. The higher level of sales in North America that offset lower sales in Europe during fiscal 2005 compared to fiscal 2004 primarily reflected the number of new vehicle programs and associated tooling requirements as well as economic conditions in the two geographic regions. The sales decrease in Europe was partially offset by the benefit from the strong Euro that based on conversion rates in effect during fiscal 2005, added approximately $1.2 million more in sales than the comparable rates in fiscal 2004 would have yielded. During fiscal 2005, there was no indication that any of the Company's customers have relaxed their commitment to maintain the highest level of quality and reduce costs that are the primary drivers when our customers make decisions to purchase the Company's automated systems and value added services. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

Bookings - The Company had new order bookings during fiscal 2005 of $53.9 million compared with new order bookings of $54.3 million during fiscal 2004. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company's bookings by product groups and geographic location.

BOOKINGS (BY GROUP)          2005            2004       INCREASE/ (DECREASE)
-------------------     -------------   -------------   --------------------
(in millions)
Automated Systems       $39.1    72.5%  $39.5    72.8%     $(0.4)   (1.0)%
Technology Components    11.4    21.2%   10.5    19.3%       0.9     8.6%
Value Added Services      3.4     6.3%    4.3     7.9%      (0.9)  (20.9)%
                        -----   -----   -----   -----      -----
Totals                  $53.9   100.0%  $54.3   100.0%     $(0.4)   (0.7)%
                        =====   =====   =====   =====      =====

BOOKINGS (BY LOCATION)        2005            2004       INCREASE/ (DECREASE)
----------------------   -------------   -------------   --------------------
(in millions)
North America            $30.6    56.8%  $30.5    56.2%     $ 0.1    0.3%
Europe                    21.6    40.1%   22.2    40.9%      (0.6)  (2.7)%
Asia                       1.7     3.1%    1.6     2.9%       0.1    6.2%
                         -----   -----   -----   -----      -----
Totals                   $53.9   100.0%  $54.3   100.0%     $(0.4)  (0.7)%
                         =====   =====   =====   =====      =====

New order bookings among the Company's product lines during fiscal 2005 were generally consistent with new order bookings received during fiscal 2004. The Company believes that the rate of new orders during the year continued to reflect the timing of customer requirements. This was also true for Value Added Services, the only product group that experienced a significant percentage change in the level of new order bookings compared to last year. There was no discernible change in customers' purchasing decisions during the year. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 7 "Management's

Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

Backlog - The Company's backlog was $18.0 million as of June 30, 2005 compared with $19.1 million as of June 30, 2004. The following tables set forth comparison data for the Company's backlog by product groups and geographic location.

BACKLOG (BY GROUP)           2005            2004       INCREASE/ (DECREASE)
---------------------   -------------   -------------   --------------------
(in millions)
Automated Systems       $14.0    77.8%  $15.3    80.1%     $(1.3)   (8.5)%
Technology Components     2.7    15.0%    2.7    14.1%       0.0     0.0%
Value Added Services      1.3     7.2%    1.1     5.8%       0.2    18.2%
                        -----   -----   -----   -----      -----
Totals                  $18.0   100.0%  $19.1   100.0%     $(1.1)   (5.8)%
                        =====   =====   =====   =====      =====

BACKLOG (BY LOCATION)        2005            2004       INCREASE/ (DECREASE)
---------------------   -------------   -------------   --------------------
(in millions)
North America           $ 9.0    50.0%  $11.5    60.2%     $(2.5)  (21.7)%
Europe                    8.6    47.8%    7.0    36.7%       1.6    22.9%
Asia                      0.4     2.2%    0.6     3.1%      (0.2)  (33.3)%
                        -----   -----   -----   -----      -----
Totals                  $18.0   100.0%  $19.1   100.0%     $(1.1)   (5.8)%
                        =====   =====   =====   =====      =====

The Company expects to be able to fill substantially all of the orders in backlog during the next twelve months. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer.

Gross Profit. Gross profit was $25.9 million, or 47.2% of sales, in the fiscal year ended June 30, 2005, as compared to $25.1 million, or 47.0% of sales, in the fiscal year ended June 30, 2004. The strong Euro had the effect of increasing margins by approximately $770,000, or 1.4% of sales, in fiscal 2005 compared to fiscal 2004. Installation and manufacturing costs were 25.9% of sales this year compared to 25.7% of sales last year. Unfavorable inventory adjustments related to obsolescence reserves were approximately $260,000 higher than in fiscal 2004. Product mix accounted for the balance of the change in gross profit as a percent of sales.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses during fiscal 2005 were $14.0 million, compared with $12.2 million during fiscal 2004. The increase primarily reflected higher bad debt expense of $500,000 related to a customer bankruptcy, Michigan single business tax expense of $410,000 because of a $300,000 credit in fiscal 2004, salary and benefit expenses of approximately $400,000 related to merit increases and healthcare cost increases, selling expenses of $350,000 in Brazil and Japan related to increased activity in those areas, contract services of $260,000 primarily related to process improvement initiatives, the impact due to the strong Euro of $240,000, legal expense of $220,000, and commission expense of $180,000 reflecting a change to a team selling commission structure, that were partially offset by lower employee profit sharing of $800,000.

Engineering, Research and Development (R&D) Expenses. Engineering and R&D expenses were $7.2 million for the fiscal year ended June 30, 2005, compared with $7.0 million for fiscal 2004. The increase was primarily due to a higher level of spending for contract services and engineering materials of $320,000 to support new product development and salary and benefit increases of approximately $230,000 that were partially offset by lower employee profit sharing of $400,000. The Company believes that the current level of Engineering and R&D expenses will enable it to sustain support for core products and selective development of new products. The foregoing statement is a "forward-looking statement" within the meaning of the Securities Exchange Act of 1934. Actual results could differ materially from those in the forward-looking statement due to a number of uncertainties, including those described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement", below.

Other Operating Expense. Other operating expense of $319,000 in fiscal 2004 represented a loss on the disposition of machinery and equipment and a provision for property held for sale.

Interest Income/Expense, net. Net interest income was $492,000 in fiscal 2005, compared with $290,000 in fiscal 2004. The increase in interest income reflected higher average cash balances invested in short term securities at higher average interest rates during fiscal 2005.

Foreign Currency. There was a net foreign currency loss of $49,000 in fiscal 2005 compared with a net foreign currency gain of $556,000 in fiscal 2004 when the Euro appreciation versus the US dollar was greater.

Other Income/Expense. Other income was $48,000 in fiscal 2005 compared to other income of $177,000 last year. Other income last year primarily represented the reversal of costs previously expensed that were not required to be paid in the final settlement of an arbitration award with Speroni S.p.A. See Note 6 of the Notes to the Consolidated Financial Statements, "Contingencies".

Income Taxes. The effective income tax rates of 36.7% and 40.1% for fiscal years 2005 and 2004, respectively, reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates. See Note 10 of the Notes to the Consolidated Financial Statements, "Income Taxes".

Outlook. Based on the backlog as of June 30, 2005, anticipated vehicle tooling programs being considered by customers in geographic regions currently served and the forecasted timing of these programs, the Company expects the business environment and correspondingly sales for its core product lines in fiscal year 2006 to be similar to that experienced in fiscal year 2005. The Company's sales forecast is based on an assessment of the probable size, system content, and timing of each of the programs being considered by its customers. These factors are difficult to quantify accurately because over time the Company's customers weigh changes in the economy and the probable effect of these changes on their business, and adjust the number and timing of their new vehicle programs to reflect the changing business conditions. The Company continues to view the automotive industry's focus on introducing new vehicles more frequently to satisfy their customers' changing requirements, as well as their continuing focus on improved quality, as positive indicators for new business.

The Company expects sales during the first half of fiscal 2006 to approximate sales in the first half of fiscal 2005. The Company plans to make important new investments in fiscal 2006, largely in personnel, for recently introduced products, new product development and potential geographic growth opportunities in the U.S., Europe, Eastern Europe, and Asia. The Company expects selling expenses and to a lesser degree research and development expenses to be higher than those of the first half of fiscal 2005. The Company also expects to see revenues from these investments beginning with the second half of fiscal 2006, and net income growth from the investments beginning in fiscal 2007. As a result of these investments, the Company expects revenues for fiscal 2006 to be more than 10% higher than those of fiscal 2005, and net income levels to be comparable to those of fiscal 2005.

In fiscal 2006, the Company will adopt the requirements of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". SFAS 123R will require the Company to record compensation expense related to its stock incentive plans on its financial statements. The impact of adopting SFAS 123R on the Company's financial statements has not yet been evaluated. See Note 1 of the Notes to the consolidated Financial Statements, "New Accounting Pronouncements" for a discussion of SFAS 123R. See also Note 1 of the Notes to the Consolidated Financial Statements, "Stock-Based Compensation" for the pro forma effect on net income and earnings per share that the original SFAS 123 would have had for fiscal years 2005, 2004 and 2003, respectively if SFAS 123 had been adopted by the Company.

The foregoing statements in this "Outlook" section are "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including those described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement", below.

  FISCAL YEAR ENDED JUNE 30, 2004, COMPARED TO FISCAL YEAR ENDED JUNE 30, 2003

Overview. The Company reported net income of $4.0 million or $0.43 per diluted share, for the fiscal year ended June 30, 2004 compared with net income of $3.6 million, or $0.42 per diluted share, for the fiscal year ended June 30, 2003. Fiscal year 2003 results included a $2.4 million pre-tax arbitration charge against the Company's wholly-owned subsidiary, Perceptron B.V., see Note 6 of the Notes to the Consolidated Financial Statements, " Contingencies".

Sales - Net sales of $53.4 million for fiscal 2004 were down $1.3 million, or 2.4%, compared with the same period one year ago. The following tables set forth comparison data for the Company's net sales by product groups and geographic location.

SALES (BY GROUP)             2004            2003       INCREASE/ (DECREASE)
----------------        -------------   -------------   --------------------
(in millions)
Automated Systems       $38.2    71.5%  $41.1    75.1%     $(2.9)  (7.1)%
Technology Components    10.5    19.7%    9.3    17.0%       1.2   12.9%
Value Added Services      4.7     8.8%    4.3     7.9%       0.4    9.3%
                        -----   -----   -----   -----      -----
Totals                  $53.4   100.0%  $54.7   100.0%     $(1.3)  (2.4)%
                        =====   =====   =====   =====      =====

SALES (BY LOCATION)        2004            2003       INCREASE/ (DECREASE)
-------------------   -------------   -------------   --------------------
(in millions)
North America         $29.2    54.7%  $27.1    49.5%     $ 2.1     7.7%
Europe                 22.5    42.1%   25.2    46.1%      (2.7)  (10.7)%
Asia                    1.7     3.2%    2.4     4.4%      (0.7)  (29.2)%
                      -----   -----   -----   -----      -----
Totals                $53.4   100.0%  $54.7   100.0%     $(1.3)   (2.4)%
                      =====   =====   =====   =====      =====

The sales decline in fiscal 2004 for the Automated Systems Group and Europe was primarily due to the delivery of fewer AutoGauge(R) systems, compared to fiscal year 2003 when a single customer's major new vehicle tooling program resulted in a number of AutoGauge(R) systems being delivered to its plants in Europe. The Technology Components Group sales increase reflected higher ScanWorks(R) product line sales in North America of $2.5 million that were up $1.2 million compared to fiscal 2003 primarily due to the addition of value added resellers during fiscal 2004 and their ability to reach a broad range of markets for the ScanWorks(R) portable 3D scanning systems. The sales decrease in Asia was primarily due to lower ScanWorks(R) product line sales because the Company's principal customer of this product filled its immediate needs in the previous two fiscal years. The sales decrease in Europe was partially offset by the benefit from the strength of the Euro that based on conversion rates in effect during fiscal 2004 generated approximately $2.5 million more in sales than the comparable rates in fiscal 2003 would have yielded.

Bookings - The Company had new order bookings during fiscal 2004 of $54.3 million compared with new order bookings of $57.7 million during fiscal 2003. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company's bookings by product groups and geographic location.

BOOKINGS (BY GROUP)          2004            2003       INCREASE/ (DECREASE)
---------------------   -------------   -------------   --------------------
(in millions)
Automated Systems       $39.5    72.8%  $44.2    76.6%     $(4.7)  (10.6)%
Technology Components    10.5    19.3%    9.5    16.5%       1.0    10.5%
Value Added Services      4.3     7.9%    4.0     6.9%       0.3     7.5%
                        -----   -----   -----   -----      -----
Totals                  $54.3   100.0%  $57.7   100.0%     $(3.4)   (5.9)%
                        =====   =====   =====   =====      =====

BOOKINGS (BY LOCATION)        2004            2003       INCREASE/ (DECREASE)
----------------------   -------------   -------------   --------------------
(in millions)
North America            $30.5    56.2%  $30.2    52.3%     $ 0.3     1.0%
Europe                    22.2    40.9%   25.3    43.9%      (3.1)  (12.3)%
Asia                       1.6     2.9%    2.2     3.8%      (0.6)  (27.3)%
                         -----   -----   -----   -----      -----
Totals                   $54.3   100.0%  $57.7   100.0%     $(3.4)   (5.9)%
                         =====   =====   =====   =====      =====

New orders for the Automated Systems Group were $39.5 million in fiscal 2004 compared to $44.2 million last year. The higher level of bookings in fiscal 2003 was primarily due to large orders for the Company's AutoGauge(R) systems from a single European customer. The increase in new orders for the Technology Components Group in fiscal 2004 compared to fiscal 2003 was primarily due to the initial success of value added resellers for the ScanWorks(R) product line in North America. The increase in new orders for the Value Added Services Group in fiscal 2004 compared to fiscal 2003 was primarily a function of the timing of customer orders.

Backlog - The Company's backlog was $19.1 million as of June 30, 2004 compared with $18.2 million as of June 30, 2003. The following tables set forth comparison data for the Company's backlog by product groups and geographic location.

BACKLOG (BY GROUP)           2004            2003       INCREASE/ (DECREASE)
---------------------   -------------   -------------   --------------------
(in millions)
Automated Systems       $15.3    80.1%  $14.7    80.8%     $ 0.6     4.1%
Technology Components     2.7    14.1%    2.1    11.5%       0.6    28.6%
Value Added Services      1.1     5.8%    1.4     7.7%      (0.3)  (21.4)%
                        -----   -----   -----   -----      -----
Totals                  $19.1   100.0%  $18.2   100.0%     $ 0.9     4.9%
                        =====   =====   =====   =====      =====

BACKLOG (BY LOCATION)        2004            2003       INCREASE/ (DECREASE)
---------------------   -------------   -------------   --------------------
(in millions)
North America           $11.5    60.2%  $10.2    56.0%     $ 1.3   12.7%
Europe                    7.0    36.7%    7.4    40.7%      (0.4)  (5.4)%
Asia                      0.6     3.1%    0.6     3.3%       0.0    0.0%
                        -----   -----   -----   -----      -----
Totals                  $19.1   100.0%  $18.2   100.0%     $ 0.9    4.9%
                        =====   =====   =====   =====      =====

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

Selling, General and Administrative (SG&A) Expenses. SG&A expenses during fiscal 2004 were $12.2 million, compared with $12.7 million during fiscal 2003. The decrease primarily reflected lower bad debt expense of $690,000 related to a customer bankruptcy written off in fiscal 2003 and partially recovered in fiscal 2004, Michigan single business tax expense of $650,000 related to the recovery in fiscal 2004 of prior year over payments, and legal expense of $390,000 that were partially offset by the impact of the strong Euro due to higher foreign exchange conversion rates and salary and benefit increases of approximately $450,000 and $400,000 respectively.

Engineering, Research and Development (R&D) Expenses. Engineering and R&D expenses were $7.0 million for the fiscal year ended June 30, 2004, compared with $6.3 million for fiscal 2003. The increase was primarily due to a higher level of spending for contract services and engineering materials of approximately $750,000 to support new product development.

Other Operating Expense. Other operating expense of $319,000 represents a loss on the disposition of machinery and equipment and a provision for property held for sale.

Arbitration Charge. In the third quarter of fiscal year 2003 the Company recorded an arbitration charge of $2.4 million to reflect an arbitration award against the Company's wholly-owned subsidiary, Perceptron B.V. See Note 6 of the Notes to the Consolidated Financial Statements, " Contingencies" for a discussion of the arbitration.

Interest Income/Expense, net. Net interest income was $290,000 in fiscal 2004, compared with $9,000 in fiscal 2003. The higher level of interest income reflected the fact that the Company paid off its revolving credit debt in February 2003, remained debt free during fiscal 2004, and invested its cash balances in short term securities.

Foreign Currency. There was a net foreign currency gain of $556,000 in fiscal 2004 primarily due to the strengthening Euro compared with a foreign currency loss of $19,000 in fiscal 2003.

Other. Other income was $177,000 in fiscal 2004 compared to other expense of $12,000 last year. Other income this year primarily represents the reversal of costs previously expensed that were not required to be paid in the final settlement of the arbitration award with Speroni S.p.A. See Note 6 of the Notes to the Consolidated Financial Statements, " Contingencies".

Income Taxes. The effective income tax rates of 40.1% and 41.5% for fiscal years 2004 and 2003, respectively, reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates. See Note 12 of the Notes to the Consolidated Financial Statements, "Income Taxes".

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $20.4 million at June 30, 2005 compared to $19.7 million at June 30, 2004. The cash increase of $700,000 for the fiscal year ended June 30, 2005, resulted primarily from $2.0 million of cash generated from operations and $407,000 from proceeds received under the Company's stock plans. The Company used $1.4 million of cash for capital expenditures and $279,000 to buy back company stock.

The $2.0 million in cash provided from operations was primarily generated from net income of $3.3 million, the add back of non-cash depreciation and amortization expense of $1.3 million and non-cash deferred income taxes of $775,000 less net working capital uses of $3.4 million. Net working capital is defined as changes in assets and liabilities, exclusive of changes shown separately on the Consolidated Statements of Cash Flow. The net working capital use of cash resulted primarily from a $3.6 million reduction in accrued expenses. The $3.6 million use of cash for other current assets and accrued liabilities primarily represents payments of approximately $2.4 million for accrued income taxes, $2.3 million for profit sharing related to fiscal year 2004 offset by increased accruals for deferred revenue of $800,000 and other accrued liabilities of $300,000.

The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During fiscal year 2005, the Company increased its reserve for inventory obsolescence by a net $10,000, which resulted from the disposal of $220,000 of inventory that had been reserved for at June 30, 2004 and approximately $230,000 for additional reserves for obsolescence.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During fiscal year 2005, the Company wrote off $621,000 of receivables and received a payment of $79,000 for recovery of a previously written-off receivable. Also during fiscal year 2005, the Company increased its provision for bad debts by $387,000. A customer bankruptcy was the reason for the large write-off and provision for bad debts. To date, except as indicated above, the Company has not experienced any significant losses related to the collection of accounts receivable.

Financing activities during fiscal year 2005 primarily reflected $407,000 received under the Company's stock plans less $279,000 used to repurchase company stock.

The Company had no debt outstanding at June 30, 2005. The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2006. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (6.25% as of June 30, 2005) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 5.38% as of June 30, 2005) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $34.3 million as of June 30, 2005 and to have no advances outstanding for 30 consecutive days each calendar year.

At June 30, 2005, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $603,000 at June 30, 2005). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2005, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 148,000 Euros (equivalent to approximately $179,000 at June 30, 2005).

On September 9, 2005, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $5.0 million of the Company's common stock during fiscal year 2006. The Company may buy shares of its common stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time. The Company also announced that it has entered into a Rule 10b5-1 trading plan ("Repurchase Plan") with Barrington Research Associates, Inc. to purchase up to $5.0 million of the Company's common stock during fiscal year 2006 (less the dollar amount of purchases by the Company outside the Repurchase
Plan), in open market or privately negotiated transactions, in accordance with the requirements of Rule 10b-18.

See Item 3, "Legal Proceedings" and Note 6 to the Consolidated Financial Statements, "Contingencies", for a discussion of certain contingencies relating to the Company's liquidity, financial position and results of operations. See also, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Litigation and Other Contingencies".

The Company expects to spend approximately $1.5 million during fiscal year 2006 for capital equipment, although there is no binding commitment to do so. Based on the Company's current business plan, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2006 cash flow requirements. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact. The foregoing statements are "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statement.

The Company will consider evaluating business opportunities that fit its strategic plans. There can be no assurance that the Company will identify any opportunities that fit its strategic plans or will be able to enter into agreements with identified business opportunities on terms acceptable to the Company. The Company intends to finance any such business opportunities from available cash on hand, existing credit facilities, issuance of additional shares of its stock or additional sources of financing, as circumstances warrant.

CONTRACTUAL OBLIGATIONS

The following summarizes the Company's contractual obligations at June 30, 2005, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                LESS THAN                               MORE THAN 5
                        TOTAL     1 YEAR    1 - 3 YEARS   3 - 5 YEARS      YEARS
                       ------   ---------   -----------   -----------   -----------
Purchase Obligations   $5,655     $5,655        $  0          $  0           $0
Operating Leases       $1,603     $  726        $727          $150           $0

Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding. Included in the purchase obligations category above are obligations related to purchase orders for inventory purchases under the Company's standard terms and conditions and under negotiated agreements with vendors. The Company expects to receive consideration (products or services) for these purchase obligations. The purchase obligation amounts do not represent all anticipated purchases in the future, but represent only those items for which the Company was contractually obligated at June 30, 2005. Operating leases represent commitments to lease building space, office equipment and motor vehicles.

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

Revenue Recognition. Revenue related to products is recognized upon shipment when title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. The Company also has multiple element arrangements that may include purchase of equipment, labor support and/or training. Each element has value on a stand-alone basis. For multiple element arrangements, the Company defers from revenue recognition the greater of the fair value of any undelivered elements of the contract or the portion of the sales price of the contract that is not payable until the undelivered elements are completed. Delivered items are not contingent upon the delivery of any undelivered items nor do the delivered items include general rights of return. The Company does not have price protection agreements or requirements to buy back inventory. The Company's systems are made to order systems that are designed and configured to meet each customer's specific requirements. As a result, the Company has virtually no history of returns.

Accounts Receivable. The Company monitors its accounts receivable and charges to expense an amount equal to its estimate of potential credit losses. The Company considers a number of factors in determining its estimates, including, the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation and the condition of the general economy and the industry as a whole. The use of different estimates for future credit losses would result in different charges to selling, general and administrative expense in each period presented and could negatively affect the Company's results of operations for the period. In addition, if actual experience differs materially from the Company's estimates, such as was the case in fiscal year 2005, described in "SG&A expenses" with the unexpected bankruptcy of a large customer, the Company could be required to record large credit losses that could negatively affect the Company's results of operations for the period.

Inventories. Inventories are valued at the lower of cost or market; cost being determined under the first in, first out method. Provision is made to reduce inventories to net realizable value for excess and/or obsolete inventory. The Company periodically reviews its inventory levels in order to identify obsolete and slow-moving inventory. The Company estimates excess or obsolete inventory based principally upon contemplated future customer demand for the Company's products and the timing of product upgrades. The use of different assumptions in determining slow-moving and obsolete inventories would result in different charges to cost of sales in each period presented and could negatively affect the Company's results of operations for the period. In addition, if actual experience differs materially from the Company's estimates, such as was the case in fiscal 2005, described in "Gross Profit", the Company could be required to record large losses that could negatively affect the Company's results of operations for the period.

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

Litigation and Other Contingencies. The Company is subject to various legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty. The Company accrues for estimated losses if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company uses judgment and evaluates, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded. The outcome of legal proceedings is inherently uncertain and so typically a loss cannot be reasonably estimated. Accordingly, if the outcome of legal proceedings are different than is anticipated by the Company, such as was the case in fiscal year 2003 with respect to an arbitration award against the Company, described in Note 6 of the Notes to the Consolidated Financial Statements, "Contingencies", the Company would have to record a charge for the matter, generally in the full amount at which it was resolved, in the period resolved, negatively impacting the Company's results of operations and financial position for the period.

MARKET RISK INFORMATION

Perceptron's primary market risk is related to foreign exchange rates. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the U.S. The Company may from time to time have interest rate risk in connection with its borrowings.

                              FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in the non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At June 30, 2005, the Company's percentage of sales commitments in non-United States currencies was approximately 54.2% or $9.8 million, compared to 39.8% or $7.6 million at June 30, 2004.

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

At June 30, 2005, the Company had forward exchange contracts to sell 3.0 million Euros ($3.6 million equivalent) at weighted average settlement rates of 1.30 Euro to each United States Dollar. The contracts outstanding at June 30, 2005, mature through December 22, 2005. The objective of the hedge transactions is to protect designated portions of the Company's net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized income of approximately $168,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts during the fiscal year ended June 30, 2005. Offsetting this amount was a corresponding change in other comprehensive income (loss) for the translation effect of the Company's foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

For fiscal years ended June 30, 2004 and 2003, the Company had approximately $8.4 million and $8.0 million, respectively, of forward exchange contracts between the United States Dollar and the Euro with weighted average settlement prices of 1.21 and 1.11 Euro to each United States Dollar, respectively. The Company recognized charges of approximately $642,000 and $229,000 in other comprehensive income (loss) for the unrealized and realized change in value of forward exchange contracts during the fiscal years ended June 30, 2004 and June 30, 2003, respectively.

The Company's potential loss in earnings that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the fiscal years ended June 30, 2005, 2004 and 2003, would have been approximately $114,000, $232,000 and $103,000, respectively.

                               INTEREST RATE RISK

The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less. Given the short maturities and investment grade quality of the Company's investment holdings at June 30, 2005, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's cash and cash equivalents. As a result, the Company does not currently hedge these interest rate exposures.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, see Note 1 to the Consolidated Financial Statements, "New Accounting Pronouncements".

SAFE HARBOR STATEMENT

Certain statements in Item 1, "Business", and in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2006 and future revenue, expenses and net income levels, the rate of new orders, the timing of revenue and net income increases from the Company's plans to make important new investments, largely for personnel, for newly introduced products and geographic growth opportunities in the U.S., Europe, Eastern Europe, and Asia, the existence of additional applications for the Company's systems, the ability of the Company to fund its fiscal year 2006 cash flow requirements and the Company's ability to sustain engineering and research and development support for its products. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties in addition to those set forth in the press release, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the dependence of the Company's net income levels on increasing revenues, continued pricing pressures from the Company's customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue, order bookings, backlog and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, continued access to third party components for our ScanWorks(R) systems, the ability of the Company to successfully compete with alternative and similar technologies, the timing, number and continuation of the Automotive industry's retooling programs, including the risk that the Company's customers postpone new tooling programs as a result of economic conditions or otherwise, the ability of the Company to develop and introduce new products, the ability of the Company to expand into new markets in Eastern Europe and Asia, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, rapid or unexpected technological changes and the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive industry, which has from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in this industry. The ability of the Company to develop and introduce new products, especially in markets outside of automotive, is subject to a number of uncertainties, including general product demand and market acceptance risks, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, the ability of the Company to identify satisfactory distribution networks, the ability of the Company to develop internally or identify externally high quality cost effective manufacturing capabilities for the products, general product development and commercialization difficulties, and the level of interest existing and potential new customers may have in new products and technologies generally. The ability of the Company to expand into new geographic markets is subject to a number of uncertainties, including the timing of customer acceptance of the Company's products and technologies, the impact of changes in local economic conditions, the ability of the Company to attract the appropriate personnel to effectively represent, install and service the Company's products in the market and uncertainties inherent in doing business in foreign markets, especially those that are less well developed than the Company's traditional markets, such as the impact of fluctuations in foreign currency exchange rates, foreign government controls, policies and laws affecting foreign trade and investment, differences in the level of protection available for the Company's intellectual property and differences in language and local business and social customs. The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process. A significant portion of the Company's projected revenues and net income depends upon the Company's ability to successfully develop and introduce new products and expand into new geographic markets. Because a significant portion of the Company's revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company's reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company's expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company's expectations.

ITEM 7A: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm                      20
Consolidated Financial Statements:
   Balance Sheets - June 30, 2005 and 2004                                   21
   Statements of Income for the fiscal years ended June 30, 2005, 2004
      and 2003                                                               22
   Statements of Cash Flows for the fiscal years ended June 30, 2005,
      2004 and 2003                                                          23
   Statements of Shareholders' Equity for the fiscal years ended June 30,
      2005, 2004 and 2003                                                    24
   Notes to Consolidated Financial Statements                                25

                           [GRANT THORNTON LETTERHEAD]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Perceptron, Inc.

We have audited the accompanying consolidated balance sheets of Perceptron, Inc. and Subsidiaries as of June 30, 2005 and 2004 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perceptron, Inc. and Subsidiaries as of June 30, 2005 and 2004, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.


/S/ Grant Thornton LLP

Southfield, Michigan
September 20, 2005

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Per Share Amount)

AS OF JUNE 30,                                                                 2005       2004
                                                                             --------   -------
ASSETS


   CURRENT ASSETS
      Cash and cash equivalents                                              $ 20,374   $19,679
      Receivables:
         Billed receivables, net of allowance for doubtful accounts
            of $391 and $625, respectively                                     19,413    19,631
         Unbilled receivables                                                   1,888     2,050
         Other receivables                                                      1,004       462
      Inventories, net of reserves of $520 and $510, respectively               5,884     5,688
      Deferred taxes                                                            1,199     1,310
      Prepaid and other current assets                                            736       521
                                                                             --------   -------
         Total current assets                                                  50,498    49,341


   PROPERTY AND EQUIPMENT
      Building and land                                                         6,013     6,013
      Machinery and equipment                                                  10,653     9,640
      Furniture and fixtures                                                    1,059     1,068
                                                                             --------   -------
                                                                               17,725    16,721
      Less - Accumulated depreciation and amortization                        (10,038)   (9,007)
                                                                             --------   -------
         Net property and equipment                                             7,687     7,714


   DEFERRED TAX ASSET                                                           5,205     5,869
                                                                             --------   -------
   TOTAL ASSETS                                                              $ 63,390   $62,924
                                                                             ========   =======
LIABILITIES AND SHAREHOLDERS' EQUITY


   CURRENT LIABILITIES
      Accounts payable                                                       $  1,854   $ 1,444
      Accrued liabilities and expenses                                          2,807     2,827
      Accrued compensation                                                      1,359     3,288
      Income taxes payable                                                        130     2,543
      Deferred revenue                                                          3,248     2,462
                                                                             --------   -------
         Total current liabilities                                              9,398    12,564


   SHAREHOLDERS' EQUITY
      Preferred stock - no par value, authorized 1,000 shares, issued none         --        --
      Common stock, $0.01 par value, authorized 19,000 shares, issued
         and outstanding 8,822 and 8,716, respectively                             88        87
      Accumulated other comprehensive loss                                       (677)     (758)
      Additional paid-in capital                                               42,770    42,502
      Retained earnings                                                        11,811     8,529
                                                                             --------   -------
         Total shareholders' equity                                            53,992    50,360
                                                                             --------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 63,390   $62,924
                                                                             ========   =======

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

YEARS ENDED JUNE 30,                           2005      2004      2003
                                             -------   -------   -------
NET SALES                                    $54,892   $53,393   $54,679
COST OF SALES                                 28,985    28,293    27,145
                                             -------   -------   -------
   GROSS PROFIT                               25,907    25,100    27,534


OPERATING EXPENSES
   Selling, general and administrative        13,970    12,195    12,660
   Engineering, research and development       7,242     6,956     6,326
   Other operating expense                        --       319        --
                                             -------   -------   -------
   Total operating expenses                   21,212    19,470    18,986
                                             -------   -------   -------
   OPERATING INCOME                            4,695     5,630     8,548


OTHER INCOME AND (EXPENSES)
   Interest income                               493       291       158
   Interest expense                               (1)       (1)     (149)
   Arbitration charge (Note 6)                    --        --    (2,402)
   Foreign currency                              (49)      556       (19)
   Other                                          48       177       (12)
                                             -------   -------   -------
      Total other income (expenses)              491     1,023    (2,424)
                                             -------   -------   -------
INCOME BEFORE INCOME TAXES                     5,186     6,653     6,124
INCOME TAX EXPENSE                             1,904     2,666     2,542
                                             -------   -------   -------
NET INCOME                                   $ 3,282   $ 3,987   $ 3,582
                                             =======   =======   =======


EARNINGS PER COMMON SHARE
   Basic                                     $  0.37   $  0.46   $  0.43
   Diluted                                   $  0.35   $  0.43   $  0.42


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                       8,766     8,593     8,284
   Dilutive effect of stock options              671       734       338
                                             -------   -------   -------
   Diluted                                     9,437     9,327     8,622
                                             =======   =======   =======

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)

YEARS ENDED JUNE 30,                                                               2005      2004      2003
                                                                                 -------   -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $ 3,282   $ 3,987   $  3,582
   Adjustments to reconcile net income to net cash provided from
      (used for) operating activities:
      Depreciation and amortization                                                1,326     1,504      1,295
      Stock option income tax benefit                                                142       371         --
      Deferred income taxes                                                          775       252      1,013
      Other                                                                          (85)      176        (83)
      Changes in assets and liabilities, exclusive of changes shown separately    (3,412)    2,227      4,000
                                                                                 -------   -------   --------
         Net cash provided from operating activities                               2,028     8,517      9,807

CASH FLOWS FROM FINANCING ACTIVITIES
      Revolving credit borrowings                                                    608        --     11,121
      Revolving credit repayments                                                   (608)       --    (16,954)
      Repayment of long-term note payable                                             --        --     (1,040)
      Proceeds from stock plans                                                      407       854        162
      Repurchase of company stock                                                   (279)       --         --
                                                                                 -------   -------   --------
         Net cash provided from (used for) financing activities                      128       854     (6,711)

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                        (1,449)   (1,153)    (1,019)
                                                                                 -------   -------   --------
         Net cash used for investing activities                                   (1,449)   (1,153)    (1,019)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                         (12)      360        881
                                                                                 -------   -------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            695     8,578      2,958
CASH AND CASH EQUIVALENTS, JULY 1                                                 19,679    11,101      8,143
                                                                                 -------   -------   --------
CASH AND CASH EQUIVALENTS, JUNE 30                                               $20,374   $19,679   $ 11,101
                                                                                 =======   =======   ========


CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
      Receivables, net                                                           $    (3)  $ 3,990   $ (2,762)
      Inventories                                                                   (196)      881      1,183
      Accounts payable                                                               410      (311)      (846)
      Other current assets and liabilities                                        (3,623)   (2,333)     6,425
                                                                                 -------   -------   --------
                                                                                 $(3,412)  $ 2,227   $  4,000
                                                                                 =======   =======   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the year for interest                                     $     1   $     1   $    201
      Cash paid during the year for income taxes                                   3,816       494        856

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In Thousands)

                                                                    ACCUMULATED
                                                   COMMON STOCK        OTHER       ADDITIONAL                  TOTAL
                                                 ---------------   COMPREHENSIVE     PAID-IN    RETAINED   SHAREHOLDERS
                                                 SHARES   AMOUNT   INCOME (LOSS)     CAPITAL    EARNINGS      EQUITY
                                                 ------   ------   -------------   ----------   --------   ------------
BALANCES, JUNE 30, 2002                           8,232     $82       $(2,951)       $41,120     $   960     $39,211

Comprehensive income (loss)
   Net income                                                                                      3,582       3,582
   Other comprehensive income
      Foreign currency translation adjustments                          2,219                                  2,219
      Hedging                                                            (229)                                  (229)
                                                                                                             -------
   Total comprehensive income (loss)                                                                           5,572
Stock plans                                         110       1                          161                     162
                                                  -----     ---       -------        -------     -------     -------
BALANCES, JUNE 30, 2003                           8,342     $83       $  (961)       $41,281     $ 4,542     $44,945
                                                  =====     ===       =======        =======     =======     =======

Comprehensive income (loss)
   Net income                                                                                      3,987       3,987
   Other comprehensive income
      Foreign currency translation adjustments                            845                                    845
      Hedging                                                            (642)                                  (642)
                                                                                                             -------
   Total comprehensive income (loss)                                                                           4,190
Stock plans                                         374       4                        1,221                   1,225
                                                  -----     ---       -------        -------     -------     -------
BALANCES, JUNE 30, 2004                           8,716     $87       $  (758)       $42,502     $ 8,529     $50,360
                                                  =====     ===       =======        =======     =======     =======

Comprehensive income (loss)
   Net income                                                                                      3,282       3,282
   Other comprehensive income
      Foreign currency translation adjustments                            (87)                                   (87)
      Hedging                                                             168                                    168
                                                                                                             -------
   Total comprehensive income (loss)                                                                           3,363
Stock plans                                         145       1                          547                     548
Stock Repurchase                                    (39)                                (279)                   (279)
                                                  -----     ---       -------        -------     -------     -------
BALANCES, JUNE 30, 2005                           8,822     $88       $  (677)       $42,770     $11,811     $53,992
                                                  =====     ===       =======        =======     =======     =======

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

REVENUE RECOGNITION

Revenue related to products is recognized upon shipment when title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. The Company also has multiple element arrangements that may include purchase of equipment, labor support and/or training. Each element has value on a stand-alone basis. For multiple element arrangements, the Company defers from revenue recognition the greater of the fair value of any undelivered elements of the contract or the portion of the sales price of the contract that is not payable until the undelivered elements are completed. Delivered items are not contingent upon the delivery of any undelivered items nor do the delivered items include general rights of return. The Company does not have price protection agreements or requirements to buy back inventory. The Company's systems are made to order systems that are designed and configured to meet each customer's specific requirements. As a result, the Company has little to no history of returns.

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

Options to purchase 580,000, 556,000, and 1,052,000 shares of common stock outstanding in the fiscal years ended June 30, 2005, 2004 and 2003, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

                                  BEGINNING   COSTS AND       LESS       ENDING
                                   BALANCE     EXPENSES   CHARGE-OFFS   BALANCE
                                  ---------   ---------   -----------   -------
Fiscal year ended June 30, 2005      $625        $387         $621        $391
Fiscal year ended June 30, 2004      $674        $ 38         $ 87        $625
Fiscal year ended June 30, 2003      $652        $481         $459        $674

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation related to machinery and equipment and furniture and fixtures is primarily computed on a straight-line basis over estimated useful lives ranging from 3 to 13 years. Depreciation on buildings is computed on a straight-line basis over 40 years.

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

                    AT JUNE 30,
                  ---------------
                   2005     2004
                  ------   ------
Component parts   $2,799   $2,663
Work in process      407      573
Finished goods     2,678    2,452
                  ------   ------
Total             $5,884   $5,688
                  ======   ======

Changes in the Company's reserves for obsolescence are as follows (in thousands):

                                  BEGINNING   COSTS AND       LESS       ENDING
                                   BALANCE     EXPENSES   CHARGE-OFFS   BALANCE
                                  ---------   ---------   -----------   -------
Fiscal year ended June 30, 2005     $  510       $230         $220        $520
Fiscal year ended June 30, 2004     $  569       $100         $159        $510
Fiscal year ended June 30, 2003     $1,173       $200         $804        $569

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

FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, which include cash, accounts receivable, accounts payable, forward exchange contracts and amounts due to banks or other lenders, approximate their fair values at June 30, 2005 and 2004. Fair values have been determined through information obtained from market sources and management estimates.

In the normal course of business, the Company may employ forward exchange contracts to manage its exposure to fluctuations in foreign currency exchange rates. Forward contracts for forecasted transactions are designated as cash flow hedges and recorded as assets or liabilities on the balance sheet at their fair value. Changes in the contract's fair value are recognized in accumulated other comprehensive income until they are recognized in earnings at the time the forecasted transaction occurs. If the forecasted transaction does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge is recognized in earnings at that time. For forward exchange contracts designated as hedging the net assets of the Company's foreign subsidiaries, changes in the contract's fair value are offset against the translation reflected in shareholders' equity to the extent effective. The Company does not enter into any derivative transactions for speculative purposes.

WARRANTY

Automotive industry systems carry a three-year warranty for parts and a one-year warranty for labor and travel related to warranty. Components sales to the forest products industry carry a three-year warranty for TriCam(R) sensors. Component sales of ScanWorks(R) and ScanWorks(R) ToolKit have a one-year warranty for parts; sales of NCA products have a two-year warranty for parts. The Company provides a reserve for warranty based on its experience. Factors affecting the Company's warranty liability include the number of units in service and historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. If a special circumstance arises requiring a higher level of warranty, the Company would make a special warranty provision commensurate with the facts.

STOCK-BASED COMPENSATION

The Company has stock plans, which are described more fully in Notes 8 and 9. The Company applies APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. Accordingly, compensation cost for stock options has been recognized under the provisions of APB 25. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share for the periods indicated if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation," to its stock incentive plans as indicated below (in thousands except per share amounts):

                                    2005     2004     2003
                                   ------   ------   ------
NET INCOME
   AS REPORTED                     $3,282   $3,987   $3,582
   EFFECT OF STOCK-BASED
      COMPENSATION EXPENSE - NET
      OF TAX                         (521)    (495)    (348)
                                   ------   ------   ------
   PRO FORMA                       $2,761   $3,492   $3,234
                                   ======   ======   ======

EARNINGS PER SHARE
   BASIC - AS REPORTED             $ 0.37   $ 0.46   $ 0.43
   BASIC - PRO FORMA               $ 0.31   $ 0.41   $ 0.39
   DILUTED - AS REPORTED           $ 0.35   $ 0.43   $ 0.42
   DILUTED - PRO FORMA             $ 0.29   $ 0.37   $ 0.38

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". .. . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement will be adopted by the Company effective July 1, 2005 and is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for the Company beginning July 1, 2005.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement is effective for the Company beginning July 1, 2005. The impact of adopting this Statement on the Company's financial statements has not yet been evaluated.

In March 2005, the SEC published Staff Accounting Bulletin (SAB) No. 107, "Share-Based Payment". This SAB provides guidance regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SFAS 123R is effective for the Company beginning July 1, 2005. The impact of adopting SFAS No. 123R and SAB No. 107 has not yet been evaluated.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions. This Statement will be effective for the Company beginning July 1, 2006 although earlier adoption is permitted.

2.   LEASES

The Company leases building space, office equipment and motor vehicles under operating leases. Lease terms generally cover periods from two to five years and may contain renewal options. The following is a summary, as of June 30, 2005, of the future minimum annual lease payments required under the Company's operating leases having initial or remaining non-cancelable terms in excess of one year (in thousands):

            YEAR               MINIMUM RENTALS
            ----               ---------------
2006                                $  726
2007                                   493
2008                                   169
2009                                    65
2010                                    60
2011 and beyond                         90
                                    ------
Total minimum lease payments        $1,603
                                    ======

Rental expenses for operating leases in the fiscal years ended June 30, 2005, 2004 and 2003 were $908,000, $989,000 and $1,097,000, respectively.

3.   SHORT-TERM AND LONG-TERM NOTES PAYABLE

The Company had no debt outstanding at June 30, 2005.

The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2006. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (6.25% as of June 30, 2005) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 5.38% as of June 30, 2005) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $34.3 million as of June 30, 2005 and to have no advances outstanding for 30 consecutive days each calendar year.

At June 30, 2005, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $603,000 at June 30, 2005). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2005, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 148,000 Euros (equivalent to approximately $179,000 at June 30, 2005).

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

At June 30, 2005, the Company had forward exchange contracts to sell 3.0 million Euros ($3.6 million equivalent) at weighted average settlement rates of 1.30 Euro to each United States Dollar. The contracts outstanding at June 30, 2005, mature through December 22, 2005. The objective of the hedge transactions is to protect designated portions of the Company's net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges was consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized income of approximately $168,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts during the fiscal year ended June 30, 2005. Offsetting this amount was a corresponding change in other comprehensive income (loss) for the translation effect of the Company's foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

For fiscal years ended June 30, 2004 and 2003, the Company had approximately $8.4 million and $8.0 million, respectively, of forward exchange contracts between the United States Dollar and the Euro with weighted average settlement prices of 1.21 and 1.11 Euro to each United States Dollar, respectively. The Company recognized charges of approximately $642,000 and $229,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the fiscal years ended June 30, 2004 and June 30, 2003, respectively.

5.   INFORMATION ABOUT MAJOR CUSTOMERS

The Company sells its products directly to both domestic and international automotive assembly companies. The Company's products are typically purchased for installation in connection with new model retooling programs undertaken by these companies. Because sales are dependent on the timing of customers' re-tooling programs, sales by customer vary significantly from year to year, as do the Company's largest customers. For the fiscal years ended June 30, 2005, 2004 and 2003, approximately 40%, 40% and 33%, respectively, of total revenues from continuing operations were derived from the Company's four largest automotive customers (General Motors, DaimlerChrysler, Volkswagen and Ford). The Company also sells to system integrators or OEMs, who in turn sell to these same automotive companies. For the fiscal years ended June 30, 2005, 2004 and 2003, approximately, 13%, 12% and 22%, respectively, of net sales from continuing operations, were to system integrators and OEMs for the benefit of the same four automotive companies. These numbers reflect consolidations that have occurred within the Company's four largest automotive customers. During the fiscal year ended June 30, 2005, sales to General Motors were 19.1% of the Company's total net sales. At June 30, 2005, accounts receivable from General Motors totaled approximately $3.3 million.

6.   CONTINGENCIES

The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the Forest

Products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $5.4 million using a June 30, 2005 exchange rate. Carbotech has filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS' claims.

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

7.   401(K) PLAN

The Company has a 401(k) tax deferred savings plan that covers all eligible employees. The Company may make discretionary contributions to the plan. The Company's contributions during the fiscal years ended June 30, 2005, 2004 and 2003, were $453,000, $392,000 and $325,000, respectively.

8.   EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees may purchase shares of the Company's common stock at 85% of its market value at the beginning of the six-month election period. Purchases are limited to 10% of an employee's eligible compensation and the shares purchased are restricted from being sold for one year from the purchase date. At June 30, 2005, 155,414 shares remained available under the Plan. During fiscal years 2005, 2004 and 2003, 9,299, 30,422 and 35,050 shares, respectively, were issued to employees. The average purchase price per share was $6.08, $2.56 and $1.20 in fiscal years 2005, 2004 and 2003, respectively. No compensation expense was recognized for the difference in the price paid by employees and the fair market value of the Company's common stock for fiscal years 2005, 2004 and 2003.

9.   STOCK INCENTIVE PLANS

The Company maintains 1992 and 1998 Stock Option Plans covering substantially all company employees and certain other key persons and a Directors Stock Option Plan covering all non-employee directors. During fiscal 2005, shareholders approved a new 2004 Stock Incentive Plan that replaced the 1992 and Directors Stock Option Plans as to future grants. Options previously granted under the 1992 and Directors Stock Option Plans will continue to be maintained until all options are executed, cancelled or expire. The 2004, 1992 and Directors Plans are administered by a committee of the Board of Directors. The 1998 Plan is administered by the President of the Company. Activity under these Plans is shown in the following table:

                                       FISCAL YEAR 2005       FISCAL YEAR 2004       FISCAL YEAR 2003
                                     --------------------   --------------------   --------------------
                                                 Weighted               Weighted               Weighted
                                                  Average                Average                Average
                                                 Exercise               Exercise               Exercise
                                       Shares      Price      Shares      Price      Shares      Price
                                     ---------   --------   ---------   --------   ---------   --------
Shares subject to option

Outstanding at beginning of period   2,182,882    $ 8.06    2,176,286    $ 7.37    2,012,707    $ 8.26
New grants (based on fair value of
   common stock at dates of grant)     401,350    $ 6.75      423,600    $ 6.65      305,600    $ 1.77
Exercised                             (122,247)   $ 2.13     (328,561)   $ 2.18      (35,535)   $ 1.74
Terminated and expired                (257,978)   $13.13      (88,443)   $ 7.74     (106,486)   $10.47
Outstanding at end of period         2,204,007    $ 7.56    2,182,882    $ 8.06    2,176,286    $ 7.37
Exercisable at end of period         1,435,874    $ 8.80    1,242,243    $11.24    1,285,227    $11.29

The following table summarizes information about stock options at June 30, 2005:

                                     OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                           ---------------------------------------   --------------------
                                           Weighted       Weighted               Weighted
                                            Average        Average                Average
                                           Remaining      Exercise               Exercise
                             Shares    Contractual Life     Price      Shares      Price
                           ---------   ----------------   --------   ---------   --------
Range of Exercise Prices

$ 1.01 to $ 1.53             648,105         6.25          $ 1.39      494,661    $ 1.41
  1.72 to   6.50             711,106         6.35          $ 4.64      451,467      4.24
  6.55 to  23.50             698,000         5.67          $12.10      342,950     17.55
 25.79 to  33.96             146,796         1.94          $27.32      146,796     27.32
                           ---------                                 ---------
  1.01 to $33.96           2,204,007         5.81          $ 7.56    1,435,874      8.80
                           =========                                 =========

Option prices for options granted under these plans must not be less than fair market value of the Company's stock on the date of grant. At June 30, 2005, options covering 819,466 shares were available for future grants under the 2004 and 1998 Plans.

Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development Committee, unless specified in the 2004 Stock Incentive Plan. Options outstanding under the 1992 and 1998 Stock Option Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. Options outstanding under the Directors Stock Option Plan are either an initial option or an annual option. Prior to December 7, 2004, initial options of 15,000 shares were granted as of the date the non-employee director was first elected to the Board of Directors and became exercisable in full on the first anniversary of the date of grant. Prior to December 7, 2004, annual options of 3,000 shares were granted as of the date of the respective annual meeting to each non-employee director serving at least six months prior to the annual meeting and become exercisable in three annual increments of 33 1/3% after the date of grant. Options under the Directors Stock Option Plan expire ten years from the date of grant.

The estimated fair value as of the date options were granted during the fiscal years ended June 30, 2005, 2004 and 2003, using the Black-Scholes option-pricing model, was as follows:

                                                      2005     2004     2003
                                                     ------   ------   ------
Weighted average estimated fair value per share of
   options granted during the year                   $ 2.12   $ 4.40   $ 1.23
Assumptions:
   Amortized dividend yield                              --       --       --
   Common stock price volatility                      28.40%   79.58%   85.56%
   Risk free rate of return                            3.38%    3.17%    3.00%
   Expected option term (in years)                        5        5        5

10.  INCOME TAXES

Income from continuing operations before income taxes for U.S. and foreign operations was as follows (in thousands):

           2005     2004     2003
          ------   ------   ------
U.S.      $3,289   $2,586   $3,868
Foreign    1,897    4,067    2,256
          ------   ------   ------
Total     $5,186   $6,653   $6,124
          ======   ======   ======

The income tax provision (benefit) reflected in the statement of income consists of the following (in thousands):

                                2005     2004     2003
                               ------   ------   ------
Current provision (benefit):
   U.S. Federal & State        $   (8)  $   92   $   --
   Foreign                        606    1,917    1,529
Deferred taxes
   U.S.                         1,154      826    1,312
   Foreign                        152     (169)    (299)
                               ------   ------   ------
Total provision (benefit)      $1,904   $2,666   $2,542
                               ======   ======   ======

The Company's deferred tax assets are substantially represented by the tax benefit of net operating losses and the tax benefit of future deductions represented by allowance for bad debts, warranty expenses and inventory obsolescence and tax credit carry forwards. The Company established a valuation allowance for tax credit carry forwards and other items where it was more likely than not that these items would expire or not be deductible before the Company was able to realize their benefit. The components of deferred tax assets were as follows (in thousands):

                                               2005       2004       2003
                                             -------    -------    -------
Benefit of net operating losses              $ 5,947    $ 6,413    $ 6,925
Tax credit carry forwards                      2,967      2,797      2,588
Other, principally reserves                    1,182      1,516      2,487
                                             -------    -------    -------
Deferred tax asset                            10,096     10,726     12,000
Valuation allowance                           (3,692)    (3,547)    (4,524)
                                             -------    -------    -------
Net deferred tax asset                       $ 6,404    $ 7,179    $ 7,476
                                             =======    =======    =======

Rate reconciliation:
Provision at U.S. statutory rate                34.0%      34.0%      34.0%
Net effect of taxes on foreign activities        2.2%       5.5%       7.5%
State taxes and other, net                       0.5%       0.6%      (0.5)%
Adjustment of federal/foreign income taxes
   provided for in prior years                  (2.8)%     14.7%      (1.3)%
Valuation allowance                              2.8%     (14.7)%      1.8%
                                             -------    -------    -------
Effective tax rate                              36.7%      40.1%      41.5%
                                             =======    =======    =======


No provision was made with respect to earnings as of June 30, 2005 that have been retained for use by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings. At June 30, 2005, the Company had net operating loss carry forwards for Federal income tax purposes of $17.5 million that expire in the years 2020 through 2023 and tax credit carry forwards of $3.0 million that expire in the years 2007 through 2019. The net change in the total valuation allowance for the years ended June 30, 2005, 2004 and 2003 was an increase of $145,000 and a decrease of $977,000 and $112,000, respectively.

11.  GEOGRAPHIC INFORMATION

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

GEOGRAPHICAL REGIONS (000'S)      DOMESTIC   INTERNATIONAL(1)   CONSOLIDATED
                                  --------   ----------------   ------------
FISCAL YEAR ENDED JUNE 30, 2005
Net external sales                 $32,343        $22,549          $54,892
Long-lived assets                    7,094            593            7,687

FISCAL YEAR ENDED JUNE 30, 2004
Net external sales                 $29,163        $24,230          $53,393
Long-lived assets                    7,261            453            7,714

FISCAL YEAR ENDED JUNE 30, 2003
Net external sales                 $27,112        $27,567          $54,679
Long-lived assets                    7,828            463            8,291

(1) The Company's German subsidiary had net external sales of $19.9 million, $22.5 million and $25.2 million in the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Long-lived assets of the Company's German subsidiary were $505,000, $379,000 and $373,000 as of June 30, 2005, 2004
     and 2003, respectively.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data for the fiscal years ended June 30, 2005 and 2004 are as follows (in thousands, except per share amounts):

                                   QUARTER ENDED
                     -----------------------------------------
FISCAL YEAR 2005     09/30/04   12/31/04   03/31/05   06/30/05
----------------     --------   --------   --------   --------
Net sales             $12,244    $14,812    $12,879    $14,957
Gross profit            6,028      7,418      6,580      5,881
Net income                965      1,467        744        106
Earnings per share
   Basic                 0.11       0.17       0.08       0.01
   Diluted               0.10       0.16       0.08       0.01


FISCAL YEAR 2004     09/30/03   12/31/03   03/31/04   06/30/04
----------------     --------   --------   --------   --------
Net sales             $12,268    $13,607    $12,359    $15,159
Gross profit            5,611      6,487      5,720      7,282
Net income              1,027      1,530        508        922
Earnings per share
   Basic                 0.12       0.18       0.06       0.11
   Diluted               0.11       0.16       0.05       0.10

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A: CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the Company's disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the Securities and Exchange Commission's ("SEC") filing deadlines for these reports specified in the SEC's rules and forms. There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2005 identified in connection with the Company's evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions "Matters to Come before the Meeting
- Proposal 1: Election of Directors", "Further Information - Executive Officers", "Further Information - Share Ownership of Management and Certain Shareholders - Beneficial Ownership by Directors and Executive Officers" and "Further Information - Share Ownership of Management and Certain Shareholders -
Section 16 (a) Beneficial Ownership Reporting Compliance" of the registrant's proxy statement for 2005 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions "Further Information - Share Ownership of Management and Certain Shareholders - Principal Shareholders", "Further Information - Share Ownership of Management and Certain Shareholders - Beneficial Ownership by Directors and Executive Officers", and "Further Information - Compensation of Directors and Executive Officers - Termination of Employment and Change of Control Arrangements" of the Proxy Statement is incorporated herein by reference.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans as of June 30, 2005, including the 2004 Stock Incentive Plan, the 1992 Stock Option Plan, the Directors Stock Option Plan, the 1998 Global Team Member Stock Option Plan, and the Employee Stock Purchase Plan (together, the "Option Plans"):

                                                                   WEIGHTED-AVERAGE   NUMBER OF SECURITIES REMAINING
                                        NUMBER OF SECURITIES TO     EXERCISE PRICE     AVAILABLE FOR FUTURE ISSUANCE
                                        BE ISSUED UPON EXERCISE     OF OUTSTANDING       UNDER EQUITY COMPENSATION
                                        OF OUTSTANDING OPTIONS,   OPTIONS, WARRANTS     PLANS (EXCLUDING SECURITIES
            PLAN CATEGORY                 WARRANTS AND RIGHTS         AND RIGHTS         REFLECTED IN COLUMN (A))
            -------------               -----------------------   -----------------   ------------------------------
                                                  (A)                    (B)                        (C)
Equity compensation plans approved by
shareholders:
2004 Stock Incentive Plan                        10,000(1)              $7.22                     590,000
1992 Stock Option Plan                        1,471,217(2)              $9.26                          --
Directors Stock Option Plan                     142,000(2)              $4.81                          --
Employee Stock Purchase Plan                      4,207(3)              $6.14                     151,207
                                              ---------                                           -------
   Total of equity compensation plans
      approved by shareholders                1,627,424                 $8.85                     741,207
Equity compensation plans not
approved by shareholders: 1998 Global
Team Member Stock Option Plan                   580,790                 $3.94                     237,946
                                              ---------                                           -------
   Total                                      2,208,214                 $7.56                     979,153
                                              =========                                           =======

(1) Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.

(2) The 2004 Stock Incentive Plan replaced the 1992 Plan and Directors Stock Option Plan effective December 7, 2004. Further grants under these plans have been cancelled.

(3) Does not include an undeterminable number of shares subject to a payroll deduction election under the Employee Stock Purchase Plan for the period from July 1, 2005 until December 31, 2005, which will not be issued until January 2006.

1998 GLOBAL TEAM MEMBER STOCK OPTION PLAN

On February 26, 1998, the Company's Board approved the 1998 Global Team Member Stock Option Plan (the "1998 Plan"), pursuant to which non-qualified stock options may be granted to employees who are not officers or directors or subject to Section 16 of the Exchange Act. The 1998 Plan has been amended by the Board on several occasions thereafter.

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

The 1998 Plan provides for acceleration of vesting of awards in the event of a change of control of the Company. See "Further Information - Compensation of Directors and Executive Officers - Termination of Employment and Change of Control Arrangements" of the Proxy Statement for a definition of change of control. The 1998 Plan will terminate automatically on February 25, 2008. However, the Board may amend or terminate the 1998 Plan at any time without shareholder approval, but no amendment or termination of the 1998 Plan or any award agreement may adversely affect any award previously granted under the 1998 Plan without the consent of the participant. The NASDAQ listing requirements prohibit the Company from amending the 1998 Plan to add additional shares of Common Stock without shareholder approval.

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

     B.   Exhibits:

          Exhibits - the exhibits filed in response to Item 601 of Regulation S-K with this report are listed on pages 37 through 40. The Exhibit List is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PERCEPTRON, INC.
                                     (Registrant)


                                     By: /S/ Alfred A. Pease
                                         ---------------------------------------
                                     Alfred A. Pease, Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

                                     Date: September 26, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                             Title                            Date
       ----------                             -----                            ----


/S/ Alfred A. Pease        Chairman of the Board, President,            September 26, 2005
------------------------   Chief Executive Officer and Director
Alfred A. Pease            (Principal Executive Officer)


/S/ John J. Garber         Vice President and Chief Financial Officer   September 26, 2005
------------------------   (Principal Financial Officer)
John J. Garber


/S/ Sylvia M. Smith        Controller (Principal Accounting Officer)    September 26, 2005
------------------------
Sylvia M. Smith


/S/ David J. Beattie       Director                                     September 26, 2005
------------------------
David J. Beattie


/S/ Kenneth R. Dabrowski   Director                                     September 26, 2005
------------------------
Kenneth R. Dabrowski


/S/ Philip J. DeCocco      Director                                     September 26, 2005
------------------------
Philip J. DeCocco


/S/ W. Richard Marz        Director                                     September 26, 2005
------------------------
W. Richard Marz


/S/ Robert S. Oswald       Director                                     September 26, 2005
------------------------
Robert S. Oswald


/S/ James A. Ratigan       Director                                     September 26, 2005
------------------------
James A. Ratigan


/S/ Terryll R. Smith       Director                                     September 26, 2005
------------------------
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

4.8 Third Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.8 of the Company's Report on Form 10-K for the Year Ended June 30, 2004.

4.9 Fourth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed January 5, 2005.

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

10.5* Form of Executive Agreement Not to Compete between the Company and certain officers of the Company.

10.6@ Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed December 10, 2004.

10.7@ Form of Incentive Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K filed January 5, 2005.

10.8@ Form of Nonqualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K filed January 5, 2005.

10.9@         1998 Global Team Member Stock Option Plan and Form of
              Non-Qualified Stock Option Agreements under such Plan is incorporated herein by reference to Exhibit 10.20 to the Company's
              Annual Report on Form 10-K for the Year Ended December 31, 1997.

10.10@ First Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.28 of the Company's
              Report on Form 10-K for the Transition Period Ended June 30, 1999.

10.11@ Second Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.29 of the Company's
              Report on Form 10-K for the Transition Period Ended June 30, 1999.

10.12@ Third Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.6 of the Company's Form
              S-8 Registration Statement No. 333-55164.

10.13@ Fourth Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.7 of the Company's S-8
              Registration Statement No. 333-76194.

10.14@        Form of Non-Qualified Stock Option Agreements under 1998 Global
              Team Member Stock Option Plan after September 1, 1998 is incorporated by reference to Exhibit 10.6 of the Company's Report on Form 10-K for the Year Ended December 31, 1998.

10.15@        Forms of Non-Qualified Stock Option Agreements under 1998 Global
              Team Member Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.31 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1999.

10.16@ Perceptron, Inc. Employee Stock Purchase Plan, as amended and restated as of October 22, 2004, is incorporated by reference to
              Exhibit 10.2 of the Company's Report on Form 8-K filed December
              10, 2004.

10.17@ Amended and Restated 1992 Stock Option Plan is incorporated herein by reference to Exhibit 10.53 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1996.

10.18@ First Amendment to Amended and Restated 1992 Stock Plan is incorporated by reference to Exhibit 10.39 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1997.

10.19@ Second Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.26 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1999.

10.20@ Third Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.35 of the Company's Report on Form 10-K for the Year Ended June 30, 2001.

10.21@ Fourth Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.37 of the Company's Report on Form 10-K for the Year Ended June 30, 2002.

10.22@        Forms of Incentive Stock Option Agreements (Team Members and
              Officers) under 1992 Stock Option Plan after February 9, 1995 is incorporated by reference to Exhibit 10.23 to the Company's Annual
              Report on Form 10-K for the Year Ended December 31, 1994.

10.23@        Forms of Incentive Stock Option Agreements (Team Members and
              Officers) and Non-Qualified Stock Option Agreements under 1992
              Stock Option Plan after January 1, 1997, and Amendments to existing Stock Option Agreements under the 1992 Stock Option Plan is incorporated by reference to Exhibit 10.22 to the Company's
              Annual Report on Form 10-K for the Year Ended December 31, 1996.

10.24@        Forms of Incentive Stock Option Agreements (Officers) and
              Non-Qualified Stock Option Agreements (Officers) under 1992 Stock
              Option Plan after September 1, 1998 is incorporated by reference to Exhibit 10.25 of the Company's Report on Form 10-K for the Year
              Ended December 31, 1998.

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

10.29@ Form of Non-Qualified Stock Option Agreements and Amendments under the Director Stock Option Plan is incorporated by reference to
              Exhibit 10.27 to the Company's Annual Report on Form 10-K for the
              Year Ended December 31, 1996.

10.30@        Forms of Non-Qualified Stock Option Agreements under the Directors
              Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.32 of the Company's Report on Form 10-Q for the Quarter Ended December 31, 1999.

10.31@ Incentive Stock Option Agreement, dated February 14, 1996, between the Company and Alfred A. Pease is incorporated by reference to
              Exhibit 10.29 of the Company's Annual Report on Form 10-K for the
              Year Ended December 31, 1995.

10.32@ Non-Qualified Stock Option Agreement, dated February 14, 1996, between the Company and Alfred A. Pease is incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form
              10-K for the Year Ended December 31, 1995.

10.33@        Letter Agreement, dated February 14, 1996, between the Company and
              Alfred A. Pease is incorporated herein by reference to Exhibit
              10.36 to the Company's Annual Report on Form 10-K for the Year
              Ended December 31, 1996.

10.34         Covenant Not to Compete between U.S. Natural Resources, Inc., and
              Perceptron, Inc., dated March 13, 2002 is incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed
              March 29, 2002.

10.35@        Promissory Note, dated March 13, 2002, between U.S. Natural
              Resources, Inc. and Perceptron, Inc. is incorporated by reference to Exhibit 10.36 of the Company's Report on Form 10-K for the Year
              Ended June 30, 2002.

10.36@        Summary of 2003 Team Member 401K Restoration and Profit Sharing
              Plan is incorporated by reference to Exhibit 10.38 of the Company's Report on Form 10-Q for the Quarter Ended December 31,
              2002.

10.37@ Summary of 2004 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.39 of the Company's Report on Form 10-Q for the Quarter Ended December 31, 2003.

10.38@ Written Description of 2005 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.37 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 2004.

10.39@ Severance Agreement, dated September 7, 2005, between the Company and Alfred A. Pease is incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed September 12, 2005.

10.40@ Severance Agreement, dated September 7, 2005, between the Company and Harry T. Rittenour is incorporated by reference to Exhibit
              10.2 of the Company's Report on Form 8-K filed September 12, 2005.

10.41@ Severance Agreement, dated September 8, 2005, between the Company and Wilfred J. Corriveau is incorporated by reference to Exhibit
              10.3 of the Company's Report on Form 8-K filed September 12, 2005.

10.42@ Severance Agreement, dated September 7, 2005, between the Company and John J. Garber is incorporated by reference to Exhibit 10.4 of the Company's Report on Form 8-K filed September 12, 2005.

10.43@        Letter Agreement, dated October 13, 2004, between the Company and
              Peter J. Chatel is incorporated by reference to Exhibit 10.43 of the Company's Report on Form 10-Q filed February 14, 2005.

21. A list of subsidiaries of the Company is incorporated by reference to Exhibit 21 of the Company's Report on Form 10-K for the Year
              Ended June 30, 2002.

23.*          Consent of Experts and Counsel.

31.           Rule 13a-14(a)/15d-14(a) Certifications

31.1* Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2* Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.           Section 1350 Certifications

32.1* Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.2* Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

----------
* Filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

@    Indicates a management contract, compensatory plan or arrangement.