Form 10-Q
period 2005-09-30
PERCEPTRON INC/MI
filed 2005-11-14
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.


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

         Yes    X                                     No
             -------                                     -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes                                          No    X
             -------                                     -------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes                                          No    X
             -------                                     -------

The number of shares outstanding of each of the issuer's classes of common stock as of November 7, 2005, was:

         Common Stock, $0.01 par value                    8,801,959
         -----------------------------                ----------------
                     Class                            Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
COVER                                                                       1

INDEX                                                                       2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                               3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         13
Item 3.  Quantitative and Qualitative Disclosures about Market Risk        22
Item 4.  Controls and Procedures                                           23

PART II. OTHER INFORMATION
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       23
Item 5.  Other Information                                                 24
Item 6.  Exhibits                                                          24

SIGNATURES                                                                 25

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,       JUNE 30,
(In Thousands, Except Per Share Amount)                                             2005             2005
                                                                               -------------    -------------
                                                                                (Unaudited)
ASSETS

      CURRENT ASSETS
        Cash and cash equivalents                                              $      20,794    $      20,374
        Receivables:
           Billed receivables, net of allowance for doubtful accounts                 18,350           19,413
              of $399 and $391, respectively
           Unbilled receivables                                                        2,291            1,888
           Other receivables                                                             764            1,004
        Inventories, net of reserves of $518 and $520, respectively                    6,561            5,884
        Deferred taxes                                                                 1,199            1,199
        Other current assets                                                             636              736
                                                                               -------------    -------------
           Total current assets                                                       50,595           50,498

      PROPERTY AND EQUIPMENT
        Building and land                                                              6,013            6,013
        Machinery and equipment                                                       10,974           10,653
        Furniture and fixtures                                                         1,063            1,059
                                                                               -------------    -------------
                                                                                      18,050           17,725
        Less - Accumulated depreciation and amortization                             (10,356)         (10,038)
                                                                               -------------    -------------
           Net property and equipment                                                  7,694            7,687

      DEFERRED TAX ASSET                                                               5,469            5,205
                                                                               -------------    -------------

      TOTAL ASSETS                                                             $      63,758    $      63,390
                                                                               =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES
        Accounts payable                                                       $       2,378    $       1,854
        Accrued liabilities and expenses                                               2,490            2,807
        Accrued compensation                                                             924            1,359
        Income taxes payable                                                             278              130
        Deferred revenue                                                               3,333            3,248
                                                                               -------------    -------------
           Total current liabilities                                                   9,403            9,398

      SHAREHOLDERS' EQUITY
        Preferred stock - no par value, authorized 1,000 shares, issued none              --               --
        Common stock, $0.01 par value, authorized 19,000 shares, issued
           and outstanding 8,819 and 8,822, respectively                                  88               88
        Accumulated other comprehensive (loss)                                          (708)            (677)
        Additional paid-in capital                                                    42,895           42,770
        Retained earnings                                                             12,080           11,811
                                                                               -------------    -------------
           Total shareholders' equity                                                 54,355           53,992
                                                                               -------------    -------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $      63,758    $      63,390
                                                                               =============    =============


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
(In Thousands, Except Per Share Amounts)           2005        2004
                                                 --------    --------
NET SALES                                        $ 12,760    $ 12,244

COST OF SALES                                       7,177       6,216
                                                 --------    --------
         GROSS PROFIT                               5,583       6,028

OPERATING EXPENSES
         Selling, general and administrative        3,292       2,797
         Engineering, research and development      1,872       1,703
                                                 --------    --------
                Total operating expenses            5,164       4,500
                                                 --------    --------

         OPERATING INCOME                             419       1,528

OTHER INCOME AND (EXPENSES)
         Interest income, net                         147          91
         Foreign currency                              49          31
         Other                                         (1)         37
                                                 --------    --------
                Total other income (expenses)         195         159
                                                 --------    --------

INCOME BEFORE INCOME TAXES                            614       1,687

INCOME TAX EXPENSE                                    345         722
                                                 --------    --------

NET INCOME                                       $    269    $    965
                                                 ========    ========

EARNINGS PER COMMON SHARE
         Basic                                   $   0.03    $   0.11
         Diluted                                 $   0.03    $   0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         Basic                                      8,830       8,727
         Dilutive effect of stock options             446         667
                                                 --------    --------
         Diluted                                    9,276       9,394
                                                 ========    ========


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
(In Thousands)                                                                     2005         2004
                                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                               $    269    $    965
        Adjustments to reconcile net income to net cash provided from
           (used for) operating activities:
                 Depreciation and amortization                                        315         326
                 Stock compensation expense                                           185          --
                 Deferred income tax (credit)                                        (264)        562
                 Stock option income tax benefit                                       22          43
                 Other                                                                  6         (50)
                 Changes in assets and liabilities, exclusive of changes shown
                    separately                                                        302         417
                                                                                 --------    --------
                        Net cash provided from operating activities                   835       2,263

CASH FLOWS FROM FINANCING ACTIVITIES
        Revolving credit borrowings                                                   105         174
        Revolving credit repayments                                                  (105)       (174)
        Proceeds from stock plans                                                      51          79
        Repurchase of company stock                                                  (132)         --
                                                                                 --------    --------
                        Net cash (used for) provided from financing activities        (81)         79

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                                         (320)       (422)
                                                                                 --------    --------
                        Net cash used for investing activities                       (320)       (422)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                          (14)        178
                                                                                 --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             420       2,098
CASH AND CASH EQUIVALENTS, JULY 1                                                  20,374      19,679
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                                          $ 20,794    $ 21,777
                                                                                 ========    ========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
        Receivables, net                                                         $    834    $  3,885
        Inventories                                                                  (678)       (533)
        Accounts payable                                                              523         371
        Other current assets and liabilities                                         (377)     (3,306)
                                                                                 --------    --------
                                                                                 $    302    $    417
                                                                                 ========    ========


The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Company's 2005 Annual Report on Form 10-K. Certain reclassifications may have been made to the prior year's financial statements to conform with the fiscal year 2006 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out ("FIFO") method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves at September 30, 2005 and June 30, 2005 of $518,000 and $520,000, respectively, is comprised of the following (in thousands):

                  SEPTEMBER 30,     JUNE 30,
                       2005            2005
                  -------------   -------------
Component Parts   $       3,216   $       2,799
Work In Process             490             407
Finished Goods            2,855           2,678
                  -------------   -------------
Total             $       6,561   $       5,884
                  =============   =============

3. EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Effective with the adoption of Statement of Financial Accounting Standards 123 (revised 2004), the calculation of diluted shares also takes into effect the average unrecognized non-cash stock-based compensation expense and additional adjustments for tax benefits related to non-cash stock-based compensation expense.

Options to purchase 832,000 and 621,000 shares of common stock outstanding in the three months ended September 30, 2005 and 2004, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

At September 30, 2005, the Company had forward exchange contracts to sell 4.0 million Euros ($4.8 million equivalent) at weighted average settlement rates of
1.24 Euros to the United States Dollar. The contracts outstanding at September 30, 2005, mature through February 28, 2006. The objective of the hedge transactions is to protect designated portions of the Company's net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized income of approximately $40,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the quarter ended September 30, 2005. Offsetting this amount was an increase in other comprehensive income (loss) for the translation effect of the Company's foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At September 30, 2004, the Company had approximately $10.9 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.21 Euros to the United States Dollar. The Company recognized a charge of $143,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the quarter ended September 30, 2004.

5. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

THREE MONTHS ENDED SEPTEMBER 30,                2005        2004
                                              --------    --------
Net Income                                    $    269    $    965
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments        (71)        341
   Forward Contracts                                40        (143)
                                              --------    --------
Total Comprehensive Income                    $    238    $  1,163
                                              ========    ========

6. CREDIT FACILITIES

The Company had no debt outstanding at September 30, 2005.

The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2007. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (6.75% as of September 30, 2005) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 5.96% as of September 30, 2005) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $34.4 million as of September 30, 2005 and to have no advances outstanding for 30 consecutive days each calendar year.

At September 30, 2005, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $604,400 at September 30, 2005). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2005, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 139,000 Euros (equivalent to approximately $167,000 at September 30,
2005).

7. STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment (SFAS 123R), effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in the Company's financial statements. Prior to July 1, 2005, the Company applied the requirements of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based plans. Under APB 25, generally no compensation expense was recognized for the Company's stock-based plans since the exercise price of granted employee stock options was greater than or equal to the market value of the underlying common stock on the date of grant.

The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. During the quarter ended September 30, 2005, the Company did not issue any new stock-based awards. As a result, the Company has not yet evaluated which valuation model it will use to determine the fair value of new grants under SFAS 123R. The provisions of SFAS 123R also apply to awards granted prior to July 1, 2005 that did not vest before July 1, 2005 (transition awards). The compensation cost for the portion of the transition awards that had not vested by July 1, 2005 is based on the grant-date fair value of these transition awards as calculated for pro forma disclosures under the provisions of SFAS 123. Compensation cost for these transition awards are attributed to periods beginning July 1, 2005 and use the service method used under SFAS 123, except that an estimate of expected forfeitures is used rather than actual forfeitures.

The Company recognized non-cash stock-based compensation cost in the amount of $185,000 in the first quarter of fiscal year 2006 and related tax benefits of $35,000. This had the effect of decreasing income before taxes by $185,000 and decreasing net income by $150,000 or $0.02 per diluted share. The $185,000 non-cash stock-based compensation expense was primarily related to transition awards and to a smaller extent compensation expense related to the Company's Employee Stock Purchase Plan. As of September 30, 2005, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1.3 million.

SFAS 123R requires the Company to present pro forma information for periods prior to the adoption as if the Company had accounted for all employee stock-based awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the stock-based awards at the date of the grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the quarter ended September 30, 2004 (in thousands except per share amounts):

                                                   THREE MONTHS ENDED
                                                   SEPTEMBER 30, 2004
                                                   ------------------
NET INCOME
  AS REPORTED                                           $   965
  EFFECT OF STOCK-BASED COMPENSATION EXPENSE --
     NET OF TAX                                            (136)
                                                        -------
  PRO FORMA                                             $   829
                                                        =======

EARNINGS PER SHARE
  BASIC -- AS REPORTED                                  $  0.11
  BASIC -- PRO FORMA                                    $  0.09
  DILUTED -- AS REPORTED                                $  0.10
  DILUTED -- PRO FORMA                                  $  0.09

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

Activity under these Plans is shown in the following table:

                                        THREE MONTHS ENDED
                                        SEPTEMBER 30, 2005
                                       --------------------
                                                   Weighted    Aggregate
                                                    Average   Intrinsic(1)
                                                   Exercise    Value (in
Shares subject to option                 Shares      Price      millions)
                                       ---------   --------   ------------
Outstanding at beginning of period     2,204,007   $   7.56
New grants (based on fair value of
 common stock at dates of grant)               -          -
Exercised                                (13,364)  $   1.90
Expired                                   (1,000)  $  16.12
Forfeited                                (55,622)  $   7.28
Outstanding at end of period           2,134,021   $   7.60       $ 4.48
Exercisable at end of period           1,521,909   $   8.56       $ 3.60

                                        THREE MONTHS ENDED
                                        SEPTEMBER 30, 2004
                                       --------------------
                                                   Weighted    Aggregate
                                                    Average   Intrinsic(1)
                                                   Exercise    Value (in
Shares subject to option                 Shares      Price      millions)
                                       ---------   --------   ------------
Outstanding at beginning of period     2,182,882   $   8.06
New grants (based on fair value of
 common stock at dates of grant)             500   $   6.55
Exercised                                (24,812)  $   1.62
Expired                                        -          -
Forfeited                                 (2,174)  $   3.13
Outstanding at end of period           2,156,396   $   8.14       $ 5.39
Exercisable at end of period           1,339,553   $  10.81       $ 2.92

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the three months ended September 30, 2005 and 2004 was $63,395 and $44,027, respectively.

The total fair value of shares vested during the three months ended September 30, 2005 and 2004 was $176,000 and $287,000, respectively.

Activity regarding nonvested shares is shown in the following table:

                                              Weighted Average
                                                 Grant Date
Nonvested Shares                   Shares        Fair Value
----------------                  --------    ----------------
Nonvested at July 1, 2005          768,133         $ 6.85
Granted                                 --             --
Vested                            (103,675)        $ 8.13
Cancelled                          (52,346)        $ 6.75
                                  --------

Nonvested at September 30, 2005    612,112         $ 6.89
                                  ========

The Company did not grant any stock options during the quarter ended September 30, 2005. The estimated fair value as of the date options were granted during the quarter ended September 30, 2004 using the Black Scholes option-pricing model, was as follows:

                                                                      THREE MONTHS ENDED
                                                                      SEPTEMBER 30, 2004
                                                                      ------------------

Weighted average estimated fair value per share of options granted
 during the period                                                         $  1.93
Assumptions:
   Amortized dividend yield                                                    --
   Common stock price volatility                                            24.77%
   Risk free rate of return                                                  3.78%
Expected option term (in years)                                                 5

The following table summarizes information about stock options at September 30, 2005:

                                      OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                           ---------------------------------------   --------------------
                                           Weighted       Weighted               Weighted
                                           Average        Average                Average
                                          Remaining       Exercise               Exercise
Range of Exercise Prices     Shares    Contractual Life    Price      Shares      Price
                           ---------   ----------------   --------   ---------   --------
$ 1.01 to $ 1.53             637,443          6.00        $   1.39     523,622   $   1.41
  1.72 to   6.50             707,281          6.11        $   4.65     512,266   $   4.53
  6.55 to  23.50             643,601          5.13        $  12.52     340,325   $  17.58
 25.79 to  33.96             145,696          1.69        $  27.33     145,696   $  27.33
                           ---------                                 ---------
$ 1.01 to $33.96           2,134,021          5.48        $   7.60   1,521,909   $   8.56
                           =========                                 =========

At September 30, 2005, options covering 819,475 shares were available for future grants under the 2004 and 1998 Plans.

8. COMMITMENTS AND CONTINGENCIES

Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.

The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $5.7 million using a September 30, 2005 exchange rate. Carbotech has filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS' claims.

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

9. NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of this Statement did not have a material impact on the Company's financial statements.

Effective July 1, 2005, the Company adopted SFAS 123R, Share-Based Payment". This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Effective July 1, 2005, the Company also adopted the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 107, "Share-Based Payment". This SAB provides guidance regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Under SFAS 123R and SAB 107, the Company recorded in the first quarter of fiscal 2006 $185,000 of non-cash stock-based compensation expense related to the amortization of the fair value of previously granted stock options that had not vested as of June 30, 2005 and, to a smaller extent, the amortization of the fair value of the Company's Employee Stock Purchase Plan. The non-cash stock-based compensation expense had the effect of reducing net income $150,000 during the quarter or $0.02 per diluted share. See Note 7 for further information regarding the Company's stock plans.

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

The Company's financial base remained strong, with no debt and approximately $20.8 million of cash at September 30, 2005, available to support its growth plans. The Company's near-term focus for growth has been on the successful introduction of its two newly released Automated Systems products, AutoFit(R) and AutoScan(R), which are designed to expand the Company's product offerings in its worldwide automotive markets, and the continued development of enhanced versions of its ScanWorks(R) product line. The Company is demonstrating the capabilities of AutoFit(R) and AutoScan(R) to its customers and continues to believe that both of these products have the potential to yield significant revenue. The Company believes that the latest version of its ScanWorks(R) product line offers features and a level of precision that are superior to similar competitor products and will enable the Company to sustain world wide growth in the ScanWorks(R) product line. The Company has initiated its plans to achieve sales growth in largely untapped geographic areas including Asia and Eastern Europe related to the emerging automotive markets in those areas and the expansion of the Company's business with current customers in Japan. Toward this end, the Company has established an office in Singapore, relocated an employee from its Plymouth headquarters to become the managing director for this region, and hired two application engineers to support new business opportunities in the region. The Company has hired an account manager to establish relationships with automotive manufacturers in Italy, and hired two application engineers to provide better support throughout Europe. The Company believes that the long term revenue growth potential in these geographic regions will provide a significant return on the investment in personnel.

The Company's revenues are principally derived from the sale of products for use in the automotive industry. New vehicle tooling programs are the most important selling opportunity for the Company's automotive related sales. The number and timing of new vehicle tooling programs can be influenced by a number of economic factors. Therefore, from a macro perspective the Company continues to assess the global economy and its likely effect on the Company's automotive customers and markets served. The Company continues to view the automotive industry's focus on introducing new vehicles more frequently to satisfy their customers' changing requirements, as well as their continuing focus on improved quality, as positive indicators for new business. The Company is continuing its efforts to increase revenue outside the automotive industry, principally through its Technology Components Group and new product development efforts.

Effective July 1, 2005, the Company was required to adopt a new accounting pronouncement, SFAS 123R that required the Company to record non-cash stock-based compensation expense for its stock compensation plans. Previously, the Company generally did not record non-cash stock-based compensation as an expense following the requirements of Accounting Principles Board Opinion 25.

Under SFAS 123R, the Company recorded in the first quarter of fiscal 2006 $185,000 of non-cash stock-based compensation expense related to the amortization of the fair value of previously granted stock options that had not vested as of June 30, 2005 and, to a smaller extent, the amortization of the fair value of the Company's Employee Stock Purchase Plan. The non-cash stock-based compensation expense had the effect of reducing net income $150,000 during the quarter or $0.02 per diluted share. Based upon outstanding stock option grants at September 30, 2005, the Company expects quarterly non-cash stock-based compensation expense for fiscal 2006 to be at comparable levels. Additional stock-based awards granted under these plans during fiscal 2006 would increase the amount of non-cash stock-based compensation expense.

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

RESULTS OF OPERATIONS

For the first quarter of fiscal 2006, the Company reported net income of $269,000, or $0.03 per diluted share, compared to net income of $965,000 or $0.10 per diluted share, for the first quarter of fiscal 2005. Specific line item results are described below.

SALES -- Net sales were $12.8 million for the first quarter of fiscal 2006 compared to net sales of $12.2 million for the same period one year ago. The following tables set forth comparison data for the Company's net sales by product groups and geographic location.

                                 FIRST                    FIRST
SALES (BY GROUP)                QUARTER                  QUARTER
(in millions)                    2006                      2005             INCREASE/(DECREASE)
----------------           ------------------       ------------------      -------------------
Automated Systems          $  9.1        71.1%      $  7.9        64.7%      $  1.2       15.2%
Technology Components         2.8        21.9%         2.9        23.8%        (0.1)      (3.4)%
Value Added Services          0.9         7.0%         1.4        11.5%        (0.5)     (35.7)%
                           ------      ------       ------      ------       ------
TOTALS                     $ 12.8       100.0%      $ 12.2       100.0%      $  0.6        4.9%
                           ======      ======       ======      ======       ======

                                 FIRST                    FIRST
SALES (BY LOCATION)             QUARTER                  QUARTER
(in millions)                    2006                      2005              INCREASE/(DECREASE)
----------------           ------------------       ------------------      -------------------
North America              $  6.4        50.0%      $  7.7        63.1%      $ (1.3)     (16.9)%
Europe                        5.9        46.1%         4.0        32.8%         1.9       47.5%
Asia                          0.5         3.9%         0.5         4.1%         0.0        0.0%
                           ------      ------       ------      ------       ------
TOTALS                     $ 12.8       100.0%      $ 12.2       100.0%      $  0.6        4.9%
                           ======      ======       ======      ======       ======

Sales of the Company's Automated Systems products increased primarily due to the available business and timing of new orders related to new vehicle tooling programs. Within the Technology Components Group, the sales decrease reflected lower production of one product during the fiscal 2006 quarter that was primarily caused by a supplier issue. The incremental change in both North America and Europe was primarily due to the number and timing of new vehicle programs and the Company's Automated Systems' sales associated with those programs. In addition, the decrease in Technology Components sales also contributed to the decrease in North American sales. The relationship of the
U. S. dollar to the

Euro was comparable for both periods and had no impact on sales reported in Europe this quarter compared to one year ago. Sales in Asia were approximately $500,000 for both periods.

BOOKINGS -- The Company had new order bookings during the quarter of $15.0 million compared with new order bookings of $14.1 million in the fourth quarter of fiscal 2005 and $6.7 million for the quarter ended September 30, 2004. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company's bookings by product groups and geographic location.

                                 FIRST                    FIRST
BOOKINGS (BY GROUP)             QUARTER                  QUARTER
(in millions)                    2006                     2005              INCREASE/(DECREASE)
----------------           ------------------       ------------------      -------------------
Automated Systems          $ 11.5        76.7%      $  3.6        53.7%      $  7.9       219.4%
Technology Components         2.6        17.3%         2.6        38.8%         0.0         0.0%
Value Added Services          0.9         6.0%         0.5         7.5%         0.4        80.0%
                           ------      ------       ------      ------       ------
TOTALS                     $ 15.0       100.0%      $  6.7       100.0%      $  8.3       123.9%
                           ======      ======       ======      ======       ======

                                 FIRST                    FIRST
BOOKINGS (BY LOCATION)          QUARTER                  QUARTER
(in millions)                    2006                     2005              INCREASE/(DECREASE)
----------------           ------------------       ------------------      -------------------

North America              $ 10.1        67.3%      $  3.7        55.2%      $  6.4       173.0%
Europe                        4.5        30.0%         2.5        37.3%         2.0        80.0%
Asia                          0.4         2.7%         0.5         7.5%        (0.1)      (20.0)%
                           ------      ------       ------      ------       ------
TOTALS                     $ 15.0       100.0%      $  6.7       100.0%      $  8.3       123.9%
                           ======      ======       ======      ======       ======

The level of new orders and mix of business among many customers this quarter reflected strong demand for the Company's products and services within the Automated Systems Group, and the outlook for new orders, particularly in the second quarter of fiscal 2006, remains good. The foregoing statement is a "forward looking statement" within the meaning of the Securities Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. The low level of new orders in the first quarter of fiscal 2005 for Automated Systems products was due to the timing of customer decisions to place orders. This was particularly true in North America where many of the orders expected during the first quarter of fiscal 2005 were received in October 2004. Subsequently, new orders of $16.9 million for the second quarter of fiscal 2005 were much higher than normal. Technology Components Group new orders were the same for both quarters. Value Added Services bookings increased $400,000 for the fiscal 2006 quarter compared to the fiscal 2005 quarter. The increase did not reflect a trend, but rather related to the timing of customers' orders.

BACKLOG - The Company's backlog was $20.2 million as of September 30, 2005 compared with $18.0 million as of June 30, 2005 and $13.5 million as of September 30, 2004. The following tables set forth comparison data for the Company's backlog by product groups and geographic location.

                                  FIRST                   FIRST
BACKLOG (BY GROUP)               QUARTER                 QUARTER
(in millions)                     2006                    2005              INCREASE/(DECREASE)
----------------           ------------------       ------------------      -------------------

Automated Systems          $ 16.7        82.7%      $  9.1        94.1%      $  7.6        83.5%
Technology Components         2.4        11.9%         2.3         4.4%         0.1         4.3%
Value Added Services          1.1         5.4%         2.1         1.5%        (1.0)      (47.6)%
                           ------      ------       ------      ------       ------
TOTALS                     $ 20.2       100.0%      $ 13.5       100.0%      $  6.7        49.6%
                           ======      ======       ======      ======       ======

                                  FIRST                   FIRST
BACKLOG (BY LOCATION)            QUARTER                 QUARTER
(in millions)                     2006                    2005              INCREASE/(DECREASE)
----------------           ------------------       ------------------      -------------------
North America              $ 12.6        61.4%      $  7.4        54.8%      $  5.2        70.3%
Europe                        7.3        37.0%         5.5        40.7%         1.8        32.7%
Asia                          0.3         1.6%         0.6         4.5%        (0.3)      (50.0)%
                           ------      ------       ------      ------       ------
TOTALS                     $ 20.2       100.0%      $ 13.5       100.0%      $  6.7        49.6%
                           ======      ======       ======      ======       ======

The Company expects to be able to fill substantially all of the orders in backlog at September 30, 2005 during the following twelve months. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company.

GROSS PROFIT -- Gross profit was $5.6 million, or 43.8% of sales, in the first quarter of fiscal year 2006, as compared to $6.0 million, or 49.2% of sales, in the first quarter of fiscal year 2005. The quarter-to-quarter margin variability was due to a number of comparable factors including the amount of revenue recognized on various contracts in accordance with the Company's revenue recognition policy, the mix of Automated Systems sold this quarter that had higher material and installation labor content and the new investments the Company made in personnel in the Value Added Services Group to stimulate growth in that area. The Euro exchange rate this quarter was comparable to the first quarter of fiscal 2005 and as a result had no effect on the gross profit percentage.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES -- SG&A expenses were $3.3 million in the quarter ended September 30, 2005 compared to $2.8 million in the first quarter a year ago. SG&A expenses were higher primarily due to an increase in salary and benefits of $155,000 and consulting services of $92,000 that were related mainly to the Company's plans for sales growth, a net decrease in the allowance for doubtful accounts of $79,000 due to a charge of $8,000 in the first quarter of fiscal 2006 compared to a $71,000 credit that was applied to the allowance account in the first quarter of fiscal 2005, non-cash stock-based compensation expense of $67,000 and costs to implement compliance with Sarbanes Oxley 404 controls of $59,000.

ENGINEERING, RESEARCH AND DEVELOPMENT (R&D) EXPENSES -- Engineering and R&D expenses were $1.9 million in the quarter ended September 30, 2005 compared to $1.7 million in the first quarter a year ago. The increase was principally due to higher expenses related to engineering materials for new product development and non-cash stock-based compensation expense of $63,000.

INTEREST INCOME, NET -- Net interest income was $147,000 in the first quarter of fiscal 2006 compared with net interest income of $91,000 in the first quarter of fiscal 2005. The increase was primarily due to higher interest rates than one year ago on cash balances available for investment in short term securities this quarter.

FOREIGN CURRENCY AND OTHER -- Net foreign currency income related to gains and losses on foreign exchange was $49,000 this year compared to $31,000 last year. Other income was a miscellaneous loss of $1,000 this year compared to $37,000 of miscellaneous income last year.

INCOME TAXES -- The effective tax rates of 56.2% and 42.8% for the first quarter of fiscal 2006 and 2005, respectively, primarily reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates. Tax rates are higher in Europe than in the United States. On a comparison basis, the first quarter of fiscal 2006 had increased income in Europe and lower income in the United States than the fiscal 2005 quarter. In addition, the Company is not able to record a tax benefit for non-cash stock-based compensation expense related to incentive stock options and the Company's Employee Stock Purchase Plan, which had the effect of increasing the effective tax rate in fiscal 2006 by 4.7%.

OUTLOOK -- Based on the backlog as of September 30, 2005, anticipated vehicle tooling programs being considered by customers in geographic regions currently served and the forecasted timing of these programs, the Company expects the business environment and correspondingly sales for its core product lines in fiscal year 2006 to be similar to that experienced in fiscal year 2005. Since the backlog and rate of new orders at the start of the second quarter of fiscal 2006 were strong, and the expectation for new orders for the balance of the second quarter is good, the Company expects sales for the second quarter of fiscal 2006 to be comparable to the second quarter of fiscal 2005. The holidays could cause some deliveries scheduled for the second quarter to be moved to the third quarter of fiscal 2006. New orders and the resulting sales for the first half of fiscal 2006 represent orders for the Company's core product lines and existing market territories. The Company continues to expect revenues for fiscal 2006 to be approximately 10% higher than those of fiscal 2005.

As previously announced, the Company is making important new investments in fiscal 2006, largely in personnel, for recently introduced products, new product development and potential geographic growth opportunities in the United States, Europe, Eastern Europe and Asia, particularly where it has not aggressively pursued business and where it sees potential for sales growth. Some of the planned personnel additions have been completed, and their training is in process. The Company expects selling expenses and to a lesser degree research and development expenses to be higher than those of fiscal 2005. The Company also expects to generate revenue from these investments beginning with the second half of fiscal 2006, and net income growth from these investments beginning in fiscal 2007. As a result of these investments and the adoption of SFAS 123R, the Company expects net income levels for fiscal 2006 to be lower than fiscal 2005.

The Company's new order bookings and sales forecast is based on a thorough assessment of the probable size, system content, and timing of each of the programs being considered by its customers. These factors are difficult to quantify accurately because over time the Company's customers weigh changes in the economy and the probable effect of these changes on their business, and adjust the number and timing of their new vehicle programs to reflect changing business conditions. The Company continues to view the automotive industry's focus on introducing new vehicles more frequently to satisfy their customers' changing requirements, as well as their continuing focus on improved quality, as positive indicators for new business.

The foregoing statements in this "Outlook" section are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $20.8 million at September 30, 2005, compared to $20.4 million at June 30, 2005. The cash increase of $420,000 for the quarter ended September 30, 2005 resulted primarily from $835,000 of cash generated from operations. The Company also used $320,000 of cash for capital expenditures and $132,000 for the repurchase of Company stock and received $51,000 of cash from the purchase of common stock under its stock plans.

The $835,000 in cash provided from operations was primarily generated from changes in net working capital of $302,000, cash provided from net income of $269,000 and the add back of non-cash items, such as depreciation of $315,000, non-cash stock based compensation expense of $185,000 and realized stock-based compensation tax benefits of $22,000, which were offset by the change in deferred income taxes of $264,000. Net working capital is defined as changes in assets and liabilities, exclusive of changes shown separately on the Consolidated Statements of Cash Flow. The net working capital decrease resulted primarily from reductions of receivables of $834,000 and increases in accounts payable of $523,000 that were offset by an increase in inventory of $678,000 and reduction in other current assets and liabilities of $377,000. The $834,000 reduction in receivables primarily related to cash collections during the quarter exceeding new sales in the quarter. Inventory increased $678,000 due to purchases of items required to fill anticipated orders.

The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the first quarter of fiscal 2006, the Company disposed of $2,000 of inventory that had previously been reserved for at June 30, 2005.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company did not have any write-offs of receivables during the first quarter of fiscal 2006. To date, the Company has not experienced any significant losses related to the collection of accounts receivable except for a customer bankruptcy during fiscal 2005 that resulted in a write-off of approximately $500,000.

The Company had no debt outstanding at September 30, 2005. The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2007. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (6.75% as of September 30, 2005) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 5.96% as of September 30, 2005) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $34.4 million as of September 30, 2005 and to have no advances outstanding for 30 consecutive days each calendar year.

At September 30, 2005, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $602,400 at September 30, 2005). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2005, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 139,000 Euros (equivalent to approximately $167,000 at September 30,
2005).

On September 9, 2005, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $5.0 million of the Company's common stock during fiscal year 2006. The Company may buy shares of its common stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time. The Company also announced that it has entered into a Rule 10b5-1 trading plan ("Repurchase Plan") with Barrington Research Associates, Inc. to purchase up to $5.0 million of the Company's common stock during fiscal year 2006 (less the dollar amount of purchases by the Company outside the Repurchase
Plan), in open market or privately negotiated transactions, in accordance with the requirements of Rule 10b-18. Pursuant to the authorization, the Company repurchased 20,300 shares of common stock for $132,000 during the period from September 12, 2005 to September 30, 2005.

See Note 8 to the Consolidated Financial Statements, "Commitments and Contingencies", contained in this Quarterly Report on Form 10-Q, Item 3, "Legal Proceedings" and Note 6 to the Consolidated Financial Statements, "Contingencies", of the Company's Annual Report on Form 10-K for fiscal year 2005, for a discussion of certain contingencies relating to the Company's liquidity, financial position and results of operations. See also, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies - Litigation and Other Contingencies" of the Company's Annual Report on Form 10-K for fiscal year 2005.

The Company expects to spend approximately $1.5 million during fiscal year 2006 for capital equipment, although there is no binding commitment to do so.

Based upon the Company's current business plan, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated fiscal 2006 cash flow requirements and its cash flow requirements for at least the next few years, except to the extent that the Company implements new business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies" of the Company's Annual Report on Form 10-K for fiscal year 2005. Effective July 1, 2005, the Company adopted SFAS 123R that required the Company to record non-cash stock-based compensation expense for its stock compensation plans. Previously, the Company generally did not record non-cash stock-based compensation as an expense following the requirements of Accounting Principles Board Opinion 25. SFAS 123R was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. As a result, prior period financial statements have not been restated. Under SFAS 123R, the Company recorded in the first quarter of fiscal 2006 $185,000 of non-cash stock-based compensation expense related to the amortization of the fair value of previously granted stock options that had not vested as of June 30, 2005 and, to a smaller extent, the amortization of the fair value of the Company's Employee Stock Purchase Plan. The non-cash stock-based compensation expense had the effect of reducing net income $150,000 during the quarter or $0.02 per diluted share.

MARKET RISK INFORMATION

The Company's primary market risk is related to foreign exchange rates. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the United States. The Company may from time to time have interest rate risk in connection with its investment of its cash.

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in the non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At September 30, 2005, the Company's percentage of sales commitments in non-United States currencies was approximately 39.5% or $8.0 million, compared to 45.0% or $6.1 million at September 30, 2004.

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

At September 30, 2005, the Company had forward exchange contracts to sell 4.0 million Euros ($4.8 million equivalent) at a weighted average settlement rate of
1.24 Euros to the United States Dollar. The contracts outstanding at September 30, 2005, mature through February 28, 2006. The objective of the hedge transactions is to protect designated portions of the Company's net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized income of approximately $40,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the quarter ended September 30, 2005. Offsetting this amount was an increase in other comprehensive income (loss) for the translation effect of the Company's foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At September 30, 2004, the Company had $10.9 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.21 Euros to the United States Dollar. The Company recognized a charge of $143,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the quarter ended September 30, 2004.

The Company's potential loss in earnings that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the three months ended September 30, 2005 and 2004, would have been approximately $86,000 and $17,000, respectively.

INTEREST RATE RISK

The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less. Given the short maturities and investment grade quality of the Company's investment holdings at September 30, 2005, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's cash and cash equivalents. As a result, the Company does not currently hedge these interest rate exposures.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, see Note 9 to the Consolidated Financial Statements, "New Accounting Pronouncements".

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2006 and future new order bookings, revenue, expenses and net income levels, the rate of new orders, the timing of revenue and net income increases from the Company's plans to make important new investments, largely for personnel, for newly introduced products and geographic growth opportunities in the U.S., Europe, Eastern Europe, Asia and the ability of the Company to fund its fiscal year 2006 cash flow requirements. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties in addition to those set forth in the press release, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers, the dependence of the Company's net income levels on increasing revenues, continued pricing pressures from the Company's customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue, order bookings, backlog and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, continued access to third party components for our ScanWorks(R) systems, the ability of the Company to successfully compete with alternative and similar technologies, the timing, number and continuation of the Automotive industry's retooling programs, including the risk that the Company's customers postpone new tooling programs as a result of economic conditions or otherwise, the ability of the Company to develop and introduce new products, the ability of the Company to expand into new markets in Eastern Europe and Asia, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, rapid or unexpected technological changes and the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive industry, which has from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in this industry. The ability of the Company to develop and introduce new products, especially in markets outside of automotive, is subject to a number of uncertainties, including general product demand and market acceptance risks, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, the ability of the Company to identify satisfactory distribution networks, the ability of the Company to develop internally or identify externally high quality cost effective manufacturing capabilities for the products, general product development and commercialization difficulties, and the level of interest existing and potential new customers may have in new products and technologies generally. The ability of the Company to expand into new geographic markets is subject to a number of uncertainties, including the timing of customer acceptance of the Company's products and technologies, the impact of changes in local economic conditions, the ability of the Company to attract the appropriate personnel to effectively represent, install and service the Company's products in the market and uncertainties inherent in doing business in foreign markets, especially those that are less well developed than the Company's traditional markets, such as the impact of fluctuations in foreign currency exchange rates, foreign government controls, policies and laws affecting foreign trade and investment, differences in the level of protection available for the Company's intellectual property and differences in language and local business and social customs. The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process. A significant portion of the Company's projected revenues and net income depends upon the Company's ability to successfully develop and introduce new products and expand into new geographic markets. Because a significant portion of the Company's revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company's reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company's expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company's expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Information".

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were effective in causing the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the Securities and Exchange Commission's ("SEC") filing deadlines for these reports specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2005 identified in connection with the Company's evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the Company's repurchases of its common stock during the quarter ended September 30, 2005. All shares were purchased pursuant to the Company's stock repurchase program described below:

                                                        (c) TOTAL NUMBER      (d) MAXIMUM NUMBER (OR
                          (a) TOTAL                        OF SHARES            APPROXIMATE DOLLAR
                          NUMBER OF     (b) AVERAGE     PURCHASED AS PART     VALUE) OF SHARES THAT
                           SHARES       PRICE PAID         OF PUBLICLY         MAY YET BE PURCHASED
PERIOD                    PURCHASED      PER SHARE      ANNOUNCED PROGRAM        UNDER THE PROGRAM
--------------------      ---------     -----------     -----------------     ----------------------
July 1-31, 2005                  --              --               --                       --
August 1- 31, 2005               --              --               --                       --
September 1-30, 2005         20,300        $   6.44           20,300               $4,869,182
                             ------        --------           ------               ----------
Total                        20,300        $   6.44           20,300               $4,869,182
                             ======        ========           ======               ==========

On September 9, 2005, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $5.0 million of the Company's common stock during fiscal year 2006. The Company may buy shares of its common stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time. The Company also announced that it has entered into a Rule 10b5-1 trading plan ("Repurchase Plan") with Barrington Research Associates, Inc. to purchase up to $5.0 million of the Company's common stock during fiscal year 2006 (less the dollar amount of purchases by the Company outside the Repurchase
Plan), in open market or privately negotiated transactions, in accordance with the requirements of Rule 10b-18. This stock repurchase program replaces the Company's stock repurchase program for fiscal year 2005, which terminated on June 30, 2005.

On September 1, 2005, four members of the Company's Board of Directors became entitled to receive a total of 3,988 shares of Common Stock at $6.27 per share pursuant to the Directors Stock Purchase Rights Option under the 2004 Stock Incentive Plan which was approved by shareholders in December 2004. The 2004 Stock Incentive Plan permits non-employee directors to purchase shares of Common Stock through the 2004 Stock Incentive Plan in exchange for all or a portion of the cash fees payable to them for serving as directors of the Company. The transactions by the Company with the four directors did not involve a public offering and are exempt under
Section 4(2) of the Securities Exchange Act of 1933 and Rules 505 and 506 promulgated thereunder.

ITEM 5. OTHER INFORMATION

On October 19, 2005, the Company entered into a Fifth Amendment to the Credit Agreement dated October 24, 2002 between the Company and Comerica Bank. The Fifth Amendment extends the maturity date of the Credit Agreement to November 1, 2007 and permits the Company to repurchase up to $5.0 million of its common stock through June 30, 2006. The Fifth Amendment has been filed as Exhibit 4.10 to the Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

         4.10 Fifth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank.

         31.1 Certification by the Chief Executive Officer of the Company pursuant to Rule 13a -- 14(a) and Rule 15d -- 14(a).

         31.2 Certification by the Chief Financial Officer of the Company pursuant to Rule 13a -- 14(a) and Rule 15d -- 14(a).

         32.1 Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PERCEPTRON, INC.
                                  (Registrant)


Date: November 14, 2005           By: /S/ Alfred A. Pease
                                      ------------------------------------------
                                      Alfred A. Pease
                                      President and Chief Executive Officer


Date: November 14, 2005           By: /S/ John J. Garber
                                      ------------------------------------------
                                      John J. Garber
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)


Date: November 14, 2005           By: /S/ Sylvia M. Smith
                                      ------------------------------------------
                                      Sylvia M. Smith
                                      Controller and Chief Accounting Officer
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX

EX NO.   DESCRIPTION
------   -----------
4.10     Fifth Amendment to Credit Agreement dated October 24, 2002, between
         Perceptron, Inc. and Comerica Bank.

31.1 Certification by the Chief Executive Officer of the Company pursuant to Rule 13a -- 14(a) and Rule 15d -- 14(a).

31.2 Certification by the Chief Financial Officer of the Company pursuant to Rule 13a -- 14(a) and Rule 15d -- 14(a).

32.1 Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.