Form 10-Q
period 2005-12-31
PERCEPTRON INC/MI
filed 2006-02-14
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer       Accelerated filer       Non-accelerated filer X
                        ---                      ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes       No  X
                                    ---      ---

The number of shares outstanding of each of the issuer's classes of common stock as of February 8, 2006, was:

Common Stock, $0.01 par value                               8,501,437
-----------------------------                           ----------------
          Class                                         Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2005

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
COVER                                                                     1

INDEX                                                                     2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements                                              3
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        14
Item 3. Quantitative and Qualitative Disclosures about Market Risk       27
Item 4. Controls and Procedures                                          27

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      27
Item 4. Submission of Matters to a Vote of Security Holders              28
Item 6. Exhibits                                                         28

SIGNATURES                                                               29

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,   JUNE 30,
(In Thousands, Except Per Share Amount)                                          2005         2005
                                                                             ------------   --------
                                                                              (Unaudited)
ASSETS

   CURRENT ASSETS
      Cash and cash equivalents                                                $ 18,785     $ 20,374
      Receivables:
         Billed receivables, net of allowance for doubtful accounts
            of $358 and $391, respectively                                       20,993       19,413
         Unbilled receivables                                                     2,671        1,888
         Other receivables                                                          534        1,004
      Inventories, net of reserves of $518 and $520, respectively                 6,528        5,884
      Deferred taxes                                                              1,199        1,199
      Other current assets                                                          845          736
                                                                               --------     --------
         Total current assets                                                    51,555       50,498

   PROPERTY AND EQUIPMENT
      Building and land                                                           6,013        6,013
      Machinery and equipment                                                    11,196       10,653
      Furniture and fixtures                                                      1,073        1,059
                                                                               --------     --------
                                                                                 18,282       17,725
      Less - Accumulated depreciation and amortization                          (10,662)     (10,038)
                                                                               --------     --------
         Net property and equipment                                               7,620        7,687

   DEFERRED TAX ASSET                                                             5,172        5,205
                                                                               --------     --------
   TOTAL ASSETS                                                                $ 64,347     $ 63,390
                                                                               ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                                                         $  2,827     $  1,854
      Accrued liabilities and expenses                                            2,289        2,807
      Accrued compensation                                                          762        1,359
      Income taxes payable                                                          634          130
      Deferred revenue                                                            3,853        3,248
                                                                               --------     --------
         Total current liabilities                                               10,365        9,398

   SHAREHOLDERS' EQUITY
      Preferred stock - no par value, authorized 1,000 shares, issued none           --           --
      Common stock, $0.01 par value, authorized 19,000 shares, issued
         and outstanding 8,477 and 8,822, respectively                               85           88
      Accumulated other comprehensive (loss)                                       (802)        (677)
      Additional paid-in capital                                                 40,425       42,770
      Retained earnings                                                          14,274       11,811
                                                                               --------     --------
         Total shareholders' equity                                              53,982       53,992
                                                                               --------     --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 64,347     $ 63,390
                                                                               ========     ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                             THREE MONTHS ENDED    SIX MONTHS ENDED
                                                DECEMBER 31,         DECEMBER 31,
                                             ------------------   -----------------
(In Thousands, Except Per Share Amounts)       2005      2004       2005      2004
                                             -------   -------    -------   -------
NET SALES                                    $17,188   $14,812    $29,948   $27,056
COST OF SALES                                  8,890     7,394     16,067    13,610
                                             -------   -------    -------   -------
   GROSS PROFIT                                8,298     7,418     13,881    13,446

OPERATING EXPENSES
   Selling, general and administrative         3,652     3,355      6,944     6,152
   Engineering, research and development       1,886     1,917      3,758     3,620
                                             -------   -------    -------   -------
      Total operating expenses                 5,538     5,272     10,702     9,772
                                             -------   -------    -------   -------

   OPERATING INCOME                            2,760     2,146      3,179     3,674

OTHER INCOME AND (EXPENSES)
   Interest income, net                          104       127        251       218
   Foreign currency gain (loss)                 (126)       89        (77)      120
   Other                                         162       (49)       161       (12)
                                             -------   -------    -------   -------
      Total other income (expenses)              140       167        335       326
                                             -------   -------    -------   -------

INCOME BEFORE INCOME TAXES                     2,900     2,313      3,514     4,000

INCOME TAX EXPENSE (NOTE 9)                      706       846      1,051     1,568
                                             -------   -------    -------   -------
NET INCOME                                   $ 2,194   $ 1,467    $ 2,463   $ 2,432
                                             =======   =======    =======   =======

EARNINGS PER COMMON SHARE
   Basic                                     $  0.25   $  0.17    $  0.28   $  0.28
   Diluted                                   $  0.24   $  0.16    $  0.27   $  0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                       8,668     8,749      8,749     8,738
   Dilutive effect of stock options              502       664        474       665
                                             -------   -------    -------   -------
   Diluted                                     9,170     9,413      9,223     9,403
                                             =======   =======    =======   =======

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                              DECEMBER 31,
                                                                           -----------------
(In Thousands)                                                               2005      2004
                                                                           -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                              $ 2,463   $ 2,432
   Adjustments to reconcile net income to net cash provided from
      (used for) operating activities:
      Depreciation and amortization                                            654       665
      Stock compensation expense                                               383        --
      Deferred income taxes                                                     33     1,074
      Stock option income tax benefit                                           53        22
      Other                                                                    (28)       84
      Changes in assets and liabilities, exclusive of changes shown
         separately                                                         (1,639)     (935)
                                                                           -------   -------
         Net cash provided from operating activities                         1,919     3,342

CASH FLOWS FROM FINANCING ACTIVITIES
   Revolving credit borrowings                                                 468       441
   Revolving credit repayments                                                (468)     (441)
   Proceeds from stock plans                                                   162       167
   Repurchase of company stock                                              (2,947)      (38)
                                                                           -------   -------
         Net cash provided from (used for) financing activities             (2,785)      129

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                       (591)     (763)
                                                                           -------   -------
         Net cash used for investing activities                               (591)     (763)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  (132)    1,122
                                                                           -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (1,589)    3,830
CASH AND CASH EQUIVALENTS, JULY 1                                           20,374    19,679
                                                                           -------   -------
CASH AND CASH EQUIVALENTS, DECEMBER 31                                     $18,785   $23,509
                                                                           =======   =======

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
   Receivables, net                                                        $(1,985)  $ 3,322
   Inventories                                                                (644)     (763)
   Accounts payable                                                            972       483
   Other current assets and liabilities                                         18    (3,977)
                                                                           -------   -------
                                                                           $(1,639)  $  (935)
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

2.   INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out ("FIFO") method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $518,000 and $520,000 at December 31, 2005 and June 30, 2005,
respectively, is comprised of the following (in thousands):

                  DECEMBER 31,   JUNE 30,
                      2005         2005
                  ------------   --------
Component Parts      $3,234       $2,799
Work In Process         396          407
Finished Goods        2,898        2,678
                     ------       ------
Total                $6,528       $5,884
                     ======       ======

3.   EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Effective with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123R), the calculation of diluted shares also takes into effect the average unrecognized non-cash stock-based compensation expense and additional adjustments for tax benefits related to non-cash stock-based compensation expense.

Options to purchase 955,000 and 624,000 shares of common stock outstanding in the three months ended December 31, 2005 and 2004, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 1,031,000 and 623,000 shares of common stock outstanding in the six months ended December 31, 2005 and 2004, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

At December 31, 2005, the Company had forward exchange contracts to sell 3.0 million Euros ($3.6 million equivalent) at a weighted average settlement rate of
1.20 Euros to the United States Dollar. The contracts outstanding at December 31, 2005, mature through September 29, 2006. The objective of the hedge transactions is to protect designated portions of the Company's net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized income of approximately $92,000 and $132,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and six months ended December 31, 2005, respectively. Offsetting this amount was an increase in other comprehensive income (loss) for the translation effect of the Company's foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At December 31, 2004, the Company had $8.0 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.28 Euros to the United States Dollar. The Company recognized a charge of approximately $988,000 and $1.1 million in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the three and six months ended December 31, 2004, respectively.

5.   COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

                                               2005     2004
                                              ------   ------
THREE MONTHS ENDED DECEMBER 31,
Net Income                                    $2,194   $1,467
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments     (186)   1,863
   Forward Contracts                              92     (988)
                                              ------   ------
Total Comprehensive Income                    $2,100   $2,342
                                              ======   ======

                                               2005      2004
                                              ------   -------
SIX MONTHS ENDED DECEMBER 31,
Net Income                                    $2,463   $ 2,432
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments     (257)    2,205
   Forward Contracts                             132    (1,131)
                                              ------   -------
Total Comprehensive Income                    $2,338   $ 3,506
                                              ======   =======

6.   CREDIT FACILITIES

The Company had no debt outstanding at December 31, 2005.

The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2007. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (7.25% as of December 31, 2005) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 6.41% as of December 31, 2005) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $35.5 million as of December 31, 2005 and to have no advances outstanding for 30 consecutive days each calendar year.

At December 31, 2005, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $592,000 at December 31, 2005). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At December 31, 2005, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 103,000 Euros (equivalent to approximately $122,000 at December 31, 2005).

7.   STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment ("SFAS 123R"), effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in the Company's financial statements. Prior to July 1, 2005, the Company applied the requirements of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based plans. Under APB 25, generally no compensation expense was recognized for the Company's stock-based plans since the exercise price of granted employee stock options was greater than or equal to the market value of the underlying common stock on the date of grant.

The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The Company continues to use the Black Scholes model for determining stock option valuations. The provisions of SFAS 123R also apply to awards granted prior to July 1, 2005 that did not vest before July 1, 2005 (transition awards). The compensation cost for the portion of the transition awards that had not vested by July 1, 2005 is based on the grant-date fair value of these transition awards as calculated for pro forma disclosures under the provisions of SFAS 123. Compensation cost for these transition awards are attributed to periods beginning July 1, 2005 and use the Black Scholes method used under SFAS 123, except that an estimate of expected forfeitures is used rather than actual forfeitures.

The Company recognized as an operating expense non-cash stock-based compensation cost in the amount of $198,000 and $383,000 in the three and six months ended December 31, 2005. This had the effect of decreasing net income by $161,000, or $0.02 per diluted share, and $311,000, or $0.03 per diluted share, for the quarter and six months ended December 31, 2005, respectively. As of December 31, 2005, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1.5 million.

SFAS 123R requires the Company to present pro forma information for periods prior to the adoption as if the Company had accounted for all employee stock-based awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the stock-based awards at the date of the grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net income and earnings per share for the periods indicated as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock-based employee compensation plans. (in thousands except per share amounts):

                                                             THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              DECEMBER 31, 2004   DECEMBER 31, 2004
                                                             ------------------   -----------------
NET INCOME
   AS REPORTED                                                     $1,467               $ 2,432
   EFFECT OF STOCK-BASED COMPENSATION EXPENSE - NET OF TAX           (136)                 (272)
                                                                   ------               -------
   PRO FORMA                                                       $1,331               $ 2,160
                                                                   ======               =======

EARNINGS PER SHARE
   BASIC - AS REPORTED                                             $ 0.17               $  0.28
   BASIC - PRO FORMA                                               $ 0.15               $  0.25
   DILUTED - AS REPORTED                                           $ 0.16               $  0.26
   DILUTED - PRO FORMA                                             $ 0.14               $  0.23

The Company maintains a 1992 Stock Option Plan ("1992 Plan") and 1998 Global Team Member Stock Option Plan ("1998 Plan") covering substantially all company employees and certain other key persons and a Directors Stock Option Plan ("Directors Plan") covering all non-employee directors. During fiscal 2005, shareholders approved a new 2004 Stock Incentive Plan that replaced the 1992 and Directors Plans as to future grants. Options previously granted under the 1992 and Directors Plans will continue to be maintained until all options are executed, cancelled or expire. The 2004, 1992 and Directors Plans are administered by a committee of the Board of Directors, the Management Development, Compensation and Stock Option Committee. The 1998 Plan is administered by the President of the Company.

Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, unless specified in the 2004 Stock Incentive Plan. As of December 31, 2005, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. Options outstanding under the Directors Plan are either an initial option or an annual option. Prior to December 7, 2004, initial options of 15,000 shares were granted as of the date the non-employee director was first elected to the Board of Directors and became exercisable in full on the first anniversary of the date of grant. Prior to December 7, 2004, annual options of 3,000 shares were granted as of the date of the respective annual meeting to each non-employee director serving at least six months prior to the annual meeting and become exercisable in three annual increments of 33 1/3% after the date of grant. Options under the Directors Plan expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company's stock on the date of grant.

Activity under these Plans is shown in the following tables:

                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                               DECEMBER 31, 2005                     DECEMBER 31, 2005
                                     -------------------------------------   ---------------------------------
                                                                                                     Aggregate
                                                 Weighted      Aggregate                 Weighted   Instrinsic
                                                  Average   Instrinsic (1)                Average    (1) Value
                                                 Exercise      Value (in                 Exercise       (in
Shares subject to option               Shares      Price       millions)       Shares      Price     millions)
------------------------             ---------   --------   --------------   ---------   --------   ----------
Outstanding at beginning of period   2,134,021    $ 7.60                     2,204,007    $ 7.56
New Grants (based on fair value of
   common stock at dates of grant)     151,675    $ 6.56                       151,675    $ 6.56
Exercised                              (62,928)   $ 1.76                       (76,292)   $ 1.78
Expired                                (20,512)   $21.03                       (21,512)   $20.78
Forfeited                               (3,537)   $ 5.71                       (59,159)   $ 7.23
Outstanding at end of period         2,198,719    $ 7.57         $5.19       2,198,719    $ 7.57       $5.19
Exercisable at end of period         1,501,318    $ 8.57         $4.03       1,501,318    $ 8.57       $4.03

                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                               DECEMBER 31, 2004                     DECEMBER 31, 2004
                                     -------------------------------------   ---------------------------------
                                                                                                     Aggregate
                                                 Weighted      Aggregate                 Weighted   Instrinsic
                                                  Average   Instrinsic (1)                Average    (1) Value
                                                 Exercise      Value (in                 Exercise       (in
Shares subject to option               Shares      Price       millions)       Shares      Price     millions)
------------------------             ---------   --------   --------------   ---------   --------   ----------
Outstanding at beginning of period   2,156,396    $ 8.14                     2,182,882    $ 8.06
New Grants (based on fair value of
   common stock at dates of grant)     388,550    $ 6.74                       389,050    $ 6.74
Exercised                               (6,289)   $ 2.57                       (31,101)   $ 1.81
Expired                                      0    $ 0.00                             0    $ 0.00
Forfeited                             (223,375)   $13.55                      (225,549)   $13.45
Outstanding at end of period         2,315,282    $ 7.39         $6.40       2,315,282    $ 7.39       $6.40
Exercisable at end of period         1,307,152    $ 9.65         $3.55       1,307,152    $ 9.65       $3.55

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the three months ended December 31, 2005 and 2004 was $77,898 and $26,805, respectively. The total intrinsic value of stock options exercised during the six months ended December 31, 2005 and 2004 was $141,293 and $70,833, respectively.

The total fair value of shares vested during the three months ended December 31, 2005 and 2004 was $163,000 and $270,000, respectively. The total fair value of shares vested during the six months ended December 31, 2005 and 2004 was $339,000 and $557,000, respectively.

Activity regarding non-vested shares is shown in the following table:

                                              WEIGHTED AVERAGE
                                                 GRANT DATE
        NON-VESTED SHARES           SHARES       FAIR VALUE
        -----------------          --------   ----------------
Non-vested at July 1, 2005          768,133        $ 6.85
   Granted                               --            --
   Vested                          (103,675)       $ 8.13
   Cancelled                        (52,346)       $ 6.75
                                   --------
Non-vested at September 30, 2005    612,112        $ 6.89
   Granted                          151,675        $ 6.56
   Vested                           (57,463)       $ 5.90
   Cancelled                        (47,245)       $16.78
                                   --------
Non-vested at December 31, 2005     659,079        $ 5.33
                                   ========

The estimated fair value as of the date options were granted during the periods presented using the Black Scholes option-pricing model, was as follows:

                                        THREE MONTHS   THREE MONTHS   SIX MONTHS   SIX MONTHS
                                            ENDED          ENDED         ENDED       ENDED
                                         12/31/2005     12/31/2004    12/31/2005   12/31/2004
                                        ------------   ------------   ----------   ----------
Weighted Average Estimated Fair Value
   Per Share Of Options Granted
   During The Period                       $ 2.23         $ 2.12        $ 2.23       $ 2.12
Assumptions:
   Amortized Dividend Yield                    --             --            --           --
   Common Stock Price Volatility            30.57%         28.39%        30.57%       28.39%
   Risk Free Rate Of Return                  3.88%          3.38%         3.88%        3.38%
   Expected Option Term (in years)              5              5             5            5

The following table summarizes information about stock options at December 31, 2005:

                                     OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                           ---------------------------------------   --------------------
                                           WEIGHTED       WEIGHTED               WEIGHTED
                                            AVERAGE        AVERAGE                AVERAGE
                                           REMAINING      EXERCISE               EXERCISE
RANGE OF EXERCISE PRICES     SHARES    CONTRACTUAL LIFE     PRICE      SHARES      PRICE
------------------------   ---------   ----------------   --------   ---------   --------
$1.21 to $ 1.53              588,219         5.76          $ 1.39      475,972    $ 1.41
 1.72 to   6.45              567,251         5.96          $ 4.28      379,323    $ 3.86
 6.47 to   6.97              618,553         7.64          $ 6.68      261,650    $ 6.65
 6.98 to  33.96              424,696         1.83          $21.84      384,373    $23.37
                           ---------                                 ---------
$1.21 to $33.96            2,198,719         5.58          $ 7.57    1,501,318    $ 8.57
                           =========                                 =========

At December 31, 2005, options covering 668,589 shares were available for future grants under the 2004 and 1998 Plans.

8.   COMMITMENTS AND CONTINGENCIES

Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.

The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $5.7 million using a December 31, 2005 exchange rate. Carbotech has filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS' claims.

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

9.   INCOME TAXES

The Company had established in fiscal 2002, a valuation allowance for a portion of the Company's net operating loss carryforwards and tax credit carryforwards where it was more likely than not that these tax benefits would expire prior to the Company being able to realize the benefit. Based on the past few years of taxable income in the United States and expected taxable income in the United States in the future, the Company believes there is positive evidence that it is more likely than not that the tax benefits associated with the valuation allowance on the net operating loss carryforwards will now be utilized. As a result, in the second quarter of fiscal 2006, the Company recognized a $725,000 tax benefit associated with reversing the valuation allowance related to net operating losses in the United States. The Company continues to have a valuation allowance for tax credit carryforwards that it still expects will more likely than not expire prior to the tax benefit being realized.

During the second quarter of fiscal 2006, the Company recorded a $290,000 tax expense related to the repatriation of $6.3 million of unremitted earnings of certain of the Company's European subsidiaries under the provisions of the American Jobs Creation Act of 2004.

10.  NEW ACCOUNTING PRONOUNCEMENTS

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

Effective July 1, 2005, the Company adopted SFAS 123R, "Share-Based Payment". This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Effective July 1, 2005, the Company also adopted the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 107, "Share-Based Payment". This SAB provides guidance regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Under SFAS 123R and SAB 107, the Company recorded in the second quarter and first half of fiscal 2006 $198,000 and $383,000, respectively, of non-cash stock-based compensation expense related to the amortization of the fair value of stock options and, to a smaller extent, the amortization of the fair value of the Company's Employee Stock Purchase Plan. The non-cash stock-based compensation expense had the effect of reducing net income $161,000, or $0.02 per diluted share, and $311,000, or $0.03 per diluted share, during the quarter and first half of fiscal 2006, respectively. See Note 7 for further information regarding the Company's stock plans.

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

The Company's financial base remained strong, with no debt and approximately $18.8 million of cash at December 31, 2005 available to support its growth plans. The Company's near-term focus for growth has been on the successful introduction of two Automated Systems products, AutoFit(R) and AutoScan(R), which are designed to expand the Company's product offerings in its worldwide automotive markets, the continued development of enhanced versions of its ScanWorks(R) product line and its other new product development efforts relating to products outside the automotive industry. The latest version of the Company's ScanWorks(R) product line which the Company believes offers features and a level of precision that are superior to similar competitive products was demonstrated at a show in Europe during the second quarter. The Company continues to believe that these products have the potential to yield significant sales growth.

The Company has initiated its plans to achieve sales growth in largely untapped geographic areas, including Asia and Eastern Europe, related to the emerging automotive markets in those areas and the expansion of the Company's business with current customers in Japan. Toward this end, the Company has established an office in Singapore and hired and trained most of the new personnel necessary to support the new business opportunities in these regions. The Company believes that the long term sales growth potential in these geographic regions will provide a significant return on the investment in personnel.

The Company's revenues are principally derived from the sale of products for use in the automotive industry. New vehicle tooling programs are the most important selling opportunity for the Company's automotive related sales. The number and timing of new vehicle tooling programs can be influenced by a number of economic factors. Therefore, from a macro perspective, the Company continues to assess the global economy and its likely effect on the Company's automotive customers and markets served. The Company continues to view the automotive industry's focus on introducing new vehicles more frequently to satisfy their customers' changing requirements, as well as their continuing focus on improved quality, as positive indicators for new business. The Company is continuing its efforts to increase revenue outside the automotive industry, principally through its Technology Components Group and other new product development efforts.

Effective July 1, 2005, the Company was required to adopt a new accounting pronouncement, SFAS 123R, that required the Company to record non-cash stock-based compensation expense for its stock compensation plans. Previously, the Company generally did not record non-cash stock-based compensation as an expense following the requirements of Accounting Principles Board Opinion 25. Under SFAS 123R, the Company recorded $198,000 of non-cash stock-based compensation expense in the second quarter and $383,000 for the six months ended December 31, 2005 related to the amortization of the fair value of stock options and, to a smaller extent, the amortization of the fair value of the Company's Employee Stock Purchase Plan. The non-cash stock-based compensation expense had the effect of reducing net income by $161,000, or $0.02 per diluted share, and $311,000, or $0.03 per diluted share, for the quarter and six months ended December 31, 2005, respectively. Based upon outstanding stock option grants, the Company expects quarterly non-cash stock-based compensation expense for the balance of fiscal 2006 to be at comparable levels. Additional stock-based awards granted under these plans during fiscal 2006 could increase the amount of non-cash stock-based compensation expense.

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

RESULTS OF OPERATIONS

       THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED
                                DECEMBER 31, 2004

For the second quarter of fiscal 2006, the Company reported net income of $2.2 million, or $0.24 per diluted share, compared to net income of $1.5 million or $0.16 per diluted share, for the second quarter of fiscal 2005. Specific line item results are described below.

SALES - Net sales of $17.2 million for the second quarter of fiscal 2006 were up $2.4 million, compared with the same period one year ago. The following tables set forth comparison data for the Company's net sales by product groups and geographic location.

SALES (BY GROUP)        SECOND QUARTER   SECOND QUARTER
(in millions)                2006             2005        INCREASE/(DECREASE)
----------------        --------------   --------------   -------------------
Automated Systems       $13.2    76.7%   $11.1    75.0%      $2.1    18.9%
Technology Components     3.0    17.5%     2.2    14.9%       0.8    36.4%
Value Added Services      1.0     5.8%     1.5    10.1%      (0.5)  (33.3)%
                        -----   -----    -----   -----       ----
Totals                  $17.2   100.0%   $14.8   100.0%      $2.4    16.2%
                        =====   =====    =====   =====       ====

SALES (BY LOCATION)     SECOND QUARTER   SECOND QUARTER
(in millions)                2006             2005        INCREASE/(DECREASE)
-------------------     --------------   --------------   -------------------
North America           $12.0    69.8%   $ 9.2    62.2%      $ 2.8   30.4%
Europe                    4.9    28.5%     5.3    35.8%       (0.4)  (7.5)%
Asia                      0.3     1.7%     0.3     2.0%        0.0    0.0%
                        -----   -----    -----   -----       -----
Totals                  $17.2   100.0%   $14.8   100.0%      $ 2.4   16.2%
                        =====   =====    =====   =====       =====

Sales of the Company's Automated Systems products increased primarily due to the early delivery of a large AutoGauge(R) order to support a revised customer delivery schedule. Within the Technology Components Group, the sales increase primarily represented higher ScanWorks(R) sales as a result of the resolution of certain component part supply issues. The sales decrease in the sale of Value Added Services was primarily due to the timing of customer requirements. The Company does not believe that it reflected a trend of lower demand. The Company is focusing sales efforts in both North America and Europe on the sale of Value Added Services. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. The sales increase in North America was primarily due to the early delivery of a large AutoGauge(R) order. The sales decrease in Europe was primarily due to the decline in the Euro that based on conversion rates in effect this quarter resulted in $520,000 less in sales than the comparable rates in the second quarter of fiscal 2005 would have yielded.

BOOKINGS - The Company had new order bookings during the quarter of $18.9 million compared with new order bookings of $15.0 million in the first quarter of fiscal 2006 and $16.9 million for the quarter ended December 31, 2004. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company's bookings by product groups and geographic location.

BOOKINGS (BY GROUP)     SECOND QUARTER   SECOND QUARTER
(in millions)                2006             2005        INCREASE/(DECREASE)
-------------------     --------------   --------------   -------------------
Automated Systems       $15.5    82.0%   $13.6    80.4%       $1.9   14.0%
Technology Components     1.9    10.1%     1.8    10.7%        0.1    5.6%
Value Added Services      1.5     7.9%     1.5     8.9%        0.0    0.0%
                        -----   -----    -----   -----        ----
TOTALS                  $18.9   100.0%   $16.9   100.0%       $2.0   11.8%
                        =====   =====    =====   =====        ====

BOOKINGS (BY LOCATION)   SECOND QUARTER   SECOND QUARTER
(in millions)                 2006             2005        INCREASE/(DECREASE)
----------------------   --------------   --------------   -------------------
North America            $14.9    78.8%   $12.1    71.6%     $ 2.8    23.1%
Europe                     3.8    20.1%     4.8    28.4%      (1.0)  (20.8)%
Asia                       0.2     1.1%     0.0     0.0%       0.2   100.0%
                         -----   -----    -----   -----      -----
TOTALS                   $18.9   100.0%   $16.9   100.0%     $ 2.0    11.8%
                         =====   =====    =====   =====      =====

The high level of new orders this quarter primarily reflected a large order for AutoGauge(R) systems to support a customer's new vehicle platform that will be assembled at several assembly plants in North America. The lower level of new orders in Europe reflected the generally weak state of many European economies. Historically, the Company's rate of new orders has varied from quarter to quarter. Based on the timing of current customer programs and associated Automated Systems new order opportunities, the Company expects new order bookings for the second half of fiscal 2006 to be lower than the very high level achieved in the first half of fiscal 2006. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

BACKLOG - The Company's backlog was $22.0 million as of December 31, 2005 compared with $20.2 million as of September 30, 2005 and $15.6 million as of December 31, 2004. The following tables set forth comparison data for the Company's backlog by product groups and geographic location.

BACKLOG (BY GROUP)       SECOND QUARTER   SECOND QUARTER
(in millions)                 2006             2005        INCREASE/(DECREASE)
------------------       --------------   --------------   -------------------
Automated Systems        $19.1    86.8%   $12.2    78.2%     $ 6.9    56.6%
Technology Components      1.2     5.5%     1.9    12.2%      (0.7)  (36.8)%
Value Added Services       1.7     7.7%     1.5     9.6%       0.2   (13.3)%
                         -----   -----    -----   -----      -----
TOTALS                   $22.0   100.0%   $15.6   100.0%     $ 6.4    41.0%
                         =====   =====    =====   =====      =====

BACKLOG (BY LOCATION)    SECOND QUARTER   SECOND QUARTER
(in millions)                 2006             2005        INCREASE/(DECREASE)
---------------------    --------------   --------------   -------------------
North America            $15.6    70.9%   $10.2    65.4%     $ 5.4    52.9%
Europe                     6.2    28.1%     5.1    32.7%       1.1    21.6%
Asia                       0.2     1.0%     0.3     1.9%      (0.1)  (33.3)%
                         -----   -----    -----   -----      -----
TOTALS                   $22.0   100.0%   $15.6   100.0%     $ 6.4    41.0%
                         =====   =====    =====   =====      =====

The Company expects to be able to fill substantially all of the orders in backlog during the next twelve months. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer.

GROSS PROFIT - Gross profit was $8.3 million, or 48.3% of sales, in the second quarter of fiscal year 2006, as compared to $7.4 million, or 50.1% of sales, in the second quarter of fiscal year 2005. The margin decrease primarily reflected the decline in the Euro to the U.S. dollar that based on conversion rates this quarter had the effect of lowering margins by approximately 2.0% compared with the second quarter of fiscal 2005. Favorable installation and manufacturing fixed overhead absorption at the higher level of operation this quarter was offset by lower sales related to customer buy-offs on completed system installations with nominal associated costs in fiscal 2006 compared to fiscal 2005, and a product mix in fiscal 2006 with lower average gross profit compared with the second quarter of fiscal 2005.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES - SG&A expenses were $3.7 million in the quarter ended December 31, 2005 compared to $3.4 million in the second quarter a year ago. The increase was primarily due to salary and benefit increases and personnel additions of approximately $280,000, higher travel expenses of $140,000, recruiting and relocation expenses of approximately $100,000, and non-cash stock-based compensation expense of $72,000. These increases were partially offset by lower employee profit sharing of $206,000, a net decrease in the allowance for doubtful accounts of $140,000, and a net benefit of approximately $140,000 resulting from converting selling, general, and administrative expenses in Europe at the lower Euro rate. Various other expense increases including sales promotion, audit fees, and the Singapore office start-up made up the balance of the increase.

ENGINEERING, RESEARCH AND DEVELOPMENT (R&D) EXPENSES - Engineering and R&D expenses were $1.9 million in the quarter ended December 31, 2005 down slightly from the second quarter a year ago. Lower spending on engineering contract services and material for new product development of $177,000 and employee profit sharing of $100,000 offset salary and benefit increases of approximately $150,000 and non-cash stock-based compensation expense of $68,000 compared with the second quarter of fiscal 2005.

INTEREST INCOME, NET - Net interest income was $104,000 in the second quarter of fiscal 2006 compared with net interest income of $127,000 in the second quarter of fiscal 2005. The decrease was due to interest expense of approximately $53,000 on additional taxes related to a tax audit in Germany for fiscal years 2001 through 2003 that offset higher interest income resulting from higher interest rates on cash invested in short term securities compared to one year ago.

FOREIGN CURRENCY - There was a net foreign currency transaction loss of $126,000 this quarter primarily due to the declining Euro compared with a net foreign currency gain of $89,000 last year when the Euro was strengthening.

OTHER - Other income of $162,000 this quarter primarily reflected the value of stock received by the Company when a mutual life insurance company was demutualized. Other expense in the second quarter of fiscal 2005 of $49,000 was primarily due to the loss on a Euro foreign exchange contract.

     INCOME TAXES - Income tax expense this quarter included the recognition of a $725,000 tax benefit associated with reversing a valuation allowance related to net operating losses in North America that the Company now believes will be utilized, and a $290,000 tax expense related to the repatriation of $6.3 million of unremitted earnings of certain of the Company's European subsidiaries under the provisions of the American Jobs Creation Act of 2004. The effective tax rate excluding these two items was 39.3% for the second quarter of fiscal 2006 compared to 36.6% in fiscal 2005 and principally reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates. In addition, the Company is not able to record a tax benefit for non-cash stock-based compensation expense related to incentive stock options and the Company's Employee Stock Purchase Plan, which had the effect of increasing the effective tax rate in fiscal 2006 by 1.0%.

     OUTLOOK - Because the Company received orders in the second quarter that it had expected to receive in the third quarter, the Company does not expect its rate of new orders to continue at the very high level achieved in the first half of fiscal 2006. The Company expects sales in the third quarter of fiscal 2006 to be comparable to the third quarter of fiscal 2005 and operating results at or slightly below break-even. Factors affecting operating results are the decline in the Euro this year compared to last year, increased investment in new resources in Asia and Europe to implement the Company's sales growth strategy and stock compensation expense in fiscal 2006 related to the adoption of SFAS 123R. The Company continues to expect revenues for fiscal 2006 to be approximately 10% higher than those of fiscal 2005 although this sales growth is dependent on incremental sales from the Company's recently introduced Automated Systems products as well as sales from new products which the Company has not yet released. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of the uncertainties regarding the development and introduction of new products.

As previously announced, the Company has made important new investments in fiscal 2006, largely in personnel, for recently introduced products, new product development and potential geographic growth opportunities in the United States, Europe, Eastern Europe and Asia, particularly where the Company had not aggressively pursued business previously and where we see potential for sales growth. Most of the planned personnel additions and training have been completed. The Company expects selling expenses and, to a lesser degree, research and development expenses to be higher than those of fiscal 2005. The Company also expects to generate revenue from these investments beginning with the second half of fiscal 2006, and net income growth from these investments beginning in fiscal 2007. As a result of these investments, the uncertainty of when new sales will actually be reported, the decline in the Euro this year compared to last year and the adoption of SFAS 123R, the Company expects net income levels for fiscal 2006 to be lower than fiscal 2005.

The Company's new order bookings and sales forecast for its products sold to the automotive industry is based on a thorough assessment of the probable size, system content, and timing of each of the programs being considered by our automotive customers. These factors are difficult to quantify accurately because over time the Company's customers assess changes in the economy and the probable effect of these changes on their business, and on occasion adjust the number and timing of their new vehicle programs to reflect changing business conditions. The Company continues to view as positive indicators for new business, the automotive industry's focus on introducing new vehicles more frequently to satisfy their customers' changing requirements, as well as their continuing focus on improved quality. The Company's new order bookings and sales forecast for products sold outside the automotive industry, including unreleased products, is based upon management's assessment of potential orders based upon its prior experience with these products or, in the case of unreleased products, its experience in the industry into which the products are to be sold.

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

         SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO SIX MONTHS ENDED
                                DECEMBER 31, 2004

The Company reported net income of $2.5 million, or $0.27 per diluted share, for the first half of fiscal 2006, compared with net income of $2.4 million, or $0.26 per diluted share for the six months ended December 31, 2004.

SALES - Net sales in the first six months of fiscal 2006 were $29.9 million, compared to $27.1 million for the six months ended December 31, 2004. The following tables set forth comparison data for the Company's net sales by product groups and geographic location.

SALES (BY GROUP)          SIX MONTHS       SIX MONTHS
(in millions)           ENDED 12/31/05   ENDED 12/31/04   INCREASE/(DECREASE)
----------------        --------------   --------------   -------------------
Automated Systems       $22.3    74.6%   $19.0    70.1%      $3.3    17.4%
Technology Components     5.9    19.7%     5.2    19.2%       0.7    13.5%
Value Added Services      1.7     5.7%     2.9    10.7%      (1.2)  (41.4)%
                        -----   -----    -----   -----       ----
Totals                  $29.9   100.0%   $27.1   100.0%      $2.8    10.3%
                        =====   =====    =====   =====       ====

SALES (BY LOCATION)     SIX MONTHS       SIX MONTHS
(in millions)         ENDED 12/31/05   ENDED 12/31/04   INCREASE/(DECREASE)
-------------------   --------------   --------------   -------------------
North America         $18.3    61.2%   $17.1    63.1%       $1.2    7.0%
Europe                 10.8    36.1%     9.2    33.9%        1.6   17.4%
Asia                    0.8     2.7%     0.8     3.0%        0.0    0.0%
                      -----   -----    -----   -----        ----
Totals                $29.9   100.0%   $27.1   100.0%       $2.8   10.3%
                      =====   =====    =====   =====        ====

Sales by product line and geographic region for both six month periods generally reflected the timing of orders scheduled for delivery. The sales increase in the Automated Systems Group was primarily due to higher sales of AutoGauge(R) systems. Higher sales of AutoGuide(R) and AutoScan(R) systems also contributed to the increase. The sales increase in the Technology Components Group was primarily due to higher sales of ScanWorks(R). The Company does not believe that the decrease in sales of Value Added Services reflected a trend in reduced customer demand. The Company is focusing sales efforts in both North America and Europe on the sale of Value Added Services. The sales increase in North America was primarily due to higher sales of AutoGuide(R) systems within the Automated Systems Group and ScanWorks(R) products within the Technology Components Group. The increased sales in Europe was primarily due to higher sales of AutoGauge(R) systems within the Automated Systems Group. Sales in Europe were higher despite the declining Euro that based on conversion rates in effect for fiscal year 2006 resulted in $500,000 less sales than the comparable rates for the same period of fiscal 2005 would have yielded.

BOOKINGS - New order bookings for the six months ended December 31, 2005 were $33.9 million compared to $23.6 million for the same period one year ago. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company's bookings by product groups and geographic location.

BOOKINGS (BY GROUP)       SIX MONTHS       SIX MONTHS
(in millions)           ENDED 12/31/05   ENDED 12/31/04   INCREASE/(DECREASE)
-------------------     --------------   --------------   -------------------
Automated Systems       $27.1    80.0%   $16.0    67.8%      $11.1    69.4%
Technology Components     4.5    13.3%     4.4    18.6%        0.1     2.3%
Value Added Services      2.3     6.7%     3.2    13.6%       (0.9)  (28.1)%
                        -----   -----    -----   -----       -----
TOTALS                  $33.9   100.0%   $23.6   100.0%      $10.3    43.6%
                        =====   =====    =====   =====       =====

BOOKINGS (BY LOCATION)     SIX MONTHS       SIX MONTHS
(in millions)            ENDED 12/31/05   ENDED 12/31/04   INCREASE/(DECREASE)
----------------------   --------------   --------------   ------------------
North America            $24.9    73.4%   $15.8    67.0%      $ 9.1   57.6%
Europe                     8.4    24.8%     7.3    30.9%        1.1   15.1%
Asia                       0.6     1.8%     0.5     2.1%        0.1   20.0%
                         -----   -----    -----   -----       -----
TOTALS                   $33.9   100.0%   $23.6   100.0%      $10.3   43.6%
                         =====   =====    =====   =====       =====

The increase in orders for the Automated Systems Group and North America was primarily due to a significant increase for AutoGauge(R) systems principally as a result of a large order to support a customer's new vehicle platform that will be assembled at several plants in North America. New orders for AutoGuide(R) systems were also higher in fiscal 2006 compared to last year reflecting increased customer demand for this product following the redesign of the software used in the AutoGuide(R) systems. Historically, the Company's rate of new orders has varied from quarter to quarter. Based on the timing of current customer programs and associated Automated Systems new order opportunities, the Company expects new order bookings for the second half of fiscal 2006 to be lower than the very high level achieved in the first half of fiscal 2006. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

GROSS PROFIT - Gross profit was $13.9 million, or 46.4% of sales, in the first half of fiscal year 2006, as compared to $13.4 million, or 49.7% of sales, in the first half of fiscal year 2005: the margin decrease primarily reflected the following two factors that favorably effected margins in the first half of fiscal 2005; the benefit from higher than normal sales reported last year in North America related to customer buy-offs on completed system installations with nominal associated cost and the decline in the Euro to the U.S. dollar this year compared to the first half of fiscal 2005.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES - SG&A expenses were $6.9 million for the six months ended December 31, 2005 compared to $6.2 million in the six-month period a year ago. The increase was primarily due to salary and benefit increases and personnel additions of approximately

$445,000, higher travel expenses of $185,000, non-cash stock-based compensation expense of $140,000, recruiting and relocation expenses of approximately $120,000, and a $75,000 increase in audit fees mainly due to costs incurred to prepare for the increased reporting requirements regarding the Company's internal controls under Section 404 of the Sarbanes Oxley Act and comply with new accounting requirements under SFAS 123R regarding stock-based compensation expense. These increases were partially offset by lower employee profit sharing of $206,000, a net benefit of approximately $140,000 resulting from converting selling, general, and administrative expenses in Europe at a lower Euro rate compared to last year and a net decrease in the allowance for doubtful accounts of $59,000. Various other expense increases including sales promotion and Singapore office start-up expenses made up the balance of the increase.

ENGINEERING, RESEARCH AND DEVELOPMENT (R&D) EXPENSES - Engineering and R&D expenses were $3.8 million for the six months ended December 31, 2005 compared to $3.6 million for the six-month period a year ago. The increase was due principally to increased spending of approximately $160,000 for salary and benefit increases and non-cash stock-based compensation expense of $131,000 that was partially offset by lower spending on engineering contract services and material for new product development of $110,000 and lower employee profit sharing of $109,000.

INTEREST INCOME, NET - Net interest income was $251,000 in the first half of fiscal 2006 compared with net interest income of $218,000 in the first half of fiscal 2005. The increase was due to higher interest rates compared to one year ago that was partially offset by interest expense of approximately $53,000 on additional taxes related to a tax audit in Germany for fiscal years 2001-2003.

FOREIGN CURRENCY - There was a net foreign currency loss of $77,000 in the first half of fiscal 2006 primarily due to the declining Euro compared with a net foreign currency gain of $120,000 last year when the Euro was appreciating compared to the U.S. dollar.

OTHER - Other income in the first half of fiscal 2006 of $161,000 primarily reflected the value of stock received by the Company when a mutual life insurance company was demutualized compared to other expense of $12,000 in the second half of fiscal 2005 that was primarily due to the loss on a Euro foreign exchange contract.

INCOME TAXES - Income tax expense in the first half of fiscal 2006 included the recognition of a $725,000 tax benefit associated with reversing a valuation allowance related to net operating losses in North America that the Company now believes will be utilized, and a $290,000 tax expense related to the repatriation of $6.3 million of unremitted earnings of certain of the Company's European subsidiaries under the provisions of the American Jobs Creation Act of 2004. The effective tax rate excluding these two items was 42.3% for the second quarter of fiscal 2006 compared to 39.2% in fiscal 2005 and reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates. In addition, the Company is not able to record a tax benefit for non-cash stock-based compensation expense related to incentive stock options and the Company's Employee Stock Purchase Plan, which had the effect of increasing the effective tax rate in fiscal 2006 by 1.7%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $18.8 million at December 31, 2005, compared to $20.4 million at June 30, 2005. The cash decrease of $1.6 million for the six months ended December 31, 2005 resulted primarily from $2.9 million of cash used to repurchase shares of the Company's common stock, offset by cash provided from operations of $1.9 million. The Company also used $591,000 of cash for capital expenditures and received $162,000 of cash from the purchase of common stock under its employee stock plans. Depreciation and amortization was $654,000 during the six months ended December 31, 2005.

The $1.9 million in cash provided from operations was primarily generated from net income of $2.5 million and the add back of non-cash items such as depreciation and non-cash stock based compensation expense that totaled $1.1 million. Cash provided from operations also reflected a decrease due to the change in net working capital of $1.6 million. Net working capital is defined as changes in assets and liabilities, exclusive of changes shown separately on the Consolidated Statements of Cash Flow. The net working capital increase resulted primarily from increased receivables of $2.0 million and increased inventories of $644,000 that were partially offset by an increase in accounts payable of $972,000. The $2.0 million increase in receivables reflected the higher level of sales achieved in the second quarter of fiscal 2006. Inventory increased due to purchases of items required to fill anticipated orders.

The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the six months ended December 31, 2005, the Company disposed of $2,000 of inventory that had previously been reserved for at June 30, 2005.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company did not have any write-offs of receivables during the first half of fiscal 2006. To date, the Company has not experienced any significant losses related to the collection of accounts receivable except for a customer bankruptcy during fiscal 2005 that resulted in a write-off of approximately $500,000.

The Company had no debt outstanding at December 31, 2005.

The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2007. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (7.25% as of December 31, 2005) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 6.41% as of December 31, 2005) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $35.5 million as of December 31, 2005 and to have no advances outstanding for 30 consecutive days each calendar year.

At December 31, 2005, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $592,000 at December 31, 2005). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At December 31, 2005, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 103,000 Euros (equivalent to approximately $122,000 at December 31, 2005).

On September 9, 2005, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $5.0 million of the Company's common stock during fiscal year 2006. The Company may buy shares of its common stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time. The Company also announced that it has entered into a Rule 10b5-1 trading plan ("Repurchase Plan") with Barrington Research Associates, Inc. to purchase up to $5.0 million of the Company's common stock during fiscal year 2006 (less the dollar amount of purchases by the Company outside the Repurchase
Plan), in open market or privately negotiated transactions, in accordance with the requirements of Rule 10b-18. Pursuant to the authorization, the Company repurchased 425,500 shares of common stock for $2.9 million during the period from September 12, 2005 to December 31, 2005.

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

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of the

Company's Annual Report on Form 10-K for fiscal year 2005. Effective July 1, 2005, the Company adopted SFAS 123R that required the Company to record non-cash stock-based compensation expense for its stock compensation plans. Previously, the Company generally did not record non-cash stock-based compensation as an expense following the requirements of Accounting Principles Board Opinion 25. SFAS 123R was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. As a result, prior period financial statements have not been restated. Under SFAS 123R, the Company recorded $198,000 and $383,000 for the second quarter and six months ended December 31, 2005, respectively, of non-cash stock-based compensation expense related to the amortization of the fair value of granted stock options and, to a smaller extent, the amortization of the fair value of the Company's Employee Stock Purchase Plan. The non-cash stock-based compensation expense had the effect of reducing net income $161,000, or $0.02 per diluted share, and $311,000, or $0.03 per diluted share, for the quarter and six months ended December 31, 2005, respectively.

MARKET RISK INFORMATION

The Company's primary market risk is related to foreign exchange rates. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the United States. The Company may from time to time have interest rate risk in connection with its investment of its cash.

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in the non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At December 31, 2005, the Company's percentage of sales commitments in non-United States currencies was approximately 31.1% or $6.8 million, compared to 41.2% or $6.4 million at December 31, 2004.

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

At December 31, 2005, the Company had forward exchange contracts to sell 3.0 million Euros ($3.6 million equivalent) at a weighted average settlement rate of
1.20 Euros to the United States Dollar. The contracts outstanding at December 31, 2005, mature through September 29, 2006. The objective of the hedge transactions is to protect designated portions of the Company's net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized income of approximately $92,000 and $132,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and six months ended December 31, 2005, respectively. Offsetting this amount was an increase in other comprehensive income (loss) for the translation effect of the Company's foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At December 31, 2004, the Company had $8.0 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.28 Euros to the United States Dollar. The Company recognized a charge of $988,000 and $1.1 million in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the three and six months ended December 31, 2004, respectively.

The Company's potential loss in earnings that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the three and six months ended December 31, 2005 would have been approximately $12,000 and $73,000, respectively. The potential loss in earnings for the comparable periods in fiscal 2005 would have been approximately $52,000 and $69,000, respectively.

INTEREST RATE RISK

The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less. Given the short maturities and investment grade quality of the Company's investment holdings at December 30, 2005, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's cash and cash equivalents. As a result, the Company does not currently hedge these interest rate exposures.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, see Note 10 to the Consolidated Financial Statements, "New Accounting Pronouncements".

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2006 and future new order bookings, revenue, expenses and net income levels, the rate of new orders, the timing of revenue and net income increases from new products which the Company has recently released or has not yet released and from the Company's plans to make important new investments, largely for personnel, for newly introduced products and geographic growth opportunities in the U.S., Europe, Eastern Europe, Asia, the ability of the Company to fund its fiscal year 2006 cash flow requirements and customers' current and future interest in the Company's Value Added Services. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers concentrated in the automotive industry, particularly in the United States and Western Europe, the dependence of the Company's net income levels on increasing revenues, continued pricing pressures from the Company's customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue, order bookings, backlog and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, continued access to third party components for our ScanWorks(R) systems, the ability of the Company to successfully compete with alternative and similar technologies, the timing, number and continuation of the Automotive industry's retooling programs, including the risk that the Company's customers postpone new tooling programs as a result of economic conditions or otherwise, the ability of the Company to develop and introduce new products, the ability of the Company to expand into new markets in Eastern Europe and Asia, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, rapid or unexpected technological changes, the ability of the Company to identify and satisfy demand for the Company's Value Added Services, the ability of the Company to identify business opportunities that fit the Company's strategic plans, the ability to implement identified business opportunities on terms acceptable to the Company and the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive industry, which has from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in this industry. The ability of the Company to develop and introduce new products, especially in markets outside of automotive, is subject to a number of uncertainties, including general product demand and market acceptance risks, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, the ability of the Company to identify satisfactory distribution networks, the ability of the Company to develop internally or identify externally high quality cost effective manufacturing capabilities for the products, general product development and commercialization difficulties, and the level of interest existing and potential new customers may have in new products and technologies generally. The ability of the Company to expand into new geographic markets is subject to a number of uncertainties, including the timing of customer acceptance of the Company's products and technologies, the impact of changes in local economic conditions, the ability of the Company to attract the appropriate personnel to effectively represent, install and service the Company's products in the market and uncertainties inherent in doing business in foreign markets, especially those that are less well developed than the Company's traditional markets, such as the impact of fluctuations in foreign currency exchange rates, foreign government controls, policies and laws affecting foreign trade and investment, differences in the level of protection available for the Company's intellectual property and differences in language and local business and social customs. The ability of the Company to identify and satisfy demand for the Company's Value Added Services is subject to a number of uncertainties including that these services represent discretionary spending by customers and so tend to decline during economic downturns even if product sales do not decline. The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process. A significant portion of the Company's projected revenues and net income depends upon the Company's ability to successfully develop and introduce new products and expand into new geographic markets. Because a significant portion of the Company's revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company's reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company's expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company's expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were effective in causing the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the Securities and Exchange Commission's ("SEC") filing deadlines for these reports specified in the SEC's rules and forms. There have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2005 identified in connection with the Company's evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the Company's repurchases of its common stock during the quarter ended December 31, 2005. All shares were purchased pursuant to the Company's stock repurchase program described below.

                                                (C) TOTAL NUMBER
                                                    OF SHARES          (D) APPROXIMATE
                      (A) TOTAL                   PURCHASED AS     DOLLAR VALUE OF SHARES
                      NUMBER OF   (B) AVERAGE   PART OF PUBLICLY       THAT MAY YET BE
                        SHARES     PRICE PAID       ANNOUNCED        PURCHASED UNDER THE
       PERIOD         PURCHASED    PER SHARE         PROGRAM               PROGRAM
-------------------   ---------   -----------   ----------------   ----------------------
October 1-31, 2005      19,500       $6.42            19,500             $4,743,995
November 1-30, 2005    356,800       $6.90           356,800             $2,283,575
December 1-31, 2005     28,900       $7.24            28,900             $2,074,467
                       -------                       -------
Total                  405,200       $6.90           405,200             $2,074,467
                       =======                       =======

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

On December 1, 2005, four members of the Company's Board of Directors became entitled to receive a total of 2,748 shares of Common Stock at $7.27 per share pursuant to the Directors Stock Purchase Rights Option under the 2004 Stock Incentive Plan which was approved by shareholders in December 2004. The 2004 Stock Incentive Plan permits non-employee directors to purchase shares of Common Stock through the 2004 Stock Incentive Plan in exchange for all or a portion of the cash fees payable to them for serving as directors of the Company. The transactions by the Company with the four directors did not involve a public offering and are exempt under Section 4(2) of the Securities Act of 1933 and Rules 505 and 506 promulgated thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on December 5, 2005 at which the following action was taken:

1. The Shareholders elected the following persons as the Company's Board of Directors, and the results of the vote on this matter were as follows:

Name                      For       Withheld   Broker Non-Votes
----                   ---------   ---------   ----------------
David J. Beattie       6,527,787   1,163,834          --
Kenneth R. Dabrowski   7,487,604     204,017          --
Philip J. DeCocco      7,451,878     239,743          --
W. Richard Marz        7,487,504     204,117          --
Robert S. Oswald       7,479,804     211,817          --
Alfred A. Pease        7,463,136     228,485          --
James A. Ratigan       7,437,594     254,027          --
Terryll R. Smith       7,464,868     226,753          --

ITEM 6. EXHIBITS

     10.44 Written Description of 2006 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed December 27, 2005.

     10.45 Form of Nonqualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K filed December 27, 2005.

     10.46 Form of Incentive Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K filed December 27, 2005.

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

                                  PERCEPTRON, INC.
                                  (Registrant)


Date: February 13, 2006           By: /S/ Alfred A. Pease
                                      ------------------------------------------
                                      Alfred A. Pease
                                      Chairman of the Board, President and
                                      Chief Executive Officer


Date: February 13, 2006           By: /S/ John J. Garber
                                      ------------------------------------------
                                      John J. Garber
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)


Date: February 13, 2006           By: /S/ Sylvia M. Smith
                                      ------------------------------------------
                                      Sylvia M. Smith
                                      Controller and Chief Accounting Officer
                                      (Principal Accounting Officer)

                                 Exhibit Index

Exhibit No.   Description
-----------   -----------
10.44         Written Description of 2006 Team Member Profit Sharing Plan is
              incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed December 27, 2005.

10.45 Form of Nonqualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K filed December 27, 2005.

10.46 Form of Incentive Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K filed December 27, 2005.

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