Form 10-Q
period 2006-03-31
PERCEPTRON INC/MI
filed 2006-05-15
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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

  Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes [ ]                                         No [X]

The number of shares outstanding of each of the issuer's classes of common stock as of May 9, 2006, was:

    Common Stock, $0.01 par value                         8,367,955
    -----------------------------                      ----------------
               Class                                   Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2006

                                                                                                 PAGE
                                                                                                NUMBER
                                                                                                ------
COVER                                                                                               1

INDEX                                                                                               2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                                                       3
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     13
Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                25
Item 4.  Controls and Procedures                                                                   26

PART II. OTHER INFORMATION
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                               26
Item 6.  Exhibits                                                                                  27

SIGNATURES                                                                                         27

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,                  JUNE 30,
(In Thousands, Except Per Share Amount)                                                2006                      2005
                                                                                    -----------                ---------
                                                                                    (Unaudited)
ASSETS

      CURRENT ASSETS
        Cash and cash equivalents                                                   $    22,196                $  20,374
        Receivables:
           Billed receivables, net of allowance for doubtful accounts                    17,320                   19,413
              of $300 and $391, respectively
           Unbilled receivables                                                           2,232                    1,888
           Other receivables                                                                591                    1,004
        Inventories, net of reserves of $577 and $520, respectively                       7,314                    5,884
        Deferred taxes                                                                    1,199                    1,199
        Other current assets                                                                574                      736
                                                                                    -----------                ---------
           Total current assets                                                          51,426                   50,498

      PROPERTY AND EQUIPMENT
        Building and land                                                                 6,013                    6,013
        Machinery and equipment                                                          11,549                   10,653
        Furniture and fixtures                                                            1,085                    1,059
                                                                                    -----------                ---------
                                                                                         18,647                   17,725
        Less  -  Accumulated depreciation and amortization                              (10,952)                 (10,038)
                                                                                    -----------                ---------
           Net property and equipment                                                     7,695                    7,687

      DEFERRED TAX ASSET                                                                  4,232                    5,205
                                                                                    -----------                ---------

      TOTAL ASSETS                                                                  $    63,353                $  63,390
                                                                                    ===========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES
        Accounts payable                                                            $     1,863                $   1,854
        Accrued liabilities and expenses                                                  2,018                    2,807
        Accrued compensation                                                              1,216                    1,359
        Income taxes payable                                                                 19                      130
        Deferred revenue                                                                  3,871                    3,248
                                                                                    -----------                ---------
           Total current liabilities                                                      8,987                    9,398

      SHAREHOLDERS' EQUITY
        Preferred stock - no par value, authorized 1,000 shares, issued none                  -                        -
        Common stock, $0.01 par value, authorized 19,000 shares, issued
           and outstanding 8,403 and 8,822, respectively                                     84                       88
        Accumulated other comprehensive loss                                               (652)                    (677)
        Additional paid-in capital                                                       39,612                   42,770
        Retained earnings                                                                15,322                   11,811
                                                                                    -----------                ---------
           Total shareholders' equity                                                    54,366                   53,992
                                                                                    -----------                ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $    63,353                $  63,390
                                                                                    ===========                =========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     MARCH 31,               MARCH 31,
(In Thousands, Except Per Share Amounts)          2006       2005         2006      2005
                                                ---------  --------     --------  --------
NET SALES                                       $  13,447  $ 12,879     $ 43,395  $ 39,935

COST OF SALES                                       6,298     6,299       22,365    19,909
                                                ---------  --------     --------  --------
        GROSS PROFIT                                7,149     6,580       21,030    20,026

OPERATING EXPENSES
        Selling, general and administrative         3,850     3,810       10,794     9,962
        Engineering, research and development       1,984     1,681        5,742     5,301
                                                ---------  --------     --------  --------
               Total operating expenses             5,834     5,491       16,536    15,263
                                                ---------  --------     --------  --------

        OPERATING INCOME                            1,315     1,089        4,494     4,763

OTHER INCOME AND (EXPENSES)
        Interest income, net                          206       138          457       356
        Foreign currency gain (loss)                   32       (64)         (45)       56
        Other                                           8        24          169        12
                                                ---------  --------     --------  --------
               Total other income (expenses)          246        98          581       424
                                                ---------  --------     --------  --------

INCOME BEFORE INCOME TAXES                          1,561     1,187        5,075     5,187

INCOME TAX EXPENSE (NOTE 9)                           513       443        1,564     2,011
                                                ---------  --------     --------  --------

NET INCOME                                      $   1,048  $    744     $  3,511  $  3,176
                                                =========  ========     ========  ========

EARNINGS PER COMMON SHARE
        Basic                                   $    0.12  $   0.08     $   0.41  $   0.36
        Diluted                                 $    0.12  $   0.08     $   0.38  $   0.34

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                       8,453     8,775        8,650     8,751
        Dilutive effect of stock options              639       715          608       679
                                                ---------  --------     --------  --------
        Diluted                                     9,092     9,490        9,258     9,430
                                                =========  ========     ========  ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                             MARCH 31,
(In Thousands)                                                                             2006      2005
                                                                                         --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                                       $  3,511  $  3,176
        Adjustments to reconcile net income to net cash provided from
           (used for) operating activities:
                 Depreciation and amortization                                                919       954
                 Stock compensation expense                                                   523         -
                 Deferred income taxes                                                        973     1,134
                 Stock option income tax benefit                                                -       122
                 Other                                                                         (9)       85
                 Changes in assets and liabilities, exclusive of changes shown
                    separately                                                                593    (3,975)
                                                                                         --------  --------
                        Net cash provided from operating activities                         6,510     1,496

CASH FLOWS FROM FINANCING ACTIVITIES
        Revolving credit borrowings                                                           641       442
        Revolving credit repayments                                                          (641)     (442)
        Proceeds from stock plans                                                             304       364
        Repurchase of company stock                                                        (3,990)     (279)
                                                                                         --------  --------
                        Net cash provided from (used for) financing activities             (3,686)       85

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                                               (1,008)     (954)
                                                                                         --------  --------
                        Net cash used for investing activities                             (1,008)     (954)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                    6       566
                                                                                         --------  --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   1,822     1,193
CASH AND CASH EQUIVALENTS, JULY 1                                                          20,374    19,679
                                                                                         --------  --------
CASH AND CASH EQUIVALENTS, MARCH 31                                                      $ 22,196  $ 20,872
                                                                                         ========  ========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
        Receivables, net                                                                 $  2,174  $  2,114
        Inventories                                                                        (1,430)   (1,800)
        Accounts payable                                                                        9       987
        Other current assets and liabilities                                                 (160)   (5,276)
                                                                                         --------  --------
                                                                                         $    593  $ (3,975)
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

2. INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out ("FIFO") method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $577,000 and $520,000 at March 31, 2006 and June 30, 2005,
respectively, is comprised of the following (in thousands):

                                       MARCH 31,          JUNE 30,
                                         2006               2005
                                       ---------          --------
Component Parts                        $   3,437          $  2,799
Work In Process                              421               407
Finished Goods                             3,456             2,678
                                       ---------          --------
Total                                  $   7,314          $  5,884
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

Options to purchase 491,000 and 399,000 shares of common stock outstanding in the three months ended March 31, 2006 and 2005, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 610,000 and 594,000 shares of common stock outstanding in the nine months ended March 31, 2006 and 2005, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

At March 31, 2006, the Company had forward exchange contracts to sell 4.0 million Euros ($4.8 million equivalent) at a weighted average settlement rate of
1.21 Euros to the United States Dollar. The contracts outstanding at March 31, 2006, mature through September 29, 2006. The objective of the hedge transactions is to protect designated portions of the Company's net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized a charge of approximately $33,000 and income of $99,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts during the three and nine months ended March 31, 2006, respectively. Offsetting these amounts in other comprehensive income (loss) was the translation effect of the Company's foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At March 31, 2005, the Company had $9.2 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.32 Euros to the United States Dollar. The Company recognized income of $535,000 and a charge of $596,000 in other comprehensive income (loss) for the unrealized and realized change in value of forward exchange contracts during the three and nine months ended March 31, 2005, respectively.

5. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

THREE MONTHS ENDED MARCH 31,                           2006               2005
                                                     --------           --------
Net Income                                           $  1,048           $    744
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments               183             (1,048)
   Forward contracts                                      (33)               535
                                                     --------           --------
Total Comprehensive Income                           $  1,198           $    231
                                                     ========           ========

NINE MONTHS ENDED MARCH 31,                            2006               2005
                                                     --------           --------
Net Income                                           $  3,511           $  3,176
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments               (74)             1,157
   Forward contracts                                       99               (596)
                                                     --------           --------
Total Comprehensive Income                           $  3,536           $  3,737
                                                     ========           ========

6. CREDIT FACILITIES

The Company had no debt outstanding at March 31, 2006.

The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2007. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (7.75% as of March 31, 2006) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 6.87% as of March 31, 2006) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $36.0 million as of March 31, 2006 and to have no advances outstanding for 30 consecutive days each calendar year.

At March 31, 2006, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $604,000 at March 31, 2006). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2006, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 45,000 Euros (equivalent to approximately $55,000 at March 31, 2006).

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

The Company recognized as an operating expense non-cash stock-based compensation cost in the amount of $140,000 and $523,000 in the three and nine months ended March 31, 2006. This had the effect of decreasing net income by $112,000, or $0.01 per diluted share, and $423,000, or $0.05 per diluted share, for the three and nine months ended March 31, 2006, respectively. As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1.5 million.

SFAS 123R requires the Company to present pro forma information for periods prior to the adoption as if the Company had accounted for all employee stock-based awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the stock-based awards at the date of the grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net income and earnings per share for the periods indicated as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock-based employee compensation plans (in thousands except per share amounts):

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                              MARCH 31, 2005            MARCH 31, 2005
                                                            ------------------        -----------------
NET INCOME
  AS REPORTED                                                    $   744                   $ 3,176
  EFFECT OF STOCK-BASED COMPENSATION EXPENSE -- NET OF
     TAX                                                            (125)                     (397)
                                                                 -------                   -------
  PRO FORMA                                                      $   619                   $ 2,779
                                                                 =======                   =======

EARNINGS PER SHARE
  BASIC -- AS REPORTED                                           $  0.08                   $  0.36
  BASIC -- PRO FORMA                                             $  0.07                   $  0.32
  DILUTED -- AS REPORTED                                         $  0.08                   $  0.34
  DILUTED -- PRO FORMA                                           $  0.07                   $  0.29

The Company maintains a 1992 Stock Option Plan ("1992 Plan") and 1998 Global Team Member Stock Option Plan ("1998 Plan") covering substantially all company employees and certain other key persons and a Directors Stock Option Plan ("Directors Plan") covering all non-employee directors. During fiscal 2005, shareholders approved a new 2004 Stock Incentive Plan that replaced the 1992 and Directors Plans as to future grants. Options previously granted under the 1992 and Directors Plans will continue to be maintained until all options are exercised, cancelled or expire. The 2004, 1992 and Directors Plans are administered by a committee of the Board of Directors, the Management Development, Compensation and Stock Option Committee. The 1998 Plan is administered by the President of the Company.

Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, unless specified in the 2004 Stock Incentive Plan. As of March 31, 2006, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. Options outstanding under the Directors Plan are either an initial option or an annual option. Prior to December 7, 2004, initial options of 15,000 shares were granted as of the date the non-employee director was first elected to the Board of Directors and became exercisable in full on the first anniversary of the date of grant. Prior to December 7, 2004, annual options of 3,000 shares were granted as of the date of the respective annual meeting to each non-employee director serving at least six months prior to the annual meeting and become exercisable in three annual increments of 33 1/3% after the date of grant. Options under the Directors Plan expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company's stock on the date of grant.

Activity under these Plans is shown in the following tables:

                                               THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                  MARCH 31, 2006                            MARCH 31, 2006
                                      ------------------------------------       -----------------------------------
                                                    Weighted     Aggregate                    Weighted     Aggregate
                                                     Average     Intrinsic                     Average     Intrinsic
                                                    Exercise     (1) Value                    Exercise     (1) Value
Shares subject to option               Shares         Price       ($000)           Shares       Price       ($000)
----------------------------------    ---------     --------     ---------       ---------    --------     ---------
Outstanding at beginning of period    2,198,719     $   7.57                     2,204,007    $   7.56
New Grants (based on fair value of
common stock at dates of grant)          92,000     $   6.98                       243,675    $   6.72
Exercised                               (61,574)    $   1.94                      (137,866)   $   1.85
Expired                                (209,351)    $  23.52                      (230,863)   $  23.15
Forfeited                                 2,689     $   6.12                       (56,470)   $   6.71
                                      ---------                                  ---------
Outstanding at end of period          2,022,483     $   6.09     $   7,583       2,022,483    $   6.09     $   7,583
Exercisable at end of period          1,366,602     $   6.04     $   6,060       1,366,602    $   6.04     $   6,060

                                               THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                  MARCH 31, 2005                            MARCH 31, 2005
                                      ------------------------------------       -----------------------------------
                                                    Weighted     Aggregate                    Weighted     Aggregate
                                                     Average     Intrinsic                     Average     Intrinsic
                                                    Exercise     (1) Value                    Exercise     (1) Value
Shares subject to option               Shares         Price       ($000)           Shares       Price       ($000)
----------------------------------    ---------     --------     ---------       ---------    --------     ---------
Outstanding at beginning of period    2,315,282     $   7.39                     2,182,882    $   8.06
New Grants (based on fair value of
common stock at dates of grant)          12,300     $   7.18                       401,350    $   6.75
Exercised                               (69,727)    $   2.30                      (100,828)   $   2.15
Expired                                 (22,796)    $  11.08                       (90,796)   $  24.63
Forfeited                                (3,071)    $   4.68                      (160,620)   $   6.64
                                      ---------                                  ---------
Outstanding at end of period          2,231,988     $   7.52     $   7,155       2,231,988    $   7.52     $   7,155
Exercisable at end of period          1,451,230     $   8.76     $   5,060       1,451,230    $   8.76     $   5,060

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $293,128 and $373,693, respectively. The total intrinsic value of stock options exercised during the nine months ended March 31, 2006 and 2005 was $434,421 and $444,526, respectively.

The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $232,000 and $227,000, respectively. The total fair value of shares vested during the nine months ended March 31, 2006 and 2005 was $735,000 and $784,000, respectively.

The estimated fair value as of the date options were granted during the periods presented using the Black Scholes option-pricing model, was as follows:

                                            THREE MONTHS       THREE MONTHS        NINE MONTHS       NINE MONTHS
                                                ENDED              ENDED              ENDED             ENDED
                                              3/31/2006          3/31/2005          3/31/2006         3/31/2005
                                            ------------       ------------        -----------       -----------
Weighted Average Estimated Fair Value
     Per Share Of Options Granted
     During The Period                        $   2.37          $    2.30           $    2.28         $    2.12
Assumptions:
   Amortized Dividend Yield                          -                  -                   -                 -
   Common Stock Price Volatility                 29.49%             28.87%              30.16%            28.40%
   Risk Free Rate Of Return                       4.25%              3.50%               4.02%             3.38%
   Expected Option Term (in years)                   5                  5                   5                 5

The following table summarizes information about stock options at March 31, 2006:

                                     OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                           ---------------------------------------    -------------------
                                           WEIGHTED       WEIGHTED               WEIGHTED
                                            AVERAGE       AVERAGE                AVERAGE
                                           REMAINING      EXERCISE               EXERCISE
RANGE OF EXERCISE PRICES     SHARES    CONTRACTUAL LIFE    PRICE       SHARES     PRICE
                           ---------   ----------------   --------    ---------  --------
$  1.21  to  $   1.53        545,926        5.53          $   1.39      510,489  $   1.38
   1.72  to      6.45        550,635        5.70          $   4.33      389,911  $   3.80
   6.47  to      6.85        513,105        7.32          $   6.62      233,818  $   6.61
   6.87  to     33.96        412,817        5.80          $  14.01      232,384  $  19.43
                           ---------                                  ---------
$  1.21  to  $  33.96      2,022,483        6.08          $   6.09    1,366,602  $   6.04
                           =========                                  =========

At March 31, 2006, options covering 574,027 shares were available for future grants under the 2004 and 1998 Plans.

8. COMMITMENTS AND CONTINGENCIES

Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.

The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $5.7 million using a March 31, 2006 exchange rate. Carbotech has filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS' claims.

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

9. INCOME TAXES

The Company had established in fiscal 2002, a valuation allowance for a portion of the Company's net operating loss carry-forwards and tax credit carry-forwards where it was more likely than not that these tax benefits would expire prior to the Company being able to realize the benefit. Based on the past few years of taxable income in the United States and expected taxable income in the United States in the future, the Company believes there is positive evidence that it is more likely than not that the tax benefits associated with the valuation allowance on the net operating loss carry-forwards will now be utilized. As a result, in the second quarter of fiscal 2006, the Company recognized a $725,000 tax benefit associated with reversing the valuation allowance related to net operating losses in the United States. The Company continues to have a valuation allowance for tax credit carry-forwards that it still expects will more likely than not expire prior to the tax benefit being realized.

During the second quarter of fiscal 2006, the Company recorded a $290,000 tax expense related to the repatriation of $6.3 million of un-remitted earnings of certain of the Company's European subsidiaries under the provisions of the American Jobs Creation Act of 2004.

10. NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140". This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to resolve issues addressed in SFAS No. 133 implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets". This Statement is effective for fiscal years beginning after September 15, 2006 and is not expected to have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Perceptron, Inc. ("Perceptron" or the "Company") designs, develops, manufactures and markets information-based measurement and inspection solutions for process improvement. Perceptron's product offerings are designed to improve quality, increase productivity and decrease costs in manufacturing and product development. The solutions offered by the Company are divided into three groups:
1) The Automated Systems Group made up of AutoGauge(R), AutoFit(R), AutoScan(R), AutoSpect(R) and AutoGuide(R) products; 2) The Technology Components Group made up of ScanWorks(R), WheelWorks(R) and TriCam(R) sensors for the forest products industry; and 3) The Value Added Services Group providing consulting, training and non-warranty support services. The Company services multiple markets, with the largest being the automotive industry. The Company's primary operations are in North America, Europe and Asia.

The Company's financial base remained strong, with no debt and approximately $22.2 million of cash at March 31, 2006 available to support its growth plans. The Company's near-term focus for growth has been on the successful introduction of two Automated Systems products, AutoFit(R) and AutoScan(R), which are designed to expand the Company's product offerings in its worldwide automotive markets, the continued development of enhanced versions of its ScanWorks(R) product line and its other new product development efforts relating to products outside the automotive industry. The Company continues to believe that these products have the potential to yield significant sales growth.

The Company has initiated its plans to achieve sales growth in largely untapped geographic areas, including Asia and Eastern Europe, related to the emerging automotive markets in those areas and the expansion of the Company's business with current customers in Japan. Toward this end, the Company has established an office in Singapore and hired and trained many of the new personnel necessary to support the new business opportunities in these regions. The Company believes that the long term sales growth potential in these geographic regions will provide a significant return on the investment in personnel.

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

Effective July 1, 2005, the Company was required to adopt a new accounting pronouncement, SFAS 123R, that required the Company to record non-cash stock-based compensation expense for its stock compensation plans. Previously, the Company generally did not record non-cash stock-based compensation as an expense following the requirements of Accounting Principles Board Opinion 25. Under SFAS 123R, the Company recorded $140,000 of non-cash stock-based compensation expense in the third quarter and $523,000 for the nine months ended March 31, 2006 related to the amortization of the fair value of stock options and, to a smaller extent, the amortization of the fair value of the Company's Employee Stock Purchase Plan. The non-cash stock-based compensation expense had the effect of reducing net income by $112,000, or $0.01 per diluted share, and $423,000, or $0.05 per diluted share, for the three and nine months ended March 31, 2006, respectively. Based upon outstanding stock option grants, the Company expects non-cash stock-based compensation expense of approximately $164,000 for the fourth quarter of fiscal 2006. Any stock-based awards granted under these plans during the fourth quarter of fiscal 2006 could increase the fourth quarter amount of non-cash stock-based compensation expense.

The preceding statements in this "Overview" section are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

For the third quarter of fiscal 2006, the Company reported net income of $1,048,000, or $0.12 per diluted share, compared to net income of $744,000, or $0.08 per diluted share, for the third quarter of fiscal 2005. Specific line item results are described below.

SALES -- Net sales of $13.4 million for the third quarter of fiscal 2006 were up $568,000, compared with the same period one year ago. The following tables set forth comparison data for the Company's net sales by product groups and geographic location.

SALES (BY GROUP)                      THIRD QUARTER          THIRD QUARTER
(in millions)                             2006                    2005              INCREASE/(DECREASE)
---------------------               ----------------         -------------          -------------------
Automated Systems                   $10.7       79.9%        $ 8.8    68.2%         $ 1.9         21.6 %
Technology Components                 2.0       14.9%          2.9    22.5%          (0.9)       (31.0)%
Value Added Services                  0.7        5.2%          1.2     9.3%          (0.5)       (41.7)%
                                    -----      -----         -----   -----          -----
Totals                              $13.4      100.0%        $12.9   100.0%         $ 0.5          3.9 %
                                    =====      =====         =====   =====          =====

SALES (BY LOCATION)                  THIRD QUARTER           THIRD QUARTER
(in millions)                             2006                   2005               INCREASE/(DECREASE)
---------------------               ----------------         -------------          -------------------
North America                       $10.8       80.6%        $ 7.5    58.1%         $ 3.3         44.0 %
Europe                                2.3       17.2%          5.0    38.8%          (2.7)       (54.0)%
Asia                                  0.3        2.2%          0.4     3.1%          (0.1)       (25.0)%
                                    -----      -----         -----   -----          -----
Totals                              $13.4      100.0%        $12.9   100.0%         $ 0.5          3.9 %
                                    =====      =====         =====   =====          =====

Sales of the Company's Automated Systems products increased due to significantly higher sales in North America that offset lower sales in Europe. The change in both regions primarily reflected the number of new vehicle programs and timing of customer delivery schedules for AutoGauge(R) systems, associated with those programs. The Technology Components sales decrease reflected lower sales in each of the product lines within this group. The sales decrease in Value Added Services was primarily due to the timing of customer requirements. The sales decrease in Europe was also due to the declining value of the Euro during the quarter compared to one year ago that based on conversion rates in effect this quarter, resulted in approximately $240,000 less in sales than rates in the third quarter of fiscal 2005 would have yielded. The Company believes that the increases and decreases by sales group and region were the result of normal customer considerations that influence the timing of purchasing decisions and did not reflect a trend of changing demand. The foregoing statement is a "forward-looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statement.

BOOKINGS -- The Company had new order bookings during the quarter of $8.5 million compared with new order bookings of $18.9 million in the quarter ended December 31, 2005 and $16.2 million for the quarter ended March 31, 2005. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company's bookings by product groups and geographic location.

BOOKINGS (BY GROUP)                  THIRD QUARTER           THIRD QUARTER
(in millions)                             2006                   2005               INCREASE/(DECREASE)
---------------------               ----------------         -------------          -------------------
Automated Systems                   $ 4.9       57.7%        $11.0    67.9%         $(6.1)        (55.5)%
Technology Components                 2.8       32.9%          4.1    25.3%          (1.3)        (31.7)%
Value Added Services                  0.8        9.4%          1.1     6.8%          (0.3)        (27.3)%
                                    -----      -----         -----   -----          -----
Totals                              $ 8.5      100.0%        $16.2   100.0%         $(7.7)        (47.5)%
                                    =====      =====         =====   =====          =====

BOOKINGS (BY LOCATION)               THIRD QUARTER           THIRD QUARTER
(in millions)                             2006                   2005               INCREASE/(DECREASE)
---------------------               ----------------         -------------          -------------------
North America                       $ 5.7       67.0%        $ 8.8    54.3%         $(3.1)        (35.2)%
Europe                                2.3       27.1%          7.0    43.2%          (4.7)        (67.1)%
Asia                                  0.5        5.9%          0.4     2.5%           0.1          25.0 %
                                    -----      -----         -----   -----          -----
Totals                              $ 8.5      100.0%        $16.2   100.0%         $(7.7)        (47.5)%
                                    =====      =====         =====   =====          =====

New orders for the first half of fiscal 2006 of $33.9 million were very good, especially in the second quarter when the Company received new orders of $18.9 million. New orders for the Company's core business, primarily AutoGauge(R) systems within the Automated Systems Group, tend to normalize on a yearly basis. As a result, the Company had not expected orders in the third quarter to be at the high levels achieved in the first and second quarters of fiscal 2006. The European economy has been weak, and was the principle reason for the relatively low level of new orders in Europe during the third quarter of fiscal 2006. Recently, the European economy has been improving, and the fourth quarter outlook for new orders both in Europe and North America is in the range of $15 to $17 million. The foregoing statement is a "forward-looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statement.

BACKLOG - The Company's backlog was $17.0 million as of March 31, 2006 compared with $22.0 million as of December 31, 2005 and $18.9 million as of March 31, 2005. The following tables set forth comparison data for the Company's backlog by product groups and geographic location.

BACKLOG (BY GROUP)                    THIRD QUARTER          THIRD QUARTER
(in millions)                             2006                   2005               INCREASE/(DECREASE)
---------------------               ----------------         -------------          -------------------
Automated Systems                   $13.2       77.6%        $13.9    73.5%         $(0.7)         (5.0)%
Technology Components                 2.0       11.8%          3.0    15.9%          (1.0)        (33.3)%
Value Added Services                  1.8       10.6%          2.0    10.6%          (0.2)        (10.0)%
                                    -----      -----         -----   -----          -----
Totals                              $17.0      100.0%        $18.9   100.0%         $(1.9)        (10.1)%
                                    =====      =====         =====   =====          =====

BACKLOG (BY LOCATION)                 THIRD QUARTER          THIRD QUARTER
(in millions)                             2006                   2005               INCREASE/(DECREASE)
---------------------               ----------------         -------------          -------------------
North America                       $10.3       60.6%        $11.6    61.4%         $(1.3)        (11.2) %
Europe                                6.2       36.5%          7.0    37.0%          (0.8)        (11.4)%
Asia                                  0.5        2.9%          0.3     1.6%           0.2          66.7 %
                                    -----      -----         -----   -----          -----
Totals                              $17.0      100.0%        $18.9   100.0%         $(1.9)        (10.1)%
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

GROSS PROFIT -- Gross profit was $7.2 million, or 53.2% of sales, in the third quarter of fiscal 2006, as compared to $6.6 million, or 51.1% of sales, in the third quarter of fiscal 2005. The margin improvement was primarily due to a higher level of deferred revenue recognized in the third quarter of fiscal 2006 than had been recognized for the third quarter of fiscal 2005. This had a positive impact on gross profit margin because final customer buy-off on completed system installations generally have nominal associated costs. Lower installation and manufacturing costs as a percent of sales, 26.2 % this quarter compared with 27.0% in the third quarter of fiscal 2005, also contributed to the improvement. These favorable factors were partially offset by the lower value of the Euro compared to the third quarter of fiscal 2005 that had the effect of reducing margins by approximately $120,000. The gross profit margin in both periods was above historical averages primarily due to a favorable product mix in both periods. As a result, the Company does not expect to sustain a gross profit margin at this level in future periods. The foregoing statement is a "forward-looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statement.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES -- SG&A expenses of $3.9 million in the quarter ended March 31, 2006 were $40,000 higher than the third quarter a year ago. Incrementally higher expenses related to salary and benefit increases and personnel additions of approximately $250,000, accrued profit sharing of $108,000, non-cash stock based compensation expense of $51,000 and various other expense increases, including Michigan Single Business Tax, travel, and audit fees, were offset to a large extent by incrementally lower bad debt expense of $389,000, lower SG&A expense in Europe of approximately $110,000 that primarily resulted from the lower value of the Euro compared to the third quarter of fiscal 2005, and lower legal expense of $84,000. Bad debt expense in the third quarter of 2005 was high due to providing an allowance for the expected loss related to a customer bankruptcy.

ENGINEERING, RESEARCH AND DEVELOPMENT (R&D) EXPENSES -- Engineering and R&D expenses of $2.0 million in the quarter ended March 31, 2006 were up $303,000 compared to the third quarter a year ago. The increase was primarily due to incrementally higher expenses related to engineering contract services and material for new product development of approximately $100,000, accrued profit sharing of $50,000, and non-cash stock based compensation expense of $48,000.

INTEREST INCOME, NET -- Net interest income was $206,000 in the third quarter of fiscal 2006 compared with net interest income of $138,000 in the third quarter of fiscal 2005. The increase was primarily due to higher interest rates compared to one year ago.

FOREIGN CURRENCY -- There was a net foreign currency transaction gain of $32,000 this quarter primarily due to a stronger Japanese Yen and Brazilian Real compared with a transaction loss of $64,000 last year when the Company held Euros during a period of Euro decline and a declining Japanese Yen resulted in an unrealized foreign exchange loss.

OTHER -- Other income this quarter of $8,000 was due to a gain on sale of a marketable security, and other income of $24,000 in the third quarter of fiscal 2005 was primarily due to the gain on a Euro foreign exchange contract.

INCOME TAXES -- The effective tax rates of 32.9 % and 37.3% for the third quarter of fiscal 2006 and 2005, respectively, reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates. In addition, the Company is not able to record a tax benefit for non-cash stock-based compensation expense related to incentive stock options and the Company's Employee Stock Purchase Plan, which had the effect of increasing the effective tax rate in fiscal 2006 by 1.2%.

OUTLOOK -- The Company believes that the relatively low level of new orders in the third quarter of fiscal 2006, and the timing for delivery of orders that were in the backlog as of March 31, 2006, will result in sales of approximately $11 million for the fourth quarter of fiscal 2006 and a net loss for the quarter. As a result the Company expects sales for fiscal 2006 to be comparable to those of fiscal 2005. As previously reported, the Company expects net income for fiscal 2006 to be lower than fiscal 2005 primarily as a result of additions in personnel during fiscal 2006 to support recently introduced products, new product development and geographic growth opportunities. Net non-cash stock based compensation expense related to the adoption of SFAS 123R and the decline in the value of the Euro through the first nine months of fiscal 2006 compared to one year ago are also contributing to lower net income in fiscal 2006.

Based on current business being quoted, the Company expects new orders for the fourth quarter of fiscal 2006 of approximately $15 to $17 million and a backlog between $21 to $23 million, compared to a backlog of $18.0 million at fiscal year end 2005. The sales outlook for the first quarter of fiscal 2007 is strong as the Company expects to ship orders originally forecast for the fourth quarter of fiscal 2006, begin to see European sales improve, and achieve increased returns from investments in people and products made during fiscal 2006.

The Company's decision to add people in Asia has resulted in several orders from Japanese and Korean customers, which the Company believes will serve as a foundation for sustained growth in this region for fiscal 2007 and beyond. The Company has designed a new ScanWorks(R) system that has significantly faster scanning capability without sacrificing precision. This addition to the ScanWorks(R) product line will broaden the market to include customers that require a higher level of speed and accuracy. As a result, the Company believes that ScanWorks(R) has the potential for solid growth in fiscal 2007.

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

NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO NINE MONTHS ENDED MARCH 31, 2005

The Company reported net income of $3.5 million, or $0.38 per diluted share, for the nine months ended March 31, 2006, compared with net income of $3.2 million, or $0.34 per diluted share for the nine months ended March 31, 2005.

SALES -- Net sales in the nine months ended March 31, 2006 were $43.4 million, compared to $39.9 million for the nine months ended March 31, 2005. The following tables set forth comparison data for the Company's net sales by product groups and geographic location.

SALES (BY GROUP)                       NINE MONTHS            NINE MONTHS
(in millions)                         ENDED 3/31/06          ENDED 3/31/05          INCREASE/(DECREASE)
---------------------               ----------------         -------------          -------------------
Automated Systems                   $33.0       76.0%        $27.8    69.7%         $ 5.2          18.7 %
Technology Components                 7.9       18.2%          8.1    20.3%          (0.2)         (2.5)%
Value Added Services                  2.5        5.8%          4.0    10.0%          (1.5)        (37.5)%
                                    -----      -----         -----   -----          -----
Totals                              $43.4      100.0%        $39.9   100.0%         $ 3.5           8.8 %
                                    =====      =====         =====   =====          =====

SALES (BY LOCATION)                    NINE MONTHS            NINE MONTHS
(in millions)                         ENDED 3/31/06          ENDED 3/31/05          INCREASE/(DECREASE)
-------------------                 ----------------         -------------          -------------------
North America                       $29.2       67.3%        $24.4    61.1%         $ 4.8          19.7 %
Europe                               13.1       30.2%         14.2    35.6%          (1.1)         (7.7)%
Asia                                  1.1        2.5%          1.3     3.3%          (0.2)        (15.4)%
                                    -----      -----         -----   -----          -----
Totals                              $43.4      100.0%        $39.9   100.0%         $ 3.5           8.8 %
                                    =====      =====         =====   =====          =====

Sales by group and geographic region for both nine month periods generally reflected the timing of orders scheduled for delivery. The Company does not believe that the decrease in sales of Value Added Services reflected a trend in reduced customer demand. The foregoing statement is a "forward-looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statement. The Company is focusing sales efforts in both North America and Europe on the sale of Value Added Services. The sales increase in North America was primarily due to higher sales of AutoGauge(R) systems within the Automated Systems products group. The sales decrease in Europe primarily reflected the decline in the value of the Euro that based on conversion rates in effect for fiscal 2006 resulted in lower sales by approximately $740,000 than the comparable rates for the same period of fiscal 2005 would have yielded.

BOOKINGS -- New order bookings for the nine months ended March 31, 2006 were $42.4 million compared to $39.7 million for the same period one year ago.

BOOKINGS (BY GROUP)                    NINE MONTHS            NINE MONTHS
(in millions)                         ENDED 3/31/06          ENDED 3/31/05          INCREASE/(DECREASE)
-------------------                 ----------------         -------------          -------------------
Automated Systems                   $31.9       75.2%        $26.8    67.5%         $ 5.1          19.0 %
Technology Components                 7.3       17.2%          8.4    21.2%          (1.1)        (13.1)%
Value Added Services                  3.2        7.6%          4.5    11.3%          (1.3)        (28.9)%
                                    -----      ------        -----   -----          -----
Totals                              $42.4      100.0%        $39.7   100.0%         $ 2.7           6.8 %
                                    =====      =====         =====   =====          =====

BOOKINGS (BY LOCATION)                 NINE MONTHS            NINE MONTHS
(in millions)                         ENDED 3/31/06          ENDED 3/31/05          INCREASE/(DECREASE)
---------------------               ----------------         -------------          -------------------
North America                       $30.5       71.9%        $24.5    61.7%         $ 6.0          24.5 %
Europe                               10.7       25.3%         14.2    35.8%          (3.5)        (24.6)%
Asia                                  1.2        2.8%          1.0     2.5%           0.2          20.0 %
                                    -----      -----         -----   -----          -----
Totals                              $42.4      100.0%        $39.7   100.0%         $ 2.7           6.8 %
                                    =====      =====         =====   =====          =====

The increase in orders for the Automated Systems Group and North America was primarily due to a significant increase for AutoGauge(R) systems, principally as a result of a large order to support a customer's new vehicle platform that will be assembled at several plants in North America. New orders for AutoGuide(R) systems were also higher in fiscal 2006 compared to last year reflecting increased customer demand for this product following the redesign of the software used in the AutoGuide(R) systems. The European economy has been weak, which was the principal reason for the decline in new orders in Europe. Recently, the European economy has been improving, and the fourth quarter outlook for new orders both in Europe and North America is in the range of $15 to $17 million. The foregoing statement is a "forward-looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

GROSS PROFIT -- Gross profit was $21.0 million, or 48.5% of sales, for the nine months ended March 31, 2006, as compared to $20.0 million, or 50.1% of sales, for the nine months ended March 31, 2005. The gross margin percentage reduction primarily reflected the decline in the value of the Euro compared to the same period one year ago that had a net unfavorable impact on margins of approximately $440,000, or 1.0% of sales. The reduction was partially offset by lower installation and manufacturing costs that were 24.6% of sales for the nine months ended March 31, 2006, compared with 25.4% of sales for the nine months ended March 31, 2005. The balance of the gross margin percentage change was primarily due to product mix.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES -- SG&A expenses were $10.8 million for the nine months ended March 31, 2006 compared to $10.0 million in the nine-month period a year ago. The increase of approximately $800,000 was primarily due to incrementally higher expenses related to salary and benefit increases and personnel additions of approximately $840,000, travel expenses of approximately $200,000, contract services of $195,000, non-cash stock based compensation expense of $190,000, audit fees of $130,000 primarily due to compliance with the Sarbanes Oxley Act, and various other expense increases including, Michigan Single Business Tax, and recruiting and relocation of new hires. The increases were partially offset by incrementally lower bad debt expense of $438,000, SG&A expense in Europe of approximately $250,000 that resulted from the lower value of the Euro compared to fiscal 2005, accrued profit sharing of $125,000 and legal expense of $123,000. Bad debt expense in fiscal 2005 was high due to providing an allowance for the expected loss related to a customer bankruptcy.

ENGINEERING, RESEARCH AND DEVELOPMENT (R&D) EXPENSES -- Engineering and R&D expenses were $5.7 million for the nine months ended March 31, 2006 compared to $5.3 million for the nine-month period a year ago. The increase of $441,000 was due principally to incrementally higher expenses related to salary and benefit increases and personnel additions of approximately $207,000 and non-cash stock based compensation expense of $178,000.

INTEREST INCOME, NET -- Net interest income was $457,000 in the nine months ended March 31, 2006 compared with net interest income of $356,000 in the nine months ended March 31, 2005. The increase was primarily due to higher interest rates compared to one year ago.

FOREIGN CURRENCY -- There was a net foreign currency loss of $45,000 in the fiscal 2006 nine-month period compared with a net foreign currency gain of $56,000 in the fiscal 2005 nine-month period. The change between years was primarily due to the decline in the value of the Euro and Japanese Yen during the nine months ended March 31, 2006 compared to the same period one year ago.

OTHER -- Other income in the fiscal 2006 nine-month period was $169,000 compared to other income in the comparable period last year of $12,000. Other income this year was primarily due to the value of stock received by the Company when a mutual life insurance company was demutualized.

INCOME TAXES -- The effective tax rate of 30.8 % for the nine months ended March 31, 2006 included the recognition of a $725,000 tax benefit associated with reversing a valuation allowance related to net operating losses in North America that the Company now believes will be utilized, and a $290,000 tax expense related to the repatriation of $6.3 million of un-remitted earnings of certain of the Company's European subsidiaries under the provisions of the American Jobs Creation Act of 2004. The effective tax rate excluding these two items was 39.4% for the fiscal 2006 nine-month period compared to 38.8% in fiscal 2005 and reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates. In addition, the Company is not able to record a tax benefit for non-cash stock-based compensation expense related to incentive stock options and the Company's Employee Stock Purchase Plan, which had the effect of increasing the effective tax rate in fiscal 2006 by 1.5%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $22.2 million at March 31, 2006, compared to $20.4 million at June 30, 2005. The cash increase of $1.8 million for the nine months ended March 31, 2006 resulted primarily from cash provided from operations of $6.5 million offset by $4.0 million of cash used to repurchase shares of the Company's common stock and $1.0 million used for capital expenditures. The Company also received $304,000 of cash from the purchase of common stock under its employee stock plans. Depreciation and amortization was $919,000 during the nine months ended March 31, 2006.

The $6.5 million in cash provided from operations was primarily generated from net income of $3.5 million and the add back of non-cash items such as depreciation, deferred income taxes and non-cash stock based compensation expense that totaled $2.4 million. Cash provided from operations also reflected an increase due to the change in net working capital of $593,000. Net working capital is defined as changes in assets and liabilities, exclusive of changes shown separately on the Consolidated

Statements of Cash Flow. The net working capital change resulted primarily from decreased receivables of $2.2 million that were partially offset by increased inventories of $1.4 million. The $2.2 million decrease in receivables primarily reflected increased cash collections and the lower level of sales achieved in the third quarter compared to the second quarter of fiscal 2006. Inventory increased due to purchases of items required to fill anticipated orders.

The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the nine months ended March 31, 2006, the Company increased its reserve for inventory obsolescence by a net $57,000, which resulted from the disposal of $33,000 of inventory that had previously been reserved for at June 30, 2005 and approximately $90,000 for additional reserves for obsolescence.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company wrote off
$20,000 of receivables and decreased its estimated allowance for doubtful accounts by $71,000 during the nine months ended March 31, 2006.

The Company had no debt outstanding at March 31, 2006.

The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2007. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (7.75% as of March 31, 2006) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 6.87% as of March 31, 2006) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $36.0 million as of March 31, 2006 and to have no advances outstanding for 30 consecutive days each calendar year.

At March 31, 2006, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $604,000 at March 31, 2006). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2006, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 45,000 Euros (equivalent to approximately $55,000 at March 31, 2006).

On September 9, 2005, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $5.0 million of the Company's common stock during fiscal year 2006. The Company may buy shares of its common stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time. The Company also announced that it has entered into a Rule 10b5-1 trading plan ("Repurchase Plan") with Barrington Research Associates, Inc. to purchase up to $5.0 million of the Company's common stock during fiscal year 2006 (less the dollar amount of purchases by the Company outside the Repurchase
Plan), in open market or privately negotiated transactions, in accordance with the requirements of Rule 10b-18. Pursuant to the authorization, the Company repurchased 558,900 shares of common stock for $4.0 million during the period from September 12, 2005 to March 31, 2006.

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

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies" of the Company's Annual Report on Form 10-K for fiscal year 2005. Effective July 1, 2005, the Company adopted SFAS 123R that required the Company to record non-cash stock-based compensation expense for its stock compensation plans. Previously, the Company generally did not record non-cash stock-based compensation as an expense following the requirements of Accounting Principles Board Opinion 25. SFAS 123R was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. As a result, prior period financial statements have not been restated. Under SFAS 123R, the Company recorded $140,000 and $523,000 for the third quarter and nine months ended March 31, 2006, respectively, of non-cash stock-based compensation expense related to the amortization of the fair value of granted stock options and, to a smaller extent, the amortization of the fair value of the Company's Employee Stock Purchase Plan. The non-cash stock-based compensation expense had the effect of reducing net income $112,000, or $0.01 per diluted share, and $423,000, or $0.05 per diluted share, for the quarter and nine months ended March 31, 2006, respectively.

MARKET RISK INFORMATION

The Company's primary market risk is related to foreign exchange rates. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the United States. The Company may from time to time have interest rate risk in connection with its investment of its cash.

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in the non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At March 31, 2006, the Company's percentage of sales commitments in non-United States currencies was approximately 41.5% or $7.1 million, compared to 44.4% or $8.4 million at March 31, 2005.

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

At March 31, 2006, the Company had forward exchange contracts to sell 4.0 million Euros ($4.8 million equivalent) at a weighted average settlement rate of
1.21 Euros to the United States Dollar. The contracts outstanding at March 31, 2006, mature through September 29, 2006. The objective of the hedge transactions is to protect designated portions of the Company's net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized a charge of approximately $33,000 and income of $99,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts during the three and nine months ended March 31, 2006, respectively. Offsetting this amount was an increase in other comprehensive income (loss) for the translation effect of the Company's foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At March 31, 2005, the Company had $9.2 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.32 Euros to the United States

Dollar. The Company recognized income of $535,000 and a charge of $596,000 in other comprehensive income (loss) for the unrealized and realized change in value of forward exchange contracts during the three and nine months ended March 31, 2005, respectively.

The Company's potential loss in earnings that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the three and nine months ended March 31, 2006 would have been approximately $71,000 and $2,000, respectively. The potential loss in earnings for the comparable periods in fiscal 2005 would have been approximately $36,000 and $105,000, respectively.

INTEREST RATE RISK

The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less. Given the short maturities and investment grade quality of the Company's investment holdings at March 31, 2006, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's cash and cash equivalents. As a result, the Company does not currently hedge these interest rate exposures.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, see Note 10 to the Consolidated Financial Statements, "New Accounting Pronouncements".

SAFE HARBOR STATEMENT

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2006 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which the Company has recently released or has not yet released and from the Company's plans to make important new investments, largely for personnel, for newly introduced products and geographic growth opportunities in the U.S., Europe, Eastern Europe, Asia, the ability of the Company to fund its fiscal year 2006 cash flow requirements and customers' current and future interest in the Company's Value Added Services. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, the dependence of the Company's revenue on a number of sizable orders from a small number of customers concentrated in the automotive industry, particularly in the United States and Western Europe, the dependence of the Company's net income levels on increasing revenues, continued pricing pressures from the Company's customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue, order bookings, backlog and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, continued access to third party components for our ScanWorks(R) systems, the ability of the Company to successfully compete with alternative and similar technologies, the timing, number and continuation of the Automotive industry's retooling programs, including the risk that the Company's customers postpone new tooling programs as a result of economic conditions or otherwise, the ability of the Company to develop and introduce new products, the ability of the Company to expand into new markets in Eastern Europe and Asia, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, rapid or unexpected technological changes, the ability of the Company to identify and satisfy demand for the Company's Value Added Services, the ability of the Company to identify business opportunities that fit the Company's strategic plans, the ability to implement identified business opportunities on terms acceptable to the Company and the effect of economic conditions, particularly economic conditions in the domestic, European and worldwide Automotive industry, which has from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in this industry. The ability of the Company to develop and introduce new products, especially in markets outside of automotive, is subject to a number of uncertainties, including general product demand and market acceptance risks, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, the ability of the Company to identify satisfactory distribution networks, the ability of the Company to develop internally or identify externally high quality cost effective manufacturing capabilities for the products, general product development and commercialization difficulties, and the level of interest existing and potential new customers may have in new products and technologies generally. The ability of the Company to expand into new geographic markets is subject to a number of uncertainties, including the timing of customer acceptance of the Company's products and technologies, the impact of changes in local economic conditions, the ability of the Company to attract the appropriate personnel to effectively represent, install and service the Company's products in the market and uncertainties inherent in doing business in foreign markets, especially those that are less well developed than the Company's traditional markets, such as the impact of fluctuations in foreign currency exchange rates, foreign government controls, policies and laws affecting foreign trade and investment, differences in the level of protection available for the Company's intellectual property and differences in language and local business and social customs. The ability of the Company to identify and satisfy demand for the Company's Value Added Services is subject to a number of uncertainties including that these services represent discretionary spending by customers and so tend to decline during economic downturns even if product sales do not decline. The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process. A significant portion of the Company's projected revenues and net income depends upon the Company's ability to successfully develop and introduce new products and expand into new geographic markets. Because a significant portion of the Company's revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company's reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company's expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company's expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Information".

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Company's disclosure controls and procedures were effective in causing the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the Securities and Exchange Commission's ("SEC") filing deadlines for these reports specified in the SEC's rules and forms. There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2006 identified in connection with the Company's evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the Company's repurchases of its common stock during the quarter ended March 31, 2006. All shares were purchased pursuant to the Company's stock repurchase program described below.

                                                (c) TOTAL NUMBER
                                                    OF SHARES           (d) APPROXIMATE
                       (a) TOTAL                  PURCHASED AS      DOLLAR VALUE OF SHARES
                       NUMBER OF  (b) AVERAGE    PART OF PUBLICLY       THAT MAY YET BE
                        SHARES    PRICE PAID        ANNOUNCED         PURCHASED UNDER THE
     PERIOD            PURCHASED   PER SHARE        PROGRAM               PROGRAM
-------------------    ---------  -----------   -----------------   ----------------------
January 1-31, 2006       22,700      $7.37            22,700           $      1,907,253
February 1-28, 2006      49,700      $7.71            49,700           $      1,524,194
March 1-31, 2006         61,000      $7.96            61,000           $      1,038,595
                        -------                      -------
Total                   133,400      $7.77           133,400           $      1,038,595
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

ITEM 6. EXHIBITS

10.47       Form of Non-Qualified Stock Option Agreement Terms under the
            Perceptron, Inc. 1998 Global Team Member Stock Option Plan after
            January 1, 2006.

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

                                      PERCEPTRON, INC.
                                      (Registrant)

Date: May 12, 2006              By:   /s/ Alfred A. Pease
                                      ---------------------------------------
                                      Alfred A. Pease
                                      Chairman of the Board, President and Chief
                                      Executive Officer

Date: May 12, 2006              By:   /s/ John J. Garber
                                      -----------------------------------------
                                      John J. Garber
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

Date: May 12, 2006              By:   /s/ Sylvia M. Smith
                                      -----------------------------------------
                                      Sylvia M. Smith
                                      Controller and Chief Accounting Officer
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX

EX NO.      DESCRIPTION
-------     -----------
10.47       Form of Non-Qualified Stock Option Agreement Terms under the
            Perceptron, Inc. 1998 Global Team Member Stock Option Plan after
            January 1, 2006.

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