Form 10-K
period 2006-06-30
PERCEPTRON INC/MI
filed 2006-09-28
CIK 887226

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

     For the fiscal year ended June 30, 2006

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

                                 (734) 414-6100
              (Registrant's telephone number, including area code)

           Securities registered pursuant to section 12(b) of the Act:

Title of Each Class                  Name of Each Exchange on Which Registered
-------------------                  -----------------------------------------
Common Stock, $0.01 par value        The NASDAQ Stock Market LLC
Rights to Purchase Preferred Stock

        Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

The aggregate market value of the voting stock held as of the registrant's most recently completed second fiscal quarter by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2005, as reported by the NASDAQ National Market System, was approximately $56,400,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 18, 2006, was 8,323,323.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

            Document                               Incorporated by reference in:
            --------                               -----------------------------
    Proxy Statement for 2006                           Part III, Items 10-14
 Annual Meeting of Shareholders

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

The Company has recently announced the introduction of a new line of electronic inspection products. This new line will be distributed through wholesale and retail distribution networks and will target both the professional tradesmen and the do-it-yourself homeowner. The products leverage the Company's strong technical expertise in electronics, optics, and image processing.

The Company was incorporated in Michigan in 1981 and is headquartered at 47827 Halyard Drive, Plymouth, Michigan 48170-2461, (734) 414-6100. The Company also has operations in Munich, Germany; Voisins le Bretonneux, France; Vitoria, Spain; Sao Paulo, Brazil, Tokyo, Japan, and Singapore.

MARKETS

The Company services multiple markets, with the largest being the automotive industry. The Company has product offerings encompassing virtually the entire automobile manufacturing process, including product development, manufacturing process development and implementation, stamping and fabrication, body shop, paint shop, trim, chassis and final assembly. The Company has recently announced the introduction of a new line of electronic inspection products that will be distributed through wholesale and retail distribution networks targeting the professional tradesmen and the do-it-yourself homeowner. The Company believes there are applications for its three-dimensional measurement systems in other industrial and commercial applications. The foregoing statement is a "forward-looking statement" within the meaning of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" and Item 1A, "Risk Factors", for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statement.

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

                               COMMERCIAL PRODUCTS

The Company has recently announced the introduction of a new line of electronic inspection products. This new line of products will target both the professional tradesmen and the do-it-yourself homeowner. The products leverage the Company's strong technical expertise in electronics, optics, and image processing. The first product in this line is at a manufacturing stage and will be supplied to Ridge Tool Company pursuant to a long-term supply agreement. The agreement has an initial term of three years and provides a fixed price for orders by Ridge Tool of products covered by the agreement. As long as minimum purchase requirements are satisfied, Ridge Tool will have exclusive rights to sell the covered products in its markets. Perceptron will also provide Ridge Tool with the first opportunity to review new developments with respect to the covered products. The products will be sold by Ridge Tool through its trade and industrial sales network as well as through do-it-yourself (DIY) retail outlets.

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

The Company's principal customers have historically been automotive companies that the Company either sells to directly or through system integrators or OEMs. The Company's products are typically purchased for installation in connection with re-tooling programs undertaken by these companies. The number and timing of re-tooling programs vary from year to year and are subject to postponement by customers due to economic conditions or otherwise. Because the Company's annual sales are dependent on the timing of customers' re-tooling programs, annual aggregate sales and sales by customer vary significantly from year to year, as do the Company's largest customers. For the fiscal year ended June 30, 2006, approximately 38% of total net sales were derived from the Company's four largest automotive customers (General Motors, Volkswagen, BMW and Peugeot Citroen). For the fiscal year ended June 30, 2006, approximately 9% of net sales were to system integrators and OEMs for the benefit of the same four automotive customers. For the fiscal years ended June 30, 2005 and 2004, approximately 40% of total net sales were derived from the Company's four largest automotive customers (General Motors, Ford, DaimlerChrysler and Volkswagen). For the fiscal years ended June 30, 2005 and 2004, approximately, 13% and 12%, respectively, of net sales were to system integrators and OEMs for the benefit of the same four automotive customers. These numbers reflect consolidations that have occurred within the automotive industry. During the fiscal year ended June 30, 2006, sales to General Motors were 25.4% of the Company's total net sales.

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

The Company's commercial products will be distributed through third parties with marketing knowledge and distribution channels in the wholesale and retail market.

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

The recently announced Commercial products will be manufactured for the Company by subcontractors located in China.

INTERNATIONAL OPERATIONS

Europe: The Company's European operations contributed approximately 33%, 36%, and 42%, of the Company's net sales during the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The Company's wholly-owned subsidiary, Perceptron Europe B.V. ("Perceptron B.V."), formed in The Netherlands, holds a 100% equity interest in Perceptron (Europe) GmbH ("Perceptron GmbH"). Perceptron GmbH is located in Munich, Germany and is the operational headquarters for the European market. Perceptron GmbH holds a 100% interest in Perceptron E.U.R.L. located in Voisins le Bretonneux, France and a 100% interest in Perceptron Iberica SL located in Vitoria, Spain. At June 30, 2006, the Company employed 62 people in its European operations.

Asia: The Company operates a direct sales, application and support office in Tokyo, Japan to service customers in Asia. In fiscal 2006, the Company opened an office in Singapore.

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

BACKLOG

As of June 30, 2006, the Company had a backlog of $18.8 million, compared to $18.0 million at June 30, 2005. Most of the backlog is subject to cancellation by the customer. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in its backlog by June 30, 2007.

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

The Company's research, development and engineering activities are currently focused on: high-accuracy, laser-based dimensional sensors; high-accuracy, high-throughput scanning sensors; complex feature recognition algorithms; specialized three-dimensional metrology software; manufacturing process display and analysis software; control system and robotic interface software; related cell and system hardware and new product initiatives. As of June 30, 2006, 49 persons employed by the Company were focused primarily on research, development and engineering.

For the fiscal years ended June 30, 2006, 2005 and 2004, the Company's research, development and engineering expenses were $7.8 million, $7.2 million and $7.0 million, respectively.

PATENTS, TRADE SECRETS AND CONFIDENTIALITY AGREEMENTS

As of June 30, 2006, the Company has been granted 27 U.S. patents and has pending 6 U.S. patent applications, which relate to various products and processes manufactured, used, and/or sold by the Company. The Company also has been granted 17 foreign patents in Canada, Europe and Japan and has 23 patent applications pending in foreign locations. The U.S. patents expire from 2007 through 2025 and the Company's existing foreign patent rights expire from 2008 through 2023. In addition, the Company holds perpetual licenses to more than 41 other U.S. patents including rights to practice 6 patents for non-forest product related applications that were assigned to USNR in conjunction with the sale of the Forest Products business unit in 2002. The expiration dates for these licensed patents range from 2006 to 2020.

The Company has registered, and continues to register, various trade names and trademarks including Perceptron(R), AutoGauge(R), IPNet(R), AutoFit(R), AutoGuide(R), AutoScan(R), AutoSolve(R), Contour Probe(R), ScanWorks(R), TriCam(R), WheelWorks(R), Visual Fixturing(R) and LASAR(R), among others, which are used in connection with the conduct of its business.

Perceptron's products include hardware (camera, lens, etc.) for scanning an image and imbedded software (extraction software algorithms) to convey the results of the scan to the customer. The hardware and software operate and are sold as one product. Perceptron does not market its software algorithms as a separate item distinct from the scanning product. The Company's software products are copyrighted and generally licensed to customers pursuant to license agreements that restrict the use of the products to the customer's own internal purposes on designated Perceptron equipment. The licensing language conveys the proprietary nature of the Company's product.

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

EMPLOYEES

As of June 30, 2006, the Company employed 241 persons. None of the employees is covered by a collective bargaining agreement and the Company believes its relations with its employees to be good.

AVAILABLE INFORMATION

The Company's Internet address is www.perceptron.com. There the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, filed or furnished after the date of this Form 10-K, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission ("SEC"). These reports can be accessed through the Company section of the website. The information found on the Company's website is not part of this or any report the Company files with, or furnishes to, the SEC.

ITEM 1A: RISK FACTORS

An investment in our Common Stock involves numerous risks and uncertainties. You should carefully consider the following information about these risks. Any of the risks described below could result in a significant or material adverse effect on our future results of operations, cash flows or financial condition. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that adversely affect our business in the future. We believe that the most significant of the risks and uncertainties we face are as follows:

OUR REVENUES ARE PRINCIPALLY DERIVED FROM THE SALE OF PRODUCTS FOR USE IN THE GLOBAL AUTOMOTIVE MARKET, PARTICULARLY BY MANUFACTURERS BASED IN THE UNITED STATES AND WESTERN EUROPE. THESE MANUFACTURERS HAVE EXPERIENCED PERIODIC DOWNTURNS IN THEIR BUSINESSES THAT COULD ADVERSELY AFFECT THEIR LEVEL OF PURCHASES OF OUR PRODUCTS.

Our revenues are principally derived from the sale of products for use in the automotive industry, particularly to manufacturers based in the United States and Western Europe. As a result, our ability to sell our systems and solutions to automotive manufacturers and suppliers is affected by periodic downturns in the global automotive industry.

New vehicle tooling programs are the most important selling opportunity for our automotive related sales. The number and timing of new vehicle tooling programs can be influenced by a number of economic factors. Our customers only launch a limited number of new car programs in any given year because of the time and financial resources required. From a macro perspective we continue to assess the global economy and its likely effect on our automotive customers and markets served. We continue to view the automotive industry's focus on introducing new vehicles more frequently to satisfy their customers' changing requirements, as well as their continuing focus on improved quality, as positive indicators for new business. However, because of the current economic downturn being experienced by our principal United States and Western Europe based customers, those customers could determine to reduce their number of new car programs. We are experiencing continued pricing pressures from our customers, particularly our automotive customers, because of the current economic downturns in their operations. These pricing pressures would adversely affect the margins we realize on the sale of our products and, ultimately, our profitability.

OUR FUTURE SUCCESS IS DEPENDENT UPON OUR ABILITY TO IMPLEMENT OUR LONG-TERM GROWTH STRATEGY.

We realize that we are vulnerable to fluctuations in the global automotive industry. Our future success is dependent upon our ability to implement our long-term strategy to expand our customer base in our automotive markets and to expand into new markets. Currently, we are focusing on the successful introduction of our two newly released Automated Systems products, AutoFit(R) and AutoScan(R), which are designed to expand our product offerings in our worldwide automotive markets, and the continued development of enhanced versions of our ScanWorks(R) product line for sale within and outside the automotive markets. We have also initiated plans to achieve sales growth in largely untapped geographic sales areas, including emerging automotive markets in Asia and Eastern Europe and the expansion of our business with current customers in Japan. We also continue to explore opportunities for expansion into non-automotive markets. However, there are a number of uncertainties involved in our long-term strategy over which we have no or limited control, including:

          - The quality and cost of competitive products already in existence or developed in the future.

          - The level of interest existing and potential new customers may have in our existing and new products and technologies.

          - Our ability to resolve technical issues inherent in the development of new products and technologies.

          -    Our ability to identify and satisfy market needs.

          -    Our ability to identify satisfactory distribution networks.

          -    General product development and commercialization difficulties.

          -    Rapid or unexpected technological changes.

          -    General product demand and market acceptance risks.

          - Our ability to successfully compete with alternative and similar technologies.

          - Our ability to attract the appropriate personnel to effectively represent, install and service our products.

          -    The effect of economic conditions.

Even if we are able to expand our customer base and markets, the new revenues we derive may not offset declines in revenues from our current products, especially our AutoGauge(R) products. We also may not be able to generate profits from these new customers or markets at the same level as we generate from our current business. There can be no assurance that we will be able to expand our customer base and markets or successfully execute our strategies in a fashion to maintain or increase our revenues and profits.

WE HAVE RECENTLY ANNOUNCED THE INTRODUCTION OF A NEW LINE OF PRODUCTS FOR SALE IN A NEW MARKET. WE COULD EXPERIENCE UNANTICIPATED DIFFICULTIES IN BRINGING THIS PRODUCT TO MARKET THAT WOULD ADVERSELY AFFECT OUR FINANCIAL RESULTS OF OPERATION AND DIVERT THE ATTENTION OF OUR MANAGEMENT.

We recently announced the execution of a long term supply agreement for the sale of a new line of electronic inspection products to retail consumers. In addition to the uncertainties inherent in introducing new products discussed above, we also face uncertainties resulting from the fact that this would be the first time we have produced products for the consumer market, manufactured products in China through subcontractors, and distributed products through a retail distribution network. As a result, we could experience unforeseen difficulties in bringing these products to market, including:

          - Product quality problems and costs to correct those problems resulting form design or manufacturing defects.

          -    Warranty claims at greater levels than anticipated.

          - Product orders at significantly greater volumes than our subcontractors' current manufacturing capabilities.

          - The speed at which competitors' products will be brought to market.

          - The need and cost to revise our product offerings to respond to competitors' product introductions or unanticipated consumer preferences or negative reactions to our products.

Handling such unforeseen difficulties could require significant management time and divert their attention from our core business operations. In that event, these unforeseen difficulties and management diversions could adversely affect our operating results.

OUR REVENUES ARE DERIVED FROM A SMALL NUMBER OF CUSTOMERS CONCENTRATED IN THE AUTOMOTIVE INDUSTRY, SO THAT THE LOSS OF ANY ONE OF THESE CUSTOMERS COULD RESULT IN A REDUCTION IN OUR REVENUES AND PROFITS.

We sell a majority of our systems and solutions to a small number of customers that consist primarily of automotive manufacturers and suppliers in North American and Western Europe.

With such a large percentage of our revenues coming from such a small and highly concentrated group of customers, we are susceptible to a substantial risk of losing revenues if these customers stop purchasing our products or reduce their purchases of our products. In addition, we have no control over whether these customers will continue to purchase our systems and solutions in volumes or at prices sufficient to generate profits for us.

OUR FUTURE COMMERCIAL SUCCESS DEPENDS UPON OUR ABILITY TO MAINTAIN A COMPETITIVE TECHNOLOGICAL POSITION IN OUR MARKETS, WHICH ARE CHARACTERIZED BY CONTINUAL TECHNOLOGICAL CHANGE.

Technology plays a key role in the systems and solutions that we produce. Our ability to sell our products to customers is directly influenced by the technology used in our systems and solutions. With the rapid pace at which technology is changing, there is a possibility that our customers may require more technologically advanced systems and solutions than what we may be capable of producing.

Technological developments could render actual and proposed products or technologies of ours uneconomical or obsolete.

There also is a possibility that we may not be able to keep pace with our competitors' products. In that case, our competitors may make technological improvements to their products that make them more desirable than our products.

Due to the evolving shift in focus from automotive end-of-line gauging to solutions that service process centers factory-wide, we expect that sales of our AutoGauge(R) systems, designed for end-of-line gauging, will slow. Our near-term focus for growth has been on the successful introduction of our two newly released automated systems products, AutoFit(R) and AutoScan(R), which are designed to expand our product offerings in our worldwide automotive markets, and the continued development of enhanced versions of our ScanWorks(R) product line.

Our growth and future financial performance depend upon our ability to introduce new products and enhance existing products that include the latest technological advances and customer requirements. We may not be able to introduce new products successfully or achieve market acceptance for such products. Any failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on our business. Accordingly, we believe that our future commercial success will depend upon our ability to develop and introduce new cost-effective products and maintain a competitive technological position.

WE ARE DEPENDENT ON PROPRIETARY TECHNOLOGY. IF OUR COMPETITORS DEVELOP COMPETING PRODUCTS THAT DO NOT VIOLATE OUR INTELLECTUAL PROPERTY RIGHTS OR SUCCESSFULLY CHALLENGE THOSE RIGHTS, OUR REVENUES AND PROFITS WILL BE ADVERSELY AFFECTED.

Our products contain features that are protected by patents, trademarks, trade secrets, copyrights, and contractual rights.

Despite these protections, there is still a chance that competitors may use these protected features in their products as a result of our inability to keep our trade secrets confidential, or in violation of our intellectual property rights or following a successful challenge to those rights. The prosecution of infringement claims against third parties and the defense of legal actions challenging our intellectual property rights could be costly and require significant attention from management. Because of the small size of our management team, this could result in the diversion of management's attention from day-to-day operations.

There also is a chance that competitors may develop technology that performs the same functions as our products without infringing upon our exclusive rights. It is possible that competitors may "reverse engineer" those features of our products that are not protected by patents, trademarks and trade secrets. If a competitor is able to "reverse engineer" an unprotected feature successfully, the competitor may gain an understanding of how the feature works and introduce similar products to compete with our products.

Because our new retail consumer products will be manufactured in China, we are at a greater risk of competitors misappropriating our intellectual property included in those products or reverse engineering those products. As a result, we may have a more limited ability, and significantly greater costs, to enforce our intellectual property rights in those products. Constant technological improvement of those products will be particularly important to keep the products competitive in their markets.

WE COULD BECOME INVOLVED IN COSTLY LITIGATION ALLEGING PATENT INFRINGEMENT.

We have been informed that certain of our customers have received allegations of possible patent infringement involving processes and methods used in our products. Certain of these customers, including one customer who was a party to a patent infringement suit relating to this matter, have settled such claims. We believe that the processes used in our products were independently developed without utilizing any previous patented process or technology. Because of the uncertainty surrounding the nature of any possible infringement and the validity of any such claim or any possible customer claim for indemnity relaying to claims against our customers, it is not possible to estimate the ultimate effect, if any, of this matter on our financial position.

The defense of patent infringement litigation could be costly and require significant attention from management. Because of the small size of our management team, this could result in the diversion of management's attention from day-to-day operations.

A NUMBER OF NEW COMPETITORS HAVE RECENTLY ENTERED OUR MARKETS, OR ARE DEVELOPING PRODUCTS TO COMPETE WITH OUR PRODUCTS, WHICH COULD RESULT IN A REDUCTION IN OUR REVENUES THROUGH LOST SALES OR A REDUCTION IN PRICES.

We are aware of a number of companies that have recently entered a number of our markets selling products using similar or alternative technologies and methods. We believe that there may be other companies, some of whom may be substantially larger and have substantially greater resources than us, which may be engaged in the development of technology and products for some of our markets that could prove to be competitive with ours. We believe that the principal competitive factor in our markets is the total capability that a product offers as a process control system. In some markets, price and value added are the principal competitive factors. While we believe that our products compete favorably, it is possible that these new competitors could capture some of our sales opportunities or force us to reduce prices in order to complete the sale.

We believe that certain existing and potential customers may be capable of internally developing their own technology. This could cause a decline in sales of our products to those customers.

OUR BUSINESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

Our success depends in large part upon the continued service of our executives and key employees, including those in engineering, technical, sales and marketing positions, as well as our ability to attract additional such employees in the future. At times and in certain geographic markets, competition for the type of highly skilled employees we require can be intense. The loss of key personnel or the inability to attract new qualified key employees could adversely affect our ability to implement our long-term growth strategy and have a material adverse effect on our business.

WE MAY NOT BE ABLE TO COMPLETE BUSINESS OPPORTUNITIES AND ACQUISITIONS AND OUR PROFITS COULD BE NEGATIVELY AFFECTED IF WE DO NOT SUCCESSFULLY OPERATE THOSE THAT WE DO COMPLETE.

We will evaluate from time to time business opportunities that fit our strategic plans. There can be no assurance that we will identify any opportunities that fit our strategic plans or will be able to enter into agreements with identified business opportunities on terms acceptable to us.

There is also no assurance that we will be able to effectively integrate businesses that we may acquire due to the significant challenges in consolidating functions and integrating procedures, personnel, product lines, technologies and operations in a timely and efficient manner. The integration process may require significant attention from management and devotion of resources. Because of the small size of our management team, this could result in the diversion of management's attention from day to day operations and impair our relationships with current employees and customers.

We intend to finance any such business opportunities from available cash on hand, existing credit facilities, issuance of additional stock or additional sources of financing, as circumstances warrant. The issuance of additional equity securities could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs, debt service requirements or amortization costs for acquired intangible assets. If we are not successful in generating additional profits from these transactions, this dilution and these additional costs could cause our common stock price to drop.

WE ARE EXPANDING OUR FOREIGN OPERATIONS, INCREASING THE POSSIBILITY THAT OUR BUSINESS COULD BE ADVERSELY AFFECTED BY RISKS OF DOING BUSINESS IN FOREIGN COUNTRIES.

We have significant operations outside of the United States and are currently implementing a strategy to expand our operations outside of the United States, especially in Eastern Europe and Asia.

Our foreign operations are subject to risks customarily encountered in such foreign operations. For instance, we may encounter fluctuations in foreign currency exchange rates, differences in the level of protection available for our intellectual property, the impact of differences in language and local business and social customs on our ability to market and sell our products in these markets and transportation delays from our Chinese subcontractors. In addition, we may be affected by U.S. laws and policies that impact foreign trade and investment. Finally, we may be adversely affected by laws and policies imposed by foreign governments in the countries where we have business operations or sell our products. These laws and policies vary from jurisdiction to jurisdiction.

BECAUSE OF OUR SIGNIFICANT FOREIGN OPERATIONS, OUR REVENUES AND PROFITS CAN VARY SIGNIFICANTLY AS A RESULT OF FLUCTUATIONS IN THE VALUE OF THE UNITED STATES DOLLAR AGAINST FOREIGN CURRENCIES.

Products that we sell in foreign markets are sometimes priced in currency of the country where the customer is located. To the extent that the dollar fluctuates against these foreign currencies, the prices of our products in U.S. dollars also will fluctuate. As a result, our return on the sale of our products may vary based on these fluctuations. We may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. These transactions involve the use of forward contracts, typically mature within one year and are designed to hedge anticipated foreign currency transactions. We may use forward exchange contracts to hedge the net assets of certain of our foreign subsidiaries to offset the translation and economic exposures related to our investment in these subsidiaries. There is no guarantee that these hedging transactions will protect against the fluctuations in the value of the dollar.

BECAUSE A LARGE PORTION OF OUR REVENUES ARE GENERATED FROM A LIMITED NUMBER OF SIZEABLE ORDERS, OUR REVENUES AND PROFITS MAY VARY WIDELY FROM QUARTER TO QUARTER AND YEAR TO YEAR.

A large portion of our revenues are generated from a limited number of sizeable orders that are placed by a small number of customers. If the timing of these orders is delayed from one quarter to the next, or from one year to the next, we may experience fluctuations in our quarterly and annual revenues and operating results.

The amount of revenues that we earn in any given quarter may vary based in part on the timing of new vehicle programs in the global automotive industry. In contrast, many of our operating expenses are fixed and will not vary from quarter to quarter. As a result, our operating results may vary significantly from quarter to quarter and from year to year.

THE TRADING PRICE OF OUR STOCK HAS BEEN VOLATILE.

     The following factors may affect the market price of our Common Stock, which can vary widely over time:

          -    announcements of new commercial products by us;

          -    announcements of new commercial products by our competitors;

          -    variations in our operating results;

          -    market conditions in the electronic and sensing industry;

          -    market conditions and stock prices in general; and

          -    the volume of our common stock traded.

BECAUSE OF THE LIMITED TRADING IN OUR COMMON STOCK, IT MAY BE DIFFICULT FOR SHAREHOLDERS TO DISPOSE OF A LARGE NUMBER OF SHARES OF OUR COMMON STOCK IN A SHORT PERIOD OF TIME OR AT THEN CURRENT PRICES.

Because of the limited number of shares of our Common Stock outstanding and the limited number of holders of our Common Stock, only a limited number of shares of our Common Stock trade on a daily basis. This limited trading in our Common Stock makes it difficult to dispose of a large number of shares in a short period of time. In addition, it is likely that the sale by a shareholder of a large number of shares of our Common Stock over an extended period would depress the price of our Common Stock.

WE DO NOT PLAN ON PAYING DIVIDENDS AND ARE RESTRICTED UNDER OUR LOAN AGREEMENT FROM PAYING DIVIDENDS.

Our Board of Directors does not intend to declare or pay cash dividends on our Common Stock. Instead, the Board intends to retain future earnings to finance the development of our business. Furthermore, cash dividends are not permitted under our bank credit agreement.

AS PERMITTED UNDER MICHIGAN LAW, OUR DIRECTORS ARE NOT LIABLE TO PERCEPTRON FOR MONETARY DAMAGES RESULTING FROM THEIR ACTIONS OR INACTIONS.

Under our articles of incorporation, as permitted under the Michigan Business Corporation Act, members of our Board of Directors are not liable for monetary damages for any negligent or grossly negligent action that the director takes, or for any negligent or grossly negligent failure of a director to take any action. However, a director will remain liable for:

          -    intentionally inflicting harm on Perceptron or its shareholders;

          - distributions that the director makes in violation of the Michigan Business Corporation Act; and

          -    intentional criminal acts that the director commits.

However, we or our shareholders may seek an injunction, or other appropriate equitable relief, against a director. Finally, liability may be imposed against members of the Board of Directors under the federal securities laws.

WE ARE REQUIRED TO INDEMNIFY OUR OFFICERS AND DIRECTORS IF THEY ARE INVOLVED IN LITIGATION AS A RESULT OF THEIR SERVING AS OFFICERS OR DIRECTORS OF PERCEPTRON, WHICH COULD REDUCE OUR PROFITS AND CASH AVAILABLE TO OPERATE OUR BUSINESS.

Our by-laws require us to indemnify our officers and directors. We may be required to pay judgments, fines, and expenses incurred by an officer or director, including reasonable attorneys' fees, as a result of actions or proceedings in which such officers or directors are involved by reason of being or having been an officer or director of Perceptron. Funds paid in satisfaction of judgments, fines and expenses would reduce our profits and may be funds we need for the operation of our business and the development of products. This could cause our stock price to drop.

OUR PROFITS WILL BE REDUCED AS A RESULT OF OUR COMPLIANCE WITH NEW SEC RULES RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Beginning with our annual report on Form 10-K for the fiscal year ending June 30, 2008, we will be required by SEC rules to include a report of management on Perceptron's internal control over financial reporting in our annual reports. In addition, the independent registered public accounting firm auditing our financial statements will be required to provide an attestation report on management's assessment of our internal controls.

We will expend significant resources in developing the necessary documentation and testing procedures required by these new rules, which could adversely affect our profitability.

IF MANAGEMENT IS NOT ABLE TO PROVIDE A POSITIVE REPORT ON OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING, AND OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM IS NOT ABLE TO PROVIDE A POSITIVE ATTESTATION ON MANAGEMENT'S REPORT, SHAREHOLDERS AND OTHERS MAY LOSE CONFIDENCE IN OUR FINANCIAL STATEMENTS, WHICH COULD CAUSE OUR STOCK PRICE TO DROP.

Because of our relatively small size, we have a limited number of personnel in our finance department to handle their existing responsibilities, as well as compliance with the SEC's new rules relating to our internal controls over financial reporting.

Accordingly, there can be no positive assurance that management will provide a positive report on our internal controls or that we will receive a positive attestation on that report from our independent registered public accounting firm. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements. This could cause our stock price to drop.

IF THE SUBCONTRACTORS WE RELY ON FOR COMPONENT PARTS DELAYED DELIVERIES OR FAILED TO DELIVER PARTS MEETING OUR REQUIREMENTS, WE WOULD NOT BE ABLE TO DELIVER PRODUCTS TO OUR CUSTOMERS IN A TIMELY FASHION AND OUR REVENUES AND PROFITS WOULD BE REDUCED.

We rely on subcontractors for certain components of our products, including outside subcontracting assembly houses to produce the circuit boards that we use in our products. As a result, we have limited control over the quality and the delivery schedules of components purchased from third parties. In addition, we purchase a number of component parts from single source suppliers. If our supplies of component parts meeting our requirements are significantly delayed or interrupted, we would not be able to deliver products to our customers in a timely fashion. This would result in a reduction in revenues and profits for these periods. It is also possible, if our delay in delivering products to our customer is too long, the customer will cancel its order, resulting in a permanent loss of revenue and profit from that sale. From time to time, we have experienced significant delays in the receipt of certain components, most recently for our ScanWorks(R) systems.

Finally, although we believe that alternative suppliers are available, difficulties or delays may arise if we shift manufacturing capacity to new suppliers.

THE BOARD OF DIRECTORS HAS THE RIGHT TO ISSUE UP TO 1,000,000 SHARES OF PREFERRED STOCK WITHOUT FURTHER ACTION BY SHAREHOLDERS. THE ISSUANCE OF THOSE SHARES COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY AND COULD BE USED TO PREVENT OR FRUSTRATE SHAREHOLDERS' ATTEMPTS TO REPLACE OR REMOVE CURRENT MANAGEMENT.

Although no preferred stock currently is outstanding, we are authorized to issue up to 1,000,000 shares of preferred stock. Preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by shareholders, and may include voting rights (including the right to vote as a series on particular matters), the dividends payable thereon, liquidation payments, preferences as to dividends and liquidation, conversion rights and redemption rights. In the event that preferred stock is issued, the rights of the common stockholders may be adversely affected. This could result in a reduction in the value of our Common Stock.

The preferred stock could be issued to discourage, delay or prevent a change in control of Perceptron. This may be beneficial to our management or Board of Directors in a hostile tender offer or other takeover attempt and may have an adverse impact on shareholders who may want to participate in the tender offer or who favor the takeover attempt.

OUR COMMON STOCK RIGHTS PLAN COULD BE USED TO PREVENT OR FRUSTRATE HOSTILE TENDER OFFERS.

We maintain a common stock rights plan. Under the plan, if any person acquires 15% or more our outstanding Common Stock, our shareholders, other than the acquirer, will have the right to purchase shares of our Common Stock at half their market price. The common stock rights plan discourages potential acquirers from initiating tender offers for our Common Stock without the approval of the Board of Directors. This may be beneficial to Perceptron's management or Board of Directors in a hostile tender offer or other takeover attempt and may have an adverse impact on shareholders who may want to participate in the tender offer or who favor the takeover attempt.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Perceptron's principal domestic facilities consist of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company. In addition, the Company leases a 1,500 square meter facility in Munich, Germany and leases office space in Voisins le Bretonneux, France, Sao Paulo, Brazil, Tokyo, Japan and Singapore. The Company believes that its current facilities are sufficient to accommodate its requirements through fiscal year 2007.

ITEM 3: LEGAL PROCEEDINGS

The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $6.0 million using a June 30, 2006 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS' claims.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Litigation and Other Contingencies" for a discussion of the Company's accounting policies regarding legal proceedings and other contingencies.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Perceptron's Common Stock is traded on The NASDAQ Stock Market's National Market under the symbol "PRCP". The following table shows the reported high and low sales prices of Perceptron's Common Stock for fiscal 2006 and 2005:

                                         PRICES
                                     -------------
                                      LOW     HIGH
                                     -----   -----
FISCAL 2006
Quarter through September 30, 2005   $6.18   $7.21
Quarter through December 31, 2005    $6.35   $7.52
Quarter through March 31, 2006       $6.90   $8.55
Quarter through June 30, 2006        $7.47   $8.66

FISCAL 2005
Quarter through September 30, 2004   $6.26   $7.43
Quarter through December 31, 2004    $6.37   $7.40
Quarter through March 31, 2005       $6.51   $8.40
Quarter through June 30, 2005        $6.37   $8.31

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

The approximate number of shareholders of record on September 18, 2006, was 208.

The information pertaining to the securities the Company has authorized for issuance under equity plans is hereby incorporated by reference to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plan Information". For more information about the Company's equity compensation plans, see Note 9 of Notes to the Consolidated Financial Statements, "Stock Incentive Plans", included in
Item 8 of this report.

The following table sets forth information concerning the Company's repurchases of its Common Stock during the quarter ended June 30, 2006. All shares were purchased pursuant to the Company's stock repurchase program described below.

                                                             (C) TOTAL NUMBER OF      (D) APPROXIMATE DOLLAR
                   (A) TOTAL NUMBER                       SHARES PURCHASED AS PART   VALUE OF SHARES THAT MAY
                       OF SHARES      (B) AVERAGE PRICE     OF PUBLICLY ANNOUNCED        YET BE PURCHASED
PERIOD                 PURCHASED        PAID PER SHARE             PROGRAM               UNDER THE PROGRAM
------             ----------------   -----------------   ------------------------   ------------------------
April 1-30, 2006         41,700             $8.24                   41,700                   $695,179
May 1-31, 2006           44,300             $8.03                   44,300                   $339,411
June 1-30, 2006          22,400             $7.96                   22,400                   $161,213
                        -------                                    -------
Total                   108,400             $8.09                  108,400                   $161,213
                        =======                                    =======

On September 9, 2005, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $5.0 million of the Company's Common Stock. The Company was authorized to buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices. Pursuant to the authorization, the Company repurchased 667,300 shares of Common Stock at an average price of $7.25 per share during the fiscal year ended June 30, 2006. In July 2006, the Company completed its fiscal 2006 stock repurchase program.

On August 7, 2006, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $3.0 million of the Company's Common Stock through August 2007. The Company may buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time. The Company also announced that it has entered into a Rule 10b5-1 trading plan ("Repurchase Plan") with Barrington Research Associates, Inc. to purchase up to $3.0 million of the Company's Common Stock through August 2007 (less the dollar amount of purchases by the Company outside the Repurchase Plan), in open market or privately negotiated transactions, in accordance with the requirements of Rule 10b-18.

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

                        PERCEPTRON, INC. AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             FISCAL YEARS ENDED
                                                                  JUNE 30,
                                              -----------------------------------------------
                                                2006      2005      2004      2003      2002
                                              -------   -------   -------   -------   -------
STATEMENT OF OPERATIONS DATA: (1, 2)
Net sales                                     $57,875   $54,892   $53,393   $54,679   $43,943
Gross profit                                   27,287    25,907    25,100    27,534    19,641
Operating income (loss)                         4,368     4,695     5,630     8,548     1,170
Income (loss) before income taxes               4,927     5,186     6,653     6,124       759
Income (loss) from continuing operations        3,239     3,282     3,987     3,582       942
Discontinued operations                            --        --        --        --    (4,644)
Net income (loss)                               3,239     3,282     3,987     3,582    (3,702)

Earnings (loss) per basic share:
   Continuing operations                      $  0.38   $  0.37   $  0.46   $  0.43   $  0.11
   Discontinued operations                         --        --        --        --     (0.56)
   Net income (loss)                             0.38      0.37      0.46      0.43     (0.45)

Earnings (loss) per diluted share:
   Continuing operations                      $  0.35   $  0.35   $  0.43   $  0.42   $  0.11
   Discontinued operations                         --        --        --        --     (0.56)
   Net income (loss)                             0.35      0.35      0.43      0.42     (0.45)

Weighted average common shares outstanding:
   Basic                                        8,582     8,766     8,593     8,284     8,209
   Diluted                                      9,200     9,437     9,327     8,622     8,213

                                                               AS OF JUNE 30,
                                              -----------------------------------------------
                                                2006      2005      2004      2003      2002
                                              -------   -------   -------   -------   -------
BALANCE SHEET DATA:
Working capital                               $42,652   $41,100   $36,777   $30,405   $24,824
Total assets                                   62,395    63,390    62,924    59,414    54,693
Long-term liabilities                              --        --        --        --     1,040
Shareholders' equity                           54,230    53,992    50,360    44,945    39,211

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

The Company's financial base is very good, with no debt and approximately $25.2 million of cash at June 30, 2006, compared with $20.4 million of cash at June 30, 2005. In September 2005 the Company's Board of Directors authorized a stock repurchase program of $5.0 million that was successful and resulted in the repurchase of 687,300 shares by July 2006. At the Company's August board meeting the Board of Directors approved a new program to purchase up to $3.0 million of the Company's stock through August 2007.

During fiscal 2006 the Company implemented its plan to establish an office in Singapore, relocate an experienced manager from North America, and add application engineers in Singapore and Japan to execute the Company's growth strategies in Asia. The sales growth initiatives in this region began to show success during fiscal 2006 as evidenced by the sale of Automated Systems to Japanese and Korean customers. The Company continues to believe that the potential for sales growth in Japan, Korea, and China is very good, and as a result additional personnel will be hired during fiscal 2007 to support sales opportunities in this region.

In light of the weak European economy through the first three quarters of fiscal 2006, the Company partially completed its plan to hire sales personnel, application engineers and trainers to support growth opportunities in Europe. Personnel additions were primarily to support sale of the ScanWorks(R) product line that has good growth potential in Europe.

The Company has recently announced the introduction of a new line of electronic inspection products. This new line of products will target both the professional tradesmen and the do-it-yourself homeowner. The products leverage the Company's strong technical expertise in electronics, optics, and image processing. The first product in this line is at a manufacturing stage and will be distributed through a partner with marketing knowledge and distribution channels in the wholesale and retail markets. The Company expects to realize sales of this product during fiscal 2007.

The Company's sales are principally derived from the sale of products for use in the automotive industry. New vehicle tooling programs are the most important selling opportunity for the Company's automotive related sales. The number and timing of new vehicle tooling programs can be influenced by the state of the economy. Therefore, from a macro perspective the Company continues to assess the global economy and its likely effect on the Company's automotive customers and markets served. The Company is continuing its efforts to expand its opportunities outside the automotive industry, principally through its Technology Components Group and new product development efforts.

The foregoing statements in this "Overview" section are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" and Item 1A, "Risk Factors", for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

RESULTS OF OPERATIONS

  FISCAL YEAR ENDED JUNE 30, 2006, COMPARED TO FISCAL YEAR ENDED JUNE 30, 2005

Overview - The Company reported net income of $3.2 million or $0.35 per diluted share, for the fiscal year ended June 30, 2006 compared with net income of $3.3 million, or $0.35 per diluted share, for the fiscal year ended June 30, 2005. Specific line item results are described below.

Sales - Net sales of $57.9 million for fiscal 2006 were up $3.0 million, or 5.5%, compared with the same period one year ago. The following tables set forth comparison data for the Company's net sales by product groups and geographic location.

SALES (BY GROUP)
(in millions)                2006            2005       INCREASE/(DECREASE)
                        -------------   -------------   -------------------
Automated Systems       $43.3    74.8%  $39.0    71.0%    $ 4.3    11.0%
Technology Components    10.9    18.8%   11.2    20.4%     (0.3)   (2.7)%
Value Added Services      3.7     6.4%    4.7     8.6%     (1.0)  (21.3)%
                        -----   -----   -----   -----     -----
Totals                  $57.9   100.0%  $54.9   100.0%    $ 3.0     5.5%
                        =====   =====   =====   =====     =====

SALES (BY LOCATION)
(in millions)              2006            2005       INCREASE/(DECREASE)
                      -------------   -------------   -------------------
North America         $37.4    64.6%  $33.1    60.3%    $ 4.3    13.0%
Europe                 18.9    32.6%   19.9    36.2%     (1.0)   (5.0)%
Asia                    1.6     2.8%    1.9     3.5%     (0.3)  (15.8)%
                      -----   -----   -----   -----     -----
Totals                $57.9   100.0%  $54.9   100.0%    $ 3.0     5.5%
                      =====   =====   =====   =====     =====

The higher level of sales in North America was primarily due to increased sales of the Automated Systems product group and primarily reflected the number of new vehicle programs and associated tooling requirements of customers in this region. The sales decrease in Europe was impacted by a generally declining Euro that based on conversion rates in effect during fiscal 2006, generated sales that were approximately $0.7 million less than the comparable rates in fiscal 2005 would have yielded. Weak economic conditions in Europe also caused customers to delay capital appropriation decisions that resulted in sales for the Company's European subsidiary to decline slightly compared to one year ago. The Company believes that the decline in sales of Value Added Services was a function of customer requirements and did not represent a trend of lower sales for this product group. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" and Item 1A, "Risk Factors", for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

Bookings - The Company had new order bookings during fiscal 2006 of $58.7 million compared with new order bookings of $53.9 million during fiscal 2005. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company's bookings by product groups and geographic location.

BOOKINGS (BY GROUP)
(in millions)                2006            2005       INCREASE/(DECREASE)
                        -------------   -------------   -------------------
Automated Systems       $44.3    75.5%  $39.1    72.5%    $ 5.2    13.3%
Technology Components    10.0    17.0%   11.4    21.2%     (1.4)  (12.3)%
Value Added Services      4.4     7.5%    3.4     6.3%      1.0    29.4%
                        -----   -----   -----   -----     -----
Totals                  $58.7   100.0%  $53.9   100.0%    $ 4.8     8.9%
                        =====   =====   =====   =====     =====

BOOKINGS (BY LOCATION)
(in millions)                 2006            2005       INCREASE/(DECREASE)
                         -------------   -------------   -------------------
North America            $36.5    62.2%  $30.6    56.8%    $ 5.9    19.3%
Europe                    20.7    35.3%   21.6    40.1%     (0.9)   (4.2)%
Asia                       1.5     2.5%    1.7     3.1%     (0.2)  (11.8)%
                         -----   -----   -----   -----     -----
Totals                   $58.7   100.0%  $53.9   100.0%    $ 4.8     8.9%
                         =====   =====   =====   =====     =====

The Automated Systems product group benefited from the number of new vehicle programs and associated tooling requirements of customers in North America while weak economic conditions in Europe caused customers to delay capital appropriation decisions. The Company believes that the rate of new orders during the year primarily reflected the timing of customer requirements. This was also true for Technology Components, the only product group that experienced a reduction in the level of new order bookings compared to last year. There was no discernible change in Technology Component customers' purchasing decisions during the year. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" and Item 1A, "Risk Factors" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

Backlog - The Company's backlog was $18.8 million as of June 30, 2006 compared with $18.0 million as of June 30, 2005. The following tables set forth comparison data for the Company's backlog by product groups and geographic location.

BACKLOG (BY GROUP)
(in millions)                2006            2005       INCREASE/(DECREASE)
                        -------------   -------------   -------------------
Automated Systems       $15.2    80.9%  $14.0    77.8%    $ 1.2     8.6%
Technology Components     1.7     9.0%    2.7    15.0%     (1.0)  (37.0)%
Value Added Services      1.9    10.1%    1.3     7.2%      0.6    46.2%
                        -----   -----   -----   -----     -----
Totals                  $18.8   100.0%  $18.0   100.0%    $ 0.8     4.4%
                        =====   =====   =====   =====     =====

BACKLOG (BY LOCATION)
(in millions)                2006            2005       INCREASE/(DECREASE)
                        -------------   -------------   -------------------
North America           $ 8.1    43.1%  $ 9.0    50.0%    $(0.9)  (10.0)%
Europe                   10.4    55.3%    8.6    47.8%      1.8    20.9%
Asia                      0.3     1.6%    0.4     2.2%     (0.1)  (25.0)%
                        -----   -----   -----   -----     -----
Totals                  $18.8   100.0%  $18.0   100.0%    $ 0.8     4.4%
                        =====   =====   =====   =====     =====

The Company expects to be able to fill substantially all of the orders in backlog during the next twelve months. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer.

Gross Profit - Gross profit was $27.3 million, or 47.1% of sales, in the fiscal year ended June 30, 2006, as compared to $25.9 million, or 47.2% of sales, in the fiscal year ended June 30, 2005. The declining Euro through the first nine months of fiscal 2006 had the effect of reducing margins by approximately $400,000, or 0.7% of sales, in fiscal 2006 compared to fiscal 2005. Installation and manufacturing costs were 25.3% of sales this year compared to 26.6% of sales last year when unfavorable inventory adjustments were approximately $400,000 higher than in fiscal 2006. Product mix accounted for the balance of the change in gross profit as a percent of sales.

Selling, General and Administrative (SG&A) Expenses - SG&A expenses during fiscal 2006 were $15.2 million, compared with $14.0 million during fiscal 2005. The increase primarily reflected higher salary and benefit expenses of approximately $440,000 for merit and healthcare cost increases, costs of additional personnel to support sales growth plans in Asia and Europe of approximately $385,000, travel expenses of $375,000, non-cash stock-based compensation expense of $244,000, contract services of $170,000 to support sales growth initiatives, and employee profit sharing of approximately $130,000 that were partially offset by lower bad debt expense of approximately $400,000 compared with fiscal 2005 when a significant customer bankruptcy occurred, lower legal expense of approximately $290,000 and lower SG&A expense in Europe of $230,000 that primarily resulted from the lower value of the Euro compared to fiscal 2005.

Engineering, Research and Development (R&D) Expenses - Engineering and R&D expenses were $7.8 million for the fiscal year ended June 30, 2006, compared with $7.2 million for fiscal 2005. The increase was primarily due to incremental salary and benefit expenses of approximately $290,000 for merit and healthcare cost increases, non-cash stock-based compensation expense of $227,000, engineering materials of $165,000, and higher employee profit sharing of approximately $130,000 that were partially offset by lower spending for contract services of $360,000.

Interest Income, net - Net interest income was $722,000 in fiscal 2006, compared with $492,000 in fiscal 2005. The increase in interest income reflected higher average cash balances invested in short term securities at higher average interest rates during fiscal 2006.

Foreign Currency Gain Loss - There was a net foreign currency loss of $21,000 in fiscal 2006 compared with a net foreign currency loss of $49,000 in fiscal 2005. The loss in both years was primarily due to the change in foreign exchange rates between the time that the Company's foreign subsidiaries, principally in Europe and Japan, received material denominated in U.S. dollars and when funds were converted to pay for the material received.

Other Income and Expense - Other expense of $142,000 in fiscal 2006 reflected the recognition of a $311,000 foreign currency translation adjustment related to closing Perceptron Canada, Inc. that was partially offset by the market value of $160,000 of stock received by the Company when a mutual life insurance company was demutualized. Other income in fiscal 2005 of $48,000 was primarily due to receipt of an insurance claim.

Income Taxes - Income tax for fiscal 2006 included the recognition of a $725,000 tax benefit associated with reversing a valuation allowance related to net operating losses in North America that the Company now believes will be utilized, a $290,000 tax expense related to the repatriation of $6.3 million of unremitted earnings of certain of the Company's European subsidiaries under the provisions of the American Jobs Creation Act of 2004, and income tax expense of $211,000 related to a tax audit of prior years in the Company's German operations. The effective tax rate for fiscal 2006 excluding these items was 38.8% compared with 36.7% for fiscal year 2005. In addition, the Company is not able to record a tax benefit for non-cash stock-based compensation expense related to incentive stock options and the Company's Employee Stock Purchase Plan, which had the effect of increasing the effective tax rate in fiscal 2006 by 2.0%. The balance of the change in the effective tax rate reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their respective tax rates. See Note 10 of the Notes to the Consolidated Financial Statements, "Income Taxes".

Outlook - Based on the backlog as of June 30, 2006 and new vehicle tooling programs being considered by customers in the Company's North American and European automotive markets, the Company expects new orders and sales for its core Automated Systems products in its existing markets in fiscal 2007 to be comparable to fiscal 2006. Sales of Automated Systems products in North America, which were very good in fiscal 2006, are expected to be lower in fiscal 2007 while sales of Automated Systems products in Europe are expected to strengthen in fiscal 2007 compared with fiscal 2006 and offset the expected sales decline in North America. The Company's sales forecast is based on an assessment of the probable size, system content, and timing of each of the programs being considered by its customers. These factors are difficult to quantify accurately because over time the Company's customers weigh changes in the economy and the probable effect of these changes on their business, and adjust the number and timing of their new vehicle programs to reflect the changing business conditions. The Company continues to view the automotive industry's focus on introducing new vehicles more frequently to satisfy their customers' changing requirements, as well as their continuing focus on improved quality, as positive indicators for new business.

The Company expects to achieve sales growth above its base business in North America and Europe during fiscal 2007 due to higher sales of its AutoScan(R) system that began to gain customer acceptance during fiscal 2006 and the latest generation of its ScanWorks(R) product that was well received by its customer base. The Company also expects to achieve higher sales in Asia related to its investments, largely in personnel, and the initial success of several automated systems that were sold in this region during fiscal 2006. The Company expects to realize sales of its new electronic inspection products in fiscal 2007. The Company has plans to add personnel, primarily in Asia, and to a lesser extent in North America, to support its growth plans in Asia and the introduction of its new product line outside of the Automotive market.

As a result of the foregoing, the Company expects both sales and net income levels for fiscal 2007 to be higher than those of fiscal 2006, although the magnitude of the increase is difficult to project at this time.

The foregoing statements in this "Outlook" section are "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including those described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement", below, and Item 1A, "Risk Factors".

  FISCAL YEAR ENDED JUNE 30, 2005, COMPARED TO FISCAL YEAR ENDED JUNE 30, 2004

Overview - The Company reported net income of $3.3 million or $0.35 per diluted share, for the fiscal year ended June 30, 2005 compared with net income of $4.0 million, or $0.43 per diluted share, for the fiscal year ended June 30, 2004. Specific line item results are described below.

Sales - Net sales of $54.9 million for fiscal 2005 were up $1.5 million, or 2.8%, compared with the same period one year ago. The following tables set forth comparison data for the Company's net sales by product groups and geographic location.

SALES (BY GROUP)
(in millions)                2005            2004       INCREASE/(DECREASE)
                        -------------   -------------   -------------------
Automated Systems       $39.0    71.0%  $38.2    71.5%      $0.8   2.1%
Technology Components    11.2    20.4%   10.5    19.7%       0.7   6.7%
Value Added Services      4.7     8.6%    4.7     8.8%       0.0   0.0%
                        -----   -----   -----   -----       ----
Totals                  $54.9   100.0%  $53.4   100.0%      $1.5   2.8%
                        =====   =====   =====   =====       ====

SALES (BY LOCATION)
(in millions)              2005            2004       INCREASE/(DECREASE)
                      -------------   -------------   -------------------
North America         $33.1    60.3%  $29.2    54.7%    $ 3.9    13.4%
Europe                 19.9    36.2%   22.5    42.1%     (2.6)  (11.6)%
Asia                    1.9     3.5%    1.7     3.2%      0.2    11.8%
                      -----   -----   -----   -----     -----
Totals                $54.9   100.0%  $53.4   100.0%    $ 1.5     2.8%
                      =====   =====   =====   =====     =====

Sales of each of the Company's product groups in fiscal 2005 were comparable to fiscal 2004. The higher level of sales in North America that offset lower sales in Europe during fiscal 2005 compared to fiscal 2004 primarily reflected the number of new vehicle programs and associated tooling requirements as well as economic conditions in the two geographic regions. The sales decrease in Europe was partially offset by the benefit from the strong Euro that based on conversion rates in effect during fiscal 2005, added approximately $1.2 million more in sales than the comparable rates in fiscal 2004 would have yielded

Bookings - The Company had new order bookings during fiscal 2005 of $53.9 million compared with new order bookings of $54.3 million during fiscal 2004. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company's bookings by product groups and geographic location.

BOOKINGS (BY GROUP)
(in millions)                2005            2004       INCREASE/(DECREASE)
                        -------------   -------------   -------------------
Automated Systems       $39.1    72.5%  $39.5    72.8%    $(0.4)   (1.0)%
Technology Components    11.4    21.2%   10.5    19.3%      0.9     8.6%
Value Added Services      3.4     6.3%    4.3     7.9%     (0.9)  (20.9)%
                        -----   -----   -----   -----     -----
Totals                  $53.9   100.0%  $54.3   100.0%    $(0.4)   (0.7)%
                        =====   =====   =====   =====     =====

BOOKINGS (BY LOCATION)
(in millions)                 2005            2004       INCREASE/(DECREASE)
                         -------------   -------------   -------------------
North America            $30.6    56.8%  $30.5    56.2%     $ 0.1    0.3%
Europe                    21.6    40.1%   22.2    40.9%      (0.6)  (2.7)%
Asia                       1.7     3.1%    1.6     2.9%       0.1    6.2%
                         -----   -----   -----   -----      -----
Totals                   $53.9   100.0%  $54.3   100.0%     $(0.4)  (0.7)%
                         =====   =====   =====   =====      =====

New order bookings among the Company's product lines during fiscal 2005 were generally consistent with new order bookings received during fiscal 2004. The Company believes that the rate of new orders during the year continued to reflect the timing of customer requirements. This was also true for Value Added Services, the only product group that experienced a significant percentage change in the level of new order bookings compared to last year. There was no discernible change in customers' purchasing decisions during the year. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" and Item 1A, "Risk Factors", for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

Backlog - The Company's backlog was $18.0 million as of June 30, 2005 compared with $19.1 million as of June 30, 2004. The following tables set forth comparison data for the Company's backlog by product groups and geographic location.

Backlog (by group)
(in millions)                2005            2004       Increase/(Decrease)
                        -------------   -------------   -------------------
Automated Systems       $14.0    77.8%  $15.3    80.1%     $(1.3)  (8.5)%
Technology Components     2.7    15.0%    2.7    14.1%       0.0    0.0%
Value Added Services      1.3     7.2%    1.1     5.8%       0.2   18.2%
                        -----   -----   -----   -----      -----
Totals                  $18.0   100.0%  $19.1   100.0%     $(1.1)  (5.8)%
                        =====   =====   =====   =====      =====

Backlog (by location)
(in millions)                2005            2004       Increase/(Decrease)
                        -------------   -------------   -------------------
North America           $ 9.0    50.0%  $11.5    60.2%    $(2.5)  (21.7)%
Europe                    8.6    47.8%    7.0    36.7%      1.6    22.9%
Asia                      0.4     2.2%    0.6     3.1%     (0.2)  (33.3)%
                        -----   -----   -----   -----     -----
Totals                  $18.0   100.0%  $19.1   100.0%    $(1.1)   (5.8)%
                        =====   =====   =====   =====     =====

The Company expects to be able to fill substantially all of the orders in backlog during the next twelve months. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer.

Gross Profit - Gross profit was $25.9 million, or 47.2% of sales, in the fiscal year ended June 30, 2005, as compared to $25.1 million, or 47.0% of sales, in the fiscal year ended June 30, 2004. The strong Euro had the effect of increasing margins by approximately $770,000, or 1.4% of sales, in fiscal 2005 compared to fiscal 2004. Installation and manufacturing costs were 25.9% of sales this year compared to 25.7% of sales last year. Unfavorable inventory adjustments related to obsolescence reserves were approximately $260,000 higher than in fiscal 2004. Product mix accounted for the balance of the change in gross profit as a percent of sales.

Selling, General and Administrative (SG&A) Expenses - SG&A expenses during fiscal 2005 were $14.0 million, compared with $12.2 million during fiscal 2004. The increase primarily reflected higher bad debt expense of $500,000 related to a customer bankruptcy, Michigan single business tax expense of $410,000 because of a $300,000 credit in fiscal 2004, salary and benefit expenses of approximately $400,000 related to merit increases and healthcare cost increases, selling expenses of $350,000 in Brazil and Japan related to increased activity in those areas, contract services of $260,000 primarily related to process improvement initiatives, the impact due to the strong Euro of $240,000, legal expense of $220,000, and commission expense of $180,000 reflecting a change to a team selling commission structure, that were partially offset by lower employee profit sharing of $800,000.

Engineering, Research and Development (R&D) Expenses - Engineering and R&D expenses were $7.2 million for the fiscal year ended June 30, 2005, compared with $7.0 million for fiscal 2004. The increase was primarily due to a higher level of spending for contract services and engineering materials of $320,000 to support new product development and salary and benefit increases of approximately $230,000 that were partially offset by lower employee profit sharing of $400,000.

Other Operating Expense - Other operating expense of $319,000 in fiscal 2004 represented a loss on the disposition of machinery and equipment and a provision for property held for sale.

Interest Income, net - Net interest income was $492,000 in fiscal 2005, compared with $290,000 in fiscal 2004. The increase in interest income reflected higher average cash balances invested in short term securities at higher average interest rates during fiscal 2005.

Foreign Currency - There was a net foreign currency loss of $49,000 in fiscal 2005 compared with a net foreign currency gain of $556,000 in fiscal 2004 when the Euro appreciation versus the US dollar was greater.

Other Income and Expenses - Other income was $48,000 in fiscal 2005 compared to other income of $177,000 in fiscal 2004. Other income in fiscal 2004 primarily represented the reversal of costs previously expensed that were not required to be paid in the final settlement of an arbitration award.

Income Taxes - The effective income tax rates of 36.7% and 40.1% for fiscal years 2005 and 2004, respectively, reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates. See Note 10 of the Notes to the Consolidated Financial Statements, "Income Taxes".

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $25.2 million at June 30, 2006 compared to $20.4 million at June 30, 2005. The cash increase of $4.8 million for the fiscal year ended June 30, 2006, resulted primarily from $10.0 million of cash generated from operations, and $542,000 from proceeds received under the Company's stock plans, that were mitigated by $4.9 million used to buy back company stock and $1.1 million for capital expenditures.

The $10.0 million of cash provided from operations was primarily generated from net working capital changes of $4.0 million, net income of $3.2 million, the add back of non-cash items such as depreciation and amortization expense of $1.3 million, deferred income taxes of $753,000 and stock compensation expense of $667,000. Net working capital is defined as changes in assets and liabilities, exclusive of changes shown separately on the Consolidated Statements of Cash Flow. The cash provided from net working capital resulted primarily from a $5.6 million reduction in net receivables due to more timely payments by customers mitigated by the use of cash of $550,000 for inventory required to fill customer orders, $187,000 for accounts payable and $869,000 for current assets and liabilities. The $869,000 use of cash for other current assets and liabilities primarily represents reductions of $900,000 in deferred revenues as a result of customer buy-offs and $600,000 in accrued liabilities, offset by increased accruals for accrued payroll of $400,000 and reduced prepaid expenses of $200,000.

The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During fiscal year 2006, the Company increased its reserve for inventory obsolescence by a net $34,000, which resulted from the disposal of $159,000 of inventory that had been reserved for at June 30, 2005 and additional reserves for obsolescence of approximately $193,000.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During fiscal year 2006, the Company wrote off $17,000 of receivables and reduced its provision for bad debts by $22,000.

Financing activities during fiscal year 2006 primarily reflected $4.9 million used to repurchase company stock and $542,000 received under the Company's stock plans.

The Company had no debt outstanding at June 30, 2006. The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2007. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (8.25% as of June 30, 2006) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 7.39% as of June 30, 2006) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $35.9 million as of June 30, 2006 and to have no advances outstanding for 30 consecutive days each calendar year.

At June 30, 2006, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $628,000 at June 30, 2006). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2006, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 100,000 Euros (equivalent to approximately $125,000 at June 30, 2006).

On August 7, 2006, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $3.0 million of the Company's common stock through August 2007. The Company may buy shares of its common stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time. The Company also announced that it has entered into a Rule 10b5-1 trading plan ("Repurchase Plan") with Barrington Research Associates, Inc. to purchase up to $3.0 million of the Company's common stock through August 2007 (less the dollar amount of purchases by the Company outside the Repurchase
Plan), in open market or privately negotiated transactions, in accordance with the requirements of Rule 10b-18.

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

The Company expects to spend approximately $1.5 million during fiscal year 2007 for capital equipment, although there is no binding commitment to do so. Based on the Company's current business plan, including the introduction of its new line of electronic inspection products, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2007 cash flow requirements, except to the extent that the Company implements new business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact. The foregoing statements are "forward-looking statements" within the meaning of the Securities Act of 1934, as amended. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" and Item 1A, "Risk Factors", for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statement.

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

CONTRACTUAL OBLIGATIONS

The following summarizes the Company's contractual obligations at June 30, 2006, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                LESS THAN                               MORE THAN 5
                        TOTAL     1 YEAR    1 - 3 YEARS   3 - 5 YEARS      YEARS
                       ------   ---------   -----------   -----------   -----------
Purchase Obligations   $3,026     $3,026        $  0           $0            $0
Operating Leases       $1,521     $  862        $656           $3            $0

A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding. Included in the purchase obligations category above are obligations related to purchase orders for inventory purchases under the Company's standard terms and conditions and under negotiated agreements with vendors. The Company expects to receive consideration (products or services) for these purchase obligations. The purchase obligation amounts do not represent all anticipated purchases in the future, but represent only those items for which the Company was contractually obligated at June 30, 2006. Operating leases represent commitments to lease building space, office equipment and motor vehicles.

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

Stock-Based Compensation. The Company accounts for non-cash stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the amount of share-based awards that are expected to be forfeited. The estimated forfeiture rate may change from time to time based upon the Company's actual experience. An increase in the forfeiture rate would require the Company to reverse a portion of its prior expense for non-cash stock-based compensation, which would positively impact the Company's results of operations. Because the Company currently experiences a low forfeiture rate, a reduction in the estimated forfeiture rate would not have a material impact on the Company's results of operations.

Accounts Receivable. The Company monitors its accounts receivable and charges to expense an amount equal to its estimate of potential credit losses. The Company considers a number of factors in determining its estimates, including, the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation and the condition of the general economy and the industry as a whole. The use of different estimates for future credit losses would result in different charges to selling, general and administrative expense in each period presented and could negatively affect the Company's results of operations for the period. In addition, if actual experience differs materially from the Company's estimates, such as was the case in fiscal year 2005, described in "Selling, General and Administrative (SG&A) Expenses" with the unexpected bankruptcy of a large customer, the Company could be required to record large credit losses that could negatively affect the Company's results of operations for the period.

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

Deferred Income Taxes. Deferred income tax assets and liabilities represent the future income tax effect of temporary differences between the book and tax basis of the Company's assets and liabilities, assuming they will be realized and settled at the amounts reported in the Company's financial statements. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. This assessment includes consideration for the scheduled reversal of temporary taxable differences, projected future taxable income and the impact of tax planning. The Company adjusts this valuation allowance periodically based upon changes in these considerations. In fiscal 2006 the Company reduced the valuation allowance, described in "Income Taxes" and Note 10 of the Notes to the Consolidated Financial Statements, "Income Taxes", based on the past few years of taxable income and projected future taxable income. If actual long-term future taxable income is lower than the Company's estimate, the Company may be required to record material adjustments to the deferred tax assets, resulting in a charge to income in the period of determination and negatively impacting the Company's results of operations and financial position for the period.

Litigation and Other Contingencies. The Company is subject to various legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty. The Company accrues for estimated losses if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company uses judgment and evaluates, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded. The outcome of legal proceedings is inherently uncertain and so typically a loss cannot be reasonably estimated. Accordingly, if the outcome of legal proceedings are different than is anticipated by the Company, the Company would have to record a charge for the matter, generally in the full amount at which it was resolved, in the period resolved, negatively impacting the Company's results of operations and financial position for the period.

MARKET RISK INFORMATION

Perceptron's primary market risk is related to foreign exchange rates. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the U.S. The Company may from time to time have interest rate risk in connection with its borrowings.

                              FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in the non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At June 30, 2006, the Company's percentage of sales commitments in non-United States currencies was approximately 58.7% or $11.0 million, compared to 54.2% or $9.8 million at June 30, 2005.

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

At June 30, 2006, the Company had forward exchange contracts to sell 4.0 million Euros ($5.0 million equivalent) at a weighted average settlement rate of 1.25 Euros to the United States Dollar. The contracts outstanding at June 30, 2006, mature through January 31, 2007. The objective of the hedge transactions is to protect designated portions of the Company's net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized a loss of $38,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts during the fiscal year ended June 30, 2006. Offsetting this amount in other comprehensive income (loss) was the translation effect of the Company's foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

For fiscal years ended June 30, 2005 and 2004, the Company had approximately $3.0 million and $8.4 million, respectively, of forward exchange contracts between the United States Dollar and the Euro with weighted average settlement prices of 1.30 and 1.21 Euro to each United States Dollar, respectively. The Company recognized income of approximately $168,000 and a charge of approximately $642,000 in other comprehensive income (loss) for the unrealized and realized change in value of forward exchange contracts during the fiscal years ended June 30, 2005 and June 30, 2004, respectively.

The Company's potential loss in earnings that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the fiscal years ended June 30, 2006, 2005 and 2004, would have been approximately $2,000, $114,000 and $232,000, respectively.

                               INTEREST RATE RISK

The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less. Given the short maturities and investment grade quality of the Company's investment holdings at June 30, 2006, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's cash and cash equivalents. As a result, the Company does not currently hedge these interest rate exposures.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, see Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies-New Accounting Pronouncements".

SAFE HARBOR STATEMENT

We make statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2007 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released and from our plans to make important new investments, largely for personnel, for newly introduced products and geographic growth opportunities in the U.S., Europe, Eastern Europe, Asia, our ability to fund our fiscal year 2007 cash flow requirements and customers' current and future interest in our Value Added Services. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as "will," "should," "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in "Item 1A - Risk Factors" in this report. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process. A significant portion of the Company's projected revenues and net income depends upon the Company's ability to successfully develop and introduce new products and expand into new geographic markets. Because a significant portion of the Company's revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company's reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company's expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company's expectations.

ITEM 7A: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm                      26
Consolidated Financial Statements:
   Balance Sheets - June 30, 2006 and 2005                                   27
   Statements of Income for the fiscal years ended June 30, 2006,
      2005 and 2004                                                          28
   Statements of Cash Flows for the fiscal years ended June 30, 2006,
      2005 and 2004                                                          29
   Statements of Shareholders' Equity for the fiscal years ended
      June 30, 2006, 2005 and 2004                                           30
   Notes to Consolidated Financial Statements                                31

                           [GRANT THORNTON LETTERHEAD]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Perceptron, Inc.

We have audited the accompanying consolidated balance sheets of Perceptron, Inc. and Subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perceptron, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share Based Payments," effective July 1, 2005.


/S/ Grant Thornton LLP

Southfield, Michigan
September 14, 2006

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Per Share Amount)

AS OF JUNE 30,                                                                2006       2005
                                                                            --------   --------
ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                                             $ 25,188   $ 20,374
      Receivables:
         Billed receivables, net of allowance for doubtful accounts
             of $352 and $391, respectively                                   15,623     19,413
         Unbilled receivables                                                    994      1,888
         Other receivables                                                       577      1,004
      Inventories, net of reserves of $554 and $520, respectively              6,433      5,884
      Deferred taxes                                                           1,481      1,199
      Other current assets                                                       521        736
                                                                            --------   --------
         Total current assets                                                 50,817     50,498
   PROPERTY AND EQUIPMENT
      Building and land                                                        6,013      6,013
      Machinery and equipment                                                 11,566     10,653
      Furniture and fixtures                                                   1,093      1,059
                                                                            --------   --------
                                                                              18,672     17,725
      Less - Accumulated depreciation and amortization                       (11,264)   (10,038)
                                                                            --------   --------
         Net property and equipment                                            7,408      7,687
   DEFERRED TAX ASSET                                                          4,170      5,205
                                                                            --------   --------
   TOTAL ASSETS                                                             $ 62,395   $ 63,390
                                                                            ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts payable                                                      $  1,667   $  1,854
      Accrued liabilities and expenses                                         2,277      2,807
      Accrued compensation                                                     1,740      1,359
      Income taxes payable                                                       145        130
      Deferred revenue                                                         2,336      3,248
                                                                            --------   --------
         Total current liabilities                                             8,165      9,398

   SHAREHOLDERS' EQUITY
      Preferred stock - no par value, authorized 1,000 shares, issued none        --         --
      Common stock, $0.01 par value, authorized 19,000 shares, issued
         and outstanding 8,352 and 8,822, respectively                            84         88
      Accumulated other comprehensive loss                                       (15)      (677)
      Additional paid-in capital                                              39,111     42,770
      Retained earnings                                                       15,050     11,811
                                                                            --------   --------
         Total shareholders' equity                                           54,230     53,992
                                                                            --------   --------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 62,395   $ 63,390
                                                                            ========   ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

YEARS ENDED JUNE 30,                           2006      2005      2004
                                             -------   -------   -------
NET SALES                                    $57,875   $54,892   $53,393
COST OF SALES                                 30,588    28,985    28,293
                                             -------   -------   -------
   GROSS PROFIT                               27,287    25,907    25,100
OPERATING EXPENSES
   Selling, general and administrative        15,155    13,970    12,195
   Engineering, research and development       7,764     7,242     6,956
   Other operating expense                        --        --       319
                                             -------   -------   -------
      Total operating expenses                22,919    21,212    19,470
                                             -------   -------   -------
   OPERATING INCOME                            4,368     4,695     5,630
OTHER INCOME AND (EXPENSES)
   Interest income, net                          722       492       290
   Foreign currency gain (loss)                  (21)      (49)      556
   Other                                        (142)       48       177
                                             -------   -------   -------
      Total other income                         559       491     1,023
                                             -------   -------   -------
INCOME BEFORE INCOME TAXES                     4,927     5,186     6,653
INCOME TAX EXPENSE                             1,688     1,904     2,666
                                             -------   -------   -------
NET INCOME                                   $ 3,239   $ 3,282   $ 3,987
                                             =======   =======   =======
EARNINGS PER COMMON SHARE
   Basic                                     $  0.38   $  0.37   $  0.46
   Diluted                                   $  0.35   $  0.35   $  0.43
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                       8,582     8,766     8,593
   Dilutive effect of stock options              618       671       734
                                             -------   -------   -------
   Diluted                                     9,200     9,437     9,327
                                             =======   =======   =======

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)

YEARS ENDED JUNE 30,                                 2006      2005      2004
                                                   -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                      $ 3,239   $ 3,282   $ 3,987
   Adjustments to reconcile net income to net
      cash provided from (used for) operating
      activities:
      Depreciation and amortization                  1,345     1,326     1,504
      Stock compensation expense                       667        --        --
      Deferred income taxes                            753       775       252
      Stock option income tax benefit                   --       142       371
      Other                                            (11)      (85)      176
      Changes in assets and liabilities,
         exclusive of changes shown separately       3,976    (3,412)    2,227
                                                   -------   -------   -------
         Net cash provided from operating
            activities                               9,969     2,028     8,517
CASH FLOWS FROM FINANCING ACTIVITIES
      Revolving credit borrowings                      797       608        --
      Revolving credit repayments                     (797)     (608)       --
      Proceeds from stock plans                        542       407       854
      Repurchase of company stock                   (4,872)     (279)       --
                                                   -------   -------   -------
         Net cash provided from (used for)
            financing activities                    (4,330)      128       854
CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                          (1,093)   (1,449)   (1,153)
                                                   -------   -------   -------
         Net cash used for investing activities     (1,093)   (1,449)   (1,153)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                    268       (12)      360
                                                   -------   -------   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS            4,814       695     8,578
CASH AND CASH EQUIVALENTS, JULY 1                   20,374    19,679    11,101
                                                   -------   -------   -------
CASH AND CASH EQUIVALENTS, JUNE 30                 $25,188   $20,374   $19,679
                                                   =======   =======   =======
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF
   CHANGES SHOWN SEPARATELY
      Receivables, net                             $ 5,582   $    (3)  $ 3,990
      Inventories                                     (550)     (196)      881
      Accounts payable                                (187)      410      (311)
      Other current assets and liabilities            (869)   (3,623)   (2,333)
                                                   -------   -------   -------
                                                   $ 3,976   $(3,412)  $ 2,227
                                                   =======   =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the year for interest       $    10   $     1   $     1
      Cash paid during the year for income taxes     1,393     3,816       494

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In Thousands)

                                                   COMMON STOCK    ACCUMULATED OTHER   ADDITIONAL                  TOTAL
                                                 ---------------     COMPREHENSIVE       PAID-IN    RETAINED   SHAREHOLDERS
                                                 SHARES   AMOUNT     INCOME (LOSS)       CAPITAL    EARNINGS      EQUITY
                                                 ------   ------   -----------------   ----------   --------   ------------
BALANCES, JUNE 30, 2003                           8,342    $83           $(961)         $41,281      $ 4,542     $44,945
Comprehensive income (loss)
   Net income                                                                                          3,987       3,987
   Other comprehensive income
      Foreign currency translation adjustments                             845                                       845
      Hedging                                                             (642)                                     (642)
                                                                                                                 -------
   Total comprehensive income                                                                                      4,190
Stock plans                                         374      4                            1,221                    1,225
                                                  -----    ---           -----          -------      -------     -------
BALANCES, JUNE 30, 2004                           8,716    $87           $(758)         $42,502      $ 8,529     $50,360
                                                  =====    ===           =====          =======      =======     =======
Comprehensive income (loss)
   Net income                                                                                          3,282       3,282
   Other comprehensive income
      Foreign currency translation adjustments                             (87)                                      (87)
      Hedging                                                              168                                       168
                                                                                                                 -------
   Total comprehensive income                                                                                      3,363
Stock plans                                         145      1                              547                      548
Stock repurchase                                    (39)                                   (279)                    (279)
                                                  -----    ---           -----          -------      -------     -------
BALANCES, JUNE 30, 2005                           8,822    $88           $(677)         $42,770      $11,811     $53,992
                                                  =====    ===           =====          =======      =======     =======
Comprehensive income (loss)
   Net income                                                                                          3,239       3,239
   Other comprehensive income
      Foreign currency translation adjustments                             700                                       700
      Hedging                                                              (38)                                      (38)
                                                                                                                 -------
   Total comprehensive income                                                                                      3,901
Stock-based compensation                                                                    667                      667
Stock plans                                         197      2                              540                      542
Stock repurchase                                   (667)    (6)                          (4,866)                  (4,872)
                                                  -----    ---           -----          -------      -------     -------
BALANCES, JUNE 30, 2006                           8,352    $84           $ (15)         $39,111      $15,050     $54,230
                                                  =====    ===           =====          =======      =======     =======

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

FOREIGN CURRENCY

The financial statements of the Company's wholly-owned foreign subsidiaries have been translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, with the functional currency being the local currency in the foreign country. Under this standard, translation adjustments are accumulated in a separate component of shareholders' equity until the subsidiary is disposed of. During the fourth quarter of fiscal 2006, the Company liquidated Perceptron Canada, Inc., an inactive subsidiary, and recognized as expense accumulated translation adjustments of $311,000. Gains and losses on foreign currency transactions are included in the consolidated statement of income under "Other Income and Expenses".

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

Options to purchase 480,000, 580,000, and 556,000 shares of common stock outstanding in the fiscal years ended June 30, 2006, 2005 and 2004, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

                                  BEGINNING   COSTS AND       LESS       ENDING
                                   BALANCE     EXPENSES   CHARGE-OFFS   BALANCE
                                  ---------   ---------   -----------   --------
Fiscal year ended June 30, 2006      $391       $(22)         $ 17        $352
Fiscal year ended June 30, 2005      $625       $387          $621        $391
Fiscal year ended June 30, 2004      $674       $ 38          $ 87        $625

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

                    AT JUNE 30,
                  ---------------
                   2006     2005
                  ------   ------
Component parts   $3,038   $2,799
Work in process      309      407
Finished goods     3,086    2,678
                  ------   ------
Total             $6,433   $5,884
                  ======   ======

Changes in the Company's reserves for obsolescence are as follows (in thousands):

                                  BEGINNING   COSTS AND      LESS        ENDING
                                   BALANCE     EXPENSES   CHARGE-OFFS   BALANCE
                                  ---------   ---------   -----------   --------
Fiscal year ended June 30, 2006      $520        $193         $159        $554
Fiscal year ended June 30, 2005      $510        $230         $220        $520
Fiscal year ended June 30, 2004      $569        $100         $159        $510

DEFERRED INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and the effects of operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or future deductibility is uncertain.

FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, which include cash, accounts receivable, accounts payable, forward exchange contracts and amounts due to banks or other lenders, approximate their fair values at June 30, 2006 and 2005. Fair values have been determined through information obtained from market sources and management estimates.

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

STOCK-BASED COMPENSATION

The Company has stock plans, which are described more fully in Notes 8 and 9. The Company adopted Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment ("SFAS 123R"), effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in the Company's financial statements. Prior to July 1, 2005, the Company applied the requirements of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based plans. Under APB 25, generally no stock-based compensation expense was recognized for the Company's stock-based plans since the exercise price of granted employee stock options was greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share for the periods indicated as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock-based employee compensation plans (in thousands except per share amounts):

                                         2005     2004
                                        ------   ------
NET INCOME
   AS REPORTED                          $3,282   $3,987
   EFFECT OF STOCK-BASED COMPENSATION
      EXPENSE - NET OF TAX                (521)    (495)
                                        ------   ------
   PRO FORMA                            $2,761   $3,492
                                        ======   ======

EARNINGS PER SHARE
   BASIC - AS REPORTED                  $ 0.37   $ 0.46
   BASIC - PRO FORMA                    $ 0.31   $ 0.41
   DILUTED - AS REPORTED                $ 0.35   $ 0.43
   DILUTED - PRO FORMA                  $ 0.29   $ 0.37

SELF -INSURANCE

Perceptron is self-insured for health, vision and short term disability costs up to a certain stop loss level per claim and on an aggregate basis of a percentage of estimated annual costs. The estimated liability is based upon review by Management and an independent insurance consultant of claims filed and claims incurred but not reported.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to resolve issues addressed in SFAS No. 133 implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets". This Statement is effective for fiscal years beginning after September 15, 2006 and is not expected to have a material impact on the Company's financial statements.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken in tax returns. The Interpretation is effective for fiscal years beginning after December 15, 2006. The impact of adopting this Statement on the Company's financial statements has not yet been evaluated.

2.   LEASES

The Company leases building space, office equipment and motor vehicles under operating leases. Lease terms generally cover periods from two to five years and may contain renewal options. The following is a summary, as of June 30, 2006, of the future minimum annual lease payments required under the Company's operating leases having initial or remaining non-cancelable terms in excess of one year (in thousands):

                               MINIMUM
            YEAR               RENTALS
            ----               -------
2007                            $  862
2008                               547
2009                                88
2010                                21
2011 and beyond                      3
                                ------
Total minimum lease payments    $1,521
                                ======

Rental expenses for operating leases in the fiscal years ended June 30, 2006, 2005 and 2004 were $1,105,000, $908,000 and $989,000, respectively.

3.   SHORT-TERM AND LONG-TERM NOTES PAYABLE

The Company had no debt outstanding at June 30, 2006.

The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2007. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (8.25% as of June 30, 2006) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 7.39% as of June 30, 2006) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $35.9 million as of June 30, 2006 and to have no advances outstanding for 30 consecutive days each calendar year.

At June 30, 2006, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $628,000 at June 30, 2006). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.

At June 30, 2006, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 100,000 Euros (equivalent to approximately $125,000 at June 30, 2006).

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

At June 30, 2006, the Company had forward exchange contracts to sell 4.0 million Euros ($5.0 million equivalent) at a weighted average settlement rate of 1.25 Euros to the United States Dollar. The contracts outstanding at June 30, 2006, mature through January 31, 2007. The objective of the hedge transactions is to protect designated portions of the Company's net investment in its foreign European subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized a loss of $38,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts during the fiscal year ended June 30, 2006. Offsetting this amount in other comprehensive income (loss) was the translation effect of the Company's foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

For fiscal years ended June 30, 2005 and 2004, the Company had approximately $3.0 million and $8.4 million, respectively, of forward exchange contracts between the United States Dollar and the Euro with weighted average settlement prices of 1.30 and 1.21 Euro to each United States Dollar, respectively. The Company recognized income of approximately $168,000 and a charge of approximately $642,000 in other comprehensive income (loss) for the unrealized and realized change in value of forward exchange contracts during the fiscal years ended June 30, 2005 and June 30, 2004, respectively.

5.   INFORMATION ABOUT MAJOR CUSTOMERS

The Company sells its products directly to both domestic and international automotive assembly companies. The Company's products are typically purchased for installation in connection with new model retooling programs undertaken by these companies. Because sales are dependent on the timing of customers' re-tooling programs, sales by customer vary significantly from year to year, as do the Company's largest customers. For the fiscal year ended June 30, 2006, approximately 38% of total net sales were derived from the Company's four largest automotive customers (General Motors, Volkswagen, BMW and Peugeot Citroen). The Company also sells to system integrators or OEMs, who in turn sell to these same automotive companies. For the fiscal year ended June 30, 2006, approximately, 9%, of net sales were to system integrators and OEMs for the benefit of the same four automotive companies. For the fiscal years ended June 30, 2005 and 2004, approximately 40% of total net sales were derived from the Company's four largest automotive customers (General Motors, DaimlerChrysler, Volkswagen and Ford). The Company also sells to system integrators or OEMs, who in turn sell to these same automotive companies. For the fiscal years ended June 30, 2005 and 2004, approximately, 13% and 12%, respectively, of net sales, were to system integrators and OEMs for the benefit of the same four automotive companies. These numbers reflect consolidations that have occurred within the Company's four largest automotive customers. During the fiscal year ended June 30, 2006, sales to General Motors were 25.4% of the Company's total net sales. At June 30, 2006, accounts receivable from General Motors totaled approximately $2.0 million.

6.   CONTINGENCIES

Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.

The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $6.0 million using a June 30, 2006 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS' claims.

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

7.   401(K) PLAN

The Company has a 401(k) tax deferred savings plan that covers all eligible employees. The Company may make discretionary contributions to the plan. The Company's contributions during the fiscal years ended June 30, 2006, 2005 and 2004, were $437,000, $453,000 and $392,000, respectively.

8.   EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees may purchase shares of the Company's common stock at 85% of its market value at the beginning of the six-month election period. Purchases are limited to 10% of an employee's eligible compensation and the shares purchased are restricted from being sold for one year from the purchase date. At June 30, 2006, 143,560 shares remained available under the Plan. During fiscal years 2006, 2005 and 2004, 11,854, 9,299 and 30,422 shares, respectively, were issued to employees. The average purchase price per share was $5.87, $6.08 and $2.56 in fiscal years 2006, 2005 and 2004, respectively. In fiscal 2006 the Company adopted SFAS 123R and recorded non-cash stock based compensation expense of $29,000 related to this plan. No compensation expense was recognized in fiscal years 2005 and 2004 for this plan.

9.   STOCK INCENTIVE PLANS

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

The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $667,000 for the fiscal year ended June 30, 2006, which includes the Employee Stock Purchase Plan discussed above. This had the effect of decreasing net income by $537,000, or $0.06 per diluted share for the fiscal year ended June 30, 2006. As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1.3 million. The Company expects to recognize this cost over a weighted average vesting period of 1.26 years.

The Company received $368,000 in cash from option exercises under all share-based payment arrangements for the twelve months ended June 30, 2006. The actual tax benefit realized related to tax deductions for non-qualified options exercised and disqualifying dispositions under all share-based payment arrangements totaled $665,000 for fiscal 2006.

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

Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, unless specified in the 2004 Stock Incentive Plan. As of June 30, 2006, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. Options outstanding under the Directors Plan are either an initial option or an annual option. Prior to December 7, 2004, initial options of 15,000 shares were granted as of the date the non-employee director was first elected to the Board of Directors and became exercisable in full on the first anniversary of the date of grant. Prior to December 7, 2004, annual options of 3,000 shares were granted as of the date of the respective annual meeting to each non-employee director serving at least six months prior to the annual meeting and become exercisable in three annual increments of 33 1/3% after the date of grant. Options under the Directors Plan expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company's stock on the date of grant.

Activity under these Plans is shown in the following tables:

                                             FISCAL YEAR 2006                   FISCAL YEAR 2005
                                     --------------------------------   --------------------------------
                                                 Weighted   Aggregate               Weighted   Aggregate
                                                  Average   Intrinsic                Average   Intrinsic
                                                 Exercise    Value(1)               Exercise   Value(1)
Shares subject to option               Shares      Price      ($000)      Shares      Price     ($000)
                                     ---------   --------   ---------   ---------   --------   ---------
Outstanding at beginning of period   2,204,007    $ 7.56                2,182,882    $ 8.06
New Grants (based on fair value of
common stock at dates of grant)        243,675    $ 6.72                  401,350    $ 6.75
Exercised                             (170,699)   $ 2.16                 (122,247)   $ 2.13
Expired                               (234,001)   $23.17                  (95,809)   $24.09
Forfeited                              (57,535)   $ 6.62                 (162,169)   $ 6.60
                                     ---------                          ---------
Outstanding at end of period         1,985,447    $ 6.13      $6,557    2,204,007    $ 7.56      $5,039
Exercisable at end of period         1,337,246    $ 6.08      $5,352    1,435,874    $ 8.80      $3,814

                                              FISCAL YEAR 2004
                                     ---------------------------------
                                                 Weighted   Aggregate
                                                  Average   Intrinsic
                                                 Exercise    Value(1)
Shares subject to option               Shares      Price      ($000)
                                     ---------   --------   ----------
Outstanding at beginning of period   2,176,286    $ 7.37
New Grants (based on fair value of
common stock at dates of grant)        423,600    $ 6.65
Exercised                             (328,561)   $ 2.18
Expired                                (74,296)   $ 9.26
Forfeited                              (14,147)   $ 2.40
                                     ---------
Outstanding at end of period         2,182,882    $ 8.06      $6,134
Exercisable at end of period         1,242,243    $11.24      $3,078

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2006, 2005 and 2004, were $571,000, $553,000 and $1,062,000, respectively.

The total fair value of shares vested during the fiscal years ended June 30, 2006, 2005 and 2004, were $746,000, $1,076,000 and $1,106,000, respectively.

The estimated fair value as of the date options were granted during the periods presented using the Black Scholes option-pricing model, was as follows:

                                                   2006     2005     2004
                                                  ------   ------   ------
Weighted Average Estimated Fair Value Per Share
   Of Options Granted During The Period           $ 2.28   $ 2.12   $ 4.40
Assumptions:
   Amortized Dividend Yield                           --       --       --
   Common Stock Price Volatility                   30.16%   28.40%   79.58%
   Risk Free Rate Of Return                         4.02%    3.38%    3.17%
   Expected Option Term (in years)                     5        5        5

The following table summarizes information about stock options at June 30, 2006:

                            OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                    ----------------------------------   --------------------
                                  WEIGHTED
                                  AVERAGE     WEIGHTED               WEIGHTED
                                 REMAINING     AVERAGE               AVERAGE
RANGE OF EXERCISE               CONTRACTUAL   EXERCISE               EXERCISE
PRICES                SHARES       LIFE         PRICE      SHARES      PRICE
-----------------   ---------   -----------   --------   ---------   --------
$1.21 to $ 1.53       531,720       5.28       $ 1.39      496,283    $ 1.38
 1.72 to   6.45       539,921       5.45       $ 4.36      380,803    $ 3.82
 6.47 to   6.85       505,730       7.14       $ 6.61      231,218    $ 6.61
 6.87 to  31.78       408,076       5.54       $14.03      228,942    $19.50
                    ---------                            ---------
$1.21 to $31.78     1,985,447       5.86       $ 6.13    1,337,246    $ 6.08
                    =========                            =========

At June 30, 2006, options covering 589,429 shares were available for future grants under the 2004 and 1998 Plans.

10.  INCOME TAXES

Income from continuing operations before income taxes for U.S. and foreign operations was as follows (in thousands):

           2006     2005     2004
          ------   ------   ------
U.S.      $1,096   $3,289   $2,586
Foreign    3,831    1,897    4,067
          ------   ------   ------
Total     $4,927   $5,186   $6,653
          ======   ======   ======

During fiscal 2006, the Company recorded $290,000 of tax expense related to the repatriation of $6.3 million of un-remitted earnings of certain of the Company's European subsidiaries under the provisions of the American Jobs Creation Act of 2004. The income tax provision (benefit) reflected in the statement of income consists of the following (in thousands):

                                2006     2005     2004
                               ------   ------   ------
Current provision (benefit):
   U.S. Federal & State        $  420   $   (8)    $ 92
   Foreign                        537      606    1,917
Deferred taxes
   U.S.                           757    1,154      826
   Foreign                        (26)     152     (169)
                               ------   ------   -----
Total provision (benefit)      $1,688   $1,904   $2,666
                               ======   ======   ======

 The Company's deferred tax assets are substantially represented by the tax benefit of net operating losses and the tax benefit of future deductions represented by allowance for bad debts, warranty expenses and inventory obsolescence and tax credit carry-forwards. The Company established in fiscal 2002 a valuation allowance for tax credit carry forwards and other items where it was more likely than not that these items would expire or not be deductible before the Company was able to realize their benefit. Based on the past few years of taxable income in the United States and expected taxable income in the United States in the future, the Company believes there is positive evidence that it is more likely than not that the tax benefits associated with the valuation allowance on the net operating loss carry-forwards will now be utilized. As a result, in the second quarter of fiscal 2006, the Company recognized a $725,000 tax benefit associated with reversing the valuation allowance related to net operating losses in the United States. In the fourth quarter of fiscal 2006, the Company increased its valuation allowance primarily due to the liquidation of its Canadian subsidiary. The Company continues to have a valuation allowance for tax credit carry-forwards that it still expects will more likely than not expire prior to the tax benefit being realized. The components of deferred tax assets were as follows (in thousands):

                                               2006      2005      2004
                                             -------   -------   -------
Benefit of net operating losses              $ 4,399   $ 5,947   $ 6,413
Tax credit carry forwards                      3,571     2,967     2,797
Other, principally reserves                    1,405     1,182     1,516
                                             -------   -------   -------
Deferred tax asset                             9,375    10,096    10,726
Valuation allowance                           (3,724)   (3,692)   (3,547)
                                             -------   -------   -------
Net deferred tax asset                       $ 5,651   $ 6,404   $ 7,179
                                             =======   =======   =======
Rate reconciliation:
Provision at U.S. statutory rate                34.0%     34.0%     34.0%
Net effect of taxes on foreign activities      (13.5)%     2.2%      5.5%
Tax effect of U.S. permanent differences         8.6%       --        --
State taxes and other, net                       0.1%      0.5%      0.6%
Adjustment of federal/foreign income taxes
   provided for in prior years                   4.5%     (2.8)%    14.7%
Valuation allowance                              0.6%      2.8%    (14.7)%
                                             -------   -------   -------
Effective tax rate                              34.3%     36.7%     40.1%
                                             =======   =======   =======

No provision was made with respect to earnings as of June 30, 2006 that have been retained for use by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings. At June 30, 2006, the Company had net operating loss carry-forwards for Federal income tax purposes of $12.9 million that expire in the years 2020 through 2023 and tax credit carry forwards of $3.6 million that expire in the years 2007 through 2020. The net change in the total valuation allowance for the years ended June 30, 2006, 2005, and 2004 was an increase of $32,000, $145,000 and a decrease of $977,000, respectively.

11. GEOGRAPHIC INFORMATION

The Company's business is substantially all in the global automotive market and its business segment is the automotive industry. The Company primarily accounts for geographic sales based on the country from which the sale is invoiced rather than the country where the product is shipped to. The Company operates in two primary geographic areas: Domestic (United States) and International (primarily Europe, with limited operations in Canada, Asia and South America).

GEOGRAPHICAL REGIONS (000'S)      DOMESTIC   INTERNATIONAL(1)   CONSOLIDATED
----------------------------      --------   ----------------   ------------
FISCAL YEAR ENDED JUNE 30, 2006
Net external sales                 $36,443        $21,432          $57,875
Long-lived assets                    6,718            690            7,408
FISCAL YEAR ENDED JUNE 30, 2005
Net external sales                 $32,343        $22,549          $54,892
Long-lived assets                    7,094            593            7,687
FISCAL YEAR ENDED JUNE 30, 2004
Net external sales                 $29,163        $24,230          $53,393
Long-lived assets                    7,261            453            7,714

(1) The Company's German subsidiary had net external sales of $18.9 million, $19.9 million and $22.5 million in the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Long-lived assets of the Company's German subsidiary were $514,000, $505,000 and $379,000 as of June 30, 2006, 2005
     and 2004, respectively.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data for the fiscal years ended June 30, 2006 and 2005 are as follows (in thousands, except per share amounts):

                                   QUARTER ENDED
                     -----------------------------------------
FISCAL YEAR 2006     09/30/05   12/31/05   03/31/06   06/30/06
                     --------   --------   --------   --------
Net sales             $12,760    $17,188    $13,447   $14,480
Gross profit            5,583      8,298      7,149     6,257
Net income                269      2,194      1,048      (272)
Earnings per share
   Basic                 0.03       0.25       0.12     (0.03)
   Diluted               0.03       0.24       0.12     (0.03)

FISCAL YEAR 2005     09/30/04   12/31/04   03/31/05   06/30/05
                     --------   --------   --------   --------
Net sales             $12,244    $14,812    $12,879    $14,957
Gross profit            6,028      7,418      6,580      5,881
Net income                965      1,467        744        106
Earnings per share
   Basic                 0.11       0.17       0.08       0.01
   Diluted               0.10       0.16       0.08       0.01

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A: CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Company's disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the SEC filing deadlines for these reports specified in the SEC's rules and forms. There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2006 identified in connection with the Company's evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions "Matters to Come before the Meeting
- Proposal 1: Election of Directors", "Further Information - Executive Officers", and "Further Information - Share Ownership of Management and Certain Shareholders - Section 16 (a) Beneficial Ownership Reporting Compliance" of the registrant's proxy statement for 2006 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

The information required by Part III, Item 10 with respect to the Company's audit committee and the audit committee's financial expert is set forth in the Proxy Statement under the caption "Board of Directors and Committees - Audit Committee," which paragraph is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company's directors, executive and financial officers and employees. The Code of Business Conduct and Ethics has been posted to the Company's website at www.perceptron.com in the Company section under "Financials" and is available free of charge through the Company's website. The Company will post information regarding any amendment to, or waiver from, the Company's Code of Business Conduct and Ethics for executive and financial officers and directors on the Company's website in the Company section under "Financials".

ITEM 11: EXECUTIVE COMPENSATION

The information contained under the caption "Further Information - Compensation of Directors and Executive Officers" of the Proxy Statement is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions "Further Information - Share Ownership of Management and Certain Shareholders - Principal Shareholders", "Further Information - Share Ownership of Management and Certain Shareholders - Beneficial Ownership by Directors and Executive Officers", and "Further Information - Compensation of Directors and Executive Officers - Termination of Employment and Change in Control Arrangements" of the Proxy Statement is incorporated herein by reference.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans as of June 30, 2006, including the 2004 Stock Incentive Plan, the 1992 Stock Option Plan, the Directors Stock Option Plan, the 1998 Global Team Member Stock Option Plan, and the Employee Stock Purchase Plan (together, the "Option Plans"):

                                                                                          NUMBER OF SECURITIES
                                            NUMBER OF SECURITIES    WEIGHTED-AVERAGE     REMAINING AVAILABLE FOR
                                              TO BE ISSUED UPON    EXERCISE PRICE OF     FUTURE ISSUANCE UNDER
                                                 EXERCISE OF          OUTSTANDING      EQUITY COMPENSATION PLANS
                                            OUTSTANDING OPTIONS,   OPTIONS, WARRANTS     (EXCLUDING SECURITIES
              PLAN CATEGORY                  WARRANTS AND RIGHTS       AND RIGHTS       REFLECTED IN COLUMN (A))
              -------------                 --------------------   -----------------   -------------------------
                                                     (A)                  (B)                     (C)
Equity compensation plans approved by
   shareholders:
2004 Stock Incentive Plan                          92,500(1)             $7.01                  500,709
1992 Stock Option Plan                          1,126,630(2)             $6.91                       --
Directors Stock Option Plan                       139,000(2)             $4.83                       --
Employee Stock Purchase Plan                        6,227(3)             $5.93                  137,333
                                                ---------                                       -------
   Total of equity compensation plans
      approved by shareholders                  1,364,357                $6.70                  638,042
Equity compensation plans not approved by
   shareholders: 1998 Global Team Member
   Stock Option Plan                              627,317                $4.88                   88,720
                                                ---------                                       -------
     Total:                                     1,991,674                $6.12                  726,762
                                                =========                                       =======

(1) Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.

(2) The 2004 Stock Incentive Plan replaced the 1992 Stock Option Plan and Directors Stock Option Plan effective December 7, 2004. Further grants under these plans have been cancelled.

(3) Does not include an undeterminable number of shares subject to a payroll deduction election under the Employee Stock Purchase Plan for the period from July 1, 2006 until December 31, 2006, which will not be issued until January 2007.

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

The 1998 Plan provides for acceleration of vesting of awards in the event of a change in control of the Company. See "Further Information - Compensation of Directors and Executive Officers - Termination of Employment and Change in Control Arrangements" of the Proxy Statement for a definition of change in control. The 1998 Plan will terminate automatically on February 25, 2008. However, the Board may amend or terminate the 1998 Plan at any time without shareholder approval, but no amendment or termination of the 1998 Plan or any award agreement may adversely affect any award previously granted under the 1998 Plan without the consent of the participant. The NASDAQ listing requirements prohibit the Company from amending the 1998 Plan to add additional shares of Common Stock without shareholder approval.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions "Independent Accountants - Policy for Pre-Approval of Audit and Non Audit Services" and "Independent Accountants - Fees Paid to Independent Auditors" of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     A.   Financial Statements and Schedules Filed

          Financial Statements - see Item 8 of this report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

     B.   Exhibits:

          Exhibits - the exhibits filed in response to Item 601 of Regulation S-K with this report are listed on pages 44 through 47. The Exhibit List is incorporated herein by reference.

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

                                        Date: September 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signatures                              Title                            Date
         ----------                              -----                            ----


/S/ Alfred A. Pease           Chairman of the Board, President,            September 27, 2006
---------------------------   Chief Executive Officer and Director
Alfred A. Pease               (Principal Executive Officer)


/S/ John J. Garber            Vice President and Chief Financial Officer   September 27, 2006
---------------------------   (Principal Financial Officer)
John J. Garber


/S/ Sylvia M. Smith           Controller (Principal Accounting Officer)    September 27, 2006
---------------------------
Sylvia M. Smith


/S/ David J. Beattie          Director                                     September 27, 2006
---------------------------
David J. Beattie


/S/ Kenneth R. Dabrowski      Director                                     September 27, 2006
---------------------------
Kenneth R. Dabrowski


/S/ W. Richard Marz           Director                                     September 27, 2006
---------------------------
W. Richard Marz


/S/ James A. Ratigan          Director                                     September 27, 2006
---------------------------
James A. Ratigan


/S/ Terryll R. Smith          Director                                     September 27, 2006
---------------------------
Terryll R. Smith

EXHIBIT INDEX

EXHIBIT
  NO.     DESCRIPTION OF EXHIBITS
-------   -----------------------
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

 4.10     Fifth Amendment to Credit Agreement dated October 24, 2002, between
          Perceptron, Inc. and Comerica Bank, is incorporated by reference to
          Exhibit 4.10 of the Company's Report on Form 10-Q for the Quarter ended September 30, 2005.

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

 10.5 Form of Executive Agreement Not to Compete between the Company and certain officers of the Company is incorporated herein by reference to
          Exhibit 10.5 of the Company's Annual Report on Form 10-K for the Year
          Ended June 30, 2005.

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

 10.9@    Form of Incentive Stock Option Agreement Terms for Officers under the
          Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K filed
          December 27, 2005.

 10.10@ Form of Nonqualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K filed
          December 27, 2005.

 10.11@ Form of Nonqualified Stock Option Agreement Terms - Board of Directors under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed
          August 10, 2006.

 10.12@   1998 Global Team Member Stock Option Plan and Form of Non-Qualified
          Stock Option Agreements under such Plan is incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997.

 10.13@ First Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.28 of the Company's Report on Form 10-K for the Transition Period Ended June 30, 1999.

 10.14@ Second Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.29 of the Company's Report on Form 10-K for the Transition Period Ended June 30, 1999.

 10.15@ Third Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.6 of the Company's Form S-8
          Registration Statement No. 333-55164.

 10.16@ Fourth Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.7 of the Company's S-8
          Registration Statement No. 333-76194.

 10.17@   Form of Non-Qualified Stock Option Agreements under 1998 Global Team
          Member Stock Option Plan after September 1, 1998 is incorporated by reference to Exhibit 10.6 of the Company's Report on Form 10-K for the Year Ended December 31, 1998.

 10.18@   Forms of Non-Qualified Stock Option Agreements under 1998 Global Team
          Member Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.31 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1999.

 10.19@   Form of Non-Qualified Stock Option Agreements under 1998 Global Team
          Member Stock Option Plan after January 1, 2006 is incorporated by reference to Exhibit 10.47 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 2006.

 10.20@ Perceptron, Inc. Employee Stock Purchase Plan, as amended and restated as of October 22, 2004, is incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K filed December 10, 2004.

 10.21@ Amended and Restated 1992 Stock Option Plan is incorporated herein by reference to Exhibit 10.53 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1996.

 10.22@ First Amendment to Amended and Restated 1992 Stock Plan is incorporated by reference to Exhibit 10.39 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1997.

 10.23@ Second Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.26 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1999.

 10.24@ Third Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.35 of the Company's Report on Form 10-K for the Year Ended June 30, 2001.

 10.25@ Fourth Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.37 of the Company's Report on Form 10-K for the Year Ended June 30, 2002.

 10.26@ Forms of Incentive Stock Option Agreements (Team Members and Officers) under 1992 Stock Option Plan after February 9, 1995 is incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994.

 10.27@ Forms of Incentive Stock Option Agreements (Team Members and Officers) and Non-Qualified Stock Option Agreements under 1992 Stock Option Plan after January 1, 1997, and Amendments to existing Stock Option
          Agreements under the 1992 Stock Option Plan is incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996.

 10.28@   Forms of Incentive Stock Option Agreements (Officers) and
          Non-Qualified Stock Option Agreements (Officers) under 1992 Stock
          Option Plan after September 1, 1998 is incorporated by reference to
          Exhibit 10.25 of the Company's Report on Form 10-K for the Year Ended
          December 31, 1998.

 10.29@   Forms of Incentive Stock Option Agreements (Officers) and
          Non-Qualified Stock Option Agreements (Officers) under 1992 Stock
          Option Plan after September 1, 1999 is incorporated by reference to
          Exhibit 10.30 of the Company's Report on Form 10-Q for the Quarter
          Ended September 30, 1999.

 10.30@ Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.56 to the Company's Report on Form 10-Q for the Quarter Ended September 30, 1996.

 10.31@ First Amendment to Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.27 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1999.

 10.32@   Second Amendment to the Perceptron, Inc. Directors Stock Option Plan
          (Amended and Restated October 31, 1996) is incorporated by reference to Exhibit 10.33 of the Company's Report on Form 10-Q for the Quarter
          Ended March 31, 2000.

 10.33@   Form of Non-Qualified Stock Option Agreements and Amendments under the
          Director Stock Option Plan is incorporated by reference to Exhibit
          10.27 to the Company's Annual Report on Form 10-K for the Year Ended
          December 31, 1996.

 10.34@   Forms of Non-Qualified Stock Option Agreements under the Directors
          Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.32 of the Company's Report on Form 10-Q for the Quarter
          Ended December 31, 1999.

 10.35@   Letter Agreement, dated February 14, 1996, between the Company and
          Alfred A. Pease is incorporated herein by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the Year Ended
          December 31, 1996.

 10.36    Covenant Not to Compete between U.S. Natural Resources, Inc., and
          Perceptron, Inc., dated March 13, 2002 is incorporated by reference to
          Exhibit 2.1 of the Company's Report on Form 8-K filed March 29, 2002.

 10.37@ Summary of 2004 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.39 of the Company's Report on Form 10-Q for the Quarter Ended December 31, 2003.

 10.38@ Written Description of 2005 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.37 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 2004.

 10.39@ Written Description of 2006 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed December 27, 2005.

 10.40@   Severance Agreement, dated September 7, 2005, between the Company and
          Alfred A. Pease is incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed September 12, 2005.

 10.41@   Severance Agreement, dated September 7, 2005, between the Company and
          Harry T. Rittenour is incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K filed September 12, 2005.

 10.42@   Severance Agreement, dated September 8, 2005, between the Company and
          Wilfred J. Corriveau is incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K filed September 12, 2005.

 10.43@   Severance Agreement, dated September 7, 2005, between the Company and
          John J. Garber is incorporated by reference to Exhibit 10.4 of the Company's Report on Form 8-K filed September 12, 2005.

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

 31.2* Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

 32.      Section 1350 Certifications

 32.1* Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

 32.2* Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

----------
* Filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

@    Indicates a management contract, compensatory plan or arrangement.