Form 10-Q
period 2006-09-30
PERCEPTRON INC/MI
filed 2006-11-14
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

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

Large accelerated filer      Accelerated filer      Non-accelerated filer  X
                        ---                    ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes     No  X
                                     ---    ---

The number of shares outstanding of each of the issuer's classes of common stock as of November 7, 2006, was:

Common Stock, $0.01 par value                                       8,128,779
            Class                                               Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
COVER                                                                        1

INDEX                                                                        2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                                3
Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       11
Item 3.  Quantitative and Qualitative Disclosures about Market Risk         20
Item 4.  Controls and Procedures                                            20

PART II. OTHER INFORMATION
Item 1A. Risk Factors                                                       21
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        21
Item 5.  Other Information                                                  22
Item 6.  Exhibits                                                           22

SIGNATURES                                                                  23

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 30,   JUNE 30,
(In Thousands, Except Per Share Amount)                       2006         2006
                                                         -------------   --------
                                                          (Unaudited)
ASSETS

   CURRENT ASSETS
      Cash and cash equivalents                            $ 24,627      $ 25,188
      Receivables:
         Billed receivables, net of allowance for
            doubtful accounts of $389 and $352,
            respectively                                     12,834        15,623
         Unbilled receivables                                   896           994
         Other receivables                                      909           577
      Inventories, net of reserves of $825 and $554,
         respectively                                         7,896         6,433
      Deferred taxes                                          1,481         1,481
      Other current assets                                      943           521
                                                           --------      --------
         Total current assets                                49,586        50,817

   PROPERTY AND EQUIPMENT
      Building and land                                       6,013         6,013
      Machinery and equipment                                11,910        11,566
      Furniture and fixtures                                  1,098         1,093
                                                           --------      --------
                                                             19,021        18,672
      Less - Accumulated depreciation and amortization      (11,588)      (11,264)
                                                           --------      --------
         Net property and equipment                           7,433         7,408

   DEFERRED TAX ASSET                                         4,456         4,170
                                                           --------      --------
   TOTAL ASSETS                                            $ 61,475      $ 62,395
                                                           ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                                     $  1,738      $  1,667
      Accrued liabilities and expenses                        2,320         2,277
      Accrued compensation                                    1,088         1,740
      Income taxes payable                                      166           145
      Deferred revenue                                        2,742         2,336
                                                           --------      --------
         Total current liabilities                            8,054         8,165

   SHAREHOLDERS' EQUITY
      Preferred stock - no par value,
         authorized 1,000 shares, issued none                    --            --
      Common stock, $0.01 par value,
         authorized 19,000 shares, issued and
         outstanding 8,292 and 8,352, respectively               83            84
      Accumulated other comprehensive (loss)                    208           (15)
      Additional paid-in capital                             38,721        39,111
      Retained earnings                                      14,409        15,050
                                                           --------      --------
         Total shareholders' equity                          53,421        54,230
                                                           --------      --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 61,475      $ 62,395
                                                           ========      ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                             ------------------
(In Thousands, Except Per Share Amounts)        2006      2005
                                              -------   -------
NET SALES                                     $10,710   $12,760
COST OF SALES                                   6,223     7,177
                                              -------   -------
   GROSS PROFIT                                 4,487     5,583

OPERATING EXPENSES
   Selling, general and administrative          3,887     3,292
   Engineering, research and development        1,732     1,872
                                              -------   -------
      Total operating expenses                  5,619     5,164
                                              -------   -------
   OPERATING INCOME (LOSS)                     (1,132)      419

OTHER INCOME AND (EXPENSES)
   Interest income, net                           314       147
   Foreign currency gain (loss)                    (5)       49
   Other                                            5        (1)
                                              -------   -------
      Total other income (expenses)               314       195
                                              -------   -------
INCOME (LOSS) BEFORE INCOME TAXES                (818)      614

INCOME TAX EXPENSE (BENEFIT)                     (177)      345
                                              -------   -------
NET INCOME (LOSS)                             $  (641)  $   269
                                              =======   =======
EARNINGS (LOSS) PER COMMON SHARE
   Basic                                       ($0.08)  $  0.03
   Diluted                                     ($0.08)  $  0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                        8,343     8,830
   Dilutive effect of stock options                --       446
                                              -------   -------
   Diluted                                      8,343     9,276
                                              =======   =======

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               ------------------
(In Thousands)                                                    2006      2005
                                                                -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                            $  (641)  $   269
   Adjustments to reconcile net income (loss) to net cash
      provided from (used for) operating activities:
      Depreciation and amortization                                 333       315
      Stock compensation expense                                    275       185
      Deferred income tax benefit                                  (286)     (264)
      Stock option income tax benefit                                --        22
      Loss on disposal of fixed assets and other                    125         6
      Changes in assets and liabilities, exclusive of
         changes shown separately                                   692       302
                                                                -------   -------
         Net cash provided from operating activities                498       835
CASH FLOWS FROM FINANCING ACTIVITIES
   Revolving credit borrowings                                       33       105
   Revolving credit repayments                                      (33)     (105)
   Proceeds from stock plans                                        266        51
   Repurchase of company stock                                     (932)     (132)
                                                                -------   -------
         Net cash used for financing activities                    (666)      (81)
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                            (448)     (320)
                                                                -------   -------
         Net cash used for investing activities                    (448)     (320)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS         55       (14)
                                                                -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (561)      420
CASH AND CASH EQUIVALENTS, JULY 1                                25,188    20,374
                                                                -------   -------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                         $24,627   $20,794
                                                                =======   =======
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES
   SHOWN SEPARATELY
   Receivables, net                                             $ 2,614   $   834
   Inventories                                                   (1,463)     (678)
   Accounts payable                                                  71       523
   Other current assets and liabilities                            (530)     (377)
                                                                -------   -------
                                                                $   692   $   302
                                                                =======   =======

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Company's 2006 Annual Report on Form 10-K. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2.   INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out ("FIFO") method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $825,000 and $554,000 at September 30, 2006 and June 30, 2006, respectively, is comprised of the following (in thousands):

                  SEPTEMBER 30,   JUNE 30,
                       2006         2006
                  -------------   --------
Component Parts       $3,427       $3,038
Work In Process          570          309
Finished Goods         3,899        3,086
                      ------       ------
Total                 $7,896       $6,433
                      ======       ======

3.   EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Effective with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("SFAS 123R"), the calculation of diluted shares also takes into effect the average unrecognized non-cash stock-based compensation expense and additional adjustments for tax benefits related to non-cash stock-based compensation expense.

Options to purchase 258,000 and 832,000 shares of common stock outstanding in the three months ended September 30, 2006 and 2005, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

At September 30, 2006, the Company had forward exchange contracts to sell 2.0 million Euros ($2.6 million equivalent) at a weighted average settlement rate of
1.28 Euros to the United States Dollar. The contracts outstanding at September 30, 2006, mature through January 31, 2007. The objective of the hedge transactions is to protect designated portions of the Company's net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized income of approximately $73,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the quarter ended September 30, 2006. Offsetting this amount in other comprehensive income (loss) was the translation effect of the Company's foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At September 30, 2005, the Company had approximately $4.8 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.24 Euros to the United States Dollar. The Company recognized income of $40,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the quarter ended September 30, 2005.

5.   COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

THREE MONTHS ENDED SEPTEMBER 30,               2006   2005
--------------------------------              -----   ----
Net Income (Loss)                             $(641)  $269
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments     150    (71)
   Forward contracts                             73     40
                                              -----   ----
Total Comprehensive Income (Loss)             $(418)  $238
                                              =====   ====

6.   CREDIT FACILITIES

The Company had no debt outstanding at September 30, 2006.

The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2008. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (8.25% as of September 30, 2006) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 7.25% as of September 30, 2006) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the

Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $36.0 million as of September 30, 2006 and to have no advances outstanding for 30 consecutive days each calendar year.

At September 30, 2006, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $634,400 at September 30, 2006). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2006, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 99,500 Euros (equivalent to approximately $126,000 at September 30,
2006).

7.   STOCK-BASED COMPENSATION

The Company adopted SFAS 123R, effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in the Company's financial statements. Prior to July 1, 2005, the Company applied the requirements of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based plans. Under APB 25, generally no compensation expense was recognized for the Company's stock-based plans since the exercise price of granted employee stock options was greater than or equal to the market value of the underlying common stock on the date of grant.

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

The Company recognized as an operating expense non-cash stock-based compensation cost in the amount of $275,000 and $185,000 in the three months ended September 30, 2006 and 2005, respectively. This had the effect of decreasing net income by $219,000, or $0.03 per diluted share, and $150,000, or $0.02 per diluted share, for the three months ended September 30, 2006 and 2005 respectively. As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1.2 million. The Company expects to recognize this cost over a weighted average vesting period of 1.42 years.

The Company maintains a 1992 Stock Option Plan ("1992 Plan") and a 1998 Global Team Member Stock Option Plan ("1998 Plan") covering substantially all company employees and certain other key persons and a Directors Stock Option Plan ("Directors Plan") covering all non-employee directors. During fiscal 2005, shareholders approved a new 2004 Stock Incentive Plan that replaced the 1992 and Directors Stock Option Plans as to future grants. Options previously granted under the 1992 and Directors Stock Option Plans will continue to be maintained until all options are executed, cancelled or expire. The 2004, 1992 and Directors Plans are administered by a committee of the Board of Directors, the Management Development compensation and Stock Option Committee (the "Management Development Committee"). The 1998 Plan is administered by the President of the Company.

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

The Company did not grant any options during the quarter ended September 30, 2005. The estimated fair value as of the date options were granted during the quarter ended September 30, 2006 using the Black Scholes option-pricing model, was as follows:

                                                     THREE MONTHS ENDED
                                                     SEPTEMBER 30, 2006
                                                     ------------------
Weighted average estimated fair value per share of
   options granted during the period                       $ 3.03
Assumptions:
   Amortized dividend yield                                    --
   Common stock price volatility                            32.78%
   Risk free rate of return                                  5.13%
Expected option term (in years)                                 5

The Company received $229,000 in cash from option exercises under all share-based payment arrangements for the three months ended September 30, 2006.

8.   COMMITMENTS AND CONTINGENCIES

Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.

The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $6.0 million using a September 30, 2006 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS' claims.

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

Based upon a recent review by the Company of a third party licensing agreement under which the Company licenses certain software included in its products, the Company has begun discussions with the third party licensor to resolve potential instances of non-compliance by the Company with the terms of the licensing agreement.. The Company anticipates that it will incur additional royalty costs for prior periods and has recorded a reserve for the amount it believes will be required to resolve the matter. The final resolution may be different from the estimate recorded.

The Company may, from time to time, be subject to other claims and suits in the ordinary course of its business.

To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. Since the outcome of claims and litigation is subject to significant uncertainty, changes in these factors could materially impact the Company's financial position or results of operations.

9. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatement." This bulletin requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. This bulletin is effective for the Company's 2007 fiscal year annual financial statements. The Company is currently assessing the potential impact that the adoption of this bulletin will have on the Company's financial statements; although the impact is not expected to be material.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but does provide guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. The impact of adopting this Statement on the Company's financial statements has not yet been evaluated.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Perceptron, Inc. ("Perceptron" or the "Company") designs, develops, manufactures and markets non-contact metrology solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement and inspection applications. Perceptron's product offerings are designed to improve quality, increase productivity and decrease costs in manufacturing and product development. The solutions offered by the Company are divided into four groups:
1) The Automated Systems Group made up of AutoGauge(R), AutoFit(R), AutoScan(R), AutoSpect(R) and AutoGuide(R) products; 2) The Technology Components Group made up of ScanWorks(R), Non-Contact Wheel Alignment and TriCam(R) sensors for the forest products industry; 3) The Value Added Services Group providing consulting, training and non-warranty support services, and 4) The Commercial Products Group providing electronic inspection products for trade professionals and consumers.. The Company services multiple markets, with the largest being the automotive industry. The Company's primary operations are in North America, Europe and Asia.

The Company's financial base remained strong, with no debt and approximately $24.6 million of cash at September 30, 2006 available to support its growth plans. Near-term the Company will focus on the successful production and release of its recently announced new line of electronic inspection products and its previously announced growth strategy in untapped geographic markets, principally in Asia.

The Company's growth strategies in Asia are generating customer interest in this region. This region represents approximately one-third of global light vehicle production and sales and with the development of China's light vehicle market will become more important to the Company. As a result, the Company will continue to hire sales and technical personnel during fiscal 2007 to support its long term growth opportunities in Asia.

The Company's sales are principally derived from the sale of products for use in the automotive industry. New vehicle tooling programs are the most important selling opportunity for the Company's Automated Systems Group. The number and timing of new vehicle tooling programs can be influenced by economic conditions. Therefore, the Company continues to assess the global economy and its likely effect on the Company's automotive customers and markets served to determine if actions are required. The Company views the automotive industry's focus on introducing new vehicles more frequently to satisfy their customers' changing requirements, as well as their continuing focus on improved quality, as positive indicators for its automotive Automated Systems Group business. The Company is continuing its efforts to identify opportunities outside the automotive industry, principally through its Technology Components Group and Commercial Products Group.

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

RESULTS OF OPERATIONS

OVERVIEW - For the first quarter of fiscal 2007, the Company reported a net loss of $641,000, or $0.08 per diluted share, compared to net income of $269,000 or $0.03 per diluted share, for the first quarter of fiscal 2006. Specific line item results are described below.

SALES - Net sales were $10.7 million for the first quarter of fiscal 2007 compared to net sales of $12.8 million for the same period one year ago. The following tables set forth comparison data for the Company's net sales by product groups and geographic location.

SALES (BY GROUP)         FIRST QUARTER   FIRST QUARTER     INCREASE/
(in millions)                 2007           2006          (DECREASE)
----------------         -------------   -------------   -------------
Automated Systems        $ 6.7    62.6%  $ 9.1    71.1%  $(2.4)  (26.4)%
Technology Components      2.9    27.1%    2.8    21.9%    0.1     3.6%
Value Added Services       1.1    10.3%    0.9     7.0%    0.2    22.2%
                         -----   -----   -----   -----   -----
TOTALS                   $10.7   100.0%  $12.8   100.0%  $(2.1)  (16.4)%
                         =====   =====   =====   =====   =====

SALES (BY LOCATION)      FIRST QUARTER   FIRST QUARTER     INCREASE/
(in millions)                 2007           2006          (DECREASE)
-------------------      -------------   -------------   -------------
North America            $ 4.5    42.1%  $ 6.4    50.0%  $(1.9)  (29.7)%
Europe                     5.6    52.3%    5.9    46.1%   (0.3)   (5.1)%
Asia                       0.6     5.6%    0.5     3.9%    0.1    20.0%
                         -----   -----   -----   -----   -----
TOTALS                   $10.7   100.0%  $12.8   100.0%  $(2.1)  (16.4)%
                         =====   =====   =====   =====   =====

Sales of the Company's Automated Systems products decreased primarily due to customer delivery requirements. Several orders scheduled for delivery this quarter were shipped in the fourth quarter of fiscal 2006 because it was determined by our customers that system installation could be accomplished more efficiently during that period. This was the primary cause for the sales decrease in North America. Within the Technology Components Group, sales of the ScanWorks(R) product line were significantly higher than the first quarter of fiscal 2006 when a supplier issue caused production and sales of this product to decline. Sales of other products within the Technology Components Group were down compared to last year due to lower customer requirements. The Company has focused resources on the sale of Value Added Services and believes that the sales improvement for this group is beginning to reflect the results from this effort. The sales decrease in Europe was mitigated by a favorable strengthening of the Euro during the first quarter of fiscal 2007 that based on conversion rates in effect during the quarter, resulted in approximately $270,000 of higher sales than rates in effect in the corresponding quarter of fiscal 2006 would have yielded.

BOOKINGS - The Company had new order bookings during the quarter of $9.6 million compared with new order bookings of $16.3 million in the fourth quarter of fiscal 2006 and $15.0 million for the quarter ended September 30, 2005. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company's bookings by product groups and geographic location.

BOOKINGS (BY GROUP)      FIRST QUARTER   FIRST QUARTER     INCREASE/
(in millions)                 2007           2006          (DECREASE)
-------------------      -------------   -------------   -------------
Automated Systems        $5.2    54.2%   $11.5    76.7%  $(6.3)  (54.8)%
Technology Components     3.0    31.2%     2.6    17.3%    0.4    15.4%
Value Added Services      1.4    14.6%     0.9     6.0%    0.5    55.5%
                         ----   -----    -----   -----   -----
TOTALS                   $9.6   100.0%   $15.0   100.0%  $(5.4)  (36.0)%
                         ====   =====    =====   =====   =====

BOOKINGS (BY LOCATION)   FIRST QUARTER   FIRST QUARTER     INCREASE/
(in millions)                 2007           2006          (DECREASE)
----------------------   -------------   -------------   -------------
North America            $6.3    65.6%   $10.1    67.3%  $(3.8)  (37.6)%
Europe                    2.8    29.2%     4.5    30.0%   (1.7)  (37.8)%
Asia                      0.5     5.2%     0.4     2.7%    0.1    25.0%
                         ----   -----    -----   -----   -----
TOTALS                   $9.6   100.0%   $15.0   100.0%  $(5.4)  (36.0)%
                         ====   =====    =====   =====   =====

The Company's level of new orders, particularly as they relate to the Automated Systems Group, does fluctuate from quarter to quarter. The low level of new orders this quarter was expected because several automated systems' orders that the Company expected to receive this quarter were received in the fourth quarter of fiscal 2006. Based on the number and value of projects currently being considered by our customers, the Company believes that the rate of new orders for automated systems will improve significantly for the balance of fiscal 2007. The foregoing statement is a "forward-looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. The new order increase for the Technology Component Group compared to one year ago primarily reflected the timing of customer requirements. The Company has focused resources on the sale of Value Added Services and believes that the improvement in new orders for this group compared to one year ago is beginning to reflect the results of this resource commitment.

BACKLOG - The Company's backlog was $17.7 million as of September 30, 2006 compared with $18.8 million as of June 30, 2006 and $20.2 million as of September 30, 2005. The following tables set forth comparison data for the Company's backlog by product groups and geographic location.

BACKLOG (BY GROUP)       FIRST QUARTER   FIRST QUARTER     INCREASE/
(in millions)                 2007           2006          (DECREASE)
------------------       -------------   -------------   -------------
Automated Systems        $13.7    77.4%  $16.7    82.7%  $(3.0)  (18.0)%
Technology Components      1.8    10.2%    2.4    11.9%   (0.6)  (25.0)%
Value Added Services       2.2    12.4%    1.1     5.4%    1.1   100.0%
                         -----   -----   -----   -----   -----
TOTALS                   $17.7   100.0%  $20.2   100.0%  $(2.5)  (12.4)%
                         =====   =====   =====   =====   =====

BACKLOG (BY LOCATION)    FIRST QUARTER   FIRST QUARTER     INCREASE/
(in millions)                 2007           2006          (DECREASE)
---------------------    -------------   -------------   -------------
North America            $ 9.9    55.9%  $12.6    61.4%  $(2.7)  (21.4)%
Europe                     7.5    42.4%    7.3    37.0%    0.2     2.7%
Asia                       0.3     1.7%    0.3     1.6%    0.0     0.0%
                         -----   -----   -----   -----   -----
TOTALS                   $17.7   100.0%  $20.2   100.0%  $(2.5)  (12.4)%
                         =====   =====   =====   =====   =====

The Company expects to be able to fill substantially all of the orders in backlog at September 30, 2006 during the following twelve months. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company.

GROSS PROFIT - Gross profit was $4.5 million, or 41.9% of sales, in the first quarter of fiscal year 2007, as compared to $5.6 million, or 43.8% of sales, in the first quarter of fiscal year 2006. The gross profit margin reduction was due to higher installation labor and manufacturing cost as a percent of sales at the relatively low level of sales for the first quarter of fiscal 2007 and included a reserve for royalty costs, see note 8 to the Consolidated Financial Statements, "Commitments and Contingencies". The reduction was mitigated by the benefit from the strengthening Euro exchange rate this quarter and a favorable product mix compared with the first quarter of fiscal 2006.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES - SG&A expenses were $3.9 million in the quarter ended September 30, 2006 compared to $3.3 million in the first quarter a year ago. SG&A expenses were higher primarily due to increases for personnel additions, recruiting and relocation, and travel of approximately $220,000 related to the Company's new sales growth opportunities in Asia and to support the new commercial products business initiatives. The balance of the increase was due to higher costs for various expenses including salary and benefit increases, non-cash stock option expenses, the unfavorable effect of the strengthening Euro on expenses, audit fees, legal, and an increase in the reserve for doubtful accounts.

ENGINEERING, RESEARCH AND DEVELOPMENT (R&D) EXPENSES - Engineering and R&D expenses were $1.7 million in the quarter ended September 30, 2006 compared to $1.9 million in the first quarter a year ago. The decrease was principally due to lower expenses related to engineering materials and contract services.

INTEREST INCOME, NET - Net interest income was $314,000 in the first quarter of fiscal 2007 compared with net interest income of $147,000 in the first quarter of fiscal 2006. The increase was primarily due to higher interest rates and higher cash balances available for investment in cash equivalents this quarter compared to the first quarter of fiscal 2006.

FOREIGN CURRENCY- There was a net foreign currency transaction loss of $5,000 compared with a net foreign currency gain of $49,000 in the first quarter of fiscal 2006 due to foreign currency changes, particularly the Euro and Brazilian Real, within the respective quarters.

INCOME TAXES - The effective tax rates for the first quarter of fiscal 2007 and 2006 of 21.6% and 56.2% respectively, primarily reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates. Tax rates are higher in Europe than in the United States. On a comparison basis, the first quarter of fiscal 2007 had increased income in Europe and a loss in the United States compared to income in the fiscal 2006 quarter.

OUTLOOK - As previously indicated, the Company does expect the rate of new orders and sales for its core business to improve significantly compared with the first quarter of fiscal 2007. In addition, the

Company is very excited about prospects for the new line of electronic inspection products targeting both the professional tradesman and the do it yourself market. The Company expects to ship the first production units before the end of the calendar year 2006, with the products entering Ridge Tool's channels of distribution during the first quarter of calendar year 2007. Principally due to sales of new products, including sales of the new electronic inspection products, the Company expects sales for fiscal 2007 to be approximately 10% to 15% higher than those of fiscal 2006.

The Company's new order bookings and sales forecast is based on a thorough assessment of the probable size, system content, and timing of each of the programs being considered by its automotive customers. These factors are difficult to quantify accurately because over time the Company's customers weigh changes in the economy and the probable effect of these changes on their business, and adjust the number and timing of their new vehicle programs to reflect changing business conditions. The Company continues to view the automotive industry's focus on introducing new vehicles more frequently to satisfy their customers' changing requirements, as well as their continuing focus on improved quality, as positive indicators for new business.

The Company's new order bookings and sales forecast relating to its new electronic inspection products is based upon preliminary customer and internal forecasts.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $24.6 million at September 30, 2006, compared to $25.2 million at June 30, 2006. The cash decrease of $561,000 for the quarter ended September 30, 2006 resulted primarily from $932,000 of cash used to repurchase Company stock and $448,000 used for capital expenditures that were offset by $498,000 of cash generated from operations and $266,000 received from the Company's stock plans.

The $498,000 in cash provided from operations was primarily generated from changes in net working capital of $692,000, the add back of non-cash items, such as depreciation of $333,000, and non-cash stock-based compensation expense of $275,000, which was offset by cash used by the net loss of $641,000 and the change in deferred income taxes of $286,000. Net working capital is defined as changes in assets and liabilities, exclusive of changes shown separately on the Consolidated Statements of Cash Flow. The net working capital decrease resulted primarily from reductions of receivables of $2.6 million that were offset by an increase in inventory of $1.5 million and a reduction in other current assets and liabilities of $530,000. The $2.6 million reduction in receivables primarily related to cash collections during the quarter exceeding new sales in the quarter. Inventory increased $1.5 million due to purchases of items required to fill anticipated orders.

The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the first quarter of fiscal 2007, the Company's German subsidiary made a change to separate its reserve for obsolescence from its inventory value to reflect the methodology used by the rest of the Company. As a result, the inventory of the German subsidiary is reported at a gross value and the reserve for obsolescence increased by $273,000. Also during the first quarter of fiscal 2007, the Company disposed of $2,000 of inventory that had previously been reserved for at June 30, 2006.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company increased its allowance for doubtful accounts by $51,000 and wrote off $14,000 of receivables during the first quarter of fiscal 2007.

The Company had no debt outstanding at September 30, 2006. The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2008. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (8.25% as of September 30, 2006) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 7.25% as of September 30, 2006) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $36.0 million as of September 30, 2006 and to have no advances outstanding for 30 consecutive days each calendar year.

At September 30, 2006, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $634,400 at September 30, 2006). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2006, GmbH had no borrowings outstanding. The facility supported outstanding letters of credit totaling 99,500 Euros (equivalent to approximately $126,000 at September 30,
2006).

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

On August 7, 2006, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $3.0 million of the Company's Common Stock through August 2007. The Company may buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time. The Company also announced that it has entered into a Rule 10b5-1 trading plan ("Repurchase Plan") with Barrington Research Associates, Inc. to purchase up to $3.0 million of the Company's Common Stock through August 2007 (less the dollar amount of purchases by the Company outside the Repurchase Plan), in open market or privately negotiated transactions, in accordance with the requirements of Rule 10b-18. See Part II Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds" for a discussion of the Repurchase Plan.

See Note 8 to the Consolidated Financial Statements, "Commitments and Contingencies", contained in this Quarterly Report on Form 10-Q, Item 3, "Legal Proceedings" and Note 6 to the Consolidated Financial Statements, "Contingencies", of the Company's Annual Report on Form 10-K for fiscal year 2006, for a discussion of certain contingencies relating to the Company's liquidity, financial position and results of operations. See also, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Litigation and Other Contingencies" of the Company's Annual Report on Form 10-K for fiscal year 2006.

The Company expects to spend approximately $1.5 million during fiscal year 2007 for capital equipment, although there is no binding commitment to do so.

Based upon the Company's current business plan, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund its currently anticipated fiscal 2007 cash flow requirements and its cash flow requirements for at least the next few years, except to the extent that the Company implements new business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of the Company's Annual Report on Form 10-K for fiscal year 2006.

MARKET RISK INFORMATION

The Company's primary market risk is related to foreign exchange rates. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the United States. The Company may from time to time have interest rate risk in connection with its investment of its cash.

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in the non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At September 30, 2006, the Company's percentage of sales commitments in non-United States currencies was approximately 48.8% or $8.6 million, compared to 39.5% or $8.0 million at September 30, 2005.

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

At September 30, 2006, the Company had forward exchange contracts to sell 2.0 million Euros ($2.6 million equivalent) at a weighted average settlement rate of
1.28 Euros to the United States Dollar. The contracts outstanding at September 30, 2006, mature through January 31, 2007. The objective of the hedge transactions is to protect designated portions of the Company's net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized income of approximately $73,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the quarter ended September 30, 2006. Offsetting this amount in other comprehensive income (loss) was the translation effect of the Company's foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At September 30, 2005, the Company had $4.8 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.24 Euros to the United States Dollar. The Company recognized income of $40,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the quarter ended September 30, 2005.

The Company's potential loss in earnings that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the three months ended September 30, 2006 and 2005, would have been approximately $18,000 and $86,000, respectively.

INTEREST RATE RISK

The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less. Given the short maturities and investment grade quality of the Company's investment holdings at September 30, 2006, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's cash and cash equivalents. As a result, the Company does not currently hedge these interest rate exposures.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, see Note 9 to the Consolidated Financial Statements, "New Accounting Pronouncements".

SAFE HARBOR STATEMENT

We make statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2007 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released and from our plans to make important new investments, largely for personnel, for newly introduced products and geographic growth opportunities in the U.S., Europe, Eastern Europe, Asia, our ability to fund our fiscal year 2007 cash flow requirements and customers' current and future interest in our Value Added Services. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as "will," "should," "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in "Item 1A - Risk Factors" of the Company's Annual Report on Form 10-K for fiscal year 2006. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations, as well as the following: the dependence of the Company's revenue on a number of sizable orders from a small number of customers concentrated in the Automotive industry, particularly in the United States and Europe, the dependence of the Company's net income levels on increasing revenues, continued pricing pressures from the Company's customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue, order bookings, backlog and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, continued access to third party components for our ScanWorks(R) systems, the ability of the Company to successfully compete with alternative and similar technologies, the timing, number and continuation of the Automotive industry's retooling programs, including the risk that the Company's customers postpone new tooling programs as a result of economic conditions or otherwise, the ability of the Company to develop and introduce new products, the ability of the Company to expand into new markets in Eastern Europe and Asia, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, rapid or unexpected technological changes, the ability of the Company to identify and satisfy demand for the Company's Value Added Services, the ability of the Company to identify business opportunities that fit the Company's strategic plans, the ability to implement identified business opportunities on terms acceptable to the Company and the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive industry, which has from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in this industry. The ability of the Company to develop and introduce new products, especially in markets outside of automotive, is subject to a number of uncertainties, including general product demand and market acceptance risks, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, the ability of the Company to identify satisfactory distribution networks, the ability of the Company to develop internally or identify externally high quality cost effective manufacturing capabilities for the products, general product development and commercialization difficulties, and the level of interest existing and potential new customers may have in new products and technologies generally. The ability of the Company to expand into new geographic markets is subject to a number of uncertainties, including the timing of customer acceptance of the Company's products and technologies, the impact of changes in local economic conditions, the ability of the Company to attract the appropriate personnel to effectively represent, install and service the Company's products in the market and uncertainties inherent in doing business in foreign markets, especially those that are less well developed than the Company's traditional markets, such as the impact of fluctuations in foreign currency exchange rates, foreign government controls, policies and laws affecting foreign trade and investment, differences in the level of protection available for the Company's intellectual property and differences in language and local business and social customs. The ability of the Company to identify and satisfy demand for the Company's Value Added Services is subject to a number of uncertainties including that these services represent discretionary spending by customers and so tend to decline during economic downturns even if product sales do not decline. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process. A significant portion of the Company's projected revenues and net income depends upon the Company's ability to successfully develop and introduce new products and expand into new geographic markets. Because a significant portion of the Company's revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company's reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company's expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company's expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company's disclosure controls and procedures were effective in causing the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the Securities and Exchange Commission's ("SEC") filing deadlines for these reports specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended September

30, 2006 identified in connection with the Company's evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

No material changes were made to the risk factors listed in "Item 1A - Risk Factors" of the Company's Annual Report on Form 10-K for fiscal year 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following tables set forth information concerning the Company's repurchases of its common stock during the quarter ended September 30, 2006. The following shares were purchased pursuant to the Company's fiscal 2006 stock repurchase program described below.

                                             (C) TOTAL NUMBER
                  (A) TOTAL                     OF SHARES       (D) APPROXIMATE DOLLAR
                  NUMBER OF   (B) AVERAGE   PURCHASED AS PART    VALUE OF SHARES THAT
                    SHARES     PRICE PAID      OF PUBLICLY       MAY YET BE PURCHASED
     PERIOD       PURCHASED    PER SHARE    ANNOUNCED PROGRAM      UNDER THE PROGRAM
---------------   ---------   -----------   -----------------   ----------------------
July 1-31, 2006     20,000       $8.03            20,000                  $0
                    ------                        ------
Total               20,000       $8.03            20,000                  $0
                    ======                        ======

The following shares were purchased pursuant to the Company's fiscal 2007 stock repurchase program described below.

                                                  (C) TOTAL NUMBER
                       (A) TOTAL                     OF SHARES       (D) APPROXIMATE DOLLAR
                       NUMBER OF   (B) AVERAGE   PURCHASED AS PART    VALUE OF SHARES THAT
                         SHARES     PRICE PAID      OF PUBLICLY       MAY YET BE PURCHASED
       PERIOD          PURCHASED    PER SHARE    ANNOUNCED PROGRAM      UNDER THE PROGRAM
--------------------   ---------   -----------   -----------------   ----------------------
August 1-31, 2006        23,300       $8.02            23,300              $2,813,152
September 1-30, 2006     71,500       $8.09            71,500              $2,234,604
                         ------                        ------
Total                    94,800       $8.07            94,800              $2,234,604
                         ======                        ======

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

ITEM 5. OTHER INFORMATION

On November 6, 2006, the Company entered into a Sixth Amendment to the Credit Agreement dated October 24, 2002 between the Company and Comerica Bank. The Sixth Amendment extends the maturity date of the Credit Agreement to November 1, 2008, resets the Base Tangible Net Worth amount to $39.5 million for the fiscal quarter ended December 31, 2006 and permits the Company to repurchase up to $3.0 million of its common stock through June 30, 2007. The Sixth Amendment has been filed as Exhibit 4.11 to the Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

     4.11 Sixth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank.

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

                                        PERCEPTRON, INC.
                                        (Registrant)


Date: November 14, 2006                 By: /S/ Alfred A. Pease
                                            ------------------------------------
                                            Alfred A. Pease
                                            President and Chief Executive
                                            Officer


Date: November 14, 2006                 By: /S/ John J. Garber
                                            ------------------------------------
                                            John J. Garber
                                            Vice President and Chief Financial
                                            Officer
                                            (Principal Financial Officer)


Date: November 14, 2006                 By: /S/ Sylvia M. Smith
                                            ------------------------------------
                                            Sylvia M. Smith
                                            Controller and Chief Accounting
                                            Officer
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.   Description of Exhibits
-----------   -----------------------
    4.11      Sixth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank.

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