Form 10-Q
period 2006-12-31
PERCEPTRON INC/MI
filed 2007-02-14
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006.

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

     Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                             ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes      No   X
         ---      ---

The number of shares outstanding of each of the issuer's classes of common stock as of February 8, 2007, was:

Common Stock, $0.01 par value       7,944,836
            Class               Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2006

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
COVER                                                                        1

INDEX                                                                        2

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements                                              3
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        12
Item 3.    Quantitative and Qualitative Disclosures about Market Risk       24
Item 4.    Controls and Procedures                                          24

PART II.   OTHER INFORMATION
Item 1A.   Risk Factors                                                     25
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      25
Item 4.    Submission of Matters to a Vote of Security Holders              26
Item 6.    Exhibits                                                         26

SIGNATURES                                                                  27

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31,  JUNE 30,
                                                             2006        2006
(In Thousands, Except Per                                ------------  --------
Share Amount)                                             (Unaudited)
ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                            $ 19,045    $ 25,188
      Receivables:
         Billed receivables, net of allowance for
            doubtful accounts of $387 and $352,
            respectively                                     12,654      15,623
         Unbilled receivables                                 1,048         994
         Other receivables                                    1,245         577
      Inventories, net of reserves of $829 and $554,
         respectively                                        10,455       6,433
      Deferred taxes                                          1,481       1,481
      Other current assets                                      595         521
                                                           --------    --------
         Total current assets                                46,523      50,817

   PROPERTY AND EQUIPMENT
      Building and land                                       6,013       6,013
      Machinery and equipment                                12,337      11,566
      Furniture and fixtures                                  1,098       1,093
                                                           --------    --------
                                                             19,448      18,672
      Less - Accumulated
         depreciation and amortization                      (12,005)    (11,264)
                                                           --------    --------
         Net property and equipment                           7,443       7,408

   DEFERRED TAX ASSET                                         4,595       4,170
                                                           --------    --------
   TOTAL ASSETS                                            $ 58,561    $ 62,395
                                                           ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts payable                                     $  2,438    $  1,667
      Accrued liabilities and expenses                        2,258       2,277
      Accrued compensation                                      955       1,740
      Income taxes payable                                      107         145
      Deferred revenue                                        2,209       2,336
                                                           --------    --------
         Total current liabilities                            7,967       8,165
   SHAREHOLDERS' EQUITY
      Preferred stock - no par value, authorized 1,000
         shares, issued none                                     --          --
      Common stock, $0.01 par value, authorized 19,000
         shares, issued and outstanding 8,000 and 8,352,
         respectively                                            80          84
      Accumulated other comprehensive income (loss)             617         (15)
      Additional paid-in capital                             36,352      39,111
      Retained earnings                                      13,545      15,050
                                                           --------    --------
         Total shareholders' equity                          50,594      54,230
                                                           --------    --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 58,561    $ 62,395
                                                           ========    ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                    DECEMBER 31,       DECEMBER 31,
(In Thousands, Except Per       ------------------  -----------------
Share Amounts)                    2006      2005      2006      2005
                                --------  --------  --------  -------
NET SALES                       $12,234   $17,188   $22,944   $29,948
COST OF SALES                     7,688     8,890    13,911    16,067
                                -------   -------   -------   -------
   GROSS PROFIT                   4,546     8,298     9,033    13,881

OPERATING EXPENSES
   Selling, general and
      administrative              4,178     3,652     8,065     6,944
   Engineering, research and
      development                 1,912     1,886     3,644     3,758
                                -------   -------   -------   -------
      Total operating expenses    6,090     5,538    11,709    10,702
                                -------   -------   -------   -------
   OPERATING INCOME (LOSS)       (1,544)    2,760    (2,676)    3,179

OTHER INCOME AND (EXPENSES)
   Interest income, net             265       104       579       251
   Foreign currency gain
      (loss)                        (16)     (126)      (21)      (77)
   Other                             --       162         5       161
                                -------   -------   -------   -------
      Total other income
      (expenses)                    249       140       563       335
                                -------   -------   -------   -------
INCOME (LOSS) BEFORE INCOME
   TAXES                         (1,295)    2,900    (2,113)    3,514
INCOME TAX EXPENSE (BENEFIT)
   (NOTE 9)                        (431)      706      (608)    1,051
                                -------   -------   -------   -------
NET INCOME (LOSS)               $  (864)  $ 2,194   $(1,505)  $ 2,463
                                =======   =======   =======   =======
EARNINGS (LOSS) PER COMMON
   SHARE
   Basic                         ($0.11)  $  0.25    ($0.18)  $  0.28
   Diluted                       ($0.11)  $  0.24    ($0.18)  $  0.27
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
   Basic                          8,136     8,668     8,239     8,749
   Dilutive effect of stock
      options                        --       502        --       474
                                -------   -------   -------   -------
   Diluted                        8,136     9,170     8,239     9,223
                                =======   =======   =======   =======

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                               ----------------
(In Thousands)                                                   2006     2005
                                                               -------  -------
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net income (Loss)                                           $(1,505) $ 2,463
   Adjustments to reconcile net income (loss) to net cash
      provided from (used for) operating activities:
         Depreciation and amortization                             685      654
         Stock compensation expense                                451      383
         Deferred income taxes                                    (425)      33
         Stock option income tax benefit                            --       53
         Other                                                     104      (28)
         Changes in assets and liabilities, exclusive of
            changes shown separately                            (1,700)  (1,639)
                                                               -------  -------
               Net cash provided from (used for) operating
                  activities                                    (2,390)   1,919

CASH FLOWS FROM FINANCING
   ACTIVITIES
   Revolving credit borrowings                                     543      468
   Revolving credit repayments                                    (543)    (468)
   Proceeds from stock plans                                       487      162
   Repurchase of company stock                                  (3,701)  (2,947)
                                                               -------  -------
               Net cash used for financing activities           (3,214)  (2,785)

CASH FLOWS FROM INVESTING
   ACTIVITIES
   Capital expenditures                                           (791)    (591)
                                                               -------  -------
               Net cash used for investing activities             (791)    (591)

EFFECT OF EXCHANGE RATE
   CHANGES ON CASH AND CASH EQUIVALENTS                            252     (132)
                                                               -------  -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (6,143)  (1,589)
CASH AND CASH EQUIVALENTS, JULY 1                               25,188   20,374
                                                               -------  -------
CASH AND CASH EQUIVALENTS, DECEMBER 31                         $19,045  $18,785
                                                               =======  =======
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES
   SHOWN
   SEPARATELY
   Receivables, net                                            $ 2,617  $(1,985)
   Inventories                                                  (4,021)    (644)
   Accounts payable                                                770      972
   Other current assets and liabilities                         (1,066)      18
                                                               -------  -------
                                                               $(1,700) $(1,639)
                                                               =======  =======

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

2.   INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out ("FIFO") method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $829,000 and $554,000 at December 31, 2006 and June 30, 2006,
respectively, is comprised of the following (in thousands):

                  DECEMBER 31,   JUNE 30,
                      2006         2006
                  ------------   --------
Component Parts      $ 3,311      $3,038
Work In Process        2,642         309
Finished Goods         4,502       3,086
                     -------      ------
Total                $10,455      $6,433
                     =======      ======

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

Options to purchase 944,000 and 955,000 shares of common stock outstanding in the three months ended December 31, 2006 and 2005, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 930,000 and 1,031,000 shares of common stock outstanding in the six months ended December 31, 2006 and 2005, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

At December 31, 2006, the Company had forward exchange contracts to sell 6.0 million Euros ($7.8 million equivalent) at a weighted average settlement rate of
1.30 Euros to the United States Dollar. The contracts outstanding at December 31, 2006, mature through June 29, 2007. The objective of the hedge transactions is to protect designated portions of the Company's net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized a charge of approximately $97,000 and $24,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and six months ended December 31, 2006, respectively. Offsetting this amount in other comprehensive income (loss) was the translation effect of the Company's foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At December 31, 2005, the Company had approximately $3.6 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.20 Euros to the United States Dollar. The Company recognized income of approximately $92,000 and $132,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and six months ended December 31, 2005.

5.   COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

                                                2006     2005
                                              -------   ------
THREE MONTHS ENDED DECEMBER 31,
Net Income (Loss)                              $(864)   $2,194
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments      506      (186)
   Forward contracts                             (97)       92
                                               -----    ------
Total Comprehensive Income (Loss)              $(455)   $2,100
                                               =====    ======

                                                2006     2005
                                              -------   ------
SIX MONTHS ENDED DECEMBER 31,
Net Income (Loss)                             $(1,505)  $2,463
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments       656     (257)
   Forward contracts                              (24)     132
                                              -------   ------
Total Comprehensive Income (Loss)             $  (873)  $2,338
                                              =======   ======

6.   CREDIT FACILITIES

The Company had no debt outstanding at December 31, 2006.

The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2008. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (8.25% as of December 31, 2006) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 7.24% as of December 31, 2006) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $36.0 million as of December 31, 2006 and to have no advances outstanding for 30 consecutive days each calendar year.

At December 31, 2006, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $660,000 at December 31, 2006). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At December 31, 2006, GmbH had no borrowings outstanding. At December 31, 2006, the facility supported outstanding letters of credit totaling 82,700 Euros (equivalent to approximately $109,000).

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

The Company recognized as an operating expense non-cash stock-based compensation cost in the amount of $176,000 and $451,000 in the three and six months ended December 31, 2006, respectively. This had the effect of decreasing net income by $137,000, or $0.02 per diluted share, and $356,000, or $0.04 per diluted share, for the three and six months ended December 31, 2006, respectively. The Company recognized as an operating expense non-cash stock-based compensation cost in the amount of $198,000 and $383,000 in the three and six months ended December 31, 2005, respectively. This had the effect of decreasing net income by $161,000, or $0.02 per diluted share, and $311,000, or $0.03 per diluted share, for the three and six months ended December 31, 2005, respectively. As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1.0 million. The Company expects to recognize this cost over a weighted average vesting period of 1.31 years.

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

Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development Committee, unless specified in the 2004 Stock Incentive Plan. As of December 31, 2006, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan and 1992 and 1998 Stock Option Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. Options outstanding under the Directors Stock Option Plan are either an initial option or an annual option. Prior to December 7, 2004, initial options of 15,000 shares were granted as of the date the non-employee director was first elected to the Board of Directors and became exercisable in full on the first anniversary of the date of grant. Prior to December 7, 2004, annual options of 3,000 shares were granted as of the date of the respective annual meeting to each non-employee director serving at least six months prior to the annual meeting and become exercisable in three annual increments of 33 1/3% after the date of grant. Options under the Directors Stock Option Plan expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company's stock on the date of grant.

The Company did not grant any options during the quarter ended December 31, 2006. The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, was as follows:

                                        THREE MONTHS   THREE MONTHS   SIX MONTHS   SIX MONTHS
                                            ENDED          ENDED         ENDED       ENDED
                                         12/31/2006     12/31/2005    12/31/2006   12/31/2005
                                        ------------   ------------   ----------   ----------
Weighted Average Estimated Fair Value
   Per Share Of Options Granted
   During The Period                         --           $ 2.23        $ 3.03       $ 2.23
Assumptions:
   Amortized Dividend Yield                  --               --            --           --
   Common Stock Price Volatility             --            30.57%        32.78%       30.57%
   Risk Free Rate Of Return                  --             3.88%         5.13%        3.88%
   Expected Option Term (in years)           --                5             5            5

The Company received $101,000 and $330,000 in cash from option exercises under all share-based payment arrangements during the three and six months ended December 31, 2006, respectively.

8.   COMMITMENTS AND CONTINGENCIES

Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.

The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $5.7 million using a December 31, 2006 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS' claims.

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

Based upon a recent review by the Company of a third party licensing agreement under which the Company licenses certain software included in its products, the Company has begun discussions with the third party licensor to resolve potential instances of non-compliance by the Company with the terms of the licensing agreement. The Company anticipates that it will incur additional royalty costs for prior periods and has recorded a reserve for the amount it believes will be required to resolve the matter. The final resolution may be different from the estimate recorded.

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

9.   INCOME TAXES

During the second quarter of fiscal 2006, the Company recognized a $725,000 tax benefit associated with reversing the valuation allowance related to net operating losses in the United States. The Company continues to have a valuation allowance for tax credit carryforwards that it still expects will more likely than not expire prior to the tax benefit being realized.

During the second quarter of fiscal 2006, the Company recorded a $290,000 tax expense related to the repatriation of $6.3 million of unremitted earnings of certain of the Company's European subsidiaries under the provisions of The American Jobs Creation Act of 2004.

10.  NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatement." This bulletin requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. This bulletin is effective for the Company's 2007 fiscal year annual financial statements. The Company is currently assessing the potential impact that the adoption of this bulletin will have on the Company's financial statements although the impact is not expected to be material.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Perceptron, Inc. ("Perceptron" or the "Company") designs, develops, manufactures and markets non-contact metrology solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement and inspection applications. Perceptron's product offerings are designed to improve quality, increase productivity and decrease costs in manufacturing and product development. Perceptron also produces innovative technology products for trade professionals and consumers. The solutions offered by the Company are divided into four groups: 1) The Automated Systems Group made up of AutoGauge(R), AutoFit(R), AutoScan(R), AutoSpect(R) and AutoGuide(R) products; 2) The Technology Components Group made up of ScanWorks(R), Non-Contact Wheel Alignment and TriCam(R) sensors for the forest products industry; 3) The Value Added Services Group providing consulting, training and non-warranty support services, and 4) The Commercial Products Group providing electronic inspection products for trade professionals and consumers. The Company services multiple markets, with the largest being the automotive industry. The Company's primary operations are in North America, Europe and Asia.

The Company's financial base remained strong, with no debt and approximately $19.0 million of cash at December 31, 2006 available to support its growth plans. Near-term the Company will focus on the successful production and release of its recently announced new line of electronic inspection products and its previously announced growth strategy in untapped geographic markets, principally in Asia.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31,
                                      2005

For the second quarter of fiscal 2007, the Company reported a net loss of $864,000, or $0.11 per diluted share, compared to net income of $2.2 million or $0.24 per diluted share, for the second quarter of fiscal 2006. Specific line item results are described below.

SALES - Net sales of $12.2 million for the second quarter of fiscal 2007 were $5.0 million lower than the same period one year ago. The following tables set forth comparison data for the Company's net sales by product groups and geographic location.

SALES (BY GROUP)                SECOND QUARTER  SECOND QUARTER
(in millions)                        2007            2006       INCREASE/(DECREASE)
----------------                --------------  --------------  -------------------
Automated Systems                $ 8.0   65.6%   $13.2   76.7%    $(5.2)  (39.4)%
Technology Components              3.1   25.4%     3.0   17.5%      0.1     3.3%
Value Added Services               1.1    9.0%     1.0    5.8%      0.1    10.0%
                                 -----  -----    -----  -----     -----
Totals                           $12.2  100.0%   $17.2  100.0%    $(5.0)  (29.1)%
                                 =====  =====    =====  =====     =====

SALES (BY LOCATION)             SECOND QUARTER  SECOND QUARTER
(in millions)                        2007            2006       INCREASE/(DECREASE)
-------------------             --------------  --------------  -------------------
North America                    $ 6.9   56.6%   $12.0   69.8%    $(5.1)  (42.5)%
Europe                             4.8   39.3%     4.9   28.5%     (0.1)   (2.0)%
Asia                               0.5    4.1%     0.3    1.7%      0.2    66.7%
                                 -----  -----    -----  -----     -----
Totals                           $12.2  100.0%   $17.2  100.0%    $(5.0)  (29.1)%
                                 =====  =====    =====  =====     =====

Automated Systems sales in the second quarter of fiscal 2007 were lower than the second quarter of fiscal 2006 primarily for AutoGauge(R) systems. AutoGauge(R) systems sales in the second quarter of fiscal 2006 were unusually high reflecting the strong backlog at the beginning of that quarter and the high rate of new orders received during that quarter. Sales of Technology Components and Value Added Services were comparable from quarter to quarter. The sales decline in the second quarter reflected customer delays in both North America and Europe, as customers in both of these regions delayed some of their tooling programs as a result of restructuring efforts and as programs were reassessed in response to demand for more fuel efficient models. Some existing orders in Europe that were expected to be shipped during the second quarter were delayed, however, the Company expects that these orders will be shipped during the remainder of the fiscal year and during the first part of fiscal 2008. The sales decrease in Europe was mitigated by the strengthening Euro that, based on conversion rates in effect this quarter, resulted in $440,000 more in sales than the comparable rates in the second quarter of fiscal 2006 would have yielded.

BOOKINGS - The Company had new order bookings during the quarter of $17.2 million compared with new order bookings of $9.6 million in the first quarter of fiscal 2007 and $18.9 million for the quarter ended December 31, 2005. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company's bookings by product groups and geographic location.

BOOKINGS (BY GROUP)             SECOND QUARTER  SECOND QUARTER
(in millions)                        2007            2006       INCREASE/(DECREASE)
-------------------             --------------  --------------  -------------------
Automated Systems                $11.2   65.1%   $15.5   82.0%    $(4.3)  (27.7)%
Technology Components              3.9   22.7%     1.9   10.1%      2.0   105.3%
Value Added Services               1.2    7.0%     1.5    7.9%     (0.3)  (20.0)%
Commercial Products                0.9    5.2%      --     --       0.9   100.0%
                                 -----  -----    -----  -----     -----
TOTALS                           $17.2  100.0%   $18.9  100.0%    $(1.7)   (9.0)%
                                 =====  =====    =====  =====     =====

BOOKINGS (BY LOCATION)          SECOND QUARTER  SECOND QUARTER
(in millions)                        2007            2006       INCREASE/(DECREASE)
----------------------          --------------  --------------  -------------------
North America                    $ 7.1   41.3%   $14.9   78.8%    $(7.8)  (52.3)%
Europe                             9.2   53.5%     3.8   20.1%      5.4   142.1%
Asia                               0.9    5.2%     0.2    1.1%      0.7   350.0%
                                 -----  -----    -----  -----     -----
TOTALS                           $17.2  100.0%   $18.9  100.0%    $(1.7)   (9.0)%
                                 =====  =====    =====  =====     =====

Both Automated Systems and North American new order bookings were lower in the second quarter of fiscal 2007 compared to the same quarter of fiscal 2006 when new order bookings included several large orders for AutoGauge(R) systems to support a customer's new vehicle platform at several assembly plants in North America. New order bookings for Technology Components increased for all products compared to the second quarter of fiscal 2006. The Company received its first order of $900,000 in the second quarter of fiscal 2007 for its new commercial product and began shipments of this product during the third quarter of fiscal 2007. North American new order bookings were also negatively impacted by customer delays as a result of customer restructuring efforts and as programs were reassessed by customers in response to demand for more fuel efficient models. European new order bookings were strong in the second quarter of fiscal 2007. Additionally, European bookings during the second quarter of fiscal 2006 reflected the generally weak state of many European economies. Historically, the Company's rate of new orders has varied from quarter to quarter. Based on the timing of current customer programs that the Company is quoting, the Company expects new automotive order bookings for the third and fourth quarters of fiscal 2007 to be comparable to the level of new automotive orders received in the second quarter of fiscal 2007. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

BACKLOG - The Company's backlog was $22.6 million as of December 31, 2006 compared with $17.7 million as of September 30, 2006 and $22.0 million as of December 31, 2005. The following tables set forth comparison data for the Company's backlog by product groups and geographic location.

BACKLOG (BY GROUP)              SECOND QUARTER  SECOND QUARTER
(in millions)                        2007            2006       INCREASE/(DECREASE)
------------------              --------------  --------------  -------------------
Automated Systems                $16.8   74.3%   $19.1   86.8%    $(2.3)  (12.0)%
Technology Components              2.7   12.0%     1.2    5.5%      1.5   125.0%
Value Added Services               2.2    9.7%     1.7    7.7%      0.5    29.4%
Commercial Products                0.9    4.0%      --     --       0.9   100.0%
                                 -----  -----    -----  -----     -----
TOTALS                           $22.6  100.0%   $22.0  100.0%    $ 0.6     2.7%
                                 =====  =====    =====  =====     =====

BACKLOG (BY LOCATION)           SECOND QUARTER  SECOND QUARTER
(in millions)                        2007            2006       INCREASE/(DECREASE)
---------------------           --------------  --------------  -------------------
North America                    $10.1   44.7%   $15.6   70.9%    $(5.5)  (35.3)%
Europe                            11.9   52.6%     6.2   28.1%      5.7    91.9%
Asia                               0.6    2.7%     0.2    1.0%      0.4   200.0%
                                 -----  -----    -----  -----     -----
TOTALS                           $22.6  100.0%   $22.0  100.0%    $ 0.6     2.7%
                                 =====  =====    =====  =====     =====

The Company expects to be able to fill substantially all of the orders in backlog during the next twelve months. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer.

GROSS PROFIT - Gross profit was $4.5 million, or 37.2% of sales, in the second quarter of fiscal year 2007, as compared to $8.3 million, or 48.3% of sales, in the second quarter of fiscal year 2006. The gross profit margin reduction was primarily due to under absorbed fixed installation labor and manufacturing cost as a percent of sales at the relatively low level of sales for the second quarter of fiscal 2007. The reduction was mitigated in part by the benefit from the strengthening Euro exchange rate this quarter and a favorable product mix compared with the second quarter of fiscal 2006.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES - SG&A expenses were $4.2 million in the quarter ended December 31, 2006 compared to $3.7 million in the second quarter a year ago. SG&A expenses were higher primarily due to salary and benefit increases, recruiting and relocation costs and travel of approximately $470,000. These increases primarily related to the Company's new sales growth opportunities in Asia and to support the new commercial products business initiatives. The increase was also due to higher costs for various expenses including the unfavorable effect of the strengthening Euro on expenses that were partially offset by lower Michigan Single Business Taxes and commission expense.

ENGINEERING, RESEARCH AND DEVELOPMENT (R&D) EXPENSES - Engineering and R&D expenses were $1.9 million in both quarters ended December 31, 2006 and 2005 as salary and benefit increases were offset by decreased spending on engineering materials.

INTEREST INCOME, NET - Net interest income was $265,000 in the second quarter of fiscal 2007 compared with net interest income of $104,000 in the second quarter of fiscal 2006. The increase was primarily due to higher interest rates on cash invested in short term securities compared to one year ago. Additionally, the second quarter of fiscal 2006 had interest expense of approximately $53,000 on additional taxes related to a tax audit in Germany for fiscal years 2001 through 2003.

FOREIGN CURRENCY - There was a net foreign currency transaction loss of $16,000 this quarter compared to a net foreign currency loss of $126,000 last year due to foreign currency changes, particularly the Euro and Yen, within the respective quarters.

OTHER - Other income of $162,000 in the second quarter of fiscal 2006 primarily reflected the value of stock received by the Company when a mutual life insurance company was demutualized.

INCOME TAXES - The effective tax rate for the second quarter of fiscal 2007 was 33.3% and reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates. The second quarter of fiscal 2006 included the recognition of a $725,000 tax benefit associated with reversing a valuation allowance related to net operating losses in North America that the Company determined would be utilized, and a $290,000 tax expense related to the repatriation of $6.3 million of unremitted earnings of certain of the Company's European subsidiaries under the provisions of the American Jobs Creation Act of 2004. The effective tax rate excluding these two items was 39.3% for the second quarter of fiscal 2006.

OUTLOOK - The Company expects total revenues for fiscal year 2007, including anticipated sales of the Company's new commercial product, to be at least comparable to fiscal year 2006. Any revenue increase for fiscal 2007 over fiscal 2006 will depend on how rapidly sales increase for the new commercial product over anticipated levels. As customers in North America firm up their plans with respect to new vehicle models, the Company expects a higher rate of new orders in North America for the second half of fiscal 2007 but does not expect new orders in Europe to continue at the level achieved in the second quarter of fiscal 2007. As a result, based on business currently being quoted, the Company expects new automotive order bookings for the third and fourth quarter of fiscal 2007 to be comparable to the level of new orders received in the second quarter of fiscal 2007. To fuel long-term growth, the Company intends to continue to make investments in Asia and to support its new commercial products. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of the uncertainties regarding the expansion into new markets and the development and introduction of new products.

The Company's new order bookings and sales forecast for its products sold to the automotive industry is based on a thorough assessment of the probable size, system content, and timing of each of the programs being considered by its automotive customers. These factors are difficult to quantify accurately because over time the Company's customers weigh changes in the economy and the probable effect of these changes on their business, and on occasion adjust the number and timing of their new vehicle programs to reflect changing business conditions. The Company continues to view the automotive industry's focus on introducing new vehicles more frequently to satisfy their customers' changing requirements, as well as their continuing focus on improved quality, as positive indicators for new business. The Company's new order bookings and sales forecast relating to its new electronic inspection products is based upon preliminary customer and internal forecasts. The actual level of orders will depend on the market reaction after the product is introduced.

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

  SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
                                      2005

The Company reported a net loss of $1.5 million, or $0.18 per diluted share, for the first half of fiscal 2007, compared with net income of $2.5 million, or $0.27 per diluted share for the six months ended December 31, 2005.

SALES - Net sales in the first six months of fiscal 2007 were $22.9 million, compared to $29.9 million for the six months ended December 31, 2005. The following tables set forth comparison data for the Company's net sales by product groups and geographic location.

SALES (BY GROUP)                  SIX MONTHS      SIX MONTHS
(in millions)                   ENDED 12/31/06  ENDED 12/31/05  INCREASE/(DECREASE)
----------------                --------------  --------------  -------------------
Automated Systems                $14.7   64.2%   $22.3   74.6%    $(7.6)  (34.1)%
Technology Components              6.0   26.2%     5.9   19.7%      0.1     1.7%
Value Added Services               2.2    9.6%     1.7    5.7%      0.5    29.4%
                                 -----  -----    -----  -----     -----
Totals                           $22.9  100.0%   $29.9  100.0%    $(7.0)  (23.4)%
                                 =====  =====    =====  =====     =====

SALES (BY LOCATION)               SIX MONTHS      SIX MONTHS
(in millions)                   ENDED 12/31/06  ENDED 12/31/05  INCREASE/(DECREASE)
-------------------             --------------  --------------  -------------------
North America                    $11.4   49.8%   $18.3   61.2%    $(6.9)  (37.7)%
Europe                            10.4   45.4%    10.8   36.1%     (0.4)   (3.7)%
Asia                               1.1    4.8%     0.8    2.7%      0.3    37.5%
                                 -----  -----    -----  -----     -----
Totals                           $22.9  100.0%   $29.9  100.0%    $(7.0)  (23.4)%
                                 =====  =====    =====  =====     =====

Sales of Automated Systems products during the first half of fiscal 2007 reflected changes in original delivery schedules made by the Company's customers that both accelerated delivery of several orders into the fourth quarter of fiscal 2006 and delayed delivery of orders originally scheduled to ship during the second quarter of fiscal 2007. The sales increase in the Technology Components Group was primarily due to higher sales of the Company's ScanWorks(R) products. Sales of other products within the Technology Components Group were down compared to last year due to lower customer demand. The Company has focused resources on the sale of Value Added Services and believes that the sales improvement for this group is beginning to reflect the results from this effort. The sales decline in the first half of fiscal 2007 reflected customer delays in both North America and Europe, as customers in both of these regions delayed some of their tooling programs as a result of restructuring efforts and as programs were reassessed in response to demand for more fuel efficient models. Some existing orders in Europe that were expected to be shipped during the second quarter were delayed, however, the Company expects that these orders will be shipped during the remainder of the fiscal year and during the first part of fiscal 2008. The sales decrease in Europe was mitigated by a favorable strengthening of the Euro during the first half of fiscal 2007 that based on conversion rates in effect during the six-month period, resulted in approximately $710,000 of higher sales than rates in effect in the corresponding period of fiscal 2006 would have yielded.

BOOKINGS - New order bookings for the six months ended December 31, 2006 were $26.7 million compared to $33.9 million for the same period one year ago. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company's bookings by product groups and geographic location.

BOOKINGS (BY GROUP)               SIX MONTHS      SIX MONTHS
(in millions)                   ENDED 12/31/06  ENDED 12/31/05  INCREASE/(DECREASE)
-------------------             --------------  --------------  -------------------
Automated Systems                $16.3   61.1%   $27.1   80.0%    $(10.8)  (39.9)%
Technology Components              6.9   25.8%     4.5   13.3%       2.4    53.3%
Value Added Services               2.6    9.7%     2.3    6.7%       0.3    13.0%
Commercial Products                0.9    3.4%      --     --        0.9   100.0%
                                 -----  -----    -----  -----     ------
TOTALS                           $26.7  100.0%   $33.9  100.0%    $ (7.2)  (21.2)%
                                 =====  =====    =====  =====     ======

BOOKINGS (BY LOCATION)            SIX MONTHS      SIX MONTHS
(in millions)                   ENDED 12/31/06  ENDED 12/31/05  INCREASE/(DECREASE)
----------------------          --------------  --------------  -------------------
North America                    $13.3   49.8%   $24.9   73.4%    $(11.6)  (46.6)%
Europe                            11.9   44.6%     8.4   24.8%       3.5    41.7%
Asia                               1.5    5.6%     0.6    1.8%       0.9   150.0%
                                 -----  -----    -----  -----     ------
TOTALS                           $26.7  100.0%   $33.9  100.0%    $ (7.2)  (21.2)%
                                 =====  =====    =====  =====     ======

The decrease in new order bookings for both the Automated Systems Group and North America in the first half of fiscal 2007 was primarily due to the significant level of AutoGauge(R) systems booked in the first half of fiscal 2006, principally as a result of several large orders to support a customer's new vehicle platform at several assembly plants in North America. Increased new order bookings in the Technology Components Group during the first half of fiscal 2007 primarily represented increased bookings of WheelWorks(R) and ScanWorks(R) products. The Company received its first order of $900,000 in fiscal 2007 for its new commercial product and began shipments of this product during the third quarter of fiscal 2007. North American new order bookings were also negatively impacted by customer delays as a result of customer restructuring efforts and as programs were reassessed by customers in response to demand for more fuel efficient models. Increased new order bookings in Europe in the six-month period ended December 31, 2006, reflected strong orders received in the second quarter of fiscal 2007 and the generally weak state of many European economies in the 2006 period. Historically, the Company's rate of new orders has varied from quarter to quarter. Based on the timing of current customer programs that the Company is quoting, the Company expects new automotive order bookings for the third and fourth quarters of fiscal 2007 to be comparable to the level of new automotive orders received in the second quarter of fiscal 2007. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

GROSS PROFIT - Gross profit was $9.0 million, or 39.4% of sales, in the first half of fiscal year 2007, as compared to $13.9 million, or 46.4% of sales, in the first half of fiscal year 2006. The gross profit margin reduction was primarily due to higher installation labor and manufacturing costs as a percent of sales at the lower level of sales for the first half of fiscal 2007 and included a reserve for royalty costs, see note 8 to the Consolidated Financial Statements, "Commitments and Contingencies". The reduction was mitigated by the benefit from the strengthening Euro exchange rate this period and a favorable product mix compared with the first half of fiscal 2006.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES - SG&A expenses were $8.1 million in the first half of fiscal 2007 compared to $6.9 million in the same period one year ago. SG&A expenses were higher primarily due to salary and benefit increases, recruiting and relocation costs and travel of approximately $660,000. These increases primarily related to the Company's new sales growth opportunities in Asia and to support the new commercial products business initiatives. The increase was also due to higher costs for various expenses including the unfavorable effect of the strengthening Euro on expenses and legal and auditing fees that were partially offset by lower commission expense and Michigan Single Business taxes.

ENGINEERING, RESEARCH AND DEVELOPMENT (R&D) EXPENSES - Engineering and R&D expenses were $3.6 million for the six months ended December 31, 2006 compared to $3.8 million for the six-month period a year ago. The decrease was principally due to lower expenses related to engineering materials and contract services and offset increases in salary and benefits.

 INTEREST INCOME, NET - Net interest income was $579,000 in the first half of fiscal 2007 compared with net interest income of $251,000 in the first half of fiscal 2006. The increase was due to higher interest rates compared to one year ago and also reflected in the six-month period of fiscal 2006 interest expense of approximately $53,000 on additional taxes related to a tax audit in Germany covering fiscal years 2001through 2003.

FOREIGN CURRENCY - There was a net foreign currency loss of $21,000 in the first half of fiscal 2007 compared with a net loss of $77,000 a year ago and represents foreign currency changes, particularly the Euro and Yen, within the respective periods.

OTHER - Other income in the first half of fiscal 2006 of $161,000 primarily reflected the value of stock received by the Company when a mutual life insurance company was demutualized.

INCOME TAXES - The effective tax rates for the six months ended December 31, 2006 of 28.8% primarily reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates. Tax rates are higher in Europe than in the United States. Income tax expense in the first half of fiscal 2006 included the recognition of a $725,000 tax benefit associated with reversing a valuation allowance related to net operating losses in North America that the Company now believes will be utilized, and a $290,000 tax expense related to the repatriation of $6.3 million of unremitted earnings of certain of the Company's European subsidiaries under the provisions of the American Jobs Creation Act of 2004. The effective tax rate excluding these two items was 42.3% for the first half of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $19.0 million at December 31, 2006, compared to $25.2 million at June 30, 2006. The cash decrease of $6.1 million for the six months ended December 31, 2006 resulted primarily from $3.7 million used to repurchase shares of the Company's common stock and $2.4 million used for operations. The Company also used $791,000 for capital expenditures and received $487,000 from the Company's stock plans. Depreciation and amortization was $685,000 during the six months ended December 31, 2006.

The $2.4 million used for operations was primarily related to $4.0 million of inventory purchases and $690,000 reflecting the net loss including the add back of non-cash items such as depreciation and non-cash stock based compensation expense that were partially offset by collections on receivables of $2.6 million. The increase in inventory of $4.0 million was primarily to support the initial production of the new commercial product, purchases of long lead time items to fulfill existing and anticipated orders and finished goods inventory related to shipments that were delayed by our customers and not shipped during the second quarter of fiscal 2007. The $2.6 million decrease in receivables reflected cash collections and the lower level of sales achieved in the first half of fiscal 2007.

The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During fiscal 2007, the Company's German subsidiary made a change to separate its reserve for obsolescence from its inventory value to reflect the methodology used by the rest of the Company. As a result, the inventory of the German subsidiary is reported at a gross value and the reserve for obsolescence increased by $273,000, which had no effect on net income. Also during the first half of fiscal 2007, the Company disposed of $2,000 of inventory that had previously been reserved for at June 30, 2006.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company increased its allowance for doubtful accounts by $49,000 and wrote off $14,000 of receivables during the first half of fiscal 2007.

The Company had no debt outstanding at December 31, 2006.

The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2008. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (8.25% as of December 31, 2006) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 7.24% as of December 31, 2006) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $36.0 million as of December 31, 2006 and to have no advances outstanding for 30 consecutive days each calendar year.

At December 31, 2006, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $660,000 at December 31, 2006). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At December 31, 2006, GmbH had no borrowings outstanding. At December 31, 2006, the facility supported outstanding letters of credit totaling 82,700 Euros (equivalent to approximately $109,000).

On August 7, 2006, the Company's Board of Directors ("Board") approved a stock repurchase program authorizing the Company to repurchase up to $3.0 million of the Company's Common Stock through August 2007. On November 13, 2006, the Board approved a $2.0 million increase to the stock repurchase program bringing the total repurchase authority to $5.0 million through August 2007. The Company may buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time. The Company also announced that it had entered into a Rule 10b5-1 trading plan ("Repurchase Plan") with Barrington Research Associates, Inc. to purchase up to $5.0 million of the Company's Common Stock through August 2007 (less the dollar amount of purchases by the Company outside the Repurchase Plan), in open market or privately negotiated transactions, in accordance with the requirements of Rule 10b-18. See Part II Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds" for a discussion of the Repurchase Plan.

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

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in the non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At December 31, 2006, the Company's percentage of sales commitments in non-United States currencies was approximately 58.9% or $13.3 million, compared to 31.1% or $6.8 million at December 31, 2005.

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

At December 31, 2006, the Company had forward exchange contracts to sell 6.0 million Euros ($7.8 million equivalent) at a weighted average settlement rate of
1.30 Euros to the United States Dollar. The contracts outstanding at December 31, 2006, mature through June 29, 2007. The objective of the hedge transactions is to protect designated portions of the Company's net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized a charge of approximately $97,000 and $24,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and six months ended December 31, 2006, respectively. Offsetting this amount in other comprehensive income (loss) was the translation effect of the Company's foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At December 31, 2005, the Company had $3.6 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.20 Euros to the United States Dollar. The Company recognized income of approximately $92,000 and $132,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and six months ended December 31, 2005.

The Company's potential loss in earnings that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the three and six months ended December 31, 2006 would have been approximately $51,000 and $69,000, respectively. The potential loss in earnings for the comparable periods in fiscal 2006 would have been approximately $12,000 and $73,000, respectively.

INTEREST RATE RISK

The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less. Given the short maturities and investment grade quality of the Company's investment holdings at December 31, 2006, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's cash and cash equivalents. As a result, the Company does not currently hedge these interest rate exposures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer concluded that, as of December 31, 2006, the Company's disclosure controls and procedures were effective in causing the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the Securities and Exchange Commission's ("SEC") filing deadlines for these reports specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2006 identified in connection with the Company's evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

No material changes were made to the risk factors listed in "Item 1A - Risk Factors" of the Company's Annual Report on Form 10-K for fiscal year 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the Company's repurchases of its common stock during the quarter ended December 31, 2006. All shares were purchased pursuant to the Company's stock repurchase program described below.

                                                (C) TOTAL NUMBER
                      (A) TOTAL                     OF SHARES       (D) APPROXIMATE DOLLAR
                      NUMBER OF   (B) AVERAGE     PURCHASED AS       VALUE OF SHARES THAT
                       SHARES     PRICE PAID    PART OF PUBLICLY     MAY YET BE PURCHASED
      PERIOD          PURCHASED    PER SHARE    ANNOUNCED PROGRAM      UNDER THE PROGRAM
      ------          ---------   -----------   -----------------   ----------------------
October 1-31, 2006     124,900       $8.25           124,900              $3,204,486
November 1-30, 2006     95,200       $8.23            95,200              $2,421,008
December 1-31, 2006    111,900       $8.39           111,900              $1,482,477
                       -------                       -------
Total                  332,000       $8.29           332,000              $1,482,477
                       =======                       =======

On August 7, 2006, the Company's Board of Directors ("Board") approved a stock repurchase program authorizing the Company to repurchase up to $3.0 million of the Company's Common Stock through August 2007. On November 13, 2006, the Board approved a $2.0 million increase to the stock repurchase program bringing the total repurchase authority to $5.0 million through August 2007. The Company may buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time. The Company also announced that it had entered into a Rule 10b5-1 trading plan ("Repurchase Plan") with Barrington Research Associates, Inc. to purchase up to $5.0 million of the Company's Common Stock through August 2007 (less the dollar amount of purchases by the Company outside the Repurchase Plan), in open market or privately negotiated transactions, in accordance with the requirements of Rule 10b-18.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on November 13, 2006 at which the following action was taken:

1. The Shareholders elected the following persons as the Company's Board of Directors, and the results of the vote on this matter were as follows:

Name                      For      Withheld   Broker Non-Votes
----                   ---------   --------   ----------------
David J. Beattie       7,424,412     82,130          --
Kenneth R. Dabrowski   7,446,936     59,605          --
Philip J. DeCocco      7,397,462    109,080          --
W. Richard Marz        7,424,436     82,105          --
Robert S. Oswald       7,430,976     75,565          --
Alfred A. Pease        7,433,092     73,450          --
James A. Ratigan       7,405,070    101,472          --
Terryll R. Smith       7,431,792     74,750          --

ITEM 6. EXHIBITS

4.12    Seventh Amendment to Credit Agreement dated October 24, 2002, between
        Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit
        10.1 of the Company's Report on Form 8-K filed on December 21, 2006.

10.44 Summary of 2007 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on November 17, 2006.

31.1 Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2 Certification by the Acting Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1    Certification by the Chief Executive Officer of the Company pursuant to 18
        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by the Acting Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PERCEPTRON, INC.
                                        (Registrant)


Date: February 13, 2007                 By: /S/ Alfred A. Pease
                                            ------------------------------------
                                            Alfred A. Pease
                                            Chairman of the Board, President and
                                            Chief Executive Officer


Date: February 13, 2007                 By: /S/ Sylvia M. Smith
                                            ------------------------------------
                                            Sylvia M. Smith
                                            Acting Chief Financial Officer,
                                            Controller and Chief Accounting
                                            Officer
                                            (Principal Financial Officer)
                                            (Principal Accounting Officer)

                                  Exhibit Index

Exhibit
  No.     Description
-------   -----------
 4.12     Seventh Amendment to Credit Agreement dated October 24, 2002, between
          Perceptron, Inc. and Comerica Bank is incorporated by reference to
          Exhibit 10.1 of the Company's Report on Form 8-K filed on December 21,
          2006.

 10.44 Summary of 2007 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on November 17, 2006.

 31.1 Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

 31.2 Certification by the Acting Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

 32.1 Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2 Certification by the Acting Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.