Form 10-Q
period 2007-03-31
PERCEPTRON INC/MI
filed 2007-05-15
CIK 887226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common stock as of May 8, 2007, was:

Common Stock, $0.01 par value                                       8,002,587
            Class                                               Number of shares

                        PERCEPTRON, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2007

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
COVER                                                                        1

INDEX                                                                        2

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements                                              3
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        12
Item 3.    Quantitative and Qualitative Disclosures about Market Risk       24
Item 4.    Controls and Procedures                                          24

PART II. OTHER INFORMATION
Item 1A.   Risk Factors                                                     24
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      24
Item 6.    Exhibits                                                         25

SIGNATURES                                                                  26

                        PERCEPTRON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  MARCH 31,   JUNE 30,
                                                    2007        2006
                                                -----------   --------
(In Thousands, Except Per Share Amount)         (Unaudited)
ASSETS

   CURRENT ASSETS
      Cash and cash equivalents                   $ 15,880    $ 25,188
      Receivables:
         Billed receivables, net of allowance
            for doubtful accounts of $408 and
            $352, respectively                      15,607      15,623
         Unbilled receivables                        1,375         994
         Other receivables                             996         577
      Inventories, net of reserves of $891
         and $554, respectively                     10,858       6,433
      Deferred taxes                                 1,481       1,481
      Other current assets                             612         521
                                                  --------    --------
         Total current assets                       46,809      50,817

   PROPERTY AND EQUIPMENT
      Building and land                              6,013       6,013
      Machinery and equipment                       12,301      11,566
      Furniture and fixtures                         1,098       1,093
                                                  --------    --------
                                                    19,412      18,672
      Less - Accumulated depreciation and
         amortization                              (12,141)    (11,264)
                                                  --------    --------
         Net property and equipment                  7,271       7,408

   DEFERRED TAX ASSET                                4,720       4,170
                                                  --------    --------
   TOTAL ASSETS                                   $ 58,800    $ 62,395
                                                  ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                            $  2,132    $  1,667
      Accrued liabilities and expenses               2,598       2,277
      Accrued compensation                           1,051       1,740
      Income taxes payable                             227         145
      Deferred revenue                               1,888       2,336
                                                  --------    --------
         Total current liabilities                   7,896       8,165

   SHAREHOLDERS' EQUITY

      Preferred stock - no par value,
         authorized 1,000 shares, issued none           --          --
      Common stock, $0.01 par value,
         authorized 19,000 shares, issued and
         outstanding 7,993 and 8,352,
         respectively                                   80          84
      Accumulated other comprehensive income
         (loss)                                        745         (15)
      Additional paid-in capital                    35,843      39,111
      Retained earnings                             14,236      15,050
                                                  --------    --------
         Total shareholders' equity                 50,904      54,230
                                                  --------    --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 58,800    $ 62,395
                                                  ========    ========

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                THREE MONTHS        NINE MONTHS
                                              ENDED MARCH 31,      ENDED MARCH 31,
                                             -----------------   ------------------
(In Thousands, Except Per Share Amounts)       2007      2006      2007       2006
                                             -------   -------   --------   -------
NET SALES                                    $15,954   $13,447    $38,898   $43,395

COST OF SALES                                  8,697     6,298     22,608    22,365
                                             -------   -------    -------   -------
   GROSS PROFIT                                7,257     7,149     16,290    21,030

OPERATING EXPENSES
   Selling, general and administrative         4,219     3,850     12,284    10,794
   Engineering, research and development       2,043     1,984      5,687     5,742
                                             -------   -------    -------   -------
      Total operating expenses                 6,262     5,834     17,971    16,536
                                             -------   -------    -------   -------
   OPERATING INCOME (LOSS)                       995     1,315     (1,681)    4,494

OTHER INCOME AND (EXPENSES)
   Interest income, net                          188       206        767       457
   Foreign currency gain (loss)                   (2)       32        (23)      (45)
   Other                                          --         8          5       169
                                             -------   -------    -------   -------
      Total other income (expenses)              186       246        749       581
                                             -------   -------    -------   -------
INCOME (LOSS) BEFORE INCOME TAXES              1,181     1,561       (932)    5,075

INCOME TAX EXPENSE (BENEFIT) (NOTE 9)            490       513       (118)    1,564
                                             -------   -------    -------   -------
NET INCOME (LOSS)                            $   691   $ 1,048    $  (814)  $ 3,511
                                             =======   =======    =======   =======
EARNINGS (LOSS) PER COMMON SHARE
   Basic                                     $  0.09   $  0.12   ($  0.10)  $  0.41
   Diluted                                   $  0.08   $  0.12   ($  0.10)  $  0.38

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                       7,950     8,453      8,143     8,650
   Dilutive effect of stock options              683       639         --       608
                                             -------   -------    -------   -------
   Diluted                                     8,633     9,092      8,143     9,258
                                             =======   =======    =======   =======

The notes to the consolidated financial statements are an integral part of these statements.

                        PERCEPTRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                             NINE MONTHS ENDED
                                                  MARCH 31,
                                             -----------------
(In Thousands)                                 2007      2006
                                             -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                         $  (814)  $ 3,511
   Adjustments to reconcile net income
      (loss) to net cash provided from
      (used for) operating activities:
      Depreciation and amortization              960       919
      Stock compensation expense                 645       523
      Deferred income taxes                     (550)      973
      Other                                      177        (9)
      Changes in assets and liabilities,
         exclusive of changes shown
         separately                           (5,194)      593
                                             -------   -------
         Net cash provided from (used for)
            operating activities              (4,776)    6,510

CASH FLOWS FROM FINANCING ACTIVITIES
   Revolving credit borrowings                 1,028       641
   Revolving credit repayments                (1,028)     (641)
   Proceeds from stock plans                   1,267       304
   Repurchase of company stock                (5,184)   (3,990)
                                             -------   -------
         Net cash used for financing
            activities                        (3,917)   (3,686)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                         (945)   (1,008)
                                             -------   -------
         Net cash used for investing
            activities                          (945)   (1,008)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                          330         6
                                             -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                (9,308)    1,822
CASH AND CASH EQUIVALENTS, JULY 1             25,188    20,374
                                             -------   -------
CASH AND CASH EQUIVALENTS, MARCH 31          $15,880   $22,196
                                             =======   =======
CHANGES IN ASSETS AND LIABILITIES,
   EXCLUSIVE OF CHANGES SHOWN SEPARATELY
   Receivables, net                          $  (361)  $ 2,174
   Inventories                                (4,424)   (1,430)
   Accounts payable                              465         9
   Other current assets and liabilities         (874)     (160)
                                             -------   -------
                                             $(5,194)  $   593
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

2.   INVENTORY

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out ("FIFO") method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $891,000 and $554,000 at March 31, 2007 and June 30, 2006,
respectively, is comprised of the following (in thousands):

                  MARCH 31,   JUNE 30,
                     2007       2006
                  ---------   --------
Component Parts    $ 3,013     $3,038
Work In Process      2,986        309
Finished Goods       4,859      3,086
                   -------     ------
Total              $10,858     $6,433
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

Options to purchase 326,000 and 491,000 shares of common stock outstanding in the three months ended March 31, 2007 and 2006, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 338,000 and 610,000 shares of common stock outstanding in the nine months ended March 31, 2007 and 2006, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

At March 31, 2007, the Company had forward exchange contracts to sell 3.0 million Euros ($4.0 million equivalent) at a weighted average settlement rate of
1.32 Euros to the United States Dollar. The contracts outstanding at March 31, 2007, mature through September 28, 2007. The objective of the hedge transactions is to protect designated portions of the Company's net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized a charge of approximately $23,000 and $47,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and nine months ended March 31, 2007, respectively. Offsetting these amounts in other comprehensive income (loss) was the translation effect of the Company's foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At March 31, 2006, the Company had $4.8 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.21 Euros to the United States Dollar. The Company recognized a charge of $33,000 and income of $99,000 in other comprehensive income (loss) for the unrealized and realized change in value of forward exchange contracts during the three and nine months ended March 31, 2006, respectively.

5.   COMPREHENSIVE INCOME

Comprehensive income is defined as the change in common shareholder's equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

THREE MONTHS ENDED MARCH 31,                   2007    2006
                                              -----   ------
Net Income                                    $ 691   $1,048
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments     151      183
   Forward contracts                            (23)     (33)
                                              -----   ------
Total Comprehensive Income                    $ 819   $1,198
                                              =====   ======

NINE MONTHS ENDED MARCH 31,                    2007    2006
                                              -----   ------
Net Income (Loss)                             $(814)  $3,511
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments     807      (74)
   Forward contracts                            (47)      99
                                              -----   ------
Total Comprehensive Income (Loss)             $ (54)  $3,536
                                              =====   ======

6.   CREDIT FACILITIES

The Company had no debt outstanding at March 31, 2007.

The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2008. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non real estate assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (8.25% as of March 31, 2007) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 7.23% as of March 31, 2007) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $39.8 million as of March 31, 2007 and to have no advances outstanding for 30 consecutive days each calendar year.

At March 31, 2007, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $667,000 at March 31, 2007). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2007, GmbH had no borrowings outstanding. At March 31, 2007, the facility supported outstanding letters of credit totaling 54,300 Euros (equivalent to approximately $72,000).

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

The Company recognized as an operating expense non-cash stock-based compensation cost in the amount of $194,000 and $645,000 in the three and nine months ended March 31, 2007, respectively. This had the effect of decreasing net income by $163,000, or $0.02 per diluted share, and $519,000, or $0.06 per diluted share, for the three and nine months ended March 31, 2007, respectively. The Company recognized as an operating expense non-cash stock-based compensation cost in the amount of $140,000 and $523,000 in the three and nine months ended March 31, 2006, respectively. This had the effect of decreasing net income by $112,000, or $0.01 per diluted share, and $423,000, or $0.05 per diluted share, for the three and nine months ended March 31, 2006, respectively. As of March 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $834,000. The Company expects to recognize this cost over a weighted average vesting period of 1.58 years.

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

Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development Committee, unless specified in the 2004 Stock Incentive Plan. As of March 31, 2007, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan and 1992 and 1998 Stock Option Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. Options outstanding under the Directors Stock Option Plan are either an initial option or an annual option. Prior to December 7, 2004, initial options of 15,000 shares were granted as of the date the non-employee director was first elected to the Board of Directors and became exercisable in full on the first anniversary of the date of grant. Prior to December 7, 2004, annual options of 3,000 shares were granted as of the date of the respective annual meeting to each non-employee director serving at least six months prior to the annual meeting and become exercisable in three annual increments of 33 1/3% after the date of grant. Options under the Directors Stock Option Plan expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company's stock on the date of grant.

The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, was as follows:

                                        THREE MONTHS   THREE MONTHS   NINE MONTHS   NINE MONTHS
                                            ENDED          ENDED         ENDED         ENDED
                                          3/31/2007      3/31/2006     3/31/2007     3/31/2006
                                        ------------   ------------   -----------   -----------
Weighted Average Estimated Fair Value
   Per Share of Options Granted
   During the Period                       $ 3.05         $ 2.37        $ 3.04        $ 2.28
Assumptions:
   Amortized Dividend Yield                    --             --            --            --
   Common Stock Price Volatility            31.10%         29.49%        31.56%        30.16%
   Risk Free Rate of Return                  4.63%          4.25%         4.76%         4.02%
   Expected Option Term (in years)              5              5             5             5

The Company received $726,000 and $1,056,000 in cash from option exercises under all share-based payment arrangements during the three and nine months ended March 31, 2007, respectively.

8.   COMMITMENTS AND CONTINGENCIES

Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.

The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, "GDS") on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. ("Carbotech"), and U.S. Natural Resources, Inc. ("USNR"), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company's systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS' damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $5.8 million using a March 31, 2007 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS' claims.

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

Based upon a recent review by the Company of a third party licensing agreement under which the Company licenses certain software included in its products, the Company has begun discussions with the third party licensor to resolve potential instances of non-compliance by the Company with the terms of the licensing agreement. The Company anticipates that it will incur additional royalty costs for prior periods and has recorded a reserve for the amount it believes will be required to resolve the matter. The final resolution of this issue may be different from the estimate recorded.

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

9.   INCOME TAXES

During the third quarter of fiscal 2007, the Company's German subsidiary recorded a one-time tax benefit of approximately $98,000 related to new corporate tax legislation. The tax benefit related to corporate tax credits derived under previous tax regulations that under the new legislation will be paid to the German subsidiary over a 10 year period.

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

10.  NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Options for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007. The impact of adopting this statement on the Company's financial statements has net yet been evaluated.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatement". This bulletin requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. This bulletin is effective for the Company's 2007 fiscal year annual financial statements. The Company is currently assessing the potential impact that the adoption of this bulletin will have on the Company's financial statements although the impact is not expected to be material.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". This interpretation prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken in tax returns. The interpretation is effective for fiscal years beginning after December 15, 2006. The impact of adopting this statement on the Company's financial statements is currently being evaluated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Perceptron, Inc. ("Perceptron" or the "Company") develops, produces and markets non-contact metrology solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement and inspection applications. Perceptron's product offerings are designed to improve quality, increase productivity and decrease costs in manufacturing and product development. Perceptron also produces innovative technology solutions for scanning and inspection, serving industrial, trade and consumer applications. The solutions offered by the Company are divided into three groups: 1) The Automated Systems Group made up of AutoGauge(R), AutoFit(R), AutoScan(R), AutoSpect(R) and AutoGuide(R) products; 2) The Technology Products Group made up of ScanWorks(R), Non-Contact Wheel Alignment ("WheelWorks(R)"), TriCam(R) sensors for the forest products industry and commercial products; and 3) The Value Added Services Group offering consulting, training and non-warranty support services. The Company services multiple markets, with the largest being the automotive industry. The Company's primary operations are in North America, Europe and Asia.

The Company's financial base remained strong, with no debt and approximately $15.9 million of cash at March 31, 2007 available to support its growth plans. Near-term the Company's focus is on the production of its recently announced new line of electronic inspection products and its previously announced growth strategy in untapped geographic markets, principally in Asia.

The Company's growth strategies in Asia are generating customer interest in this region. This region represents approximately one-third of global light vehicle production and sales and with the development of China's light vehicle market will become of increasing importance to the Company. As a result, the Company will continue to hire sales and technical personnel during fiscal 2007 to support its long term growth opportunities in Asia.

The Company's sales are principally derived from the sale of products for use in the automotive industry. New vehicle tooling programs are the most important selling opportunity for the Company's Automated Systems Group. The number and timing of new vehicle tooling programs can be influenced by economic conditions. Therefore, the Company continues to assess the global economy and its likely effect on the Company's automotive customers and markets served to determine if actions are required. The Company views the automotive industry's focus on introducing new vehicles more frequently to satisfy their customers' changing requirements, as well as their continuing focus on improved quality, as positive indicators for its automotive Automated Systems Group business. The Company is continuing its efforts to identify opportunities outside the automotive industry, principally through its Technology Products Group.

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

RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

For the third quarter of fiscal 2007, the Company reported net income of $691,000, or $0.08 per diluted share, compared to net income of $1.0 million, or $0.12 per diluted share, for the third quarter of fiscal 2006. Specific line item results are described below.

SALES - Net sales of $16.0 million for the third quarter of fiscal 2007 were up $2.6 million, compared with the same period one year ago. The following tables set forth comparison data for the Company's net sales by product groups and geographic location.

  SALES (BY GROUP)     THIRD QUARTER   THIRD QUARTER      INCREASE/
   (in millions)            2007            2006         (DECREASE)
--------------------   -------------   -------------   -------------
Automated Systems      $10.5   65.6%   $10.7   79.9%   $(0.2)   (1.9)%
Technology Products      4.3   26.9%     2.0   14.9%     2.3   115.0%
Value Added Services     1.2    7.5%     0.7    5.2%     0.5    71.4%
                       -----  -----    -----  -----    -----
Totals                 $16.0  100.0%   $13.4  100.0%   $ 2.6    19.4%
                       =====  =====    =====  =====    =====

SALES (BY LOCATION)    THIRD QUARTER   THIRD QUARTER     INCREASE/
   (in millions)            2007            2006         (DECREASE)
--------------------   -------------   -------------   -------------
North America          $ 7.4   46.3%   $10.8   80.6%   $(3.4)  (31.5)%
Europe                   8.0   50.0%     2.3   17.2%     5.7   247.8%
Asia                     0.6    3.7%     0.3    2.2%     0.3   100.0%
                       -----  -----    -----  -----    -----
Totals                 $16.0  100.0%   $13.4  100.0%   $ 2.6    19.4%
                       =====  =====    =====  =====    =====

Automated Systems sales in the third quarter of fiscal 2007 were comparable to those of the third quarter of fiscal 2006. The sales increase in the Technology Products Group was primarily due to higher sales of the Company's commercial products. The first deliveries of the Company's new commercial products occurred in the third quarter of fiscal 2007, which is the first quarter that the Company recognized revenues from commercial products sales. Sales of WheelWorks(R) and Forest Products also contributed to the increase in Technology Products Group revenues. Sales of Value Added Services were up $500,000 compared with the same period one year ago. This increase was due to higher support and training services for the third quarter. North American sales of $7.4 million were $3.4 million lower compared to the third quarter of fiscal 2006 primarily as a result of lower Automated Systems sales, offset by increased Technology Products sales including the Company's new commercial products. The changes in both North America and Europe primarily reflected the timing of new vehicle programs. The sales increase in Europe reflected the high level of new order bookings for Automated Systems in the second quarter of fiscal 2007 with several of those orders shipping in the third quarter of fiscal 2007 as well as the shipment of customer orders for Automated Systems that were delayed from the second quarter and shipped in the third quarter. The increase in Europe was also due to the strengthening Euro that, based on conversion rates in effect this quarter, resulted in $730,000 more in sales than the comparable rates in the third quarter of fiscal 2006 would have yielded. Asian sales were up $300,000 from the same quarter in fiscal 2006.

BOOKINGS - The Company had new order bookings during the quarter of $20.0 million compared with new order bookings of $17.2 million in the quarter ended December 31, 2006 and $8.5 million for the quarter ended March 31, 2006. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company's bookings by product groups and geographic location.

BOOKINGS (BY GROUP)    THIRD QUARTER   THIRD QUARTER     INCREASE/
   (in millions)            2007            2006         (DECREASE)
--------------------   -------------   -------------   -------------
Automated Systems      $ 9.4    47.0%   $4.9    57.7%  $ 4.5    91.8%
Technology Products      9.7    48.5%    2.8    32.9%    6.9   246.4%
Value Added Services     0.9     4.5%    0.8     9.4     0.1    12.5%
                       -----   -----    ----   -----   -----
TOTALS                 $20.0   100.0%   $8.5   100.0%  $11.5   135.3%
                       =====   =====    ====   =====   =====

     BOOKINGS (BY
    LOCATION) (in      THIRD QUARTER   THIRD QUARTER     INCREASE/
      millions)             2007            2006         (DECREASE)
--------------------   -------------   -------------   -------------
North America          $14.1    70.5%   $5.7    67.0%  $ 8.4   147.4%
Europe                   5.6    28.0%    2.3    27.1%    3.3   143.5%
Asia                     0.3     1.5%    0.5     5.9%   (0.2)  (40.0)%
                       -----   -----    ----   -----   -----
TOTALS                 $20.0   100.0%   $8.5   100.0%  $11.5   135.3%
                       =====   =====    ====   =====   =====

New orders in North America were $8.4 million higher than in the third quarter of fiscal 2006 primarily as a result of higher orders for Technology Products, in particular, the Company's new commercial products. European new order bookings primarily represented increased Automated Systems orders. Additionally, European bookings during the third quarter of fiscal 2006 reflected the generally weak state of many European economies. Historically, the Company's rate of new orders has varied from quarter to quarter. Based on the timing of current customer programs that the Company is quoting, the Company expects new order bookings for the fourth quarter of fiscal 2007 to be comparable to the level of new orders received in the third quarter of fiscal 2007. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

BACKLOG - The Company's backlog was $26.6 million as of March 31, 2007 compared with $22.6 million as of December 31, 2006 and $17.0 million as of March 31, 2006. The following tables set forth comparison data for the Company's backlog by product groups and geographic location.

  BACKLOG (BY GROUP)   THIRD QUARTER   THIRD QUARTER     INCREASE/
    (in millions)           2007            2006         (DECREASE)
--------------------   -------------   -------------   -------------
Automated Systems      $15.5    58.3%  $13.2    77.6%  $ 2.3    17.4%
Technology Products      9.1    34.2%    2.0    11.8%    7.1   355.0%
Value Added Services     2.0     7.5%    1.8    10.6%    0.2    11.1%
                       -----   -----   -----   -----   -----
TOTALS                 $26.6   100.0%  $17.0   100.0%  $ 9.6    56.5%
                       =====   =====   =====   =====   =====

     BACKLOG (BY
      LOCATION)        THIRD QUARTER   THIRD QUARTER     INCREASE/
    (in millions)           2007            2006         (DECREASE)
--------------------   -------------   -------------   -------------
North America          $16.8    63.1%  $10.3    60.6%  $ 6.5    63.1%
Europe                   9.5    35.7%    6.2    36.5%    3.3    53.2%
Asia                     0.3     1.2%    0.5     2.9%   (0.2)  (40.0)%
                       -----   -----   -----   -----   -----
TOTALS                 $26.6   100.0%  $17.0   100.0%  $ 9.6    56.5%
                       =====   =====   =====   =====   =====

The $26.6 million backlog at March 31, 2007, is the highest backlog the Company has had since 1999. The increase in backlog was primarily due to increased orders for Technology Products, principally for the new commercial products. The Company expects to be able to fill substantially all of the orders in backlog during the next twelve months. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer.

GROSS PROFIT - Gross profit was $7.3 million, or 45.5% of sales, in the third quarter of fiscal year 2007, as compared to $7.1 million, or 53.2% of sales, in the third quarter of fiscal year 2006. The gross profit margin reduction was primarily due to the mix of product sales that included the higher volume commercial products this quarter and, to a lesser extent, Forest Products sales, both of which are sold at a lower gross margin than the Company's other products. The stronger Euro in the quarter mitigated the impact.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES - SG&A expenses were $4.2 million in the quarter ended March 31, 2007 compared to $3.9 million in the third quarter a year ago. SG&A expenses were higher primarily due to personnel additions to support growth opportunities in the Far East, to support the new commercial products business initiatives, and salary and benefit increases. The increase was also due to the effect of the strengthening Euro on costs. These SG&A costs were partially offset by lower Michigan Single Business Taxes and commission expense.

ENGINEERING, RESEARCH AND DEVELOPMENT (R&D) EXPENSES - Engineering and R&D expenses were $2.0 million in both quarters ended March 31, 2007 and 2006 as salary and benefit increases in the current quarter were offset by decreased spending on engineering materials.

INTEREST INCOME, NET - Net interest income was $188,000 in the third quarter of fiscal 2007 compared with net interest income of $206,000 in the third quarter of fiscal 2006. The decrease was primarily due to a lower cash balance compared to one year ago.

FOREIGN CURRENCY - There was a net foreign currency transaction loss of $2,000 this quarter compared to a net foreign currency gain of $32,000 last year due to foreign currency changes, particularly the Euro.

INCOME TAXES - The effective tax rate this quarter of 41.5% included a one time tax benefit of approximately $98,000 recorded by the Company's German subsidiary that related to new corporate tax legislation. The tax benefit related to corporate tax credits derived under previous tax regulations that under the new legislation will be paid to the German subsidiary over a 10 year period. The benefit had the effect of reducing the effective tax rate for the third quarter by 8.3%. Excluding this benefit, the effective tax rate this quarter would have been 49.8% compared to 32.9% in the third quarter of fiscal 2006 and primarily reflected the effect of pretax losses in North America being offset by pretax income in the Company's European subsidiaries which are taxed at higher rates.

OUTLOOK - The Company expects total revenues for fiscal year 2007, including anticipated sales of the Company's new commercial product, to be comparable to fiscal year 2006. Based on business currently being quoted, the Company expects new order bookings for the fourth quarter of fiscal 2007 to be comparable to the level of new orders received in the third quarter of fiscal 2007. The Company continually reviews its cost structures in each geographic region, particularly as they relate to system installation and support, to ensure that the Company's resources allow for future growth and are consistent with the requirements of each business and geographic region. As a result, the Company took steps during the fourth quarter of fiscal 2007 to reduce expenses in its North American and European Automotive businesses by over $1.4 million annually. To fuel long-term growth, the Company intends to continue to make investments in Asia and to support its new commercial products initiatives. See Item 2

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of the uncertainties regarding the expansion into new markets and the development and introduction of new products.

The Company's new order bookings and sales forecast for its products sold to the automotive industry is based on a thorough assessment of the probable size, system content, and timing of each of the programs being considered by its automotive customers. These factors are difficult to quantify accurately because over time the Company's customers weigh changes in the economy and the probable effect of these changes on their business, and on occasion adjust the number and timing of their new vehicle programs to reflect changing business conditions. The Company continues to view the automotive industry's focus on introducing new vehicles more frequently to satisfy their customers' changing requirements, as well as their continuing focus on improved quality, as positive indicators for new business. The Company's new order bookings and sales forecast relating to its new electronic inspection products is based upon preliminary customer and internal forecasts. The actual level of orders will depend on the market demand.

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

  NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO NINE MONTHS ENDED MARCH 31, 2006

The Company reported a net loss of $814,000, or $0.10 per diluted share, for the nine months ended March 31, 2007, compared with net income of $3.5 million, or $0.38 per diluted share for the nine months ended March 31, 2006.

SALES - Net sales in the nine months ended March 31, 2007 were $38.9 million, compared to $43.4 million for the nine months ended March 31, 2006. The following tables set forth comparison data for the Company's net sales by product groups and geographic location.

SALES (BY GROUP)        NINE MONTHS     NINE MONTHS      INCREASE/
(in millions)          ENDED 3/31/07   ENDED 3/31/06     (DECREASE)
----------------       -------------   -------------   -------------
Automated Systems      $25.3    65.0%  $33.0    76.0%  $(7.7)  (23.3)%
Technology Products     10.2    26.2%    7.9    18.2%    2.3    29.1%
Value Added Services     3.4     8.8%    2.5     5.8%    0.9    36.0%
                       -----   -----   -----   -----   -----
Totals                 $38.9   100.0%  $43.4   100.0%  $(4.5)  (10.4)%
                       =====   =====   =====   =====   =====

SALES (BY LOCATION)     NINE MONTHS     NINE MONTHS       INCREASE/
(in millions)          ENDED 3/31/07   ENDED 3/31/06     (DECREASE)
-------------------    -------------   -------------   --------------
North America          $18.7    48.1%  $29.2    67.3%  $(10.5)  (36.0)%
Europe                  18.4    47.3%   13.1    30.2%     5.3    40.1%
Asia                     1.8     4.6%    1.1     2.5%     0.7    63.6%
                       -----   -----   -----   -----   ------
Totals                 $38.9   100.0%  $43.4   100.0%  $ (4.5)  (10.4)%
                       =====   =====   =====   =====   ======

Sales of Automated Systems products during the nine-months ended March 31, 2007 reflected changes in original delivery schedules made by the Company's customers that accelerated delivery of several orders into the fourth quarter of fiscal 2006. The sales increase in the Technology Products Group was primarily due to higher sales of the Company's commercial products and ScanWorks(R). The Company has focused resources on the sale of Value Added Services and believes that the sales improvement for this group is beginning to reflect the results from this effort. The sales decline in the nine-month period ended March 31, 2007 reflected customer delays primarily in North America, as customers delayed some of their tooling programs as a result of restructuring efforts and as programs were reassessed in response to demand for more fuel efficient models. The sales increase in Europe was due to increased sales for Automated Systems in fiscal 2007. The increase in Europe was also due in part to a favorable strengthening of the Euro during the first nine months of fiscal 2007 that based on conversion rates in effect during the nine-month period, resulted in approximately $1.4 million of higher sales than rates in effect in the corresponding period of fiscal 2006 would have yielded.

BOOKINGS - New order bookings for the nine months ended March 31, 2007 were $46.7 million compared to $42.4 million for the same period one year ago.
The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company's bookings by product groups and geographic location.

BOOKINGS (BY GROUP)       NINE MONTHS     NINE MONTHS      INCREASE/
(in millions)            ENDED 3/31/07   ENDED 3/31/06     (DECREASE)
-------------------      -------------   -------------   -------------
Automated Systems        $25.7    55.0%  $31.9    75.2%  $(6.2)  (19.4)%
Technology Products       17.5    37.5%    7.3    17.2%   10.2   139.7%
Value Added Services       3.5     7.5%    3.2     7.6%    0.3     9.4%
                         -----   -----   -----   -----   -----
TOTALS                   $46.7   100.0%  $42.4   100.0%  $ 4.3    10.1%
                         =====   =====   =====   =====   =====

BOOKINGS (BY LOCATION)    NINE MONTHS     NINE MONTHS      INCREASE/
(in millions)            ENDED 3/31/07   ENDED 3/31/06     (DECREASE)
----------------------   -------------   -------------   -------------
North America            $27.4    58.7%  $30.5    71.9%  $(3.1)  (10.2)%
Europe                    17.6    37.7%   10.7    25.3%    6.9    64.5%
Asia                       1.7     3.6%    1.2     2.8%    0.5    41.7%
                         -----   -----   -----   -----   -----
TOTALS                   $46.7   100.0%  $42.4   100.0%  $ 4.3    10.1%
                         =====   =====   =====   =====   =====

The decrease in new order bookings for both the Automated Systems Group and North America for the nine-months ended March 31, 2007 was primarily due to the significantly high level of AutoGauge(R) systems booked in the first half of fiscal 2006, principally as a result of several large orders to support a customer's new vehicle platform at several assembly plants in North America. Increased new order bookings in the Technology Products Group for the nine-months ended March 31, 2007 primarily represented increased bookings of commercial products. Bookings for WheelWorks(R) and ScanWorks(R), also increased on a comparable basis. North American new order bookings were also negatively impacted by customer delays as a result of customer restructuring efforts and as programs were reassessed by customers in response to demand for more fuel efficient models. Increased new order bookings in Europe in the nine-month period ended March 31, 2007, reflected strong orders received in the second and third quarters of fiscal 2007 and the generally weak state of many European economies in the 2006 period. Historically, the Company's rate of new orders has varied from quarter to quarter. Based on the timing of current customer programs that the Company is quoting, the Company expects new order bookings for the fourth quarter of fiscal 2007 to be comparable to the level of new orders received in the third quarter of fiscal 2007. The foregoing statements are "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

GROSS PROFIT - Gross profit was $16.3 million, or 41.9% of sales, for the nine months ended March 31, 2007, as compared to $21.0 million, or 48.5% of sales, for the nine months ended March 31, 2006. The gross profit margin reduction was primarily due to higher installation labor and manufacturing costs as a percent of sales at the lower level of sales for the first nine months of fiscal 2007 and included a reserve for royalty costs, see note 8 to the Consolidated Financial Statements, "Commitments and Contingencies". The reduction was mitigated by the benefit from the strengthening Euro exchange rate in fiscal 2007.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES - SG&A expenses were $12.3 million for the nine months ended March 31, 2007 compared to $10.8 million in the period one year ago. SG&A expenses were higher primarily due to salary and benefit increases, recruiting and relocation costs and travel of approximately $550,000. These increases primarily related to the Company's new sales growth opportunities in Asia and to support the new commercial products initiatives. The increase was also due to higher costs for various expenses including the unfavorable effect of the strengthening Euro on expenses and legal and auditing fees that were partially offset by lower commission expense and Michigan Single Business taxes.

ENGINEERING, RESEARCH AND DEVELOPMENT (R&D) EXPENSES - Engineering and R&D expenses were $5.7 million in both nine-month periods ended March 31, 2007 and 2006 as salary and benefit increases in the current period were offset by decreased spending on engineering materials.

INTEREST INCOME, NET - Net interest income was $767,000 in the nine months ended March 31, 2007 compared with net interest income of $457,000 in the nine months ended March 31, 2006. The increase was due to higher interest rates compared to one year ago and also reflected in the nine-month period of fiscal 2006 interest expense of approximately $53,000 on additional taxes related to a tax audit in Germany covering fiscal years 2001 through 2003.

FOREIGN CURRENCY - There was a net foreign currency loss of $23,000 in the fiscal 2007 nine-month period compared with a net foreign currency loss of $45,000 a year ago and represents foreign currency changes, particularly the Euro and Yen, within the respective periods.

OTHER - Other income in the fiscal 2006 nine-month period of $169,000 primarily reflected the value of stock received by the Company when a mutual life insurance company was demutualized.

INCOME TAXES - The income tax benefit for the nine months ended March 31, 2007 included a one time tax benefit of approximately $98,000 recorded by the Company's German subsidiary that related to new corporate tax legislation. The tax benefit related to corporate tax credits derived under previous tax regulations that under the new legislation will be paid to the German subsidiary over a 10 year period. The benefit had the effect of reducing the effective tax rate for the nine-month period by 10.5%. Excluding this benefit, the effective tax rate for the fiscal 2007 nine-month period would have been 2.2% and primarily reflected the effect of pretax losses in North America being offset by pretax income in the Company's European subsidiaries which are taxed at higher rates.

Income tax expense for the nine-month period ended March 31, 2006 included the recognition of a $725,000 tax benefit associated with reversing a valuation allowance related to net operating losses in North America that the Company believed would be utilized, and a $290,000 tax expense related to the repatriation of $6.3 million of unremitted earnings of certain of the Company's European subsidiaries under the provisions of the American Jobs Creation Act of 2004. The effective tax rate excluding these two items was 39.4% for the fiscal 2006 nine-month period and primarily reflected the effect of the mix of operating profit and loss among the Company's various operating entities and their countries' respective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $15.9 million at March 31, 2007, compared to $25.2 million at June 30, 2006. The cash decrease of $9.3 million for the nine months ended March 31, 2007 resulted primarily from $5.2 million used to repurchase shares of the Company's common stock and $4.8 million used for operations. The Company also used $945,000 for capital expenditures and received $1.3 million from the Company's stock plans. Depreciation and amortization was $960,000 during the nine months ended March 31, 2007.

The $4.8 million used for operations was primarily related to $4.4 million of increased inventory purchases. The increase in inventory of $4.4 million was related to an increase of $2.7 million in work in process primarily to support the initial production of the new commercial products and an increase of $1.7 million in finished goods inventory to fulfill existing and anticipated orders primarily in Europe.

The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During fiscal 2007, the Company's German subsidiary made a change to separate its reserve for obsolescence from its inventory value to reflect the methodology used by the rest of the Company. As a result, the inventory of the German subsidiary is reported at a gross value and the reserve for obsolescence increased by $332,000, which had no effect on net income. During the nine months ended March 31, 2007, the Company disposed of $5,000 of inventory that had previously been reserved for at June 30, 2006.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company increased its allowance for doubtful accounts by $101,000 and wrote off $45,000 of receivables during the nine months ended March 31, 2007.

The Company had no debt outstanding at March 31, 2007.

The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2008. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non real estate assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank's prime rate (8.25% as of March 31, 2007) dependent upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 7.23% as of March 31, 2007) dependent upon the Company's ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company's ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $39.8 million as of March 31, 2007 and to have no advances outstanding for 30 consecutive days each calendar year.

At March 31, 2007, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $667,000 at March 31, 2007). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2007, GmbH had no borrowings outstanding. At March 31, 2007, the facility supported outstanding letters of credit totaling 54,300 Euros (equivalent to approximately $72,000).

On August 7, 2006, the Company's Board of Directors ("Board") approved a stock repurchase program authorizing the Company to repurchase up to $3.0 million of the Company's Common Stock through August 2007. On November 13, 2006, the Board approved a $2.0 million increase to the stock repurchase program bringing the total repurchase authority to $5.0 million through August 2007. The Company may buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time. The Company also announced that it had entered into a Rule 10b5-1 trading plan ("Repurchase Plan") with Barrington Research Associates, Inc. to purchase up to $5.0 million of the Company's Common Stock through August 2007 (less the dollar amount of purchases by the Company outside the Repurchase Plan), in open market or privately negotiated transactions, in accordance with the requirements of Rule 10b-18. See Part II Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds" for a discussion of the Repurchase Plan. The Company completed its repurchase plan during the third quarter of fiscal 2007.

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

The Company expects to spend approximately $1.4 million during fiscal year 2007 for capital equipment, although there is no binding commitment to do so.

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

FOREIGN CURRENCY RISK

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in the non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At March 31, 2007, the Company's percentage of sales commitments in non-United States currencies was approximately 39.5% or $10.5 million, compared to 41.5% or $7.1 million at March 31, 2006.

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

At March 31, 2007, the Company had forward exchange contracts to sell 3.0 million Euros ($4.0 million equivalent) at a weighted average settlement rate of
1.32 Euros to the United States Dollar. The contracts outstanding at March 31, 2007, mature through September 28, 2007. The objective of the hedge transactions is to protect designated portions of the Company's net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized a charge of approximately $23,000 and $47,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and nine months ended March 31, 2007, respectively. Offsetting this amount was an increase in other comprehensive income (loss) for the translation effect of the Company's foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company's forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At March 31, 2006, the Company had $4.8 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.21 Euros to the United States Dollar. The Company recognized a charge of $33,000 and income of $99,000 in other comprehensive income (loss) for the unrealized and realized change in value of forward exchange contracts during the three and nine months ended March 31, 2006, respectively.

The Company's potential loss in earnings that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the three and nine months ended March 31, 2007 would have been approximately $99,000 and $48,000, respectively. The potential loss in earnings for the comparable periods in fiscal 2006 would have been approximately $71,000 and $2,000, respectively.

INTEREST RATE RISK

The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less. Given the short maturities and investment grade quality of the Company's investment holdings at March 31, 2007, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's cash and cash equivalents. As a result, the Company does not currently hedge these interest rate exposures.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, see Note 10 to the Consolidated Financial Statements, "New Accounting Pronouncements".

SAFE HARBOR STATEMENT

We make statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that may be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, including the Company's expectation as to fiscal 2007 and fiscal 2008 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released and from our plans to make important new investments, largely for personnel, for newly introduced products and geographic growth opportunities in the U.S., Europe, Eastern Europe, Asia, our ability to fund our fiscal year 2007 cash flow requirements and customers' current and future interest in our Value Added Services. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as "will," "should," "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in "Item 1A - Risk Factors" of the Company's Annual Report on Form 10-K for fiscal year 2006. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations, as well as the following: the dependence of the Company's revenue on a number of sizable orders from a small number of customers concentrated in the Automotive industry, particularly in the United States and Europe, the dependence of the Company's net income levels on increasing revenues, continued pricing pressures from the Company's customers, the timing of orders and shipments which can cause the Company to experience significant fluctuations in its quarterly and annual revenue, order bookings, backlog and operating results, timely receipt of required supplies and components which could result in delays in anticipated shipments, continued access to third party components for our ScanWorks(R) systems, the ability of the Company to successfully compete with alternative and similar technologies, the timing, number and continuation of the Automotive industry's retooling programs, including the risk that the Company's customers postpone new tooling programs as a result of economic conditions or otherwise, the ability of the Company to develop and introduce new products, the ability of the Company to expand into new markets in Eastern Europe and Asia, the ability of the Company to attract and retain key personnel, especially technical personnel, the quality and cost of competitive products already in existence or developed in the future, rapid or unexpected technological changes, the ability of the Company to identify and satisfy demand for the Company's Value Added Services, the ability of the Company to identify business opportunities that fit the Company's strategic plans, the ability to implement identified business opportunities on terms acceptable to the Company and the effect of economic conditions, particularly economic conditions in the domestic and worldwide Automotive industry, which has from time to time been subject to cyclical downturns due to the level of demand for, or supply of, the products produced by companies in this industry. The ability of the Company to develop and introduce new products, especially in markets outside of automotive, is subject to a number of uncertainties, including general product demand and market acceptance risks, the ability of the Company to resolve technical issues inherent in the development of new products and technologies, the ability of the Company to identify and satisfy market needs, the ability of the Company to identify satisfactory distribution networks, the ability of the Company to develop internally or identify externally high quality cost effective manufacturing capabilities for the products, general product development and commercialization difficulties, and the level of interest existing and potential new customers may have in new products and technologies generally. The ability of the Company to expand into new geographic markets is subject to a number of uncertainties, including the timing of customer acceptance of the Company's products and technologies, the impact of changes in local economic conditions, the ability of the Company to attract the appropriate personnel to effectively represent, install and service the Company's products in the market and uncertainties inherent in doing business in foreign markets, especially those that are less well developed than the Company's traditional markets, such as the impact of fluctuations in foreign currency exchange rates, foreign government controls, policies and laws affecting foreign trade and investment, differences in the level of protection available for the Company's intellectual property and differences in language and local business and social customs. The ability of the Company to identify and satisfy demand for the Company's Value Added Services is subject to a number of uncertainties including that these services represent discretionary spending by customers and so tend to decline during economic downturns even if product sales do not decline. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process. A significant portion of the Company's projected revenues and net income depends upon the Company's ability to successfully develop and introduce new products and expand into new geographic markets. Because a significant portion of the Company's revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company's reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company's expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company's expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information".

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer concluded that, as of March 31, 2007, the Company's disclosure controls and procedures were effective in causing the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the Securities and Exchange Commission's ("SEC") filing deadlines for these reports specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2007 identified in connection with the Company's evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

No material changes were made to the risk factors listed in "Item 1A - Risk Factors" of the Company's Annual Report on Form 10-K for fiscal year 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the Company's repurchases of its common stock during the quarter ended March 31, 2007. All shares were purchased pursuant to the Company's stock repurchase program described below.

                                                 (C) TOTAL NUMBER
                      (A) TOTAL                     OF SHARES       (D) APPROXIMATE DOLLAR
                      NUMBER OF   (B) AVERAGE   PURCHASED AS PART    VALUE OF SHARES THAT
                        SHARES     PRICE PAID      OF PUBLICLY       MAY YET BE PURCHASED
PERIOD                PURCHASED    PER SHARE    ANNOUNCED PROGRAM     UNDER THE PROGRAM
------                ---------   -----------   -----------------   ----------------------
January 1-31, 2007     104,200       $8.84           104,200               $561,415
February 1-28, 2007     61,600       $8.99            61,600               $  7,365
                       -------                       -------
Total                  165,800       $8.90           165,800               $  7,365
                       =======                       =======

On August 7, 2006, the Company's Board of Directors ("Board") approved a stock repurchase program authorizing the Company to repurchase up to $3.0 million of the Company's Common Stock through August 2007. On November 13, 2006, the Board approved a $2.0 million increase to the stock repurchase program bringing the total repurchase authority to $5.0 million through August 2007. The Company may buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time. The Company also announced that it had entered into a Rule 10b5-1 trading plan ("Repurchase Plan") with Barrington Research Associates, Inc. to purchase up to $5.0 million of the Company's Common Stock through August 2007 (less the dollar amount of purchases by the Company outside the Repurchase Plan), in open market or privately negotiated transactions, in accordance with the requirements of Rule 10b-18. The Company completed the stock repurchase program during the third quarter of fiscal 2007.

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

                                        PERCEPTRON, INC.
                                        (Registrant)


Date: May 14, 2007                      By: /S/ Alfred A. Pease
                                            ------------------------------------
                                            Alfred A. Pease
                                            Chairman of the Board, President and
                                            Chief Executive Officer


Date: May 14, 2007                      By: /S/ Sylvia M. Smith
                                            ------------------------------------
                                            Sylvia M. Smith
                                            Acting Chief Financial Officer,
                                            Controller and Chief Accounting
                                            Officer
                                            (Principal Financial Officer)
                                            (Principal Accounting Officer)