Form 10-K
period 2007-06-30
PERCEPTRON INC/MI
filed 2007-09-28
CIK 887226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007          OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 0-20206
PERCEPTRON, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-2381442
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
47827 Halyard Drive
Plymouth, Michigan 48170-2461
(Address of Principal Executive Offices)
(734) 414-6100
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
Rights to Purchase Preferred Stock
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐                    Accelerated Filer ☐                    Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The aggregate market value of the voting stock held as of the registrant’s most recently completed second fiscal quarter by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2006, as reported by the NASDAQ National Market System, was approximately $67,000,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).
The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 20, 2007, was 8,293,016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2007
Annual Meeting of Shareholders	Part III, Items 10-14

PART I
ITEM 1: BUSINESS
General
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and markets non-contact metrology solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement and inspection applications. Perceptron’s product offerings are designed to improve quality, increase productivity and decrease costs in manufacturing and product development. Perceptron also produces innovative technology solutions for scanning and inspection, serving industrial, trade and consumer applications. Among the solutions offered by the Company are: 1) Laser-based, non-contact gauging systems that provide 100% in-line measurement for reduction of process variation; 2) Laser-based, non-contact systems that guide robots in a variety of automated assembly applications; 3) Laser-based, non-contact 3-D scanning systems that eliminate costly and complex mechanical devices, and; 4) Technology products and software for the Coordinate Measurement Machine (CMM), portable CMM, wheel alignment, reverse engineering, digitizing, inspection and forest products industry. The Company services multiple markets, with the largest being the automotive industry. The Company’s primary operations are in North America, Europe and Asia.
The Company’s current principal products are based upon proprietary three-dimensional image processing and AutoSolve™ feature extraction software algorithms combined with the TriCam® three-dimensional object imaging technology. TriCam® technology uses structured laser light triangulation techniques to obtain accurate three-dimensional measurements.
The Company has recently introduced a new line of electronic inspection products. The new line is currently being sold to an original equipment manufacturer (“OEM”) and distributed through its wholesale and retail distribution networks targeting both the professional tradesmen and the do-it-yourself homeowner. The products leverage the Company’s strong technical expertise in electronics, optics, and image processing.
The Company was incorporated in Michigan in 1981 and is headquartered at 47827 Halyard Drive, Plymouth, Michigan 48170-2461, (734) 414-6100. The Company also has operations in Munich, Germany; Voisins le Bretonneux, France; Barcelona, Spain; Sao Paulo, Brazil; Tokyo, Japan; Shanghai, China and Singapore.
Markets
The Company services multiple markets, with the largest being the automotive industry. The Company has product offerings encompassing virtually the entire automobile manufacturing process, including product development, manufacturing process development and implementation, stamping and fabrication, body shop, paint shop, trim, chassis and final assembly. The Company also believes there are applications for its three-dimensional measurement systems in other industrial and commercial applications. The foregoing statement is a “forward-looking statement” within the meaning of the Securities Exchange Act of 1934, as amended (“Exchange Act”). See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Safe Harbor Statement” and Item 1A, “Risk Factors”, for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statement.
The Company has recently announced the introduction of a new line of electronic inspection products. The first product in this line is being sold to an OEM and distributed through wholesale and retail distribution networks targeting the professional tradesmen and the do-it-yourself homeowner.
Products and Applications
Automated Systems
AutoGauge®: These systems are used in the assembly and fabrication plants of many of the world’s leading auto manufacturers and their suppliers to contain, correct and control the quality of body structures. AutoGauge® systems are placed directly in the manufacturing line to automatically measure critical dimensional characteristics of automotive vehicles, sub-assemblies and parts using non-contact, laser triangulation sensors.
AutoGauge® has the ability to provide hybrid systems containing both fixed-mounted sensors and robot-mounted sensors. This ability provides automotive manufacturers with the flexibility to measure multiple vehicle styles or part types on a single manufacturing line while maintaining their high-speed production rates.

AutoFit®: These systems are used in automotive manufacturing plants to contain, correct and control the fit of exterior body panels. The system automatically measures, records and displays the gap and flushness of parts most visible to the automobile consumer such as gaps between front and rear doors, hoods and fenders, and decklids and rear quarter panels. The TriCam® laser triangulation sensor has been enhanced to enable gap and flushness to be measured in several parts of the manufacturing process: in the body shop during assembly of non-painted vehicles, and in the final assembly area after the vehicle has been painted. AutoFit® has the ability to measure vehicles while in motion along the assembly line or in a stationary position.
AutoScan®: These systems provide a fast, non-contact method of gathering data for the analysis of the surface contour of a part or product such as automotive closure panels including doors, decklids, and hoods. These systems use a robot mounted Contour Tricam® sensor specifically designed to “scan” a part as the robot moves throughout its path. The AutoScan® system measures and collects the “point cloud data” required for contour analysis and dimensional feature extraction. This allows the part’s shape to be automatically scanned and compared to a computer-generated design.
AutoGuide®: These robot guidance systems were developed in response to the increasing use of robots for flexible, automated assembly applications. These systems utilize Perceptron sensors and measurement technology to improve the accuracy of robotic assembly operations. AutoGuide® systems calculate the difference between theoretical and actual relationships of a robot and the part being assembled and send compensation data, in six axes, to the robot. Robotic applications supported by AutoGuide® include windshield insertion, roof loading, hinge mounting, door attachment, sealant application and many others.
Value Added Services
The Company provides additional services including: training, field service, launch support services, consulting services, maintenance agreements, repairs, and software tools.
Technology Products
ScanWorks ® : The Company provides ScanWorks® products to a variety of markets through third party original equipment manufacturers (“OEMs”), system integrators and value-added resellers (“VARs”). These products target the digitizing, reverse engineering, and inspection markets.
ScanWorks® is a hardware/software component set that allows customers to add digitizing capabilities to their machines or systems. The use of the ScanWorks® software and the Contour Probe® sensor enables users to collect, display, manipulate and export large sets of “point cloud data” from portable CMMs.
ToolKit is a software solution enabler used by CMM manufacturers, system integrators and application software developers. It enables the integration of Perceptron’s laser-based scanning technology into their proprietary systems.
Non-Contact Wheel Alignment Components (NCA): NCA components include WheelWorks® software and sensors based upon the TriCam® design. These technology components offer a fast, accurate, non-contact method of measuring wheel position for use in automated or manual wheel alignment machines in automotive assembly plants. The Company supplies NCA components to multiple wheel alignment machine OEMs in Europe, Asia and North America.
Forest Products: Under the terms of a Sensor Supply and Manufacturing License Agreement between the Company and U.S. Natural Resources, Inc., (USNR), (“Sensor Supply Agreement”), the Company manufactures and supplies TriCam® sensors to USNR for use in various optimizing applications.
Commercial Products: The Company has recently introduced a new line of electronic inspection products. The products leverage the Company’s strong technical expertise in electronics, optics, and image processing. The first product in this line is sold to Ridge Tool Company pursuant to a long-term supply agreement. The product is sold by Ridge Tool through distribution channels in the United States, Canada, Europe and Asia. The product is marketed by Ridge Tool under the product name SeeSnake® micro™ to both the professional tradesmen and the do-it-yourself homeowner. The SeeSnake® micro is an optical technology tool that allows its user to see in unreachable places, via a liquid crystal display screen on a hand held unit. It is used to detect and diagnose problems a tradesperson or homeowner may have beneath, behind, or in-between places that cannot otherwise be seen — such as around machinery, inside pipes, behind walls, inside ductwork, etc. Attachments also allow the user to retrieve loose objects via a hook or magnet. Details of the current product are available at the RIDGID® website, www.ridgid.com. The information found on the website is not part of this or any report the Company files with, or furnishes to, the SEC. The Company has follow on products planned which it expects to introduce in fiscal 2008 and beyond. The foregoing statements are “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, as amended. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Safe Harbor Statement” and Item 1A, “Risk Factors” for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

For information regarding net sales, operating income and net assets of the Company’s two business segments, Automated Systems and Technology Products, see Note 11 to the Consolidated Financial Statements “Segment and Geographic Information.”
Sales and Marketing
The Company markets its products directly to end users, and through manufacturing line builders, system integrators, VARs and OEMs.
The Company’s direct sales efforts are led by account managers who develop a close consultative selling relationship with the Company’s customers. The Company also provides Technology Products to selected system integrators, OEMs and VARs that integrate the Company’s products into their own systems and products for sales to end user customers.
The Company has two segments, its Automated Systems Segment and its Technology Products Segment.
The Company either sells its Automated Systems Products directly or through manufacturing line builders, system integrators or OEMs. The Company’s principal customers for its Automated Systems products have historically been automotive companies. The Company’s Automated Systems products are typically purchased for installation in connection with new model retooling programs undertaken by these companies. As sales are dependent on the timing of customers’ re-tooling programs, sales by customer vary significantly from year to year, as do the Company’s largest customers. For the fiscal year ended June 30, 2007, approximately 31% of total net sales were derived from the Company’s four largest automotive customers (Volkswagen, General Motors, DaimlerChrysler and BMW). The Company also sells to manufacturing line builders, system integrators and OEMs, who in turn sell to these same automotive companies. For the fiscal year ended June 30, 2007, approximately 12% of net sales were to manufacturing line builders, system integrators and OEMs for the benefit of the same four automotive companies. For the fiscal year ended June 30, 2006 approximately 38% of total net sales were derived from the Company’s four largest automotive customers (General Motors, Volkswagen, BMW and Peugeot Citroen). For the fiscal year ended June 30, 2005, approximately 40%, of total net sales were derived from the Company’s four largest automotive customers (General Motors, DaimlerChrysler, Volkswagen and Ford). For the fiscal years ended June 30, 2006 and 2005, approximately 9% and 13%, respectively, of net sales, were to system integrators and OEMs for the benefit of the same four largest customers. These numbers reflect consolidations that have occurred within the Company’s four largest automotive customers. During the fiscal year ended June 30, 2007, sales to Volkswagen and General Motors were 13.2% and 11.7%, respectively, of the Company’s total net sales. At June 30, 2007, accounts receivable from Volkswagen and General Motors totaled approximately $2.5 million and $1.4 million respectively.
The Company sells its Technology Products to a variety of markets through OEMs, system integrators and VARs. These Technology Products target the digitizing, reverse engineering and inspection markets. The Company’s commercial products will be distributed through third party OEMs with marketing knowledge and distribution channels in the wholesale and retail market. The Company’s commercial products are currently sold to Ridge Tool for distribution through Ridge Tool and its customers’ wholesale and retail distribution networks. During the fiscal year ended June 30, 2007, sales to Ridge Tool were 11.3% of the Company’s total net sales. At June 30, 2007, accounts receivable from Ridge Tool totaled approximately $4.9 million.
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
Manufacturing and Suppliers
The Company’s manufacturing operations consist primarily of final assembly, testing and integration of the Company’s software with individual components such as printed circuit boards manufactured by third parties according to the Company’s designs. The Company believes a low level of vertical integration gives it significant manufacturing flexibility and minimizes total product costs.
The Company purchases a number of component parts and assemblies from single source suppliers. With respect to most of its components, the Company believes that alternate suppliers are readily available. The Company’s commercial products currently are manufactured for the Company by a single subcontractor located in China. Component supply shortages in certain industries, including the electronics industry, have occurred in the past and are possible in the future due to imbalances in supply and demand. Significant delays or interruptions in the delivery of components, assemblies or products by suppliers, or difficulties or delays in shifting manufacturing capacity to new suppliers, could have a material adverse effect on the Company.

International Operations
Europe: The Company’s European operations contributed approximately 43%, 33%, and 36%, of the Company’s net sales during the fiscal years ended June 30, 2007, 2006 and 2005, respectively. The Company’s wholly-owned subsidiary, Perceptron Europe B.V. (“Perceptron B.V.”), formed in The Netherlands, holds a 100% equity interest in Perceptron (Europe) GmbH (“Perceptron GmbH”). Perceptron GmbH is located in Munich, Germany and is the operational headquarters for the European market. Perceptron GmbH holds a 100% interest in Perceptron E.U.R.L. located in Voisins le Bretonneux, France and a 100% interest in Perceptron Iberica SL located in Barcelona, Spain. At June 30, 2007, the Company employed 56 people in its European operations.
Asia: The Company operates direct sales, application and support offices in Tokyo, Japan and Singapore to service customers in Asia. In fiscal 2008, the Company opened a direct sales, application and support office in Shanghai, China.
South America: The Company has a direct sales, application and support office in Sao Paulo, Brazil to service customers in South America.
The Company’s foreign operations are subject to certain risks typically encountered in such operations, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic and local policies of foreign governments, and the laws and policies of the U.S. and local governments affecting foreign trade and investment. For information regarding net sales and identifiable assets of the Company’s foreign operations, see Note 11 to the Consolidated Financial Statements, “Segment and Geographic Information”.
Competition
The Company believes that its Automated Systems products provide the best and most complete solutions to its customers in terms of system capabilities and support, at a competitive price for the value provided, which it believes are the principal competitive factors. The principal competitive factors for the Company’s Technology Products are a competitive price for the level of functionality and reliability provided. The Company believes its Technology Products are well focused technologically and ergonomically toward the targeted end user’s requirements. There are a number of companies that sell similar and/or alternative technologies, methods and products into the same markets and regions as the Company.
The Company believes that there may be other entities, some of which may be substantially larger and have substantially greater resources than the Company, which may be engaged in the development of technology and products, that could prove to be competitive with those of the Company. In addition, the Company believes that certain existing and potential customers may be capable of internally developing their own technology. There can be no assurance that the Company will be able to successfully compete with any such entities, or that any competitive pressures will not result in price erosion or other factors, which will adversely affect the Company’s financial performance.
Backlog
As of June 30, 2007, the Company had a backlog of $23.0 million, compared to $18.8 million at June 30, 2006. Most of the backlog is subject to cancellation by the customer. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in its backlog by June 30, 2008.
Research and Development
The Company has multiple development initiatives focused on new products to: increase market share penetration in existing markets; expand into new and adjacent markets; and to diversify into new, non-adjacent markets. The Company also has multiple development initiatives focused on the continuous improvement of our existing products and systems to: reduce material and installation costs; enhance performance; add new features and functionality; and to incorporate appropriate new technologies as they emerge.
The Company’s research, development and engineering activities are currently focused on: high-accuracy, laser-based dimensional sensors; high-accuracy, high-throughput scanning sensors; complex feature recognition algorithms; specialized three-dimensional metrology software; manufacturing process display and analysis software; control system and robotic interface software; related cell and system hardware; and new Technology Product segment initiatives that utilize many of the Company’s core competencies to address specific customer needs, such as software interfaces, cell designs and system hardware. As of June 30, 2007, 49 persons employed by the Company were focused primarily on research, development and engineering.
For the fiscal years ended June 30, 2007, 2006 and 2005, the Company’s research, development and engineering expenses were $7.9 million, $7.8 million and $7.2 million, respectively.

Patents, Trade Secrets and Confidentiality Agreements
As of June 30, 2007, the Company has been granted 26 U.S. patents and has pending 11 U.S. patent applications, which relate to various products and processes manufactured, used, and/or sold by the Company, including 10 patents and patent applications relating to its Technology Products. The Company also has been granted 16 foreign patents in Canada, Europe and Japan and has 17 patent applications pending in foreign locations, including 6 patents and patent applications relating to its Technology Products. The U.S. patents expire from 2008 through 2025 and the Company’s existing foreign patent rights expire from 2007 through 2027. In addition, the Company holds perpetual licenses to more than 35 other U.S. patents including rights to practice 6 patents for non-forest product related applications that were assigned to USNR in conjunction with the sale of the Forest Products business unit in 2002. The expiration dates for these licensed patents range from 2007 to 2020.
The Company has registered, and continues to register, various trade names and trademarks including Perceptron®, AutoGauge®, IPNet®, AutoFit®, AutoGuide®, AutoScan®, AutoSolve®, Contour Probe®, ScanWorks®, TriCam®, WheelWorks®, Visual Fixturing® and LASAR®, among others, which are used in connection with the conduct of its business.
Perceptron’s products include hardware (camera, lens, etc.) for scanning an image and imbedded software (extraction software algorithms) to convey the results of the scan to the customer. The hardware and software operate and are sold as one product. Perceptron generally does not market its software algorithms as a separate item distinct from the scanning product. The Company’s software products are copyrighted and generally licensed to customers pursuant to license agreements that restrict the use of the products to the customer’s own internal purposes on designated Perceptron equipment. The licensing language conveys the proprietary nature of the Company’s product.
The Company also uses non-disclosure agreements with employees, consultants and other parties.
There can be no assurance that any of the above measures will be adequate to protect the Company’s intellectual property or other proprietary rights. Effective patent, trademark, copyright and trade secret protection may be unavailable in certain foreign countries.
The Company has been informed that certain of its customers have received allegations of possible patent infringement involving processes and methods used in the Company’s products. Certain of these customers, including customers who were parties to patent infringement suits relating to this matter, have settled such claims. Management believes that the processes used in the Company’s products were independently developed without utilizing any previously patented process or technology. Because of the uncertainty surrounding the nature of any possible infringement and the validity of any such claim or any possible customer claim for indemnity relating to claims against the Company’s customers, it is not possible to estimate the ultimate effect, if any, of this matter on the Company’s financial statements.
The Company has licensed certain of the Company’s patents relating to non-contact wheel alignment systems to another company on a non-exclusive basis. In August 2003, the Company ceased the manufacture of LASAR® sensors and, as required by the terms of the Sensor Supply Agreement, the Company granted a non-exclusive, perpetual worldwide license to USNR to manufacture LASAR® sensors primarily intended for sale to operators of wood processing facilities (e.g., sawmills, planer mills, panel mills, etc.).
Employees
As of June 30, 2007, the Company employed 231 persons. None of the employees is covered by a collective bargaining agreement and the Company believes its relations with its employees to be good.
Available Information
The Company’s Internet address is www.perceptron.com. There the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, filed or furnished after the date of this Form 10-K, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). These reports can be accessed through the Company section of the website. The information found on the Company’s website is not part of this or any report the Company files with, or furnishes to, the SEC.

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
New vehicle tooling programs are the most important selling opportunity for our automotive related sales. The number and timing of new vehicle tooling programs can be influenced by a number of economic factors. Our customers only launch a limited number of new car programs in any given year because of the time and financial resources required. From a macro perspective we continue to assess the global economy and its likely effect on our automotive customers and markets served. We continue to view the automotive industry’s focus on introducing new vehicles more frequently to satisfy their customers’ changing requirements, as well as their continuing focus on improved quality, as positive indicators for new business. However, because of periodic economic downturns experienced by our customers, our customers could determine to reduce their number of new car programs. We are experiencing continued pricing pressures from our customers, particularly our automotive customers. These pricing pressures could adversely affect the margins we realize on the sale of our products and, ultimately, our profitability.
Our future success is dependent upon our ability to implement our long-term growth strategy.
We realize that we are vulnerable to fluctuations in the global automotive industry. Our future success is dependent upon our ability to implement our long-term strategy to expand our customer base in our automotive markets and to expand into new markets. Currently, we are focusing on the successful introduction of our two newly released Automated Systems products, AutoFit® and AutoScan®, which are designed to expand our product offerings in our worldwide automotive markets, and the continued development of enhanced versions of our ScanWorks® product line for sale within and outside the automotive markets. We have also initiated plans to achieve sales growth in largely untapped geographic sales areas, including automotive markets in Asia and Eastern Europe and the expansion of our business with current customers in Japan. We also continue to explore opportunities for expansion into non-automotive markets. However, there are a number of uncertainties involved in our long-term strategy over which we have no or limited control, including:
•	The quality and cost of competitive products already in existence or developed in the future.

•	The level of interest existing and potential new customers may have in our existing and new products and technologies.

•	Our ability to resolve technical issues inherent in the development of new products and technologies.

•	Our ability to identify and satisfy market needs.

•	Our ability to identify satisfactory distribution networks.

•	General product development and commercialization difficulties.

•	Rapid or unexpected technological changes.

•	General product demand and market acceptance risks.

•	Our ability to successfully compete with alternative and similar technologies.

•	Our ability to attract the appropriate personnel to effectively represent, install and service our products.

•	The effect of economic conditions.
Even if we are able to expand our customer base and markets, the new revenues we derive may not offset declines in revenues from our current products, especially our AutoGauge® products. We also may not be able to generate profits from these new customers or markets at the same level as we generate from our current business. There can be no assurance that we will be able to expand our customer base and markets or successfully execute our strategies in a fashion to maintain or increase our revenues and profits.

We have recently introduced a new line of products for sale in a new market. We could experience unanticipated difficulties in bringing these products to market that would adversely affect our financial results of operation and divert the attention of our management.
The Company has a long term supply agreement for the sale of a new line of electronic inspection products for wholesale and retail distribution that are manufactured in China through a single subcontractor. As a result, we could experience unforeseen difficulties including:
•	Product quality problems and costs to correct those problems resulting from design or manufacturing defects.

•	Warranty claims at greater levels than anticipated.

•	Product orders at significantly greater volumes than our subcontractor’s current manufacturing capabilities.

•	The speed at which competitors’ products may be brought to market.

•	The need and cost to revise our product offerings to respond to competitors’ product introductions or unanticipated consumer preferences or negative reactions to our products.
Handling such unforeseen difficulties could require significant management time and could adversely affect our operating results.
A significant percentage of our revenues are derived from a small number of customers concentrated in the automotive industry, so that the loss of any one of these customers could result in a reduction in our revenues and profits.
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
Our new electronic inspection product, SeeSnake® micro™, is sold exclusively to Ridge Tool pursuant to a long-term supply agreement that requires Ridge Tool to purchase certain minimum levels of product to maintain exclusivity. We anticipate Ridge Tool’s purchases to be substantially in excess of the minimum levels. If Ridge Tool purchased just sufficient products to maintain exclusivity, the Company’s revenue from the product would be substantially less than anticipated. If Ridge Tool ceases to buy these products altogether, we would have to find alternative wholesale purchasers or distributors for this product, which could substantially reduce, at least in the short-term, the revenues and profits anticipated to be derived by us from this product.
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
There also is a possibility that we may not be able to keep pace with our competitors’ products. In that case, our competitors may make technological improvements to their products that make them more desirable than our products.
Our near-term focus for growth has been on the successful introduction of our newly introduced commercial product, additional commercial products to be introduced, our two newly released Automated Systems products, AutoFit® and AutoScan®, which are designed to expand our product offerings in our worldwide automotive markets, and the continued development of enhanced versions of our ScanWorks® and AutoGauge® product lines.
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
We are dependent on proprietary technology. If our competitors develop competing products that do not violate our intellectual property rights or successfully challenge those rights, our revenues and profits may be adversely affected.
Our products contain features that are protected by patents, trademarks, trade secrets, copyrights, and contractual rights.
Despite these protections, there is still a chance that competitors may use these protected features in their products as a result of our inability to keep our trade secrets confidential, or in violation of our intellectual property rights or following a successful challenge to those rights. The prosecution of infringement claims against third parties and the defense of legal actions challenging our intellectual property rights could be costly and require significant attention from management. Because of the small size of our management team, this could result in the diversion of management’s attention from day-to-day operations.
There also is a chance that competitors may develop technology that performs the same functions as our products without infringing upon our exclusive rights. It is possible that competitors may “reverse engineer” those features of our products that are not protected by patents, trademarks and trade secrets. If a competitor is able to “reverse engineer” an unprotected feature successfully, the competitor may gain an understanding of how the feature works and introduce similar products to compete with our products.
Because our new retail electronic inspection products will be manufactured in China, we are at risk of competitors misappropriating our intellectual property included in those products or reverse engineering those products. As a result, we may have a more limited ability, and significantly greater costs, to enforce our intellectual property rights in those products. Constant technological improvement of those products will be particularly important to keep the products competitive in their markets.
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
The defense of patent infringement litigation could be costly and require significant attention from management. Because of the small size of our management team, this could result in the diversion of management’s attention from day-to-day operations.
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
Our success depends in large part upon the continued service of our executives and key employees, including those in engineering, technical, sales and marketing positions, as well as our ability to attract additional such employees in the future. At times and in certain geographic markets, competition for the type of highly skilled employees we require can be significant. The loss of key personnel or the inability to attract new qualified key employees could adversely affect our ability to implement our long-term growth strategy and have a material adverse effect on our business.
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
There is also no assurance that we will be able to effectively integrate businesses that we may acquire due to the significant challenges in consolidating functions and integrating procedures, personnel, product lines, technologies and operations in a timely and efficient manner. The integration process may require significant attention from management and devotion of resources. Because of the small size of our management team, this could result in the diversion of management’s attention from day to day operations and impair our relationships with current employees and customers.
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
Our foreign operations are subject to risks customarily encountered in such foreign operations. For instance, we may encounter fluctuations in foreign currency exchange rates, differences in the level of protection available for our intellectual property, the impact of differences in language and local business and social customs on our ability to market and sell our products in these markets and transportation delays from our Chinese subcontractor. In addition, we may be affected by U.S. laws and policies that impact foreign trade and investment. Finally, we may be adversely affected by laws and policies imposed by foreign governments in the countries where we have business operations or sell our products. These laws and policies vary from jurisdiction to jurisdiction.
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

The trading price of our stock has been volatile.
     The following factors may affect the market price of our Common Stock, which can vary widely over time:
•	announcements of new commercial products by us;

•	announcements of new commercial products by our competitors;

•	variations in our operating results;

•	market conditions in the electronic and sensing industry;

•	market conditions and stock prices in general; and

•	the volume of our Common Stock traded.
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
Under our articles of incorporation, as permitted under the Michigan Business Corporation Act, members of our Board of Directors are not liable for monetary damages for any negligent or grossly negligent action that the director takes, or for any negligent or grossly negligent failure of a director to take any action. However, a director will remain liable for:
•	intentionally inflicting harm on Perceptron or its shareholders;

•	distributions that the director makes in violation of the Michigan Business Corporation Act; and

•	intentional criminal acts that the director commits.
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
Our by-laws require us to indemnify our officers and directors. We may be required to pay judgments, fines, and expenses incurred by an officer or director, including reasonable attorneys’ fees, as a result of actions or proceedings in which such officers or directors are involved by reason of being or having been an officer or director of Perceptron. Funds paid in satisfaction of judgments, fines and expenses would reduce our profits and may be funds we need for the operation of our business and the development of products. This could cause our stock price to drop.
Our profits will be reduced as a result of our compliance with new SEC rules relating to our internal controls over financial reporting.
Beginning with our annual report on Form 10-K for the fiscal year ending June 30, 2008, we expect we will be required by SEC rules to include a report of management on Perceptron’s internal control over financial reporting in our annual reports. In addition, our independent registered public accounting firm auditing our financial statements will be required to provide an attestation report on our internal controls.
We will expend significant resources in developing the necessary documentation and testing procedures required by these new rules, which could adversely affect our profitability.

If management is not able to provide a positive report on our internal controls over financial reporting, and our independent registered public accounting firm is not able to provide an unqualified opinion regarding our internal controls, shareholders and others may lose confidence in our financial statements, which could cause our stock price to drop.
Because of our relatively small size, we have a limited number of personnel in our finance department to handle their existing responsibilities, as well as compliance with the SEC’s new rules relating to our internal controls over financial reporting.
Accordingly, there can be no positive assurance that management will provide a positive report on our internal controls or that we will receive an unqualified opinion from our independent registered public accounting firm regarding our internal controls. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements. This could cause our stock price to drop.
If the subcontractors we rely on for component parts or products delay deliveries or fail to deliver parts or products meeting our requirements, we may not be able to deliver products to our customers in a timely fashion and our revenues and profits could be reduced.
We rely on subcontractors for certain components of our products, including outside subcontracting assembly houses to produce the circuit boards that we use in our products. Our new electronic inspection product is manufactured by a single subcontractor located in China. As a result, we have limited control over the quality and the delivery schedules of components or products purchased from third parties. In addition, we purchase a number of component parts from single source suppliers. If our supplies of component parts or products meeting our requirements are significantly delayed or interrupted, we may not be able to deliver products to our customers in a timely fashion. This could result in a reduction in revenues and profits for these periods. It is also possible, if our delay in delivering products to our customer is too long, the customer could cancel its order, resulting in a permanent loss of revenue and profit from that sale. From time to time, we have experienced significant delays in the receipt of certain components, most recently for our ScanWorks® systems.
Finally, although we believe that alternative suppliers are available, difficulties or delays may arise if we shift manufacturing capacity to new suppliers.
The Board of Directors has the right to issue up to 1,000,000 shares of preferred stock without further action by shareholders. The issuance of those shares could cause the market price of our Common Stock to drop significantly and could be used to prevent or frustrate shareholders’ attempts to replace or remove current management.
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
Our common stock rights plan could be used to discourage hostile tender offers.
We maintain a common stock rights plan. Under the plan, if any person acquires 15% or more of our outstanding Common Stock, our shareholders, other than the acquirer, will have the right to purchase shares of our Common Stock at half their market price. The common stock rights plan discourages potential acquirers from initiating tender offers for our Common Stock without the approval of the Board of Directors. This may be beneficial to our management or Board of Directors in a hostile tender offer or other takeover attempt and may have an adverse impact on shareholders who may want to participate in the tender offer or who favor the takeover attempt.

ITEM 1B: UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2: PROPERTIES
Perceptron’s principal domestic facilities consist of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company. In addition, the Company leases a 1,500 square meter facility in Munich, Germany and leases office space in Voisins le Bretonneux, France; Sao Paulo, Brazil; Tokyo, Japan; and Singapore. In fiscal 2008, the Company leased office space in Shanghai China. The Company believes that its current facilities are sufficient to accommodate its requirements through fiscal year 2008.
ITEM 3: LEGAL PROCEEDINGS
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $6.3 million using a June 30, 2007 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS’ claims.
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Litigation and Other Contingencies” for a discussion of the Company’s accounting policies regarding legal proceedings and other contingencies.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II
ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Perceptron’s Common Stock is traded on The NASDAQ Stock Market’s National Market under the symbol “PRCP”. The following table shows the reported high and low sales prices of Perceptron’s Common Stock for fiscal 2007 and 2006:

	Prices
	Low	High
Fiscal 2007
Quarter through September 30, 2006	$7.35	$9.00
Quarter through December 31, 2006	$7.87	$9.44
Quarter through March 31, 2007	$8.12	$10.04
Quarter through June 30, 2007	$8.15	$10.08

Fiscal 2006
Quarter through September 30, 2005	$6.00	$7.28
Quarter through December 31, 2005	$6.29	$7.63
Quarter through March 31, 2006	$6.63	$8.73
Quarter through June 30, 2006	$7.11	$8.80
No cash dividends or distribution on Perceptron’s Common Stock have been paid in the past and it is not anticipated that any will be paid in the foreseeable future. In addition, the payment of cash dividends or other distributions is prohibited under the terms of Perceptron’s revolving credit agreement with its bank. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, for a discussion of other restrictions on the payment of dividends.
The approximate number of shareholders of record on September 20, 2007, was 191.
The information pertaining to the securities the Company has authorized for issuance under equity plans is hereby incorporated by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information”. For more information about the Company’s equity compensation plans, see Note 9 of Notes to the Consolidated Financial Statements, “Stock Incentive Plans”, included in Item 8 of this report.
STOCK PRICE PERFORMANCE GRAPH
Set forth below is a graph comparing the cumulative total shareholder return on the Common Stock from June 30, 2002 through June 30, 2007 with an index consisting of returns from a peer group of companies, consisting of Cognex Corp., Cyberoptics Corporation, Integral Vision, Inc. PPT Vision, Inc. and Robotic Vision Systems, Inc. (the “Peer Group Index”) and The Nasdaq Stock Market (U.S.) Index (the “Nasdaq Composite Index”). The returns of each company in the Peer Group Index have been weighted according to their respective stock market capitalization. The graph assumes that the value of the investment in the Company’s Common Stock, the Peer Group Index and the Nasdaq Composite Index was $100 on June 30, 2002 and that all dividends were reinvested.

	CUMULATIVE TOTAL RETURN
	6/30/02	6/30/03	6/30/04	6/30/05	6/30/06	6/30/07
Perceptron, Inc.	100	387	459	438	521	638
Nasdaq Stock Market (US)	100	110	139	142	156	191
Peer Group	100	104	193	126	125	110
The graph displayed above is presented in accordance with applicable legal requirements. Shareholders are cautioned against drawing any conclusions from the data contained in the graph, as past results are not necessarily indicative of future performance. The graph in no way reflects the Company’s forecast of future financial performance.

ITEM 6: SELECTED FINANCIAL DATA
The selected statement of operations and balance sheet data presented below are derived from the Company’s consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.
PERCEPTRON, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Fiscal Years Ended
	June 30,
	2007	2006	2005	2004	2003
Statement of Operations Data: [1]

Net sales	$62,252	$57,875	$54,892	$53,393	$54,679
Gross profit	27,000	27,287	25,907	25,100	27,534
Operating income	1,853	4,368	4,695	5,630	8,548
Income before income taxes	2,746	4,927	5,186	6,653	6,124
Net income	1,459	3,239	3,282	3,987	3,582

Earnings per share:
Basic	0.18	0.38	0.37	0.46	0.43
Diluted	0.17	0.35	0.35	0.43	0.42

Weighted average common shares outstanding:
Basic	8,114	8,582	8,766	8,593	8,284
Diluted	8,761	9,200	9,437	9,327	8,622

	As of June 30,
	2007	2006	2005	2004	2003
Balance Sheet Data:

Working capital	$42,364	$42,652	$41,100	$36,777	$30,405
Total assets	65,456	62,395	63,390	62,924	59,414
Shareholders’ equity	53,805	54,230	53,922	50,360	44,945

[1]	No cash dividends have been declared or paid during the periods presented.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT
We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to fiscal 2008 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released and from our plans to make important new investments, largely for personnel, for newly introduced products and geographic growth opportunities in the U.S., Europe, Eastern Europe, Asia, the timing of the introduction of new products, our ability to fund our fiscal year 2008 cash flow requirements and customers’ current and future interest in our Value Added Services. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A — Risk Factors” in this report. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s products have shorter lead times than other components and are required later in the process, orders for the Company’s products tend to be given later in the integration process. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products and expand into new geographic markets. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.
Overview
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and markets non-contact metrology solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement and inspection applications. Perceptron’s product offerings are designed to improve quality, increase productivity and decrease costs in manufacturing and product development. Perceptron also produces innovative technology solutions for scanning and inspection, serving industrial, trade and consumer applications. The solutions offered by the Company are divided into three groups: 1) The Automated Systems Group made up of AutoGauge®, AutoFit®, AutoScan®, and AutoGuide® products; 2) The Technology Products Group made up of ScanWorks®, Non-Contact Wheel Alignment (“WheelWorks®”), TriCam® sensors for the forest products industry and commercial products; and 3) The Value Added Services Group offering consulting, training and non-warranty support services. The Company services multiple markets, with the largest being the automotive industry. The Company’s primary operations are in North America, Europe and Asia.
In the quarter ended March 31, 2007 the Company launched its first commercial product, the SeeSnake® micro, designed to be used by professional tradespersons as well as individual homeowners. The SeeSnake® micro is an optical technology tool that allows its user to see in unreachable places, via a liquid crystal display screen on a hand held unit. It is used to detect and diagnose problems a tradesperson or homeowner may have beneath, behind, or in-between places that cannot otherwise be seen — such as around machinery, inside pipes, behind walls, inside ductwork, etc. Attachments also allow the user to retrieve objects via a hook or magnet. The product is sold to Ridge Tool pursuant to a long-term supply agreement, which requires Ridge Tool to purchase certain minimum levels of product to maintain exclusivity. The Company expects to introduce additional electronic inspection products in fiscal 2008 and future years.
The Company continues to be in a strong financial position as of June 30, 2007 with no debt and approximately $17.2 million of cash. During fiscal 2007, the Company completed the stock buyback programs approved by the Board of Directors in September 2005 and August 2006 by purchasing $5.2 million of its common stock.
For the full fiscal year 2007, the Company’s sales were principally derived from the sale of products for use in the automotive industry. In the fourth quarter, however, sales of the Company’s commercial product, the SeeSnake® micro, became an important part of the Company’s total sales.
New vehicle tooling programs represent the most important selling opportunity for the Company’s automotive related sales. The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans and is also influenced by the state of the economy. From a macro perspective, the Company continues to assess the global economy and its likely effect on the Company’s automotive customers and markets served.
The Company is continuing its efforts to expand its opportunities outside the automotive industry, principally through new commercial product development efforts in its Technology Products Segment. The Company expects sales from its Technology Products Segment, in large part due to anticipated growth in commercial products, to become a greater percentage of overall revenue in fiscal 2008.
The Company’s European operations had increased sales in fiscal 2007. The increase principally occurred in the second half of fiscal 2007 and helped offset the weakness in the domestic North American automotive market. During the fourth quarter of fiscal 2007, the Company took steps to reduce expenses in its automotive business by over $1.4 million annually. Cost reductions were targeted that will not impact the Company’s growth plans.
During fiscal 2007 the Company, continued to invest in the Asian automotive market by adding personnel in its offices in Singapore, Japan and China. In addition, the Company is in the process of adding the ability to demonstrate its Automated Systems in three separate locations throughout China. One demonstration system will be at the Autobody Manufacturing Technology Center of China’s prestigious Jiaotong University. The second will be located in the technical center of a company we are working with in Qingdao, China. The third will be in Perceptron’s own technical support office in Shanghai. The Company continues to believe that the potential for sales growth in Japan, Korea, and China is promising.
Results of Operations
Fiscal Year Ended June 30, 2007, Compared to Fiscal Year Ended June 30, 2006
Overview — The Company reported net income of $1.5 million or $0.17 per diluted share, for the fiscal year ended June 30, 2007 compared with net income of $3.2 million, or $0.35 per diluted share, for the fiscal year ended June 30, 2006. Specific line item results are described below.
Sales — Net sales of $62.3 million for fiscal 2007 were up $4.4 million, or 7.6%, compared with the same period one year ago. The following tables set forth comparison data for the Company’s net sales by product groups and geographic location.

Sales (by group)
(in millions)	2007		2006		Increase/(Decrease)
Automated Systems	$37.5	60.2%	$43.3	74.8%	$(5.8)	(13.4)%
Technology Products	20.0	32.1%	10.9	18.8%	9.1	83.5%
Value Added Services	4.8	7.7%	3.7	6.4%	1.1	29.7%

Totals	$62.3	100.0%	$57.9	100.0%	$4.4	7.6%

Sales (by location)
(in millions)	2007		2006		Increase/(Decrease)
Americas	$33.1	53.1%	$37.4	64.6%	$(4.3)	(11.5)%
Europe	26.8	43.0%	18.9	32.6%	7.9	41.8%
Asia	2.4	3.9%	1.6	2.8%	0.8	50.0%

Totals	$62.3	100.0%	$57.9	100.0%	$4.4	7.6%

The decrease in fiscal 2007 Automated Systems sales compared to fiscal 2006 was attributable to North America. The domestic North American auto manufacturers all suffered losses in their North American operations and were engaged in determining how to complete significant downsizing in their headquarters’ personnel, plant personnel, and plant operations. As a result of these restructuring efforts, and as programs were reassessed in response to demand for more fuel efficient models, customers delayed some of their tooling programs and purchases from the Company. As a result, Automated Systems sales in North America were significantly below fiscal 2006 levels. Automated Systems sales in Europe grew by 36% in fiscal 2007 over fiscal 2006, of which 9% related to the strength of the Euro relative to the U.S. dollar. Technology Products’ sales growth occurred in all three regions and in all of its product lines — ScanWorks®, WheelWorks®, TriCam® and commercial products. Most of the growth occurred in commercial products which had no sales in fiscal 2006. Value Added Services’ fiscal 2007 sales increased in all three geographic regions compared to fiscal 2006.
Bookings — Bookings represent new orders received from customers. During fiscal 2007 the Company had new order bookings of $66.4 million compared with new order bookings of $58.7 million during fiscal 2006. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by product groups and geographic location.

Bookings (by group)
(in millions)	2007		2006		Increase/(Decrease)
Automated Systems	$34.0	51.2%	$44.3	75.5%	$(10.3)	(23.3)%
Technology Products	27.8	41.9%	10.0	17.0%	17.8	178.0%
Value Added Services	4.6	6.9%	4.4	7.5%	0.2	4.5%

Totals	$66.4	100.0%	$58.7	100.0%	$7.7	13.1%

Bookings (by location)
(in millions)	2007		2006		Increase/(Decrease)
Americas	$41.3	62.2%	$36.5	62.2%	$4.8	13.2%
Europe	22.7	34.2%	20.7	35.3%	2.0	9.7%
Asia	2.4	3.6%	1.5	2.5%	0.9	60.0%

Totals	$66.4	100.0%	$58.7	100.0%	$7.7	13.1%

Bookings in Automated Systems were down due to the difficulties the domestic North American auto manufacturers experienced in fiscal 2007, as described above. The increase in Technology Products bookings occurred primarily in the commercial products line, with increases in WheelWorks® and ScanWorks® as well. North American bookings increased as a result of the increases in Technology Products, partially offset by a decline in Automated Systems due to the weak domestic automotive market.
Backlog — Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $23.0 million as of June 30, 2007 compared with $18.8 million as of June 30, 2006. The following tables set forth comparison data for the Company’s backlog by product groups and geographic location.

Backlog (by group)
(in millions)	2007		2006		Increase/(Decrease)
Automated Systems	$11.4	49.6%	$15.2	80.9%	$(3.8)	(25.0)%
Technology Products	9.8	42.6%	1.7	9.0%	8.1	476.5%
Value Added Services	1.8	7.8%	1.9	10.1%	(0.1)	(5.3)%

Totals	$23.0	100.0%	$18.8	100.0%	$4.2	22.3%

Backlog (by location)
(in millions)	2007		2006		Increase/(Decrease)
Americas	$16.4	71.3%	$8.1	43.1%	$8.3	102.5%
Europe	6.3	27.4%	10.4	55.3%	(4.1)	(39.4)%
Asia	0.3	1.3%	0.3	1.6%	0.0	0.0%

Totals	$23.0	100.0%	$18.8	100.0%	$4.2	22.3%

The increase in North American and Technology Products backlogs is primarily due to the commercial products line. The Company expects to be able to fill substantially all of the orders in backlog during the next twelve months. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer.
Gross Profit — Gross profit was $27.0 million, or 43.4% of sales, in the fiscal year ended June 30, 2007, as compared to $27.3 million, or 47.1% of sales, in the fiscal year ended June 30, 2006. Changes in product mix were the primary reason for the change in gross profit as a percent of sales. Commercial products represented the most significant element of the change in the product mix. Gross margin on commercial products was lower than other product lines within Technology Products due to higher manufacturing start-up costs. The Company does not expect commercial product margins to be significantly lower than other product lines within Technology Products in the future.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses during fiscal 2007 were $17.3 million, compared with $15.2 million during fiscal 2006. The increase was primarily due to: the investment of approximately $1.1 million in additional personnel and related expenses in Asia and in commercial products in order to grow the Asia market and new product line respectively; a $400,000 increase in European SG&A cost due to the strengthening of the Euro against the U.S. dollar; an increase of approximately $230,000 in the cost of outside professional fees for legal and audit services; a net increase of $321,000 in the provision for bad debt; and an approximately $275,000 increase in sales and promotion costs, primarily related to commercial products.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $7.9 million for the fiscal year ended June 30, 2007, compared with $7.8 million for fiscal 2006. The increase was primarily due to an increase in salary cost related to the addition of commercial product engineering personnel in fiscal 2007 and an increase in the cost of contract services that was partially offset by a reduction in the cost of engineering materials.
Interest Income, net — Net interest income was $958,000 in fiscal 2007, compared with $722,000 in fiscal 2006. The increase in interest income reflected cash balances invested in short term securities at higher average interest rates during fiscal 2007.
Foreign Currency Gain Loss — There was a net foreign currency loss of $84,000 in fiscal 2007 compared with a net foreign currency loss of $21,000 in fiscal 2006. The loss in both years was primarily due to the change in foreign exchange rates between the time that the Company’s foreign subsidiaries, principally in Europe and Japan, received material denominated in U.S. dollars and when funds were converted to pay for the material received.
Other Income and Expense — Other income was $19,000 in fiscal 2007, compared with other expense of $142,000 in fiscal 2006 which reflected the recognition of a $311,000 foreign currency translation adjustment related to closing Perceptron Canada, Inc. that was partially offset by the market value of $160,000 of stock received by the Company when a mutual life insurance company was demutualized.
Income Taxes — The effective income tax rate of 46.9% for fiscal 2007 compares to 34.3% in fiscal 2006. Income tax for fiscal 2006 included the recognition of a $725,000 tax benefit associated with reversing a valuation allowance related to net operating losses in North America, a $290,000 tax expense related to the repatriation of $6.3 million of unremitted earnings of certain of the Company’s European subsidiaries under the provisions of the American Jobs Creation Act of 2004, and income tax expense of $211,000 related to a tax audit of prior years in the Company’s German operations. The effective tax rate for fiscal 2006 excluding these items was 38.8%. In addition, the Company is not able to record a tax benefit for non-cash stock-based compensation expense related to incentive stock options and the Company’s Employee Stock Purchase Plan, which had the effect of increasing the effective tax rate in fiscal 2007 and 2006 by 4.0% and 2.0%, respectively. The balance of the change in the effective tax rate reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their respective tax rates. See Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”.
Outlook — The outlook for fiscal 2008 is positive. The Company expects strong growth in sales of its Technology Products, driven for the most part by growth in the commercial products line. Based on the backlog as of June 30, 2007 and new vehicle tooling programs being considered by customers in the Company’s North American and European automotive markets, the Company also expects modest growth in its Automotive products in fiscal 2008.
As a result of the foregoing, the Company expects both sales and net income levels for fiscal 2008 to be significantly higher than those of fiscal 2007, although the magnitude of the increase is difficult to project at this time.
Fiscal Year Ended June 30, 2006, Compared to Fiscal Year Ended June 30, 2005
Overview — The Company reported net income of $3.2 million or $0.35 per diluted share, for the fiscal year ended June 30, 2006 compared with net income of $3.3 million, or $0.35 per diluted share, for the fiscal year ended June 30, 2005. Specific line item results are described below.

Sales — Net sales of $57.9 million for fiscal 2006 were up $3.0 million, or 5.5%, compared with the same period one year ago. The following tables set forth comparison data for the Company’s net sales by product groups and geographic location.

Sales (by group)
(in millions)	2006		2005		Increase/(Decrease)
Automated Systems	$43.3	74.8%	$39.0	71.0%	$4.3	11.0%
Technology Products	10.9	18.8%	11.2	20.4%	(0.3)	(2.7)%
Value Added Services	3.7	6.4%	4.7	8.6%	(1.0)	(21.3)%

Totals	$57.9	100.0%	$54.9	100.0%	$3.0	5.5%

Sales (by location)
(in millions)	2006		2005		Increase/(Decrease)
Americas	$37.4	64.6%	$33.1	60.3%	$4.3	13.0%
Europe	18.9	32.6%	19.9	36.2%	(1.0)	(5.0)%
Asia	1.6	2.8%	1.9	3.5%	(0.3)	(15.8)%

Totals	$57.9	100.0%	$54.9	100.0%	$3.0	5.5%

The higher level of sales in North America was primarily due to increased sales of the Automated Systems product group and primarily reflected the number of new vehicle programs and associated tooling requirements of customers in this region. The sales decrease in Europe was impacted by a generally declining Euro that based on conversion rates in effect during fiscal 2006, generated sales that were approximately $0.7 million less than the comparable rates in fiscal 2005 would have yielded. Weak economic conditions in Europe also caused customers to delay capital appropriation decisions that resulted in sales for the Company’s European subsidiary to decline slightly compared to one year ago. The Company believes that the decline in sales of Value Added Services was a function of customer requirements and did not represent a trend of lower sales for this product group.
Bookings — Bookings represent new orders received from customers. The Company had new order bookings during fiscal 2006 of $58.7 million compared with new order bookings of $53.9 million during fiscal 2005. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by product groups and geographic location.

Bookings (by group)
(in millions)	2006		2005		Increase/(Decrease)
Automated Systems	$44.3	75.5%	$39.1	72.5%	$5.2	13.3%
Technology Products	10.0	17.0%	11.4	21.2%	(1.4)	(12.3)%
Value Added Services	4.4	7.5%	3.4	6.3%	1.0	29.4%

Totals	$58.7	100.0%	$53.9	100.0%	$4.8	8.9%

Bookings (by location)
(in millions)	2006		2005		Increase/(Decrease)
Americas	$36.5	62.2%	$30.6	56.8%	$5.9	19.3%
Europe	20.7	35.3%	21.6	40.1%	(0.9)	(4.2)%
Asia	1.5	2.5%	1.7	3.1%	(0.2)	(11.8)%

Totals	$58.7	100.0%	$53.9	100.0%	$4.8	8.9%

The Automated Systems product group benefited from the number of new vehicle programs and associated tooling requirements of customers in North America while weak economic conditions in Europe caused customers to delay capital appropriation decisions. The Company believes that the rate of new orders during the year primarily reflected the timing of customer requirements. This was also true for Technology Products, the only product group that experienced a reduction in the level of new order bookings compared to last year. There was no discernible change in Technology Component customers’ purchasing decisions during the year.

Backlog — Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $18.8 million as of June 30, 2006 compared with $18.0 million as of June 30, 2005. The following tables set forth comparison data for the Company’s backlog by product groups and geographic location.

Backlog (by group)
(in millions)	2006		2005		Increase/(Decrease)
Automated Systems	$15.2	80.9%	$14.0	77.8%	$1.2	8.6%
Technology Products	1.7	9.0%	2.7	15.0%	(1.0)	(37.0)%
Value Added Services	1.9	10.1%	1.3	7.2%	0.6	46.2%

Totals	$18.8	100.0%	$18.0	100.0%	$0.8	4.4%

Backlog (by location)
(in millions)	2006		2005		Increase/(Decrease)
Americas	$8.1	43.1%	$9.0	50.0%	$(0.9)	(10.0)%
Europe	10.4	55.3%	8.6	47.8%	1.8	20.9%
Asia	0.3	1.6%	0.4	2.2%	(0.1)	(25.0)%

Totals	$18.8	100.0%	$18.0	100.0%	$0.8	4.4%

The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer.
Gross Profit — Gross profit was $27.3 million, or 47.1% of sales, in the fiscal year ended June 30, 2006, as compared to $25.9 million, or 47.2% of sales, in the fiscal year ended June 30, 2005. The declining Euro through the first nine months of fiscal 2006 had the effect of reducing margins by approximately $400,000, or 0.7% of sales, in fiscal 2006 compared to fiscal 2005. Installation and manufacturing costs were 25.3% of sales this year compared to 26.6% of sales last year when unfavorable inventory adjustments were approximately $400,000 higher than in fiscal 2006. Product mix accounted for the balance of the change in gross profit as a percent of sales.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses during fiscal 2006 were $15.2 million, compared with $14.0 million during fiscal 2005. The increase primarily reflected higher salary and benefit expenses of approximately $440,000 for merit and healthcare cost increases, costs of additional personnel to support sales growth plans in Asia and Europe of approximately $385,000, travel expenses of $375,000, non-cash stock-based compensation expense of $244,000, contract services of $170,000 to support sales growth initiatives, and employee profit sharing of approximately $130,000 that were partially offset by lower bad debt expense of approximately $400,000 compared with fiscal 2005 when a significant customer bankruptcy occurred, lower legal expense of approximately $290,000 and lower SG&A expense in Europe of $230,000 that primarily resulted from the lower value of the Euro compared to fiscal 2005.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $7.8 million for the fiscal year ended June 30, 2006, compared with $7.2 million for fiscal 2005. The increase was primarily due to incremental salary and benefit expenses of approximately $290,000 for merit and healthcare cost increases, non-cash stock-based compensation expense of $227,000, engineering materials of $165,000, and higher employee profit sharing of approximately $130,000 that were partially offset by lower spending for contract services of $360,000.
Interest Income, net — Net interest income was $722,000 in fiscal 2006, compared with $492,000 in fiscal 2005. The increase in interest income reflected higher average cash balances invested in short term securities at higher average interest rates during fiscal 2006.
Foreign Currency Gain Loss — There was a net foreign currency loss of $21,000 in fiscal 2006 compared with a net foreign currency loss of $49,000 in fiscal 2005. The loss in both years was primarily due to the change in foreign exchange rates between the time that the Company’s foreign subsidiaries, principally in Europe and Japan, received material denominated in U.S. dollars and when funds were converted to pay for the material received.
Other Income and Expense — Other expense of $142,000 in fiscal 2006 reflected the recognition of a $311,000 foreign currency translation adjustment related to closing Perceptron Canada, Inc. that was partially offset by the market value of $160,000 of stock received by the Company when a mutual life insurance company was demutualized. Other income in fiscal 2005 of $48,000 was primarily due to receipt of an insurance claim.
Income Taxes — Income tax for fiscal 2006 included the recognition of a $725,000 tax benefit associated with reversing a valuation allowance related to net operating losses in North America that the Company now believes will be utilized, a $290,000 tax expense related to the repatriation of $6.3 million of unremitted earnings of certain of the Company’s

European subsidiaries under the provisions of the American Jobs Creation Act of 2004, and income tax expense of $211,000 related to a tax audit of prior years in the Company’s German operations. The effective tax rate for fiscal 2006 excluding these items was 38.8% compared with 36.7% for fiscal year 2005. In addition, the Company is not able to record a tax benefit for non-cash stock-based compensation expense related to incentive stock options and the Company’s Employee Stock Purchase Plan, which had the effect of increasing the effective tax rate in fiscal 2006 by 2.0%. The balance of the change in the effective tax rate reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their respective tax rates. See Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”.
Liquidity and Capital Resources
The Company’s cash and cash equivalents were $17.2 million at June 30, 2007 compared to $25.2 million at June 30, 2006. The cash decrease of $8.0 million for the fiscal year ended June 30, 2007, resulted primarily from $5.2 million used to buy back company stock, $3.5 million used to fund operations activities, and $1.2 million used for capital expenditures, which were mitigated by $1.6 million received from the Company’s stock plans.
The $3.5 million of cash used for operations was primarily related to net working capital changes of $7.7 million, offset by cash generated from earnings of $1.5 million, the add back of non-cash items such as depreciation and amortization expense of $1.3 million and stock compensation expense of $815,000. Net working capital is defined as changes in assets and liabilities, exclusive of changes shown separately on the Consolidated Statements of Cash Flow. The cash used for net working capital resulted primarily from a $7.3 million increase in net receivables due to a higher receivable balance at June 30, 2007 compared to 2006. The higher receivable balance was primarily the result of the higher sales level in the fourth quarter of fiscal 2007 which was $8.9 million higher than the comparable quarter of fiscal 2006. Other uses of working capital were a $1.0 million increase in inventory and $2.0 million for current assets and liabilities. Mitigating these uses was an increase in accounts payable of $2.5 million due to the timing of payments. The $1.0 million increase in inventory related primarily to increased finished goods inventory for future orders. The $2.0 million use of cash for other current assets and liabilities primarily represents progress payments on purchase order commitments for deposits related to the Company’s new electronic inspection product.
The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During fiscal 2007, the Company’s German subsidiary made a change to separate its reserve for obsolescence from its inventory value to reflect the methodology used by the rest of the Company. As a result, the inventory of the German subsidiary is reported at a gross value and the reserve for obsolescence increased by $421,000, which had no effect on net income. During fiscal year 2007, the Company increased its reserve for inventory obsolescence by a net $357,000, which resulted from the disposal of $64,000 of inventory that had been reserved for at June 30, 2006 and additional reserves for obsolescence of approximately $421,000, described above.
The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During fiscal year 2007, the Company wrote off $79,000 of receivables and increased its provision for bad debts by $400,000.
Financing activities during fiscal year 2007 primarily reflected $5.2 million used to repurchase company stock and $1.6 million received under the Company’s stock plans.
The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2008. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non real estate assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank’s prime rate (8.25% as of June 30, 2007) dependent upon the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 7.24% as of June 30, 2007) dependent upon the Company’s ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company’s ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.0 million as of June 30, 2007 and to have no advances outstanding for 30 consecutive days each calendar year. At June 30, 2007, the Company had no borrowings outstanding.

At June 30, 2007, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $674,000 at June 30, 2007). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2007, GmbH had no borrowings outstanding.
On September 9, 2005, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $5.0 million of the Company’s Common Stock. The Company was authorized to buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices. Pursuant to the authorization, the Company repurchased 20,000 shares of Common Stock at an average price of $8.03 per share during the fiscal year ended June 30, 2007. In July 2006, the Company completed its fiscal 2006 stock repurchase program.
On August 7, 2006, the Company’s Board of Directors (“Board”) approved a stock repurchase program authorizing the Company to repurchase up to $3.0 million of the Company’s Common Stock through August 2007. On November 13, 2006, the Board approved a $2.0 million increase to the stock repurchase program bringing the total repurchase authorized to $5.0 million through August 2007. The Company was authorized to buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices. The Company also announced that it had entered into a Rule 10b5-1 trading plan (“Repurchase Plan”) with Barrington Research Associates, Inc. to purchase up to $5.0 million of the Company’s Common Stock through August 2007 (less the dollar amount of purchases by the Company outside the Repurchase Plan), in open market or privately negotiated transactions, in accordance with the requirements of Rule 10b-18. Pursuant to the authorization, the Company repurchased 592,600 shares of Common Stock at an average price of $8.43 per share during the fiscal year ended June 30, 2007. The Company completed its fiscal 2007 stock repurchase program in February 2007.
See Item 3, “Legal Proceedings” and Note 6 to the Consolidated Financial Statements, “Contingencies”, for a discussion of certain contingencies relating to the Company’s liquidity, financial position and results of operations. See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies - Litigation and Other Contingencies”.
The Company expects to spend approximately $1.5 million during fiscal year 2008 for capital equipment, although there is no binding commitment to do so. Based on the Company’s current business plan, including the introduction of its new line of electronic inspection products, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2008 cash flow requirements, except to the extent that the Company implements new business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.
The Company will consider evaluating business opportunities that fit its strategic plans. There can be no assurance that the Company will identify any opportunities that fit its strategic plans or will be able to enter into agreements with identified business opportunities on terms acceptable to the Company. The Company anticipates that it would finance any such business opportunities from available cash on hand, existing credit facilities, issuance of additional shares of its stock or additional sources of financing, as circumstances warrant.
Contractual Obligations
The following summarizes the Company’s contractual obligations at June 30, 2007, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

		Less than			More than 5
	Total	1 Year	1 — 3 Years	3 — 5 Years	Years
Purchase Obligations	$10,674	$9,173	$1,501	$0	$0
Operating Leases	$1,646	$913	$685	$48	$0
A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding. Included in the purchase obligations category above are obligations related to purchase orders for inventory purchases under the Company’s standard terms and conditions and under negotiated agreements with vendors. The Company expects to receive consideration (products or services) for these purchase obligations. The purchase obligation amounts do not represent all anticipated purchases in the future, but represent only those items for which the Company was contractually obligated at June 30, 2007. Operating leases represent commitments to lease building space, office equipment and motor vehicles.

Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies”. Certain of the Company’s significant accounting policies are subject to judgments and uncertainties, which affect the application of these policies and require the Company to make estimates based on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. On an on-going basis, the Company evaluates its estimates and underlying assumptions. In the event estimates or underlying assumptions prove to be different from actual amounts, adjustments are made in the subsequent period to reflect more current information. The Company believes that the following significant accounting policies involve management’s most difficult, subjective or complex judgments or involve the greatest uncertainty.
Revenue Recognition. The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, and SAB 104, Revenue Recognition. Revenue related to products is recognized upon shipment when title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue related to services is recognized upon completion of the service. The Company also has multiple element arrangements in its Automated Systems product line that may include purchase of equipment, labor support and/or training. Each element has value on a stand-alone basis. For multiple element arrangements, the Company defers from revenue recognition the greater of the fair value of any undelivered elements of the contract or the portion of the sales price of the contract that is not payable until the undelivered elements are completed. Delivered items are not contingent upon the delivery of any undelivered items nor do the delivered items include general rights of return. The Company does not have price protection agreements or requirements to buy back inventory. The Company’s Automated Systems products are made to order systems that are designed and configured to meet each customer’s specific requirements. As a result, the Company has virtually no history of returns.
Stock-Based Compensation. The Company accounts for non-cash stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the amount of share-based awards that are expected to be forfeited. The estimated forfeiture rate may change from time to time based upon the Company’s actual experience. An increase in the forfeiture rate would require the Company to reverse a portion of its prior expense for non-cash stock-based compensation, which would positively impact the Company’s results of operations. Because the Company currently experiences a low forfeiture rate, a reduction in the estimated forfeiture rate would not have a material impact on the Company’s results of operations.
Accounts Receivable. The Company monitors its accounts receivable and charges to expense an amount equal to its estimate of potential credit losses. The Company considers a number of factors in determining its estimates, including, the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole. The use of different estimates for future credit losses would result in different charges to selling, general and administrative expense in each period presented and could negatively affect the Company’s results of operations for the period. In addition, if actual experience differs materially from the Company’s estimates, the Company could be required to record large credit losses that could negatively affect the Company’s results of operations for the period.
Inventories. Inventories are valued at the lower of cost or market; cost being determined under the first in, first out method. Provision is made to reduce inventories to net realizable value for excess and/or obsolete inventory. The Company reviews its inventory levels quarterly in order to identify obsolete and slow-moving inventory. The Company estimates excess or obsolete inventory based principally upon contemplated future customer demand for the Company’s products and the timing of product upgrades. The use of different assumptions in determining slow-moving and obsolete inventories would result in different charges to cost of sales in each period presented and could negatively affect the Company’s results of operations for the period. In addition, if actual experience differs materially from the Company’s estimates, the Company could be required to record large losses that could negatively affect the Company’s results of operations for the period.
Deferred Income Taxes. The Company accounts for its deferred income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities represent the future income tax effect of temporary differences between the book and tax basis of the Company’s assets and liabilities, assuming they will be realized and settled at the amounts reported in the Company’s financial statements. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. This assessment includes consideration for the scheduled reversal of temporary taxable differences, projected future taxable income and the impact of tax planning. The Company adjusts this valuation allowance periodically based upon changes in these considerations. In fiscal 2006, the Company reduced the valuation allowance, described in “Income Taxes” and Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”, based on the past few years of taxable income and projected future taxable income. If actual long-term future taxable income is lower than the Company’s estimate, the Company may be required to record material adjustments to the deferred tax assets, resulting in a charge to income in the period of determination and negatively impacting the Company’s results of operations and financial position for the period.
Litigation and Other Contingencies. The Company is subject to certain legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty. The Company accrues for estimated losses if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company uses judgment and evaluates, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded. The outcome of legal proceedings is inherently uncertain and so typically a loss cannot be reasonably estimated. Accordingly, if the outcome of legal proceedings are different than is anticipated by the Company, the Company would have to record a charge for the matter, generally in the full amount at which it was resolved, in the period resolved, negatively impacting the Company’s results of operations and financial position for the period.
Product Warranty. The Company provides a reserve for warranty based on its experience and knowledge. Because the Company does not have historical claims experience in its new line of electronic inspection products, the Company provides for estimated warranty expenses at the time the new electronic inspection products are sold to its customer based on knowledge of the industry in which the product is sold. Factors affecting the Company’s warranty liability include the number of units sold or in service and historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. If a special circumstance arises requiring a higher level of warranty reserve, the Company would make a special warranty provision commensurate with the facts. Management believes that the accounting estimate related to warranty reserves is a “critical accounting estimate” because changes in it could materially affect net income, and it requires management to estimate the frequency and amounts of future claims, which are inherently uncertain. Management’s policy is to continuously monitor the warranty liabilities to determine their adequacy, therefore, the warranty reserve is maintained at an amount management deems adequate to cover estimated warranty expense. Actual claims incurred in the future may differ from the original estimates, which may result in material revisions to the warranty reserve that could negatively affect the Company’s results of operations for the period.
Market Risk Information
Perceptron’s primary market risk is related to foreign exchange rates. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the U.S. The Company may from time to time have interest rate risk in connection with the investment of its cash.
Foreign Currency Risk
The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in the non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At June 30, 2007, the Company’s percentage of sales commitments in non-United States currencies was approximately 28.8% or $6.6 million, compared to 58.7% or $11.0 million at June 30, 2006.
The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. These transactions involve the use of forward contracts, typically mature within one year and are designed to hedge anticipated foreign currency transactions. The Company may use forward exchange contracts to hedge the net assets of certain of its foreign subsidiaries to offset the translation and economic exposures related to the Company’s investment in these subsidiaries.
At June 30, 2007, the Company had forward exchange contracts to sell 5.0 million Euros ($6.7 million equivalent) at a weighted average settlement rate of 1.34 Euros to the United States Dollar. The contracts outstanding at June 30, 2007, mature through November 29, 2007. The objective of the hedge transactions is to protect designated portions of the Company’s net investment in its foreign European subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized a loss of $83,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts during the fiscal year ended June 30, 2007. Offsetting this amount in other comprehensive income (loss) was the translation effect of the Company’s foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company’s forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At June 30, 2006 and 2005, the Company had approximately $5.0 million and $3.0 million, respectively, of forward exchange contracts between the United States Dollar and the Euro with weighted average settlement prices of 1.25 and 1.30 Euro to each United States Dollar, respectively. The Company recognized a loss of $38,000 and income of approximately $168,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the fiscal years ended June 30, 2006 and June 30, 2005, respectively.
The Company’s potential loss in earnings that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the fiscal years ended June 30, 2007, 2006 and 2005, would have been approximately $90,000, $2,000 and $114,000, respectively.
Interest Rate Risk
The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less. Given the short maturities and investment grade quality of the Company’s investment holdings at June 30, 2007, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company’s cash and cash equivalents. As a result, the Company does not currently hedge these interest rate exposures.
New Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies-New Accounting Pronouncements”.
ITEM 7A: QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required pursuant to this item is incorporated by reference herein from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Information”.
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[GRANT THORNTON LETTERHEAD]
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of Perceptron, Inc.
We have audited the accompanying consolidated balance sheets of Perceptron, Inc. and Subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perceptron, Inc. and Subsidiaries as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.
/S/ Grant Thornton LLP
Southfield, Michigan
September 25, 2007

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amount)

As of June 30,	2007	2006

ASSETS

Current Assets
Cash and cash equivalents	$17,178	$25,188
Receivables:
Billed receivables, net of allowance for doubtful accounts of $673 and $352, respectively	21,287	15,623
Unbilled receivables	2,858	994
Other receivables	799	577
Inventories, net of reserves of $911 and $554, respectively	7,625	6,433
Deferred taxes	1,243	1,481
Other current assets	3,025	521

Total current assets	54,015	50,817

Property and Equipment
Building and land	5,984	6,013
Machinery and equipment	11,952	11,566
Furniture and fixtures	1,133	1,093

	19,069	18,672
Less — Accumulated depreciation and amortization	(12,012)	(11,264)

Net property and equipment	7,057	7,408

Deferred Tax Asset	4,384	4,170

Total Assets	$65,456	$62,395

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$3,446	$1,667
Accrued liabilities and expenses	2,764	2,277
Accrued compensation	1,075	1,740
Income taxes payable	883	145
Deferred revenue	3,483	2,336

Total current liabilities	11,651	8,165

Shareholders’ Equity
Preferred stock — no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,142 and 8,352, respectively	81	84
Accumulated other comprehensive income (loss)	869	(15)
Additional paid-in capital	36,346	39,111
Retained earnings	16,509	15,050

Total shareholders’ equity	53,805	54,230

Total Liabilities and Shareholders’ Equity	$65,456	$62,395

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

Years ended June 30,	2007	2006	2005

Net Sales	$62,252	$57,875	$54,892
Cost of Sales	35,252	30,588	28,985

Gross Profit	27,000	27,287	25,907

Operating Expenses
Selling, general and administrative	17,262	15,155	13,970
Engineering, research and development	7,885	7,764	7,242

Total operating expenses	25,147	22,919	21,212

Operating Income	1,853	4,368	4,695

Other Income and (Expenses)
Interest income, net	958	722	492
Foreign currency gain (loss)	(84)	(21)	(49)
Other	19	(142)	48

Total other income	893	559	491

Income Before Income Taxes	2,746	4,927	5,186

Income Tax Expense	1,287	1,688	1,904

Net Income	$1,459	$3,239	$3,282

Earnings Per Common Share
Basic	$0.18	$0.38	$0.37
Diluted	$0.17	$0.35	$0.35

Weighted Average Common Shares Outstanding
Basic	8,114	8,582	8,766
Dilutive effect of stock options	647	618	671

Diluted	8,761	9,200	9,437

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

Years ended June 30,	2007	2006	2005

Cash Flows from Operating Activities
Net income	$1,459	$3,239	$3,282
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Depreciation and amortization	1,333	1,345	1,326
Stock compensation expense	815	667	—
Deferred income taxes	15	753	775
Stock option income tax benefit	—	—	142
Disposal of assets	306	28	150
Allowance for doubtful accounts	326	(39)	(235)
Changes in assets and liabilities, exclusive of changes shown separately	(7,724)	3,976	(3,412)

Net cash (used for) provided from operating activities	(3,470)	9,969	2,028

Cash Flows from Financing Activities
Revolving credit borrowings	1,300	797	608
Revolving credit repayments	(1,300)	(797)	(608)
Proceeds from stock plans	1,601	542	407
Repurchase of company stock	(5,184)	(4,872)	(279)

Net cash (used for) provided from financing activities	(3,583)	(4,330)	128

Cash Flows from Investing Activities
Capital expenditures	(1,247)	(1,093)	(1,449)

Net cash used for investing activities	(1,247)	(1,093)	(1,449)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	290	268	(12)

Net (Decrease) Increase in Cash and Cash Equivalents	(8,010)	4,814	695
Cash and Cash Equivalents, July 1	25,188	20,374	19,679

Cash and Cash Equivalents, June 30	$17,178	$25,188	$20,374

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Receivables, net	$(7,256)	$5,582	$(3)
Inventories	(1,007)	(550)	(196)
Accounts payable	2,523	(187)	410
Other current assets and liabilities	(1,984)	(869)	(3,623)

	$(7,724)	$3,976	$(3,412)

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$1	$10	$1
Cash paid during the year for income taxes	795	1,393	3,816
The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	Paid-In	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity

Balances, June 30, 2004	8,716	$87	$(758)	$42,502	$8,529	$50,360

Comprehensive income (loss)
Net income					3,282	3,282
Other comprehensive income
Foreign currency translation adjustments			(87)			(87)
Hedging			168			168

Total comprehensive income						3,363
Stock plans	145	1		547		548
Stock repurchase	(39)			(279)		(279)

Balances, June 30, 2005	8,822	$88	$(677)	$42,770	$11,811	$53,992

Comprehensive income (loss)
Net income					3,239	3,239
Other comprehensive income
Foreign currency translation adjustments			700			700
Hedging			(38)			(38)

Total comprehensive income						3,901
Stock—based compensation				667		667
Stock plans	197	2		540		542
Stock repurchase	(667)	(6)		(4,866)		(4,872)

Balances, June 30, 2006	8,352	$84	$(15)	$39,111	$15,050	$54,230

Comprehensive income (loss)
Net income					1,459	1,459
Other comprehensive income
Foreign currency translation adjustments			967			967
Hedging			(83)			(83)

Total comprehensive income						2,343
Stock—based compensation				815		815
Stock plans	403	3		1,598		1,601
Stock repurchase	(613)	(6)		(5,178)		(5,184)

Balances, June 30, 2007	8,142	$81	$869	$36,346	$16,509	$53,805

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Operations
Perceptron, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) are involved in the design, development, manufacture, and marketing of information-based measurement and inspection solutions for process improvements primarily for the automotive industry.
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
Revenue Recognition
Revenue related to products is recognized upon shipment when title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue related to services is recognized upon completion of the service. The Company also has multiple element arrangements in its Automated Systems product line that may include purchase of equipment, labor support and/or training. Each element has value on a stand-alone basis. For multiple element arrangements, the Company defers from revenue recognition the greater of the fair value of any undelivered elements of the contract or the portion of the sales price of the contract that is not payable until the undelivered elements are completed. Delivered items are not contingent upon the delivery of any undelivered items nor do the delivered items include general rights of return. The Company does not have price protection agreements or requirements to buy back inventory. The Company’s Automated Systems products are made to order systems that are designed and configured to meet each customer’s specific requirements. As a result, the Company has virtually no history of returns.
Research and Development
Research and development costs, including software development costs, are expensed as incurred.
Foreign Currency
The financial statements of the Company’s wholly-owned foreign subsidiaries have been translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, with the functional currency being the local currency in the foreign country. Under this standard, translation adjustments are accumulated in a separate component of shareholders’ equity until the subsidiary is disposed of. During the fourth quarter of fiscal 2006, the Company liquidated Perceptron Canada, Inc., an inactive subsidiary, and recognized as expense accumulated translation adjustments of $311,000. Gains and losses on foreign currency transactions are included in the consolidated statement of income under “Other Income and Expenses”.
Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Effective with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), the calculation of diluted shares also takes into effect the average unrecognized non-cash stock-based compensation expense and additional adjustments for tax benefits related to non-cash stock-based compensation expense.
Options to purchase 281,000, 480,000, and 580,000 shares of common stock outstanding in the fiscal years ended June 30, 2007, 2006 and 2005, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Fair value approximates carrying value because of the short maturity of the cash equivalents. Those with a greater life are recorded as marketable securities. At June 30, 2007, the Company had $17.2 million in cash and cash equivalents of which $6.4 million was held in foreign bank accounts.
Accounts Receivable and Concentration of Credit Risk
The Company markets and sells its products principally to automotive assembly companies, line builders, system integrators, original equipment manufacturers (“OEMs”) and value-added resellers. The Company’s accounts receivable are principally from a small number of large customers. The Company performs ongoing credit evaluations of its customers. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Changes in the Company’s allowance for doubtful accounts are as follows (in thousands):

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance

Fiscal year ended June 30, 2007	$352	$400	$79	$673
Fiscal year ended June 30, 2006	$391	$(22)	$17	$352
Fiscal year ended June 30, 2005	$625	$387	$621	$391
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
Inventory
Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves, is comprised of the following (in thousands):

	At June 30,
	2007	2006
Component parts	$2,900	$3,038
Work in process	355	309
Finished goods	4,370	3,086

Total	$7,625	$6,433

Changes in the Company’s reserves for obsolescence are as follows (in thousands):

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance

Fiscal year ended June 30, 2007	$554	$421	$64	$911
Fiscal year ended June 30, 2006	$520	$193	$159	$554
Fiscal year ended June 30, 2005	$510	$230	$220	$520

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
Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash, accounts receivable, accounts payable, forward exchange contracts and amounts due to banks or other lenders, approximate their fair values at June 30, 2007 and 2006. Fair values have been determined through information obtained from market sources and management estimates.
In the normal course of business, the Company may employ forward exchange contracts to manage its exposure to fluctuations in foreign currency exchange rates. Forward contracts for forecasted transactions are designated as cash flow hedges and recorded as assets or liabilities on the balance sheet at their fair value. Changes in the contract’s fair value are recognized in accumulated other comprehensive income until they are recognized in earnings at the time the forecasted transaction occurs. If the forecasted transaction does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge is recognized in earnings at that time. For forward exchange contracts designated as hedging the net assets of the Company’s foreign subsidiaries, changes in the contract’s fair value are offset against the translation reflected in shareholders’ equity to the extent effective. The Company does not enter into any derivative transactions for speculative purposes.
Warranty
Automotive industry systems carry a three-year warranty for parts and a one-year warranty for labor and travel related to warranty. Product sales to the forest products industry carry a three-year warranty for TriCam® sensors. Sales of ScanWorks® and ScanWorks® ToolKit have a one-year warranty for parts; sales of NCA products have a two-year warranty for parts; sales of the Company’s commercial products have a two-year warranty for parts and labor. The Company provides a reserve for warranty based on its experience and knowledge. Because the Company does not have historical claims experience in its new line of electronic inspection products, the Company provides for estimated warranty expenses at the time the new electronic inspection products are sold to its customer based on knowledge of the industry in which the product is sold. Factors affecting the Company’s warranty liability include the number of units sold or in service and historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. If a special circumstance arises requiring a higher level of warranty, the Company would make a special warranty provision commensurate with the facts.

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance

Fiscal year ended June 30, 2007	$200	$449	$386	$263
Fiscal year ended June 30, 2006	$209	$222	$231	$200
Fiscal year ended June 30, 2005	$194	$325	$310	$209
Advertising Expense
The Company charges advertising expense in the period incurred. As of June 30, 2007, 2006, and 2005, advertising expense was $290,000, $92,000, and $116,000, respectively.
Stock-Based Compensation
The Company has stock plans, which are described more fully in Notes 8 and 9. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in the Company’s financial statements. Prior to July 1, 2005, the Company applied the requirements of APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based plans. Under APB 25, generally no stock-based compensation expense was recognized for the Company’s stock-based plans since the exercise price of granted employee stock options was greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share for the periods indicated as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock-based employee compensation plans (in thousands except per share amounts):

2005
Net Income
As Reported	$3,282
Effect of Stock-based Compensation Expense — net of tax	(521)

Pro Forma	$2,761

Earnings Per Share
Basic — As Reported	$0.37
Basic — Pro Forma	$0.31
Diluted — As Reported	$0.35
Diluted — Pro Forma	$0.29
Self —Insurance
Perceptron is self-insured for health, vision and short term disability costs up to a certain stop loss level per claim and on an aggregate basis of a percentage of estimated annual costs. The estimated liability is based upon review by Management and an independent insurance consultant of claims filed and claims incurred but not reported.
New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Options for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007. The impact of adopting this statement on the Company’s financial statements has not yet been evaluated.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatement”. This bulletin requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. This bulletin is effective for the Company’s 2007 fiscal year annual financial statements and did not have a material impact on the Company’s financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but does provide guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. The impact of adopting this statement on the Company’s financial statements has not yet been evaluated.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken in tax returns. The Interpretation is effective for fiscal years beginning after December 15, 2006 and will not have a material impact on the Company’s financial statements.

2. Leases
The Company leases building space, office equipment and motor vehicles under operating leases. Lease terms generally cover periods from two to five years and may contain renewal options. The following is a summary, as of June 30, 2007, of the future minimum annual lease payments required under the Company’s operating leases having initial or remaining non-cancelable terms in excess of one year (in thousands):

Year	Minimum Rentals
2008	$913
2009	388
2010	197
2011	100
2012 and beyond	48

Total minimum lease payments	$1,646

Rental expenses for operating leases in the fiscal years ended June 30, 2007, 2006 and 2005 were $1,121,000, $1,105,000 and $908,000, respectively.
3. Short-term and Long-term Notes Payable
The Company had no debt outstanding at June 30, 2007 and June 30, 2006.
The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2008. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non real estate assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank’s prime rate (8.25% as of June 30, 2007) dependent upon the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 7.24% as of June 30, 2007) dependent upon the Company’s ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company’s ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.0 million as of June 30, 2007 and to have no advances outstanding for 30 consecutive days each calendar year.
At June 30, 2007, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $674,000 at June 30, 2007). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2007 and June 30,2006, GmbH had no borrowings outstanding.
4. Foreign Exchange Contracts
The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. These transactions involve the use of forward contracts, typically mature within one year and are designed to hedge anticipated foreign currency transactions. The Company may use forward exchange contracts to hedge the net assets of certain of its foreign subsidiaries to offset the translation and economic exposures related to the Company’s investment in these subsidiaries.
At June 30, 2007, the Company had forward exchange contracts to sell 5.0 million Euros ($6.7 million equivalent) at a weighted average settlement rate of 1.34 Euros to the United States Dollar. The contracts outstanding at June 30, 2007, mature through November 29, 2007. The objective of the hedge transactions is to protect designated portions of the Company’s net investment in its foreign European subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized a loss of $83,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts during the fiscal year ended June 30, 2007. Offsetting this amount in other comprehensive income (loss) was the translation effect of the Company’s foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company’s forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.
At June 30, 2006 and 2005, the Company had approximately $5.0 million and $3.0 million, respectively, of forward exchange contracts between the United States Dollar and the Euro with weighted average settlement prices of 1.25 and 1.30 Euro to each United States Dollar, respectively. The Company recognized a loss of $38,000 and income of approximately $168,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the fiscal years ended June 30, 2006 and June 30, 2005, respectively.
5. Information About Major Customers
The Company has two segments, its Automated Systems Segment and its Technology Products Segment.
The Company’s principal customers for its Automated Systems products have historically been automotive companies that the Company either sells to directly or through manufacturing line builders, system integrators or OEMs. The Company’s Automated Systems products are typically purchased for installation in connection with new model retooling programs undertaken by these companies. Because sales are dependent on the timing of customers’ re-tooling programs, sales by customer vary significantly from year to year, as do the Company’s largest customers. For the fiscal year ended June 30, 2007, approximately 31% of total net sales were derived from the Company’s four largest automotive customers (Volkswagen, General Motors, DaimlerChrysler and BMW). The Company also sells to system integrators or OEMs, who in turn sell to these same automotive companies. For the fiscal year ended June 30, 2007, approximately 12% of net sales were to manufacturing line builders, system integrators and OEMs for the benefit of the same four automotive companies. For the fiscal year ended June 30, 2006 approximately 38% of total net sales were derived from the Company’s four largest automotive customers (General Motors, Volkswagen, BMW and Peugeot Citroen). For the fiscal year ended June 30, 2005, approximately 40%, of total net sales were derived from the Company’s four largest automotive customers (General Motors, DaimlerChrysler, Volkswagen and Ford). The Company also sells to manufacturing line builders, system integrators or OEMs, who in turn sell to these same automotive companies. For the fiscal years ended June 30, 2006 and 2005, approximately 9% and 13%, respectively, of net sales, were to system integrators and OEMs for the benefit of the same four automotive companies. These numbers reflect consolidations that have occurred within the Company’s four largest automotive customers. During the fiscal year ended June 30, 2007, sales to Volkswagen and General Motors were 13.2% and 11.7%, respectively, of the Company’s total net sales. At June 30, 2007, accounts receivable from Volkswagen and General Motors totaled approximately $2.5 million and $1.4 million respectively.
The Company sells its Technology Products to a variety of markets through original equipment manufacturers, system integrators and value-added resellers. The Company’s Technology Products target the digitizing, reverse engineering and inspection markets. During the fiscal year ended June 30, 2007, sales to Ridge Tool were 11.3% of the Company’s total net sales. At June 30, 2007, accounts receivable from Ridge Tool totaled approximately $4.9 million.
6. Contingencies
The Company may, from time to time, be subject to claims and suits in the ordinary course of its business.
To estimate whether a loss contingency should be accrued, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. Since the outcome of claims and litigation is subject to significant uncertainty, changes in these factors could materially impact the Company’s financial position or results of operations.
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $6.3 million using a June 30, 2007 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS’ claims.
The Company has been informed that certain of its customers have received allegations of possible patent infringement involving processes and methods used in the Company’s products. Certain of these customers, including one customer who was a party to a patent infringement suit relating to this matter, have settled such claims. Management believes that the processes used in the Company’s products were independently developed without utilizing any previously patented process or technology. Because of the uncertainty surrounding the nature of any possible infringement and the validity of any such claim or any possible customer claim for indemnity relating to claims against the Company’s customers, it is not possible to estimate the ultimate effect, if any, of this matter on the Company’s financial statements.
Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth above.
7. 401(k) Plan
The Company has a 401(k) tax deferred savings plan that covers all eligible employees. The Company may make discretionary contributions to the plan. The Company’s contributions during the fiscal years ended June 30, 2007, 2006 and 2005, were $539,000, $437,000 and $453,000, respectively.
8. Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees may purchase shares of the Company’s common stock at 85% of its market value at the beginning of the six-month election period. Purchases are limited to 10% of an employee’s eligible compensation and the shares purchased are restricted from being sold for one year from the purchase date. At June 30, 2007, 119,557 shares remained available under the Plan. During fiscal years 2007, 2006 and 2005, 12,401, 11,854 and 9,299 shares, respectively, were issued to employees. The average purchase price per share was $6.41, $5.87 and $6.08 in fiscal years 2007, 2006 and 2005, respectively. In fiscal 2006 the Company adopted SFAS 123R and began recording stock based compensation expense in the income statement. During fiscal 2007 and fiscal 2006, the Company recorded non-cash stock based compensation expense of $30,000 and $29,000, respectively, related to this plan. No compensation expense was recognized in fiscal year 2005 for this plan.
9. Stock Incentive Plans
The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in the Company’s financial statements. Prior to July 1, 2005, the Company applied the requirements of APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based plans. Under APB 25, generally no compensation expense was recognized for the Company’s stock-based plans since the exercise price of granted employee stock options was greater than or equal to the market value of the underlying common stock on the date of grant.
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
The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $815,000 and $667,000 for the fiscal years ended June 30, 2007 and 2006, respectively, which includes the Employee Stock Purchase Plan discussed above. This had the effect of decreasing net income by $647,000, or $0.07 per diluted share for the fiscal year ended June 30, 2007 and $537,000 or $.06 per diluted share for fiscal year 2006. As of June 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1.1 million. The Company expects to recognize this cost over a weighted average vesting period of 1.52 years.
The Company received $1,390,000 in cash from option exercises under all share-based payment arrangements for the twelve months ended June 30, 2007. The actual tax benefit realized related to tax deductions for non-qualified options exercised and disqualifying dispositions under all share-based payment arrangements totaled $1,350,000 for fiscal 2007. The Company maintains a 1992 Stock Option Plan (“1992 Plan”) and 1998 Global Team Member Stock Option Plan (“1998 Plan”) covering substantially all company employees and certain other key persons and a Directors Stock Option Plan (“Directors Plan”) covering all non-employee directors. During fiscal 2005, shareholders approved a new 2004 Stock Incentive Plan that replaced the 1992 and Directors Plans as to future grants. Options previously granted under the 1992 and Directors Plans will continue to be maintained until all options are exercised, cancelled or expire. The 2004, 1992 and Directors Plans are administered by a committee of the Board of Directors, the Management Development, Compensation and Stock Option Committee. The 1998 Plan is administered by the President of the Company.
Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, unless specified in the 2004 Stock Incentive Plan. As of June 30, 2007, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. Options outstanding under the Directors Plan are either an initial option or an annual option. Prior to December 7, 2004, initial options of 15,000 shares were granted as of the date the non-employee director was first elected to the Board of Directors and became exercisable in full on the first anniversary of the date of grant. Prior to December 7, 2004, annual options of 3,000 shares were granted as of the date of the respective annual meeting to each non-employee director serving at least six months prior to the annual meeting and become exercisable in three annual increments of 33 1/3% after the date of grant. Options under the Directors Plan expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.
Activity under these Plans is shown in the following tables:

	Fiscal Year 2007			Fiscal Year 2006
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value(1)		Exercise	Value(1)
	Shares	Price	($000)	Shares	Price	($000)
Shares subject to option
Outstanding at beginning of period	1,985,447	$6.13		2,204,007	$7.56
New Grants (based on fair value of common stock at dates of grant)	334,070	$8.55		243,675	$6.72
Exercised	(390,325)	$3.62		(170,699)	$2.16
Expired	(49,993)	$26.67		(234,001)	$23.17
Forfeited	(44,240)	$6.78		(57,535)	$6.62

Outstanding at end of period	1,834,959	$6.53	$7,734	1,985,447	$6.13	$6,557
Exercisable at end of period	1,181,415	$5.92	$6,260	1,337,246	$6.08	$5,352

	Fiscal Year 2005
		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value(1)
	Shares	Price	($000)
Shares subject to option
Outstanding at beginning of period	2,182,882	$8.06
New Grants (based on fair value of common stock at dates of grant)	401,350	$6.75
Exercised	(122,247)	$2.13
Expired	(95,809)	$24.09
Forfeited	(162,169)	$6.60

Outstanding at end of period	2,204,007	$7.56	$5,039
Exercisable at end of period	1,435,874	$8.80	$3,814

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2007, 2006 and 2005, were $1,025,000, $571,000 and $553,000, respectively.
The total fair value of shares vested during the fiscal years ended June 30, 2007, 2006 and 2005, were $843,000, $746,000 and $1,076,000, respectively.
The estimated fair value as of the date options were granted during the periods presented using the Black Scholes option-pricing model, was as follows:

	2007	2006	2005
Weighted Average Estimated Fair Value Per Share Of Options Granted During The Period	$3.08	$2.28	$2.12
Assumptions:
Amortized Dividend Yield	—	—	—
Common Stock Price Volatility	31.42%	30.16%	28.40%
Risk Free Rate Of Return	4.68%	4.02%	3.38%
Expected Option Term (in years)	5	5	5

The following table summarizes information about stock options at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$1.24 to $3.16	473,723	4.27	$1.67	473,723	$1.67
3.27 to 6.50	518,626	5.23	$5.71	377,563	$5.42
6.55 to 8.00	470,239	7.21	$7.05	229,458	$6.93
8.04 to 31.40	372,371	7.14	$13.19	100,671	$25.42

$1.24 to $31.40	1,834,959	5.87	$6.53	1,181,415	$5.92

At June 30, 2007, options covering 263,397 shares were available for future grants under the 2004 and 1998 Plans.
10. Income Taxes
Income from continuing operations before income taxes for U.S. and foreign operations was as follows (in thousands):

	2007	2006	2005
U.S.	$679	$1,096	$3,289
Foreign	2,067	3,831	1,897

Total	$2,746	$4,927	$5,186

During fiscal 2006, the Company recorded $290,000 of tax expense related to the repatriation of $6.3 million of un-remitted earnings of certain of the Company’s European subsidiaries under the provisions of the American Jobs Creation Act of 2004. The income tax provision (benefit) reflected in the statement of income consists of the following (in thousands):

	2007	2006	2005
Current provision (benefit):
U.S. Federal & State	$(193)	$420	$(8)
Foreign	1,406	537	606
Deferred taxes
U.S.	307	757	1,154
Foreign	(233)	(26)	152

Total provision	$1,287	$1,688	$1,904

The Company’s deferred tax assets are substantially represented by the tax benefit of net operating losses and the tax benefit of future deductions represented by allowance for bad debts, warranty expenses and inventory obsolescence and tax credit carry-forwards. The Company established in fiscal 2002 a valuation allowance for tax credit carry forwards and other items where it was more likely than not that these items would expire or not be deductible before the Company was able to realize their benefit. In fiscal 2007, the Company increased its valuation allowance to provide for net operating loss carry-forwards related to some of its foreign operations where the Company believed it was more likely than not that the tax benefits would not be fully utilized in the next few years. In the second quarter of fiscal 2006, the Company recognized a $725,000 tax benefit associated with reversing the valuation allowance related to net operating losses in the United States. This action was taken because the Company believed there was positive evidence that it was more likely than not that the tax benefits associated with the valuation allowance on the net operating loss carry-forwards in the United States would be utilized. The positive evidence was based on several years of taxable income in the United States and expected taxable income in the United States in the future. The Company continues to have a valuation allowance for tax credit carry-forwards in the United States that it still expects will more likely than not expire prior to the tax benefit being realized. The components of deferred tax assets were as follows (in thousands):

	2007	2006	2005

Benefit of net operating losses	$4,803	$4,399	$5,947
Tax credit carry-forwards	3,780	3,571	2,967
Other, principally reserves	1,015	1,405	1,182

Deferred tax asset	9,598	9,375	10,096
Valuation allowance	(3,971)	(3,724)	(3,692)

Net deferred tax asset	$5,627	$5,651	$6,404

	2007	2006	2005
Rate reconciliation:
Provision at U.S. statutory rate	34.0%	34.0%	34.0%
Net effect of taxes on foreign activities	11.1%	(13.5)%	2.2%
Tax effect of U.S. permanent differences	5.4%	8.6%	—
State taxes and other, net	0.4%	0.1%	0.5%
Adjustment of federal/foreign income taxes provided for in prior years	(13.0)%	4.5%	(2.8)%
Valuation allowance	9.0%	0.6%	2.8%

Effective tax rate	46.9%	34.3%	36.7%

No provision was made with respect to earnings as of June 30, 2007 that have been retained for use by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings. At June 30, 2007, the Company had net operating loss carry-forwards for Federal income tax purposes of $12.4 million that expire in the years 2020 through 2027 and tax credit carry-forwards of $3.8 million of which $3.5 million expire in the years 2007 through 2021. The net change in the total valuation allowance for the years ended June 30, 2007, 2006, and 2005 was an increase of $247,000, $32,000 and $145,000, respectively.
11. Segment and Geographic Information
Effective April 1, 2007, the Company organized its business into two operating segments, Automated Systems and Technology Products. The Company’s reportable segments are strategic business units that have separate management teams focused on different marketing strategies. The Automated Systems segment primarily sells its products to automotive companies either directly or through manufacturing line builders, system integrators or original equipment manufacturers, (“OEMs”). The Company’s Automated Systems products are primarily custom designed systems typically purchased for installation in connection with new model retooling programs. The Automated Systems segment includes Value-Added Services products as the services are primarily related to Automated Systems products. The Technology Products segment sells its product to a variety of markets through OEMs, system integrators and value-added resellers. The Company’s Technology Products target the digitizing, reverse engineering and inspection markets and include products that are sold as whole components ready for use.
The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance based on operating income, excluding unusual items. Company-wide costs are allocated between segments based on revenues and/or labor as deemed appropriate.

Reportable Segments ($000)	Automated Systems	Technology Products	Consolidated

Twelve months ended June 30, 2007
Net sales	$42,309	$19,943	$62,252
Operating income (loss)	1,007	846	1,853
Assets, net	43,038	22,427	65,465
Depreciation and amortization	7,904	4,108	12,012

Twelve months ended June 30, 2006
Net sales	$46,959	$10,916	$57,875
Operating income (loss)	4,871	(503)	4,368
Assets, net	50,296	12,099	62,395
Depreciation and amortization	9,079	2,185	11,264

Twelve months ended June 30, 2005
Net sales	$43,724	$11,168	$54,892
Operating income (loss)	4,709	(14)	4,695
Assets, net	50,568	12,822	63,390
Depreciation and amortization	8,010	2,028	10,038
The Company primarily accounts for geographic sales based on the country from which the sale is invoiced rather than the country to which the product is shipped. The Company operates in three primary geographic areas: The Americas (substantially all of which is the United States, with immaterial net sales in Brazil), Europe, and Asia.

Geographical Regions ($000)	Americas	Europe	Asia	Consolidated

Twelve months ended June 30, 2007
Net sales	$33,086	$26,772	$2,394	$62,252
Long-lived assets, net	6,438	513	106	7,057

Twelve months ended June 30, 2006
Net sales	$37,384	$18,938	$1,553	$57,875
Long-lived assets, net	6,765	534	109	7,408

Twelve months ended June 30, 2005
Net sales	$33,067	$19,897	$1,928	$54,892
Long-lived assets, net	7,142	521	24	7,687

[1]	The Company’s German subsidiary had net external sales of $26.8 million, $18.9 million and $19.9 million in the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Long-lived assets of the Company’s German subsidiary were $478,000, $514,000 and $505,000 as of June 30, 2007, 2006 and 2005, respectively.
12. Selected Quarterly Financial Data (unaudited)
Selected unaudited quarterly financial data for the fiscal years ended June 30, 2007 and 2006 are as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal Year 2007	09/30/06	12/31/06	03/31/07	06/30/07
Net sales	$10,710	$12,234	$15,954	$23,354
Gross profit	4,487	4,546	7,257	10,710
Net income (loss)	(641)	(864)	691	2,273
Earnings (loss) per share
Basic	(0.08)	(0.11)	0.09	0.28
Diluted	(0.08)	(0.11)	0.08	0.26

Fiscal Year 2006	09/30/05	12/31/05	03/31/06	06/30/06
Net sales	$12,760	$17,188	$13,447	$14,480
Gross profit	5,583	8,298	7,149	6,257
Net income (loss)	269	2,194	1,048	(272)
Earnings (loss) per share
Basic	0.03	0.25	0.12	(0.03)
Diluted	0.03	0.24	0.12	(0.03)
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A: CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of June 30, 2007, solely as a result of the material weakness in our internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective in causing the material information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the SEC filing deadlines for these reports specified in the SEC’s rules and forms.
During the quarter ended June 30, 2007, in connection with the audit of the Company’s consolidated financial statements as of June 30, 2007, the Company and its outside auditor, Grant Thornton LLP, identified a material weakness in the Company’s internal control over financial reporting related to the calculation and review of income taxes. This deficiency resulted from an ineffective review process. As a result of this deficiency, there were errors in the accounting for the provision for income taxes, deferred income taxes, and current income taxes payable, primarily related to the Company’s foreign operations, which were detected and remedied in connection with the preparation of the Company’s consolidated financial statements as of June 30, 2007. The Company is in the process of remediating the material weakness by implementing additional monitoring and oversight controls including engaging external tax advisors to assist in the review of our income tax calculations to ensure compliance with generally accepted accounting principles.
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
ITEM 9B: OTHER INFORMATION
None.
PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE OF THE REGISTRANT
The information contained under the captions “Matters to Come before the Meeting — Proposal 1: Election of Directors”, “Corporate Governance”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Code of Ethics” of the registrant’s proxy statement for 2007 Annual Meeting of Shareholders (the ”Proxy Statement”) is incorporated herein by reference.
The information required by Part III, Item 10 with respect to the Company’s nominating committee, audit committee and the audit committee’s financial expert is set forth in the Proxy Statement under the captions “Corporate Governance — Audit Committee”, “Corporate Governance — Nominating and Corporate Governance Committee” and “Corporate Governance — Audit Committee Report,” which paragraphs are incorporated herein by reference.
The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s directors, executive and financial officers and employees. The Code of Business Conduct and Ethics has been posted to the Company’s website at www.perceptron.com in the Company section under “Financials” and is available free of charge through the Company’s website. The Company will post information regarding any amendment to, or waiver from, the Company’s Code of Business Conduct and Ethics for executive and financial officers and directors on the Company’s website in the Company section under “Financials”.
ITEM 11: EXECUTIVE COMPENSATION
The information contained under the captions “Matters to Come before the Meeting — Proposal 1: Election of Directors - Director Compensation for 2007”, “Matters to Come before the Meeting — Proposal 1: Election of Directors — Standard Director Compensation Arrangements”, “Compensation of Executive Officers”, “Corporate Governance — Management Development, Compensation and Stock Option Committee Interlocks and Insider Participation” and “Compensation of Executive Officers - Report of the Management Development, Compensation and Stock Option Committee” of the Proxy Statement is incorporated herein by reference.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the captions “Share Ownership of Management and Certain Shareholders — Principal Shareholders” and “Share Ownership of Management and Certain Shareholders — Beneficial Ownership by Directors and Executive Officers” of the Proxy Statement is incorporated herein by reference.
EQUITY COMPENSATION PLAN INFORMATION
The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of June 30, 2007, including the 2004 Stock Incentive Plan, the 1992 Stock Option Plan, the Directors Stock Option Plan, the 1998 Global Team Member Stock Option Plan, and the Employee Stock Purchase Plan (together, the “Plans”):

			Number of securities
			remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders:
2004 Stock Incentive Plan	314,450 (1)	$8.16	245,389
1992 Stock Option Plan	820,985 (2)	$6.76	—
Directors Stock Option Plan	139,000 (2)	$4.83	—
Employee Stock Purchase Plan	5,610 (3)	$7.23	119,557

Total of equity compensation plans approved by shareholders	1,280,045	$6.90	364,946

Equity compensation plans not approved by shareholders: 1998 Global Team Member Stock Option Plan	560,524	$5.69	18,008

Total:	1,840,569	$6.53	382,954

(1)	Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.

(2)	The 2004 Stock Incentive Plan replaced the 1992 Stock Option Plan and Directors Stock Option Plan effective December 7, 2004. Further grants under these plans have been cancelled.

(3)	Does not include an undeterminable number of shares subject to a payroll deduction election under the Employee Stock Purchase Plan for the period from July 1, 2007 until December 31, 2007, which will not be issued until January 2008.
1998 Global Team Member Stock Option Plan
On February 26, 1998, the Company’s Board approved the 1998 Global Team Member Stock Option Plan (the “1998 Plan”), pursuant to which non-qualified stock options may be granted to employees who are not officers or directors or subject to Section 16 of the Exchange Act. The 1998 Plan has been amended by the Board on several occasions thereafter.
The purpose of the 1998 Plan is to promote the Company’s success by linking the personal interests of non-executive employees to those of the Company’s shareholders and by providing participants with an incentive for outstanding performance. The 1998 Plan authorizes the granting of non-qualified stock options only. The President of the Company administers the 1998 Plan and has the power to set the terms of any grants under the 1998 Plan. The exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant and no option may have a term of more than ten years. All of the options that are currently outstanding under the 1998 Plan become exercisable ratably over a four-year period beginning at the grant date and expire ten years from the date of grant. If, for any reason, an option lapses, expires or terminates without having been exercised in full, the unpurchased shares covered thereby are again available for grants of options under the 1998 Plan. In addition, if the option is exercised by delivery to the Company of shares previously acquired pursuant to options granted under the 1998 Plan, then shares of Common Stock delivered in payment of the exercise price of an option will again be available for grants of options under the 1998 Plan.
The exercise price is payable in full in cash at the time of exercise; or in shares of Common Stock, (but generally, only if such shares have been owned for at least six months or, if they have not been owned by the optionee for at least six months, the optionee then owns, and has owned for at least six months, at least an equal number of shares of Common Stock as the option shares being delivered); or the exercise price may be paid by delivery to the Company of a properly executed exercise notice, together with irrevocable instructions to the participant’s broker to deliver to the Company sufficient cash to pay the exercise price and any applicable income and employment withholding taxes, in accordance with a written agreement between the Company and the brokerage firm (“cashless exercise” procedure).
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
The 1998 Plan provides for acceleration of vesting of awards in the event of a change in control of the Company. See “Compensation of Executive Officers - Potential Payments Upon Termination or Change in Control” of the Proxy Statement for a definition of change in control. The 1998 Plan will terminate automatically on February 25, 2008. However, the Board may amend or terminate the 1998 Plan at any time without shareholder approval, but no amendment or termination of the 1998 Plan or any award agreement may adversely affect any award previously granted under the 1998 Plan without the consent of the participant. The NASDAQ listing requirements prohibit the Company from amending the 1998 Plan to add additional shares of Common Stock without shareholder approval.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS and DIRECTOR INDEPENDENCE
The information contained under the captions “Corporate Governance — Board of Directors and Committees” and “Related Party Transactions” of the Proxy Statement is incorporated herein by reference.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the captions “Independent Accountants — Policy for Pre-Approval of Audit and Non Audit Services” and “Independent Accountants — Fees Paid to Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15: EXHIBITS and FINANCIAL STATEMENT SCHEDULES
A.	Financial Statements and Schedules Filed

Financial Statements — see Item 8 of this report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

B.	Exhibits:

Exhibits — the exhibits filed in response to Item 601 of Regulation S-K with this report are listed on pages 48 through 51. The Exhibit List is incorporated herein by reference.

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

Date: September 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Alfred A. Pease Alfred A. Pease	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	September 27, 2007

/S/ John H. Lowry III John H. Lowry III	Vice President and Chief Financial Officer (Principal Financial Officer)	September 27, 2007

/S/ Sylvia M. Smith Sylvia M. Smith	Controller (Principal Accounting Officer)	September 27, 2007

David J. Beattie	Director	September 27, 2007

/S/ Kenneth R. Dabrowski Kenneth R. Dabrowski	Director	September 27, 2007

/S/ Philip J. DeCocco Philip J. DeCocco	Director	September 27, 2007

/S/ W. Richard Marz W. Richard Marz	Director	September 27, 2007

/S/ Robert S. Oswald Robert S. Oswald	Director	September 27, 2007

/S/ James A. Ratigan James A. Ratigan	Director	September 27, 2007

/S/ Terryll R. Smith Terryll R. Smith	Director	September 27, 2007

EXHIBIT INDEX

Exhibit
No.	Description of Exhibits

3.	Restated Articles of Incorporation and Bylaws.

3.1	Restated Articles of Incorporation, as amended to date, are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1998.

3.2	Amended and Restated Bylaws, as amended to date, are incorporated herein by reference to Exhibit 3.2 of the Company’s Form S-8 Registration Statement No. 333-55164.

4.	Instruments Defining the Rights of Securities Holders.

4.1	Articles IV, V and VI of the Company’s Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1998.

4.2	Articles I, II, III, VI, VII, X and XI of the Company’s Amended and Restated Bylaws are incorporated herein by reference to Exhibit 3.2 of the Company’s Form S-8 Registration Statement No. 333-55164.

4.3	Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.9 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2002.

4.4	Form of certificate representing Rights (included as Exhibit B to the Rights Agreement filed as Exhibit 4.5) is incorporated herein by reference to Exhibit 2 of the Company’s Report on Form 8-K filed March 24, 1998. Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the earlier of (i) the tenth business day after the Shares Acquisition Date (or, if the tenth day after the Shares Acquisition Date occurs before the Record Date, the close of business on the Record Date) (or, if such Shares Acquisition Date results from the consummation of a Permitted Offer, such later date as may be determined before the Distribution Date, by action of the Board of Directors, with the concurrence of a majority of the Continuing Directors), or (ii) the tenth business day (or such later date as may be determined by the Board of Directors, with the concurrence of a majority of the Continuing Directors, prior to such time as any person becomes an Acquiring Person) after the date of the commencement of, or first public announcement of the intent to commence, a tender or exchange offer by any person or group of affiliated or associated persons (other than the Company or certain entities affiliated with or associated with the Company), other than a tender or exchange offer that is determined before the Distribution Date to be a Permitted Offer, if, upon consummation thereof, such person or group of affiliated or associated persons would be the beneficial owner of 15% or more of such outstanding shares of Common Stock.

4.5	Rights Agreement, dated as of March 24, 1998, between Perceptron, Inc. and American Stock Transfer & Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit 2 of the Company’s Report on Form 8-K filed March 24, 1998.

4.6	First Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2003.

4.7	Second Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.7 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2003.

4.8	Third Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.8 of the Company’s Report on Form 10-K for the Year Ended June 30, 2004.

4.9	Fourth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed January 5, 2005.

4.10	Fifth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 4.10 of the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005.

4.11	Sixth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 4.11 of the Company’s Report on Form 10-Q for the Quarter ended September 30, 2006.

Exhibit
No.	Description of Exhibits

4.12	Seventh Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed December 21, 2006.

Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of the Company or its subsidiaries have not been filed because (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10% of the Company’s consolidated assets, and (ii) the Company hereby agrees that it will furnish such instruments, notes and extracts to the Securities and Exchange Commission upon its request.

10.	Material Contracts.

10.1	Registration Agreement, dated as of June 13, 1985, as amended, among the Company and the Purchasers identified therein, is incorporated by reference to Exhibit 10.3 of the Company’s Form S-1 Registration Statement (amended by Exhibit 10.2) No. 33-47463.

10.2	Patent License Agreement, dated as of August 23, 1990, between the Company and Diffracto Limited, is incorporated herein by reference to Exhibit 10.10 of the Company’s Report on Form S-1 Registration Statement No. 33-47463.

10.3	Form of Proprietary Information and Inventions Agreement between the Company and all of the employees of the Company is incorporated herein by reference to Exhibit 10.11 of the Company’s Form S-1 Registration Statement No. 33-47463.

10.4	Form of Confidentiality and Non-Disclosure Agreement between the Company and certain vendors and customers of the Company is incorporated herein by reference to Exhibit 10.12 of the Company’s Form S-1 Registration Statement No. 33-47463.

10.5	Form of Executive Agreement Not to Compete between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2005.

10.6@	Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed December 10, 2004.

10.7@	Form of Incentive Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed January 5, 2005.

10.8@	Form of Nonqualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed January 5, 2005.

10.9@	Form of Incentive Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed December 27, 2005.

10.10@	Form of Nonqualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed December 27, 2005.

10.11@	Form of Nonqualified Stock Option Agreement Terms — Board of Directors under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 10, 2006.

10.12@	1998 Global Team Member Stock Option Plan and Form of Non-Qualified Stock Option Agreements under such Plan is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1997.

10.13@	First Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.28 of the Company’s Report on Form 10-K for the Transition Period Ended June 30, 1999.

10.14@	Second Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.29 of the Company’s Report on Form 10-K for the Transition Period Ended June 30, 1999.

10.15@	Third Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.6 of the Company’s Form S-8 Registration Statement No. 333-55164.

Exhibit
No.	Description of Exhibits

10.16@	Fourth Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.7 of the Company’s S-8 Registration Statement No. 333-76194.

10.17@	Form of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after September 1, 1998 is incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 10-K for the Year Ended December 31, 1998.

10.18@	Forms of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.31 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1999.

10.19@	Form of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after January 1, 2006 is incorporated by reference to Exhibit 10.47 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2006.

10.20@	Perceptron, Inc. Employee Stock Purchase Plan, as amended and restated as of October 22, 2004, is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed December 10, 2004.

10.21@	Amended and Restated 1992 Stock Option Plan is incorporated herein by reference to Exhibit 10.53 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1996.

10.22@	First Amendment to Amended and Restated 1992 Stock Plan is incorporated by reference to Exhibit 10.39 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1997.

10.23@	Second Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.26 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1999.

10.24@	Third Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.35 of the Company’s Report on Form 10-K for the Year Ended June 30, 2001.

10.25@	Fourth Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.37 of the Company’s Report on Form 10-K for the Year Ended June 30, 2002.

10.26@	Forms of Incentive Stock Option Agreements (Team Members and Officers) and Non-Qualified Stock Option Agreements under 1992 Stock Option Plan after January 1, 1997, and Amendments to existing Stock Option Agreements under the 1992 Stock Option Plan is incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1996.

10.27@	Forms of Incentive Stock Option Agreements (Officers) and Non-Qualified Stock Option Agreements (Officers) under 1992 Stock Option Plan after September 1, 1998 is incorporated by reference to Exhibit 10.25 of the Company’s Report on Form 10-K for the Year Ended December 31, 1998.

10.28@	Forms of Incentive Stock Option Agreements (Officers) and Non-Qualified Stock Option Agreements (Officers) under 1992 Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.30 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1999.

10.29@	Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1996.

10.30@	First Amendment to Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.27 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1999.

10.31@	Second Amendment to the Perceptron, Inc. Directors Stock Option Plan (Amended and Restated October 31, 1996) is incorporated by reference to Exhibit 10.33 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2000.

10.32@	Form of Non-Qualified Stock Option Agreements and Amendments under the Director Stock Option Plan is incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1996.

10.33@	Forms of Non-Qualified Stock Option Agreements under the Directors Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.32 of the Company’s Report on Form 10-Q for the Quarter Ended December 31, 1999.

10.34@	Letter Agreement, dated February 14, 1996, between the Company and Alfred A. Pease is incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1996.

Exhibit
No.	Description of Exhibits

10.35	Covenant Not to Compete between U.S. Natural Resources, Inc., and Perceptron, Inc., dated March 13, 2002 is incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed March 29, 2002.

10.36@	Written Description of 2006 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed December 27, 2005.

10.37@	Written Description of 2007 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed November 17, 2006.

10.38@	Written Description of 2008 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 9, 2007.

10.39@	Severance Agreement, dated September 7, 2005, between the Company and Alfred A. Pease is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed September 12, 2005.

10.40@	Severance Agreement, dated September 7, 2005, between the Company and Harry T. Rittenour is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed September 12, 2005.

10.41@	Severance Agreement, dated September 8, 2005, between the Company and Wilfred J. Corriveau is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed September 12, 2005.

10.42@	Severance Agreement, dated September 7, 2005, between the Company and John J. Garber is incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K filed September 12, 2005.

10.43@	Severance Agreement, dated May 18, 2007, between the Company and Paul J. Eckhoff is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed May 23, 2007.

10.44@	Severance Agreement, dated June 12, 2007, between the Company and John H. Lowry III is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed June 25, 2007.

10.45@	Consulting Agreement, dated January 5, 2007, between the Company and John J. Garber is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed January 10, 2007.

21.	A list of subsidiaries of the Company is incorporated by reference to Exhibit 21 of the Company’s Report on Form 10-K for the Year Ended June 30, 2002.

23.*	Consent of Experts and Counsel.

31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.	Section 1350 Certifications

32.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

@	Indicates a management contract, compensatory plan or arrangement.