Form 10-K/A
period 2007-06-30
PERCEPTRON INC/MI
filed 2007-11-16
CIK 887226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A-1
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
(734) 414-6100
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value Rights to Purchase Preferred Stock	The NASDAQ Stock Market LLC
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
The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 20, 2007, was 8,293,016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:

Proxy Statement for 2007	Part III, Items 10-14
Annual Meeting of Shareholders

EXPLANATORY NOTE
As further discussed in Note 13 to the Consolidated Financial Statements, “Restatement of Previously Issued Consolidated Financial Statements”, this Annual Report on Form 10-K/A-1 is being filed to restate the Company’s previously filed Consolidated Balance Sheets at June 30, 2007 and 2006, respectively, to reclassify short-term investments that were reported incorrectly with cash and cash equivalents, and Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005, respectively, to identify investing cash flows related to the sales and purchases of investments.
For additional information regarding the Company’s restatement, see Note 1 to the Consolidated Financial Statements, “Short-term Investments” and Note 13 to the Consolidated Financial Statements, “Restatement of Previously Issued Consolidated Financial Statements”.
The following items in the Company’s Annual Report on Form 10-K have been restated to reflect the reclassification of short-term investments.
Part I – Item 1A – Risk Factors
Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources section.
Part II – Item 8 – Financial Statements and Supplementary Data
Part II – Item 9A – Controls and Procedures

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
The Company’s current principal products are based upon proprietary three-dimensional image processing and AutoSolve® feature extraction software algorithms combined with the TriCam® three-dimensional object imaging technology. TriCam® technology uses structured laser light triangulation techniques to obtain accurate three-dimensional measurements.
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
Markets
The Company services multiple markets, with the largest being the automotive industry. The Company has product offerings encompassing virtually the entire automobile manufacturing process, including product development, manufacturing process development and implementation, stamping and fabrication, body shop, paint shop, trim, chassis and final assembly. The Company also believes there are applications for its three-dimensional measurement systems in other industrial and commercial applications. The foregoing statement is a “forward-looking statement” within the meaning of the Securities Exchange Act of 1934, as amended (“Exchange Act”). See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Statement” and Item 1A, “Risk Factors”, for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statement.
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
Technology Products
ScanWorks®: The Company provides ScanWorks® products to a variety of markets through third party original equipment manufacturers (“OEMs”), system integrators and value-added resellers (“VARs”). These products target the digitizing, reverse engineering, and inspection markets.
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
Commercial Products: The Company has recently introduced a new line of electronic inspection products. The products leverage the Company’s strong technical expertise in electronics, optics, and image processing. The first product in this line is sold to Ridge Tool Company pursuant to a long-term supply agreement. The product is sold by Ridge Tool through distribution channels in the United States, Canada, Europe and Asia. The product is marketed by Ridge Tool under the product name SeeSnake® micro™ to both the professional tradesmen and the do-it-yourself homeowner. The SeeSnake® micro is an optical technology tool that allows its user to see in unreachable places, via a liquid crystal display screen on a hand held unit. It is used to detect and diagnose problems a tradesperson or homeowner may have beneath, behind, or in-between places that cannot otherwise be seen – such as around machinery, inside pipes, behind walls, inside ductwork, etc. Attachments also allow the user to retrieve loose objects via a hook or magnet. Details of the current product are available at the RIDGID® website, www.ridgid.com. The information found on the website is not part of this or any report the Company files with, or furnishes to, the SEC. The Company has follow on products planned which it expects to introduce in fiscal 2008 and beyond. The foregoing statements are “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, as amended. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Statement” and Item 1A, “Risk Factors” for a discussion of a number of uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements.

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
The Company has two segments, its Automated Systems Segment and its Technology Products Segment.
The Company either sells its Automated Systems Products directly or through manufacturing line builders, system integrators or OEMs. The Company’s principal customers for its Automated Systems products have historically been automotive companies. The Company’s Automated Systems products are typically purchased for installation in connection with new model re-tooling programs undertaken by these companies. As sales are dependent on the timing of customers’ re-tooling programs, sales by customer vary significantly from year to year, as do the Company’s largest customers. For the fiscal year ended June 30, 2007, approximately 31% of total net sales were derived from the Company’s four largest automotive customers (Volkswagen, General Motors, DaimlerChrysler and BMW). The Company also sells to manufacturing line builders, system integrators and OEMs, who in turn sell to these same automotive companies. For the fiscal year ended June 30, 2007, approximately 12% of net sales were to manufacturing line builders, system integrators and OEMs for the benefit of the same four automotive companies. For the fiscal year ended June 30, 2006, approximately 38% of total net sales were derived from the Company’s four largest automotive customers (General Motors, Volkswagen, BMW and Peugeot Citroen). For the fiscal year ended June 30, 2005, approximately 40%, of total net sales were derived from the Company’s four largest automotive customers (General Motors, DaimlerChrysler, Volkswagen and Ford). For the fiscal years ended June 30, 2006 and 2005, approximately 9% and 13%, respectively, of net sales, were to system integrators and OEMs for the benefit of the same four largest customers. These numbers reflect consolidations that have occurred within the Company’s four largest automotive customers. During the fiscal year ended June 30, 2007, sales to Volkswagen and General Motors were 13.2% and 11.7%, respectively, of the Company’s total net sales. At June 30, 2007, accounts receivable from Volkswagen and General Motors totaled approximately $2.5 million and $1.4 million, respectively.
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
Available Information
The Company’s Internet address is www.perceptron.com. There the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, filed or furnished after the date of this Form 10-K/A-1, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). These reports can be accessed through the Company section of the website. The information found on the Company’s website is not part of this or any report the Company files with, or furnishes to, the SEC.

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

We could experience losses in connection with sales of our short-term investments.
Our short-term investments currently include auction rate securities for which an auction is held every 28 days to provide holders of the securities with the opportunity to increase (buy), decrease (sell) or hold their investment.  As a result of the negative conditions in the global credit markets, auctions for the $6.3 million we have invested in these securities failed beginning in August 2007.  In the event we needed to access the funds invested in these auction rate securities, we would not be able to liquidate these securities until a future auction is successful or a buyer is found outside the auction process.  We may experience losses on any such sales outside of the auction process. In addition, in the event that the auctions for these securities continue to fail, we are likely to have to record an impairment charge relating to these securities, which would negatively impact our stockholders’ equity. If the impairment is ultimately determined to not be temporary, the Company’s future net income would be reduced by the amount of the impairment charge and/or we would have to reclassify them as long-term investments.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
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
ITEM 1B: UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2: PROPERTIES
Perceptron’s principal domestic facilities consist of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company. In addition, the Company leases a 1,500 square meter facility in Munich, Germany and leases office space in Voisins le Bretonneux, France; Sao Paulo, Brazil; Tokyo, Japan; and Singapore. In fiscal 2008, the Company leased office space in Shanghai, China. The Company believes that its current facilities are sufficient to accommodate its requirements through fiscal year 2008.
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
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Litigation and Other Contingencies” for a discussion of the Company’s accounting policies regarding legal proceedings and other contingencies.
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
No cash dividends or distribution on Perceptron’s Common Stock have been paid in the past and it is not anticipated that any will be paid in the foreseeable future. In addition, the payment of cash dividends or other distributions is prohibited under the terms of Perceptron’s revolving credit agreement with its bank. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, for a discussion of other restrictions on the payment of dividends.
The approximate number of shareholders of record on September 20, 2007, was 191.
The information pertaining to the securities the Company has authorized for issuance under equity plans is hereby incorporated by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information”. For more information about the Company’s equity compensation plans, see Note 9 of Notes to the Consolidated Financial Statements, “Stock Incentive Plans”, included in Item 8 of this report.
STOCK PRICE PERFORMANCE GRAPH
Set forth below is a graph comparing the cumulative total shareholder return on the Common Stock from June 30, 2002 through June 30, 2007 with an index consisting of returns from a peer group of companies, consisting of Cognex Corp., Cyberoptics Corporation, Integral Vision, Inc., PPT Vision, Inc. and Robotic Vision Systems, Inc. (the “Peer Group Index”) and The Nasdaq Stock Market (U.S.) Index (the “Nasdaq Composite Index”). The returns of each company in the Peer Group Index have been weighted according to their respective stock market capitalization. The graph assumes that the value of the investment in the Company’s Common Stock, the Peer Group Index and the Nasdaq Composite Index was $100 on June 30, 2002 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Perceptron Inc., The NASDAQ Composite Index
And A Peer Group

* $100 invested on 6/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.

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
PERCEPTRON, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Fiscal Years Ended
	June 30,
	2007	2006	2005	2004	2003
Statement of Operations Data: [1]

Net sales	$62,252	$57,875	$54,892	$53,393	$54,679
Gross profit	27,000	27,287	25,907	25,100	27,534
Operating income	1,853	4,368	4,695	5,630	8,548
Income before income taxes	2,746	4,927	5,186	6,653	6,124
Net income	1,459	3,239	3,282	3,987	3,582

Earnings per share:
Basic	$0.18	$0.38	$0.37	$0.46	$0.43
Diluted	$0.17	$0.35	$0.35	$0.43	$0.42

Weighted average common shares outstanding:
Basic	8,114	8,582	8,766	8,593	8,284
Diluted	8,761	9,200	9,437	9,327	8,622

	As of June 30,
	2007	2006	2005	2004	2003
Balance Sheet Data:

Working capital	$42,364	$42,652	$41,100	$36,777	$30,405
Total assets	65,456	62,395	63,390	62,924	59,414
Shareholders’ equity	53,805	54,230	53,922	50,360	44,945

[1]	No cash dividends have been declared or paid during the periods presented.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT
We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to fiscal 2008 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released and from our plans to make important new investments, largely for personnel, for newly introduced products and geographic growth opportunities in the U.S., Europe, Eastern Europe, Asia, the timing of the introduction of new products, our ability to fund our fiscal year 2008 cash flow requirements and customers’ current and future interest in our Value Added Services. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” in this report. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s products have shorter lead times than other components and are required later in the process, orders for the Company’s products tend to be given later in the integration process. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products and expand into new geographic markets. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.
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
In the quarter ended March 31, 2007 the Company launched its first commercial product, the SeeSnake® micro, designed to be used by professional tradespersons as well as individual homeowners. The SeeSnake® micro is an optical technology tool that allows its user to see in unreachable places, via a liquid crystal display screen on a hand held unit. It is used to detect and diagnose problems a tradesperson or homeowner may have beneath, behind, or in-between places that cannot otherwise be seen – such as around machinery, inside pipes, behind walls, inside ductwork, etc. Attachments also allow the user to retrieve objects via a hook or magnet. The product is sold to Ridge Tool pursuant to a long-term supply agreement, which requires Ridge Tool to purchase certain minimum levels of product to maintain exclusivity. The Company expects to introduce additional electronic inspection products in fiscal 2008 and future years.

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
Results of Operations
Fiscal Year Ended June 30, 2007, Compared to Fiscal Year Ended June 30, 2006
Overview – The Company reported net income of $1.5 million or $0.17 per diluted share, for the fiscal year ended June 30, 2007 compared with net income of $3.2 million, or $0.35 per diluted share, for the fiscal year ended June 30, 2006. Specific line item results are described below.
Sales – Net sales of $62.3 million for fiscal 2007 were up $4.4 million, or 7.6%, compared with the same period one year ago. The following tables set forth comparison data for the Company’s net sales by product groups and geographic location.

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
Bookings – Bookings represent new orders received from customers. During fiscal 2007 the Company had new order bookings of $66.4 million compared with new order bookings of $58.7 million during fiscal 2006. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by product groups and geographic location.

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
Backlog – Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $23.0 million as of June 30, 2007 compared with $18.8 million as of June 30, 2006. The following tables set forth comparison data for the Company’s backlog by product groups and geographic location.

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
Gross Profit – Gross profit was $27.0 million, or 43.4% of sales, in the fiscal year ended June 30, 2007, as compared to $27.3 million, or 47.1% of sales, in the fiscal year ended June 30, 2006. Changes in product mix were the primary reason for the change in gross profit as a percent of sales. Commercial products represented the most significant element of the change in the product mix. Gross margin on commercial products was lower than other product lines within Technology Products due to higher manufacturing start-up costs. The Company does not expect commercial product margins to be significantly lower than other product lines within Technology Products in the future.
Selling, General and Administrative (SG&A) Expenses – SG&A expenses during fiscal 2007 were $17.3 million, compared with $15.2 million during fiscal 2006. The increase was primarily due to: the investment of approximately $1.1 million in additional personnel and related expenses in Asia and in commercial products in order to grow the Asia market and new product line respectively; a $400,000 increase in European SG&A cost due to the strengthening of the Euro against the U.S. dollar; an increase of approximately $230,000 in the cost of outside professional fees for legal and audit services; a net increase of $321,000 in the provision for bad debt; and an approximately $275,000 increase in sales and promotion costs, primarily related to commercial products.
Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $7.9 million for the fiscal year ended June 30, 2007, compared with $7.8 million for fiscal 2006. The increase was primarily due to an increase in salary costs related to the addition of commercial product engineering personnel in fiscal 2007 and an increase in the cost of contract services that was partially offset by a reduction in the cost of engineering materials.
Interest Income, net – Net interest income was $958,000 in fiscal 2007, compared with $722,000 in fiscal 2006. The increase in interest income reflected cash balances invested in short term securities at higher average interest rates during fiscal 2007.
Foreign Currency Gain Loss – There was a net foreign currency loss of $84,000 in fiscal 2007 compared with a net foreign currency loss of $21,000 in fiscal 2006. The loss in both years was primarily due to the change in foreign exchange rates between the time that the Company’s foreign subsidiaries, principally in Europe and Japan, received material denominated in U.S. dollars and when funds were converted to pay for the material received.
Other Income and Expense – Other income was $19,000 in fiscal 2007, compared with other expense of $142,000 in fiscal 2006 which reflected the recognition of a $311,000 foreign currency translation adjustment related to closing Perceptron Canada, Inc. that was partially offset by the market value of $160,000 of stock received by the Company when a mutual life insurance company was demutualized.
Income Taxes – The effective income tax rate of 46.9% for fiscal 2007 compares to 34.3% in fiscal 2006. Income tax for fiscal 2006 included the recognition of a $725,000 tax benefit associated with reversing a valuation allowance related to net operating losses in North America, a $290,000 tax expense related to the repatriation of $6.3 million of unremitted earnings of certain of the Company’s European subsidiaries under the provisions of the American Jobs Creation Act of 2004, and income tax expense of $211,000 related to a tax audit of prior years in the Company’s German operations. The effective tax rate for fiscal 2006 excluding these items was 38.8%. In addition, the Company is not able to record a tax benefit for non-cash stock-based compensation expense related to incentive stock options and the Company’s Employee Stock Purchase Plan, which had the effect of increasing the effective tax rate in fiscal 2007 and 2006 by 4.0% and 2.0%, respectively. The balance of the change in the effective tax rate reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their respective tax rates. See Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”.
Outlook – The outlook for fiscal 2008 is positive. The Company expects strong growth in sales of its Technology Products, driven for the most part by growth in the commercial products line. Based on the backlog as of June 30, 2007 and new vehicle tooling programs being considered by customers in the Company’s North American and European automotive markets, the Company also expects modest growth in its automotive products in fiscal 2008.
As a result of the foregoing, the Company expects both sales and net income levels for fiscal 2008 to be significantly higher than those of fiscal 2007, although the magnitude of the increase is difficult to project at this time.
Fiscal Year Ended June 30, 2006, Compared to Fiscal Year Ended June 30, 2005
Overview – The Company reported net income of $3.2 million or $0.35 per diluted share, for the fiscal year ended June 30, 2006 compared with net income of $3.3 million, or $0.35 per diluted share, for the fiscal year ended June 30, 2005. Specific line item results are described below.

Sales – Net sales of $57.9 million for fiscal 2006 were up $3.0 million, or 5.5%, compared with the same period one year ago. The following tables set forth comparison data for the Company’s net sales by product groups and geographic location.

Sales (by group)
(in millions)	2006		2005		Increase/(Decrease)
Automated Systems	$43.3	74.8%	$39.0	71.0%	$4.3	11.0%
Technology Products	10.9	18.8%	11.2	20.4%	(0.3)	(2.7)%
Value Added Services	3.7	6.4%	4.7	8.6%	(1.0)	(21.3)%

Totals	$57.9	100.0%	$54.9	100.0%	$3.0	5.5%

Sales (by location)
(in milions)	2006		2005		Increase/(Decrease)
Americas	$37.4	64.6%	$33.1	60.3%	$4.3	13.0%
Europe	18.9	32.6%	19.9	36.2%	(1.0)	(5.0)%
Asia	1.6	2.8%	1.9	3.5%	(0.3)	(15.8)%

Totals	$57.9	100.0%	$54.9	100.0%	$3.0	5.5%

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
Bookings – Bookings represent new orders received from customers. The Company had new order bookings during fiscal 2006 of $58.7 million compared with new order bookings of $53.9 million during fiscal 2005. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by product groups and geographic location.

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

Backlog – Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $18.8 million as of June 30, 2006 compared with $18.0 million as of June 30, 2005. The following tables set forth comparison data for the Company’s backlog by product groups and geographic location.

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
Gross Profit – Gross profit was $27.3 million, or 47.1% of sales, in the fiscal year ended June 30, 2006, as compared to $25.9 million, or 47.2% of sales, in the fiscal year ended June 30, 2005. The declining Euro through the first nine months of fiscal 2006 had the effect of reducing margins by approximately $400,000, or 0.7% of sales, in fiscal 2006 compared to fiscal 2005. Installation and manufacturing costs were 25.3% of sales this year compared to 26.6% of sales last year when unfavorable inventory adjustments were approximately $400,000 higher than in fiscal 2006. Product mix accounted for the balance of the change in gross profit as a percent of sales.
Selling, General and Administrative (SG&A) Expenses – SG&A expenses during fiscal 2006 were $15.2 million, compared with $14.0 million during fiscal 2005. The increase primarily reflected higher salary and benefit expenses of approximately $440,000 for merit and healthcare cost increases, costs of additional personnel to support sales growth plans in Asia and Europe of approximately $385,000, travel expenses of $375,000, non-cash stock-based compensation expense of $244,000, contract services of $170,000 to support sales growth initiatives, and employee profit sharing of approximately $130,000 that were partially offset by lower bad debt expense of approximately $400,000 compared with fiscal 2005 when a significant customer bankruptcy occurred, lower legal expense of approximately $290,000 and lower SG&A expense in Europe of $230,000 that primarily resulted from the lower value of the Euro compared to fiscal 2005.
Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $7.8 million for the fiscal year ended June 30, 2006, compared with $7.2 million for fiscal 2005. The increase was primarily due to incremental salary and benefit expenses of approximately $290,000 for merit and healthcare cost increases, non-cash stock-based compensation expense of $227,000, engineering materials of $165,000, and higher employee profit sharing of approximately $130,000 that were partially offset by lower spending for contract services of $360,000.
Interest Income, net – Net interest income was $722,000 in fiscal 2006, compared with $492,000 in fiscal 2005. The increase in interest income reflected higher average cash balances invested in short term securities at higher average interest rates during fiscal 2006.
Foreign Currency Gain Loss – There was a net foreign currency loss of $21,000 in fiscal 2006 compared with a net foreign currency loss of $49,000 in fiscal 2005. The loss in both years was primarily due to the change in foreign exchange rates between the time that the Company’s foreign subsidiaries, principally in Europe and Japan, received material denominated in U.S. dollars and when funds were converted to pay for the material received.
Other Income and Expense – Other expense of $142,000 in fiscal 2006 reflected the recognition of a $311,000 foreign currency translation adjustment related to closing Perceptron Canada, Inc. that was partially offset by the market value of $160,000 of stock received by the Company when a mutual life insurance company was demutualized. Other income in fiscal 2005 of $48,000 was primarily due to receipt of an insurance claim.
Income Taxes – Income tax for fiscal 2006 included the recognition of a $725,000 tax benefit associated with reversing a valuation allowance related to net operating losses in North America that the Company now believes will be utilized, a $290,000 tax expense related to the repatriation of $6.3 million of unremitted earnings of certain of the Company’s

European subsidiaries under the provisions of the American Jobs Creation Act of 2004, and income tax expense of $211,000 related to a tax audit of prior years in the Company’s German operations. The effective tax rate for fiscal 2006 excluding these items was 38.8% compared with 36.7% for fiscal year 2005. In addition, the Company is not able to record a tax benefit for non-cash stock-based compensation expense related to incentive stock options and the Company’s Employee Stock Purchase Plan, which had the effect of increasing the effective tax rate in fiscal 2006 by 2.0%. The balance of the change in the effective tax rate reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their respective tax rates. See Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”.
Liquidity and Capital Resources (as restated, see Note 13 to the Consolidated Financial Statements)
The Company’s cash and cash equivalents were $10.9 million at June 30, 2007 compared to $18.0 million at June 30, 2006. The cash decrease of $7.1 million for the fiscal year ended June 30, 2007, resulted primarily from $5.2 million used to buy back company stock, $3.5 million used to fund operations activities, and $1.2 million used for capital expenditures, which were mitigated by $1.6 million received from the Company’s stock plans and $925,000 from the sale of short-term investments.
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
See Item 3, “Legal Proceedings” and Note 6 to the Consolidated Financial Statements, “Contingencies”, for a discussion of certain contingencies relating to the Company’s liquidity, financial position and results of operations. See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies”.
Cash flows from investing activities include purchases and sales of short-term investments during the past three years. The Company has held in the past and currently holds investment grade securities including auction rate securities for which an auction is held every 28 days to provide holders of the investment the opportunity to increase (buy), decrease (sell) or hold their investment. In the past the Company identified, and reported, these investments as cash equivalents. Based on a review of SEC staff interpretations and FASB Statement 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company has concluded that these investments should be classified as short-term investments and has restated its Consolidated Statements of Cash Flow for the fiscal years ended June 30, 2007, June 30, 2006 and June 30, 2005, respectively, to reflect this reclassification. As a result of negative conditions in the global credit markets, auctions for the $6.3 million of investments the Company held as of June 30, 2007 in auction rate securities have failed beginning in August 2007. The failed auctions resulted in the interest rate on these investments resetting at a premium interest rate (in the range of 6.7% to 9.1%). In the event the Company needs to access the funds invested in these auction rate securities, the Company would not be able to liquidate these securities until a future auction of these securities is successful or a buyer is found outside of the auction process. Under applicable accounting rules, the Company will evaluate the securities each reporting period for temporary and other than temporary impairments, and to determine whether the securities remain properly classified as short-term. In October 2007 we identified a temporary impairment of approximately $370,000 pre-tax related to these auction rate securities that would be charged to Accumulated Other Comprehensive Income in the second quarter of our fiscal year 2008 if current market conditions persist. See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies-Short-term Investments” for further information on the Company’s short-term investments.
Based on the Company’s current business plan, cash and cash equivalents of $10.9 million at June 30, 2007 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity on these short-term investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2008 cash flow requirements.
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
Contractual Obligations
The following summarizes the Company’s contractual obligations at June 30, 2007, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

		Less than			More than 5
	Total	1 Year	1 – 3 Years	3 – 5 Years	Years
Purchase Obligations	$10,674	$9,173	$1,501	$0	$0

Operating Leases	$1,646	$913	$685	$48	$0
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
Interest Rate Risk
The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less. The Company’s short-term investments at June 30, 2007 consist of investment grade auction rate securities for which an auction is held every 28 days to provide holders of these auction rate securities the opportunity to increase (buy), decrease (sell) or hold their investment and to reset the yield on the investments. Given the short maturities and 28 day auction cycles and investment grade quality of the Company’s investment holdings at June 30, 2007, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company’s cash and cash equivalents and short-term investments. As a result, the Company does not currently hedge these interest rate exposures.
The Company’s short-term investments are also subject to risk due to a decline in value of the investment. As a result of negative conditions in the global credit markets, auctions for the $6.3 million of investments the Company held as of June 30, 2007 in auction rate securities have failed beginning in August 2007.  In the event the Company needs to access the funds invested in these auction rate securities, the Company would not be able to liquidate these securities until a future auction of these securities is successful or a buyer is found outside of the auction process.  The Company could experience losses on any such sales outside of the auction process. In addition, in the event that the auctions for these securities continue to fail, the Company is likely to have to record an impairment charge relating to a decline in the value of these securities. See Item 1A, “Risk Factors” and Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Short-term Investments”.

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
As described in Notes 1 and 13 to the consolidated financial statements, the consolidated balance sheets for the years ended June 30, 2007 and 2006 and the consolidated statements of cash flows for the years ended June 30, 2007, 2006 and 2005 have been restated.
/S/ Grant Thornton LLP
Southfield, Michigan
September 25, 2007, (except for the presentation of
short-term investments as described in Notes 1 and 13,
as to which the date is November 15, 2007)

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amount)

	2007	2006
	As Restated	As Restated
As of June 30,	(Note 13)	(Note 13)
ASSETS

Current Assets
Cash and cash equivalents	$10,878	$17,963
Short-term investments	6,300	7,225
Receivables:
Billed receivables, net of allowance for doubtful accounts of $673 and $352, respectively	21,287	15,623
Unbilled receivables	2,858	994
Other receivables	799	577
Inventories, net of reserves of $911 and $554, respectively	7,625	6,433
Deferred taxes	1,243	1,481
Other current assets	3,025	521

Total current assets	54,015	50,817

Property and Equipment
Building and land	5,984	6,013
Machinery and equipment	11,952	11,566
Furniture and fixtures	1,133	1,093

	19,069	18,672
Less — Accumulated depreciation and amortization	(12,012)	(11,264)

Net property and equipment	7,057	7,408

Deferred Tax Asset	4,384	4,170

Total Assets	$65,456	$62,395

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$3,446	$1,667
Accrued liabilities and expenses	2,764	2,277
Accrued compensation	1,075	1,740
Income taxes payable	883	145
Deferred revenue	3,483	2,336

Total current liabilities	11,651	8,165

Shareholders’ Equity
Preferred stock — no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,142 and 8,352, respectively	81	84
Accumulated other comprehensive income (loss)	869	(15)
Additional paid-in capital	36,346	39,111
Retained earnings	16,509	15,050

Total shareholders’ equity	53,805	54,230

Total Liabilities and Shareholders’ Equity	$65,456	$62,395

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

Years ended June 30,	2007	2006	2005

Net Sales	$62,252	$57,875	$54,892
Cost of Sales	35,252	30,588	28,985

Gross Profit	27,000	27,287	25,907

Operating Expenses
Selling, general and administrative	17,262	15,155	13,970
Engineering, research and development	7,885	7,764	7,242

Total operating expenses	25,147	22,919	21,212

Operating Income	1,853	4,368	4,695

Other Income and (Expenses)
Interest income, net	958	722	492
Foreign currency loss	(84)	(21)	(49)
Other	19	(142)	48

Total other income	893	559	491

Income Before Income Taxes	2,746	4,927	5,186

Income Tax Expense	1,287	1,688	1,904

Net Income	$1,459	$3,239	$3,282

Earnings Per Common Share
Basic	$0.18	$0.38	$0.37
Diluted	$0.17	$0.35	$0.35

Weighted Average Common Shares Outstanding
Basic	8,114	8,582	8,766
Dilutive effect of stock options	647	618	671

Diluted	8,761	9,200	9,437

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

	2007	2006	2005
	As Restated	As Restated	As Restated
Years ended June 30,	(Note 13)	(Note 13)	(Note 13)

Cash Flows from Operating Activities
Net income	$1,459	$3,239	$3,282
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Depreciation and amortization	1,333	1,345	1,326
Stock compensation expense	815	667	—
Deferred income taxes	15	753	775
Stock option income tax benefit	—	—	142
Disposal of assets	306	28	150
Allowance for doubtful accounts	326	(39)	(235)
Changes in assets and liabilities, exclusive of changes shown separately	(7,724)	3,976	(3,412)

Net cash (used for) provided from operating activities	(3,470)	9,969	2,028

Cash Flows from Financing Activities
Revolving credit borrowings	1,300	797	608
Revolving credit repayments	(1,300)	(797)	(608)
Proceeds from stock plans	1,601	542	407
Repurchase of company stock	(5,184)	(4,872)	(279)

Net cash (used for) provided from financing activities	(3,583)	(4,330)	128

Cash Flows from Investing Activities
Capital expenditures	(1,247)	(1,093)	(1,449)
Purchases of investments	(1,600)	(2,500)	(3,795)
Sales of investments	2,525	1,070	4,425

Net cash used for investing activities	(322)	(2,523)	(819)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	290	268	(12)

Net (Decrease) Increase in Cash and Cash Equivalents	(7,085)	3,384	1,325
Cash and Cash Equivalents, July 1	17,963	14,579	13,254

Cash and Cash Equivalents, June 30	$10,878	$17,963	$14,579

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Receivables, net	$(7,256)	$5,582	$(3)
Inventories	(1,007)	(550)	(196)
Accounts payable	2,523	(187)	410
Other current assets and liabilities	(1,984)	(869)	(3,623)

	$(7,724)	$3,976	$(3,412)

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$1	$10	$1
Cash paid during the year for income taxes	795	1,393	3,816
The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

			Accumulated
			Other	Additional		Total
	Common	Stock	Comprehensive	Paid-In	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity

Balances, June 30, 2004	8,716	$87	$(758)	$42,502	$8,529	$50,360

Comprehensive income (loss)
Net income					3,282	3,282
Other comprehensive income
Foreign currency translation adjustments			(87)			(87)
Hedging			168			168

Total comprehensive income						3,363
Stock plans	145	1		547		548
Stock repurchase	(39)			(279)		(279)

Balances, June 30, 2005	8,822	$88	$(677)	$42,770	$11,811	$53,992

Comprehensive income (loss)
Net income					3,239	3,239
Other comprehensive income
Foreign currency translation adjustments			700			700
Hedging			(38)			(38)

Total comprehensive income						3,901
Stock-based compensation				667		667
Stock plans	197	2		540		542
Stock repurchase	(667)	(6)		(4,866)		(4,872)

Balances, June 30, 2006	8,352	$84	$(15)	$39,111	$15,050	$54,230

Comprehensive income (loss)
Net income					1,459	1,459
Other comprehensive income
Foreign currency translation adjustments			967			967
Hedging			(83)			(83)

Total comprehensive income						2,343
Stock-based compensation				815		815
Stock plans	403	3		1,598		1,601
Stock repurchase	(613)	(6)		(5,178)		(5,184)

Balances, June 30, 2007	8,142	$81	$869	$36,346	$16,509	$53,805

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
The Company restated its Balance Sheet and Cash Flow Statements to reclassify short-term investments that had been identified and reported as cash and cash equivalents. See Short-term Investments below and Note 13 for more information regarding the restatement.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Fair value approximates carrying value because of the short maturity of the cash equivalents. At June 30, 2007, the Company had $10.9 million in cash and cash equivalents of which $6.4 million was held in foreign bank accounts.
Short-term Investments
The Company’s investments with a maturity of greater than three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at market value using the specific identification method. Investments held to maturity are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities to maturity. Any unrealized gains and losses on available for sale securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary.
The Company has held in the past and currently holds investment grade securities. The auction rate securities and select auction variable rate securities (“SAVRS”) shown in the table below were classified as available for sale and were recorded at market value using the specific identification method. A corporate bond security held in fiscal years 2006 and 2007 was classified as a held to maturity security and measured at amortized cost. In the past, the Company identified and reported these securities as cash equivalents. Based on a review of SEC staff interpretations and FASB Statement 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company has concluded that these securities should be classified as short-term investments. For the auction rate securities at June 30, 2007, an auction is held every 28 days to provide holders of these auction rate securities the opportunity to increase (buy), decrease (sell) or hold their investment. As a result of negative conditions in the global credit markets, auctions for the $6.3 million of the Company’s investments in auction rate securities have failed beginning in August 2007. The failed auctions have resulted in the interest rate on these securities resetting at a premium interest rate (in the range of 6.7% to 9.1%). In the event the Company needs to access funds invested in these auction rate securities, the Company would not be able to liquidate those securities until a future auction of these securities is successful or a buyer is found outside of the auction process. In October 2007 we identified a temporary impairment of approximately $370,000 pre-tax related to these auction rate securities that would be charged to Accumulated Other Comprehensive Income on the Balance Sheet in the second quarter of our fiscal year 2008 if current market conditions persist. These securities are being analyzed each reporting period for temporary and other-than-temporary impairment factors. The following table summarizes the Company’s short-term investments (in thousands):

		Estimated
	Amortized Cost	Fair Value
June 30, 2007
Auction rate securities	$6,300	$6,300

	$6,300	$6,300

June 30, 2006
Auction rate securities	$4,725	$4,725
SAVRs	1,500	1,500
Corporate bonds	1,000	1,000

	$7,225	$7,225

June 30, 2005
Auction rate securities	$4,225	$4,225
SAVRs	1,570	1,570

	$5,795	$5,795

There were no unrealized gains and losses on the short-term investments at June 30, 2007 and 2006, respectively.

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	June 30, 2007		June 30, 2006		June 30, 2005
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
Due in less than one year (1)	$6,300	$6,300	$7,225	$7,225	$5,795	$5,795
	$6,300	$6,300	$7,225	$7,225	$5,795	$5,795

(1)	An auction is held every 28 days to provide holders of the investment the opportunity to increase (buy), decrease (sell) or hold their investment. The auctions began to fail beginning in August 2007 and as a result, the investments are not liquid until a successful auction occurs.
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
Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash, short-term investments, accounts receivable, accounts payable, forward exchange contracts and amounts due to banks or other lenders, approximate their fair values at June 30, 2007 and 2006. Fair values have been determined through information obtained from market sources and management estimates.
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
Self-Insurance
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
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken in tax returns. The Interpretation is effective for fiscal years beginning after December 15, 2006 and will not have a material impact on the Company’s financial statements.

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
At June 30, 2007, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $674,000 at June 30, 2007). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2007 and June 30, 2006, GmbH had no borrowings outstanding.
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

Geographical Regions ($000)	Americas	Europe	Asia	Consolidated

Twelve months ended June 30, 2007
Net sales	$33,086	$26,772	$2,394	$62,252
Long-lived assets, net	6,438	513	106	7,057

Twelve months ended June 30, 2006
Net sales	$37,384	$18,938	$1,553	$57,875
Long-lived assets, net	6,765	534	109	7,408

Twelve months ended June 30, 2005
Net sales	$33,067	$19,897	$1,928	$54,892
Long-lived assets, net	7,142	521	24	7,687

1	The Company’s German subsidiary had net external sales of $26.8 million, $18.9 million and $19.9 million in the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Long-lived assets of the Company’s German subsidiary were $478,000, $514,000 and $505,000 as of June 30, 2007, 2006 and 2005, respectively.
12. Selected Quarterly Financial Data (unaudited)
Selected unaudited quarterly financial data for the fiscal years ended June 30, 2007 and 2006 are as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal Year 2007	09/30/06	12/31/06	03/31/07	06/30/07
Net sales	$10,710	$12,234	$15,954	$23,354
Gross profit	4,487	4,546	7,257	10,710
Net income (loss)	(641)	(864)	691	2,273
Earnings (loss) per share
Basic	(0.08)	(0.11)	0.09	0.28
Diluted	(0.08)	(0.11)	0.08	0.26

Fiscal Year 2006	09/30/05	12/31/05	03/31/06	06/30/06
Net sales	$12,760	$17,188	$13,447	$14,480
Gross profit	5,583	8,298	7,149	6,257
Net income (loss)	269	2,194	1,048	(272)
Earnings (loss) per share
Basic	0.03	0.25	0.12	(0.03)
Diluted	0.03	0.24	0.12	(0.03)
13. Restatement of Previously Issued Consolidated Financial Statements
Subsequent to filing the Company’s Form 10-K for the fiscal year ended June 30, 2007, the Company determined that its previously issued Consolidated Balance Sheets had short-term investments incorrectly identified and reported with cash and cash equivalents and as a result, the Consolidated Statements of Cash Flow did not reflect the purchases and sales activity of the short-term investments. The effects of the restatement on the Consolidated Balance Sheets at June 30, 2007 and 2006, and Consolidated Statements of Cash Flow for the years ended June 30, 2007, 2006 and 2005, are reflected in the following tables:

	For the Year Ended June 30, 2007
	As Reported	Adjustment	As Restated

Cash and cash equivalents	$17,178	$(6,300)	$10,878
Short-term investments	—	6,300	6,300

	For the Year Ended June 30, 2006
	As Reported	Adjustment	As Restated
Cash and cash equivalents	$25,188	$(7,225)	$17,963
Short-term investments	—	7,225	7,225

	For the Year Ended June 30, 2007
	As Reported	Adjustment	As Restated
Cash Flows from Operating Activities
Net cash (used for) provided from operating activities	$(3,470)	$—	$(3,470)

Cash Flows from Financing Activities
Net cash (used for) provided from financing activities	(3,583)	—	(3,583)

Cash Flows from Investing Activities
Purchases of investments	—	(1,600)	(1,600)
Sales of investments	—	2,525	2,525

Net cash used for investing activities	(1,247)	925	(322)
Effect of Exchange Rate changes on Cash and Cash Equivalents	290	—	290

Net (Decrease) Increase in Cash and Cash Equivalents	(8,010)	925	(7,085)
Cash and Cash Equivalents, July 1	25,188	(7,225)	17,963

Cash and Cash Equivalents, June 30	$17,178	$(6,300)	$10,878

	For the Year Ended June 30, 2006
	As Reported	Adjustment	As Restated
Cash Flows from Operating Activities
Net cash (used for) provided from operating activities	$9,969	$—	$9,969

Cash Flows from Financing Activities
Net cash (used for) provided from financing activities	(4,330)	—	(4,330)

Cash Flows from Investing Activities
Purchases of investments	—	(2,500)	(2,500)
Sales of investments	—	1,070	1,070

Net cash used for investing activities	(1,093)	(1,430)	(2,523)
Effect of Exchange Rate changes on Cash and Cash Equivalents	268	—	268

Net (Decrease) Increase in Cash and Cash Equivalents	4,814	(1,430)	3,384
Cash and Cash Equivalents, July 1	20,374	(5,795)	14,579

Cash and Cash Equivalents, June 30	$25,188	$(7,225)	$17,963

	For the Year Ended June 30, 2005
	As Reported	Adjustment	As Restated
Cash Flows from Operating Activities
Net cash (used for) provided from operating activities	$2,028	$—	$2,028

Cash Flows from Financing Activities
Net cash (used for) provided from financing activities	128	—	128

Cash Flows from Investing Activities
Purchases of investments	—	(3,795)	(3,795)
Sales of investments	—	4,425	4,425

Net cash used for investing activities	(1,449)	630	(819)
Effect of Exchange Rate changes on Cash and Cash Equivalents	(12)	—	(12)

Net (Decrease) Increase in Cash and Cash Equivalents	695	630	1,325
Cash and Cash Equivalents, July 1	19,679	(6,425)	13,254

Cash and Cash Equivalents, June 30	$20,374	$(5,795)	$14,579

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
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
During the first quarter of fiscal year 2008, the Company identified a material weakness in the Company’s internal control over financial reporting related to the identification and reporting of short-term investments as cash and cash equivalents. This deficiency resulted from the misclassification of these investments as cash equivalents and an error in applying generally accepted accounting principles in the classification of certain of the Company’s investments. The investments were primarily in investment grade auction rate securities. An auction is held every 28 days to provide holders of the investment the opportunity to increase (buy), decrease (sell) or hold their investment. Further review by the Company of these instruments together with applicable accounting and SEC literature has determined that the Company made an error in classifying these short-term investments as a cash equivalent. As a result, the Company has restated its Balance Sheet, Cash Flow Statements and related disclosures in this Form 10-K/A-1 to reflect the short-term investments separately from cash and cash equivalents. See Item 8, Note 13 to the Consolidated Financial Statements, “Restatement of Previously Issued Consolidated Financial Statements”. The Company is in the process of remediating the material weakness by revising its investment policy and implementing additional review and oversight processes to ensure compliance with generally accepted accounting principles.
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
ITEM 9B: OTHER INFORMATION
None.
PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE OF THE REGISTRANT
The information contained under the captions “Matters to Come before the Meeting – Proposal 1: Election of Directors”, “Corporate Governance”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” of the registrant’s proxy statement for 2007 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.
The information required by Part III, Item 10 with respect to the Company’s nominating committee, audit committee and the audit committee’s financial expert is set forth in the Proxy Statement under the captions “Corporate Governance – Audit Committee”, “Corporate Governance – Nominating and Corporate Governance Committee” and “Corporate Governance – Audit Committee Report,” which paragraphs are incorporated herein by reference.
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
ITEM 11: EXECUTIVE COMPENSATION
The information contained under the captions “Matters to Come before the Meeting – Proposal 1: Election of Directors – Director Compensation for 2007”, “Matters to Come before the Meeting – Proposal 1: Election of Directors – Standard Director Compensation Arrangements”, “Compensation of Executive Officers”, “Corporate Governance – Management Development, Compensation and Stock Option Committee Interlocks and Insider Participation” and “Compensation of Executive Officers – Report of the Management Development, Compensation and Stock Option Committee” of the Proxy Statement is incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the captions “Share Ownership of Management and Certain Shareholders – Principal Shareholders” and “Share Ownership of Management and Certain Shareholders – Beneficial Ownership by Directors and Executive Officers” of the Proxy Statement is incorporated herein by reference.
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
The 1998 Plan provides for acceleration of vesting of awards in the event of a change in control of the Company. See “Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control” of the Proxy Statement for a definition of change in control. The 1998 Plan will terminate automatically on February 25, 2008. However, the Board may amend or terminate the 1998 Plan at any time without shareholder approval, but no amendment or termination of the 1998 Plan or any award agreement may adversely affect any award previously granted under the 1998 Plan without the consent of the participant. The NASDAQ listing requirements prohibit the Company from amending the 1998 Plan to add additional shares of Common Stock without shareholder approval.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS and DIRECTOR INDEPENDENCE
The information contained under the captions “Corporate Governance – Board of Directors and Committees” and “Related Party Transactions” of the Proxy Statement is incorporated herein by reference.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the captions “Independent Accountants – Policy for Pre-Approval of Audit and Non-Audit Services” and “Independent Accountants – Fees Paid to Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15: EXHIBITS and FINANCIAL STATEMENT SCHEDULES
A.	Financial Statements and Schedules Filed

Financial Statements — see Item 8 of this report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

B.	Exhibits:

Exhibits — the exhibits filed in response to Item 601 of Regulation S-K with this report are listed on pages 51 through 54. The Exhibit List is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Perceptron, Inc. (Registrant)
By:	/S/ Alfred A. Pease
Alfred A. Pease, Chairman of the Board,
President and Chief Executive Officer (Principal Executive Officer) Date: November 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Alfred A. Pease	Chairman of the Board, President,	November 14, 2007

Alfred A. Pease	Chief Executive Officer and Director
(Principal Executive Officer)

/S/ John H. Lowry III	Vice President and Chief Financial Officer	November 14, 2007

John H. Lowry III	(Principal Financial Officer)

/S/ Sylvia M. Smith	Controller (Principal Accounting Officer)	November 14, 2007

Sylvia M. Smith

	Director	November 14, 2007

David J. Beattie

	Director	November 14, 2007

Kenneth R. Dabrowski

/S/ Philip J. DeCocco	Director	November 14, 2007

Philip J. DeCocco

/S/ W. Richard Marz	Director	November 14, 2007

W. Richard Marz

/S/ Robert S. Oswald	Director	November 14, 2007

Robert S. Oswald

/S/ James A. Ratigan	Director	November 14, 2007

James A. Ratigan

/S/ Terryll R. Smith	Director	November 14, 2007

Terryll R. Smith

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.	Restated Articles of Incorporation and Bylaws.

3.1	Restated Articles of Incorporation, as amended to date, are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1998.

3.2	Amended and Restated Bylaws, as amended to date, are incorporated herein by reference to Exhibit 3.2 of the Company’s Form S-8 Registration Statement No. 333-55164.

4.	Instruments Defining the Rights of Securities Holders.

4.1	Articles IV, V and VI of the Company’s Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1998.

4.2	Articles I, II, III, VI, VII, X and XI of the Company’s Amended and Restated Bylaws are incorporated herein by reference to Exhibit 3.2 of the Company’s Form S-8 Registration Statement No. 333-55164.

4.3	Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.9 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2002.

4.4	Form of certificate representing Rights (included as Exhibit B to the Rights Agreement filed as Exhibit 4.5) is incorporated herein by reference to Exhibit 2 of the Company’s Report on Form 8-K filed March 24, 1998. Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the earlier of (i) the tenth business day after the Shares Acquisition Date (or, if the tenth day after the Shares Acquisition Date occurs before the Record Date, the close of business on the Record Date) (or, if such Shares Acquisition Date results from the consummation of a Permitted Offer, such later date as may be determined before the Distribution Date, by action of the Board of Directors, with the concurrence of a majority of the Continuing Directors), or (ii) the tenth business day (or such later date as may be determined by the Board of Directors, with the concurrence of a majority of the Continuing Directors, prior to such time as any person becomes an Acquiring Person) after the date of the commencement of, or first public announcement of the intent to commence, a tender or exchange offer by any person or group of affiliated or associated persons (other than the Company or certain entities affiliated with or associated with the Company), other than a tender or exchange offer that is determined before the Distribution Date to be a Permitted Offer, if, upon consummation thereof, such person or group of affiliated or associated persons would be the beneficial owner of 15% or more of such outstanding shares of Common Stock.

4.5	Rights Agreement, dated as of March 24, 1998, between Perceptron, Inc. and American Stock Transfer & Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit 2 of the Company’s Report on Form 8-K filed March 24, 1998.

4.6	First Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2003.

4.7	Second Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.7 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2003.

4.8	Third Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.8 of the Company’s Report on Form 10-K for the Year Ended June 30, 2004.

4.9	Fourth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed January 5, 2005.

4.10	Fifth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 4.10 of the Company’s Report on Form 10-Q for the Quarter ended September 30, 2005.

4.11	Sixth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 4.11 of the Company’s Report on Form 10-Q for the Quarter ended September 30, 2006.

Exhibit No.	Description of Exhibits

4.12	Seventh Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed December 21, 2006.

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

10.	Material Contracts.

10.1	Registration Agreement, dated as of June 13, 1985, as amended, among the Company and the Purchasers identified therein, is incorporated by reference to Exhibit 10.3 of the Company’s Form S-1 Registration Statement (amended by Exhibit 10.2) No. 33-47463.

10.2	Patent License Agreement, dated as of August 23, 1990, between the Company and Diffracto Limited, is incorporated herein by reference to Exhibit 10.10 of the Company’s Report on Form S-1 Registration Statement No. 33-47463.

10.3	Form of Proprietary Information and Inventions Agreement between the Company and all of the employees of the Company is incorporated herein by reference to Exhibit 10.11 of the Company’s Form S-1 Registration Statement No. 33-47463.

10.4	Form of Confidentiality and Non-Disclosure Agreement between the Company and certain vendors and customers of the Company is incorporated herein by reference to Exhibit 10.12 of the Company’s Form S-1 Registration Statement No. 33-47463.

10.5	Form of Executive Agreement Not to Compete between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2005.

10.6@	Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed December 10, 2004.

10.7@	Form of Incentive Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed January 5, 2005.

10.8@	Form of Nonqualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed January 5, 2005.

10.9@	Form of Incentive Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed December 27, 2005.

10.10@	Form of Nonqualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed December 27, 2005.

10.11@	Form of Nonqualified Stock Option Agreement Terms – Board of Directors under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 10, 2006.

10.12@	1998 Global Team Member Stock Option Plan and Form of Non-Qualified Stock Option Agreements under such Plan is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1997.

10.13@	First Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.28 of the Company’s Report on Form 10-K for the Transition Period Ended June 30, 1999.

10.14@	Second Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.29 of the Company’s Report on Form 10-K for the Transition Period Ended June 30, 1999.

10.15@	Third Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.6 of the Company’s Form S-8 Registration Statement No. 333-55164.

Exhibit No.	Description of Exhibits

10.16@	Fourth Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.7 of the Company’s S-8 Registration Statement No. 333-76194.

10.17@	Form of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after September 1, 1998 is incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 10-K for the Year Ended December 31, 1998.

10.18@	Forms of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.31 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1999.

10.19@	Form of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after January 1, 2006 is incorporated by reference to Exhibit 10.47 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2006.

10.20@	Perceptron, Inc. Employee Stock Purchase Plan, as amended and restated as of October 22, 2004, is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed December 10, 2004.

10.21@	Amended and Restated 1992 Stock Option Plan is incorporated herein by reference to Exhibit 10.53 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1996.

10.22@	First Amendment to Amended and Restated 1992 Stock Plan is incorporated by reference to Exhibit 10.39 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1997.

10.23@	Second Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.26 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1999.

10.24@	Third Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.35 of the Company’s Report on Form 10-K for the Year Ended June 30, 2001.

10.25@	Fourth Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.37 of the Company’s Report on Form 10-K for the Year Ended June 30, 2002.

10.26@	Forms of Incentive Stock Option Agreements (Team Members and Officers) and Non-Qualified Stock Option Agreements under 1992 Stock Option Plan after January 1, 1997, and Amendments to existing Stock Option Agreements under the 1992 Stock Option Plan is incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1996.

10.27@	Forms of Incentive Stock Option Agreements (Officers) and Non-Qualified Stock Option Agreements (Officers) under 1992 Stock Option Plan after September 1, 1998 is incorporated by reference to Exhibit 10.25 of the Company’s Report on Form 10-K for the Year Ended December 31, 1998.

10.28@	Forms of Incentive Stock Option Agreements (Officers) and Non-Qualified Stock Option Agreements (Officers) under 1992 Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.30 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1999.

10.29@	Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1996.

10.30@	First Amendment to Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.27 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1999.

10.31@	Second Amendment to the Perceptron, Inc. Directors Stock Option Plan (Amended and Restated October 31, 1996) is incorporated by reference to Exhibit 10.33 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2000.

10.32@	Form of Non-Qualified Stock Option Agreements and Amendments under the Director Stock Option Plan is incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1996.

10.33@	Forms of Non-Qualified Stock Option Agreements under the Directors Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.32 of the Company’s Report on Form 10-Q for the Quarter Ended December 31, 1999.

10.34@	Letter Agreement, dated February 14, 1996, between the Company and Alfred A. Pease is incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1996.

Exhibit No.	Description of Exhibits

10.35	Covenant Not to Compete between U.S. Natural Resources, Inc., and Perceptron, Inc., dated March 13, 2002 is incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed March 29, 2002.

10.36@	Written Description of 2006 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed December 27, 2005.

10.37@	Written Description of 2007 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed November 17, 2006.

10.38@	Written Description of 2008 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 9, 2007.

10.39@	Severance Agreement, dated September 7, 2005, between the Company and Alfred A. Pease is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed September 12, 2005.

10.40@	Severance Agreement, dated September 7, 2005, between the Company and Harry T. Rittenour is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed September 12, 2005.

10.41@	Severance Agreement, dated September 8, 2005, between the Company and Wilfred J. Corriveau is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed September 12, 2005.

10.42@	Severance Agreement, dated September 7, 2005, between the Company and John J. Garber is incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K filed September 12, 2005.

10.43@	Severance Agreement, dated May 18, 2007, between the Company and Paul J. Eckhoff is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed May 23, 2007.

10.44@	Severance Agreement, dated June 12, 2007, between the Company and John H. Lowry III is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed June 25, 2007.

10.45@	Consulting Agreement, dated January 5, 2007, between the Company and John J. Garber is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed January 10, 2007.

21.	A list of subsidiaries of the Company is incorporated by reference to Exhibit 21 of the Company’s Report on Form 10-K for the Year Ended June 30, 2002.

23.*	Consent of Experts and Counsel.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

31.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.	Section 1350 Certifications.

32.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*	Filed with the Company’s Annual Report on Form 10-K/A-1 for the fiscal year ended June 30, 2007.

@	Indicates a management contract, compensatory plan or arrangement.