Form 10-Q
period 2007-09-30
PERCEPTRON INC/MI
filed 2007-11-16
CIK 887226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.
Commission file number: 0-20206
PERCEPTRON, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2381442 (I.R.S. Employer Identification No.)

47827 Halyard Drive, Plymouth, Michigan (Address of Principal Executive Offices)	48170-2461 (Zip Code)
(734) 414-6100
(Registrant’s Telephone Number, Including Area Code)
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
Yes ☑                            No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                            No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of November 7, 2007, was:

Common Stock, $0.01 par value	8,404,385

Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended September 30, 2007

		Page
		Number
COVER		1

INDEX		2

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION
Item 1A.	Risk Factors	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

SIGNATURES		24
Amended and Restated Bylaws, as amended to date
Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
Certification by the Chief Executive Officer Pursuant to Section 906
Certification by the Chief Financial Officer Pursuant to Section 906

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
(In Thousands, Except Per Share Amount)	2007	2007
	(Unaudited)	As Restated
		(Note 13)
ASSETS

Current Assets
Cash and cash equivalents	$18,334	$10,878
Short term investments	6,300	6,300
Receivables:
Billed receivables, net of allowance for doubtful accounts of $601 and $673, respectively	15,853	21,287
Unbilled receivables	3,360	2,858
Other receivables	649	799
Inventories, net of reserves of $1,021 and $911, respectively	8,719	7,625
Deferred taxes	1,243	1,243
Other current assets	2,753	3,025

Total current assets	57,211	54,015

Property and Equipment
Building and land	6,013	5,984
Machinery and equipment	12,311	11,952
Furniture and fixtures	1,074	1,133

	19,398	19,069
Less — Accumulated depreciation and amortization	(12,420)	(12,012)

Net property and equipment	6,978	7,057

Deferred Tax Asset	4,103	4,384

Total Assets	$68,292	$65,456

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,898	$3,446
Accrued liabilities and expenses	2,910	2,764
Accrued compensation	1,343	1,075
Income taxes payable	663	883
Deferred revenue	4,359	3,483

Total current liabilities	12,173	11,651

Shareholders’ Equity
Preferred stock — no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,358 and 8,142, respectively	84	81
Accumulated other comprehensive income	1,545	869
Additional paid-in capital	37,534	36,346
Retained earnings	16,956	16,509

Total shareholders’ equity	56,119	53,805

Total Liabilities and Shareholders’ Equity	$68,292	$65,456

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands, Except Per Share Amounts)	2007	2006

Net Sales	$17,666	$10,710

Cost of Sales	10,565	6,223

Gross Profit	7,101	4,487

Operating Expenses
Selling, general and administrative	4,403	3,887
Engineering, research and development	2,195	1,732

Total operating expenses	6,598	5,619

Operating Income (Loss)	503	(1,132)

Other Income and (Expenses)
Interest income, net	215	314
Foreign currency gain (loss)	131	(5)
Other	1	5

Total other income	347	314

Income (Loss) Before Income Taxes	850	(818)

Income Tax Expense (Benefit)	403	(177)

Net Income (Loss)	$447	$(641)

Earnings (Loss) Per Common Share
Basic	$0.05	($0.08)
Diluted	$0.05	($0.08)

Weighted Average Common Shares Outstanding
Basic	8,205	8,343
Dilutive effect of stock options	599	—

Diluted	8,804	8,343

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands)	2007	2006
		As Restated
		(Note 13)
Cash Flows from Operating Activities
Net income (loss)	$447	$(641)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Depreciation and amortization	317	333
Stock compensation expense	168	275
Deferred income tax benefit	302	(286)
Other	(93)	125
Changes in assets and liabilities, exclusive of changes shown separately	5,004	692

Net cash provided from operating activities	6,145	498

Cash Flows from Financing Activities
Revolving credit borrowings	10	33
Revolving credit repayments	(10)	(33)
Proceeds from stock plans	1,022	266
Repurchase of company stock	—	(932)

Net cash provided from (used for) financing activities	1,022	(666)

Cash Flows from Investing Activities
Capital expenditures	(201)	(448)
Purchases of investments	—	—
Sales of investments	—	25

Net cash used for investing activities	(201)	(423)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	490	55

Net Increase (Decrease) in Cash and Cash Equivalents	7,456	(536)
Cash and Cash Equivalents, July 1	10,878	17,963

Cash and Cash Equivalents, September 30	$18,334	$17,427

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Receivables, net	$5,637	$2,614
Inventories	(885)	(1,463)
Accounts payable	(638)	71
Other current assets and liabilities	890	(530)

	$5,004	$692

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying consolidated financial statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K/A-1. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary, including the Company’s reclassification of investments from cash and cash equivalents to short term investments, see Note 2, for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
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
The Company has short-term investments in investment grade auction rate securities. The auction rate securities are classified as available for sale and are recorded at market value using the specific identification method. An auction is held every 28 days to provide holders of these auction rate securities the opportunity to increase (buy), decrease (sell) or hold their investment. As a result of negative conditions in the global credit markets, auctions for the $6.3 million of the Company’s investments in auction rate securities have failed beginning in August 2007. The failed auctions have resulted in the interest rate on these securities resetting at a premium interest rate (in the range of 6.7% to 9.1%). In the event the Company needs to access funds invested in these auction rate securities, the Company would not be able to liquidate those securities until a future auction of these securities is successful or a buyer is found outside of the auction process. In October 2007 we identified a temporary impairment of approximately $370,000 pre-tax related to these auction rate securities that would be charged to Accumulated Other Comprehensive Income on the Balance Sheet in the second quarter of our fiscal year 2008 if current market conditions persist. These securities are being analyzed each reporting period for temporary and other-than-temporary impairment factors.
Based on the Company’s current business plan, cash and cash equivalents of $18.3 million at September 30, 2007 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity on these short term investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2008 cash flow requirements.
3. Inventory
Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1,021,000 and $911,000 at September 30, 2007 and June 30, 2007, respectively, is comprised of the following (in thousands):

	September 30,	June 30,
	2007	2007
Component parts	$3,020	$2,900
Work in process	522	355
Finished goods	5,177	4,370

Total	$8,719	$7,625

4. Earnings Per Share
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
Options to purchase 390,000 and 258,000 shares of common stock outstanding in the three months ended September 30, 2007 and 2006, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.
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
At September 30, 2007, the Company had forward exchange contracts to sell 5.0 million Euros ($6.9 million equivalent) at a weighted average settlement rate of 1.38 Euros to the United States Dollar. The contracts outstanding at September 30, 2007, mature through March 31, 2008. The objective of the hedge transactions is to protect designated portions of the Company’s net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized a loss of approximately $236,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts during the quarter ended September 30, 2007. Offsetting this amount in other comprehensive income (loss) was the translation effect of the Company’s foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company’s forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.

At September 30, 2006, the Company had approximately $2.6 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.28 Euros to the United States Dollar. The Company recognized income of $73,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the quarter ended September 30, 2006.
6. Comprehensive Income
Comprehensive income is defined as the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

Three Months Ended September 30,	2007	2006
Net Income (Loss)	$447	$(641)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	912	150
Forward contracts	(236)	73

Total Comprehensive Income (Loss)	$1,123	$(418)

7. Credit Facilities
The Company had no debt outstanding at September 30, 2007.
The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2008. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non real estate assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank’s prime rate (7.75% as of September 30, 2007) dependent upon the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 7.11% as of September 30, 2007) dependent upon the Company’s ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company’s ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.2 million as of September 30, 2007 and to have no advances outstanding for 30 consecutive days each calendar year. At September 30, 2007, the Company had no borrowings outstanding.
At September 30, 2007, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $713,600 at September 30, 2007). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2007, GmbH had no borrowings outstanding.

8. Stock-Based Compensation
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
The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $168,000 and $275,000 in the three months ended September 30, 2007 and 2006, respectively. This had the effect of decreasing net income by $137,000, or $0.02 per diluted share, and $219,000, or $0.03 per diluted share, for the three months ended September 30, 2007 and 2006 respectively. As of September 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1.3 million. The Company expects to recognize this cost over a weighted average vesting period of 2.76 years.
The Company maintains a 1992 Stock Option Plan (“1992 Plan”) and a 1998 Global Team Member Stock Option Plan (“1998 Plan”) covering substantially all company employees and certain other key persons and a Directors Stock Option Plan (“Directors Plan”) covering all non-employee directors. During fiscal 2005, shareholders approved a new 2004 Stock Incentive Plan that replaced the 1992 and Directors Stock Option Plans as to future grants. Options previously granted under the 1992 and Directors Stock Option Plans will continue to be maintained until all options are executed, cancelled or expire. The 2004, 1992 and Directors Plans are administered by a committee of the Board of Directors, the Management Development compensation and Stock Option Committee (the “Management Development Committee”). The 1998 Plan is administered by the President of the Company.
Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development Committee, unless specified in the 2004 Stock Incentive Plan. As of September 30, 2007, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. Options outstanding under the Directors Stock Option Plan are either an initial option or an annual option. Prior to December 7, 2004, annual options of 3,000 shares were granted as of the date of the respective annual meeting to each non-employee director serving at least six months prior to the annual meeting and become exercisable in three annual increments of 33 1/3% after the date of grant. Options under the Directors Stock Option Plan expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.

The estimated fair value as of the date options were granted during the periods presented, using the Black Scholes option-pricing model, was as follows:

	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006
Weighted average estimated fair value per share of options granted during the period	$4.03	$3.03
Assumptions:
Amortized dividend yield	—	—
Common stock price volatility	30.77%	32.78%
Risk free rate of return	4.88%	5.13%
Expected option term (in years)	5	5
The Company received $974,000 in cash from option exercises under all share-based payment arrangements for the three months ended September 30, 2007.
9. Income Taxes
On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (‘FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken in tax returns. For financial reporting purposes, the Company can recognize only tax benefits from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions and income tax disclosures.
Adopting FIN 48 did not result in any material adjustment in the liability for unrecognized income tax benefits. On July 1, 2007, the Company had $1.6 million of unrecognized tax benefits, of which $844,000 would affect the effective tax rate if recognized. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within the next twelve months. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. As of July 1, 2007 there was no accrued interest or penalties related to uncertain tax positions recorded on the Company’s financial statements. For U.S. Federal income tax purposes, the tax years 1999 — 2006 remain open to examination as a result of the Company’s net operating loss carryforward. For German income tax purposes, the tax years 2004 — 2006 remain open to examination.
In July 2007, the State of Michigan signed into law the Michigan Business Tax Act, replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes take effect on January 1, 2008, and, because they are based on or derived from income-based measures, the provisions of SFAS No. 109, “Accounting for Income Taxes,” apply as of the enactment date. In September 2007, an amendment to the Michigan Business Tax Act was also signed into law establishing a deduction to the business income tax base if temporary differences associated with certain assets result in a net deferred tax liability as of December 31, 2007. The Company has a small net deferred tax asset. Therefore, this deduction does not apply.

10. Commitments and Contingencies
Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $6.7 million using a September 30, 2007 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS’ claims.
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
11. New Accounting Pronouncements
In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The impact of adopting this statement on the Company’s financial statements has not yet been evaluated.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but does provide guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. The impact of adopting this statement on the Company’s financial statements has not yet been evaluated.

12. Segment and Geographic Information
Effective April 1, 2007, the Company organized its business into two operating segments, Automated Systems and Technology Products. The Company’s reportable segments are strategic business units that have separate management teams focused on different marketing strategies. The Automated Systems segment primarily sells its products to automotive companies either directly or through manufacturing line builders, system integrators or original equipment manufacturers (“OEMs”). The Company’s Automated Systems products are primarily custom-designed systems typically purchased for installation in connection with new model retooling programs. The Automated Systems segment includes value added services that are primarily related to Automated Systems products. The Technology Products segment sells its product to a variety of markets through OEMs, system integrators, value-added resellers and distributors. The Company’s Technology Products target the digitizing, reverse engineering and inspection markets and include products that are sold as whole components ready for use.
The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance based on operating income, excluding unusual items. Company-wide costs are allocated between segments based on revenues and/or labor as deemed appropriate.

Reportable Segments ($000)	Automated Systems	Technology Products	Consolidated

Three months ended September 30, 2007
Net sales	$8,114	$9,552	$17,666
Operating income (loss)	(1,182)	1,685	503
Assets	52,973	15,294	68,267
Depreciation and amortization	9,945	2,475	12,420

Three months ended September 30, 2006
Net sales	$7,821	$2,889	$10,710
Operating income (loss)	(565)	(567)	(1,132)
Assets	47,171	14,304	61,475
Depreciation and amortization	9,150	2,438	11,588
13. Restatement of Previously Issued Consolidated Financial Statements
Subsequent to filing the Company’s Form 10-K for the fiscal year ended June 30, 2007, the Company determined that its previously issued Consolidated Balance Sheets had short-term investments incorrectly identified and reported with cash and cash equivalents. As a result, the Consolidated Statements of Cash Flow did not reflect the purchases and sales activity of the short-term investments. The restatement did not have any effect on the Income Statement in any year. The effects of the restatement on the Consolidated Balance Sheet at June 30, 2007, and the Consolidated Statement of Cash Flow for the three months ended September 30, 2006 are reflected in the following tables:

	June 30, 2007
	As Reported	Adjustment	As Restated
Cash and cash equivalents	$17,178	$(6,300)	$10,878
Short-term investments	—	6,300	6,300

	For the Three Months Ended
	September 30, 2006
	As Reported	Adjustment	As Restated
Cash Flows from Operating Activities
Net cash provided from operating activities	$498	$—	$498

Cash Flows from Financing Activities
Net cash used for financing activities	(666)	—	(666)

Cash Flows from Investing Activities
Purchases of investments	—	—	—
Sales of investments	—	25	25

Net cash used for investing activities	(448)	25	(423)
Effect of Exchange Rate changes on Cash and Cash Equivalents	55	—	55

Net Increase (Decrease) in Cash and Cash Equivalents	(561)	25	(536)
Cash and Cash Equivalents, July 1	25,188	(7,225)	17,963

Cash and Cash Equivalents, September 30	$24,627	$(7,200)	$17,427

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT
We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to fiscal 2008 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released and from our plans to make important new investments, largely for personnel, for newly introduced products and geographic growth opportunities in the U.S., Europe, Eastern Europe, Asia, the timing of the introduction of new products, our ability to fund our fiscal year 2008 cash flow requirements and customers’ current and future interest in our Value Added Services. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A — Risk Factors” of the Company’s Annual Report on Form 10-K/A-1 for fiscal year 2007. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s products have shorter lead times than other components and are required later in the process, orders for the Company’s products tend to be given later in the integration process. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products and expand into new geographic markets. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.

OVERVIEW
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and markets non-contact metrology solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement and inspection applications. Perceptron’s product offerings are designed to improve quality, increase productivity and decrease costs in manufacturing and product development. Perceptron also produces innovative technology solutions for scanning and inspection, serving industrial, trade and consumer applications. The solutions offered by the Company are divided into two segments: 1) The Automated Systems segment made up of AutoGauge®, AutoFit®, AutoScan®, and AutoGuide® products and Value Added Services for consulting, training and non-warranty support services; and 2) The Technology Products segment made up of ScanWorks®, Non-Contact Wheel Alignment (“WheelWorks®”), TriCam® sensors for the forest products industry and commercial products. The Company services multiple markets, with the largest being the automotive industry. The Company’s primary operations are in the Americas, Europe and Asia.
In the fiscal quarter ended March 31, 2007 the Company launched its first commercial product, the SeeSnake® micro™, designed to be used by professional tradespersons as well as individual homeowners. The SeeSnake® micro™ is an optical technology tool that allows its user to see in unreachable places, via a liquid crystal display screen on a hand held unit. It is used to detect and diagnose problems a tradesperson or homeowner may have beneath, behind, or in-between places that cannot otherwise be seen — such as around machinery, inside pipes, behind walls, inside ductwork, etc. Attachments also allow the user to retrieve loose objects via a hook or magnet. The product is sold to Ridge Tool pursuant to a long-term supply agreement, which requires Ridge Tool to purchase certain minimum levels of product to maintain exclusivity. The Company expects to introduce additional electronic inspection products in fiscal 2008 and future years.
New vehicle tooling programs represent the most important selling opportunity for the Company’s automotive related sales. The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans and is also influenced by the state of the economy.
The Company is continuing its efforts to expand its opportunities outside the automotive industry, through both the new commercial product development efforts in its Technology Products segment and with non-automotive prospects for its Automated Systems. The Company expects sales from its Technology Products segment, in large part due to anticipated growth in commercial products, to become a greater percentage of overall revenue in fiscal 2008.
The Company’s financial base remained strong, and strengthened during the quarter, with no debt and approximately $24.6 million of cash and short-term investments at September 30, 2007 available to support its growth plans. Near-term the Company will focus on the successful production and release of its recently announced new line of electronic inspection products and its previously announced growth strategy in new geographic markets, principally in Asia.
As detailed in Note 13 to the Consolidated Financial Statements, “Restatement of Previously Issued Consolidated Financial Statements”, subsequent to filing the Company’s Form 10-K for the fiscal year ended June 30, 2007, then Company determined that its previously issued Consolidated Balance Sheets had short-term investments incorrectly identified and reported with cash and cash equivalents. As a result, we restated our financial statements for the fiscal years 2007, 2006 and 2005.
RESULTS OF OPERATIONS
Overview — For the first quarter of fiscal 2008, the Company reported net income of $447,000, or $0.05 per diluted share, compared to net loss of $641,000 or $0.08 per diluted share, for the first quarter of fiscal 2007. Specific line item results are described below.

Sales — Net sales were $17.7 million for the first quarter of fiscal 2008 compared to net sales of $10.7 million for the same period one year ago. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

	First		First
Sales (by segment)	Quarter		Quarter
(in millions)	2008		2007		Increase/(Decrease)
Automated Systems	$8.1	45.8%	$7.8	72.9%	$0.3	3.8%
Technology Products	9.6	54.2%	2.9	27.1%	6.7	231.0%

Totals	$17.7	100.0%	$10.7	100.0%	$7.0	65.4%

	First		First
Sales (by location)	Quarter		Quarter
(in millions)	2008		2007		Increase/(Decrease)
Americas	$13.0	73.4%	$4.5	42.1%	$8.5	188.9%
Europe	4.0	22.6%	5.6	52.3%	(1.6)	(28.6)%
Asia	0.7	4.0%	0.6	5.6%	0.1	16.7%

Totals	$17.7	100.0%	$10.7	100.0%	$7.0	65.4%

Sales of the Company’s Technology Products increased $6.7 million primarily due to the new commercial product that was not available in the first quarter of fiscal 2007. This was also the primary cause of the increase in sales in the Americas in fiscal 2008 compared to fiscal 2007. The Company also experienced growth in our North American Automated Systems business that was partially offset by lower Automated Systems sales in Europe. The sales decrease in Europe was mitigated by a favorable strengthening of the Euro during the first quarter of fiscal 2008 that based on conversion rates in effect during the quarter, resulted in approximately $286,000 of higher sales than rates in effect in the corresponding quarter of fiscal 2007 would have yielded.
Bookings — Bookings represent new orders received from customers. The Company had new order bookings during the quarter of $17.5 million compared with new order bookings of $19.7 million in the fourth quarter of fiscal 2007 and $9.6 million for the quarter ended September 30, 2006. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segments and geographic location.

	First		First
Bookings (by segment)	Quarter		Quarter
(in millions)	2008		2007		Increase/(Decrease)
Automated Systems	$11.8	67.4%	$6.6	68.8%	$5.2	78.8%
Technology Products	5.7	32.6%	3.0	31.2%	2.7	90.0%

Totals	$17.5	100.0%	$9.6	100.0%	$7.9	82.3%

	First		First
Bookings (by location)	Quarter		Quarter
(in millions)	2008		2007		Increase/(Decrease)
Americas	$9.8	56.0%	$6.3	65.6%	$3.5	55.6%
Europe	6.4	36.6%	2.8	29.2%	3.6	128.6%
Asia	1.3	7.4%	0.5	5.2%	0.8	160.0%

Totals	$17.5	100.0%	$9.6	100.0%	$7.9	82.3%

The Company’s level of new orders, particularly as they relate to the Automated Systems segment, fluctuates from quarter to quarter. Automated Systems bookings increased $5.2 million in the first quarter of fiscal 2008 over the same quarter in fiscal 2007. The orders received during the first quarter of fiscal 2007 were unusually low in both the Americas and Europe as a result of the timing of orders on customer programs. Technology Products bookings during the first quarter of fiscal 2008 increased $2.7 million over the previous year primarily as a result of orders received for the Company’s new commercial product that was not available in the first quarter of fiscal 2007. This was also the primary cause of the increase in bookings in the Americas in fiscal 2008 compared to fiscal 2007.
Backlog — Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $22.8 million as of September 30, 2007 compared with $23.0 million as of June 30, 2007 and $17.7 million as of September 30, 2006. The following tables set forth comparison data for the Company’s backlog by segments and geographic location.

	First		First
Backlog (by segment)	Quarter		Quarter
(in millions)	2008		2007		Increase/(Decrease)
Automated Systems	$16.8	73.7%	$15.9	89.8%	$0.9	5.7%
Technology Products	6.0	26.3%	1.8	10.2%	4.2	233.3%

Totals	$22.8	100.0%	$17.7	100.0%	$5.1	28.8%

	First		First
Backlog (by location)	Quarter		Quarter
(in millions)	2008		2007		Increase/(Decrease)
Americas	$13.2	57.9%	$9.9	55.9%	$3.3	33.3%
Europe	8.7	38.2%	7.5	42.4%	1.2	16.0%
Asia	0.9	3.9%	0.3	1.7%	0.6	200.0%

Totals	$22.8	100.0%	$17.7	100.0%	$5.1	28.8%

The Company expects to be able to fill substantially all of the orders in backlog at September 30, 2007 during the following twelve months. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company.
Gross Profit — Gross profit was $7.1 million, or 40.2% of sales, in the first quarter of fiscal year 2008, as compared to $4.5 million, or 41.9% of sales, in the first quarter of fiscal year 2007. The gross profit margin reduction was primarily due to higher Technology Products sales which have lower margins than Automated Systems sales and the impact of fixed labor related costs on lower European automotive sales compared to the first quarter of fiscal 2007. The reduction was mitigated by the benefit from the strengthening Euro exchange rate this quarter compared with the first quarter of fiscal 2007.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses were $4.4 million in the quarter ended September 30, 2007 compared to $3.9 million in the first quarter a year ago. The $516,000 increase in SG&A expenses in fiscal 2008 were primarily due to increases for personnel additions, recruiting and relocation, and travel of approximately $211,000 to support growth opportunities in Asia and $174,000 for personnel and marketing expenses related to the new commercial products initiatives. The balance of the increase totaling $131,000 was primarily due to a charge related to the departure of a company executive, the unfavorable effect of the strengthening Euro on expenses and higher medical benefit costs in the U.S. which were mitigated by lower legal and bad debt expenses.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $2.2 million in the quarter ended September 30, 2007 compared to $1.7 million in the first quarter a year ago.

The increase was due to higher labor and benefit expenses of approximately $220,000 and engineering materials and contract services of approximately $235,000 primarily to support new development in the Technology Products segment for commercial products.
Interest Income, net — Net interest income was $215,000 in the first quarter of fiscal 2008 compared with net interest income of $314,000 in the first quarter of fiscal 2007. The decrease was primarily due to lower average cash and investment balances in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.
Foreign Currency — There was net foreign currency income of $131,000 in the first quarter of fiscal 2008 compared with a net foreign currency loss of $5,000 in the first quarter of fiscal 2007 as a result of foreign currency changes, particularly in the Yen, within the respective quarters.
Income Taxes — The effective tax rates for the first quarter of fiscal 2008 and 2007 of 47.4% and 21.6% respectively, primarily reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their countries’ respective tax rates. On a comparison basis, the first quarter of fiscal 2008 had increased income in the United States and a loss in Europe compared to the fiscal 2007 quarter which had a loss in the United States and income in Europe.
Outlook — The Company expects both revenue and earnings growth for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Additionally, the Company expects both new orders and sales will show significant growth in fiscal 2008 compared to fiscal 2007 based on anticipated sales opportunities within the Technology Products segment for the new commercial product offering and the number and value of projects currently being considered by customers of our Automated Systems products. The Company anticipates operating income as a percentage of sales will increase during fiscal 2008 because the incremental sales growth in Technology Products is expected to be accompanied by relatively small increases in SG&A costs.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash and cash equivalents were $18.3 million at September 30, 2007, compared to $10.9 million at June 30, 2007. The cash increase of $7.4 million for the quarter ended September 30, 2007 resulted primarily from $6.1 million of cash generated from operations and $1.0 million received from the Company’s stock plans, which were offset by $201,000 used for capital expenditures.
The $6.1 million in cash provided from operations was primarily generated from changes in net working capital of $5.0 million. Net working capital is defined as changes in assets and liabilities, exclusive of changes shown separately on the Consolidated Statements of Cash Flow. The net working capital change resulted primarily from reductions of receivables of $5.6 million and a favorable change of $890,000 in other current assets and liabilities that were offset by an increase in inventory of $885,000 and a reduction in accounts payable of $638,000. The $5.6 million reduction in receivables primarily related to cash collections during the quarter exceeding new sales in the quarter. Inventory increased $885,000 due to purchases of long lead time items required to fill anticipated orders.
The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the first quarter of fiscal 2008, the Company increased the reserve for obsolescence by $122,000 and disposed of $12,000 of inventory that had previously been reserved for at June 30, 2007.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company decreased its allowance for doubtful accounts by $67,000 and wrote off $5,000 of receivables during the first quarter of fiscal 2008.
The Company had no debt outstanding at September 30, 2007. The Company has a $7.5 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2008. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non real estate assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at a rate that ranges from a 1/2% below to a 1/4% above the bank’s prime rate (7.75% as of September 30, 2007) dependent upon the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Interest on Eurodollar-based Advances is calculated at a specific margin above the Eurodollar Rate offered at the time and for the period chosen (approximately 7.11% as of September 30, 2007) dependent upon the Company’s ratio of funded debt to EBITDA and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee on the daily unused portion of the Credit Agreement based on a percentage dependent upon the Company’s ratio of funded debt to EBITDA. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.2 million as of September 30, 2007 and to have no advances outstanding for 30 consecutive days each calendar year. At September 30, 2007, the Company had no borrowings outstanding.
At September 30, 2007, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $713,600 at September 30, 2007). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2007, GmbH had no borrowings outstanding.
See Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q, Item 3, “Legal Proceedings” and Note 6 to the Consolidated Financial Statements, “Contingencies”, of the Company’s Annual Report on Form 10-K/A-1 for fiscal year 2007, for a discussion of certain contingencies relating to the Company’s liquidity, financial position and results of operations. See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Litigation and Other Contingencies” of the Company’s Annual Report on Form 10-K/A-1 for fiscal year 2007.
The Company expects to spend approximately $1.5 million during fiscal year 2008 for capital expenditures, although there is no binding commitment to do so.
The Company has short-term investments in investment grade auction rate securities. The auction rate securities are classified as available for sale and are recorded at market value using the specific identification method. An auction is held every 28 days to provide holders of the investment the opportunity to increase (buy), decrease (sell) or hold their investment. As a result of negative conditions in the global credit markets, auctions for the $6.3 million of investments the Company held as of September 30, 2007 in auction rate securities have failed beginning in August 2007. The failed auctions resulted in the interest rate on these investments resetting at a premium interest rate (in the range of 6.7% to 9.1%). In the event the Company needs to access the funds invested in these auction rate securities, the Company would not able to liquidate these securities until a future auction of these securities is successful or a buyer is found outside of the auction process. Under applicable accounting rules, the Company will evaluate the securities each reporting period for temporary and other than temporary impairments, and to determine whether the securities remain properly classified as short-term. If there are any unrealized losses on these securities, they would be reported as other comprehensive income as a separate component of shareholders’ equity until the security is sold and the loss realized or until a decline in fair value is determined to be other than temporary, at which time the losses would be reflected in the Company’s Consolidated Statement of Income. In October 2007 we identified a temporary impairment of approximately $370,000 pre-tax related to these auction rate securities that would be charged to Accumulated Other Comprehensive Income on the Balance Sheet in the second quarter of our fiscal year 2008 if current market conditions persist. See Note 2 to the Consolidated Financial Statements, “Short-term Investments” for further information on the Company’s short-term investments.
Based on the Company’s current business plan, cash and cash equivalents of $18.3 million at September 30, 2007 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity on these short-term investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2008 cash flow requirements.
Also based upon the Company’s current business plan, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund its cash flow requirements for at least the next few years, except to the extent that the Company implements new business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.
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
CRITICAL ACCOUNTING POLICIES
A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of the Company’s Annual Report on Form 10-K/A-1 for fiscal year 2007.
MARKET RISK INFORMATION
The Company’s primary market risk is related to foreign exchange rates. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the United States. The Company may from time to time have interest rate risk in connection with its investment of its cash.
Foreign Currency Risk
The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in the non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At September 30, 2007, the Company’s percentage of sales commitments in non-United States currencies was approximately 39.0% or $8.9 million, compared to 48.8% or $8.6 million at September 30, 2006.
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
At September 30, 2007, the Company had forward exchange contracts to sell 5.0 million Euros ($6.9 million equivalent) at a weighted average settlement rate of 1.38 Euros to the United States Dollar. The contracts outstanding at September 30, 2007, mature through March 31, 2008. The objective of the hedge transactions is to protect designated portions of the Company’s net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized a loss of approximately $236,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts during the quarter ended September 30, 2007. Offsetting this amount in other comprehensive income (loss) was the translation effect of the Company’s foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company’s forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.
At September 30, 2006, the Company had approximately $2.6 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.28 Euros to the United States Dollar. The Company recognized income of $73,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the quarter ended September 30, 2006.
The Company’s potential loss in earnings that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the three months ended September 30, 2007 and 2006 would have been approximately $40,000 and $18,000, respectively.
Interest Rate Risk
The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less. The Company’s short-term investments at September 30, 2007 consist of investment grade auction rate securities for which an auction is held every 28 days to provide holders of these auction rate securities the opportunity to increase (buy), decrease (sell) or hold their investment and to reset the yield on the investments. Given the short maturities, 28 day auction cycles, and investment grade quality of the Company’s investment holdings at September 30 2007, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company’s cash and cash equivalents and short-term investments. As a result, the Company does not currently hedge these interest rate exposures.
The Company’s short-term investments are also subject to risk due to a decline in value of the investment. As a result of negative conditions in the global credit markets, auctions for the $6.3 million of investments the Company held as of September 30, 2007 in auction rate securities have failed beginning in August 2007. In the event the Company needs to access the funds invested in these auction rate securities, the Company would not be able to liquidate these securities until a future auction of these securities is successful or a buyer is found outside of the auction process. The Company could experience losses on any such sales outside of the auction process. In addition, in the event that the auctions for these securities continue to fail, the Company is likely to have to record an impairment charge relating to a decline in the value of these securities. See Note 2 to the Consolidated Financial Statements,“Short-term Investments”.
New Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 11 to the Consolidated Financial Statements, “New Accounting Pronouncements”.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required pursuant to this item is incorporated by reference herein from Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Information”.
ITEM 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, solely as a result of the material weakness in our internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective in causing the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for the Company to meet the Securities and Exchange Commission’s (“SEC”) filing deadlines for these reports specified in the SEC’s rules and forms.
During the quarter ended June 30, 2007, in connection with the audit of the Company’s consolidated financial statements as of June 30, 2007, the Company and its outside auditor, Grant Thornton LLP, identified a material weakness in the Company’s internal control over financial reporting related to the calculation and review of income taxes. This deficiency resulted from an ineffective review process. As a result of this deficiency, there were errors in the accounting for the provision for income taxes, deferred income taxes, and current income taxes payable, primarily related to the Company’s foreign operations, which were detected and remedied in connection with the preparation of the Company’s consolidated financial statements as of June 30, 2007. The Company believes it has remediated the material weakness during the first quarter of fiscal year 2008 by implementing additional monitoring and oversight controls, principally engaging external tax advisors to assist in the review of the Company’s income tax calculations to ensure compliance with generally accepted accounting principles.
During the first quarter of fiscal year 2008, the Company identified a material weakness in the Company’s internal control over financial reporting related to the identification and reporting of certain short-term investments as cash and cash equivalents. This deficiency resulted from the misclassification of these investments as cash equivalents and an error in applying generally accepted accounting principals in the classification of certain of the Company’s investments. The investments were primarily in investment grade auction rate securities. An auction is held every 28 days to provide holders of the investment the opportunity to increase (buy), decrease (sell) or hold their investment. In the past the

Company identified and reported its auction rate securities as cash equivalents. Further review by the Company of these investments together with applicable accounting and SEC literature has determined that the Company made an error in classifying these short-term investments as a cash equivalent. As a result, the Company restated its Balance Sheet, Cash Flow Statements and related disclosures on Form 10-K/A-1 dated November 16, 2007 to reflect the short-term investments separately from cash and cash equivalents. See Item 1, Note 13 to the Consolidated Financial Statements, “Restatement of Previously Issued Consolidated Financial Statements” of this Form 10-Q for details of the restatements. The Company is in the process of remediating the material weakness by revising its investment policy and implementing additional review and oversight processes to ensure compliance with generally accepted accounting principles.
Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
No material changes were made to the risk factors listed in “Item 1A — Risk Factors” of the Company’s Annual Report on Form 10-K/A-1 for fiscal year 2007.
ITEM 5. OTHER INFORMATION
On November 12, 2007, the Board of Directors adopted Amended and Restated Bylaws. The amendment allows for the Company to issue shares without certificates.
ITEM 6. EXHIBITS
3.1.	Amended and Restated Bylaws, as amended to date.

10.46	First Amendment to Severance Agreement dated October 2, 2007 between Perceptron, Inc. and Wilfred J. Corriveau is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 11, 2007.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

32.1	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc. (Registrant)
Date: November 15, 2007	By:	/S/ Alfred A. Pease
Alfred A. Pease
President and Chief Executive Officer

Date: November 15, 2007	By:	/S/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 15, 2007	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Controller and Chief Accounting Officer (Principal Accounting Officer)