Form 10-Q
period 2007-12-31
PERCEPTRON INC/MI
filed 2008-02-14
CIK 887226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007.
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of February 8, 2008, was:

Common Stock, $0.01 par value	8,441,039
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended December 31, 2007

		Page
		Number

COVER		1

INDEX		2

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION
Item 1A.	Risk Factors	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 6.	Exhibits	30

SIGNATURES		31
Certification of Chief Executive Officer
Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(In Thousands, Except Per Share Amount)	2007	2007
	(Unaudited)	As Restated
		(Note 13)
ASSETS

Current Assets
Cash and cash equivalents	$17,411	$10,878
Short-term investments	—	6,300
Receivables:
Billed receivables, net of allowance for doubtful accounts of $377 and $673, respectively	18,518	21,287
Unbilled receivables	3,776	2,858
Other receivables	426	799
Inventories, net of reserves of $1,058 and $911, respectively	8,455	7,625
Deferred taxes	1,243	1,243
Other current assets	3,388	3,025

Total current assets	53,217	54,015

Property and Equipment
Building and land	6,013	5,984
Machinery and equipment	12,728	11,952
Furniture and fixtures	1,074	1,133

	19,815	19,069
Less — Accumulated depreciation and amortization	(12,805)	(12,012)

Net property and equipment	7,010	7,057

Long-Term Investments	3,579	—
Deferred Tax Asset	4,614	4,384

Total Assets	$68,420	$65,456

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,849	$3,446
Accrued liabilities and expenses	2,629	2,764
Accrued compensation	1,022	1,075
Income taxes payable	1,071	883
Deferred revenue	4,021	3,483

Total current liabilities	11,592	11,651

Shareholders’ Equity
Preferred stock — no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,428 and 8,142, respectively	84	81
Accumulated other comprehensive income (loss)	1,877	869
Additional paid-in capital	38,099	36,346
Retained earnings	16,768	16,509

Total shareholders’ equity	56,828	53,805

Total Liabilities and Shareholders’ Equity	$68,420	$65,456

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands, Except Per Share Amounts)	2007	2006	2007	2006

Net Sales	$19,117	$12,234	$36,783	$22,944

Cost of Sales	10,276	7,688	20,841	13,911

Gross Profit	8,841	4,546	15,942	9,033

Operating Expenses
Selling, general and administrative	4,609	4,178	9,012	8,065
Engineering, research and development	2,202	1,912	4,397	3,644

Total operating expenses	6,811	6,090	13,409	11,709

Operating Income (Loss)	2,030	(1,544)	2,533	(2,676)

Other Income and (Expenses)
Interest income, net	329	265	544	579
Foreign currency gain (loss)	50	(16)	181	(21)
Impairment on long-term investment	(2,614)	—	(2,614)	—
Other	5	—	6	5

Total other income (expenses)	(2,230)	249	(1,883)	563

Income (Loss) Before Income Taxes	(200)	(1,295)	650	(2,113)

Income Tax Expense (Benefit)	(12)	(431)	391	(608)

Net Income (Loss)	$(188)	$(864)	$259	$(1,505)

Earnings (Loss) Per Common Share
Basic	($0.02)	($0.11)	$0.03	($0.18)
Diluted	($0.02)	($0.11)	$0.03	($0.18)

Weighted Average Common Shares Outstanding
Basic	8,405	8,136	8,305	8,239
Dilutive effect of stock options	—	—	607	—

Diluted	8,405	8,136	8,912	8,239

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended
	December 31,
(In Thousands)	2007	2006
		As Restated
		(Note 13)
Cash Flows from Operating Activities
Net income (loss)	$259	$(1,505)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Depreciation and amortization	649	685
Stock compensation expense	323	451
Deferred income taxes	(201)	(425)
Impairment on long-term investment	2,614	—
Allowance for doubtful accounts	(325)	35
Other	24	69
Changes in assets and liabilities, exclusive of changes shown separately	1,662	(1,700)

Net cash provided from (used for) operating activities	5,005	(2,390)

Cash Flows from Financing Activities
Revolving credit borrowings	10	543
Revolving credit repayments	(10)	(543)
Proceeds from stock plans	1,434	487
Repurchase of company stock	—	(3,701)

Net cash provided from (used for) financing activities	1,434	(3,214)

Cash Flows from Investing Activities
Capital expenditures	(543)	(791)
Sales of investments	—	25

Net cash used for investing activities	(543)	(766)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	637	252

Net Increase (Decrease) in Cash and Cash Equivalents	6,533	(6,118)
Cash and Cash Equivalents, July 1	10,878	17,963

Cash and Cash Equivalents, December 31	$17,411	$11,845

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Receivables, net	$3,497	$2,617
Inventories	(497)	(4,021)
Accounts payable	(839)	770
Other current assets and liabilities	(499)	(1,066)

	$1,662	$(1,700)

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying consolidated financial statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K/A-1. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary, including the Company’s reclassification of December 31, 2006 investments from cash and cash equivalents to short-term investments, see Notes 2 and 13, for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
2. Long and Short-Term Investments
The Company’s investments with a maturity of greater than three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. Each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other-than-temporary. If an impairment is deemed to be other-than-temporary it is recorded in the income statement.
As of December 31, 2007, the Company holds investments totaling $6.3 million (at cost) in investment grade auction rate securities. An auction is held every 28 days to provide holders of these auction rate securities the opportunity to increase (buy), decrease (sell) or hold their investment. Auctions for the Company’s investments in auction rate securities have been unsuccessful since August 2007. The unsuccessful auctions have resulted in the interest rate on these securities resetting at a premium interest rate every 28 days. In the event the Company needs to access funds invested in these auction rate securities, the Company would not be able to liquidate these securities until a future auction of these securities is successful or a buyer is found outside of the auction process.
The continued unsuccessful auctions have caused the Company to reevaluate the liquidity and fair value of these investments. The Company believes that the anticipated recovery period for these investments is likely to be longer than twelve months and as a result has recorded these investments at December 31, 2007 as long-term assets. To date, the Company has received all distribution payments on these investments on a monthly basis. The Company has determined that its investment in Blue Water Trust I, with a cost of $3.7 million, has been other-than-temporarily impaired. Blue Water Trust I (“Blue Water”) is a Money Market Committed Preferred Custodial Trust Security (“CPS Security”) that invests in investment grade commercial paper and which has entered into a Put Agreement with RAM Reinsurance Company Ltd. (“Ram Re”), a wholly owned subsidiary of RAM Holdings Ltd., principally engaged in underwriting financial guaranty insurance. Upon exercise of the put option by Ram Re, Blue Water is required to purchase perpetual non-cumulative redeemable preference shares of Ram Re. During the second quarter of fiscal 2008, based on fair values provided by the Company’s broker, the Company recorded a

$2.6 million other-than-temporary decline in the market value of this investment as Impairment of Long-Term Investment in the income statement, and a temporary decline of $106,000 in the market value of two other investments with a cost of $2.6 million in Other Comprehensive Income on the Balance Sheet. These other two investments are custodial receipts for separate series of Floating Rate Cumulative Preferred Securities issued by Primus Financial Products, LLC, an indirect subsidiary of Primus Guaranty, Ltd., principally engaged in selling credit swaps against credit obligations of corporate and sovereign issuers. The Company evaluates these investments at each balance sheet date. There is risk that evaluations based on factors existing at future balance sheet dates could require the recording of additional temporary declines in Other Comprehensive Income on the Balance Sheet or could ultimately result in a determination that there is a decline in value that is other than temporary and a loss would be recognized in the income statement at that time.
3. Inventory
Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1,058,000 and $911,000 at December 31, 2007 and June 30, 2007, respectively, is comprised of the following (in thousands):

	December 31,	June 30,
	2007	2007
Component parts	$3,031	$2,900
Work in process	186	355
Finished goods	5,238	4,370

Total	$8,455	$7,625

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
Options to purchase 77,000 and 944,000 shares of common stock outstanding in the three months ended December 31, 2007 and 2006, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 118,000 and 930,000 shares of common stock outstanding in the six months ended December 31, 2007 and 2006, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.
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
At December 31, 2007, the Company had forward exchange contracts to sell 5.0 million Euros ($7.3 million equivalent) at a weighted average settlement rate of 1.45 Euros to the United States Dollar. The contracts outstanding at December 31, 2007, mature through May 30, 2008. The objective of the hedge transactions is to protect designated portions of the Company’s net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized a loss of approximately $106,000 and $342,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and six months ended December 31, 2007, respectively. Offsetting this amount in other comprehensive income (loss) was the translation effect of the Company’s foreign subsidiary. There was no gain or loss recognized in earnings because the forward contracts were effective,. The Company’s forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.
At December 31, 2006, the Company had approximately $7.8 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.30 Euros to the United States Dollar. The Company recognized a charge of approximately $97,000 and $24,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and six months ended December 31, 2006.
6. Comprehensive Income
Comprehensive income is defined as the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income for the applicable periods is as follows (in thousands):

Three Months Ended December 31,	2007	2006
Net Income (Loss)	$(188)	$(864)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	544	506
Temporary impairment on investment	(106)	0
Forward contracts	(106)	(97)

Total Comprehensive Income (Loss)	$144	$(455)

Six Months Ended December 31,	2007	2006
Net Income (Loss)	$259	$(1,505)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	1,456	656
Temporary impairment on investment	(106)	0
Forward contracts	(342)	(24)

Total Comprehensive Income (Loss)	$1,267	$(873)

7. Credit Facilities
The Company had no debt outstanding at December 31, 2007.
The Company has a $6.0 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2009. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non real estate assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at the greater of 1/2% below prime rate or 1% above the Federal Funds Rate. Interest on Eurodollar-based Advances is calculated at 1.88% above the Eurodollar Rate offered at the time and for the period chosen and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of .075% on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.2 million as of December 31, 2007 and to have no advances outstanding for 30 consecutive days each calendar year.
At December 31, 2007, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $736,500 at December 31, 2007). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At December 31, 2007, GmbH had no borrowings outstanding. At December 31, 2007, the facility supported outstanding letters of credit totaling 79,000 Euros (equivalent to approximately $116,000).
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
The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The Company continues to use the Black Scholes model for determining stock option valuations. The Black Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. The expected term of option exercises is derived from historical data regarding employee exercises and post-vesting employment termination behavior.

The risk-free rate of return is based on published U.S. Treasury rates in effect for the corresponding expected term. The expected volatility is based on historical volatility of the Company’s stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods. The provisions of SFAS 123R also apply to awards granted prior to July 1, 2005 that did not vest before July 1, 2005 (transition awards). The compensation cost for the portion of the transition awards that had not vested by July 1, 2005 is based on the grant-date fair value of these transition awards as calculated for pro forma disclosures under the provisions of SFAS 123. Compensation cost for these transition awards are attributed to periods beginning July 1, 2005 and use the Black Scholes method used under SFAS 123, except that an estimate of expected forfeitures is used rather than actual forfeitures.
The Company recognized as an operating expense non-cash stock-based compensation cost in the amount of $155,000 and $323,000 in the three and six months ended December 31, 2007, respectively. This had the effect of decreasing net income by $106,000, or $0.01 per diluted share, and $243,000, or $0.03 per diluted share, for the three and six months ended December 31, 2007, respectively. The Company recognized as an operating expense non-cash stock-based compensation cost in the amount of $176,000 and $451,000 in the three and six months ended December 31, 2006, respectively. This had the effect of decreasing net income by $137,000, or $0.02 per diluted share, and $356,000, or $0.04 per diluted share, for the three and six months ended December 31, 2006, respectively. As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1.2 million. The Company expects to recognize this cost over a weighted average vesting period of 2.64 years.
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
Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development Committee, unless specified in the 2004 Stock Incentive Plan. As of December 31, 2007, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. Options outstanding under the Directors Stock Option Plan are either an initial option or an annual option. Prior to December 7, 2004, annual options of 3,000 shares were granted as of the date of the respective annual meeting to each non-employee director serving at least six months prior to the annual meeting and become exercisable in three annual increments of 33 1/3% after the date of grant. Options under the Directors Stock Option Plan expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.
The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, was as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
Weighted Average Estimated Fair Value Per Share of Options Granted During the Period	$5.03	—	$4.06	$3.03
Assumptions:
Amortized Dividend Yield	—	—	—	—
Common Stock Price Volatility	32.16%	—	30.8%	32.78%
Risk Free Rate of Return	4.25%	—	4.86%	5.13%
Expected Option Term (in years)	5	—	5	5
The Company received approximately $300,000 and $1.3 million in cash from option exercises under all share-based payment arrangements during the three and six months ended December 31, 2007, respectively. The company also received approximately $118,000 and $158,000 in cash from its other share-based payment arrangements during the three and six months ended December 31, 2007, respectively.
9. Income Taxes
On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken in tax returns. For financial reporting purposes, the Company can recognize only tax benefits from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions and income tax disclosures.
Adopting FIN 48 did not result in any material adjustment in the liability for unrecognized income tax benefits. On July 1, 2007, the Company had $1.6 million of unrecognized tax benefits, of which $844,000 would affect the effective tax rate if recognized. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within the next twelve months. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. As of July 1, 2007 there was no accrued interest or penalties related to uncertain tax positions recorded on the Company’s financial statements. For U.S. Federal income tax purposes, the tax years 1999 — 2006 remain open to examination by government tax authorities as a result of the Company’s net operating loss carryforward. For German income tax purposes, the tax years 2004 — 2006 remain open to examination by government tax authorities.
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
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $6.8 million using a December 31, 2007 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS’ claims.
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
11. New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Because the Company does not have any minority interest subsidiaries, there is no impact of adopting this statement on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The impact of adopting this statement on the Company’s financial statements has not yet been evaluated.
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
12. Segment Information
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

Reportable Segments ($000)	Automated Systems	Technology Products	Consolidated

Three months ended December 31, 2007
Net sales	$10,624	$8,493	$19,117
Operating income	860	1,170	2,030
Assets	43,856	24,564	68,420
Accum. depreciation and amortization	7,802	5,003	12,805

Three months ended December 31, 2006
Net sales	$9,142	$3,092	$12,234
Operating loss	(521)	(1,023)	(1,544)
Assets	44,880	13,681	58,561
Accum. depreciation and amortization	9,615	2,390	12,005

Six months ended December 31, 2007
Net sales	$18,738	$18,045	$36,783
Operating income	25	2,508	2,533
Assets	43,156	25,264	68,420
Accum. depreciation and amortization	5,769	7,036	12,805

Six months ended December 31, 2006
Net sales	$16,964	$5,980	$22,944
Operating loss	(1,304)	(1,372)	(2,676)
Assets	44,860	13,701	58,561
Accum. depreciation and amortization	9,554	2,451	12,005
13. Restatement of Previously Issued Consolidated Financial Statements
Subsequent to filing the Company’s Form 10-K for the fiscal year ended June 30, 2007, the Company determined that its previously issued Consolidated Balance Sheets had short-term investments incorrectly identified and reported with cash and cash equivalents. As a result, the Consolidated Statements of Cash Flow did not reflect the purchases and sales activity of the short-term investments. The restatement did not have any effect on the Income Statement in any year. The effects of the restatement on the Consolidated Balance Sheet at June 30, 2007, and the Consolidated Statement of Cash Flow for the six months ended December 31, 2006 are reflected in the following tables:

	June 30, 2007
	As Reported	Adjustment	As Restated
Cash and cash equivalents	$17,178	$(6,300)	$10,878
Short-term investments	—	6,300	6,300

	For the Six Months Ended
	December 31, 2006
	As Reported	Adjustment	As Restated
Cash Flows from Operating Activities
Net cash provided from operating activities	$(2,390)	$—	$(2,390)

Cash Flows from Financing Activities
Net cash used for financing activities	(3,214)	—	(3,214)

Cash Flows from Investing Activities
Purchases of investments	—	—	—
Sales of investments	—	25	25

Net cash used for investing activities	(791)	25	(766)
Effect of Exchange Rate changes on Cash and Cash Equivalents	252	—	252

Net Increase (Decrease) in Cash and Cash Equivalents	(6,143)	25	(6,118)
Cash and Cash Equivalents, July 1	25,188	(7,225)	17,963

Cash and Cash Equivalents, December 31	$19,045	$(7,200)	$11,845

14. Subsequent Event
On January 21, 2008 the Company announced the retirement of Alfred A. Pease as President and Chief Executive Officer. In addition, on January 21, 2008, the Company and Mr. Pease entered into an Employment and Amended and Restated Severance Agreement (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Pease will receive his base salary through June 30, 2009 and is eligible for a bonus under the Company’s Fiscal Year 2008 Profit Sharing Plan, supplemental compensation based upon the number of days that he provides services to the Company following his retirement, health benefits until he becomes eligible for medicare coverage and welfare benefits and certain other benefits during the salary continuation period. Mr. Pease will maintain an advisory role to Mr. Rittenour, the newly appointed President and Chief Executive Officer. During the third quarter of fiscal 2008, the Company expects to accrue an expense of approximately $600,000, representing certain of the amounts due to Mr. Pease pursuant to the Employment Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT
We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to fiscal 2008 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released and from our plans to make important new investments, largely for personnel, for newly introduced products and geographic growth opportunities in the U.S., Europe, Eastern Europe, Asia, the timing of the introduction of new products and our ability to fund our fiscal year 2008 and future cash flow requirements. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A — Risk Factors” of the Company’s Annual Report on Form 10-K/A-1 for fiscal year 2007. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s products have shorter lead times than other components and are required later in the process, orders for the Company’s products tend to be given later in the integration process. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products and expand into new geographic markets. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.

OVERVIEW
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and markets non-contact metrology solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement and inspection applications. Perceptron’s product offerings are designed to improve quality, increase productivity and decrease costs in manufacturing and product development. Perceptron also produces innovative technology solutions for scanning and inspection, serving industrial, trade and consumer applications. The solutions offered by the Company are divided into two segments: 1) The Automated Systems segment made up of AutoGauge®, AutoFit®, AutoScan®, and AutoGuide® products and Value Added Services for consulting, training and non-warranty support services; and 2) The Technology Products segment made up of ScanWorks®, Non-Contact Wheel Alignment (“WheelWorks®”), TriCam® sensors for the forest products industry, and commercial products. The Company services multiple markets, with the largest being the automotive industry. The Company’s primary operations are in the Americas, Europe and Asia.
In March 2007, the Company launched its first commercial product, the SeeSnake® micro™, designed to be used by professional tradespersons as well as individual homeowners. The SeeSnake® micro™ is an optical technology tool that allows its user to see in unreachable places, via a liquid crystal display screen on a hand held unit. It is used to detect and diagnose problems a tradesperson or homeowner may have beneath, behind, or in-between places that cannot otherwise be seen — such as around machinery, inside pipes, behind walls, inside ductwork, etc. Attachments also allow the user to retrieve loose objects via a hook or magnet. The product is sold to Ridge Tool pursuant to a long-term supply agreement, which requires Ridge Tool to purchase certain minimum levels of product to maintain exclusivity. During the Company’s second fiscal quarter, the SeeSnake® micro™ first became available for sale at the Professional Desk at The Home Depot.
The Company also expects to introduce additional optical technology products for the professional trades market in fiscal 2008 and future years. During the quarter ended December 31, 2007, the Company signed a strategic supplier agreement with Snap-on Logistics Company, a subsidiary of Snap-on Incorporated (“Snap-on”) to provide Snap-on with optical technology tools for sale to technicians on a world-wide basis. The Company anticipates developing and manufacturing a series of products of varying levels of technological sophistication for Snap-on distribution and sales globally. The first of these products is expected to be delivered to Snap-on in fiscal year 2008.
New vehicle tooling programs represent the most important selling opportunity for the Company’s automotive related sales. The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans and is also influenced by the state of the economy.
The Company is continuing its efforts to expand its opportunities outside the automotive industry, principally through new commercial product development efforts in its Technology Products segment. In the near-term, the Company intends to focus on the development, production and release of an expanded family of optical technology products for sale through its customers and on its previously announced automotive growth strategy in new geographic markets, principally in Asia. The Company continues to expect sales from its Technology Products segment to become a greater percentage of overall revenue in fiscal 2008 compared to fiscal 2007, in large part due to anticipated growth in commercial products.

RESULTS OF OPERATIONS
Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006
Overview — The Company experienced strong growth in revenue in the second quarter of fiscal 2008 compared to fiscal year 2007. For the second quarter of fiscal 2008, the Company reported revenue growth of 56% to $19.1 million and a net loss of $188,000, or $0.02 per diluted share. This compares to revenue of $12.2 million and a net loss of $864,000 or $0.11 per diluted share, for the second quarter of fiscal 2007. Revenue growth occurred in both of the Company’s reporting segments - Automated Systems and Technology Products. Significantly affecting the fiscal 2008 results was a $2.6 million impairment charge on a long-term investment. See Note 2 to the Consolidated Financial Statements, “Long and Short-Term Investments” and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006 — Impairment on Long-Term Investment” below.
Sales — Net sales were $19.1 million for the second quarter of fiscal 2008 compared to net sales of $12.2 million for the same period one year ago. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

	Second		Second
Sales (by segment)	Quarter		Quarter
(in millions)	2008		2007		Increase/(Decrease)
Automated Systems	$10.6	55.5%	$9.1	74.6%	$1.5	16.5%
Technology Products	8.5	44.5%	3.1	25.4%	5.4	174.2%

Totals	$19.1	100.0%	$12.2	100.0%	$6.9	56.6%

	Second		Second
Sales (by location)	Quarter		Quarter
(in millions)	2008		2007		Increase/(Decrease)
Americas	$11.2	58.6%	$6.9	56.6%	$4.3	62.3%
Europe	6.6	34.6%	4.8	39.3%	1.8	37.5%
Asia	1.3	6.8%	0.5	4.1%	0.8	160.0%

Totals	$19.1	100.0%	$12.2	100.0%	$6.9	56.6%

The increase in Automated Systems sales was primarily due to increased sales in Europe and to a lesser extent, increased sales in Asia, that was slightly mitigated by lower sales in the Americas. The Technology Product sales increase was primarily the result of sales of the Company’s commercial products which were not introduced until the third quarter of fiscal 2007. Increased sales of the Company’s commercial products were also the primary reason for the increase in sales in the Americas. The increase in Europe was primarily due to sales of Automated Systems products. Additionally, European sales increased approximately $700,000 as a result of the stronger Euro this quarter compared to second quarter fiscal 2007. Asian sales increased primarily due to sales of the Company’s Automated Systems products. In the recent past, Asia’s revenue came primarily from sales in Technology Products.
Bookings — Bookings represent new orders received from customers. The Company had new order bookings during the quarter of $17.6 million compared with new order bookings of $17.5 million in the first quarter of fiscal 2008 and $17.2 million for the second quarter ended December 31, 2006. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

	Second		Second
Bookings (by segment)	Quarter		Quarter
(in millions)	2008		2007		Increase/(Decrease)
Automated Systems	$8.5	48.3%	$12.4	72.1%	$(3.9)	(31.5)%
Technology Products	9.1	51.7%	4.8	27.9%	4.3	89.6%

Totals	$17.6	100.0%	$17.2	100.0%	$0.4	2.3%

	Second		Second
Bookings (by location)	Quarter		Quarter
(in millions)	2008		2007		Increase/(Decrease)
Americas	$10.5	59.7%	$7.1	41.3%	$3.4	47.9%
Europe	5.7	32.4%	9.2	53.5%	(3.5)	(38.0)%
Asia	1.4	7.9%	0.9	5.2%	0.5	55.6%

Totals	$17.6	100.0%	$17.2	100.0%	$0.4	2.3%

The Company’s level of new orders, particularly as they relate to the Automated Systems segment, fluctuates from quarter to quarter. Automated Systems bookings declined in the second quarter of 2008 compared to 2007 primarily in Europe and to a lesser extent in the Americas and were partially offset by increased bookings in Asia. The increase in new order bookings for Technology Products was primarily due to orders for the Company’s commercial products and was partially offset by a decline in orders for the other Technology Products. The increase in orders in commercial products was the primary reason for the increase in orders in the Americas.
Backlog — Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $21.3 million as of December 31, 2007 compared with $22.8 million as of September 30, 2007 and $22.6 million as of December 31, 2006. The following tables set forth comparison data for the Company’s backlog by segment and geographic location.

	Second		Second
Backlog (by segment)	Quarter		Quarter
(in millions)	2008		2007		Increase/(Decrease)
Automated Systems	$14.7	69.0%	$19.0	84.0%	$(4.3)	(22.6)%
Technology Products	6.6	31.0%	3.6	16.0%	3.0	83.3%

Totals	$21.3	100.0%	$22.6	100.0%	$(1.3)	(5.8)%

	Second		Second
Backlog (by location)	Quarter		Quarter
(in millions)	2008		2007		Increase/(Decrease)
Americas	$12.5	58.7%	$10.1	44.7%	$2.4	23.8%
Europe	7.7	36.2%	11.9	52.6%	(4.2)	(35.3)%
Asia	1.1	5.1%	0.6	2.7%	0.5	83.3%

Totals	$21.3	100.0%	$22.6	100.0%	$(1.3)	(5.8)%

The Company expects to be able to fill substantially all of the orders in backlog at December 31, 2007 during the following twelve months. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company.
Gross Profit — Gross profit was $8.8 million, or 46.2% of sales, in the second quarter of fiscal year 2008, as compared to $4.5 million, or 37.2% of sales, in the second quarter of fiscal year 2007. The gross profit margin was higher this quarter primarily due to the relationship between the significantly higher revenue in the second quarter to the Company’s relatively fixed installation and manufacturing costs. The stronger Euro also had a positive impact of approximately $500,000, or 2.8% of sales. The balance of the improvement this quarter was due to a favorable product mix compared with the second quarter of fiscal 2007.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses were $4.6 million in the quarter ended December 31, 2007 compared to $4.2 million in the second quarter a year ago. The increase was primarily due to: increased expenses of approximately $200,000 principally for personnel additions and co-op advertising expenses related to the Company’s new commercial products; $170,000 in additional personnel and related expenses incurred in connection with the Company's expanded sales efforts in Asia and an increase of approximately $230,000 in the cost of outside professional services for accounting fees related to compliance with Sarbanes Oxley Section 404 internal control requirements that were not incurred in the second quarter of fiscal 2007 and legal services. Offsetting these increases was approximately $160,000 in lower SG&A expenses in Europe.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $2.2 million in the quarter ended December 31, 2007 compared to $1.9 million in the second quarter a year ago. The $290,000 increase was primarily due to increases in engineering materials and personnel costs related to commercial product development efforts.
Interest Income, net — Net interest income was $329,000 in the second quarter of fiscal 2008 compared with net interest income of $265,000 in the second quarter of fiscal 2007. The increase was primarily due to higher interest rates on higher average invested cash balances compared to one year ago.
Impairment on Long-term Investment — In the quarter ended December 31, 2007, the Company determined that one of its investments in auction rate securities had been other-than-temporarily impaired and based on fair values provided by the Company’s broker, recorded a $2.6 million other-than-temporary decline in the market value of this investment. See Note 2 of the Notes to the Consolidated Financial Statements, “Long and Short-Term Investments”.
Income Taxes — The effective tax rate for the second quarter of fiscal 2008 was 6.0% compared to 33.3% in the second quarter of fiscal 2007. The effective rate in both 2008 and 2007 primarily reflects the effect of the mix of pre-tax profit and loss among the Company’s various operating entities and their countries’ respective tax rates. The large impairment charge recorded in the second quarter of fiscal 2008 resulted in a taxable loss in the United States that offset taxable income in other countries with higher tax rates. The effective tax rate for the second quarter of fiscal 2008 would have been approximately 37% without the impairment charge.
Outlook — The Company expects to show quarter over quarter revenue growth throughout fiscal 2008 and continues to expect that sales and operating income will show growth for the full year of fiscal 2008 over fiscal 2007. New orders, sales, and operating income growth in fiscal 2008, compared to fiscal 2007, is expected to be primarily from growth within the Technology Products segment, particularly from new commercial products offerings. The Company anticipates operating income as a percentage of sales will increase during fiscal 2008 because the incremental sales growth in Technology Products is expected to be accompanied by relatively small increases in Engineering, R&D, and SG&A costs related to Technology Products. The Company also expects higher operating expenses of approximately $600,000 in the third quarter of fiscal 2008 primarily due to costs associated with the recently announced leadership changes.

The Company also expects to incur higher costs due to the implementation project related to compliance with Sarbanes Oxley Section 404 internal control requirements of approximately $400,000 that will be incurred over the next three quarters. See Note 14 to the Consolidated Financial Statements, Subsequent Event.
Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006
Overview — The Company reported net income of $259,000, or $0.03 per diluted share, for the first half of fiscal 2008, compared with a net loss of $1.5 million, or $0.18 per diluted share for the six months ended December 31, 2006. Significantly affecting the fiscal 2008 results was a $2.6 million impairment charge on a long-term investment. See Note 2 to the Consolidated Financial Statements, Long and Short-Term Investments and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006 — Impairment on Long-Term Investment” below.
Sales — Net sales in the first six months of fiscal 2008 were $36.8 million, compared to $22.9 million for the six months ended December 31, 2006. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

Sales (by segment)	Six Months		Six Months
(in millions)	Ended 12/31/07		Ended 12/31/06		Increase/(Decrease)
Automated Systems	$18.7	50.8%	$16.9	73.8%	$1.8	10.7%
Technology Products	18.1	49.2%	6.0	26.2%	12.1	201.7%

Totals	$36.8	100.0%	$22.9	100.0%	$13.9	60.7%

Sales (by location)	Six Months		Six Months
(in millions)	Ended 12/31/07		Ended 12/31/06		Increase/(Decrease)
Americas	$24.1	65.5%	$11.4	49.8%	$12.7	111.4%
Europe	10.6	28.8%	10.4	45.4%	0.2	1.9%
Asia	2.1	5.7%	1.1	4.8%	1.0	90.9%

Totals	$36.8	100.0%	$22.9	100.0%	$13.9	60.7%

The increase in Automated Systems sales was primarily due to increased sales in the Americas and Asia. The sales increase in Technology Products was primarily due to higher sales of the Company’s commercial products which were not introduced until the third quarter of fiscal 2007. Increased sales of the Company’s commercial products were also the primary reason for the increase in sales in the Americas. Asia’s revenue increased in both segments indicating that our investment efforts in Asia are beginning to gain traction. In the recent past, Asia’s revenue came primarily from sales in Technology Products. Lower sales in Europe for the six months of fiscal 2008 were more than offset by the favorable strengthening of the Euro during the first half of fiscal 2008.
Bookings — Bookings represent new orders received from customers. New order bookings for the six months ended December 31, 2008 were $35.1 million compared to $26.7 million for the same period one year ago. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

Bookings (by segment)	Six Months		Six Months
(in millions)	Ended 12/31/07		Ended 12/31/06		Increase/(Decrease)
Automated Systems	$20.3	57.8%	$18.9	70.8%	$1.4	7.4%
Technology Products	14.8	42.2%	7.8	29.2%	7.0	89.7%

Totals	$35.1	100.0%	$26.7	100.0%	$8.4	31.5%

Bookings (by location)	Six Months		Six Months
(in millions)	Ended 12/31/07		Ended 12/31/06		Increase/(Decrease)
Americas	$20.3	57.8%	$13.3	49.8%	$7.0	52.6%
Europe	12.0	34.2%	11.9	44.6%	0.1	0.8%
Asia	2.8	8.0%	1.5	5.6%	1.3	86.6%

Totals	$35.1	100.0%	$26.7	100.0%	$8.4	31.5%

The increase in new order bookings for Automated Systems during the first half of fiscal 2008 was primarily due to increased bookings in Asia. The increase in new order bookings in the Technology Products Group during the first half of fiscal 2008 was primarily due to orders for our initial commercial product. The Company had received its first order of $900,000 for its new commercial product in the second quarter of fiscal 2007. The increase in new order bookings for the Company’s commercial products was also the primary reason for the increased bookings in the Americas. Historically, the Company’s rate of new orders has varied from quarter to quarter.
Gross Profit — Gross profit was $15.9 million, or 43.3% of sales, in the first half of fiscal year 2008, as compared to $9.0 million, or 39.4% of sales, in the first half of fiscal year 2007. The gross profit margin increase was primarily due to relatively fixed installation labor and manufacturing costs on a higher revenue base in fiscal 2008. The stronger Euro also had a positive impact of approximately $700,000, or 1.9% of sales.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses were $9.0 million in the first half of fiscal 2008 compared to $8.1 million in the same period one year ago. The increase was primarily due to: increased expenses of approximately $380,000 primarily for personnel additions and co-op advertising expenses related to the Company’s commercial products; $380,000 in additional personnel and related expenses incurred in connection with the Company’s expanded sales efforts in Asia; approximately $220,000 related to salary and benefit increases and an increase of approximately $190,000 in the cost of outside professional services for accounting fees related to compliance with Sarbanes Oxley Section 404 internal control requirements that were not incurred in the first half of fiscal 2007. Offsetting these increases was approximately $190,000 in lower SG&A expenses in Europe.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $4.4 million for the six months ended December 31, 2007 compared to $3.6 million for the six-month period a year ago. The increase was principally due to approximately $590,000 for engineering materials and personnel costs related to commercial product development efforts and higher benefit expenses of approximately $140,000.

Interest Income, net — Net interest income was $544,000 in the first half of fiscal 2008 compared with net interest income of $579,000 in the first half of fiscal 2007. The decrease was due to higher cash balances in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2008 partially offset by higher net interest income in the second quarter of fiscal 2008 due to higher interest rates than one year ago.
Foreign Currency — There was a net foreign currency gain of $181,000 in the first half of fiscal 2008 compared with a net loss of $21,000 a year ago and represents foreign currency changes, particularly the Euro and Yen, within the respective periods.
Impairment on Long-Term Investment — In the quarter ended December 31, 2007, the Company determined that one of its investments in auction rate securities had been other-than-temporarily impaired and based on fair values provided by the Company’s broker, recorded a $2.6 million other-than-temporary decline in the market value of this investment. See Note 2 of the Notes to the Consolidated Financial Statements, “Long and Short-Term Investments”.
Income Taxes — The effective tax rate for the six months ended December 31, 2007 was 60.2% compared to 28.8% in the first half of fiscal 2007. The effective rate in both 2008 and 2007 primarily reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their countries’ respective tax rates. The large impairment charge recorded in the second quarter of fiscal 2008 resulted in a taxable loss in the United States that offset taxable income in other countries with higher tax rates. The effective tax rate for the second half of fiscal 2008 would have been approximately 40% without the impairment charge.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash and cash equivalents were $17.4 million at December 31, 2007, compared to $10.9 million at June 30, 2007. The cash increase of $6.5 million for the six months ended December 31, 2007 resulted primarily from $5.0 million of cash generated from operations and $1.4 million received from the Company’s stock plans, which were offset by $543,000 used for capital expenditures.
The $5.0 million increase in cash provided from operations was primarily generated from $3.3 million of net income including the add back of non-cash operating items such as impairment on long-term investments, depreciation, stock compensation expense and change in deferred income taxes and changes in net working capital of $1.7 million. Net working capital is defined as changes in assets and liabilities, exclusive of changes shown separately on the Consolidated Statements of Cash Flow. The net working capital change resulted primarily from reductions of receivables of $3.5 million offset by a reduction in accounts payable of $839,000, an increase in inventory of $497,000 and a decline in other current assets and liabilities of $499,000. The $3.5 million reduction in receivables primarily related to cash collections during the period. Inventory increased $497,000 due to purchases of long lead time items required to fill anticipated orders.
The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the first half of fiscal 2008, the Company increased the reserve for obsolescence by $144,000 and disposals netted with the foreign currency translation of the Euro increased the reserve $3,000.
The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company decreased its allowance for doubtful accounts by $46,000 and wrote off $250,000 of receivables during the first half of fiscal 2008. The write-off of $250,000 primarily related to two European customers.
The Company had no debt outstanding at December 31, 2007. The Company has a $6.0 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2009. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non real estate assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at the greater of 1/2% below prime rate or 1% above the Federal Funds Rate. Interest on Eurodollar-based Advances is calculated at 1.88% above the Eurodollar Rate offered at the time and for the period chosen and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of ..075% on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.2 million as of December 31, 2007 and to have no advances outstanding for 30 consecutive days each calendar year.
At December 31, 2007, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to approximately $736,500 at December 31, 2007). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At December 31, 2007, GmbH had no borrowings outstanding. At December 31, 2007, the facility supported outstanding letters of credit totaling 79,700 Euros (equivalent to approximately $116,000).
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
As of December 31, 2007, the Company holds investments totaling $6.3 million (at cost) in investment grade auction rate securities. An auction is held every 28 days to provide holders of these auction rate securities the opportunity to increase (buy), decrease (sell) or hold their investment. Auctions for the Company’s investments in auction rate securities have been unsuccessful since August 2007. The unsuccessful auctions have resulted in the interest rate on these securities resetting at a premium interest rate every 28 days. In the event the Company needs to access funds invested in these auction rate securities, the Company would not be able to liquidate these securities until a future auction of these securities is successful or a buyer is found outside of the auction process.
The continued unsuccessful auctions have caused the Company to reevaluate the liquidity and fair value of these investments. The Company believes that the anticipated recovery period for these investments is likely to be longer than twelve months and as a result has recorded these investments at December 31,

2007 as long-term assets. To date, the Company has received all distribution payments on these investments on a monthly basis. The Company has determined that its investment in Blue Water Trust I, with a cost of $3.7 million, has been other-than-temporarily impaired. Blue Water Trust I (“Blue Water”) is a Money Market Committed Preferred Custodial Trust Security (“CPS Security”) that invests in investment grade commercial paper and which has entered into a Put Agreement with RAM Reinsurance Company Ltd. (“Ram Re”), a wholly owned subsidiary of RAM Holdings Ltd., principally engaged in underwriting financial guaranty insurance. Upon exercise of the put option by Ram Re, Blue Water is required to purchase perpetual non-cumulative redeemable preference shares of Ram Re. During the second quarter of fiscal 2008, based on fair values provided by the Company’s broker, the Company recorded a $2.6 million other-than-temporary decline in the market value of this investment as Impairment of Long-Term Investment in the income statement, and a temporary decline of $106,000 in the market value of two other investments with a cost of $2.6 million in Other Comprehensive Income on the Balance Sheet. These other two investments are custodial receipts for separate series of Floating Rate Cumulative Preferred Securities issued by Primus Financial Products, LLC, an indirect subsidiary of Primus Guaranty, Ltd., principally engaged in selling credit swaps against credit obligations of corporate and sovereign issuers. The Company evaluates these investments at each balance sheet date. There is risk that evaluations based on factors existing at future balance sheet dates could require the recording of additional temporary declines in Other Comprehensive Income on the Balance Sheet or could ultimately result in a determination that there is a decline in value that is other than temporary and a loss would be recognized in the income statement at that time.
Based on the Company’s current business plan, cash and cash equivalents of $17.4 million at December 31, 2007 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity on these investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2008 cash flow requirements.
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
The Company periodically evaluates business opportunities that fit its strategic plans. There can be no assurance that the Company will identify any opportunities that fit its strategic plans or will be able to enter into agreements with identified business opportunities on terms acceptable to the Company. The Company intends to finance any such business opportunities from available cash on hand, existing credit facilities, issuance of additional shares of its stock or additional sources of financing, as circumstances warrant.
CRITICAL ACCOUNTING POLICIES
A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of the Company’s Annual Report on Form 10-K/A-1 for fiscal year 2007. The Company also considers the following accounting policy on Long and Short-Term Investments a significant policy involving management’s most difficult, subjective or complex judgments or involving the greatest uncertainty.

Long and Short-Term Investments. The Company’s accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and SEC topics and guidance. Investments with a maturity of greater than three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. Each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment which involves significant judgment. In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the income statement. If market, industry, and/or investee conditions deteriorate, future impairments may be incurred.
MARKET RISK INFORMATION
The Company’s primary market risk is related to foreign exchange rates and uncertainties in the credit markets. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the United States. The credit market risk is derived from the Company’s investments in auction rate securities. The Company may from time to time have interest rate risk in connection with its investment of its cash.
Foreign Currency Risk
The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At December 31, 2007, the Company’s percentage of sales commitments in non-United States currencies was approximately 37.6% or $8.0 million, compared to 58.9% or $13.3 million at December 31, 2006.
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
At December 31, 2007, the Company had forward exchange contracts to sell 5.0 million Euros ($7.3 million equivalent) at a weighted average settlement rate of 1.45 Euros to the United States Dollar. The contracts outstanding at December 31, 2007, mature through May 30, 2008. The objective of the hedge transactions is to protect designated portions of the Company’s net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized a loss of approximately $106,000 and $342,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and six months ended December 31, 2007, respectively. Offsetting this amount in other comprehensive income (loss) was the translation effect of the Company’s foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company’s forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.
At December 31, 2006, the Company had $7.8 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.30 Euros to the United States Dollar. The Company recognized a charge of approximately $97,000 and $24,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and six months ended December 31, 2006.
The Company’s potential loss in earnings that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the three and six months ended December 31, 2007 would have been approximately $73,000 and $33,000, respectively. The potential loss in earnings for the comparable periods in fiscal 2007 would have been approximately $51,000 and $69,000, respectively.
Uncertainties in the Credit Markets
As of December 31, 2007, the Company holds investments totaling $6.3 million (at cost) in investment grade auction rate securities. An auction is held every 28 days to provide holders of these auction rate securities the opportunity to increase (buy), decrease (sell) or hold their investment. Auctions for the Company’s investments in auction rate securities have been unsuccessful since August 2007. The unsuccessful auctions have resulted in the interest rate on these securities resetting at a premium interest rate every 28 days. In the event the Company needs to access funds invested in these auction rate securities, the Company would not be able to liquidate these securities until a future auction of these securities is successful or a buyer is found outside of the auction process.
The continued unsuccessful auctions have caused the Company to reevaluate the liquidity and fair value of these investments. The Company believes that the anticipated recovery period for these investments is likely to be longer than twelve months and as a result has recorded these investments at December 31, 2007 as long-term assets. To date, the Company has received all distribution payments on these investments on a monthly basis. The Company has determined that its investment in Blue Water Trust I, with a cost of $3.7 million, has been other-than-temporarily impaired. Blue Water Trust I (“Blue Water”) is a Money Market Committed Preferred Custodial Trust Security (“CPS Security”) that invests in investment grade commercial paper and which has entered into a Put Agreement with RAM Reinsurance Company Ltd. (“Ram Re”), a wholly owned subsidiary of RAM Holdings Ltd., principally engaged in underwriting financial guaranty insurance. Upon exercise of the put option by Ram Re, Blue Water is required to purchase perpetual non-cumulative redeemable preference shares of Ram Re. During the second quarter of fiscal 2008, based on fair values provided by the Company’s broker, the Company recorded a $2.6 million other-than-temporary decline in the market value of this investment as Impairment of Long-Term Investment in the income statement, and a temporary decline of $106,000 in the market value of the two other investments with a cost of $2.6 million in Other Comprehensive Income on the Balance Sheet. These other two investments are custodial receipts for separate series of Floating Rate Cumulative Preferred Securities issued by Primus Financial Products, LLC, an indirect subsidiary of Primus Guaranty, Ltd., principally engaged in selling credit swaps against credit obligations of corporate and sovereign issuers. The Company evaluates these investments at each balance sheet date. There is risk that evaluations based on factors existing at future balance sheet dates could require the recording of additional temporary declines in Other Comprehensive Income on the Balance Sheet or could ultimately result in a determination that there is a decline in value that is other than temporary and a loss would be recognized in the income statement at that time.
Based on the Company’s current business plan, cash and cash equivalents of $17.4 million at December 31, 2007 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity on these investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2008 cash flow requirements.
Interest Rate Risk
The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less. The Company’s long-term investments at December 31, 2007 consist of investment grade auction rate securities on which the yield is reset every 28 days. Given the short maturities and the 28 day yield reset cycles, a 100 basis point rise in interest rates would not have been expected to have a material adverse impact on the fair value of the Company’s cash and cash equivalents and long-term investments at December 31, 2007. As a result, the Company does not currently hedge these interest rate exposures.
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
ITEM 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As previously reported, during the first quarter of fiscal year 2008, the Company identified a material weakness in the Company’s internal control over financial reporting related to the identification and reporting of certain short-term investments as cash and cash equivalents. This deficiency resulted from the misclassification of these investments as cash equivalents and an error in applying generally accepted accounting principals in the classification of certain of the Company’s investments. The investments were primarily in investment grade auction rate securities. An auction is held every 28 days to provide holders of the investment the opportunity to increase (buy), decrease (sell) or hold their investment. In the past the Company identified and reported its auction rate securities as cash equivalents. Further review by the Company of these investments together with applicable accounting and SEC literature has determined that the Company made an error in classifying these short-term investments as a cash equivalent. As a result, the Company restated its Balance Sheet, Cash Flow Statements and related disclosures on Form 10-K/A-1 dated November 16, 2007 to reflect the short-term investments separately from cash and cash equivalents. See Item 1, Note 13 to the Consolidated Financial Statements, “Restatement of Previously Issued Consolidated Financial Statements” of this Form 10-Q for details of the restatements. During the second quarter of fiscal 2008, the Company believes it has remediated the material weakness by implementing additional review and oversight procedures within its treasury function to evaluate proper classification of all cash and cash equivalents and long and short-term investments in order to ensure compliance with generally accepted accounting principles and is in the process of revising its investment policy.
As previously reported, during the quarter ended June 30, 2007, in connection with the audit of the Company’s consolidated financial statements as of June 30, 2007, the Company identified a material weakness in the Company’s internal control over financial reporting related to the calculation and review of income taxes. This deficiency resulted from an ineffective review process. As a result of this deficiency, there were errors in the accounting for the provision for income taxes, deferred income taxes, and current income taxes payable, primarily related to the Company’s foreign operations, which were detected and remedied in connection with the preparation of the Company’s consolidated financial statements as of June 30, 2007. The Company has engaged external tax advisors to assist in the review of the Company’s income tax calculations to ensure compliance with generally accepted accounting principles. This is an annual control procedure and will be tested at the end of fiscal 2008.
Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
No material changes were made to the risk factors listed in “Item 1A — Risk Factors” of the Company’s Annual Report on Form 10-K/A-1 for fiscal year 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Shareholders on November 12, 2007 at which the following action was taken:

1. The Shareholders elected the following persons as the Company’s Board of Directors, and the results of the vote on this matter were as follows:

Name	For	Withheld	Broker Non-Votes

David J. Beattie	7,177,377	18,332	—
Kenneth R. Dabrowski	7,179,927	15,782	—
Philip J. DeCocco	7,156,777	38,932	—
W. Richard Marz	7,179,377	16,332	—
Robert S. Oswald	7,082,962	112,747	—
Alfred A. Pease	7,084,402	111,307	—
James A. Ratigan	6,893,364	302,345	—
Terryll R. Smith	7,003,094	192,615	—
ITEM 6. EXHIBITS
10.47.	Employment and Amended and Restated Severance Agreement dated January 21, 2008 between Perceptron, Inc. and Alfred A. Pease is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on January 21, 2008.

10.48	Eighth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 21, 2007.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

32.1	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc. (Registrant)
Date: February 14, 2008	By:	/S/ Harry T. Rittenour
Harry T. Rittenour
President and Chief Executive Officer

Date: February 14, 2008	By:	/S/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 14, 2008	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Controller and Chief Accounting Officer (Principal Accounting Officer)