Form 10-Q
period 2008-03-31
PERCEPTRON INC/MI
filed 2008-05-15
CIK 887226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934 for the
quarterly period ended March 31, 2008.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of May 07, 2008, was:

Common Stock, $0.01 par value	8,822,957

Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2008

Page
Number
COVER	1

INDEX	2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION
Item 1A. Risk Factors	30
Item 6. Exhibits	30

SIGNATURES	31
Ninth Amendment to Credit Agreement
Certification by the CEO Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
Certification by the CFO Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
Certification by the CEO Pursuant to Section 906
Certification by the CFO Pursuant to Section 906

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
(In Thousands, Except Per Share Amount)	2008	2007
	(Unaudited)	As Restated
		(Note 13)
ASSETS
Current Assets
Cash and cash equivalents	$19,852	$10,878
Short-term investments	—	6,300
Receivables:
Billed receivables, net of allowance for doubtful accounts of $413 and $673, respectively	16,850	21,287
Unbilled receivables	4,308	2,858
Other receivables	444	799
Inventories, net of reserves of $1,231 and $911, respectively	8,854	7,625
Deferred taxes	1,243	1,243
Other current assets	4,952	3,025

Total current assets	56,503	54,015

Property and Equipment
Building and land	6,013	5,984
Machinery and equipment	13,349	11,952
Furniture and fixtures	1,074	1,133

	20,436	19,069
Less — Accumulated depreciation and amortization	(13,191)	(12,012)

Net property and equipment	7,245	7,057

Long-Term Investments	3,231	—
Deferred Tax Asset	5,068	4,384

Total Assets	$72,047	$65,456

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$3,237	$3,446
Accrued liabilities and expenses	3,285	2,764
Accrued compensation	1,781	1,075
Income taxes payable	1,479	883
Deferred revenue	3,335	3,483

Total current liabilities	13,117	11,651

Shareholders’ Equity
Preferred stock — no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,706 and 8,142, respectively	87	81
Accumulated other comprehensive income	2,278	869
Additional paid-in capital	39,586	36,346
Retained earnings	16,979	16,509

Total shareholders’ equity	58,930	53,805

Total Liabilities and Shareholders’ Equity	$72,047	$65,456

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands, Except Per Share Amounts)	2008	2007	2008	2007
Net Sales	$18,203	$15,954	$54,986	$38,898

Cost of Sales	10,265	8,697	31,106	22,608

Gross Profit	7,938	7,257	23,880	16,290

Operating Expenses
Selling, general and administrative	5,821	4,219	14,833	12,284
Engineering, research and development	2,135	2,043	6,532	5,687

Total operating expenses	7,956	6,262	21,365	17,971

Operating Income (Loss)	(18)	995	2,515	(1,681)

Other Income and (Expenses)
Interest income, net	267	188	811	767
Foreign currency gain (loss)	249	(2)	430	(23)
Impairment on long-term investment	—	—	(2,614)	—
Other	2	—	8	5

Total other income (expenses)	518	186	(1,365)	749

Income (Loss) Before Income Taxes	500	1,181	1,150	(932)

Income Tax Expense (Benefit)	289	490	680	(118)

Net Income (Loss)	$211	$691	$470	$(814)

Earnings (Loss) Per Common Share
Basic	$0.02	$0.09	$0.06	($0.10)
Diluted	$0.02	$0.08	$0.05	($0.10)

Weighted Average Common Shares Outstanding
Basic	8,549	7,950	8,387	8,143
Dilutive effect of stock options	461	683	557	—

Diluted	9,010	8,633	8,944	8,143

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine Months Ended
	March 31,
(In Thousands)	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$470	$(814)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Depreciation and amortization	960	960
Stock compensation expense	467	645
Deferred income taxes	(624)	(550)
Impairment on long-term investments	2,614	—
Allowance for doubtful accounts	(310)	56
Other	92	121
Changes in assets and liabilities, exclusive of changes shown separately	2,281	(5,194)

Net cash provided from (used for) operating activities	5,950	(4,776)

Cash Flows from Financing Activities
Revolving credit borrowings	10	1,028
Revolving credit repayments	(10)	(1,028)
Proceeds from stock plans	2,779	1,267
Repurchase of company stock	—	(5,184)

Net cash provided from (used for) financing activities	2,779	(3,917)

Cash Flows from Investing Activities
Capital expenditures	(1,055)	(945)
Sales of investments	—	1,025

Net cash (used for) provided from investing activities	(1,055)	80

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,300	330

Net Increase (Decrease) in Cash and Cash Equivalents	8,974	(8,283)
Cash and Cash Equivalents, Beginning of Period	10,878	17,963

Cash and Cash Equivalents, Ending of Period	$19,852	$9,680

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Receivables, net	$5,397	$(361)
Inventories	(654)	(4,424)
Accounts payable	(757)	465
Other current assets and liabilities	(1,705)	(874)

	$2,281	$(5,194)

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
2. Long and Short-Term Investments
The Company’s investments with a maturity of greater than three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. Each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other-than-temporary. If an impairment is deemed to be other-than-temporary, it is recorded in the income statement.
As of March 31, 2008, the Company holds investments totaling $6.3 million (at cost) in investment grade auction rate securities. An auction is held every 28 days to provide holders of these auction rate securities the opportunity to increase (buy), decrease (sell) or hold their investment. Auctions for the Company’s investments in auction rate securities have been unsuccessful since August 2007. The unsuccessful auctions have resulted in the interest rate on these securities resetting at a premium interest rate every 28 days. In the event the Company needs to access funds invested in these auction rate securities, the Company would not be able to liquidate these securities until a future auction of these securities is successful or a buyer is found outside of the auction process.
The continued unsuccessful auctions have caused the Company to reevaluate the liquidity and fair value of these auction rate securities. The Company believes that the anticipated recovery period for these investments is likely to be longer than twelve months and as a result has recorded the investments at March 31, 2008 as long-term assets. To date, the Company has received all interest payments on these investments every 28 days. The Company has determined that its investment in Blue Water Trust I, with a cost of $3.7 million, has been other-than-temporarily impaired. Blue Water Trust I (“Blue Water”) is a Money Market Committed Preferred Custodial Trust Security (“CPS Security”) that invests in investment grade commercial paper and which has entered into a Put Agreement with RAM Reinsurance Company Ltd. (“Ram Re”), a wholly owned subsidiary of RAM Holdings Ltd., principally engaged in underwriting financial guaranty insurance. In the event Ram Re exercises its put option, Blue Water is required to purchase perpetual non-cumulative redeemable preference shares of Ram Re.

During the second quarter of fiscal 2008, based on estimated fair values provided by the Company’s broker, the Company recorded a $2.6 million other-than-temporary non-cash decline in the market value of this investment as Impairment of Long-Term Investment in the income statement. During the nine months ended March 31, 2008, based on estimated fair values provided by the Company’s broker, the Company also recorded a temporary non-cash decline of $99,000 in the market value of this investment and a temporary non-cash decline of $427,000 in the market value of two other investments with a cost of $2.6 million in Other Comprehensive Income on the Balance Sheet. These other two investments are custodial receipts for separate series of Floating Rate Cumulative Preferred Securities issued by Primus Financial Products, LLC, an indirect subsidiary of Primus Guaranty, Ltd., principally engaged in selling credit swaps against credit obligations of corporate and sovereign issuers. The Company evaluates these investments at each balance sheet date. There is risk that evaluations based on factors existing at future balance sheet dates could require the recording of additional temporary declines in Other Comprehensive Income on the Balance Sheet or could ultimately result in a determination that there is a decline in value that is other than temporary and a loss would be recognized in the income statement at that time.
3. Inventory
Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1,231,000 and $911,000 at March 31, 2008 and June 30, 2007, respectively, is comprised of the following (in thousands):

	March 31,	June 30,
	2008	2007
Component parts	$3,000	$2,900
Work in process	294	355
Finished goods	5,560	4,370

Total	$8,854	$7,625

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
Options to purchase 299,000 and 326,000 shares of common stock outstanding in the three months ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 246,000 and 338,000 shares of common stock outstanding in the nine months ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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
At March 31, 2008, the Company had forward exchange contracts to sell 5.0 million Euros ($7.6 million equivalent) at a weighted average settlement rate of 1.52 Euros to the United States Dollar. The contracts outstanding at March 31, 2008 mature through May 30, 2008. The objective of the hedge transactions is to protect designated portions of the Company’s net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized a charge of approximately $385,000 and $727,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and nine months ended March 31, 2008, respectively. Offsetting this amount in other comprehensive income (loss) was the translation effect of the Company’s foreign subsidiary. There was no gain or loss recognized in earnings because the forward contracts were effective. The Company’s forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.
At March 31, 2007, the Company had approximately $4.0 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.32 Euros to the United States Dollar. The Company recognized a charge of approximately $23,000 and $47,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and nine months ended March 31, 2007.
6. Comprehensive Income
Comprehensive income is defined as the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income, net of tax, for the applicable periods is as follows (in thousands):

Three Months Ended March 31,	2008	2007
Net Income	$211	$691
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	1,206	151
Temporary impairment on investment	(420)	0
Forward contracts	(385)	(23)

Total Comprehensive Income	$612	$819

Nine Months Ended March 31,	2008	2007
Net Income (Loss)	$470	$(814)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	2,662	807
Temporary impairment on investment	(526)	0
Forward contracts	(727)	(47)

Total Comprehensive Income (Loss)	$1,879	$(54)

7. Credit Facilities
The Company had no debt outstanding at March 31, 2008.
The Company has a $6.0 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2009. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non real estate assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at the greater of 1/2% below prime rate or 1% above the Federal Funds Rate. Interest on Eurodollar-based Advances is calculated at 1.88% above the Eurodollar Rate offered at the time and for the period chosen and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of .075% on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.3 million as of March 31, 2008 and to have no advances outstanding for 30 consecutive days each calendar year.
At March 31, 2008, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to $790,000 at March 31, 2008). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2008, GmbH had no borrowings outstanding. At March 31, 2008, the facility supported outstanding letters of credit totaling 79,135 Euros (equivalent to approximately $125,000).
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
The Company recognized as an operating expense non-cash stock-based compensation cost in the amount of $144,000 and $467,000 in the three and nine months ended March 31, 2008, respectively. This had the effect of decreasing net income by $104,000, or $0.01 per diluted share, and $347,000, or $0.04 per diluted share, for the three and nine months ended March 31, 2008, respectively. The Company recognized as an operating expense non-cash stock-based compensation cost in the amount of $194,000 and $645,000 in the three and nine months ended March 31, 2007, respectively. This had the effect of decreasing net income by $163,000, or $0.02 per diluted share, and $519,000, or $0.06 per diluted share, for the three and nine months ended March 31, 2007, respectively. As of March 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1.5 million. The Company expects to recognize this cost over a weighted average vesting period of 2.88 years.
The Company maintains a 1992 Stock Option Plan (“1992 Plan”) and a 1998 Global Team Member Stock Option Plan (“1998 Plan”) covering substantially all company employees and certain other key persons and a Directors Stock Option Plan (“Directors Plan”) covering all non-employee directors. During fiscal 2005, shareholders approved a new 2004 Stock Incentive Plan that replaced the 1992 and Directors Stock Option Plans as to future grants. The 1998 Plan expired in February 2008. The Options previously granted under the 1992, 1998 and Directors Stock Option Plans will continue to be maintained until all options are executed, cancelled or expire. The 2004, 1992 and Directors Plans are administered by a committee of the Board of Directors, the Management Development Compensation and Stock Option Committee (the “Management Development Committee”). The 1998 Plan is administered by the President of the Company.
Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development Committee, unless specified in the 2004 Stock Incentive Plan. As of December 31, 2007, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. Options outstanding under the Directors Stock Option Plan are either an initial option or an annual option. Prior to December 7, 2004, under the Directors Stock Option Plan, annual options of 3,000 shares were granted as of the date of the respective annual meeting to each non-employee director serving at least six months prior to the annual meeting and become exercisable in three annual increments of 33 1/3% after the date of grant. Options under the Directors Stock Option Plan expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.

The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, was as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007
Weighted Average Estimated Fair Value Per Share of Options Granted During the Period	$3.24	$3.05	$3.50	$3.04
Assumptions:
Amortized Dividend Yield	—	—	—	—
Common Stock Price Volatility	33.72%	31.10%	32.79%	31.56%
Risk Free Rate of Return	3.63%	4.63%	4.02%	4.76%
Expected Option Term (in years)	5	5	5	5
The Company received approximately $1.3 million and $2.6 million in cash from option exercises under all share-based payment arrangements during the three and nine months ended March 31, 2008, respectively. The Company also received approximately $50,000 and $209,000 in cash from its other share-based payment arrangements during the three and nine months ended March 31, 2008, respectively.
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
In July 2007, the State of Michigan signed into law the Michigan Business Tax Act, replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes took effect on January 1, 2008, and, because they are based on or derived from income-based measures, the provisions of SFAS No. 109, “Accounting for Income Taxes,” apply as of the enactment date. In September 2007, an amendment to the Michigan Business Tax Act was also signed into law establishing a deduction to the business income tax base if temporary differences result in a deferred tax liability as measured at December 31, 2007. In December 2007, another modification was passed by the legislature to add a surcharge that effectively increased the tax rate. The Company has a small net deferred tax asset as of March 31, 2008.

10. Commitments and Contingencies
Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $6.5 million using a March 31, 2008 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS’ claims.
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
11. New Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The impact of adopting this statement on the Company’s financial statements has not yet been evaluated.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Because the Company does not have any minority interest subsidiaries, there is no impact of adopting this statement on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.
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
12. Segment Information
Effective April 1, 2007, the Company organized its business into two operating segments, Automated Systems and Technology Products. The Company’s reportable segments are strategic business units that have separate management teams focused on different marketing strategies. The Automated Systems segment primarily sells its products to automotive companies either directly or through manufacturing line builders, system integrators or original equipment manufacturers (“OEMs”). The Company’s Automated Systems products are primarily custom-designed systems typically purchased for installation in connection with new model retooling programs. The Automated Systems segment includes value added services that are primarily related to Automated Systems products. The Technology Products segment sells its products to a variety of markets through OEMs, system integrators, value-added resellers and distributors. The Company’s Technology Products target the digitizing, reverse engineering and inspection markets and include products that are sold as whole components ready for use.
The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance based on operating income, excluding unusual items. Company-wide costs are allocated between segments based on revenues and/or labor as deemed appropriate.

	Automated	Technology
Reportable Segments ($000)	Systems	Products	Consolidated
Three months ended March 31, 2008
Net sales	$11,100	$7,103	$18,203
Operating income (loss)	305	(323)	(18)
Assets	48,696	23,351	72,047
Accum. depreciation and amortization	8,333	4,858	13,191

Three months ended March 31, 2007
Net sales	$11,650	$4,304	$15,954
Operating income (loss)	1,461	(466)	995
Assets	39,112	19,688	58,800
Accum. depreciation and amortization	7,697	4,444	12,141

Nine months ended March 31, 2008
Net sales	$29,837	$25,149	$54,986
Operating income	258	2,257	2,515
Assets	46,732	25,315	72,047
Accum. depreciation and amortization	8,029	5,162	13,191

Nine months ended March 31, 2007
Net sales	$28,614	$10,284	$38,898
Operating income (loss)	253	(1,934)	(1,681)
Assets	38,936	19,864	58,800
Accum. depreciation and amortization	7,907	4,234	12,141
13. Restatement of Previously Issued Consolidated Financial Statements
Subsequent to filing the Company’s Form 10-K for the fiscal year ended June 30, 2007, the Company determined that its previously issued Consolidated Balance Sheets had short-term investments incorrectly identified and reported with cash and cash equivalents. As a result, the Consolidated Statements of Cash Flow did not reflect the purchases and sales activity of the short-term investments. The restatement did not have any effect on the Income Statement in any year. The effects of the restatement on the Consolidated Balance Sheet at June 30, 2007, and the Consolidated Statement of Cash Flow for the nine months ended March 31, 2007 are reflected in the following tables:

	June 30, 2007
Effect on Balance Sheet	As Reported	Adjustment	As Restated
Cash and cash equivalents	$17,178	$(6,300)	$10,878
Short-term investments	—	6,300	6,300

	For the Nine Months Ended
	March 31, 2007
Effect on Cash Flow Statement	As Reported	Adjustment	As Restated
Cash Flows from Operating Activities
Net cash used for operating activities	$(4,776)	$—	$(4,776)

Cash Flows from Financing Activities
Net cash used for financing activities	(3,917)	—	(3,917)

Cash Flows from Investing Activities
Purchases of investments	—	—	—
Sales of investments	—	1,025	1,025

Net cash provided from (used for) investing activities	(945)	1,025	80
Effect of Exchange Rate changes on Cash and Cash Equivalents	330	—	330

Net Increase (Decrease) in Cash and Cash Equivalents	(9,308)	1,025	(8,283)
Cash and Cash Equivalents, July 1	25,188	(7,225)	17,963

Cash and Cash Equivalents, March 31	$15,880	$(6,200)	$9,680

14. Accrued Compensation
On January 21, 2008 the Company announced the retirement of Alfred A. Pease as President and Chief Executive Officer. In addition, on January 21, 2008, the Company and Mr. Pease entered into an Employment and Amended and Restated Severance Agreement (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Pease will receive his base salary through June 30, 2009, is eligible for a bonus under the Company’s Fiscal Year 2008 Profit Sharing Plan, supplemental compensation based upon the number of days that he provides services to the Company following his retirement, health benefits until he becomes eligible for Medicare coverage and welfare benefits and certain other benefits during the salary continuation period. Mr. Pease will maintain an advisory role to Mr. Rittenour, the newly appointed President and Chief Executive Officer. During the third quarter of fiscal 2008, the Company accrued an expense of approximately $600,000, representing certain of the amounts due to Mr. Pease pursuant to the Employment Agreement. As of March 31, 2008, $511,000 of this accrual is classified in Accrued Compensation on the balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT
We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal years 2008 and 2009 future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released and from our plans to make important new investments, largely for personnel, for newly introduced products and geographic growth opportunities in the U.S., Europe, Eastern Europe, Asia, the timing of the introduction of new products and our ability to fund our fiscal year 2008 and 2009 and future cash flow requirements. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A — Risk Factors” of the Company’s Annual Report on Form 10-K/A-1 for fiscal year 2007. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s Automated Systems segment products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s Automated Systems segment products have shorter lead times than other components and are required later in the process, orders for the Company’s Automated Systems segment products tend to be given later in the integration process. The Company’s Technology Products segment products are subject to the timing of firm orders from its customers, which may change on a monthly basis. In addition, because the Company’s Technology Products segment products require short lead times from firm order to delivery, the Company purchases long lead time components before firm orders are in hand. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products and expand into new geographic markets. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.

OVERVIEW
Perceptron, Inc. (“Perceptron” or the “Company”) develops and produces its products in two distinct segments:
Its Automated Systems segment products provide non-contact metrology solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement and inspection applications. These offerings are designed to improve quality, increase productivity and decrease costs in manufacturing and product development. The principal products in the Automated Systems segment are AutoGauge®, AutoFit®, AutoScan®, and AutoGuide® products and Value Added Services for consulting, training and non-warranty support services.
The products in the Company’s Technology Products segment are sold to industrial, professional and consumer users and offer innovative technology solutions for scanning, alignment and visual inspection applications. The principal products in the Technology Products segment are ScanWorks®, Non-Contact Wheel Alignment (“WheelWorks®”), TriCam® sensors for the forest products industry, components for ScanTrak™ and commercial product.
The Company services multiple markets, with the largest being the automotive industry. The Company’s primary operations are in the Americas, Europe and Asia.
In the quarter ended March 31, 2008, the Company began selling components for a new product named ScanTrak™ to Northern Digital Inc. (“NDI”). ScanTrak™ is an integration of Perceptron’s ScanWorks V5 laser scanner with NDI’s OPTOTRAK PROseries optical tracker that NDI sells worldwide. ScanTrak™ allows an operator to easily scan large parts, such as complete car bodies or aerospace assemblies.
In March 2007, the Company launched its first commercial product which is designed to be used by professional trade persons as well as individual consumers. The product is sold to Ridge Tool pursuant to a long-term supply agreement which requires Ridge Tool to purchase certain minimum levels of product to maintain exclusivity. Ridge markets the current product under the name SeeSnake® micro™. The SeeSnake® micro™ is an optical technology tool that allows its user to see in unreachable places, via a liquid crystal display screen on a hand held unit. It is used to detect and diagnose problems a tradesperson or consumer may have beneath, behind, or in-between places that cannot otherwise be seen – such as around machinery, inside pipes, behind walls, inside ductwork, etc. Attachments also allow the user to retrieve loose objects via a hook or magnet. During the quarter ended December 31, 2007, the SeeSnake® micro™ first became available for sale at the Professional Desk at The Home Depot.
The Company expects to introduce additional optical technology products for the professional trades market in the quarter ending June 30, 2008 as well as in the future. During the quarter ended December 31, 2007, the Company signed a strategic supplier agreement with Snap-on Logistics Company, a subsidiary of Snap-on Incorporated (“Snap-on”) to provide Snap-on with optical technology tools for sale to technicians on a world-wide basis. The Company anticipates developing and manufacturing a series of products of varying levels of technological sophistication for Snap-on distribution and sales globally. The first of these products is expected to be delivered to Snap-on in the quarter ending June 30, 2008.
New vehicle tooling programs represent the most important selling opportunity for the Company’s Automated Systems products. The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans and is also influenced by the state of the economy.

The Company is continuing its efforts to expand its sales opportunities in both its Automated Systems and Technology Products segments. In the near-term, the Company intends to focus on the development, production and release of an expanded family of optical technology products for sale through its customers and on its previously announced Automated Systems growth strategy in new geographic markets, principally in Asia.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Overview – For the third quarter of fiscal 2008, the Company reported revenue growth of 14% to $18.2 million, an operating loss of $18,000 and net income of $211,000, or $0.02 per diluted share. This compares to revenue of $16.0 million, operating income of $995,000 and net income of $691,000 or $0.08 per diluted share, for the third quarter of fiscal 2007. Increases in selling, general and administrative costs in the quarter relating to the retirement of the Company’s CEO, Sarbanes Oxley 404 internal control requirements and increased professional fees were the principal reasons for the decline in operating income and net income. Specific line item results are described below.
Sales – Net sales were $18.2 million for the third quarter of fiscal 2008 compared to net sales of $16.0 million for the same period one year ago. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

	Third		Third
Sales (by segment)	Quarter		Quarter
(in millions)	2008		2007		Increase/(Decrease)
Automated Systems	$11.1	61.0%	$11.7	73.1%	$(0.6)	(5.1)%
Technology Products	7.1	39.0%	4.3	26.9%	2.8	65.1%

Totals	$18.2	100.0%	$16.0	100.0%	$2.2	13.8%

	Third		Third
Sales (by location)	Quarter		Quarter
(in millions)	2008		2007		Increase/(Decrease)
Americas	$8.8	48.4%	$7.4	46.3%	$1.4	18.9%
Europe	8.1	44.5%	8.0	50.0%	0.1	1.3%
Asia	1.3	7.1%	0.6	3.7%	0.7	116.7%

Totals	$18.2	100.0%	$16.0	100.0%	$2.2	13.8%

The Technology Product sales increase was primarily the result of higher sales of the Company’s commercial product compared to the third quarter of fiscal 2007. Increased sales of the Company’s commercial product was also the primary reason for the increase in sales in the Americas and more than offset a decline in Automated Systems sales in the Americas due to weak economic conditions in the U.S. domestic automotive market. The positive impact of the stronger Euro compared to the third quarter of fiscal 2007 increased sales in Europe by $1.1 million and offset a decline in sales, primarily in Automated Systems. Asian sales increased primarily due to sales of the Company’s Automated Systems products. In the recent past, nearly all of Asia’s revenue came from sales in Technology Products. This represents an important change in the product mix in Asian sales and is a reflection of the investment the Company has been making in Asia.

Bookings – Bookings represent new orders received from customers. The Company had new order bookings during the quarter of $20.6 million compared with new order bookings of $20.0 million for the third quarter ended March 31, 2007. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

	Third		Third
Bookings (by segment)	Quarter		Quarter
(in millions)	2008		2007		Increase/(Decrease)
Automated Systems	$11.8	57.3%	$10.3	51.5%	$1.5	14.6%
Technology Products	8.8	42.7%	9.7	48.5%	(0.9)	(9.3)%

Totals	$20.6	100.0%	$20.0	100.0%	$0.6	3.0%

	Third		Third
Bookings (by location)	Quarter		Quarter
(in millions)	2008		2007		Increase/(Decrease)
Americas	$11.3	54.8%	$14.1	70.5%	$(2.8)	(19.9)%
Europe	7.6	36.9%	5.6	28.0%	2.0	35.7%
Asia	1.7	8.3%	0.3	1.5%	1.4	466.7%

Totals	$20.6	100.0%	$20.0	100.0%	$0.6	3.0%

The Company’s level of new orders fluctuates from quarter to quarter. Automated Systems bookings increased in the third quarter of 2008 compared to 2007 primarily from orders taken in Asia and Europe. The decrease in new order bookings for Technology Products was primarily due to the Company’s commercial product and reflects the fact that the third quarter of fiscal 2007 was the initial launch of the product and had a high level of orders received to fill distribution lines. The decrease in bookings in the commercial product was also the primary reason for the decrease in bookings in the Americas. Mitigating the decrease in commercial product were higher bookings received across all three geographic locations of the Company’s other Technology Products such as Non-Contact Wheel Alignment, ScanWorks® and components for ScanTrak™.
Backlog – Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $23.7 million as of March 31, 2008 compared with $26.6 million as of March 31, 2007. The following tables set forth comparison data for the Company’s backlog by segment and geographic location.

	Third		Third
Backlog (by segment)	Quarter		Quarter
(in millions)	2008		2007		Increase/(Decrease)
Automated Systems	$15.3	64.6%	$17.5	65.8%	$(2.2)	(12.6)%
Technology Products	8.4	35.4%	9.1	34.2%	(0.7)	(7.7)%

Totals	$23.7	100.0%	$26.6	100.0%	$(2.9)	(10.9)%

	Third		Third
Backlog (by location)	Quarter		Quarter
(in millions)	2008		2007		Increase/(Decrease)
Americas	$15.0	63.3%	$16.8	63.1%	$(1.8)	(10.7)%
Europe	7.3	30.8%	9.5	35.7%	(2.2)	(23.2)%
Asia	1.4	5.9%	0.3	1.2%	1.1	366.7%

Totals	$23.7	100.0%	$26.6	100.0%	$(2.9)	(10.9)%

The Company’s backlog of $26.6 million at March 31, 2007 was the highest backlog the Company has had since 1999. The $23.7 million backlog at March 31, 2008 is the second highest quarter ending backlog in the last 5 years. The Company expects to be able to fill substantially all of the orders in the backlog at March 31, 2008 during the following twelve months. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company.
Gross Profit – Gross profit was $7.9 million, or 43.6% of sales, in the third quarter of fiscal year 2008, as compared to $7.3 million, or 45.5% of sales, in the third quarter of fiscal year 2007. The gross profit margin decrease was due to the mix of product sales that included the higher volume commercial product this quarter which has a lower gross margin than the Company’s other products. The stronger Euro in the quarter ended March 31, 2008 mitigated the lower gross margin impact.
Selling, General and Administrative (SG&A) Expenses – SG&A expenses were $5.8 million in the quarter ended March 31, 2008 compared to $4.2 million in the third quarter a year ago. The increase was primarily due to: costs related to the retirement of the Company’s CEO totaling approximately $600,000; an increase of approximately $260,000 in the cost of outside professional services for accounting and audit fees primarily related to compliance with Sarbanes Oxley Section 404 internal control requirements that were not incurred in the third quarter of fiscal 2007; approximately $250,000 in additional legal fees and board expenses primarily related to the change in senior management that occurred during the quarter; approximately $220,000 principally for personnel additions and co-op advertising expenses related to the Company’s new commercial product; approximately $100,000 in additional personnel and related expenses incurred in connection with the Company’s expanded sales efforts in Asia and approximately $200,000 related to the stronger Euro in the fiscal 2008 quarter compared to the fiscal 2007 quarter.
Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $2.1 million in the quarter ended March 31, 2008 compared to $2.0 million in the third quarter a year ago. The increase was primarily due to approximately $250,000 in engineering materials and personnel costs related to commercial product development efforts that were offset by lower engineering and R&D expenses for the Company’s other products.
Interest Income, net – Net interest income was $267,000 in the third quarter of fiscal 2008 compared with net interest income of $188,000 in the third quarter of fiscal 2007. The increase was primarily due to higher interest rates on average invested cash balances compared to one year ago.
Foreign Currency – There was a net foreign currency gain of $249,000 in the third quarter of fiscal 2008 compared with a net loss of $2,000 a year ago and represents foreign currency changes, particularly the Yen, within the respective periods.
Income Taxes – The effective tax rate for the third quarter of fiscal 2008 was 57.8% compared to 41.5% in the third quarter of fiscal 2007. The fiscal 2007 quarter included a one-time tax benefit of approximately $98,000 recorded by the Company’s German subsidiary that related to new corporate tax legislation. The benefit had the effect of reducing the effective tax rate for the fiscal 2007 third quarter by 8.3%. Excluding this benefit, the effective tax rate would have been 49.8% for fiscal 2007 compared to 57.8% for fiscal 2008 and difference from quarter to quarter primarily reflects the effect of the mix of pretax profit and loss among the Company’s various operating entities and their respective tax rates.
Outlook – The Company continues to expect that sales and operating income will show growth for the full year of fiscal 2008 over fiscal 2007, primarily from growth within the Technology Products segment, particularly from new commercial product offerings. The Company’s sales in the fourth quarter of fiscal 2008, however, are expected to be similar to sales in the third quarter of fiscal 2008. The Company expects to incur higher SG&A expenses in the fourth quarter of fiscal 2008 compared to 2007 due to implementation and audit fees related to compliance with Sarbanes Oxley Section 404 internal control requirements. The Company anticipates revenue growth in fiscal 2009 over fiscal 2008 based on the positive trends shown from the investments the Company has made in Asia, existing and new Technology Products.
Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007
Overview – The Company reported revenue growth of 41% to $55.0 million and net income of $470,000, or $0.05 per diluted share, for the nine months ended March 31, 2008. This compares to revenue of $38.9 million and a net loss of $814,000, or $0.10 per diluted share for the nine months ended March 31, 2007. Significantly affecting the fiscal 2008 results was a $2.6 million impairment charge on a long-term investment recorded in the second quarter of fiscal 2008. See Note 2 to the Consolidated Financial Statements, Long and Short-Term Investments and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007 — Impairment on Long-Term Investment” below. Specific line item results for the nine-month periods ended March 31, 2008 and 2007 are described below.
Sales – Net sales in the first nine months of fiscal 2008 were $55.0 million, compared to $38.9 million for the nine months ended March 31, 2007. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

Sales (by segment)	Nine Months		Nine Months
(in millions)	Ended 3/31/08		Ended 3/31/07		Increase/(Decrease)
Automated Systems	$29.8	54.2%	$28.7	73.8%	$1.1	3.8%
Technology Products	25.2	45.8%	10.2	26.2%	15.0	147.1%

Totals	$55.0	100.0%	$38.9	100.0%	$16.1	41.4%

Sales (by location)	Nine Months		Nine Months
(in millions)	Ended 3/31/08		Ended 3/31/07		Increase/(Decrease)
Americas	$33.0	60.0%	$18.7	48.1%	$14.3	76.5%
Europe	18.6	33.8%	18.4	47.3%	0.2	1.1%
Asia	3.4	6.2%	1.8	4.6%	1.6	88.9%

Totals	$55.0	100.0%	$38.9	100.0%	$16.1	41.4%

The increase in Automated Systems sales was primarily due to increased sales in Asia. The sales increase in Technology Products was primarily due to higher sales of the Company’s commercial product which was initially introduced in the third quarter of fiscal 2007. Increased sales of the Company’s commercial product was also the primary reason for the increase in sales in the Americas and more than offset a decline in Automated Systems sales in the Americas. Asia’s revenue increased primarily in the Automated Systems segment. In the recent past, Asia’s revenue came primarily from sales in Technology Products. The effect of the stronger Euro in fiscal 2008 compared to 2007 increased sales in Europe by $2.1 million.
Bookings – Bookings represent new orders received from customers. New order bookings for the nine months ended March 31, 2008 were $55.7 million compared to $46.7 million for the same period one year ago. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

Bookings (by segment)	Nine Months		Nine Months
(in millions)	Ended 3/31/08		Ended 3/31/07		Increase/(Decrease)
Automated Systems	$32.0	57.5%	$29.2	62.5%	$2.8	9.6%
Technology Products	23.7	42.5%	17.5	37.5%	6.2	35.4%

Totals	$55.7	100.0%	$46.7	100.0%	$9.0	19.3%

Bookings (by location)	Nine Months		Nine Months
(in millions)	Ended 3/31/08		Ended 3/31/07		Increase/(Decrease)
Americas	$31.7	56.9%	$27.4	58.7%	$4.3	15.7%
Europe	19.6	35.2%	17.6	37.7%	2.0	11.4%
Asia	4.4	7.9%	1.7	3.6%	2.7	158.8%

Totals	$55.7	100.0%	$46.7	100.0%	$9.0	19.3%

The increase in new order bookings for Automated Systems during the nine months ended March 31, 2008 was primarily due to increased bookings in Asia and Europe, more than offsetting a decline in the Americas. The increase in new order bookings in the Technology Products Group for the fiscal 2008 nine-month period was primarily due to orders for the Company’s commercial product. The increase in new order bookings for the Company’s commercial product was also the primary reason for the increased bookings in the Americas. Historically, the Company’s rate of new orders has varied from quarter to quarter.
Gross Profit – Gross profit was $23.9 million, or 43.4% of sales, for the nine months ended March 31, 2008, as compared to $16.3 million, or 41.9% of sales, for the nine months ended March 31, 2007. The gross profit margin increase was primarily due to the higher sales level in fiscal 2008 compared to fiscal 2007 with relatively fixed labor costs. Partially offsetting the increase was the effect of the mix of product sales that included the higher volume commercial product this period which has lower gross margin than the Company’s other products. The stronger Euro in fiscal 2008 also favorably affected gross margin.
Selling, General and Administrative (SG&A) Expenses – SG&A expenses were $14.8 million for the nine months ended March 31, 2008 compared to $12.3 million in the same period one year ago. The increase was primarily due to: costs related to the retirement of the Company’s CEO totaling approximately $600,000; expenses of approximately $600,000 principally for personnel additions and co-op advertising expenses related to the Company’s new commercial product; increased benefit expenses of approximately $190,000; an increase of approximately $440,000 in the cost of outside professional services for accounting and audit fees primarily related to compliance with Sarbanes Oxley Section 404 internal control requirements that were not incurred in fiscal 2007, and approximately $300,000 in additional legal fees and board expenses primarily related to the change in senior management that occurred during the third quarter of fiscal 2008. Lower expenses in Europe were offset by approximately a $450,000 increase related to the stronger Euro in the fiscal 2008 period compared to the fiscal 2007 period.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $6.5 million for the nine months ended March 31, 2008 compared to $5.7 million for the nine-month period a year ago. The increase was principally due to approximately $800,000 for engineering materials and personnel costs related to commercial product development efforts.
Interest Income, net – Net interest income was $811,000 in the nine months ended March 31, 2008 compared with net interest income of $767,000 in the nine months ended March 31, 2007. The increase was primarily due to higher interest rates on average invested cash balances compared to one year ago.
Foreign Currency – There was a net foreign currency gain of $430,000 in the fiscal nine-month period compared with a net loss of $23,000 a year ago and represents foreign currency changes, particularly the Euro and Yen, within the respective periods.
Impairment on Long-Term Investment – In the quarter ended December 31, 2007, the Company determined that one of its investments in auction rate securities had been other-than-temporarily impaired and based on fair values provided by the Company’s broker, recorded a $2.6 million other-than-temporary decline in the market value of this investment. See Note 2 of the Notes to the Consolidated Financial Statements, “Long and Short-Term Investments”.
Income Taxes – The effective tax rate for the nine months ended March 31, 2008 was 59.1% compared to 12.7% in the nine months ended March 31, 2007. The effective rate in both 2008 and 2007 primarily reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their countries’ respective tax rates. The large impairment charge recorded in the second quarter of fiscal 2008 resulted in a taxable loss in the United States that offset taxable income in other countries with higher tax rates. The effective tax rate for the fiscal 2008 nine-month period would have been approximately 41.7% without the impairment charge. Also affecting the effective tax rate comparison was a one time tax benefit of approximately $98,000 recorded by the Company’s German subsidiary in fiscal 2007 that related to new corporate tax legislation. The benefit had the effect of reducing the effective tax rate for the nine-month period by 10.5%. Excluding this benefit, the effective tax rate for the fiscal 2007 nine-month period would have been 2.2% and primarily reflected the effect of pretax losses in North America being offset by pretax income in the Company’s European subsidiaries which are taxed at higher rates.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash and cash equivalents were $19.9 million at March 31, 2008, compared to $10.9 million at June 30, 2007. The cash increase of $9.0 million for the nine months ended March 31, 2008 resulted primarily from $6.0 million of cash generated from operations, $2.8 million received from the Company’s stock plans and $1.3 million from the favorable effect of exchange rate changes on cash balances held in foreign currencies. Mitigating these increases were capital expenditures of $1.1 million.
The $6.0 million increase in cash provided from operations was primarily generated from $3.7 million of net income including the add back of non-cash operating items such as impairment on long-term investments, depreciation, stock compensation expense and change in deferred income taxes and $2.3 million from changes in net working capital. Net working capital is defined as changes in assets and liabilities, exclusive of changes shown separately on the Consolidated Statements of Cash Flow. The net working capital change resulted primarily from reductions of receivables of $5.4 million offset by a change in other current assets and liabilities of $1.7 million, a reduction in accounts payable of $757,000, and an increase in inventory of $654,000. The $5.4 million reduction in receivables primarily related to cash collections during the period. The change in other current assets and liabilities primarily represented the increase in deposits to purchase commercial product inventory.

The Company provides a reserve for obsolescence to recognize the effects of engineering changes that render certain parts obsolete, age and use of inventory that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the nine months ended March 31, 2008, the Company increased the reserve for obsolescence by $328,000 and disposals netted with the foreign currency translation effect of the Euro decreased the reserve $8,000.
The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company decreased its allowance for doubtful accounts by $22,000 and wrote off $238,000 of receivables during the nine months ended March 31, 2008. The write-off of $250,000 primarily related to two European customers.
The Company had no debt outstanding at March 31, 2008. The Company has a $6.0 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2009. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non real estate assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily at the greater of 1/2% below prime rate or 1% above the Federal Funds Rate. Interest on Eurodollar-based Advances is calculated at 1.88% above the Eurodollar Rate offered at the time and for the period chosen and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of ..075% on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.3 million as of March 31, 2008 and to have no advances outstanding for 30 consecutive days each calendar year.
At March 31, 2008, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to $790,000 at March 31, 2008). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2008, GmbH had no borrowings outstanding. At March 31, 2008, the facility supported outstanding letters of credit totaling 79,135 Euros (equivalent to approximately $125,000).
See Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q, Item 3, “Legal Proceedings” and Note 6 to the Consolidated Financial Statements, “Contingencies”, of the Company’s Annual Report on Form 10-K/A-1 for fiscal year 2007, for a discussion of certain contingencies relating to the Company’s liquidity, financial position and results of operations. See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies — Litigation and Other Contingencies” of the Company’s Annual Report on Form 10-K/A-1 for fiscal year 2007.
The Company expects to spend approximately $1.7 million during fiscal year 2008 for capital expenditures, although there is no binding commitment to do so.

As of March 31, 2008, the Company holds long-term investments totaling $6.3 million (at cost) in investment grade auction rate securities. An auction is held every 28 days to provide holders of these auction rate securities the opportunity to increase (buy), decrease (sell) or hold their investment. Auctions for the Company’s investments in auction rate securities have been unsuccessful since August 2007. The unsuccessful auctions have resulted in the interest rate on these securities resetting at a premium interest rate every 28 days. In the event the Company needs to access funds invested in these auction rate securities, the Company would not be able to liquidate these securities until a future auction of these securities is successful or a buyer is found outside of the auction process.
The continued unsuccessful auctions have caused the Company to re-evaluate the liquidity and fair value of these investments. The Company believes that the anticipated recovery period for these investments is likely to be longer than twelve months and as a result has recorded these investments at March 31, 2008 as long-term assets. To date, the Company has received all interest payments on these investments every 28 days. The Company has determined that its investment in Blue Water Trust I, with a cost of $3.7 million, has been other-than-temporarily impaired. Blue Water Trust I (“Blue Water”) is a Money Market Committed Preferred Custodial Trust Security (“CPS Security”) that invests in investment grade commercial paper and which has entered into a Put Agreement with RAM Reinsurance Company Ltd. (“Ram Re”), a wholly owned subsidiary of RAM Holdings Ltd., principally engaged in underwriting financial guaranty insurance. In the event Ram Re exercises its put option, Blue Water is required to purchase perpetual non-cumulative redeemable preference shares of Ram Re. During the nine months ended March 31, 2008, based on fair values provided by the Company’s broker, the Company recorded a $2.6 million other-than-temporary non-cash decline in the market value of this investment as Impairment of Long-Term Investment in the income statement. During the nine months ended March 31, 2008, based on fair values provided by the Company’s broker, the Company recorded a temporary non-cash decline of $99,000 in the market value of this investment and a temporary non-cash decline of $427,000 in the market value of two other investments with a cost of $2.6 million in Other Comprehensive Income on the Balance Sheet. These other two investments are custodial receipts for separate series of Floating Rate Cumulative Preferred Securities issued by Primus Financial Products, LLC, an indirect subsidiary of Primus Guaranty, Ltd., principally engaged in selling credit swaps against credit obligations of corporate and sovereign issuers. The Company evaluates these investments at each balance sheet date. There is risk that evaluations based on factors existing at future balance sheet dates could require the recording of additional temporary declines in Other Comprehensive Income on the Balance Sheet or could ultimately result in a determination that there is a decline in value that is other than temporary and a loss would be recognized in the income statement at that time.
Based on the Company’s current business plan, cash and cash equivalents of $19.9 million at March 31, 2008 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity on these investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2008 and 2009 cash flow requirements.
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
The Company periodically evaluates business opportunities that fit its strategic plans. There can be no assurance that the Company will identify any opportunities that fit its strategic plans or will be able to enter into agreements with identified business opportunities on terms acceptable to the Company. The Company would expect to finance any such business opportunities from available cash on hand, existing credit facilities, issuance of additional shares of its stock or additional sources of financing, as circumstances warrant.

CRITICAL ACCOUNTING POLICIES
A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the Company’s Annual Report on Form 10-K/A-1 for fiscal year 2007.  The Company also considers the following accounting policy on Long and Short-Term Investments a significant policy involving management’s most difficult, subjective or complex judgments or involving the greatest uncertainty.
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
Foreign Currency Risk
The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At March 31, 2008, the Company’s percentage of sales commitments in non-United States currencies was approximately 32.1% or $7.6 million, compared to 39.5% or $10.5 million at March 31, 2007.
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

At March 31, 2008, the Company had forward exchange contracts to sell 5.0 million Euros ($7.6 million equivalent) at a weighted average settlement rate of 1.52 Euros to the United States Dollar. The contracts outstanding at March 31, 2008 mature through May 30, 2008. The objective of the hedge transactions is to protect designated portions of the Company’s net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized a charge of approximately $385,000 and $727,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and nine months ended March 31, 2008, respectively. Offsetting this amount in other comprehensive income (loss) was the translation effect of the Company’s foreign subsidiary. Because the forward contracts were effective, there was no gain or loss recognized in earnings. The Company’s forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.
At March 31, 2007, the Company had $4.0 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.32 Euros to the United States Dollar. The Company recognized a charge of approximately $23,000 and $47,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and nine months ended March 31, 2007.
The Company’s potential loss in earnings that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the three and nine months ended March 31, 2008 would have been approximately $86,000 and $119,000, respectively. The potential loss in earnings for the comparable periods in fiscal 2007 would have been approximately $99,000 and $48,000, respectively.
Uncertainties in the Credit Markets
As of March 31, 2008, the Company holds long-term investments totaling $6.3 million (at cost) in investment grade auction rate securities. An auction is held every 28 days to provide holders of these auction rate securities the opportunity to increase (buy), decrease (sell) or hold their investment. Auctions for the Company’s investments in auction rate securities have been unsuccessful since August 2007. The unsuccessful auctions have resulted in the interest rate on these securities resetting at a premium interest rate every 28 days. In the event the Company needs to access funds invested in these auction rate securities, the Company would not be able to liquidate these securities until a future auction of these securities is successful or a buyer is found outside of the auction process.
The continued unsuccessful auctions have caused the Company to re-evaluate the liquidity and fair value of these investments. The Company believes that the anticipated recovery period for these investments is likely to be longer than twelve months and as a result has recorded the investments at March 31, 2008 as long-term assets. To date, the Company has received all interest payments on these investments every 28 days. The Company has determined that its investment in Blue Water Trust I, with a cost of $3.7 million, has been other-than-temporarily impaired. Blue Water Trust I (“Blue Water”) is a Money Market Committed Preferred Custodial Trust Security (“CPS Security”) that invests in investment grade commercial paper and which has entered into a Put Agreement with RAM Reinsurance Company Ltd.

(“Ram Re”), a wholly owned subsidiary of RAM Holdings Ltd., principally engaged in underwriting financial guaranty insurance. In the event Ram Re exercises its put option, Blue Water is required to purchase perpetual non-cumulative redeemable preference shares of Ram Re. During the nine months ended March 31, 2008, based on fair values provided by the Company’s broker, the Company recorded a $2.6 million other-than-temporary non-cash decline in the market value of this investment as Impairment of Long-Term Investment in the income statement. During the nine months ended March 31, 2008, based on fair values provided by the Company’s broker, the Company recorded a non-cash temporary decline of $99,000 in the market value of this investment and a temporary non-cash decline of $427,000 in the market value of two other investments with a cost of $2.6 million in Other Comprehensive Income on the Balance Sheet. These other two investments are custodial receipts for separate series of Floating Rate Cumulative Preferred Securities issued by Primus Financial Products, LLC, an indirect subsidiary of Primus Guaranty, Ltd., principally engaged in selling credit swaps against credit obligations of corporate and sovereign issuers. The Company evaluates these investments at each balance sheet date. There is risk that evaluations based on factors existing at future balance sheet dates could require the recording of additional temporary declines in Other Comprehensive Income on the Balance Sheet or could ultimately result in a determination that there is a decline in value that is other than temporary and a loss would be recognized in the income statement at that time.
Based on the Company’s current business plan, cash and cash equivalents of $19.9 million at March 31, 2008 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity on these investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2008 and 2009 cash flow requirements.
Interest Rate Risk
The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less. The Company’s long-term investments at March 31, 2008 consist of investment grade auction rate securities on which the yield is reset every 28 days. Given the short maturities and the 28 day yield reset cycles, a 100 basis point rise in interest rates would not have been expected to have a material adverse impact on the fair value of the Company’s cash and cash equivalents and long-term investments at March 31, 2008. As a result, the Company does not currently hedge these interest rate exposures.
New Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 11 to the Consolidated Financial Statements, “New Accounting Pronouncements”.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required pursuant to this item is incorporated by reference herein from Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Information”.
ITEM 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were not effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As previously reported, during the first quarter of fiscal year 2008, the Company identified a material weakness in the Company’s internal control over financial reporting related to the identification and reporting of certain short-term investments as cash and cash equivalents. This deficiency resulted from the misclassification of these investments as cash equivalents and an error in applying generally accepted accounting principals in the classification of certain of the Company’s investments. The investments were primarily in investment grade auction rate securities. An auction is held every 28 days to provide holders of the investment the opportunity to increase (buy), decrease (sell) or hold their investment. In the past the Company identified and reported its auction rate securities as cash equivalents. Further review by the Company of these investments together with applicable accounting and SEC literature has determined that the Company made an error in classifying these short-term investments as a cash equivalent. As a result, the Company restated its Balance Sheet, Cash Flow Statements and related disclosures on Form 10-K/A-1 dated November 16, 2007 to reflect the short-term investments separately from cash and cash equivalents. See Item 1, Note 13 to the Consolidated Financial Statements, “Restatement of Previously Issued Consolidated Financial Statements” of this Form 10-Q for details of the restatements. The Company believes it remediated the material weakness during the second quarter of fiscal 2008, by implementing additional review and oversight procedures within its treasury function to evaluate proper classification of all cash and cash equivalents and long and short-term investments in order to ensure compliance with generally accepted accounting principles and is in the process of revising its investment policy.
As previously reported, during the quarter ended June 30, 2007, in connection with the audit of the Company’s consolidated financial statements as of June 30, 2007, the Company identified a material weakness in the Company’s internal control over financial reporting related to the calculation and review of income taxes. This deficiency resulted from an ineffective review process. As a result of this deficiency, there were errors in the accounting for the provision for income taxes, deferred income taxes, and current income taxes payable, primarily related to the Company’s foreign operations, which were detected and remedied in connection with the preparation of the Company’s consolidated financial statements as of June 30, 2007. The Company has engaged external tax advisors to assist in the review of the Company’s income tax calculations to remediate the weakness and ensure compliance with generally accepted accounting principles. This is an annual control procedure and will be tested at the end of fiscal 2008.
Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
No material changes were made to the risk factors listed in “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K/A-1 for fiscal year 2007.
ITEM 6. EXHIBITS
4.13	Amendment to Rights Agreement, dated as of March 17, 2008, between Perceptron, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 3 to the Company’s Form 8-A/A filed on March 20, 2008, and incorporated herein by reference).

4.14	Form of certificate representing Rights (included as Exhibit B to the Amendment to Rights Agreement filed as Exhibit 3 to the Company’s Form 8-A/A filed on March 20, 2008, and incorporated herein by reference). Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the earlier of (i) the tenth business day after the Shares Acquisition Date (or, if such Shares Acquisition Date results from the consummation of a Permitted Offer, such later date as may be determined by the Board of Directors, with the concurrence of a majority of the Continuing Directors), or (ii) the tenth business day (or such later date as may be determined by the Board of Directors, with the concurrence of a majority of the Continuing Directors, prior to such time as any person becomes an Acquiring Person) after the date of the commencement of, or first public announcement of the intent to commence, a tender or exchange offer by any person if, upon consummation thereof, such person would be an Acquiring person, other than as a result of a Permitted Offer.

10.49	Ninth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

32.1	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc. (Registrant)
Date: May 14, 2008	By:	/S/ Harry T. Rittenour
Harry T. Rittenour
President and Chief Executive Officer

Date: May 14, 2008	By:	/S/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2008	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Controller and Chief Accounting Officer (Principal Accounting Officer)