Form 10-K
period 2008-06-30
PERCEPTRON INC/MI
filed 2008-09-15
CIK 887226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
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
Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
The aggregate market value of the voting stock held as of the registrant’s most recently completed second fiscal quarter by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2007, as reported by the NASDAQ Global Market, was approximately $90,000,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).
The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 08, 2008, was 8,850,359.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:

Proxy Statement for 2008
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
Among the solutions offered by the Company are: 1) Laser-based, non-contact gauging systems that provide 100% in-line measurement for reduction of process variation; 2) Laser-based, non-contact systems that guide robots in a variety of automated assembly applications; 3) Laser-based, non-contact 3-D scanning systems that eliminate costly and complex mechanical devices, and; 4) Technology products and software for the Coordinate Measurement Machine (“CMM”), portable CMM, wheel alignment, reverse engineering, digitizing, inspection and forest products industry.
The Company’s current principal products are based upon proprietary three-dimensional image processing and AutoSolve® feature extraction software algorithms combined with the TriCam® three-dimensional object imaging technology. TriCam® technology uses structured laser light triangulation techniques to obtain accurate three-dimensional measurements.
The Company is continuing to introduce new lines of electronic inspection products, also referred to in the Form 10-K as commercial products. The new lines are currently being sold to two original equipment manufacturers (“OEMs”). Distribution is through wholesale and retail distribution networks targeting both the professional tradesmen and the do-it-yourself homeowner. The products leverage the Company’s strong technical expertise in electronics, optics, and image processing.
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
In 2007 the Company introduced a new electronic inspection product through a strategic partner, Ridge Tool Company (“Ridge Tool”). This first product has been sold to Ridge Tool and distributed through its wholesale and retail distribution networks targeting professional tradesmen and the do-it-yourself homeowner under the name the SeeSnake® micro™. In 2008 the Company began shipping a second electronic inspection product aimed at the mechanics and technician markets via an agreement with Snap-on Logistics Company, a subsidiary of Snap-on Incorporated (“Snap-on”).
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
AutoScan®: These systems provide a fast, non-contact method of gathering data for the analysis of the surface contour of a part or product such as automotive closure panels including doors, decklids, and hoods. These systems use a robot mounted Contour Tricam® sensor specifically designed to “scan” a part as the robot moves throughout its path. The AutoScan® system collects the “point cloud data” required for contour analysis and dimensional feature extraction. This allows the part’s shape to be automatically scanned and compared to a computer-generated design and to report specific measurements on the part.
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
ScanWorks® is a hardware/software component set that allows customers to add digitizing capabilities to their machines or systems. The use of the ScanWorks® software and the Contour Probe® sensor enables users to collect, display, manipulate and export large sets of “point cloud data” from optical tracking devices, portable CMMs or CMMs.
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
Commercial Products: The Company is continuing to introduce new lines of commercial products. The products leverage the Company’s strong technical expertise in electronics, optics, and image processing.
The first product in this line is sold to Ridge Tool pursuant to a long-term supply agreement. A version of the product is marketed by Ridge Tool under the product name SeeSnake® micro™ to both the professional tradesmen and the do-it-yourself homeowner. The SeeSnake® micro™ is an optical technology tool that allows its user to see in unreachable places, via a liquid crystal display screen on a hand held unit. It is used to detect and diagnose problems a tradesperson or homeowner may have beneath, behind, or in-between places that cannot otherwise be seen — such as around machinery, inside pipes, behind walls, inside ductwork, etc. Attachments also allow the user to retrieve loose objects via a hook or magnet. Details of the SeeSnake® micro™ are available at the RIDGID® website, www.ridgid.com. The information found on the Ridgid website is not part of this or any report the Company files with, or furnishes to, the SEC. The product is sold by Ridge Tool to professional tradesmen through distribution channels in the United States, Canada, Europe and Asia. The product is also sold by Ridge Tool to both professional tradesmen and homeowners through The Home Depot stores in the United States. The Company is in the process of developing additional products for sale to Ridge Tool that it expects to introduce in fiscal 2009 and beyond.
The Company’s second OEM partner is Snap-on. The initial product sold by Snap-on, the BK5500, Visual Inspection Device, was launched in the fourth quarter of fiscal 2008. The BK5500 is a live video scope for use in inspection of small openings in automobiles, trucks and many other applications. Snap-on’s distribution is principally through their network of franchisee trucks and other Snap-on distribution in the United States, Canada, Europe and Asia.
The Company has additional commercial products planned that it expects to introduce in fiscal 2009 and beyond.
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
The Company has two segments, its Automated Systems Segment and its Technology Products Segment.
The Company’s principal customers for its Automated Systems products have historically been automotive companies that the Company either sells to directly or through manufacturing line builders, system integrators or OEMs. The Company’s Automated Systems products are typically purchased for installation in connection with new model retooling programs undertaken by these companies. Because sales are dependent on the timing of customers’ re-tooling programs, sales by customer vary significantly from year to year, as do the Company’s largest customers. For the fiscal year ended June 30, 2008, approximately 26% of total net sales were derived from the Company’s four largest automotive customers (General Motors, Volkswagen, Chrysler, and BMW). For the fiscal year ended June 30, 2007 approximately 31% of total net sales were derived from the Company’s four largest automotive customers (Volkswagen, General Motors, DaimlerChrysler and BMW). For the fiscal year ended June 30, 2006, approximately 38%, of total net sales were derived from the Company’s four largest automotive customers (General Motors, Volkswagen, BMW and Peugeot Citroen). The Company also sells to system integrators or OEMs, who in turn sell to these same automotive companies. For the fiscal year ended June 30, 2008, 2007 and 2006, approximately 7%, 12% and 9%, respectively, of net sales were to manufacturing line builders, system integrators and OEMs for the benefit of the same four automotive companies. These numbers reflect consolidations that have occurred within the Company’s four largest automotive customers. During the fiscal year ended June 30, 2008, direct sales to General Motors accounted for approximately 10.7% of the Company’s total net sales. At June 30, 2008, accounts receivable from General Motors totaled approximately $410,000.
The Company sells its Technology Products to a variety of markets through OEMs, system integrators and VARs. These Technology Products target the digitizing, reverse engineering and inspection markets. The Company’s commercial products are currently sold to Ridge Tool and Snap-on for distribution through their wholesale and retail distribution networks. During the fiscal year ended June 30, 2008, sales to Ridge Tool were 23.0% of the Company’s total net sales. At June 30, 2008, accounts receivable from Ridge Tool totaled approximately $1.5 million.
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
Manufacturing and Suppliers
The Company’s manufacturing operations consist primarily of final assembly, testing and integration of the Company’s software with individual components such as printed circuit boards manufactured by third parties according to the Company’s designs. The Company believes a low level of vertical integration gives it significant manufacturing flexibility and minimizes total product costs. The Company’s commercial products are manufactured for the Company by several subcontractors located in China.
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

International Operations
Europe: The Company’s European operations contributed approximately 33%, 43%, and 33%, of the Company’s net sales during the fiscal years ended June 30, 2008, 2007 and 2006, respectively. The Company’s wholly-owned subsidiary, Perceptron Europe B.V. (“Perceptron B.V.”), formed in The Netherlands, holds a 100% equity interest in Perceptron (Europe) GmbH (“Perceptron GmbH”). Perceptron GmbH is located in Munich, Germany and is the operational headquarters for the European market. Perceptron GmbH holds a 100% interest in Perceptron E.U.R.L. located in Voisins le Bretonneux, France and a 100% interest in Perceptron Iberica SL located in Barcelona, Spain. At June 30, 2008, the Company employed 61 people in its European operations.
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
Backlog
As of June 30, 2008, the Company had a backlog of $25.4 million, compared to $23.0 million at June 30, 2007. Most of the backlog is subject to cancellation by the customer. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in its backlog by June 30, 2009.
Research and Development
The Company has multiple development initiatives focused on new products to: increase market share penetration in existing markets; expand into new and adjacent markets and to diversify into new, non-adjacent markets. The Company also has multiple development initiatives focused on the continuous improvement of our existing products and systems to: reduce material and installation costs; enhance performance; add new features and functionality; and to incorporate appropriate new technologies as they emerge.
The Company’s Automated Systems research, development and engineering activities are currently focused on: high-accuracy, laser-based dimensional sensors; high-accuracy, high-throughput scanning sensors; complex feature recognition algorithms; specialized three-dimensional metrology software; manufacturing process display and analysis software; control system and robotic interface software; and related cell and system hardware. Research and development efforts in the Technology Products segment include new commercial products that use advance technology and products for use in additional industries. As of June 30, 2008, 59 persons employed by the Company were focused primarily on research, development and engineering.
For the fiscal years ended June 30, 2008, 2007 and 2006, the Company’s research, development and engineering expenses were $8.6 million, $7.9 million and $7.8 million, respectively.

Patents, Trade Secrets and Confidentiality Agreements
As of June 30, 2008, the Company has been granted 27 U.S. patents and has pending 16 U.S. patent applications, which relate to various products and processes manufactured, used, and/or sold by the Company, including 7 patents and 14 patent applications relating to its Technology Products. The Company also has been granted 10 foreign patents in Canada, Europe and Japan and has 19 patent applications pending in foreign locations, including 3 patents and 11 patent applications relating to its Technology Products. The U.S. patents expire from 2010 through 2026 and the Company’s existing foreign patent rights expire from 2008 through 2027. In addition, the Company holds perpetual licenses to more than 35 other U.S. patents including rights to practice 6 patents for non-forest product related applications that were assigned to USNR in conjunction with the sale of the Forest Products business unit in 2002. The expiration dates for these licensed patents range from 2008 to 2020.
The Company has registered, and continues to register, various trade names and trademarks including Perceptron®, AutoGauge®, IPNet®, AutoFit®, AutoGuide®, AutoScan®, AutoSolve®, Contour Probe®, ScanWorks®, TriCam®, WheelWorks®, Visual Fixturing®, LASAR® and Optical SnakeTM, among others, which are used in connection with the conduct of its business.
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
In the past, the Company had been informed that certain of its customers had received allegations of possible patent infringement involving processes and methods used in the Company’s products. Certain of these customers, including customers who were parties to patent infringement suits relating to this matter, settled such claims. Management believes that the processes used in the Company’s products were independently developed without utilizing any previously patented process or technology.
In August 2003, the Company ceased the manufacture of LASAR® sensors and, as required by the terms of the Sensor Supply Agreement, the Company granted a non-exclusive, perpetual worldwide license to USNR to manufacture LASAR® sensors primarily intended for sale to operators of wood processing facilities (e.g., sawmills, planer mills, panel mills, etc.).
Employees
As of June 30, 2008, the Company employed 252 persons. None of the employees is covered by a collective bargaining agreement and the Company believes its relations with its employees to be good.
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
We realize that we are vulnerable to fluctuations in the global automotive industry. Our future success is dependent upon our ability to implement our long-term strategy to expand our customer base in our automotive markets and to expand into new markets. Currently, we are focusing on our plans to achieve sales growth in automotive markets through expansion in largely untapped geographic sales areas, including automotive markets in Asia and Eastern Europe and the expansion of our business with current customers in Japan. We also continue to explore opportunities for expansion into non-automotive markets through our existing and new Technology Products, including our new commercial products. However, there are a number of uncertainties involved in our long-term strategy over which we have no or limited control, including:
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
We have recently introduced a series of new products for sale in new markets. We could experience unanticipated difficulties in bringing these products to market that would adversely affect our financial results of operation and divert the attention of our management.
Beginning at the end of fiscal year 2007, the Company has introduced a series of commercial products for wholesale and retail distribution that are manufactured in China through subcontractors. As a result, we could experience unforeseen difficulties including:

•	Product quality problems and costs to correct those problems resulting from design or manufacturing defects.

•	Warranty claims at greater levels than anticipated.

•	Product orders at significantly greater volumes than our subcontractors’ current manufacturing capabilities.

•	The speed at which competitors’ products may be brought to market.

•	The need and cost to revise our product offerings to respond to competitors’ product introductions or unanticipated consumer preferences or negative reactions to our products.
Handling such unforeseen difficulties could require significant management time and could adversely affect our operating results.
Since we are distributing these new products through a limited number of third party wholesale distributors, including pursuant to exclusive agreement for certain of the products, the level of revenues we derive from these products will be dependent on the success of these third parties in advertising, promoting and selling the products through their distribution channels. In addition, competitive products exist in these markets and new product offerings are being developed for these markets. The level of spending by our competitors in advertising, promoting and selling their products could exceed the levels spent by our distributors and could adversely impact sales of our products.
If our distributors ceased selling our products, we would have to find alternative wholesale purchasers or distributors for our products, which could substantially reduce, at least in the short-term, the revenues and profits anticipated to be derived by us from the products.
A significant percentage of our revenues are derived from a small number of customers concentrated in the automotive industry, so that the loss of any one of these customers could result in a reduction in our revenues and profits.
A majority of our revenues are derived from the sale of systems and solutions to a small number of customers that consist primarily of automotive manufacturers and suppliers in North America and Western Europe.
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
Our near-term focus for growth has been and will be on the successful introduction of new commercial products, and the continued development of enhanced versions of our ScanWorks® and AutoGauge® product lines.
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
Because our new commercial products will be manufactured in China, we are at risk of competitors misappropriating our intellectual property included in those products or reverse engineering those products. As a result, we may have a more limited ability, and significantly greater costs, to enforce our intellectual property rights in those products. Constant technological improvement of those products will be particularly important to keep the products competitive in their markets.
We could become involved in costly litigation alleging patent infringement.
In the past, we had been informed that certain of our customers have received allegations of possible patent infringement involving processes and methods used in our products. Certain of these customers, including one customer who was a party to a patent infringement suit relating to this matter, settled such claims. We believe that the processes used in our products were independently developed without utilizing any previous patented process or technology. However, it is possible that in the future we or our customers could receive allegations of possible patent infringement or could be parties to patent infringement litigation relating to our products.
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
We are aware of a number of companies that have recently entered a number of our markets selling products using similar or alternative technologies and methods. We believe that there may be other companies, some of whom may be substantially larger and have substantially greater resources than us, which may be engaged in the development of technology and products for some of our markets that could prove to be competitive with ours. We believe that the principal competitive factor in our markets is the total capability that a product offers as a process control system. In some markets, a competitive price for the level of functionality and reliability provided are the principal competitive factors. While we believe that our products compete favorably, it is possible that these new competitors could capture some of our sales opportunities or force us to reduce prices in order to complete the sale.
We believe that certain existing and potential customers may be capable of internally developing their own technology. This could cause a decline in sales of our products to those customers.
Our business depends on our ability to attract and retain key personnel.
Our success depends in large part upon the continued service of our executives and key employees, including those in engineering, technical, sales and marketing positions, as well as our ability to attract such additional employees in the future. At times and in certain geographic markets, competition for the type of highly skilled employees we require can be significant. The loss of key personnel or the inability to attract new qualified key employees could adversely affect our ability to implement our long-term growth strategy and have a material adverse effect on our business.
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
Our foreign operations are subject to risks customarily encountered in such foreign operations. For instance, we may encounter fluctuations in foreign currency exchange rates, differences in the level of protection available for our intellectual property, the impact of differences in language and local business and social customs on our ability to market and sell our products in these markets, the inability to recruit qualified personnel in a specific country or region and transportation delays from our Chinese subcontractors. In addition, we may be affected by U.S. laws and policies that impact foreign trade and investment. Finally, we may be adversely affected by laws and policies imposed by foreign governments in the countries where we have business operations or sell our products. These laws and policies vary from jurisdiction to jurisdiction.
Because of our significant foreign operations, our revenues and profits can vary significantly as a result of fluctuations in the value of the United States dollar against foreign currencies.
Products that we sell in foreign markets are sometimes priced in currency of the country where the customer is located. To the extent that the dollar fluctuates against these foreign currencies, the prices of our products in U.S. dollars also will fluctuate. As a result, our return on the sale of our products may vary based on these fluctuations. We may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. These transactions involve the use of forward contracts, typically mature within one year and are designed to hedge anticipated foreign currency transactions. We may use forward exchange contracts to hedge the net assets of certain of our foreign subsidiaries to offset the translation and economic exposures related to our investment in these subsidiaries. There is no guarantee that these hedging transactions will protect against the fluctuations in the value of the dollar. Accordingly, we could experience unanticipated foreign currency gains or losses that could have a material impact on our results of operations.
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
We could experience losses in connection with sales of our investments.
Our long-term investments currently include auction rate securities for which an auction is held every 28 days to provide holders of the securities with the opportunity to increase (buy), decrease (sell) or hold their investment. As a result of the negative conditions in the global credit markets, auctions for the $6.3 million we have invested in these securities have continuously failed since August 2007. In the event we needed to access the funds invested in these auction rate securities, we would not be able to liquidate these securities until a future auction is successful or a buyer is found outside the auction process. We may experience losses on any such sales outside of the auction process. In addition, in fiscal 2008, we recorded a $2.6 million other-than-temporary non-cash decline in the market value of one of these investments in our income statement and a $582,000 temporary non-cash decline in the same and other such investments in other comprehensive income in our balance sheet and reclassified these as long-term investments. In the event that the auctions for these securities continue to fail, we may have to record additional impairment charges relating to these securities, which would negatively impact our stockholders’ equity and net income. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

The trading price of our stock has been volatile.
The following factors may affect the market price of our Common Stock, which can vary widely over time:
•	announcements of new products by us;

•	announcements of new products by our competitors;

•	variations in our operating results;

•	market conditions in the electronic and sensing industry;

•	market conditions and stock prices in general; and

•	the volume of our Common Stock traded.
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
Our profits will be reduced as a result of our compliance with new SEC rules relating to our internal control over financial reporting.
Beginning with our annual report on Form 10-K for the fiscal year ending June 30, 2008, we are required by SEC rules to include a report of management on Perceptron’s internal control over financial reporting in our annual reports. In addition, our independent registered public accounting firm auditing our financial statements is required to provide an attestation report on our internal control.
In fiscal year 2008, we expended significant resources in developing the necessary documentation and testing procedures required by these new rules, which adversely affect our profitability. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”. We expect to expend significant resources in future fiscal years in connection with ongoing compliance with these requirements, which could adversely affect our profitability.

If management is not able to provide a positive report on our internal control over financial reporting, and our independent registered public accounting firm is not able to provide an unqualified opinion regarding our internal control over financial reporting, shareholders and others may lose confidence in our financial statements, which could cause our stock price to drop.
Because of our relatively small size, we have a limited number of personnel in our finance department to handle their existing responsibilities, as well as compliance with the SEC’s new rules relating to our internal control over financial reporting.
In fiscal year 2008, management provided a positive report on our internal control over financial reporting and we received an unqualified opinion from our independent registered public accounting firm regarding our internal control over financial reporting. However, there can be no positive assurance that , in the future, management will provide a positive report on our internal control over financial reporting or that we will receive an unqualified opinion from our independent registered public accounting firm regarding our internal control over financial reporting. In the event we identify significant deficiencies or material weaknesses in our internal control that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements. This could cause our stock price to drop.
If the subcontractors we rely on for component parts or products delay deliveries or fail to deliver parts or products meeting our requirements, we may not be able to deliver products to our customers in a timely fashion and our revenues and profits could be reduced.
We rely on subcontractors for certain components of our products, including outside subcontracting assembly houses to produce the circuit boards that we use in our products. Our new commercial products are manufactured by several subcontractors located in China. As a result, we have limited control over the quality and the delivery schedules of components or products purchased from third parties. In addition, we purchase a number of component parts from single source suppliers. If our supplies of component parts or products meeting our requirements are significantly delayed or interrupted, we may not be able to deliver products to our customers in a timely fashion. This could result in a reduction in revenues and profits for these periods. The termination of or material change in the purchase terms of any single source supplier could have a similar impact on us. It is also possible, if our delay in delivering products to our customer is too long, the customer could cancel its order, resulting in a permanent loss of revenue and profit from that sale. From time to time, we have experienced significant delays in the receipt of certain components, most recently for our ScanWorks® systems.
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

ITEM 1B: UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2: PROPERTIES
Perceptron’s principal domestic facilities consist of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company. In addition, the Company leases a 1,500 square meter facility in Munich, Germany and leases office space in Voisins le Bretonneux, France; Sao Paulo, Brazil; Tokyo, Japan; Singapore; and Shanghai, China. The Company believes that its current facilities are sufficient to accommodate its requirements through fiscal year 2009.
ITEM 3: LEGAL PROCEEDINGS
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $6.6 million using a June 30, 2008 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS’ claims.
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Litigation and Other Contingencies” for a discussion of the Company’s accounting policies regarding legal proceedings and other contingencies.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Perceptron’s Common Stock is traded on The NASDAQ Stock Market’s Global Market under the symbol “PRCP”. The following table shows the reported high and low sales prices of Perceptron’s Common Stock for fiscal 2008 and 2007:

	Prices
	Low	High
Fiscal 2008
Quarter through September 30, 2007	$8.42	$14.53
Quarter through December 31, 2007	$10.02	$16.08
Quarter through March 31, 2008	$8.65	$13.00
Quarter through June 30, 2008	$8.04	$13.34

Fiscal 2007
Quarter through September 30, 2006	$7.35	$9.00
Quarter through December 31, 2006	$7.87	$9.44
Quarter through March 31, 2007	$8.12	$10.04
Quarter through June 30, 2007	$8.15	$10.08
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
The approximate number of shareholders of record on September 08, 2008, was 179.
The information pertaining to the securities the Company has authorized for issuance under equity plans is hereby incorporated by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information”. For more information about the Company’s equity compensation plans, see Note 9 of Notes to the Consolidated Financial Statements, Stock Based Compensation”, included in Item 8 of this report.
STOCK PRICE PERFORMANCE GRAPH
Set forth below is a graph comparing the cumulative total shareholder return on the Common Stock from June 30, 2007 through June 30, 2008 with (i) an index consisting of returns from a peer group of companies, consisting of Camtek Ltd., Cognex Corp., Cyberoptics Corporation, KLA-Tencor Corporation and MKS Instruments, Inc. (the “New Peer Group Index”), (ii) an index of returns from last year’s peer group of companies, consisting of Cognex Corp., Cyberoptics Corporation, Integral Vision, Inc., PPT Vision, Inc. and Robotic Vision Systems, Inc. (the “Old Peer Group Index”, and (iii) The Nasdaq Stock Market (U.S.) Index (the “Nasdaq US Index”). Integral vision, PPT Vision and Robotic Vision have been removed from the peer group index because they are either no longer traded, are in the process of delisting their shares or trade infrequently. The returns of each company in the New Peer Group Index and Old Peer Group Index have been weighted according to their respective stock market capitalization. The graph assumes that the value of the investment in the Company’s Common Stock, the New Peer Group Index, the Old Peer Group Index and the Nasdaq U.S. Index was $100 on June 30, 2003 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Perceptron, Inc., The Nasdaq U.S. Index,
a New Peer Group and an Old Peer Group
* $100 invested on 6/30/03 in stock or index-including reinvestment of dividends.

	CUMULATIVE TOTAL RETURN
	6/30/03	6/30/04	6/30/05	6/30/06	6/30/07	6/30/08
Perceptron, Inc.	100	119	113	135	165	146
Nasdaq Stock Market (US)	100	126	127	135	162	141
New Peer Group	100	116	97	96	122	94
Old Peer Group	100	185	120	119	105	105
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
PERCEPTRON, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Fiscal Years Ended
	June 30,
Statement of Operations Data:[1]	2008	2007	2006	2005	2004

Net sales	$72,512	$62,252	$57,875	$54,892	$53,393
Gross profit	30,501	27,000	27,287	25,907	25,100
Operating income	1,980	1,853	4,368	4,695	5,630
Income before income taxes	734	2,746	4,927	5,186	6,653
Net income	995	1,459	3,239	3,282	3,987

Earnings per share:
Basic	$0.12	$0.18	$0.38	$0.37	$0.46
Diluted	$0.11	$0.17	$0.35	$0.35	$0.43

Weighted average common shares outstanding:
Basic	8,490	8,114	8,582	8,766	8,593
Diluted	8,982	8,761	9,200	9,437	9,327

	As of June 30,
Balance Sheet Data:	2008	2007	2006	2005	2004

Working capital	$45,233	$42,364	$42,652	$41,100	$36,777
Total assets	75,193	66,221	63,160	63,390	62,924
Shareholders’ equity	59,859	53,805	54,230	53,922	50,360

[1]	No cash dividends have been declared or paid during the periods presented.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT
We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2009 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released and from our plans to make important new investments, largely for personnel, for newly introduced products and geographic growth opportunities in the U.S., Europe, Eastern Europe, Asia, the timing of the introduction of new products and our ability to fund our fiscal year 2009 and future cash flow requirements. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A — Risk Factors” in this report. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s Automated Systems segment products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s Automated Systems segment products have shorter lead times than other components and are required later in the process, orders for the Company’s Automated Systems segment products tend to be given later in the integration process. The Company’s Technology Products segment products are subject to the timing of firm orders from its customers, which may change on a monthly basis. In addition, because the Company’s Technology Products segment products require short lead times from firm order to delivery, the Company purchases long lead time components before firm orders are in hand. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products and expand into new geographic markets. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.
Overview
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and markets non-contact metrology solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement and inspection applications. Perceptron’s product offerings are designed to improve quality, increase productivity and decrease costs in manufacturing and product development. Perceptron also produces innovative technology solutions for scanning and inspection, serving industrial, trade and consumer applications. The solutions offered by the Company are divided into two groups: 1) The Automated Systems Group made up of AutoGauge®, AutoFit®, AutoScan®, and AutoGuide® products and training, consulting and non-warranty support services; and 2) The Technology Products Group made up of ScanWorks®, Non-Contact Wheel Alignment (“WheelWorks®”), TriCam® sensors for the forest products industry, and commercial products. The Company services multiple markets, with the largest being the automotive industry. The Company’s primary operations are in North America, Europe and Asia.
In fiscal year 2008, the Company’s Technology Products segment grew 67% primarily due to a full year of sales of the Company’s commercial product sold by Ridge Tool under the name SeeSnake® micro™. In the fourth quarter of fiscal year 2008, the Company began shipping a new commercial product sold by Snap-on under the BK5500 name which has had excellent market acceptance. The Company also began shipping two new commercial products in the first quarter of fiscal 2009. Both are sold by Ridge Tool. One is an upgraded version of the SeeSnake® micro™ that features a sub 10 millimeter imager head and the other is sold under the name microExplorer™ Digital Inspection Camera, which utilizes significantly more advanced and sophisticated technology than the SeeSnake® micro™. The Company expects sales from its Technology Products segment to continue to grow in fiscal 2009 in large part due to growth in commercial products sales.
Fiscal 2008 was a difficult year for the Company’s Automated Systems segment as a result of the turbulent economic conditions in the automotive market in North America and Europe. New vehicle tooling programs represent the most important selling opportunity for the Company’s automotive related sales. The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans and is also influenced by the state of the economy. Although the Company expects the turbulent economic conditions in the North American and European automotive markets to continue in fiscal year 2009, the Company believes there are opportunities as the automobile manufacturers transition to production of new models that are more fuel efficient. The Company’s earlier investments in Asia began to show tangible results in fiscal 2008 and continue to represent an important opportunity for sales growth. As a result, the Company plans to expand into India and add additional resources in Asia during fiscal 2009. The Company expects its sales of Automated Systems products in fiscal 2009 in North America and Europe to be below fiscal 2008 levels, but be offset by growth in Automated Systems products in Asia.
The Company continues to be in a strong financial position with no debt and approximately $22.2 million of cash at June 30, 2008 compared to $10.9 million of cash at June 30, 2007. Net income for fiscal 2008 was $995,000 compared to $1.5 million in fiscal 2007. There were several factors that increased costs in fiscal 2008 that the Company does not expect to continue or to continue at the same level in fiscal 2009. During the second quarter of fiscal 2008, the Company recorded a $2.6 million unrealized impairment charge related to one of its investments in an auction rate security. During the third quarter of fiscal 2008, the Company incurred costs of approximately $600,000 related to the retirement of the President of the Company. During fiscal 2008, the Company incurred approximately $700,000 for professional fees related to complying with the requirements of Section 404 of the Sarbanes Oxley Act which are expected to be significantly lower in fiscal 2009. Favorably affecting the fiscal 2008 results in the fourth quarter was a $619,000 tax benefit related to the reduction of a portion of the Company’s tax valuation reserve related to tax credits that the Company now believes is more likely than not to be realized based on the continued and expected future taxable income of the Company.
Results of Operations
Fiscal Year Ended June 30, 2008, Compared to Fiscal Year Ended June 30, 2007
Overview — The Company reported net income of $995,000 or $0.11 per diluted share, for the fiscal year ended June 30, 2008 compared with net income of $1.5 million, or $0.17 per diluted share, for the fiscal year ended June 30, 2007. Specific line item results are described below.
Sales — Net sales of $72.5 million for fiscal 2008 were up $10.2 million, or 16.4%, compared with the same period one year ago. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

Sales (by segment)
(in millions)	2008		2007		Increase/(Decrease)
Automated Systems	$39.1	53.9%	$42.3	67.9%	$(3.2)	(7.6)%
Technology Products	33.4	46.1%	20.0	32.1%	13.4	67.0%

Totals	$72.5	100.0%	$62.3	100.0%	$10.2	16.4%

Sales (by location)
(in millions)	2008		2007		Increase/(Decrease)
Americas	$43.3	59.7%	$33.1	53.1%	$10.2	30.8%
Europe	24.2	33.4%	26.8	43.0%	(2.6)	(9.7)%
Asia	5.0	6.9%	2.4	3.9%	2.6	108.3%

Totals	$72.5	100.0%	$62.3	100.0%	$10.2	16.4%

The decrease in fiscal 2008 Automated Systems sales compared to fiscal 2007 was attributable to the turbulent economic conditions in the automotive markets in the Americas and Europe, partially offset by increased sales in Asia. During fiscal 2008, significantly higher gas prices and the generally stagnant U.S. economy caused car companies to lose sales which prompted additional cutbacks in capital spending and new vehicle tooling programs, plant closings, etc. The manufacturers are now planning to shift production to new and fuel efficient models, which represent a future opportunity for the Company. The sales increase in Asia was primarily in the Automated Systems segment. Mitigating the decrease in European sales was the strength of the Euro which had the effect of increasing sales by $2.9 million over fiscal 2007. Technology Products’ sales growth was primarily due to sales of the Company’s new commercial product and was the primary reason for the increase in sales in the Americas. ScanWorks® and Non-Contact Wheel Alignment also showed increased sales over fiscal 2007.
Bookings — Bookings represent new orders received from customers. During fiscal 2008 the Company had new order bookings of $75.0 million compared with new order bookings of $66.4 million during fiscal 2007. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

Bookings (by segment)
(in millions)	2008		2007		Increase/(Decrease)
Automated Systems	$43.4	57.9%	$38.6	58.1%	$4.8	12.4%
Technology Products	31.6	42.1%	27.8	41.9%	3.8	13.7%

Totals	$75.0	100.0%	$66.4	100.0%	$8.6	13.0%

Bookings (by location)
(in millions)	2008		2007		Increase/(Decrease)
Americas	$41.9	55.9%	$41.3	62.2%	$0.6	1.5%
Europe	26.5	35.3%	22.7	34.2%	3.8	16.7%
Asia	6.6	8.8%	2.4	3.6%	4.2	175.0%

Totals	$75.0	100.0%	$66.4	100.0%	$8.6	13.0%

Bookings in Automated Systems were up primarily due to increased bookings in Europe and Asia. Increased Technology Products bookings occurred primarily in the commercial products line and offset the lower Automated Systems bookings in the Americas.
Backlog — Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $25.4 million as of June 30, 2008 compared with $23.0 million as of June 30, 2007. The following tables set forth comparison data for the Company’s backlog by segment and geographic location.

Backlog (by segment)
(in millions)	2008		2007		Increase/(Decrease)
Automated Systems	$17.4	68.5%	$13.2	57.4%	$4.2	31.8%
Technology Products	8.0	31.5%	9.8	42.6%	(1.8)	(18.4)%

Totals	$25.4	100.0%	$23.0	100.0%	$2.4	10.4%

Backlog (by location)
(in millions)	2008		2007		Increase/(Decrease)
Americas	$14.9	58.7%	$16.4	71.3%	$(1.5)	(9.1)%
Europe	8.6	33.8%	6.3	27.4%	2.3	36.5%
Asia	1.9	7.5%	0.3	1.3%	1.6	533.3%

Totals	$25.4	100.0%	$23.0	100.0%	$2.4	10.4%

Automated Systems backlog increased in all three geographic locations. The decrease in Technology Products backlog was primarily due to a lower backlog for the Company’s non-contact wheel alignment product. Sales of non-contact wheel alignment increased in fiscal 2008 compared to fiscal 2007, but bookings late in the year were less than one year ago resulting in a lower backlog. The Company expects to be able to fill substantially all of the orders in backlog during the next twelve months. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer.

Gross Profit — Gross profit was $30.5 million, or 42.1% of sales, in the fiscal year ended June 30, 2008, as compared to $27.0 million, or 43.4% of sales, in the fiscal year ended June 30, 2007. The decline in the gross profit percentage in fiscal 2008 compared to fiscal 2007 was principally due to lower margins in Automated Systems which was principally a function of the lower sales level and the relatively fixed overhead for this business segment. Also contributing to the lower gross profit percentage in fiscal 2008 was the increased sales of the Company’s commercial products, as a percentage of total sales, which generally have lower margins than those in Automated Systems. The favorable effect of the Euro exchange rate mitigated the lower gross profit percentage in fiscal 2008.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses during fiscal 2008 were $19.9 million, compared with $17.3 million during fiscal 2007. Approximately $1.3 million of the increase in 2008 relates to items that the Company believes will not continue or will not continue at the same level in fiscal 2009. During the third quarter of fiscal 2008, the Company incurred costs of approximately $600,000 related to the retirement of the President of the Company that are not expected to repeat in fiscal 2009. During fiscal 2008, the Company incurred approximately $700,000 for professional fees related to complying with the requirements of Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting, which are expected to be significantly lower in fiscal 2009. Of the remaining $1.3 million of increase, approximately $565,000 related to sales promotions and advertising in technology products, $330,000 in legal and board fees primarily from the change in senior management in the third quarter, and approximately $372,000 for additional personnel and related expenses supporting the Company’s high growth initiatives in Asia and commercial products.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $8.6 million for the fiscal year ended June 30, 2008, compared with $7.9 million for fiscal 2007. The increase was primarily due to approximately $975,000 for higher salary, benefits, engineering materials, and travel for Technology Products, principally related to commercial product development. Lower engineering costs related to Automated Systems mitigated this increase.
Interest Income, net — Net interest income was $1,029,000 in fiscal 2008, compared with $958,000 in fiscal 2007. The increase in interest income for fiscal year 2008 compared to fiscal year 2007 was principally due to higher average investment balances during fiscal year 2008.
Foreign Currency Gain Loss — There was a net foreign currency gain of $287,000 in fiscal 2008 compared with a net foreign currency loss of $84,000 in fiscal 2007. The effect in both years was primarily due to the change in foreign exchange rates between the time that the Company’s foreign subsidiaries, principally in Europe and Japan, received material denominated in U.S. dollars and when funds were converted to pay for the material received.
Impairment on Long-Term Investment — In the quarter ended December 31, 2007, the Company determined that one of its investments in auction rate securities had been other-than-temporarily impaired and based on fair values provided by the Company’s broker, recorded a $2.6 million other-than-temporary decline in the market value of this investment. See Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies — Long and Short-Term Investments”.
Income Taxes — The effective income tax rate of (35.6%) for fiscal 2008 compares to 46.9% for fiscal 2007. Income tax for fiscal 2008 included the recognition of a $619,000 tax benefit associated with reversing a valuation allowance related to certain tax credits in North America. The effective tax rate for fiscal 2008 excluding this item was 48.8%. In addition, the Company is not able to record a tax benefit for non-cash stock-based compensation expense related to incentive stock options and the Company’s Employee Stock Purchase Plan, which had the effect of increasing the effective tax rate in fiscal 2008 and 2007 by 6.0% and 4.0%, respectively. The balance of the change in the effective tax rate reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their respective tax rates. See Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”.
Outlook — The Company expects to continue double digit revenue growth in fiscal year 2009 along with a significant increase in operating income principally from growth in Technology Products and Asia. Because Asia continues to represent an important opportunity for sales growth, the Company plans to expand into India and add additional resources in Asia during fiscal 2009. The Company expects sales of its Automated Systems products in North America and Europe in fiscal 2009 to be below fiscal 2008 levels as the turbulent economic conditions in the automotive market continue in fiscal 2009, but will be offset by growth in Automated Systems sales in Asia.
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

Sales (by segment)
(in millions)	2007		2006		Increase/(Decrease)
Automated Systems	$42.3	67.9%	$47.0	81.2%	$(4.7)	(10.0)%
Technology Products	20.0	32.1%	10.9	18.8%	9.1	83.5%

Totals	$62.3	100.0%	$57.9	100.0%	$4.4	7.6%

Sales (by location)
(in millions)	2007		2006		Increase/(Decrease)
Americas	$33.1	53.1%	$37.4	64.6%	$(4.3)	(11.5)%
Europe	26.8	43.0%	18.9	32.6%	7.9	41.8%
Asia	2.4	3.9%	1.6	2.8%	0.8	50.0%

Totals	$62.3	100.0%	$57.9	100.0%	$4.4	7.6%

The decrease in fiscal 2007 Automated Systems sales compared to fiscal 2006 was attributable to North America. The domestic North American auto manufacturers all suffered losses in their North American operations and were engaged in determining how to complete significant downsizing in their headquarters’ personnel, plant personnel, and plant operations. As a result of these restructuring efforts, and as programs were reassessed in response to demand for more fuel efficient models, customers delayed some of their tooling programs and purchases from the Company. As a result, Automated Systems sales in North America were significantly below fiscal 2006 levels. Automated Systems sales in Europe grew by 36% in fiscal 2007 over fiscal 2006, of which 9% related to the strength of the Euro relative to the U.S. dollar. Technology Products’ sales growth occurred in all three regions and in all of its product lines — ScanWorks®, Non-Contact Wheel Alignment (“NCA”), TriCam® sensors for the forest product industry and commercial products. Most of the growth occurred in commercial products which had no sales in fiscal 2006.
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

Bookings (by segment)
(in millions)	2007		2006		Increase/(Decrease)
Automated Systems	$38.6	58.1%	$48.7	83.0%	$(10.1)	(20.7)%
Technology Products	27.8	41.9%	10.0	17.0%	17.8	178.0%

Totals	$66.4	100.0%	$58.7	100.0%	$7.7	13.1%

Bookings (by location)
(in millions)	2007		2006		Increase/(Decrease)
Americas	$41.3	62.2%	$36.5	62.2%	$4.8	13.2%
Europe	22.7	34.2%	20.7	35.3%	2.0	9.7%
Asia	2.4	3.6%	1.5	2.5%	0.9	60.0%

Totals	$66.4	100.0%	$58.7	100.0%	$7.7	13.1%

Bookings in Automated Systems were down due to the difficulties the domestic North American auto manufacturers experienced in fiscal 2007, as described above. The increase in Technology Products bookings occurred primarily in the commercial products line, with increases in NCA and ScanWorks® as well. North American bookings increased as a result of the increases in Technology Products, partially offset by a decline in Automated Systems due to the weak domestic automotive market.

Backlog — Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $23.0 million as of June 30, 2007 compared with $18.8 million as of June 30, 2006. The following tables set forth comparison data for the Company’s backlog by product groups and geographic location.

Backlog (by segment)
(in millions)	2007		2006		Increase/(Decrease)
Automated Systems	$13.2	57.4%	$17.1	91.0%	$(3.9)	(22.8)%
Technology Products	9.8	42.6%	1.7	9.0%	8.1	476.5%

Totals	$23.0	100.0%	$18.8	100.0%	$4.2	22.3%

Backlog (by location)
(in millions)	2007		2006		Increase/(Decrease)
Americas	$16.4	71.3%	$8.1	43.1%	$8.3	102.5%
Europe	6.3	27.4%	10.4	55.3%	(4.1)	(39.4)%
Asia	0.3	1.3%	0.3	1.6%	0.0	0.0%

Totals	$23.0	100.0%	$18.8	100.0%	$4.2	22.3%

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
Foreign Currency Gain (Loss) — There was a net foreign currency loss of $84,000 in fiscal 2007 compared with a net foreign currency loss of $21,000 in fiscal 2006. The loss in both years was primarily due to the change in foreign exchange rates between the time that the Company’s foreign subsidiaries, principally in Europe and Japan, received material denominated in U.S. dollars and when funds were converted to pay for the material received.
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

The effective tax rate for fiscal 2006 excluding these items was 38.8%. In addition, the Company is not able to record a tax benefit for non-cash stock-based compensation expense related to incentive stock options and the Company’s Employee Stock Purchase Plan, which had the effect of increasing the effective tax rate in fiscal 2007 and 2006 by 4.0% and 2.0%, respectively. The balance of the change in the effective rate reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their respective tax rates. See Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”.
Liquidity and Capital Resources
The Company’s cash and cash equivalents were $22.2 million at June 30, 2008 compared to $10.9 million at June 30, 2007. The cash increase of $11.3 million for the fiscal year ended June 30, 2008, resulted primarily from $8.4 million from operations, $3.1 million received from stock plans and $1.3 million from the effect of exchange rate changes on cash less capital expenditures of $1.5 million.
The $8.4 million of cash from operations was primarily related to changes in assets and liabilities of $4.5 million, $1.0 million generated from earnings, the add back of non-cash items such as the unrealized loss on investment of $2.6 million, depreciation and amortization expense of $1.4 million and stock compensation expense of $609,000 less non-cash changes in deferred income taxes of $1.2 million and the allowance for doubtful accounts of $497,000. The cash generated from changes in assets and liabilities resulted primarily from $4.7 million of net receivables collections received in fiscal 2008 from the higher sales and accounts receivable balance in the fourth quarter of fiscal 2007 compared to the fourth quarter of fiscal 2008. Another source of cash was $1.3 million from changes in other assets and liabilities. Mitigating these cash sources was a use of cash for accounts payable disbursements of $1.4 million. The $1.3 million change in other assets and liabilities primarily represents increased accruals for approximately $800,000 in deferred revenue, $600,000 in accrued compensation and $900,000 in various other accrued liabilities, which were partially offset by an increase of approximately $1.0 million in supplier deposits related to the Company’s commercial products.
The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During fiscal year 2008, the Company increased its reserve for inventory obsolescence by a net $393,000, which resulted from the disposal of $60,000 of inventory that had been reserved for at June 30, 2007 and additional reserves for obsolescence of approximately $453,000.
The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During fiscal year 2008, the Company wrote off $274,000 of receivables and decreased its provision for bad debts by $171,000.
Financing activities during fiscal year 2008 primarily reflected $3.1 million received under the Company’s stock plans.
The Company has a $6.0 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2009. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non real estate assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily currently at the greater of 1/2% below prime rate or 1% above the Federal Funds Rate. Interest on Eurodollar-based Advances is calculated currently at 1.88% above the Eurodollar Rate offered at the time and for the period chosen and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of .075% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.6 million as of June 30, 2008 and to have no advances outstanding for 30 consecutive days each calendar year. At June 30, 2008, the Company had no borrowings outstanding.
At June 30, 2008, the Company’s German subsidiary (“GmbH”) had an unsecured credit facility totaling 500,000 Euros (equivalent to $790,000 at June 30, 2008). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2008, the facility supported outstanding letters of credit totaling 79,135 Euros (equivalent to approximately $125,000). At June 30, 2008, GmbH had no borrowings outstanding.
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
At June 30, 2008, the Company holds long-term investments, with an original cost of $6.3 million, in investment grade auction rate securities. An auction is held every 28 days to provide holders of these auction rate securities the opportunity to increase (buy), decrease (sell) or hold their investment. Auctions for the Company’s investments in auction rate securities have been unsuccessful since August 2007. The unsuccessful auctions have resulted in the interest rate on these securities resetting at a premium interest rate every 28 days. To date, the Company has received all interest payments on these investments when due. In the event the Company needs to access funds invested in these auction rate securities, the Company would not be able to liquidate these securities until a future auction of these securities is successful or a buyer is found outside of the auction process.
The continued unsuccessful auctions caused the Company to re-evaluate the liquidity and fair value of these investments. The Company believes that the anticipated recovery period for these investments is likely to be longer than twelve months and as a result has recorded these investments at June 30, 2008 as long-term assets. The Company has determined that its investment in Blue Water Trust I, with an original cost of $3.7 million, has been other-than-temporarily impaired. Blue Water Trust I (“Blue Water”) is a Money Market Committed Preferred Custodial Trust Security (“CPS Security”) that invests in investment grade commercial paper and which has entered into a Put Agreement with RAM Reinsurance Company Ltd. (“Ram Re”), a wholly owned subsidiary of RAM Holdings Ltd., principally engaged in underwriting financial guaranty insurance. In the event Ram Re exercises its put option, Blue Water is required to purchase perpetual non-cumulative redeemable preference shares of Ram Re. During the second quarter of fiscal 2008, based on fair values provided by the Company’s broker, the Company recorded a $2.6 million other-than-temporary non-cash decline in the market value of this investment as Impairment of Long-Term Investment in the income statement. During fiscal 2008, based on fair values provided by the Company’s broker, the Company recorded a temporary non-cash decline of $161,000 in the market value of this investment and a temporary non-cash decline of $421,000 in the market value of two other investments with an original cost of $2.6 million in Other Comprehensive Income on the Balance Sheet. These other two investments are custodial receipts for separate series’ of Floating Rate Cumulative Preferred Securities issued by Primus Financial Products, LLC, an indirect subsidiary of Primus Guaranty, Ltd., principally engaged in selling credit swaps against credit obligations of corporate and sovereign issuers. The Company evaluates these investments at each balance sheet date. There is risk that evaluations based on factors existing at future balance sheet dates could require the recording of additional temporary declines in Other Comprehensive Income on the Balance Sheet or could ultimately result in a determination that there is a decline in value that is other than temporary and a loss would be recognized in the income statement at that time.
Based on the Company’s current business plan, cash and cash equivalents of $22.2 million at June 30, 2008 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity on these short-term investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2009 cash flow requirements.
The Company expects to spend approximately $2.0 million during fiscal year 2009 for capital equipment, although there is no binding commitment to do so. Based on the Company’s current business plan, including the introduction of its new line of commercial products, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2009 cash flow requirements, except to the extent that the Company implements new business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.
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

Contractual Obligations
The following summarizes the Company’s contractual obligations at June 30, 2008, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

		Less than			More than 5
	Total	1 Year	1 — 3 Years	3 — 5 Years	Years

Purchase Obligations(1)	$10,015	$9,349	$666	—	—
Operating Leases(2)	$1,830	$990	$835	$5	—
Long-term Accrued Taxes(3)	—	—	—	—	—

Total	$11,845	$10,339	$1,501	$5	—

(1)	A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding. Included in the purchase obligations category above are obligations related to purchase orders for inventory purchases under the Company’s standard terms and conditions and under negotiated agreements with vendors. The Company expects to receive consideration (products or services) for these purchase obligations. The purchase obligation amounts do not represent all anticipated purchases in the future, but represent only those items for which the Company was contractually obligated at June 30, 2008.

(2)	Operating leases represent commitments to lease building space, office equipment and motor vehicles.

(3)	The Company has excluded long-term tax liabilities of $765,000 from the amounts presented as the amounts that will be settled in cash are not known.
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
Revenue Recognition. The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, SAB 104, Revenue Recognition and EITF 00-21, Revenue Arrangements with Multiple Deliverables. Revenue related to products is recognized upon shipment when title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue related to services is recognized upon completion of the service. The Company also has multiple element arrangements in its Automated Systems product line that may include purchase of equipment, labor support and/or training. Each element has value on a stand-alone basis. For multiple element arrangements, the Company defers from revenue recognition the greater of the fair value of any undelivered elements of the contract or the portion of the sales price of the contract that is not payable until the undelivered elements are completed. Delivered items are not contingent upon the delivery of any undelivered items nor do the delivered items include general rights of return. The Company does not have price protection agreements or requirements to buy back inventory. The Company’s Automated Systems products are made to order systems that are designed and configured to meet each customer’s specific requirements. The Company’s Technology Products are sold under agreements with fixed quantities with no rights of return. As a result, the Company has virtually no history of returns.
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
Inventories. Inventories are valued at the lower of cost or market; cost being determined under the first in, first out method. Provision is made to reduce inventories to net realizable value for excess and/or obsolete inventory. The Company reviews its inventory levels quarterly in order to identify obsolete and slow-moving inventory. The Company estimates excess or obsolete inventory based principally upon contemplated future customer demand for the Company’s products and the timing of product upgrades. The use of different assumptions in determining slow-moving and obsolete inventories would result in different charges to cost of sales in each period presented and could negatively affect the Company’s results of operations for the period. In addition, if actual experience differs materially from the Company’s estimates, the Company could be required to record large losses or gains that could negatively affect the Company’s results of operations for the period.
Long and Short-Term Investments. The Company’s accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and SEC topics and guidance. Investments with a maturity of greater than three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. At each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment which involves significant judgment. In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the income statement. In fiscal 2008, the Company recorded a $2.6 million other-than-temporary decline in the market value of an investment in auction rate securities and a $582,000 temporary non-cash decline in the market value of this and other auction rate securities as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” If market, industry, and/or investee conditions deteriorate, future impairments may be incurred.
Deferred Income Taxes. The Company accounts for its deferred income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities represent the estimated future income tax effect of temporary differences between the book and tax basis of the Company’s assets and liabilities, assuming they will be realized and settled at the amounts reported in the Company’s financial statements. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. This assessment includes consideration for the scheduled reversal of temporary taxable differences, projected future taxable income and the impact of tax planning. The Company adjusts this valuation allowance periodically based upon changes in these considerations. In fiscal 2008, the Company reduced the valuation allowance, described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Fiscal Year Ended June 30, 2008, Compared to Fiscal Year Ended June 30, 2007 — Income Taxes” and Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”, based on current and projected future taxable income. If actual long-term future taxable income is lower than the Company’s estimate, or the Company revises its initial estimates, the Company may be required to record material adjustments to the deferred tax assets, resulting in a charge to income in the period of determination and negatively impacting the Company’s results of operations and financial position for the period.
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

Product Warranty. The Company provides a reserve for warranty based on its experience and knowledge. The Company has limited historical claims experience in its new line of commercial products and therefore the Company provides for estimated warranty expenses at the time the new commercial products are sold to its customers based on knowledge of the industry in which the product is sold. Factors affecting the Company’s warranty liability include the number of units sold or in service and historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. If a special circumstance arises requiring a higher level of warranty reserve, the Company would make a special warranty provision commensurate with the facts. Management believes that the accounting estimate related to warranty reserves is a “critical accounting estimate” because changes in it could materially affect net income, and it requires management to estimate the frequency and amounts of future claims, which are inherently uncertain. Management’s policy is to continuously monitor its warranty liabilities to determine their adequacy. As a result, the warranty reserve is maintained at an amount management deems adequate to cover estimated warranty expense. Actual claims incurred in the future may differ from the original estimates, which may result in material revisions to the warranty reserve that could negatively or positively affect the Company’s results of operations for the period.
Market Risk Information
Perceptron’s primary market risk is related to foreign exchange rates. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the U.S. The Company may from time to time have interest rate risk in connection with the investment of its cash.
Foreign Currency Risk
The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-U.S. currencies. For sales commitments entered into in the non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At June 30, 2008, the Company’s percentage of sales commitments in non-United States currencies was approximately 38.4% or $9.8 million, compared to 28.8% or $6.6 million at June 30, 2007.
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
At June 30, 2008, the Company had forward exchange contracts to sell 5.0 million Euros ($7.6 million equivalent) at a weighted average settlement rate of 1.52 Euros to the United States Dollar. The contracts outstanding at June 30, 2008, matured on July 1, 2008 and were not renewed. The objective of the hedge transactions was to protect designated portions of the Company’s net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized a loss of $735,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts during the fiscal year ended June 30, 2008. Offsetting this amount in other comprehensive income (loss) was the translation effect of the Company’s foreign subsidiary. There was no gain or loss recognized in earnings because the forward contracts were effective. The Company’s forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.
At June 30, 2007 and 2006, the Company had approximately $6.7 million and $5.0 million, respectively, of forward exchange contracts between the United States Dollar and the Euro with weighted average settlement prices of 1.34 and 1.25 Euro to each United States Dollar, respectively. The Company recognized a loss of $83,000 and $38,000, respectively in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the fiscal years ended June 30, 2007 and June 30, 2006, respectively.
The Company’s potential loss in earnings that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the fiscal years ended June 30, 2008, 2007 and 2006, would have been approximately $49,000, $90,000 and $2,000, respectively.
Interest Rate Risk
The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less. The Company’s long-term investments at June 30, 2008 consisted of investment grade auction rate securities for which the yields are reset every 28 days. Given the 28 day cycles in which the yield on these investments is reset, at June 30, 2008, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company’s cash and cash equivalents and long-term investments. As a result, the Company does not currently hedge these interest rate exposures.
Uncertainties in Credit Markets
The Company’s long-term investments are also subject to risk due to a decline in value of the investment. As of June 30, 2008, the Company holds long-term investments, with an original cost of $6.3 million, in investment grade auction rate securities. An auction is held every 28 days to provide holders of these auction rate securities the opportunity to increase (buy), decrease (sell) or hold their investment. Auctions for the Company’s investments in auction rate securities have been unsuccessful since August 2007. The unsuccessful auctions have resulted in the interest rate on these securities resetting at a premium interest rate every 28 days. To date, the Company has received all interest payments on these investments when due. In the event the Company needs to access principal funds invested in these auction rate securities, the Company would not be able to liquidate these securities until a future auction of these securities is successful or a buyer is found outside of the auction process.
During the second quarter of fiscal 2008, the Company determined that its investment in Blue Water Trust I, with an original cost of $3.7 million, had been other-than-temporarily impaired. Blue Water Trust I (“Blue Water”) is a Money Market Committed Preferred Custodial Trust Security (“CPS Security”) that invests in investment grade commercial paper and which has entered into a Put Agreement with RAM Reinsurance Company Ltd. (“Ram Re”), a wholly owned subsidiary of RAM Holdings Ltd., principally engaged in underwriting financial guaranty insurance. In the event Ram Re exercises its put option, Blue Water is required to purchase perpetual non-cumulative redeemable preference shares of Ram Re. In the second quarter ended December 31, 2007, based on fair values provided by the Company’s broker, the Company recorded a $2.6 million other-than-temporary non-cash decline in the market value of this investment as Impairment of Long-Term Investment in the income statement. During fiscal year 2008, based on fair values provided by the Company’s broker, the Company recorded a temporary non-cash decline of $161,000 in the market value of this investment and a temporary non-cash decline of $421,000 in the market value of two other investments with an original cost of $2.6 million in Other Comprehensive Income on the Balance Sheet. These other two investments are custodial receipts for separate series of Floating Rate Cumulative Preferred Securities issued by Primus Financial Products, LLC, an indirect subsidiary of Primus Guaranty, Ltd., principally engaged in selling credit swaps against credit obligations of corporate and sovereign issuers. The Company evaluates these investments at each balance sheet date. There is risk that evaluations based on factors existing at future balance sheet dates could require the recording of additional temporary declines in Other Comprehensive Income on the Balance Sheet or could ultimately result in a determination that there is a decline in value that is other than temporary and a loss would be recognized in the income statement at that time. See Item 1A, “Risk Factors” and Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies — Long and Short-term Investments”.
Based on the Company’s current business plan, cash and cash equivalents of $22.2 million at June 30, 2008 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity on these investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2009 cash flow requirements.
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
We have audited the accompanying consolidated balance sheets of Perceptron, Inc. (a Michigan Corporation) and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perceptron, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” effective July 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perceptron, Inc. and subsidiaries internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2008 expressed an unqualified opinion.
/S/ Grant Thornton LLP
Southfield, Michigan
September 12, 2008

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amount)

As of June 30,	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$22,157	$10,878
Short-term investments	—	6,300
Receivables:
Billed receivables, net of allowance for doubtful accounts of $228 and $673, respectively	16,948	21,287
Unbilled receivables	5,044	2,858
Other receivables	398	799
Inventories, net of reserves of $1,304 and $911, respectively	8,285	7,625
Deferred taxes	2,655	1,243
Other current assets	4,315	3,025

Total current assets	59,802	54,015

Property and Equipment
Building and land	6,013	5,984
Machinery and equipment	13,581	11,952
Furniture and fixtures	1,074	1,133

	20,668	19,069
Less — Accumulated depreciation and amortization	(13,407)	(12,012)

Net property and equipment	7,261	7,057

Long-Term Investments	3,104	—
Deferred Tax Asset	5,026	5,149

Total Assets	$75,193	$66,221

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,257	$3,446
Accrued liabilities and expenses	4,867	2,764
Accrued compensation	1,785	1,075
Income taxes payable	1,066	883
Deferred revenue	4,594	3,483

Total current liabilities	14,569	11,651

Long-term Liabilities
Accrued taxes	765	765

Total liabilities	15,334	12,416

Shareholders’ Equity
Preferred stock — no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,844 and 8,142, respectively	88	81
Accumulated other comprehensive income	2,232	869
Additional paid-in capital	40,035	36,346
Retained earnings	17,504	16,509

Total shareholders’ equity	59,859	53,805

Total Liabilities and Shareholders’ Equity	$75,193	$66,221

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

Years ended June 30,	2008	2007	2006

Net Sales	$72,512	$62,252	$57,875
Cost of Sales	42,011	35,252	30,588

Gross Profit	30,501	27,000	27,287

Operating Expenses
Selling, general and administrative	19,945	17,262	15,155
Engineering, research and development	8,576	7,885	7,764

Total operating expenses	28,521	25,147	22,919

Operating Income	1,980	1,853	4,368

Other Income and (Expenses)
Interest income, net	1,029	958	722
Foreign currency gain (loss)	287	(84)	(21)
Impairment on long-term investment	(2,614)	—	—
Other	52	19	(142)

Total other income	(1,246)	893	559

Income Before Income Taxes	734	2,746	4,927

Income Tax Benefit (Expense)	261	(1,287)	(1,688)

Net Income	$995	$1,459	$3,239

Earnings Per Common Share
Basic	$0.12	$0.18	$0.38
Diluted	$0.11	$0.17	$0.35
Weighted Average Common Shares Outstanding
Basic	8,490	8,114	8,582
Dilutive effect of stock options	492	647	618

Diluted	8,982	8,761	9,200

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

Years ended June 30,	2008	2007	2006

Cash Flows from Operating Activities
Net income	$995	$1,459	$3,239
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Depreciation and amortization	1,394	1,333	1,345
Stock compensation expense	609	815	667
Deferred income taxes	(1,238)	15	(12)
Impairment on long-term investment	2,614	—	—
Disposal of assets	43	306	28
Allowance for doubtful accounts	(497)	326	(39)
Changes in assets and liabilities, exclusive of changes shown separately	4,512	(7,724)	4,741

Net cash provided from (used for) operating activities	8,432	(3,470)	9,969

Cash Flows from Financing Activities
Revolving credit borrowings	10	1,300	797
Revolving credit repayments	(10)	(1,300)	(797)
Proceeds from stock plans	3,087	1,601	542
Repurchase of company stock	—	(5,184)	(4,872)

Net cash provided from (used for) financing activities	3,087	(3,583)	(4,330)

Cash Flows from Investing Activities
Capital expenditures	(1,527)	(1,247)	(1,093)
Purchases of investments	—	(1,600)	(2,500)
Sales of investments	—	2,525	1,070

Net cash used for investing activities	(1,527)	(322)	(2,523)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,287	290	268

Net Increase (Decrease) in Cash and Cash Equivalents	11,279	(7,085)	3,384
Cash and Cash Equivalents, July 1	10,878	17,963	14,579

Cash and Cash Equivalents, June 30	$22,157	$10,878	$17,963

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Receivables, net	$4,696	$(7,256)	$5,582
Inventories	(83)	(1,007)	(550)
Accounts payable	(1,419)	2,523	(187)
Other assets and liabilities	1,318	(1,984)	(104)

	$4,512	$(7,724)	$4,741

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$93	$1	$10
Cash paid during the year for income taxes	379	795	1,393
The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

			Accumulated
			Other	Additional		Total
	Common	Stock	Comprehensive	Paid-In	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity

Balances, June 30, 2005	8,822	$88	$(677)	$42,770	$11,811	$53,992

Comprehensive income (loss)
Net income					3,239	3,239
Other comprehensive income
Foreign currency translation adjustments			700			700
Hedging			(38)			(38)

Total comprehensive income						3,901
Stock-based compensation				667		667
Stock plans	197	2		540		542
Stock repurchase	(667)	(6)		(4,866)		(4,872)

Balances, June 30, 2006	8,352	$84	$(15)	$39,111	$15,050	$54,230

Comprehensive income (loss)
Net income					1,459	1,459
Other comprehensive income
Foreign currency translation adjustments			967			967
Hedging			(83)			(83)

Total comprehensive income						2,343
Stock-based compensation				815		815
Stock plans	403	3		1,598		1,601
Stock repurchase	(613)	(6)		(5,178)		(5,184)

Balances, June 30, 2007	8,142	$81	$869	$36,346	$16,509	$53,805

Comprehensive income (loss)
Net income					995	995
Other comprehensive income
Foreign currency translation adjustments			2,679			2,679
Hedging			(735)			(735)
Unrealized loss on investment			(581)			(581)

Total comprehensive income						2,358
Stock-based compensation				609		609
Stock plans	702	7		3,080		3,087

Balances, June 30, 2008	8,844	$88	$2,232	$40,035	$17,504	$59,859

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Operations
Perceptron, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) are involved in the design, development, manufacture, and marketing of information-based measurement and inspection solutions for process improvements primarily for the automotive industry. The Company also designs, develops and manufacturers visual inspection devices that are marketed to professional trades people and do-it-yourself homeowners through marketing agreements with strategic partners.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain long-term accrued taxes for prior periods have been reclassified to conform to the current period presentation.
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
Options to purchase 279,000, 281,000, and 480,000 shares of common stock outstanding in the fiscal years ended June 30, 2008, 2007 and 2006, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Fair value approximates carrying value because of the short maturity of the cash equivalents. At June 30, 2008, the Company had $22.2 million in cash and cash equivalents of which $12.3 million was held in foreign bank accounts.
Accounts Receivable and Concentration of Credit Risk
The Company markets and sells its products principally to automotive manufacturers, line builders, system integrators, original equipment manufacturers (“OEMs”) and value-added resellers. The Company’s accounts receivable are principally from a small number of large customers. The Company performs ongoing credit evaluations of its customers. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Changes in the Company’s allowance for doubtful accounts are as follows (in thousands):

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance

Fiscal year ended June 30, 2008	$673	$(171)	$274	$228
Fiscal year ended June 30, 2007	$352	$400	$79	$673
Fiscal year ended June 30, 2006	$391	$(22)	$17	$352
Long and Short-term Investments
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
At June 30, 2008, the Company holds available for sale, long-term investments, with an original cost of $6.3 million, in investment grade auction rate securities. An auction is held every 28 days to provide holders of these auction rate securities the opportunity to increase (buy), decrease (sell) or hold their investment. Auctions for the Company’s investments in auction rate securities have been unsuccessful since August 2007. The unsuccessful auctions have resulted in the interest rate on these securities resetting at a premium interest rate every 28 days. To date, the Company has received all interest payments on these investments when due. In the event the Company needs to access funds invested in these auction rate securities, the Company would not be able to liquidate these securities until a future auction of these securities is successful or a buyer is found outside of the auction process.
The continued unsuccessful auctions have caused the Company to re-evaluate the liquidity and fair value of these investments. The Company believes that the anticipated recovery period for these investments is likely to be longer than twelve months and as a result has recorded these investments at June 30, 2008 as long-term assets.
The Company has determined that its investment in Blue Water Trust I, with an original cost of $3.7 million, has been other-than-temporarily impaired. Blue Water Trust I (“Blue Water”) is a Money Market Committed Preferred Custodial Trust Security (“CPS Security”) that invests in investment grade commercial paper and which has entered into a Put Agreement with RAM Reinsurance Company Ltd. (“Ram Re”), a wholly owned subsidiary of RAM Holdings Ltd., principally engaged in underwriting financial guaranty insurance. In the event Ram Re exercises its put option, Blue Water is required to purchase perpetual non-cumulative redeemable preference shares of Ram Re. During the second quarter of fiscal 2008, based on fair values provided by the Company’s broker, the Company recorded a $2.6 million other-than-temporary non-cash decline in the market value of this investment as Impairment of Long-Term Investment in the income statement. During fiscal 2008, based on fair values provided by the Company’s broker, the Company recorded a temporary non-cash decline of $161,000 in the market value of this investment and a temporary non-cash decline of $421,000 in the market value of two other investments with an original cost of $2.6 million in Other Comprehensive Income on the Balance Sheet. These other two investments are custodial receipts for separate series of Floating Rate Cumulative Preferred Securities issued by Primus Financial Products, LLC, an indirect subsidiary of Primus Guaranty, Ltd., principally engaged in selling credit swaps against credit obligations of corporate and sovereign issuers. The Company evaluates these investments at each balance sheet date. There is risk that evaluations based on factors existing at future balance sheet dates could require the recording of additional temporary declines in Other Comprehensive Income on the Balance Sheet or could ultimately result in a determination that there is a decline in value that is other than temporary and a loss would be recognized in the income statement at that time. The following table summarizes the Company’s long and short-term investments (in thousands):

		Unrealized	Estimated
	Cost	Gains (Losses)	Fair Value
Long-Term Investments
June 30, 2008
Auction rate securities	$6,300	$3,196	$3,104

Short-Term Investments
June 30, 2007
Auction rate securities	$6,300	—	$6,300
Inventory
Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1,304,000 and $911,000 at June 30, 2008 and June 30, 2007, respectively, is comprised of the following (in thousands):

	At June 30,
	2008	2007

Component parts	$2,831	$2,900
Work in process	227	355
Finished goods	5,227	4,370

Total	$8,285	$7,625

Changes in the Company’s reserves for obsolescence are as follows (in thousands):

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance

Fiscal year ended June 30, 2008	$911	$453	$60	$1,304
Fiscal year ended June 30, 2007	$554	$421	$64	$911
Fiscal year ended June 30, 2006	$520	$193	$159	$554
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
Deferred Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and the effects of operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or future deductibility is uncertain.
Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash, short-term and long-term investments, accounts receivable, accounts payable, forward exchange contracts and amounts due to banks or other lenders, approximate their fair values at June 30, 2008 and 2007. Fair values have been determined through information obtained from market sources and management estimates.
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
Warranty
Automated Systems products carry a three-year warranty for parts and a one-year warranty for labor and travel related to warranty. Product sales to the forest products industry carry a three-year warranty for TriCam® sensors. Sales of ScanWorks® and ScanWorks® ToolKit have a one-year warranty for parts; sales of NCA products have a two-year warranty for parts; sales of the Company’s commercial products have a two-year warranty for parts and labor. The Company provides a reserve for warranty based on its experience and knowledge. Because the Company does not have historical claims experience in its new line of commercial products, the Company provides for estimated warranty expenses at the time the new commercial products are sold to its customers based on knowledge of the industry in which the product is sold. Factors affecting the Company’s warranty liability include the number of units sold or in service and historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. If a special circumstance arises requiring a higher level of warranty, the Company would make a special warranty provision commensurate with the facts.

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance

Fiscal year ended June 30, 2008	$263	$723	$506	$480
Fiscal year ended June 30, 2007	$200	$449	$386	$263
Fiscal year ended June 30, 2006	$209	$222	$231	$200
Advertising Expense
The Company charges advertising expense in the period incurred. As of June 30, 2008, 2007, and 2006, advertising expense was $623,000, $290,000, and $92,000, respectively.
Self—Insurance
The Company is self-insured for health, vision and short term disability costs up to a certain stop loss level per claim and on an aggregate basis of a percentage of estimated annual costs. The estimated liability is based upon review by management and an independent insurance consultant of claims filed and claims incurred but not reported.
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
In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations”, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.
In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Options for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007. At this time, the Company does not expect to adopt the fair value option for assets and liabilities; however, future events and circumstances may impact that decision.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but does provide guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. In November 2007, the FASB proposed a one-year deferral of Statement 157’s fair-value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is assessing the impact of adopting this statement and does not anticipate that the adoption will have a significant impact on its results of operations or financial position.
2. Leases
The Company leases building space, office equipment and motor vehicles under operating leases. Lease terms generally cover periods from two to five years and may contain renewal options. The following is a summary, as of June 30, 2008, of the future minimum annual lease payments required under the Company’s operating leases having initial or remaining non-cancelable terms in excess of one year (in thousands):

Year	Minimum Rentals

2009	$990
2010	632
2011	158
2012	45
2013 and beyond	5

Total minimum lease payments	$1,830

Rental expenses for operating leases in the fiscal years ended June 30, 2008, 2007 and 2006 were $1,278,000, $1,121,000 and $1,105,000, respectively.
3. Credit Facilities
The Company had no debt outstanding at June 30, 2008 and June 30, 2007.
The Company has a $6.0 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2009. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Prime-based Advance or as a Eurodollar-based Advance. Interest on Prime-based Advances is payable on the last day of each month and is calculated daily currently at the greater of 1/2% below prime rate or 1% above the Federal Funds Rate. Interest on Eurodollar-based Advances is calculated currently at 1.88% above the Eurodollar Rate offered at the time and for the period chosen and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of .075% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.6 million as of June 30, 2008 and to have no advances outstanding for 30 consecutive days each calendar year.
At June 30, 2008, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to $790,000 at June 30, 2008). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2008, GmbH had no borrowings outstanding. At June 30, 2008, the facility supported outstanding letters of credit totaling 79,135 Euros (equivalent to approximately $125,000).
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
At June 30, 2008, the Company had forward exchange contracts to sell 5.0 million Euros ($7.6 million equivalent) at a weighted average settlement rate of 1.52 Euros to the United States Dollar. The contracts outstanding at June 30, 2008, matured on July 1, 2008. The objective of the hedge transactions was to protect designated portions of the Company’s net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, there was no ineffectiveness. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income. The Company recognized a loss of $735,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts during the fiscal year ended June 30, 2008. Offsetting this amount in other comprehensive income (loss) was the translation effect of the Company’s foreign subsidiary. There was no gain or loss recognized in earnings because the forward contracts were effective. The Company’s forward exchange contracts do not subject it to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged.
At June 30, 2007 and 2006, the Company had approximately $6.7 million and $5.0 million, respectively, of forward exchange contracts between the United States Dollar and the Euro with weighted average settlement prices of 1.34 and 1.25 Euro to each United States Dollar, respectively. The Company recognized a loss of $83,000 and $38,000, respectively in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the fiscal years ended June 30, 2007 and June 30, 2006, respectively.
5. Information About Major Customers
The Company has two segments, its Automated Systems Segment and its Technology Products Segment.
The Company’s principal customers for its Automated Systems products have historically been automotive companies that the Company either sells to directly or through manufacturing line builders, system integrators or original equipment manufacturers (“OEMs”). The Company’s Automated Systems products are typically purchased for installation in connection with new model retooling programs undertaken by these companies. Because sales are dependent on the timing of customers’ re-tooling programs, sales by customer vary significantly from year to year, as do the Company’s largest customers. For the fiscal year ended June 30, 2008, approximately 26% of total net sales were derived from the Company’s four largest automotive customers (General Motors, Volkswagen, Chrysler, and BMW). The Company also sells to system integrators or OEMs, who in turn sell to these same automotive companies. For the fiscal year ended June 30, 2008, approximately 7% of net sales were to manufacturing line builders, system integrators and OEMs for the benefit of the same four automotive companies. For the fiscal year ended June 30, 2007 approximately 31% of total net sales were derived from the Company’s four largest automotive customers (Volkswagen, General Motors, DaimlerChrysler and BMW). For the fiscal year ended June 30, 2006, approximately 38%, of total net sales were derived from the Company’s four largest automotive customers (General Motors, Volkswagen, BMW and Peugeot Citroen). The Company also sells to manufacturing line builders, system integrators or OEMs, who in turn sell to these same automotive companies. For the fiscal years ended June 30, 2007 and 2006, approximately 12% and 9%, respectively, of net sales, were to system integrators and OEMs for the benefit of the same four automotive companies. These numbers reflect consolidations that have occurred within the Company’s four largest automotive customers. During the fiscal year ended June 30, 2008, direct sales to General Motors accounted for approximately 10.7% of the Company’s total net sales. At June 30, 2008, accounts receivable from General Motors totaled approximately $410,000.
The Company sells its Technology Products to a variety of markets through OEMs, system integrators and value-added resellers (“VARs”). These Technology Products target the digitizing, reverse engineering and inspection markets. The Company’s commercial products are distributed pursuant to signed agreements with third party OEMs with marketing knowledge and distribution channels in global wholesale and retail markets. The Company’s commercial products are currently sold to Ridge Tool and Snap-on for distribution through their wholesale and retail distribution networks. During the fiscal year ended June 30, 2008, sales to Ridge Tool were 23.0% of the Company’s total net sales. At June 30, 2008, accounts receivable from Ridge Tool totaled approximately $1.5 million.
6. Contingencies
Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $6.6 million using a June 30, 2008 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. The Company intends to vigorously defend GDS’ claims.
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
7. 401(k) Plan
The Company has a 401(k) tax deferred savings plan that covers all eligible employees. The Company may make discretionary contributions to the plan. The Company’s contributions during the fiscal years ended June 30, 2008, 2007 and 2006, were $541,000, $539,000 and $437,000, respectively.
8. Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees may purchase shares of the Company’s common stock at 85% of its market value at the beginning of the six-month election period. Purchases are limited to 10% of an employee’s eligible compensation and the shares purchased are restricted from being sold for one year from the purchase date. At June 30, 2008, 114,738 shares remained available under the Plan. During fiscal years 2008, 2007 and 2006, 10,429, 12,401 and 11,854 shares, respectively, were issued to employees. The average purchase price per share was $7.78, $6.41 and $5.87 in fiscal years 2008, 2007 and 2006, respectively. In fiscal 2006 the Company adopted SFAS 123R and began recording stock based compensation expense in the income statement. During fiscal years 2008, 2007 and 2006, the Company recorded non-cash stock based compensation expense of $14,000, $30,000 and $29,000, respectively, related to this plan.
9. Stock Based Compensation
The Company uses the Black-Scholes model for determining stock option valuations. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. The expected term of option exercises is derived from historical data regarding employee exercises and post-vesting employment termination behavior. The risk-free rate of return is based on published U.S. Treasury rates in effect for the corresponding expected term. The expected volatility is based on historical volatility of the Company’s stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.
The Company recognized as an operating expense non-cash stock-based compensation costs in the amount of $609,000, $815,000 and $667,000 for the fiscal years ended June 30, 2008, 2007and 2006, respectively, which includes the Employee Stock Purchase Plan discussed above. This had the effect of decreasing net income by $446,000, or

$0.05 per diluted share for the fiscal year ended June 30, 2008, $647,000 or $.07 per diluted share for fiscal year 2007 and $537,000 or $.06 per diluted share for fiscal year 2006. As of June 30, 2008, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1.4 million. The Company expects to recognize this cost over a weighted average vesting period of 2.68 years.
The Company received $2,878,000 in cash from option exercises under all share-based payment arrangements for the twelve months ended June 30, 2008. The actual tax benefit realized, that related to tax deductions for non-qualified options exercised and disqualifying dispositions under all share-based payment arrangements, totaled $4,695,000 for fiscal 2008.
The Company maintains a 1992 Stock Option Plan (“1992 Plan”) and 1998 Global Team Member Stock Option Plan (“1998 Plan”) covering substantially all company employees and certain other key persons and a Directors Stock Option Plan (“Directors Plan”) covering all non-employee directors. During fiscal 2005, shareholders approved a new 2004 Stock Incentive Plan that replaced the 1992 and Directors Plans as to future grants. Under the terms of the 1998 Plan, no further grants are permitted to be made under the plan. Options previously granted under the 1992, Directors and 1998 Plans will continue to be maintained until all options are exercised, cancelled or expire. The 2004, 1992 and Directors Plans are administered by a committee of the Board of Directors, the Management Development, Compensation and Stock Option Committee. The 1998 Plan is administered by the President of the Company.
Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, except as otherwise specified in the 2004 Stock Incentive Plan. As of June 30, 2008, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. Options outstanding under the Directors Plan are either an initial option or an annual option. Prior to December 7, 2004, initial options of 15,000 shares were granted as of the date the non-employee director was first elected to the Board of Directors and became exercisable in full on the first anniversary of the date of grant. Prior to December 7, 2004, annual options of 3,000 shares were granted as of the date of the respective annual meeting to each non-employee director serving at least six months prior to the annual meeting and become exercisable in three annual increments of 33 1/3% after the date of grant. Options under the Directors Plan expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.
Activity under these Plans is shown in the following tables:

	Fiscal Year 2008			Fiscal Year 2007
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value(1)		Exercise	Value(1)
Shares subject to option	Shares	Price	($000)	Shares	Price	($000)
Outstanding at beginning of period	1,834,959	$6.53		1,985,447	$6.13
New Grants (based on fair value of common stock at dates of grant)	282,000	$9.85		334,070	$8.55
Exercised	(664,385)	$4.30		(390,325)	$3.62
Expired	(104,865)	$24.60		(49,993)	$26.67
Forfeited	(56,672)	$7.83		(44,240)	$6.78

Outstanding at end of period	1,291,037	$6.87	$2,746	1,834,959	$6.53	$7,734
Exercisable at end of period	662,144	$5.08	$2,433	1,181,415	$5.92	$6,260

	Fiscal Year 2006
		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value(1)
Shares subject to option	Shares	Price	($000)
Outstanding at beginning of period	2,204,007	$7.56
New Grants (based on fair value of common stock at dates of grant)	243,675	$6.72
Exercised	(170,699)	$2.16
Expired	(234,001)	$23.17
Forfeited	(57,535)	$6.62

Outstanding at end of period	1,985,447	$6.13	$6,557
Exercisable at end of period	1,337,246	$6.08	$5,352

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2008, 2007 and 2006, were $2,710,000, $1,025,000 and $571,000, respectively.

The total fair value of shares vested during the fiscal years ended June 30, 2008, 2007 and 2006, were $919,000, $843,000 and $746,000, respectively.
The estimated fair value as of the date options were granted during the periods presented using the Black-Scholes option-pricing model, was as follows:

	2008	2007	2006

Weighted Average Estimated Fair Value Per Share Of Options Granted During The Period	$3.53	$3.08	$2.28
Assumptions:
Amortized Dividend Yield	—	—	—
Common Stock Price Volatility	32.93%	31.42%	30.16%
Risk Free Rate Of Return	3.90%	4.68%	4.02%
Expected Option Term (in years)	5	5	5
The following table summarizes information about stock options at June 30, 2008:

			Options Outstanding			Options Exercisable
				Weighted	Weighted		Weighted
				Average	Average		Average
				Remaining	Exercise		Exercise
Range of Exercise Prices			Shares	Contractual Life	Price	Shares	Price

$1.24	to	$6.45	382,906	3.93	$3.41	332,480	$2.94
6.47	to	7.40	332,019	5.91	$6.87	255,794	$6.86
8.00	to	8.81	349,612	8.90	$8.56	49,745	$8.36
8.92	to	14.03	226,500	9.16	$10.14	24,125	$8.92

$1.24	to	$14.03	1,291,037	6.70	$6.87	662,144	$5.08

At June 30, 2008, options covering 16,038 shares were available for future grants under the 2004 Plan.
10. Income Taxes
Income from continuing operations before income taxes for U.S. and foreign operations was as follows (in thousands):

	2008	2007	2006
U.S.	$(388)	$679	$1,096
Foreign	1,122	2,067	3,831

Total	$734	$2,746	$4,927

During fiscal year 2008, the Company recorded a $619,000 tax benefit from the reduction of a portion of the Company’s tax valuation allowance related to the credits that the Company now believes are more likely than not to be realized based on the continued and expected future taxable income of the Company. During fiscal 2006, the Company recorded $290,000 of tax expense related to the repatriation of $6.3 million of un-remitted earnings of certain of the Company’s European subsidiaries under the provisions of the American Jobs Creation Act of 2004. The income tax provision (benefit) reflected in the statement of income consists of the following (in thousands):

	2008	2007	2006
Current provision (benefit):
U.S. Federal & State	$21	$(193)	$420
Foreign	629	1,406	537
Deferred taxes
U.S.	(811)	307	757
Foreign	(100)	(233)	(26)

Total provision (benefit)	$(261)	$1,287	$1,688

The Company’s deferred tax assets are substantially represented by the tax benefit of net operating losses and the tax benefit of future deductions represented by allowance for bad debts, warranty expenses, inventory obsolescence and tax credit carry-forwards. The Company established in fiscal 2002 a valuation allowance for tax credit carry-forwards and other items where it was more likely than not that these items would expire or not be deductible before the Company was able to realize their benefit. In the fourth quarter of fiscal 2008, the Company recognized a $619,000 tax benefit from the reduction of a portion of the Company’s tax valuation allowance related to tax credits that the Company now believes are more likely than not to be realized based on the continued and expected future taxable income of the Company. Mitigating this decrease in fiscal 2008 was an increase in the valuation allowance for net operating loss carry-forwards related to some of the Company’s foreign operations where the Company believed it was more likely than not that the tax benefits would not be fully utilized in the next few years. Certain tax liabilities, previously recorded to the valuation reserve, were reclassified in accordance with the adoption of FIN 48 (see below). In the second quarter of fiscal 2006, the Company recognized a $725,000 tax benefit associated with reversing the valuation allowance related to net operating losses in the United States. This action was taken because the Company believed there was positive evidence that it was more likely than not that the tax benefits associated with the valuation allowance on the net operating loss carry-forwards in the United States would be utilized. The positive evidence was based on several years of taxable income in the United States and expected taxable income in the United States in the future. The Company continues to have a valuation allowance for tax credit carry-forwards in the United States that it still expects will more likely than not expire prior to the tax benefit being realized. The Company also has a valuation allowance for net operating loss carry-forwards for some of its foreign operations. The components of deferred tax assets were as follows (in thousands):

	2008	2007	2006

Benefit of net operating losses	$4,130	$4,803	$4,399
Tax credit carry-forwards	3,842	3,780	3,571
Other, principally reserves	2,629	1,015	1,405

Deferred tax asset	10,601	9,598	9,375
Valuation allowance	(2,920)	(3,206)	(2,959)

Net deferred tax asset	$7,681	$6,392	$6,416

Rate reconciliation:
Provision at U.S. statutory rate	34.0%	34.0%	34.0%
Net effect of taxes on foreign activities	(12.1)%	11.1%	(13.5)%
Tax effect of U.S. permanent differences	(4.4)%	5.4%	8.6%
State taxes and other, net	1.8%	0.4%	0.1%
Adjustment of federal/foreign income taxes related to prior years	(15.9)%	(13.0)%	20.0%
Valuation allowance	(39.0)%	9.0%	(14.9)%

Effective tax rate	(35.6)%	46.9%	34.3%

No provision was made with respect to earnings as of June 30, 2008 that have been retained for use by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings. At June 30, 2008, the Company had net operating loss carry-forwards for Federal income tax purposes of $14.4 million that expire in the years 2021 through 2028 and tax credit carry-forwards of $3.8 million of which $3.6 million expire in the years 2009 through 2027. Included in the Federal net operating loss carry-forward is $5.9 million from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as an increase to additional paid-in-capital rather than a reduction of the income tax provision. The net change in the total valuation allowance for the years ended June 30, 2008, 2007 and 2006 was a decrease of $286,000, an increase of $247,000 and a decrease of $733,000, respectively.
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
Fin 48
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

Adopting FIN 48 did not result in any material adjustment in the liability for unrecognized income tax benefits. On July 1, 2007, the Company had $1.6 million of unrecognized tax benefits, of which $844,000 would affect the effective tax rate if recognized. As of June 30, 2008, the Company had $1.6 million of unrecognized tax benefits, of which $882,000 would affect the effective tax rate if recognized. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. As of June 30, 2008 there was no accrued interest or penalties related to uncertain tax positions recorded on the Company’s financial statements. For U.S. Federal income tax purposes, the tax years 1999 — 2007 remain open to examination by government tax authorities as a result of the Company’s net operating loss carry-forward. For German income tax purposes, the tax years 2004 — 2007 remain open to examination by government tax authorities.
The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

Year End June 30,	2008
Balance, beginning of year	$1,609
Increases for tax positions related to the current year	38

Balance, year end	$1,647

11. Segment and Geographic Information
Effective April 1, 2007, the Company organized its business into two operating segments, Automated Systems and Technology Products. The Company’s reportable segments are strategic business units that have separate management teams focused on different marketing strategies. The Automated Systems segment primarily sells its products to automotive companies either directly or through manufacturing line builders, system integrators or OEMs. The Company’s Automated Systems products are primarily custom-designed systems typically purchased for installation in connection with new model retooling programs. The Automated Systems segment includes value added services that are primarily related to Automated Systems products. The Technology Products segment sells its products to a variety of markets through OEMs, system integrators, value-added resellers and distributors. The Company’s Technology Products target the digitizing, reverse engineering and inspection markets and include products that are sold as whole components ready for use.
The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance based on operating income, excluding unusual items. Company-wide costs are allocated between segments based on revenues and/or labor as deemed appropriate.

Reportable Segments ($000)	Automated Systems	Technology Products	Consolidated

Twelve months ended June 30, 2008
Net sales	$39,085	$33,427	$72,512
Operating income (loss)	(1,140)	3,120	1,980
Assets, net	53,404	21,789	75,193
Accumulated depreciation and amortization	9,519	3,888	13,407

Twelve months ended June 30, 2007
Net sales	$42,309	$19,943	$62,252
Operating income	1,007	846	1,853
Assets, net	43,496	22,725	66,221
Accumulated depreciation and amortization	7,904	4,108	12,012

Twelve months ended June 30, 2006
Net sales	$46,959	$10,916	$57,875
Operating income (loss)	4,871	(503)	4,368
Assets, net	50,916	12,244	63,160
Accumulated depreciation and amortization	9,079	2,185	11,264

The Company primarily accounts for geographic sales based on the country from which the sale is invoiced rather than the country to which the product is shipped. The Company operates in three primary geographic areas: The Americas (substantially all of which is the United States, with immaterial net sales in Brazil), Europe, and Asia.

Geographical Regions ($000)	Americas	Europe[1]	Asia	Consolidated

Twelve months ended June 30, 2008
Net sales	$43,308	$24,170	$5,034	$72,512
Long-lived assets, net	9,674	500	191	10,365

Twelve months ended June 30, 2007
Net sales	$33,086	$26,772	$2,394	$62,252
Long-lived assets, net	6,438	513	106	7,057

Twelve months ended June 30, 2006
Net sales	$37,384	$18,938	$1,553	$57,875
Long-lived assets, net	6,765	534	109	7,408

[1]	The Company’s German subsidiary had net external sales of $24.2 million, $26.8 million and $18.9 million in the fiscal years ended June 30, 2008, 2007 and 2006, respectively. Long-lived assets of the Company’s German subsidiary were $468,000, $478,000 and $514,000 as of June 30, 2008, 2007 and 2006, respectively.
12. Accrued Compensation
On January 21, 2008 the Company announced the retirement of Alfred A. Pease as President and Chief Executive Officer. In addition, on January 21, 2008, the Company and Mr. Pease entered into an Employment and Amended and Restated Severance Agreement (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Pease will receive his base salary through June 30, 2009, supplemental compensation based upon the number of days that he provides services to the Company following his retirement, health benefits until he becomes eligible for Medicare coverage and welfare benefits and certain other benefits during the salary continuation period. Mr. Pease currently maintains an advisory role to the Company. During the third quarter of fiscal 2008, the Company accrued an expense of approximately $600,000, representing certain of the amounts due to Mr. Pease pursuant to the Employment Agreement. As of June 30, 2008, $417,000 of this accrual remains in Accrued Compensation on the balance sheet.
13. Selected Quarterly Financial Data (unaudited)
Selected unaudited quarterly financial data for the fiscal years ended June 30, 2008 and 2007 are as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal Year 2008	09/30/07	12/31/07	03/31/08	06/30/08
Net sales	$17,666	$19,117	$18,203	$17,526
Gross profit	7,101	8,841	7,938	6,621
Net income (loss)	447	(188)	211	525
Earnings (loss) per share
Basic	0.05	(0.02)	0.02	0.06
Diluted	0.05	(0.02)	0.02	0.06

Fiscal Year 2007	09/30/06	12/31/06	03/31/07	06/30/07
Net sales	$10,710	$12,234	$15,954	$23,354
Gross profit	4,487	4,546	7,257	10,710
Net income (loss)	(641)	(864)	691	2,273
Earnings (loss) per share
Basic	(0.08)	(0.11)	0.09	0.28
Diluted	(0.08)	(0.11)	0.08	0.26

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A: CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes In Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Report Of Management On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008. Grant Thornton LLP has audited our internal control over financial reporting as of June 30, 2008. Their report is included below.

[GRANT THORNTON LETTERHEAD]
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Perceptron, Inc.
We have audited Perceptron, Inc. (a Michigan Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Perceptron, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Perceptron, Inc. and subsidiaries as of June 30, 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2008 and our report dated September 12, 2008 expressed an unqualified opinion.
/S/ Grant Thornton LLP
Southfield, Michigan
September 12, 2008

ITEM 9B: OTHER INFORMATION
None.
PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
The information contained under the captions “Matters to Come before the Meeting — Proposal 1: Election of Directors”, “Corporate Governance”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Code of Ethics” of the registrant’s proxy statement for 2008 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.
The information required by Part III, Item 10 with respect to the Company’s nominating committee, audit committee and the audit committee’s financial expert is set forth in the Proxy Statement under the captions “Corporate Governance — Audit Committee”, “Corporate Governance — Nominating and Corporate Governance Committee” and “Corporate Governance — Audit Committee Report,” which paragraphs are incorporated herein by reference
The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s directors, executive and financial officers and employees. The Code of Business Conduct and Ethics has been posted to the Company’s website at www.perceptron.com in the Company section under “Financials” and is available free of charge through the Company’s website. The Company will post information regarding any amendment to, or waiver from, the Company’s Code of Business Conduct and Ethics for executive and financial officers and directors on the Company’s website in the Company section under “Financials”.
ITEM 11: EXECUTIVE COMPENSATION
The information contained under the captions “Matters to Come before the Meeting — Proposal 1: Election of Directors — Director Compensation for 2008”, “Matters to Come before the Meeting — Proposal 1: Election of Directors — Standard Director Compensation Arrangements”, “Compensation of Executive Officers”, “Corporate Governance — Management Development, Compensation and Stock Option Committee Interlocks and Insider Participation” and “Compensation of Executive Officers — Report of the Management Development, Compensation and Stock Option Committee” of the Proxy Statement is incorporated herein by reference.
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
EQUITY COMPENSATION PLAN INFORMATION
The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of June 30, 2008, including the 2004 Stock Incentive Plan, the 1992 Stock Option Plan, the Directors Stock Option Plan, the 1998 Global Team Member Stock Option Plan, and the Employee Stock Purchase Plan (together, the “Plans”):

			Number of securities
			remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders:
2004 Stock Incentive Plan	514,325 (1)	$9.00	16,038
1992 Stock Option Plan	183,700 (2)	$4.05	—
Directors Stock Option Plan	127,000 (2)	$4.50	—
Employee Stock Purchase Plan	— (3)	—	114,738

Total of equity compensation plans approved by shareholders	825,025	$7.21	130,776
Equity compensation plans not approved by shareholders: 1998 Global Team Member Stock Option Plan	447,887 (4)	$6.27	—

Total:	1,272,912	$6.88	130,776

(1)	Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.

(2)	The 2004 Stock Incentive Plan replaced the 1992 Stock Option Plan and Directors Stock Option Plan effective December 7, 2004. Further grants under these plans have been cancelled.

(3)	Does not include an undeterminable number of shares subject to a payroll deduction election under the Employee Stock Purchase Plan for the period from July 1, 2008 until December 31, 2008, which will not be issued until January 2009.

(4)	The 1998 Global Team Member Stock Option Plan expired on February 25, 2008. No further grants under this plan will be made.
1998 Global Team Member Stock Option Plan
On February 26, 1998, the Company’s Board approved the 1998 Global Team Member Stock Option Plan (the “1998 Plan”), pursuant to which non-qualified stock options may be granted to employees who are not officers or directors or subject to Section 16 of the Exchange Act. The 1998 Plan has been amended by the Board on several occasions thereafter. The 1998 Plan expired on February 25, 2008. No further grants under this plan will be made. The expiration of the 1998 Plan does not affect any awards previously granted under the 1998 Plan.
The purpose of the 1998 Plan is to promote the Company’s success by linking the personal interests of non-executive employees to those of the Company’s shareholders and by providing participants with an incentive for outstanding performance. The 1998 Plan authorizes the granting of non-qualified stock options only. The President of the Company administers the 1998 Plan and had the power to set the terms of any grants under the 1998 Plan. The exercise price of an option could not be less than the fair market value of the underlying stock on the date of grant and no option has a term of more than ten years. All of the options that are currently outstanding under the 1998 Plan become exercisable ratably over a four-year period beginning at the grant date and expire ten years from the date of grant. If, for any reason, an option lapses, expires or terminates without having been exercised in full, the unpurchased shares covered thereby are again available for grants of options under the 1998 Plan. In addition, if the option is exercised by delivery to the Company of shares previously acquired pursuant to options granted under the 1998 Plan, then shares of Common Stock delivered in payment of the exercise price of an option will again be available for grants of options under the 1998 Plan.
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
The 1998 Plan provides for acceleration of vesting of awards in the event of a change in control of the Company. See “Compensation of Executive Officers — Potential Payments Upon Termination or Change in Control” of the Proxy Statement for a definition of change in control. The Board may amend or terminate the 1998 Plan at any time without shareholder approval, but no amendment or termination of the 1998 Plan or any award agreement may adversely affect any award previously granted under the 1998 Plan without the consent of the participant. The NASDAQ listing requirements prohibit the Company from amending the 1998 Plan to add additional shares of Common Stock without shareholder approval.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information contained under the captions “Corporate Governance — Board of Directors and Committees” and “Related Party Transactions” of the Proxy Statement is incorporated herein by reference.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the captions “Independent Accountants — Policy for Pre-Approval of Audit and Non-Audit Services” and “Independent Accountants — Fees Paid to Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
A.	Financial Statements and Schedules Filed

Financial Statements — see Item 8 of this report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

B.	Exhibits:

Exhibits — the exhibits filed in response to Item 601 of Regulation S-K with this report are listed on pages 52 through 55. The Exhibit List is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Perceptron, Inc. (Registrant)
By:	/S/ Harry T. Rittenour
Harry T. Rittenour, President and
Chief Executive Officer (Principal Executive Officer)

Date: September 12, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Harry T. Rittenour Harry T. Rittenour	President, Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2008

/S/ John H. Lowry III John H. Lowry III	Vice President and Chief Financial Officer (Principal Financial Officer)	September 12, 2008

/S/ Sylvia M. Smith Sylvia M. Smith	Controller (Principal Accounting Officer)	September 12, 2008

/S/ W. Richard Marz W. Richard Marz	Chairman of the Board and Director	September 12, 2008

/S/ David J. Beattie David J. Beattie	Director	September 12, 2008

/S/ Kenneth R. Dabrowski Kenneth R. Dabrowski	Director	September 12, 2008

/S/ Philip J. DeCocco Philip J. DeCocco	Director	September 12, 2008

/S/ Robert S. Oswald Robert S. Oswald	Director	September 12, 2008

/S/ James A. Ratigan James A. Ratigan	Director	September 12, 2008

/S/ Terryll R. Smith Terryll R. Smith	Director	September 12, 2008

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.	Restated Articles of Incorporation and Bylaws.

3.1	Restated Articles of Incorporation, as amended to date, are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1998.

3.2	Amended and Restated Bylaws, as amended to date, are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2007.

4.	Instruments Defining the Rights of Securities Holders.

4.1	Articles IV, V and VI of the Company’s Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1998.

4.2	Articles I, II, III, VI, VII, X and XI of the Company’s Amended and Restated Bylaws are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2007.

4.3	Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.9 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2002.

4.4	Form of certificate representing Rights (included as Exhibit B to the Amendment to Rights Agreement filed as Exhibit 4.6) is incorporated herein by reference to Exhibit 3 of the Company’s Form 8-A/A filed March 20, 2008. Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the earlier of (i) the tenth business day after the Shares Acquisition Date (or, if such Shares Acquisition Date results from the consummation of a Permitted Offer, such later date as may be determined by the Board of Directors, with the concurrence of a majority of the Continuing Directors), or (ii) the tenth business day (or such later date as may be determined by the Board of Directors, with the concurrence of a majority of the Continuing Directors, prior to such time as any person becomes an Acquiring Person) after the date of the commencement of, or first public announcement of the intent to commence, a tender or exchange offer by any person if, upon consummation thereof, such person would be an Acquiring person, other than as a result of a Permitted Offer.

4.5	Rights Agreement, dated as of March 24, 1998, between Perceptron, Inc. and American Stock Transfer & Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit 2 of the Company’s Report on Form 8-K filed March 24, 1998.

4.6	Amendment to Rights Agreement, dated as of March 17, 2008, between Perceptron, Inc. and American Stock Transfer & Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit 3 of the Company’s Form 8-A/A filed on March 20, 2008.

4.7	First Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2003.

4.8	Second Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.7 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2003.

4.9	Third Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.8 of the Company’s Report on Form 10-K for the Year Ended June 30, 2004.

4.10	Fourth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed January 5, 2005.

4.11	Fifth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 4.10 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2005.

4.12	Sixth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 4.11 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2006.

Exhibit No.	Description of Exhibits

4.13	Seventh Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed December 21, 2006.

4.14*	Eighth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank.

4.15	Ninth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10.49 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2008.

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

10.	Material Contracts.

10.1	Registration Agreement, dated as of June 13, 1985, as amended, among the Company and the Purchasers identified therein, is incorporated by reference to Exhibit 10.3 of the Company’s Form S-1 Registration Statement (amended by Exhibit 10.2) No. 33-47463.

10.2	Patent License Agreement, dated as of August 23, 1990, between the Company and Diffracto Limited, is incorporated herein by reference to Exhibit 10.10 of the Company’s Report on Form S-1 Registration Statement No. 33-47463.

10.3	Form of Proprietary Information and Inventions Agreement between the Company and all of the employees of the Company is incorporated herein by reference to Exhibit 10.11 of the Company’s Form S-1 Registration Statement No. 33-47463.

10.4	Form of Confidentiality and Non-Disclosure Agreement between the Company and certain vendors and customers of the Company is incorporated herein by reference to Exhibit 10.12 of the Company’s Form S-1 Registration Statement No. 33-47463.

10.5	Form of Executive Agreement Not to Compete between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2005.

10.6@	Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed December 10, 2004.

10.7@	Form of Incentive Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed January 5, 2005.

10.8@	Form of Nonqualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed January 5, 2005.

10.9@	Form of Incentive Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed December 27, 2005.

10.10@	Form of Nonqualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed December 27, 2005.

10.11@	Form of Nonqualified Stock Option Agreement Terms — Board of Directors under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 10, 2006.

10.12@	1998 Global Team Member Stock Option Plan and Form of Non-Qualified Stock Option Agreements under such Plan is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1997.

10.13@	First Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.28 of the Company’s Report on Form 10-K for the Transition Period Ended June 30, 1999.

Exhibit No.	Description of Exhibits

10.14@	Second Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.29 of the Company’s Report on Form 10-K for the Transition Period Ended June 30, 1999.

10.15@	Third Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.6 of the Company’s Form S-8 Registration Statement No. 333-55164.

10.16@	Fourth Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.7 of the Company’s S-8 Registration Statement No. 333-76194.

10.17@	Form of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after September 1, 1998 is incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 10-K for the Year Ended December 31, 1998.

10.18@	Forms of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.31 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1999.

10.19@	Form of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after January 1, 2006 is incorporated by reference to Exhibit 10.47 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2006.

10.20@	Perceptron, Inc. Employee Stock Purchase Plan, as amended and restated as of October 22, 2004, is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed December 10, 2004.

10.21@	Amended and Restated 1992 Stock Option Plan is incorporated herein by reference to Exhibit 10.53 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1996.

10.22@	First Amendment to Amended and Restated 1992 Stock Plan is incorporated by reference to Exhibit 10.39 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1997.

10.23@	Second Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.26 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1999.

10.24@	Third Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.35 of the Company’s Report on Form 10-K for the Year Ended June 30, 2001.

10.25@	Fourth Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.37 of the Company’s Report on Form 10-K for the Year Ended June 30, 2002.

10.26@	Forms of Incentive Stock Option Agreements (Officers) and Non-Qualified Stock Option Agreements (Officers) under 1992 Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.30 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1999.

10.27@	Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1996.

10.28@	First Amendment to Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.27 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1999.

10.29@	Second Amendment to the Perceptron, Inc. Directors Stock Option Plan (Amended and Restated October 31, 1996) is incorporated by reference to Exhibit 10.33 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2000.

10.30@	Form of Non-Qualified Stock Option Agreements and Amendments under the Director Stock Option Plan is incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1996.

10.31@	Forms of Non-Qualified Stock Option Agreements under the Directors Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.32 of the Company’s Report on Form 10-Q for the Quarter Ended December 31, 1999.

Exhibit No.	Description of Exhibits

10.32@	Letter Agreement, dated February 14, 1996, between the Company and Alfred A. Pease is incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1996.

10.33	Covenant Not to Compete between U.S. Natural Resources, Inc., and Perceptron, Inc., dated March 13, 2002 is incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed March 29, 2002.

10.34@	Written Description of 2007 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed November 17, 2006.

10.35@	Written Description of 2008 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 9, 2007.

10.36@	Severance Agreement, dated September 7, 2005, between the Company and Alfred A. Pease is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed September 12, 2005.

10.37@	Employment and Amended and Restated Severance Agreement, dated January 21, 2008, between the Company and Alfred A. Pease is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed January 22, 2008.

10.38@	Severance Agreement, dated September 7, 2005, between the Company and Harry T. Rittenour is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed September 12, 2005.

10.39@	Severance Agreement, dated September 8, 2005, between the Company and Wilfred J. Corriveau is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed September 12, 2005.

10.40@	First Amendment to Severance Agreement dated October 2, 2007 between the Company and Wilfred J. Corriveau is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 11, 2007.

10.41*@	Severance Agreement, dated September 26, 2005, between the Company and Mark S. Hoefing.

10.42@	Severance Agreement, dated May 18, 2007, between the Company and Paul J. Eckhoff is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed May 23, 2007.

10.43@	Severance Agreement, dated June 12, 2007, between the Company and John H. Lowry III is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed June 25, 2007.

21.*	A list of subsidiaries of the Company.

23.*	Consent of Experts and Counsel.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

31.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.	Section 1350 Certifications.

32.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

@	Indicates a management contract, compensatory plan or arrangement.