Form 10-Q
period 2008-09-30
PERCEPTRON INC/MI
filed 2008-11-10
CIK 887226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2008.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of November 05, 2008, was:

Common Stock, $0.01 par value	8,850,359

Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended September 30, 2008

Page
Number
COVER	1

INDEX	2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1A. Risk Factors	23
Item 6. Exhibits	24

SIGNATURES	25
EX-31.1
EX-31.2
EX-32

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
(In Thousands, Except Per Share Amount)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$24,030	$22,157
Receivables:
Billed receivables, net of allowance for doubtful accounts of $246 and $228, respectively	13,404	16,948
Unbilled receivables	4,965	5,044
Other receivables	427	398
Inventories, net of reserves of $1,355 and $1,304, respectively	8,507	8,285
Deferred taxes	2,655	2,655
Other current assets	4,057	4,315

Total current assets	58,045	59,802

Property and Equipment
Building and land	6,013	6,013
Machinery and equipment	13,527	13,581
Furniture and fixtures	1,075	1,074

	20,615	20,668
Less — Accumulated depreciation and amortization	(13,598)	(13,407)

Net property and equipment	7,017	7,261

Long-Term Investments	2,919	3,104
Deferred Tax Asset	4,751	5,026

Total Assets	$72,732	$75,193

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$3,481	$2,257
Accrued liabilities and expenses	3,391	4,867
Accrued compensation	1,687	1,785
Income taxes payable	821	1,066
Deferred revenue	4,286	4,594

Total current liabilities	13,666	14,569

Long-term Liabilities
Accrued taxes	765	765

Total liabilities	14,431	15,334

Shareholders’ Equity
Preferred stock — no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,850 and 8,844, respectively	89	88
Accumulated other comprehensive income	426	2,232
Additional paid-in capital	40,314	40,035
Retained earnings	17,472	17,504

Total shareholders’ equity	58,301	59,859

Total Liabilities and Shareholders’ Equity	$72,732	$75,193

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands, Except Per Share Amounts)	2008	2007
Net Sales	$19,265	$17,666

Cost of Sales	12,463	10,752

Gross Profit	6,802	6,914

Operating Expenses
Selling, general and administrative	4,483	4,216
Engineering, research and development	2,301	2,195

Total operating expenses	6,784	6,411

Operating Income	18	503

Other Income and (Expenses)
Interest income, net	233	215
Foreign currency gain (loss)	(64)	131
Other	2	1

Total other income	171	347

Income Before Income Taxes	189	850

Income Tax Expense	221	403

Net Income (Loss)	$(32)	$447

Earnings (Loss) Per Common Share
Basic	$(0.00)	$0.05
Diluted	$(0.00)	$0.05

Weighted Average Common Shares Outstanding
Basic	8,848	8,205
Dilutive effect of stock options	—	599

Diluted	8,848	8,804

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands)	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(32)	$447
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Depreciation and amortization	379	317
Stock compensation expense	230	168
Deferred income tax benefit	272	302
Disposal of Assets	(15)	3
Allowance for doubtful accounts	33	(96)
Changes in assets and liabilities, exclusive of changes shown separately	2,014	5,004

Net cash provided from operating activities	2,881	6,145

Cash Flows from Financing Activities
Revolving credit borrowings	—	10
Revolving credit repayments	—	(10)
Proceeds from stock plans	49	1,022

Net cash provided from financing activities	49	1,022

Cash Flows from Investing Activities
Capital expenditures	(187)	(201)

Net cash used for investing activities	(187)	(201)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(870)	490

Net Increase (Decrease) in Cash and Cash Equivalents	1,873	7,456
Cash and Cash Equivalents, July 1	22,157	10,878

Cash and Cash Equivalents, September 30	$24,030	$18,334

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Receivables, net	$2,560	$5,637
Inventories	(546)	(885)
Accounts payable	1,449	(638)
Other current assets and liabilities	(1,449)	890

	$2,014	$5,004

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying consolidated financial statements should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary, including certain reclassifications between selling, general and administrative and cost of sales to conform to the current presentation, for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
2. Financial Instruments
Effective July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Financial instruments held by the Company at September 30, 2008 include investments classified as held for sale and money market funds.
SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). These two types of inputs create the following fair value hierarchy:
•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable and reflect management’s estimates and assumptions.
SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.
The following table presents the Company’s investments at September 30, 2008 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of SFAS No. 157.

(in thousands)
Description	September 30, 2008	Level 1	Level 2	Level 3

Money Market Funds	$12,357	$12,357	—	—
Long Term Investments	$2,919	—	—	$2,919
The fair value of the Company’s money market fund investments was determined based on quoted prices in active markets for identical assets.

Through August 31, 2008, the Company valued its long-term investments based on fair values provided by the Company’s broker, Lehman Brothers. In September 2008, Barclays Capital replaced Lehman Brothers as the Company’s broker but did not provide the Company with the fair values of these investments at September 30, 2008. Due to this and recent events in the United States credit markets, the Company did not have readily available market-based observable inputs to determine fair value at September 30, 2008. As a result, the Company used internally developed valuation models and judgment to determine fair value as of September 30, 2008.
The following table presents the changes in the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the three month period ended September 30, 2008. The Company’s Level 3 investments consist of available-for-sale investment grade auction rate securities (see Note 4 — Long-Term Investments) with temporary changes in fair values included in other comprehensive income.

(in thousands)	Auction Rate Securities
Balance at July 1, 2008	$3,104
Unrealized loss included in accumulated other comprehensive income	(185)

Balance at September 30, 2008	$2,919

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
3. Inventory
Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1.4 million and $1.3 million at September 30, 2008 and June 30, 2008, respectively, is comprised of the following (in thousands):

	September 30,	June 30,
Inventory	2008	2008
Component parts	$2,941	$2,831
Work in process	239	227
Finished goods	5,327	5,227

Total	$8,507	$8,285

4. Long-Term Investments
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
At September 30, 2008, the Company holds available for sale long-term investments in investment grade auction rate securities. An auction is scheduled every 28 days to provide holders of these auction rate securities the opportunity to increase (buy), decrease (sell) or hold their investment. Auctions for the Company’s investments in auction rate securities have been unsuccessful since August 2007. The unsuccessful auctions have resulted in the interest rate on these securities resetting at a premium interest rate every 28 days. To date, the Company has received all interest payments on these investments when due. In the event the Company needs to access funds invested in these auction rate securities, the Company would not be able to liquidate these securities until a future auction of these securities is successful or a buyer is found outside of the auction process.
Blue Water Trust I (“Blue Water”) is a Money Market Committed Preferred Custodial Trust Security (“CPS Security”) that invests in investment grade commercial paper and which has entered into a Put Agreement with RAM Reinsurance Company Ltd. (“Ram Re”), a wholly owned subsidiary of RAM Holdings Ltd., principally engaged in underwriting financial guaranty insurance. In the event Ram Re exercises its put option, Blue Water is required to purchase perpetual non-cumulative redeemable preference shares of Ram Re. During the quarter ended September 30, 2008, the Company recorded a temporary non-cash decline of $185,000 in the market value of this investment.
During the quarter ended September 30, 2008, there was no change in the market value of the Company’s two other investments. These other two investments are custodial receipts for separate series of Floating Rate Cumulative Preferred Securities issued by Primus Financial Products, LLC, an indirect subsidiary of Primus Guaranty, Ltd., principally engaged in selling credit swaps against credit obligations of corporate and sovereign issuers. The Company evaluates these investments at each balance sheet date. There is risk that evaluations based on factors existing at future balance sheet dates could require the recording of additional temporary declines in Other Comprehensive Income on the Balance Sheet or could ultimately result in a determination that there is a decline in value that is other than temporary and a loss would be recognized in the income statement at that time. The following table summarizes the Company’s long-term investments (in thousands):

Long-Term Investments	September 30, 2008	June 30, 2008
Cost	$6,300	$6,300
Unrealized (Losses)	(3,381)	(3,196)

Estimated Fair Value	$2,919	$3,104

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
At September 30, 2008, the Company had no forward exchange contracts outstanding. During the quarter ended September 30, 2008, the Company recognized a loss of approximately $19,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts that matured on July 1, 2008. The objective of the hedge transactions was to protect designated portions of the Company’s net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, the forward contracts were effective. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income.
At September 30, 2007, the Company had approximately $6.9 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.38 Euros to the United States Dollar. The Company recognized a loss of $236,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the quarter ended September 30, 2007.
6. Comprehensive Income
Comprehensive income is defined as the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income, net of tax, for the applicable periods is as follows (in thousands):

Three Months Ended September 30,	2008	2007
Net Income (Loss)	$(32)	$447
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(1,602)	912
Temporary impairment on investment	(185)	—
Forward contracts	(19)	(236)

Total Comprehensive Income	$(1,838)	$1,123

7. Credit Facilities
The Company had no debt outstanding at September 30, 2008.
The Company has a $6.0 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2010. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Eurodollar-based Advance or as a Prime-based Advance if the Eurodollar-based Advance is not available. Interest on Eurodollar-based Advances is calculated currently at 1.88% above the Eurodollar Rate offered at the time and for the period chosen and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for

Advances except during any period of time during which the Eurodollar-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily currently at the greater of 1/4% above prime rate or 1% above the Federal Funds Rate. Quarterly, the Company pays a commitment fee of .075% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.6 million as of September 30, 2008 and to have no advances outstanding for 30 consecutive days each calendar year.
At September 30, 2008, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to $722,000 at September 30, 2008). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2008, GmbH had no borrowings outstanding. At September 30, 2008, the facility supported outstanding letters of credit totaling 79,135 Euros (equivalent to approximately $114,000).
8. Accrued Compensation
Included in accrued compensation are certain costs related to the January 21, 2008 Employment and Amended and Restated Severance Agreement (the “Employment Agreement”) entered into between the Company and Alfred A. Pease, former President and Chief Executive Officer in connection with his retirement . Pursuant to the Employment Agreement, Mr. Pease will receive his base salary through June 30, 2009, supplemental compensation based upon the number of days that he provides services to the Company following his retirement, health benefits until he becomes eligible for Medicare coverage and welfare benefits and certain other benefits during the salary continuation period. Mr. Pease currently maintains an advisory role to the Company. During the third quarter of fiscal 2008, the Company accrued an expense of approximately $600,000, representing certain of the amounts due to Mr. Pease pursuant to the Employment Agreement. As of September 30, 2008, $347,000 of this accrual remains in accrued compensation on the balance sheet. In addition, the Company has accrued as of September 30, 2008, $223,125 due Mr. Pease relating to supplemental compensation for services rendered in accordance with the Employment Agreement.
9. Stock-Based Compensation
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
The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $230,000 and $168,000 in the three months ended September 30, 2008 and 2007, respectively. This had the effect of decreasing net income by $165,000, or $0.02 per diluted share, and $137,000, or $0.02 per diluted share, for the three months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1.4 million. The Company expects to recognize this cost over a weighted average vesting period of 2.55 years.
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
The estimated fair value as of the date options were granted during the periods presented, using the Black Scholes option-pricing model, was as follows:

	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007
Weighted average estimated fair value per share of options granted during the period	$3.01	$4.03
Assumptions:
Amortized dividend yield	—	—
Common stock price volatility	35.24%	30.77%
Risk free rate of return	3.38%	4.88%
Expected option term (in years)	5	5
The Company received $49,000 in cash from option exercises under all share-based payment arrangements for the three months ended September 30, 2008.

10. Earnings Per Share
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
Options to purchase 588,000 and 390,000 shares of common stock outstanding in the three months ended September 30, 2008 and 2007, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.
11. Income Taxes
The Company had long-term tax contingencies of $765,000 as of September 30, 2008 and June 30, 2008.
12. Commitments and Contingencies
Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $6.4 million using a September 30, 2008 exchange rate. GDS and Carbotech filed and subsequently emerged from bankruptcy protection in Canada. The Company intends to vigorously defend GDS’ claims.
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

13. New Accounting Pronouncements
On July 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 2 – Financial Instruments.
In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for the Company to July 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on its financial statements.
14. Segment and Geographic Information
The Company’s business is organized into two operating segments, Automated Systems and Technology Products. The Company’s reportable segments are strategic business units that have separate management teams focused on different marketing strategies. The Automated Systems segment primarily sells its products to automotive companies directly or through manufacturing line builders, system integrators or original equipment manufacturers (“OEMs”). The Company’s Automated Systems products are primarily custom-designed systems typically purchased for installation in connection with new model retooling programs. The Automated Systems segment includes value added services that are primarily related to Automated Systems products. The Technology Products segment sells its product to a variety of markets through OEMs, system integrators, value-added resellers and distributors. The Company’s Technology Products target the digitizing, reverse engineering and inspection markets and include products that are sold as whole components ready for use.
The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance based on operating income, excluding unusual items.
Company-wide costs are allocated between segments based on revenues and/or labor as deemed appropriate.

Reportable Segments ($000)	Automated Systems	Technology Products	Consolidated
Three months ended September 30, 2008
Net sales	$8,518	$10,747	$19,265
Operating income (loss)	(1,772)	1,790	18
Assets	38,705	34,027	72,732
Accumulated depreciation and amortization	10,165	3,433	13,598

Three months ended September 30, 2007
Net sales	$8,114	$9,552	$17,666
Operating income (loss)	(905)	1,408	503
Assets	38,198	30,069	68,267
Accumulated depreciation and amortization	8,694	3,726	12,420

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT
We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2009 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released and from our plans to make important new investments, largely for personnel, for newly introduced products and geographic growth opportunities in the U.S., Europe, Eastern Europe, Asia, the timing of the introduction of new products and our ability to fund our fiscal year 2009 and future cash flow requirements. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” in this report and in the Company’s Annual Report on Form 10-K for fiscal year 2008. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s Automated Systems segment products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s Automated Systems segment products have shorter lead times than other components and are required later in the process, orders for the Company’s Automated Systems segment products tend to be given later in the integration process. The Company’s Technology Products segment products are subject to the timing of firm orders from its customers, which may change on a monthly basis. In addition, because the Company’s Technology Products segment products require short lead times from firm order to delivery, the Company purchases long lead time components before firm orders are in hand. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products and expand into new geographic markets. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.

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
New vehicle tooling programs represent the most important selling opportunity for the Company’s automotive related sales. The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans and is also influenced by the state of the economy. Although the Company expects the turbulent economic conditions in the North American and European automotive markets to continue in fiscal year 2009, the Company believes there are opportunities as the automobile manufacturers transition to production of new models that are more fuel efficient. The Company also plans to expand into India and add additional resources in Asia during fiscal 2009 to take advantage of sales growth opportunities in these markets. The Company has seen a trend toward more robot-based Automated Systems that have lower hardware content and increased labor content. Also, due to plant closings and faster turnaround of new models, the Company has experienced an increase in Automated Systems orders to refurbish and reconfigure the customer’s existing equipment.
The Company expects sales from its Technology Products segment, in large part due to anticipated growth in commercial products, to become a greater percentage of overall revenue in fiscal 2009. During the first quarter of fiscal 2009, the Company had sales of commercial products sold by Snap-on under the BK5500 name and a new commercial product sold by Ridge Tool Company which is an upgraded version of the SeeSnake® micro™ that features a 9.5 millimeter imager head. In the second quarter of fiscal 2009, the Company began shipping another new product that is sold by Ridge Tool Company under the name, microEXPLORER™ Digital Inspection Camera. This product utilizes significantly more advanced and sophisticated technology than the SeeSnake® micro™.
The Company’s financial base remains strong with no debt and approximately $24.0 million of cash at September 30, 2008 available to support its growth plans. Near-term the Company will continue to focus on the successful production and release of its expanded line of electronic inspection products and its growth strategy in new geographic markets, principally in Asia.
RESULTS OF OPERATIONS
Overview – For the first quarter of fiscal 2009, the Company reported a net loss of $32,000, or $0.00 per diluted share, compared to net income of $447,000 or $0.05 per diluted share, for the first quarter of fiscal 2008. Specific line item results are described below.
Sales – Sales increased 9% or $1.6 million to $19.3 million in the first quarter of fiscal 2009 compared to net sales of $17.7 million in the same period one year ago. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

	First		First
Sales (by segment)	Quarter		Quarter
(in millions)	2009		2008		Increase/(Decrease)
Automated Systems	$8.5	44.0%	$8.1	45.8%	$0.4	4.9%
Technology Products	10.8	56.0%	9.6	54.2%	1.2	12.5%

Totals	$19.3	100.0%	$17.7	100.0%	$1.6	9.0%

	First		First
Sales (by location)	Quarter		Quarter
(in millions)	2009		2008		Increase/(Decrease)
Americas	$13.5	69.9%	$13.0	73.4%	$0.5	3.8%
Europe	5.0	25.9%	4.0	22.6%	1.0	25.0%
Asia	0.8	4.2%	0.7	4.0%	0.1	14.3%

Totals	$19.3	100.0%	$17.7	100.0%	$1.6	9.0%

Sales of the Company’s Technology Products increased $1.2 million, primarily due to increased sales of the Company’s commercial products line that were mitigated by lower non-contact wheel alignment sales. The increase in Technology Products primarily resulted from sales of the new commercial product sold by Snap-on under the BK5500 name. Automated Systems sales were up $400,000 primarily due to increased sales in Europe and Asia which offset lower sales in the Americas. Spending by North American automotive companies decreased in the quarter due to the current economic conditions. Sales in the Americas were up due to higher sales of Technology Products, primarily in the commercial products line which offset lower Automated Systems sales of approximately $800,000. Increased sales in Europe were primarily from Automated Systems sales with Technology Products contributing to the increase at a lesser degree. Increased Automated System sales in Asia offset lower Technology Product sales.
Bookings – Bookings represent new orders received from customers. The Company had new order bookings during the quarter of $20.4 million compared with new order bookings of $17.5 million for the quarter ended September 30, 2007. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

	First		First
Bookings (by segment)	Quarter		Quarter
(in millions)	2009		2008		Increase/(Decrease)
Automated Systems	$9.9	48.5%	$11.8	67.4%	$(1.9)	(16.1)%
Technology Products	10.5	51.5%	5.7	32.6%	4.8	84.2%

Totals	$20.4	100.0%	$17.5	100.0%	$2.9	16.6%

	First		First
Bookings (by location)	Quarter		Quarter
(in millions)	2009		2008		Increase/(Decrease)
Americas	$12.0	58.8%	$9.8	56.0%	$2.2	22.4%
Europe	7.8	38.2%	6.4	36.6%	1.4	21.9%
Asia	0.6	3.0%	1.3	7.4%	(0.7)	(53.8)%

Totals	$20.4	100.0%	$17.5	100.0%	$2.9	16.6%

The Company’s level of new orders, particularly as they relate to the Automated Systems segment, fluctuates from quarter to quarter. Automated Systems bookings decreased $1.9 million primarily as a result of lower bookings in the Americas and to a lesser extent, lower bookings in Asia, which were mitigated by increased bookings in Europe. Spending by North American automotive companies has decreased due to current economic conditions. Technology Products bookings increased $4.8 million primarily as a result of orders received for the Company’s commercial products line. This was also the primary cause of the increase in bookings in the Americas. The decrease in Asia bookings was primarily related to Automated Systems and to a lesser extent lower Technology Products bookings.
Backlog – Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $26.5 million as of September 30, 2008 compared to $22.8 million as of September 30, 2007. The following tables set forth comparison data for the Company’s backlog by segment and geographic location.

	First		First
Backlog (by segment)	Quarter		Quarter
(in millions)	2009		2008		Increase/(Decrease)
Automated Systems	$18.7	70.6%	$16.8	73.7%	$1.9	11.3%
Technology Products	7.8	29.4%	6.0	26.3%	1.8	30.0%

Totals	$26.5	100.0%	$22.8	100.0%	$3.7	16.2%

	First		First
Backlog (by location)	Quarter		Quarter
(in millions)	2009		2008		Increase/(Decrease)
Americas	$13.4	50.4%	$13.2	57.9%	$0.2	1.5%
Europe	11.5	43.2%	8.7	38.2%	2.8	32.2%
Asia	1.6	6.4%	0.9	3.9%	0.7	77.8%

Totals	$26.5	100.0%	$22.8	100.0%	$3.7	16.2%

The Company’s backlog on September 30, 2008 is the second highest quarter ending backlog in the past 10 quarters. The increase in Automated Systems backlog was principally due to higher new systems and system upgrade orders. The increase in Technology Products backlog was due to commercial products partially offset by a decrease in the non-contact wheel alignment product. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer.
Gross Profit – Gross profit was $6.8 million, or 35.3% of sales, in the first quarter of fiscal year 2009, as compared to $6.9 million, or 39.1% of sales, in the first quarter of fiscal year 2008. The gross profit margin percentage decrease of 3.8 percentage points was in part due to under absorbed fixed overhead in Asia. As previously disclosed, the Company invested in personnel to expand into new geographical areas and markets. The first quarter of fiscal 2009 did not reflect the higher revenue that is expected in Asia for the full 2009 fiscal year. Also contributing to the margin decrease in the current quarter was a large project that had a sizable third party outsourcing content which resulted in a lower overall margin on the project than is typical for the Company. This project represented a complete solution for the Company’s customer and expanded the scope of the deliverables normally provided by Perceptron.
Selling, General and Administrative (SG&A) Expenses – SG&A expenses were $4.5 million in the quarter ended September 30, 2008 compared to $4.2 million in the first quarter a year ago. The $267,000 increase in SG&A expenses in fiscal 2009 was primarily due to a $111,000 change in bad debt expense in Europe. Bad debt expense in the first quarter of fiscal 2009 was $44,000 compared to a credit of $67,000 in the fiscal 2008 quarter. The balance of the increase totaling $156,000 was primarily related to higher personnel related costs mainly in Europe. The effect of the stronger Euro in the fiscal year 2009 quarter compared to fiscal 2008 contributed to the higher costs in Europe.
Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $2.3 million in the quarter ended September 30, 2008 compared to $2.2 million in the first quarter a year ago. The increase was primarily due to higher expenses to support new product development in the Company’s commercial products line of approximately $200,000 offset partially by lower expenses for engineering materials of approximately $90,000 related to Automated Systems products.
Interest Income, net – Net interest income was $233,000 in the first quarter of fiscal 2009 compared with net interest income of $215,000 in the first quarter of fiscal 2008. The increase was primarily due to higher average cash and investment balances in the first quarter of fiscal 2009 with lower interest rates compared to the first quarter of fiscal 2008 that had lower average cash and investment balances and higher interest rates.
Foreign Currency – There was a net foreign currency loss of $64,000 in the first quarter of fiscal 2009 compared with net foreign currency income of $131,000 in the first quarter of fiscal 2008. The difference relates primarily to foreign currency changes in the Yen and to a lesser extent, foreign currency changes in the Brazilian Real within the respective quarters.
Income Taxes – The effective tax rate for the first quarter of fiscal 2009 was 116.7% compared to 47.4% in the first quarter of fiscal 2008 and primarily reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their countries’ respective tax rates. The low pretax income on a combined basis distorted the effective tax rate for the fiscal 2009 quarter. The effective tax rate in the United States was 36.0% and 36.7% on pretax income in the fiscal 2009 and 2008 quarters, respectively. The foreign subsidiaries combined effective tax rate was 17.9% and 21.6% on a combined pretax loss in the fiscal 2009 and 2008 quarters, respectively.
Outlook – Despite the current business conditions, the Company still expects double digit revenue growth in fiscal year 2009 along with a better percentage of growth in operating income principally from growth in Technology Products and Asia.
The Company still believes Asia will show very good growth despite having a fairly flat first quarter. The Company anticipates that the Euro may be weaker against the dollar in the second through fourth quarters compared to last year and could have a dampening effect on European sales in U.S. dollars. The Company continues to anticipate lower Automated Systems sales in North America than in fiscal 2008.
While the Company expects disruptions in the United States financial markets to continue to negatively impact the automotive industry, Perceptron believes it is well positioned with no debt and $24.0 million of cash to continue to execute on its long-term business strategy involving the further expansion of sales of its Automated Systems products in Asia and its line of commercial products.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash and cash equivalents were $24.0 million at September 30, 2008, compared to $22.2 million at June 30, 2008. The cash increase of $1.8 million for the quarter ended September 30, 2008 resulted primarily from $2.9 million of cash generated from operations, which was offset by $187,000 used for capital expenditures and the negative effect of exchange rate changes of $870,000.
The $2.9 million in cash provided from operations was primarily generated from changes in net working capital of $2.0 million. Net working capital is defined as changes in assets and liabilities, exclusive of changes shown separately on the Consolidated Statements of Cash Flow. The net working capital change resulted primarily from reductions of receivables of $2.6 million and a favorable change of $1.4 million in accounts payable that were offset by an unfavorable change in other current assets and liabilities of $1.4 million and an increase in inventory of $546,000. The $2.5 million reduction in receivables primarily related to cash collections during the quarter exceeding new sales in the quarter. The increase in accounts payable relates to the timing of payments. The change in other current assets and liabilities represents lower accrued liabilities related to customer deposits and the effect of the lower Euro exchange rate compared to June 30, 2008.
The Company provides a reserve for obsolescence to recognize the effects of engineering changes and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the first quarter of fiscal 2009, the Company increased the reserve for obsolescence by $170,000 and disposals netted with the foreign currency translation effect of the Euro decreased the reserve $118,000.
The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company increased its allowance for doubtful accounts by $44,000 and wrote off $26,000 of receivables during the first quarter of fiscal 2009.
The Company had no debt outstanding at September 30, 2008. The Company has a $6.0 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2010. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Eurodollar-based Advance or as a Prime-based Advance if the Eurodollar-based Advance is not available. Interest on Eurodollar-based Advances is calculated currently at 1.88% above the Eurodollar Rate offered at the time and for the period chosen and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during any period of time during which the Eurodollar-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily currently at the greater of 1/4% above prime rate or 1% above the Federal Funds Rate. Quarterly, the Company pays a commitment fee of .075% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.6 million as of September 30, 2008 and to have no advances outstanding for 30 consecutive days each calendar year.
At September 30, 2008, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to $722,000 at September 30, 2008). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2008, GmbH had no borrowings outstanding. At September 30, 2008, the facility supported outstanding letters of credit totaling 79,135 Euros (equivalent to approximately $114,000).
See Note 12 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q, Item 3, “Legal Proceedings” and Note 6 to the Consolidated

Financial Statements, “Contingencies”, of the Company’s Annual Report on Form 10-K for fiscal year 2008, for a discussion of certain contingencies relating to the Company’s liquidity, financial position and results of operations. See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies — Litigation and Other Contingencies” of the Company’s Annual Report on Form 10-K for fiscal year 2008.
At September 30, 2008, the Company holds available for sale long-term investments in investment grade auction rate securities. An auction is scheduled every 28 days to provide holders of these auction rate securities the opportunity to increase (buy), decrease (sell) or hold their investment.  Auctions for the Company’s investments in auction rate securities have been unsuccessful since August 2007.  The unsuccessful auctions have resulted in the interest rate on these securities resetting at a premium interest rate every 28 days.  To date, the Company has received all interest payments on these investments when due.  In the event the Company needs to access funds invested in these auction rate securities, the Company would not be able to liquidate these securities until a future auction of these securities is successful or a buyer is found outside of the auction process.
Blue Water Trust I (“Blue Water”) is a Money Market Committed Preferred Custodial Trust Security (“CPS Security”) that invests in investment grade commercial paper and which has entered into a Put Agreement with RAM Reinsurance Company Ltd. (“Ram Re”), a wholly owned subsidiary of RAM Holdings Ltd., principally engaged in underwriting financial guaranty insurance.  In the event Ram Re exercises its put option, Blue Water is required to purchase perpetual non-cumulative redeemable preference shares of Ram Re.  During the quarter ended September 30, 2008, the Company recorded a temporary non-cash decline of $185,000 in the market value of this investment.
During the quarter ended September 30, 2008, there was no change in the market value of the Company’s two other investments. These other two investments are custodial receipts for separate series of Floating Rate Cumulative Preferred Securities issued by Primus Financial Products, LLC, an indirect subsidiary of Primus Guaranty, Ltd., principally engaged in selling credit swaps against credit obligations of corporate and sovereign issuers.  The Company evaluates these investments at each balance sheet date.  There is risk that evaluations based on factors existing at future balance sheet dates could require the recording of additional temporary declines in Other Comprehensive Income on the Balance Sheet or could ultimately result in a determination that there is a decline in value that is other than temporary and a loss would be recognized in the income statement at that time.
Based on the Company’s current business plan, cash and cash equivalents of $24.0 million at September 30, 2008 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity on these investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2009 cash flow requirements.
The Company expects to spend approximately $2.0 million during fiscal year 2009 for capital equipment, although there is no binding commitment to do so. Based on the Company’s current business plan, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2009 cash flow requirements, except to the extent that the Company implements new business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

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
CRITICAL ACCOUNTING POLICIES
A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for fiscal year 2008.
MARKET RISK INFORMATION
The Company’s primary market risk is related to foreign exchange rates. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the United States. The Company may from time to time have interest rate risk in connection with its investment of its cash.
Foreign Currency Risk
The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in the non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At September 30, 2008, the Company’s percentage of sales commitments in non-United States currencies was approximately 48.3% or $12.8 million, compared to 39.0% or $8.9 million at September 30, 2007.
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
At September 30, 2008, the Company had no forward exchange contracts outstanding. During the quarter ended September 30, 2008, the Company recognized a loss of approximately $19,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts that matured on July 1, 2008. The objective of the hedge transactions was to protect designated portions of the Company’s net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, the forward contracts were effective. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income.
At September 30, 2007, the Company had approximately $6.9 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.38 Euros to the United States Dollar. The Company recognized a loss of $236,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the quarter ended September 30, 2007.
The Company’s potential loss in earnings that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the three months ended September 30, 2008 and 2007 would have been approximately $70,000 and $40,000, respectively.
Interest Rate Risk
The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less. The Company’s long-term investments at September 30, 2008 consisted of investment grade auction rate securities for which the yields are reset every 28 days. Given the 28 day cycles in which the yield on these investments is reset, at September 30, 2008, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company’s cash and cash equivalents and long-term investments. As a result, the Company does not currently hedge these interest rate exposures.
Uncertainties in Credit Markets
The Company’s long-term investments are also subject to risk due to a decline in value of the investment. At September 30, 2008, the Company holds available for sale long-term investments in investment grade auction rate securities.  An auction is scheduled every 28 days to provide holders of these auction rate securities the opportunity to increase (buy), decrease (sell) or hold their investment.  Auctions for the Company’s investments in auction rate securities have been unsuccessful since August 2007.  The unsuccessful auctions have resulted in the interest rate on these securities resetting at a premium interest rate every 28 days.  To date, the Company has received all interest payments on these investments when due.  In the event the Company needs to access funds invested in these auction rate securities, the Company would not be able to liquidate these securities until a future auction of these securities is successful or a buyer is found outside of the auction process.
Blue Water Trust I (“Blue Water”) is a Money Market Committed Preferred Custodial Trust Security (“CPS Security”) that invests in investment grade commercial paper and which has entered into a Put Agreement with RAM Reinsurance Company Ltd. (“Ram Re”), a wholly owned subsidiary of RAM Holdings Ltd., principally engaged in underwriting financial guaranty insurance.  In the event Ram Re exercises its put option, Blue Water is required to purchase perpetual non-cumulative redeemable preference shares of Ram Re.  During the quarter ended September 30, 2008, the Company recorded a temporary non-cash decline of $185,000 in the market value of this investment.
During the quarter ended September 30, 2008, there was no change in the market value of the Company’s two other investments. These other two investments are custodial receipts for separate series of Floating Rate Cumulative Preferred Securities issued by Primus Financial Products, LLC, an indirect subsidiary of Primus Guaranty, Ltd., principally engaged in selling credit swaps against credit obligations of corporate and sovereign issuers.  The Company evaluates these investments at each balance sheet date.  There is risk that evaluations based on factors existing at future balance sheet dates could require the recording of additional temporary declines in Other Comprehensive Income on the Balance Sheet or could ultimately result in a determination that there is a decline in value that is other than temporary and a loss would be recognized in the income statement at that time. See Item 1A, “Risk Factors” and Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Long-term Investments” of the Company’s 2008 Annual Report on Form 10K.
Based on the Company’s current business plan, cash and cash equivalents of $24.0 million at September 30, 2008 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity on these investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2009 cash flow requirements.
New Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 13 to the Consolidated Financial Statements, “New Accounting Pronouncements”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required pursuant to this item is incorporated by reference herein from Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Information”.
ITEM 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 (b) of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Except for the addition of the risk factors set forth below, there have been no material changes made to the risk factors listed in “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2008.
Current levels of market volatility are unprecedented
The capital and credit markets have been experiencing extreme volatility and disruption over the past few months. In recent weeks, the volatility and disruption have reached unprecedented levels, which has exerted downward pressures on stock prices, including the market price of our Common Stock. Although there have been many widely reported government responses to these disruptions, there can be no assurances that they will be effective in restoring stock prices in general or the market price of our Common Stock.
Disruptions in the financial markets are adversely impacting consumer spending patterns in the automotive industry and the ability of certain of our customers to finance their business operations, which could negatively affect our business.
Disruptions in the financial markets are adversely affecting the U.S. and world economy, further negatively impacting consumer spending patterns in the automotive industry. In addition, as our customers respond to rapidly changing consumer preferences, they may require access to additional capital. If that capital is not available or its cost is prohibitively high, their business would be negatively impacted which could result in further restructuring or even reorganization under bankruptcy laws. Any such negative impact, in turn, could negatively affect our business through loss of sales to any of our customers so affected.
ITEM 6. EXHIBITS
10.44	Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 10, 2008.

10.45	First Amendment to the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on October 10, 2008.

10.46	Tenth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 31, 2008.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc. (Registrant)
Date: November 7, 2008	By:	/S/ Harry T. Rittenour
Harry T. Rittenour
President and Chief Executive Officer

Date: November 7, 2008	By:	/S/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2008	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Controller and Chief Accounting Officer (Principal Accounting Officer)