Form 10-Q
period 2008-12-31
PERCEPTRON INC/MI
filed 2009-02-09
CIK 887226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2008.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of February 3, 2009, was:

Common Stock, $0.01 par value	8,869,834

Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended December 31, 2008

Page
Number
COVER	1

INDEX	2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION
Item 1A. Risk Factors	28
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 6. Exhibits	29

SIGNATURES	30
EX-31.1
EX-31.2
EX-32

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
(In Thousands, Except Per Share Amount)	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$23,273	$22,157
Receivables:
Billed receivables, net of allowance for doubtful accounts of $200 and $228, respectively	18,236	16,948
Unbilled receivables	3,361	5,044
Other receivables	320	398
Inventories, net of reserves of $1,121 and $1,034, respectively	8,491	8,285
Deferred taxes	2,655	2,655
Other current assets	2,945	4,315

Total current assets	59,281	59,802
Property and Equipment
Building and land	6,013	6,013
Machinery and equipment	13,768	13,581
Furniture and fixtures	1,077	1,074

	20,858	20,668
Less — Accumulated depreciation and amortization	(13,935)	(13,407)

Net property and equipment	6,923	7,261
Long-Term Investments	2,919	3,104
Deferred Tax Asset	4,327	5,026

Total Assets	$73,450	$75,193

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$5,162	$2,257
Accrued liabilities and expenses	3,061	4,867
Accrued compensation	1,205	1,785
Income taxes payable	38	1,066
Deferred revenue	4,087	4,594

Total current liabilities	13,553	14,569

Long-term Liabilities
Accrued taxes	765	765

Total liabilities	14,318	15,334

Shareholders’ Equity
Preferred stock — no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,853 and 8,844, respectively	89	88
Accumulated other comprehensive income	59	2,232
Additional paid-in capital	40,421	40,035
Retained earnings	18,563	17,504

Total shareholders’ equity	59,132	59,859

Total Liabilities and Shareholders’ Equity	$73,450	$75,193

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands, Except Per Share Amounts)	2008	2007	2008	2007
Net Sales	$19,851	$19,117	$39,116	$36,783

Cost of Sales	12,214	10,436	24,677	21,188

Gross Profit	7,637	8,681	14,439	15,595

Operating Expenses
Selling, general and administrative	4,477	4,449	8,960	8,665
Engineering, research and development	2,008	2,202	4,309	4,397

Total operating expenses	6,485	6,651	13,269	13,062

Operating Income	1,152	2,030	1,170	2,533

Other Income and (Expenses)
Interest income, net	241	329	474	544
Foreign currency gain	282	50	218	181
Impairment on long-term investment	—	(2,614)	—	(2,614)
Other	3	5	5	6

Total other income (expenses)	526	(2,230)	697	(1,883)

Income (Loss) Before Income Taxes	1,678	(200)	1,867	650

Income Tax Expense (Benefit)	587	(12)	808	391

Net Income (Loss)	$1,091	$(188)	$1,059	$259

Earnings (Loss) Per Common Share
Basic	$0.12	($0.02)	$0.12	$0.03
Diluted	$0.12	($0.02)	$0.12	$0.03

Weighted Average Common Shares Outstanding
Basic	8,851	8,405	8,849	8,305
Dilutive effect of stock options	91	—	134	607

Diluted	8,942	8,405	8,983	8,912

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended
	December 31,
(In Thousands)	2008	2007
Cash Flows from Operating Activities
Net income	$1,059	$259
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Depreciation and amortization	764	649
Stock compensation expense	333	323
Deferred income taxes	718	(201)
Impairment on long-term investments	—	2,614
Disposal of Assets	(52)	24
Allowance for doubtful accounts	(9)	(325)
Changes in assets and liabilities, exclusive of changes shown separately	(421)	1,662

Net cash provided from operating activities	2,392	5,005

Cash Flows from Financing Activities
Revolving credit borrowings	—	10
Revolving credit repayments	—	(10)
Proceeds from stock plans	53	1,434

Net cash provided from financing activities	53	1,434

Cash Flows from Investing Activities
Capital expenditures	(462)	(543)

Net cash used for investing activities	(462)	(543)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(867)	637

Net Increase in Cash and Cash Equivalents	1,116	6,533
Cash and Cash Equivalents, July 1	22,157	10,878

Cash and Cash Equivalents, December 31	$23,273	$17,411

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Receivables, net	$(814)	$3,497
Inventories	(592)	(497)
Accounts payable	2,914	(839)
Other current assets and liabilities	(1,929)	(499)

	$(421)	$1,662

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying consolidated financial statements should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented, including certain reclassifications between selling, general and administrative and cost of sales to conform to the current presentation. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
2. Financial Instruments
Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Financial instruments held by the Company at December 31, 2008 include investments classified as held for sale and money market funds.
SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). These two types of inputs create the following fair value hierarchy:
•	Level 1 — Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable and reflect management’s estimates and assumptions.
SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.
The following table presents the Company’s investments at December 31, 2008 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of SFAS No. 157.

(in thousands)

Description	December 31, 2008	Level 1	Level 2	Level 3

Cash Equivalents	$12,919	$12,919	—	—
Long Term Investments	$2,919	—	—	$2,919

The fair value of the Company’s money market fund investments was determined based on quoted prices in active markets for identical assets.
Through August 31, 2008, the Company valued its long-term investments based on fair values provided by the Company’s broker, Lehman Brothers. In September 2008, Barclays Capital replaced Lehman Brothers as the Company’s broker but did not provide the Company with the fair values of these investments. Due to this and recent events in the United States credit markets, the Company did not have readily available market-based observable inputs to determine fair value at December 31, 2008. As a result, the Company used internally developed discounted cashflow valuation models and judgment to determine fair value as of December 31, 2008.
The following table presents the changes in the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the three month period ended December 31, 2008. The Company’s Level 3 investments consist of available-for-sale auction rate securities (see Note 4 — Long-Term Investments) with temporary changes in fair values included in other comprehensive income.

(in thousands)	Auction Rate Securities
Balance at September 30, 2008	$2,919
Unrealized loss included in accumulated other comprehensive income	—

Balance at December 31, 2008	$2,919

(in thousands)	Auction Rate Securities
Balance at June 30, 2008	$3,104
Unrealized loss included in accumulated other comprehensive income	(185)

Balance at December 31, 2008	$2,919

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
3. Inventory
Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1.1 million and $1.3 million at December 31, 2008 and June 30, 2008, respectively, is comprised of the following (in thousands):

	December 31,	June 30,
Inventory	2008	2008
Component parts	$2,842	$2,831
Work in process	209	227
Finished goods	5,440	5,227

Total	$8,491	$8,285

4. Long-Term Investments
The Company accounts for its investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SEC topics and guidance. Investments with a maturity of three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. Each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment which involves significant judgment. In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the income statement. If market, industry, and/or investee conditions deteriorate, future impairments may be incurred.
At December 31, 2008, the Company holds available for sale long-term investments in auction rate securities. An auction is scheduled every 28 days to provide holders of these auction rate securities the opportunity to increase (buy), decrease (sell) or hold their investment. Auctions for the Company’s investments in auction rate securities have been unsuccessful since August 2007. The unsuccessful auctions have resulted in the interest rate on these securities resetting at a maximum contractual interest rate every 28 days. To date, the Company has received all interest payments on these investments when due. In the event the Company needs to access funds invested in these auction rate securities, the Company would not be able to liquidate these securities until a future auction of these securities is successful or a buyer is found outside of the auction process.
Blue Water Trust I (“Blue Water”) is a Money Market Committed Preferred Custodial Trust Security (“CPS Security”) that invests in investment grade commercial paper and which has entered into a Put Agreement with RAM Reinsurance Company Ltd. (“Ram Re”), a wholly owned subsidiary of RAM Holdings Ltd., principally engaged in underwriting financial guaranty insurance. In the event Ram Re exercises its put option, Blue Water is required to purchase perpetual non-cumulative redeemable preference shares of Ram Re. During the quarter ended September 30, 2008, the Company recorded a temporary non-cash decline of $185,000 in the market value of this investment. During the quarter ended December 31, 2008, there was no observable change in the market value of this investment. See Note 15 of the Notes to the Consolidated Financial Statements, “Subsequent Events” for information on Ram Re’s February 4, 2009 announcement of its intent to exercise its put option.
During the quarter ended December 31, 2008, there was no observable change in the market value of the Company’s two other investments. These other two investments are custodial receipts for separate series of Floating Rate Cumulative Preferred Securities issued by Primus Financial Products, LLC, an indirect subsidiary of Primus Guaranty, Ltd., principally engaged in selling credit swaps against credit obligations of corporate and sovereign issuers.
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

	December 31,	June 30,
Long-Term Investments	2008	2008
Cost	$6,300	$6,300
Unrealized (Losses)	(3,381)	(3,196)

Estimated Fair Value	$2,919	$3,104

During the second quarter of fiscal 2008, based on fair values provided by the Company’s broker, the Company recorded a $2.6 million other-than-temporary decline in the market value of the Blue Water Trust I investment as Impairment of Long-Term Investment in the Consolidated Statements of Income.
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
At December 31, 2008, the Company had no forward exchange contracts outstanding. During the six months ended December 31, 2008, the Company recognized a loss of approximately $19,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts that matured on July 1, 2008. The objective of the hedge transactions was to protect designated portions of the Company’s net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, the forward contracts were effective. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income.
At December 31, 2007, the Company had approximately $7.3 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.45 Euros to the United States Dollar. The Company recognized a loss of approximately $106,000 and $342,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and six months ended December 31, 2007.

6. Comprehensive Income
Comprehensive income is defined as the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income, net of tax, for the applicable periods is as follows (in thousands):

Three Months Ended December 31,	2008	2007
Net Income (Loss)	$1,091	$(188)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(367)	544
Temporary impairment on investment	—	(106)
Forward contracts	—	(106)

Total Comprehensive Income	$724	$144

Six Months Ended December 31,	2008	2007
Net Income (Loss)	$1,059	$259
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(1,969)	1,456
Temporary impairment on investment	(185)	(106)
Forward contracts	(19)	(342)

Total Comprehensive Income (Loss)	$(1,114)	$1,267

7. Credit Facilities
The Company had no debt outstanding at December 31, 2008.
The Company has a $6.0 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2010. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Eurodollar-based Advance or as a Prime-based Advance if the Eurodollar-based Advance is not available. Interest on Eurodollar-based Advances is calculated currently at 1.88% above the Eurodollar Rate offered at the time and for the period chosen and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during any period of time during which the Eurodollar-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, currently at the greater of 1/4% above prime rate or 1% above the Federal Funds Rate. Quarterly, the Company pays a commitment fee of .075% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $42.2 million as of December 31, 2008 and to have no advances outstanding for 30 consecutive days each calendar year.
At December 31, 2008, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to $705,000 at December 31, 2008). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At December 31, 2008, GmbH had no borrowings outstanding. At December 31, 2008, the facility supported outstanding letters of credit totaling 79,135 Euros (equivalent to approximately $112,000).

8. Accrued Compensation
Included in accrued compensation are certain costs related to the January 21, 2008 Employment and Amended and Restated Severance Agreement (the “Employment Agreement”) entered into between the Company and Alfred A. Pease, former President and Chief Executive Officer in connection with his retirement. Pursuant to the Employment Agreement, Mr. Pease will receive his base salary through June 30, 2009, supplemental compensation based upon the number of days that he provides services to the Company following his retirement, health benefits until he becomes eligible for Medicare coverage and welfare benefits and certain other benefits during the salary continuation period. Mr. Pease currently maintains an advisory role to the Company. During the third quarter of fiscal 2008, the Company accrued an expense of approximately $600,000, representing certain of the amounts due to Mr. Pease pursuant to the Employment Agreement. As of December 31, 2008, $218,000 of this accrual remains in accrued compensation on the balance sheet. In addition, the Company paid Mr. Pease approximately $284,000 related to supplemental compensation for services rendered in calendar year 2008 and as a result there was no accrual for supplemental compensation to Mr. Pease as of December 31, 2008.
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
The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $103,000 and $333,000 in the three and six months ended December 31, 2008, respectively. This had the effect of decreasing net income by $55,000, or $0.01 per diluted share, and $220,000, or $0.02 per diluted share, for the three and six months ended December 31, 2008, respectively. The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $155,000 and $323,000 in the three and six months ended December 31, 2007, respectively. This had the effect of decreasing net income by $106,000, or $0.01 per diluted share, and $243,000, or $0.03 per diluted share, for the three and six months ended December 31, 2007, respectively. As of December 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1.2 million. The Company expects to recognize this cost over a weighted average vesting period of 2.40 years.
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
The estimated fair value as of the date options were granted during the periods presented, using the Black Scholes option-pricing model, was as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
Weighted Average Estimated Fair Value Per Share of Options Granted During the Period	$1.84	$5.03	$2.16	$4.06
Assumptions:
Amortized Dividend Yield	—	—	—	—
Common Stock Price Volatility	36.46%	32.16%	36.13%	30.8%
Risk Free Rate of Return	3.13%	4.25%	3.19%	4.86%
Expected Option Term (in years)	5	5	5	5
The Company received $4,000 and $53,000 in cash from option exercises under all share-based payment arrangements for the three and six months ended December 31, 2008.
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
Options to purchase 1,018,000 and 77,000 shares of common stock outstanding in the three months ended December 31, 2008 and 2007, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 962,000 and 118,000 shares of common stock outstanding in the six months ended December 31, 2008 and 2007, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

11. Income Taxes
The Company had long-term tax contingencies of $765,000 as of December 31, 2008 and June 30, 2008.
12. Commitments and Contingencies
Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $5.5 million using a December 31, 2008 exchange rate. GDS and Carbotech filed and subsequently emerged from bankruptcy protection in Canada. The Company intends to vigorously defend GDS’ claims.
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
13. New Accounting Pronouncements
On July 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157, “Fair Value Measurements” for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 2 — Financial Instruments.
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

On October 10, 2008, the FASB issued FASB Staff Position (FSB) 157-3, determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of SFAS No.157 for illiquid financial instruments. FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. The Company does not expect the adoption of FSP FAS 157-3 to have a material effect on its consolidated financial statements.
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

	Automated	Technology
Reportable Segments ($000)	Systems	Products	Consolidated

Three months ended December 31, 2008
Net sales	$9,156	$10,695	$19,851
Operating income (loss)	(134)	1,286	1,152
Assets	38,479	34,970	73,450
Accum. depreciation and amortization	10,097	3,838	13,935

Three months ended December 31, 2007
Net sales	$10,624	$8,493	$19,117
Operating income	860	1,170	2,030
Assets	38,867	29,553	68,420
Accum. depreciation and amortization	9,366	3,439	12,805

Six months ended December 31, 2008
Net sales	$17,676	$21,440	$39,116
Operating income (loss)	(1,910)	3,080	1,170
Assets	38,686	34,764	73,450
Accum. depreciation and amortization	10,230	3,705	13,935

Six months ended December 31, 2007
Net sales	$18,738	$18,045	$36,783
Operating income	25	2,508	2,533
Assets	37,838	30,582	68,420
Accum. depreciation and amortization	9,164	3,641	12,805

15. Subsequent Events
On February 2, 2009, the Company announced a significant cost reduction plan for its Automated Systems business. The cost reduction actions were taken in response to recent, negative trends in the automotive market and their effect on the Company’s business. The actions did not affect the commercial products portion of the Company’s business. Most of the cost reduction actions took place in North America with a smaller amount in Europe. The actions included reducing personnel, benefits, contract services and other related expenses that are expected to decrease annual costs by approximately $4.7 million in fiscal 2010 and are intended to result in operating income for the Company’s Automated Systems business in fiscal 2010. The Company expects to record a restructuring charge of approximately $1.0 million related to severance and other related costs in the third quarter of fiscal 2009.
On February 4, 2009, a Current Report on Form 8-K was filed by RAM Holdings Ltd. (“RAM”) announcing that RAM Reinsurance Company Ltd. (“RAM Re”), the operating subsidiary of RAM had exercised its put option under the terms of RAM Re’s Put Option Agreement, dated as of December 23, 2003, which was entered into in connection with RAM’s contingent capital facility with Blue Water Trust I. See Note 4 of the Notes to the Consolidated Financial Statements, “Long-Term Investments” for further detail on the Company’s investment in Blue Water Trust I. Pursuant to the exercise of the put option, RAM Re expects to issue 500.01 perpetual non-cumulative, redeemable Class B preference shares to Blue Water Trust I in return for approximately $50 million in cash. The Class B preference shares will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The filer indicates that RAM expects to close on the transaction on February 17, 2009. Following the closing of the transaction, the Company will evaluate its holding in Blue Water Trust I for possible other-than-temporary impairment as a result of the exercise of the put option.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT
We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2009 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released and from our plans to make important new investments, largely for personnel, for newly introduced products and geographic growth opportunities in the U.S., Europe, Eastern Europe, Asia, the timing of the introduction of new products, our ability to fund our fiscal year 2009 and future cash flow requirements and the amount of cost reductions from recently announced cost reduction actions. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A — Risk Factors” in this report and in the Company’s Annual Report on Form 10-K for fiscal year 2008 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s Automated Systems segment products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s Automated Systems segment products have shorter lead times than other components and are required later in the process, orders for the Company’s Automated Systems segment products tend to be given later in the integration process. The Company’s Technology Products segment products are subject to the timing of firm orders from its customers, which may change on a monthly basis. In addition, because the Company’s Technology Products segment products require short lead times from firm order to delivery, the Company purchases long lead time components before firm orders are in hand. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products and expand into new geographic markets. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.
OVERVIEW
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and markets non-contact metrology solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement and inspection applications. Perceptron’s product offerings are designed to improve quality, increase productivity and decrease costs in manufacturing and product development. Perceptron also produces innovative technology solutions for scanning and inspection, serving industrial, trade and consumer applications. The solutions offered by the Company are divided into two groups: 1) The Automated Systems Group made up of AutoGauge®, AutoFit®, AutoScan®, and AutoGuide® products and training, consulting and non-warranty support services; and 2) The Technology Products Group made up of ScanWorks®, Non-Contact Wheel Alignment (“WheelWorks®”), TriCam® sensors for the forest products industry, and commercial products. The Company services multiple markets and its primary operations are in North America, Europe and Asia.
The Company expects sales from its Technology Products segment, in large part due to anticipated growth in commercial products, to continue to become a greater percentage of overall revenue in fiscal 2009. The Company continued to see robust sales of its commercial product sold by Snap-on Tool Company under the BK5500 name. .During the second quarter of fiscal 2009, the Company began shipments of a new product sold by Ridge Tool Company under the name, microEXPLORER™ Digital Inspection Camera. This product utilizes significantly more advanced and sophisticated technology than the SeeSnake® micro™. The microEXPLORER™ has a self-leveling feature for a consistently upright picture, has zoom capabilities, is water proof, is able to save images and video to a SD Card, and can transfer files to a computer. In addition, during the second quarter, the Company began shipments to North America and Europe of the second generation of the new 9.5 millimeter and 17 millimeter imager head See Snake® micro™ sold by Ridge Tool.
New vehicle tooling programs represent the most important selling opportunity for the Company’s automotive related sales. The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans and is also influenced by the state of the economy. The Company has been seeing changes in new tooling programs, including reductions in scope and timing, which have resulted in some of the Company’s orders being cancelled or delayed. Although the Company expects the turbulent economic conditions in the automotive industry to continue in fiscal year 2009, the Company believes there are opportunities as the automobile manufacturers transition to production of new models that are more fuel efficient. The Company has continued its plans to open an office in India and has temporarily delayed adding additional resources in other parts of Asia while turbulence remains in the global automotive markets. The Company believes growth in Asia will recover earlier than in other areas and expects to be in position to take advantage of sales growth opportunities in these markets. The Company has seen a trend toward more robot-based Automated Systems that have lower hardware content and increased labor content. Also, due to plant closings and faster turnaround of new models, the Company has experienced an increase in Automated Systems orders to refurbish and reconfigure the customer’s existing equipment.
The Company’s financial base remains strong with no debt and approximately $23.3 million of cash at December 31, 2008 available to support its growth plans. Near-term the Company will continue to focus on the successful production and release of an expanded line of commercial electronic inspection products. In response to recent reductions in the level of new orders and the negative outlook for the automotive industry in the next twelve to eighteen months, the Company also undertook a significant cost reduction plan during the third quarter of fiscal 2009 that is expected to reduce costs by approximately $4.7 million in fiscal 2010. During the third quarter of fiscal 2009, the Company expects to record a charge of approximately $1.0 million related to severance and other related costs. The cost reductions occurred primarily in the Company’s North American Automated Systems business in response to the economic environment affecting the automotive market, with smaller reductions in Europe. In planning and implementing these cost reductions, the Company focused on maintaining sufficient resources to continue growth in its Technology Products segment and develop new, advanced technologies for its Automated Systems segment. The Company did not make any reductions in its personnel in Asia but did delay adding additional resources until growth resumes in this area.
RESULTS OF OPERATIONS
Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
Overview — For the second quarter of fiscal 2009, the Company reported net income of $1.1 million, or $0.12 per diluted share, compared to a net loss of $188,000 or $0.02 per diluted share, for the second quarter of fiscal 2008. Specific line item results are described below.
Sales — Net sales were $19.9 million for the second quarter of fiscal 2009 compared to net sales of $19.1 million for the same period one year ago. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

	Second		Second
Sales (by segment)	Quarter		Quarter
(in millions)	2009		2008		Increase/(Decrease)
Automated Systems	$9.2	46.2%	$10.6	55.5%	$(1.4)	(13.2)%
Technology Products	10.7	53.8%	8.5	44.5%	2.2	25.9%

Totals	$19.9	100.0%	$19.1	100.0%	$0.8	4.2%

	Second		Second
Sales (by location)	Quarter		Quarter
(in millions)	2009		2008		Increase/(Decrease)
Americas	$12.5	62.8%	$11.2	58.6%	$1.3	11.6%
Europe	5.9	29.7%	6.6	34.6%	(0.7)	(10.6)%
Asia	1.5	7.5%	1.3	6.8%	0.2	15.4%

Totals	$19.9	100.0%	$19.1	100.0%	$0.8	4.2%

The decrease in Automated Systems sales was primarily due to decreased sales in the Americas. Spending by North American automotive companies has decreased due to the current economic conditions. The Technology Product sales increase was primarily the result of higher sales of the Company’s commercial products that were mitigated by lower WheelWorks® and ScanWorks® sales, primarily sold to the automotive industry. The increase in sales of the Company’s commercial products was primarily due to products the Company began shipping this fiscal year, in particular the BK5500 sold to Snap-on and the micro EXPLORER™ Digital Inspection Camera sold to Ridge Tool. Increased sales of the Company’s commercial products were also the primary reason for the increase in sales in the Americas. European sales decreased primarily in the Technology Products segment and the weaker Euro this quarter compared to the second quarter of fiscal 2008 reduced sales by approximately $600,000. Asian sales increased primarily due to sales of the Company’s Automated Systems products.

Bookings — Bookings represent new orders received from customers. The Company had new order bookings during the quarter of $12.4 million compared with new order bookings of $17.6 million for the second quarter ended December 31, 2007. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

	Second		Second
Bookings (by segment)	Quarter		Quarter
(in millions)	2009		2008		Increase/(Decrease)
Automated Systems	$6.6	53.2%	$8.5	48.3%	$(1.9)	(22.4)%
Technology Products	5.8	46.8%	9.1	51.7%	(3.3)	(36.3)%

Totals	$12.4	100.0%	$17.6	100.0%	$(5.2)	(29.5)%

	Second		Second
Bookings (by location)	Quarter		Quarter
(in millions)	2009		2008		Increase/(Decrease)
Americas	$7.1	57.3%	$10.5	59.7%	$(3.4)	(32.4)%
Europe	4.8	38.7%	5.7	32.4%	(0.9)	(15.8)%
Asia	0.5	4.0%	1.4	7.9%	(0.9)	(64.3)%

Totals	$12.4	100.0%	$17.6	100.0%	$(5.2)	(29.5)%

The Company’s level of new orders fluctuates from quarter to quarter. Bookings in both segments declined in the second quarter of 2009 compared to 2008 due to current economic conditions. Additionally, the decrease in new order bookings for Technology Products was primarily due to orders for the Company’s commercial products which reflected the fact that the second quarter of fiscal 2008 had a high level of orders needed to fill the pipeline for large distribution customers. Decreased bookings of WheelWorks® and ScanWorks® also contributed to the decrease in Technology Products. The decrease in orders in commercial products for the quarter was the primary reason for the decrease in orders in the Americas. The decrease in Europe bookings was primarily from lower Automated Systems orders. The decrease in Asia bookings was primarily from Automated Systems orders with lower Technology Products bookings contributing to the decrease.
Backlog — Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $19.1 million as of December 31, 2008 compared with $21.3 million as of December 31, 2007. The following tables set forth comparison data for the Company’s backlog by segment and geographic location.

	Second		Second
Backlog (by segment)	Quarter		Quarter
(in millions)	2009		2008		Increase/(Decrease)
Automated Systems	$16.2	84.8%	$14.7	69.0%	$1.5	10.2%
Technology Products	2.9	15.2%	6.6	31.0%	(3.7)	(56.1)%

Totals	$19.1	100.0%	$21.3	100.0%	$(2.2)	(10.3)%

	Second		Second
Backlog (by location)	Quarter		Quarter
(in millions)	2009		2008		Increase/(Decrease)
Americas	$8.0	41.9%	$12.5	58.7%	$(4.5)	(36.0)%
Europe	10.5	55.0%	7.7	36.2%	2.8	36.4%
Asia	0.6	3.1%	1.1	5.1%	(0.5)	(45.5)%

Totals	$19.1	100.0%	$21.3	100.0%	$(2.2)	(10.3)%

The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The increase in Automated Systems backlog was principally due to higher orders for new systems and system upgrade orders. The decrease in Technology Products backlog was primarily due to commercial products which reflected lower bookings in the quarter. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer.
Gross Profit — Gross profit was $7.6 million, or 38.5% of sales, in the second quarter of fiscal year 2009, as compared to $8.7 million, or 45.4% of sales, in the second quarter of fiscal year 2008. The decrease of $1.1 million in gross profit this quarter was primarily due to lower Automated Systems sales in fiscal 2009 compared to the fiscal 2008 quarter which resulted in under absorbed fixed installation labor and manufacturing costs. Also affecting the gross margin percentage decline in the current quarter was the product mix, which reflected a higher percentage of commercial products in the Technology Products segment and a higher percentage of high labor content sales in the Automated Systems products both of which are at lower margins than a new Automated System sale that includes higher margin equipment. Of the $1.1 million decline in gross profit, the weaker Euro also had a negative impact of approximately $400,000.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses were essentially flat at $4.4 million quarter over quarter. There was a decrease of approximately $240,000 related to audit and contract services related to the fiscal 2008 SOX 404 implementation and legal fees. Offsetting this decrease were higher costs related to the Company’s commercial products of approximately $140,000, primarily related to higher co-op advertising and in Europe and Asia, increased salary and other costs of approximately $90,000.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $2.0 million in the quarter ended December 31, 2008 compared to $2.2 million in the second quarter a year ago. The $194,000 decrease was primarily due to lower engineering materials in the fiscal 2009 quarter primarily related to spending on commercial product development efforts.
Interest Income, net — Net interest income was $241,000 in the second quarter of fiscal 2009 compared with net interest income of $329,000 in the second quarter of fiscal 2008. The decrease was primarily due to lower interest rates on higher average invested cash balances compared to one year ago.
Foreign Currency — There was a net foreign currency gain of $282,000 in the fiscal 2009 quarter compared with a gain of $50,000 a year ago and represents foreign currency changes, particularly related to the Yen and to a lesser extent the Real and Euro within the respective periods.
Impairment on Long-term Investment — In the quarter ended December 31, 2007, the Company determined that one of its investments in auction rate securities had been other-than-temporarily impaired and based on fair values provided by the Company’s broker, recorded a $2.6 million other-than-

temporary decline in the market value of this investment. See Note 4 of the Notes to the Consolidated Financial Statements, “Long-Term Investments”.
Income Taxes — The effective tax rate for the second quarter of fiscal 2009 was 35.0% compared to 6.0% in the second quarter of fiscal 2008. The effective rate in both 2009 and 2008 primarily reflects the effect of the mix of pre-tax profit and loss among the Company’s various operating entities and their countries’ respective tax rates. The large impairment charge recorded in the second quarter of fiscal 2008 resulted in a taxable loss in the United States that offset taxable income in other countries with higher tax rates. The effective tax rate for the second quarter of fiscal 2008 would have been approximately 37% without the impairment charge.
Outlook — Recent negative trends in the automotive market have had an effect on the Company’s business outlook. Revenue in fiscal 2009 is still expected to grow compared to fiscal 2008, however, not at the double digit rate previously anticipated. As a result, the Company announced a significant cost reduction plan for its Automated Systems business. The actions did not affect the commercial products portion of the Company’s business. Most of the cost reduction actions took place in North America with a smaller amount in Europe. The actions included reducing personnel, benefits, contract services and other related expenses that are expected to decrease annual costs by approximately $4.7 million in fiscal 2010 and are intended to result in operating income for the Company’s Automated Systems business in fiscal 2010. The Company expects to record a restructuring charge of approximately $1.0 million related to severance and other related costs in the third quarter of fiscal 2009. The Company believes that the cost reduction actions will improve the gross profit percentage in future quarters.
Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007
Overview — The Company reported net income of $1.1 million, or $0.12 per diluted share, for the first half of fiscal 2009, compared with net income of $259,000, or $0.03 per diluted share for the six months ended December 31, 2007. Specific line item results are described below.
Sales — Net sales in the first six months of fiscal 2009 were $39.1 million, compared to $36.8 million for the six months ended December 31, 2007. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

Sales (by segment)	Six Months		Six Months
(in millions)	Ended 12/31/08		Ended 12/31/07		Increase/(Decrease)
Automated Systems	$17.7	45.3%	$18.7	50.8%	$(1.0)	(5.3)%
Technology Products	21.4	54.7%	18.1	49.2%	3.3	18.2%

Totals	$39.1	100.0%	$36.8	100.0%	$2.3	6.3%

Sales (by location)	Six Months		Six Months
(in millions)	Ended 12/31/08		Ended 12/31/07		Increase/(Decrease)
Americas	$26.0	66.5%	$24.1	65.5%	$1.9	7.9%
Europe	10.8	27.6%	10.6	28.8%	0.2	1.9%
Asia	2.3	5.9%	2.1	5.7%	0.2	9.5%

Totals	$39.1	100.0%	$36.8	100.0%	$2.3	6.3%

The decrease in Automated Systems was primarily due to lower sales in the Americas mitigated by increased sales in Europe and Asia. Spending by North American automotive companies has decreased due to the current economic conditions. The sales increase in Technology Products was primarily due to higher sales of the Company’s commercial products that were mitigated by lower sales of WheelWorks® which is primarily sold to the automotive industry. Increased sales of the Company’s commercial products were also the primary reason for the increase in sales in the Americas. Europe and Asia’s sales increased primarily in Automated Systems products reduced by lower sales of Technology Products. For the six-month period, the weakening of the Euro exchange rate during the second quarter of fiscal 2009 more than offset the effect of the stronger Euro on sales in the first quarter of fiscal 2009.
Bookings — Bookings represent new orders received from customers. New order bookings for the six months ended December 31, 2008 were $32.8 million compared to $35.1 million for the same period one year ago. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

Bookings (by segment)	Six Months		Six Months
(in millions)	Ended 12/31/08		Ended 12/31/07		Increase/(Decrease)
Automated Systems	$16.2	49.4%	$20.3	57.8%	$(4.1)	(20.2)%
Technology Products	16.6	50.6%	14.8	42.2%	1.8	12.2%

Totals	$32.8	100.0%	$35.1	100.0%	$(2.3)	(6.6)%

Bookings (by location)	Six Months		Six Months
(in millions)	Ended 12/31/8		Ended 12/31/07		Increase/(Decrease)
Americas	$19.1	58.2%	$20.3	57.8%	$(1.2)	(5.9)%
Europe	12.6	38.4%	12.0	34.2%	0.6	5.0%
Asia	1.1	3.4%	2.8	8.0%	(1.7)	(60.7)%

Totals	$32.8	100.0%	$35.1	100.0%	$(2.3)	(6.6)%

The decrease in new order bookings for Automated Systems during the first half of fiscal 2009 was primarily due to decreased bookings in the Americas with lower bookings in Asia contributing to the decrease. Increased Automated Systems bookings in Europe mitigated this decrease. Spending by North American automotive companies has decreased due to current economic conditions. The increase in new order bookings in the Technology Products Group during the first half of fiscal 2009 was primarily due to increased orders for commercial products mitigated by lower bookings in the other Technology Products. Historically, the Company’s rate of new orders has varied from quarter to quarter.
Gross Profit — Gross profit was $14.4 million, or 36.9% of sales, in the first half of fiscal 2009, as compared to $15.6 million, or 42.4% of sales, in the first half of fiscal 2008. The $1.2 million gross profit decrease was primarily due to higher material and labor costs in Europe and under absorbed fixed installation labor in the Americas and Asia contributing to the decrease. Also affecting the gross margin percentage decline in the current period was the product mix, which reflected a higher percentage of commercial products in the Technology Products segment and a higher percentage of high labor content sales in the Automated Systems products both of which are at lower margins than a new Automated System sale that includes higher margin equipment.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses were $9.0 million in the first half of fiscal 2009 compared to $8.7 million in the same period one year ago. The increase of approximately $295,000 was primarily due to higher costs in Europe of approximately $300,000 and increased personnel and related costs to support the growth in Technology Products of approximately $175,000. Mitigating these increases were lower audit and contract services related to the fiscal 2008 SOX 404 implementation of approximately $150,000.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $4.3 million for the six months ended December 31, 2008 compared to $4.4 million for the six-month period a year ago. The $88,000 decrease was principally due to lower engineering materials, primarily related to spending on commercial product development efforts.
Interest Income, net — Net interest income was $474,000 in the first half of fiscal 2009 compared with net interest income of $544,000 in the first half of fiscal 2008. The decrease was due to lower interest rates on higher cash balances in the first half of fiscal 2009 compared to the first half of fiscal 2008.
Foreign Currency — There was a net foreign currency gain of $218,000 in the first half of fiscal 2008 compared with a gain of $181,000 a year ago and represents foreign currency changes, particularly related to the Yen and Real and to a lesser extent the Euro within the respective periods.
Impairment on Long-Term Investment — In the quarter ended December 31, 2007, the Company determined that one of its investments in auction rate securities had been other-than-temporarily impaired and based on fair values provided by the Company’s broker, recorded a $2.6 million other-than-temporary decline in the market value of this investment. See Note 4 of the Notes to the Consolidated Financial Statements, “Long-Term Investments”.
Income Taxes — The effective tax rate for the six months ended December 31, 2008 was 43.3% compared to 60.2% in the first half of fiscal 2008. The effective rate in both 2009 and 2008 periods primarily reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their countries’ respective tax rates. The large impairment charge recorded in the second quarter of fiscal 2008 resulted in a taxable loss in the United States that offset taxable income in other countries with higher tax rates. The effective tax rate for the second half of fiscal 2008 would have been approximately 40% without the impairment charge.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash and cash equivalents were $23.3 million at December 31, 2008, compared to $22.2 million at June 30, 2008. The cash increase of $1.1 million for the six months ended December 31, 2008 resulted primarily from $2.4 million of cash generated from operations, which was offset by $462,000 used for capital expenditures and $867,000 for the effect of exchange rate changes on cash and cash equivalents.
The $2.4 million in cash provided from operations was primarily generated from net income of $1.1 million and the add back of non-cash items totaling $1.8 million which were reduced by net working capital uses of $421,000. Net working capital is defined as changes in assets and liabilities, exclusive of changes shown separately on the Consolidated Statements of Cash Flow. The net working capital change resulted primarily from an unfavorable change of $1.9 million in other current assets and liabilities, increased receivables and inventory of $814,000 and $592,000, respectively, offset by an increase of $2.9 million in accounts payable. The $814,000 increase in receivables primarily related to higher sales during the second quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008. The increase in accounts payable related to normal fluctuations in the timing of payments. The change in other current assets and liabilities represented lower accrued liabilities including taxes and compensation and lower deferred revenue which were offset by lower prepaid expenses.

The Company provides a reserve for obsolescence to recognize the effects of engineering changes and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the first half of fiscal 2009, the Company increased the reserve for obsolescence by $182,000 and disposals, netted with the foreign currency translation effect of the Euro, decreased the reserve $365,000.
The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company increased its allowance for doubtful accounts by $12,000 and wrote off $40,000 of receivables during the first half of fiscal 2009.
The Company had no debt outstanding at December 31, 2008. The Company has a $6.0 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2010. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Eurodollar-based Advance or as a Prime-based Advance if the Eurodollar-based Advance is not available. Interest on Eurodollar-based Advances is calculated currently at 1.88% above the Eurodollar Rate offered at the time and for the period chosen and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during any period of time during which the Eurodollar-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, currently at the greater of 1/4% above prime rate or 1% above the Federal Funds Rate. Quarterly, the Company pays a commitment fee of .075% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $42.2 million as of December 31, 2008 and to have no advances outstanding for 30 consecutive days each calendar year.
At December 31, 2008, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 500,000 Euros (equivalent to $705,000 at December 31, 2008). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At December 31, 2008, GmbH had no borrowings outstanding. At December 31, 2008, the facility supported outstanding letters of credit totaling 79,135 Euros (equivalent to approximately $112,000).
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

At December 31, 2008, the Company holds available for sale long-term investments in auction rate securities. An auction is scheduled every 28 days to provide holders of these auction rate securities the opportunity to increase (buy), decrease (sell) or hold their investment. Auctions for the Company’s investments in auction rate securities have been unsuccessful since August 2007. The unsuccessful auctions have resulted in the interest rate on these securities resetting at a maximum contractual interest rate every 28 days. To date, the Company has received all interest payments on these investments when due. In the event the Company needs to access funds invested in these auction rate securities, the Company would not be able to liquidate these securities until a future auction of these securities is successful or a buyer is found outside of the auction process.
Blue Water Trust I (“Blue Water”) is a Money Market Committed Preferred Custodial Trust Security (“CPS Security”) that invests in investment grade commercial paper and which has entered into a Put Agreement with RAM Reinsurance Company Ltd. (“Ram Re”), a wholly owned subsidiary of RAM Holdings Ltd., principally engaged in underwriting financial guaranty insurance. In the event Ram Re exercises its put option, Blue Water is required to purchase perpetual non-cumulative redeemable preference shares of Ram Re. During the quarter ended September 30, 2008, the Company recorded a temporary non-cash decline of $185,000 in the market value of this investment. During the quarter ended December 31, 2008 there was no observable change in the market value of this investment. During the quarter ended December 31, 2007, the Company recorded a $2.6 million other-than-temporary decline in the market value as Impairment of Long-Term Investment in the income statement. See Note 15 of the Notes to the Consolidated Financial Statements, “Subsequent Events” for information on Ram Re’s February 4, 2009 announcement of its intent to exercise its put option.
During the quarter ended December 31, 2008, there was no observable change in the market value of the Company’s two other investments. These other two investments are custodial receipts for separate series of Floating Rate Cumulative Preferred Securities issued by Primus Financial Products, LLC, an indirect subsidiary of Primus Guaranty, Ltd., principally engaged in selling credit swaps against credit obligations of corporate and sovereign issuers.
The Company evaluates these investments at each balance sheet date. There is risk that evaluations based on factors existing at future balance sheet dates could require the recording of additional temporary declines in Other Comprehensive Income on the Balance Sheet or could ultimately result in a determination that there is a decline in value that is other than temporary and a loss would be recognized in the income statement at that time. See Item 1A, “Risk Factors” and Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies — Long-term Investments” of the Company’s 2008 Annual Report on Form 10K.
Based on the Company’s current business plan, cash and cash equivalents of $23.3 million at December 31, 2008 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity on these investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2009 cash flow requirements.
The Company may spend up to approximately $2.0 million during fiscal year 2009 for capital equipment, although there is no binding commitment to do so. Based on the Company’s current business plan, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2009 cash flow requirements, except to the extent that the Company implements new business development opportunities, which would likely be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.
The Company will consider evaluating business opportunities that fit its strategic plans. There can be no assurance that the Company will identify any opportunities that fit its strategic plans or will be able to enter into agreements with identified business opportunities on terms acceptable to the Company. The

Company anticipates that it would finance any such business opportunities from a combination of available cash on hand, existing credit facilities, issuance of additional shares of its stock, or additional sources of financing, as circumstances warrant.
CRITICAL ACCOUNTING POLICIES
A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for fiscal year 2008.
MARKET RISK INFORMATION
The Company’s primary market risk is related to foreign exchange rates. The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany and for which products are produced in the United States. The Company may from time to time have interest rate risk in connection with its investment of its cash.
Foreign Currency Risk
The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At December 31, 2008, the Company’s percentage of sales commitments in non-United States currencies was approximately 57.6% or $11.0 million, compared to 37.6% or $8.0 million at December 31, 2007.
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
At December 31, 2008, the Company had no forward exchange contracts outstanding. During the quarter ended September 30, 2008, the Company recognized a loss of approximately $19,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts that matured on July 1, 2008. The objective of the hedge transactions was to protect designated portions of the Company’s net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, the forward contracts were effective. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income.
At December 31, 2007, the Company had approximately $7.3 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.45 Euros to the United States Dollar. The Company recognized a loss of approximately $106,000 and $342,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and six months ended December 31, 2007.
The Company’s potential loss in earnings that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the three and six months ended December 31, 2008 would have been approximately $11,000 and $59,000, respectively. The potential loss in earnings for the comparable periods in fiscal 2008 would have been approximately $73,000 and $33,000, respectively.

Interest Rate Risk
The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less. The Company’s long-term investments at December 31, 2008 consisted of auction rate securities for which the yields are reset every 28 days. Given the 28 day cycles in which the yields on these investments are reset, at December 31, 2008, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company’s cash and cash equivalents and long-term investments. As a result, the Company does not currently hedge these interest rate exposures.
Uncertainties in Credit Markets
The Company’s long-term investments are also subject to risk due to a decline in value of the investment. At December 31, 2008, the Company holds available for sale long-term investments in auction rate securities. An auction is scheduled every 28 days to provide holders of these auction rate securities the opportunity to increase (buy), decrease (sell) or hold their investment. Auctions for the Company’s investments in auction rate securities have been unsuccessful since August 2007. The unsuccessful auctions have resulted in the interest rate on these securities resetting at a maximum contractual interest rate every 28 days. To date, the Company has received all interest payments on these investments when due. In the event the Company needs to access funds invested in these auction rate securities, the Company would not be able to liquidate these securities until a future auction of these securities is successful or a buyer is found outside of the auction process.
Blue Water Trust I (“Blue Water”) is a Money Market Committed Preferred Custodial Trust Security (“CPS Security”) that invests in investment grade commercial paper and which has entered into a Put Agreement with RAM Reinsurance Company Ltd. (“Ram Re”), a wholly owned subsidiary of RAM Holdings Ltd., principally engaged in underwriting financial guaranty insurance. In the event Ram Re exercises its put option, Blue Water is required to purchase perpetual non-cumulative redeemable preference shares of Ram Re. During the quarter ended September 30, 2008, the Company recorded a temporary non-cash decline of $185,000 in the market value of this investment. During the quarter ended December 31, 2008, there was no observable change in the market value of this investment. During the quarter ended December 31, 2007, the Company recorded a $2.6 million other-than-temporary decline in the market value as Impairment of Long-Term Investment in the income statement. See Note 15 of the Notes to the Consolidated Financial Statements, “Subsequent Events” for information on Ram Re’s February 4, 2009 announcement of its intent to exercise its put option.
During the quarter ended December 31, 2008, there was no observable change in the market value of the Company’s two other investments. These other two investments are custodial receipts for separate series of Floating Rate Cumulative Preferred Securities issued by Primus Financial Products, LLC, an indirect subsidiary of Primus Guaranty, Ltd., principally engaged in selling credit swaps against credit obligations of corporate and sovereign issuers.
The Company evaluates these investments at each balance sheet date. There is risk that evaluations based on factors existing at future balance sheet dates could require the recording of additional temporary declines in Other Comprehensive Income on the Balance Sheet or could ultimately result in a determination that there is a decline in value that is other than temporary and a loss would be recognized in the income statement at that time. See Item 1A, “Risk Factors” and Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies — Long-term Investments” of the Company’s 2008 Annual Report on Form 10K.
Based on the Company’s current business plan, cash and cash equivalents of $23.3 million at December 31, 2008 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity on these investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2009 cash flow requirements.
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
ITEM 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 (b) of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Except for the addition of the risk factors set forth below, there have been no material changes made to the risk factors listed in “Item 1A — Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2008 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
Recently implemented cost reduction actions may not be sufficient to improve profitability in the event sales for Automated Systems products continue to decline.
The cost reduction plan implemented in the quarter ended March 31, 2009 may not be sufficient to offset continued declines in sales resulting from the current economic decline, particularly in the automotive industry, and return the Automated Systems segment to profitability. In that case, further cost reductions may be required, although because of certain fixed costs associated with some of our operations, the extent of future cost reductions may be limited. While we have attempted to implement cost reductions that will not be disruptive to the Company’s operations, the cost reductions implemented to date could have an unanticipated negative impact on the Company’s operations or financial results. In addition, the charges associated with the cost reduction actions and the anticipated amount of cost savings from such actions are only estimates. Actual charges could be greater and actual cost savings could be less due to a number of factors, including unanticipated costs of implementing the cost reduction actions and the inability to reduce expenses to the level originally anticipated without disrupting the Company’s operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Shareholders on November 18, 2008 at which the following action was taken:
1. The Shareholders elected the following persons as the Company’s Board of Directors, and the results of the vote on this matter were as follows:

Name	For	Withheld	Broker Non-Votes
David J. Beattie	4,324,912	2,899,959	—
Kenneth R. Dabrowski	4,282,909	2,941,962	—
Philip J. DeCocco	4,278,309	2,946,562	—
W. Richard Marz	4,328,012	2,896,859	—
Robert S. Oswald	4,325,212	2,899,659	—
James A. Ratigan	4,323,212	2,901,659	—
Harry T. Rittenour	4,327,312	2,897,559	—
Terryll R. Smith	4,280,899	2,943,972	—
2. The Shareholders approved the Amendment to the 2004 Stock Incentive Plan which increased the shares of Common Stock available under the plan by 400,000 and Re-Approved the Section 162(m) performance goals under such plan. As to this proposal, 4,444,680 voted “for,” 357,675 shares voted “against”, 40,691 shares “abstained” and 2,381,825 shares were “broker non-votes”.
ITEM 6. EXHIBITS
10.1	Severance Agreement dated December 18, 2008 between the Company and Harry T. Rittenour is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2008.

10.2	Severance Agreement dated December 18, 2008 between the Company and John H. Lowry III is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 24, 2008.

10.3	Severance Agreement dated December 18, 2008 between the Company and Mark S. Hoefing is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 24, 2008.

10.4	Severance Agreement dated December 31, 2008 between the Company and Paul J. Eckhoff is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 8, 2009.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a — 14(b) of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc. (Registrant)
Date: February 6, 2009	By:	/S/ Harry T. Rittenour
Harry T. Rittenour
President and Chief Executive Officer

Date: February 6, 2009	By:	/S/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 6, 2009	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Controller and Chief Accounting Officer (Principal Accounting Officer)