Form 10-Q
period 2009-03-31
PERCEPTRON INC/MI
filed 2009-05-11
CIK 887226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2009.
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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
The number of shares outstanding of each of the issuer’s classes of common stock as of May 6, 2009, was:

Common Stock, $0.01 par value	8,869,834

Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2009

Page
Number
COVER	1

INDEX	2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION
Item 1A. Risk Factors	29
Item 6. Exhibits	30

SIGNATURES	31
EX-31.1
EX-31.2
EX-32

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2009	2008
(In Thousands, Except Per Share Amount)	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$22,952	$22,157
Short-term investments	1,241	—
Receivables:
Billed receivables, net of allowance for doubtful accounts of $717 and $228, respectively	11,652	16,948
Unbilled receivables	2,783	5,044
Other receivables	329	398
Inventories, net of reserves of $872 and $1,304, respectively	9,602	8,285
Deferred taxes	2,655	2,655
Other current assets	3,589	4,315

Total current assets	54,803	59,802

Property and Equipment
Building and land	6,013	6,013
Machinery and equipment	13,336	13,581
Furniture and fixtures	863	1,074

	20,212	20,668
Less — Accumulated depreciation and amortization	(13,422)	(13,407)

Net property and equipment	6,790	7,261

Long-Term Investments	2,192	3,104
Deferred Tax Asset	5,695	5,026

Total Assets	$69,480	$75,193

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$4,546	$2,257
Accrued liabilities and expenses	2,653	4,867
Accrued compensation	1,077	1,785
Income taxes payable	69	1,066
Deferred revenue	3,967	4,594

Total current liabilities	12,312	14,569

Long-term Liabilities
Accrued taxes	765	765

Total liabilities	13,077	15,334

Shareholders’ Equity
Preferred stock — no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,870 and 8,844, respectively	89	88
Accumulated other comprehensive income	(214)	2,232
Additional paid-in capital	40,681	40,035
Retained earnings	15,847	17,504

Total shareholders’ equity	56,403	59,859

Total Liabilities and Shareholders’ Equity	$69,480	$75,193

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands, Except Per Share Amounts)	2009	2008	2009	2008
Net Sales	$13,195	$18,203	$52,311	$54,986

Cost of Sales	8,545	10,514	33,222	31,702

Gross Profit	4,650	7,689	19,089	23,284

Operating Expenses
Selling, general and administrative	4,099	5,572	13,059	14,237
Engineering, research and development	1,881	2,135	6,190	6,532
Restructuring charge (Note 10)	1,032	—	1,032	—

Total operating expenses	7,012	7,707	20,281	20,769

Operating Income (Loss)	(2,362)	(18)	(1,192)	2,515

Other Income and (Expenses)
Interest income, net	103	267	577	811
Foreign currency gain	(181)	249	37	430
Impairment on long-term investment	(1,494)	—	(1,494)	(2,614)
Other	—	2	5	8

Total other income (expenses)	(1,572)	518	(875)	(1,365)

Income (Loss) Before Income Taxes	(3,934)	500	(2,067)	1,150

Income Tax Expense (Benefit)	(1,218)	289	(410)	680

Net Income (Loss)	$(2,716)	$211	$(1,657)	$470

Earnings (Loss) Per Common Share
Basic	$(0.31)	$0.02	$(0.19)	$0.06
Diluted	$(0.31)	$0.02	$(0.19)	$0.05

Weighted Average Common Shares Outstanding
Basic	8,869	8,549	8,856	8,387
Dilutive effect of stock options	—	461	—	557

Diluted	8,869	9,010	8,856	8,944

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine Months Ended
	March 31,
(In Thousands)	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$(1,657)	$470
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Depreciation and amortization	1,082	960
Stock compensation expense	466	467
Deferred income taxes	(681)	(624)
Impairment on long-term investments	1,494	2,614
Other	25	92
Allowance for doubtful accounts	522	(310)
Changes in assets and liabilities, exclusive of changes shown separately	2,841	2,281

Net cash provided from operating activities	4,092	5,950

Cash Flows from Financing Activities
Revolving credit borrowings	—	10
Revolving credit repayments	—	(10)
Proceeds from stock plans	180	2,779

Net cash provided from financing activities	180	2,779

Cash Flows from Investing Activities
Purchase of Investments	(1,241)	—
Capital expenditures	(707)	(1,055)

Net cash used for investing activities	(1,948)	(1,055)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,529)	1,300

Net Increase in Cash and Cash Equivalents	795	8,974
Cash and Cash Equivalents, July 1	22,157	10,878

Cash and Cash Equivalents, March 31	$22,952	$19,852

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Receivables, net	$5,145	$5,397
Inventories	(1,901)	(654)
Accounts payable	2,539	(757)
Other current assets and liabilities	(2,942)	(1,705)

	$2,841	$2,281

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
2. Financial Instruments
Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Financial instruments held by the Company at March 31, 2009 include investments classified as held for sale, certificate of deposits and money market funds.
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
The following table presents the Company’s investments at March 31, 2009 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of SFAS No. 157.

	March 31, 2009	Level 1	Level 2	Level 3

Cash & Cash Equivalents	$22,952	$22,952	—	—
Short Term Investments	1,241	1,241
Long Term Investments	2,192	—	—	$2,192

The fair value of the Company’s money market fund investments was determined based on quoted prices in active markets for identical assets.
The following table presents the changes in the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the three and nine month periods ended March 31, 2009. The Company’s Level 3 investments consist of preferred stock investments (see Note 4 — Short Term and Long-Term Investments).

(in thousands)	Level 3 Assets
Balance at December 31, 2008	$2,919
Other-than-temporary impairment charges	(1,494)
Reversal of temporary impairment charges	767

Balance at March 31, 2009	$2,192

(in thousands)	Level 3 Assets
Balance at June 30, 2008	$3,104
Other-than-temporary impairment charges	(1,494)
Reversal of temporary impairment charges	582

Balance at March 31, 2009	$2,192

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
3. Inventory
Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $872,000 and $1.3 million at March 31, 2009 and June 30, 2008, respectively, is comprised of the following (in thousands):

	March 31,	June 30,
Inventory	2009	2008
Component parts	$3,009	$2,831
Work in process	122	227
Finished goods	6,471	5,227

Total	$9,602	$8,285

4. Short-Term and Long-Term Investments
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
At March 31, 2009 the Company had $1.2 million in short-term investments. The short-term investments represent certificate of deposits with maturities between three months to a year. At June 30, 2008 the Company had no short-term investments.
During the quarter ended March 31, 2009, the Company’s long-term investments in auction rate securities totaling $6.3 million at cost were exchanged for preferred stock. The preferred shares now owned by the Company are preference shares that are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company estimated that the fair market value of these investments at March 31, 2009 was $2.2 million based on an independent valuation performed by an external independent valuation firm in conjunction with an internal discounted cash flow analysis. The fair market analysis considered the following key inputs, (i) the underlying structure of each security; (ii) the present value of the future principle and dividend payments discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of each security could return to its cost and be sold. Under Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” such valuation assumptions are defined as Level 3 inputs.
The Company recorded an other-than-temporary impairment charge of $1.5 million pertaining to the preferred stock investments in the quarter ended March 31, 2009 based on the Company’s assessment that it is likely that the fair value of these investments will not be fully recovered in the foreseeable future given the duration, severity, and continued declining trend of the fair value of these securities, as well as the uncertain financial condition and near-term prospects of the issuers. During the quarter ended December 31, 2007, the Company determined that one of its investments in auction rate securities had been other-than-temporarily impaired and based on fair values provided by the Company’s broker, recorded a $2.6 million other-than-temporary decline in the market value of this investment. See Note 4 of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”.
The Company evaluates these investments at each balance sheet date. There is risk that evaluations based on factors existing at future balance sheet dates could require the recording of additional temporary declines in Other Comprehensive Income on the Balance Sheet or could result in a determination that there is a decline in value that is other than temporary and a loss would be recognized in the income statement at that time. See Item 1A, “Risk Factors” in this report and Item 1A, “Risk Factors” and Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies — Long-term Investments” of the Company’s 2008 Annual Report on Form 10K. To date, the Company has received all interest/dividend payments on these investments when due. The following table summarizes the Company’s long-term investments (in thousands):

Long-Term Investments	March 31, 2009	June 30, 2008
Cost	$ 6,300	$ 6,300
Unrealized (Losses)	(4,108)	(3,196)

Estimated Fair Value	$ 2,192	$ 3,104

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
At March 31, 2009, the Company had no forward exchange contracts outstanding. During the quarter ended September 30, 2008, the Company recognized a loss of approximately $19,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts that matured on July 1, 2008. The objective of the hedge transactions was to protect designated portions of the Company’s net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, the forward contracts were effective. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income.
At March 31, 2008, the Company had $7.6 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.52 Euros to the United States Dollar. The Company recognized a charge of approximately $385,000 and $727,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and nine months ended March 31, 2008.
6. Credit Facilities
The Company had no debt outstanding at March 31, 2009.
The Company has a $6.0 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2010. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Eurodollar-based Advance or as a Prime-based Advance if the Eurodollar-based Advance is not available. Interest on Eurodollar-based Advances is calculated currently at 1.88% above the Eurodollar Rate offered at the time and for the period chosen and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during any period of time during which the Eurodollar-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, currently at the greater of 1/4% above prime rate or 1% above the Federal Funds Rate. Quarterly, the Company pays a commitment fee of .075% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $42.2 million as of March 31, 2009 and to have no advances outstanding for 30 consecutive days each calendar year.

At March 31, 2009, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 350,000 Euros (equivalent to $462,000 at March 31, 2009). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 8.55% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2009, GmbH had no borrowings outstanding. At March 31, 2009, the facility supported outstanding letters of credit totaling 79,135 Euros (equivalent to approximately $105,000).
7. Accrued Compensation
Included in accrued compensation are certain costs related to the January 21, 2008 Employment and Amended and Restated Severance Agreement (the “Employment Agreement”) entered into between the Company and Alfred A. Pease, former President and Chief Executive Officer in connection with his retirement. Pursuant to the Employment Agreement, Mr. Pease will receive his base salary through June 30, 2009, supplemental compensation based upon the number of days that he provides services to the Company following his retirement, health benefits until he becomes eligible for Medicare coverage and welfare benefits and certain other benefits during the salary continuation period. Mr. Pease currently maintains an advisory role to the Company. During the third quarter of fiscal 2008, the Company accrued an expense of approximately $600,000, representing certain of the amounts due to Mr. Pease pursuant to the Employment Agreement. As of March 31, 2009, $113,501 of this accrual remains in accrued compensation on the balance sheet. In addition, the Company has accrued approximately $59,000 related to supplemental compensation due Mr. Pease for services rendered during the quarter ended March 31, 2009.
8. Comprehensive Income
Comprehensive income is defined as the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income, net of tax, for the applicable periods is as follows (in thousands):

Three Months Ended March 31,	2009	2008
Net Income (Loss)	$(2,716)	$211
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(1,040)	1,206
Temporary impairment on investment	767	(420)
Forward contracts	—	(385)

Total Comprehensive Income	$(2,989)	$612

Nine Months Ended March 31,	2009	2008
Net Income (Loss)	$(1,657)	$470
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(3,009)	2,662
Temporary impairment on investment	582	(526)
Forward contracts	(19)	(727)

Total Comprehensive Income (Loss)	$(4,103)	$1,879

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
The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $133,000 and $466,000 in the three and nine months ended March 31, 2009, respectively. This had the effect of decreasing net income by $90,000, or $0.01 per diluted share, and $310,000, or $0.03 per diluted share, for the three and nine months ended March 31, 2009, respectively. The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $144,000 and $467,000 in the comparable fiscal 2008 three and nine month periods, respectively. This had the effect of decreasing net income by $104,000, or $0.01 per diluted share, and $347,000, or $0.04 per diluted share, for the three and nine months ended March 31, 2008, respectively. As of March 31, 2009, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1.3 million. The Company expects to recognize this cost over a weighted average vesting period of 2.76 years.
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
Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, except as otherwise specified in the 2004 Stock Incentive Plan. As of March 31, 2009, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. Options outstanding under the Directors Plan are either an initial option or an annual option. Prior to December 7, 2004, initial options of 15,000 shares were granted as of the date the non-employee director was first elected to the Board of Directors and became exercisable in full on the first anniversary of the date of grant. Prior to December 7, 2004, annual options of 3,000 shares were granted as of the date of the respective annual meeting to each non-employee director serving at least six months prior to the annual meeting and become exercisable in three annual increments of 33 1/3% after the date of grant. Options under the Directors Plan expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.

The estimated fair value as of the date options were granted during the periods presented, using the Black Scholes option-pricing model, was as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	3/31/2009	3/31/2008	3/31/2009	3/31/2008
Weighted Average Estimated Fair
Value Per Share of Options
Granted During the Period	$1.11	$3.24	$1.14	$3.50
Assumptions:
Amortized Dividend Yield	—	—	—	—
Common Stock Price Volatility	39.67%	33.72%	39.58%	32.79%
Risk Free Rate of Return	1.92%	3.63%	1.95%	4.02%
Expected Option Term (in years)	5	5	5	5
The Company received $200 and $53,000 in cash from option exercises under all share-based payment arrangements for the three and nine months ended March 31, 2009, respectively.
10. Restructuring Charge
During the quarter ended March 31, 2009, the Company implemented a significant cost reduction plan for its Automated Systems business. The cost reduction actions were taken in response to recent, negative trends in the automotive market and their effect on the Company’s business. The actions did not affect the commercial products portion of the Company’s business. Most of the cost reduction actions took place in North America with a smaller amount in Europe. The actions included reducing personnel, benefits, contract services and other related expenses that are expected to decrease annual costs by approximately $4.7 million in fiscal 2010. The foregoing statement is a “forward-looking statement” within the meaning of the Securities Act of 1934, as amended. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including those described under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Safe Harbor Statement”, below, and Item 1A, “Risk Factors”. During the quarter ended March 31, 2009, the Company recorded a restructuring charge of approximately $1.0 million related to severance and other related costs. At March 31, 2009, approximately $480,000 had been paid leaving a balance of approximately $520,000.
11. Income Taxes
The Company had long-term tax contingencies of $765,000 as of March 31, 2009 and June 30, 2008.
12. Earnings Per Share
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

Options to purchase 1,172,000 and 299,000 shares of common stock outstanding in the three months ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 975,000 and 246,000 shares of common stock outstanding in the nine months ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.
13. Commitments and Contingencies
Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $5.3 million using a March 31, 2009 exchange rate. GDS and Carbotech filed and subsequently emerged from bankruptcy protection in Canada. The Company intends to vigorously defend GDS’ claims.
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
14. New Accounting Pronouncements
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
In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for the Company to July 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on its financial statements.
On October 10, 2008, the FASB issued FSP No. 157-3 (FSP No. 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. 157-3 clarifies the application of FAS 157 in a market that is not active and provides factors to take into consideration when determining the fair value of an asset in an inactive market. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. This FSP did not have a material impact on our financial statements.
On April 9, 2009 the FASB issued FSP FAS No. 157-4 (FSP No. 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. The Company does not expect any material financial statement implications relating to the adoption of this FSP.
On April 9, 2009, the FASB issued FASB Staff Position (FSP) No. 107-1 and APB 28-1 (FSP 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. The Company does not expect any material financial statement implications relating to the adoption of this FSP.
On April 9, 2009 the FASB issued FSP No. 115-2 and Financial Accounting Standard (FAS) 124-2 (FSP No. 115-2 and FAS 124-2), “Recognition and Presentation of Other Than Temporary Impairments.” This FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. The Company does not expect any material financial statement implications relating to the adoption of this FSP.
15. Segment and Geographic Information
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

Reportable Segments ($000)	Automated Systems	Technology Products	Consolidated

Three months ended March 31, 2009
Net sales	$7,442	$5,753	$13,195
Operating income (loss)	(2,244)	(118)	(2,362)
Assets	37,669	31,811	69,480
Accum. depreciation and amortization	11,341	2,081	13,422

Three months ended March 31, 2008
Net sales	$11,100	$7,103	$18,203
Operating income (loss)	305	(323)	(18)
Assets	40,301	31,746	72,047
Accum. depreciation and amortization	9,949	3,242	13,191

Nine months ended March 31, 2009
Net sales	$25,117	$27,194	$52,311
Operating income	(4,134)	2,942	(1,192)
Assets	36,039	33,441	69,480
Accum. depreciation and amortization	10,199	3,223	13,422

Nine months ended March 31, 2008
Net sales	$29,837	$25,149	$54,986
Operating income (loss)	258	2,257	2,515
Assets	38,658	33,389	72,047
Accum. depreciation and amortization	9,583	3,608	13,191
16. Subsequent Event
On April 30, 2009, Chrysler LLC filed for Chapter 11 bankruptcy protection in the United States. On that date, Chrysler LLC owed the Company receivables totaling approximately $133,000. Payments on these pre-bankruptcy receivables are subject to the bankruptcy proceedings. Chrysler LLC has indicated to all of its suppliers that it intends to pay for any equipment supplied and services rendered post bankruptcy. Also on April 30, 2009, Chrysler LLC announced an alliance with Fiat SpA. Currently the Company is a supplier of choice for inline gauging equipment with Fiat SpA in Europe and believes it is positioned well to benefit from the alliance between these two companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT
We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2009 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released and from our plans to make important new investments, largely for personnel, for newly introduced products and geographic growth opportunities in the U.S., Europe, Eastern Europe, Asia, the timing of the introduction of new products, our ability to fund our fiscal year 2009 and future cash flow requirements and the amount of cost reductions from recently announced cost reduction actions. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A — Risk Factors” in this report and in the Company’s Annual Report on Form 10-K for fiscal year 2008 and Quarterly Reports on Form 10-Q for the quarters ended September 30, 2008 and December 31, 2008. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s Automated Systems segment products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s Automated Systems segment products have shorter lead times than other components and are required later in the process, orders for the Company’s Automated Systems segment products tend to be given later in the integration process. The Company’s Technology Products segment products are subject to the timing of firm orders from its customers, which may change on a monthly basis. In addition, because the Company’s Technology Products segment products require short lead times from firm order to delivery, the Company purchases long lead time components before firm orders are in hand. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products and expand into new geographic markets. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.
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
The Company expects sales from its Technology Products segment, in large part due to anticipated growth in commercial products, to continue to become a greater percentage of overall revenue in fiscal 2009, although at a slower rate than originally anticipated because of less demand due to general economic conditions. During the third quarter of fiscal 2009, the Company continued to see steady sales of its commercial product sold by Snap-on Tool Company under the BK5500 name and the commercial product sold by Ridge Tool Company under the name microEXPLORER™ Digital Inspection Camera. The microEXPLORER™ utilizes significantly more advanced and sophisticated technology than the SeeSnake® micro™. The microEXPLORER™ has a self-leveling feature for a consistently upright picture, has zoom capabilities, is water proof, is able to save images and video to a SD Card, and can transfer files to a computer. In addition, during the second quarter, the Company began shipments to North America and Europe of the second generation of the new 9.5 millimeter and 17 millimeter imager head SeeSnake® micro™ sold by Ridge Tool. The Company is currently manufacturing four commercial products and expects to manufacture three additional products in the fourth quarter of fiscal 2009.
New vehicle tooling programs represent the most important selling opportunity for the Company’s automotive related sales. The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans and is also influenced by the state of the economy. The Company has seen changes in new tooling programs, including reductions in scope and timing, which have resulted in several of the Company’s orders being cancelled or delayed. These have been driven by the global recession, significant decline in automotive sales worldwide and particularly the severely distressed financial conditions of the automotive manufacturers. The uncertainty associated with the future of General Motors Corporation and Chrysler LLC has had a significant negative impact on the Company’s new order bookings and sales in North America. Although the Company expects the turbulent economic conditions in the automotive industry to continue through calendar year 2009, the Company believes there are long-term opportunities as the automobile manufacturers transition to production of new models that are more fuel efficient. The Company has seen a trend toward more robot-based Automated Systems that have lower hardware content and increased labor content. Also, due to plant closings and the growing installed base of robot-based systems, an increased number of the Company’s Automated Systems orders involve refurbishing and reconfiguring the customer’s existing equipment.

On April 30, 2009, Chrysler LLC filed for Chapter 11 bankruptcy protection in the United States. On that date, Chrysler LLC owed the Company receivables totaling approximately $133,000. Payments on these pre-bankruptcy receivables are subject to the bankruptcy proceedings. Chrysler LLC has assured all of its suppliers that any equipment supplied and services rendered post bankruptcy will be paid. Also on April 30, 2009, Chrysler LLC announced an alliance with Fiat SpA. Currently, the Company is a supplier of choice for inline gauging equipment with Fiat SpA in Europe and believes it is positioned well to benefit from the alliance between these two companies.
The Company expanded its presence in Asia by opening an office in India during the third quarter of fiscal 2009 but has temporarily delayed adding additional resources in other parts of Asia while turbulence remains in the global automotive markets. The Company believes growth in Asia will recover earlier than in other areas and expects to be in position to take advantage of sales growth opportunities in these markets.
The Company’s financial base remains strong with no debt and approximately $24.2 million of cash and short-term investments at March 31, 2009 available to support its growth plans. Near-term the Company will continue to focus on the successful production and release of an expanded line of commercial electronic inspection products.
In response to recent reductions in the level of new orders and the negative outlook for the automotive industry in the next twelve to eighteen months, the Company undertook a significant cost reduction plan during the third quarter of fiscal 2009 that is expected to reduce costs by approximately $4.7 million in fiscal 2010. The cost reductions occurred primarily in the Company’s North American Automated Systems business in response to the economic environment affecting the automotive market, with smaller reductions in Europe. In planning and implementing these cost reductions, the Company focused on maintaining sufficient resources to continue growth in its Technology Products segment and develop new, advanced technologies for its Automated Systems segment. The Company did not make any reductions in its personnel in Asia but did delay adding additional resources until growth resumes in this area. During the third quarter of fiscal 2009, the Company recorded a charge of approximately $1.0 million related to severance and other related costs.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Overview — For the third quarter of fiscal 2009, the Company reported a net loss of $2.7 million, or $0.31 per share, compared to net income of $211,000 or $0.02 per diluted share, for the third quarter of fiscal 2008. During the quarter, the Company recorded several significant charges that had a material negative effect on net income. These included a $1.5 million non-cash other-than-temporary decline in the Company’s long-term investments, a $1.0 million restructuring charge, a $500,000 provision for bad debts and penalties and interest of $100,000 on an unfavorable Brazilian tax appeal recorded in Selling General and Administrative Expenses and Interest Income, net. Specific line item results are described below.
Sales — Net sales were $13.2 million for the third quarter of fiscal 2009 compared to net sales of $18.2 million for the same period one year ago. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

	Third		Third
Sales (by segment)	Quarter		Quarter
(in millions)	2009		2008		Increase/(Decrease)
Automated Systems	$7.4	56.1%	$11.1	61.0%	$(3.7)	(33.3)%
Technology Products	5.8	43.9%	7.1	39.0%	(1.3)	(18.3)%

Totals	$13.2	100.0%	$18.2	100.0%	$(5.0)	(27.5)%

	Third		Third
Sales (by location)	Quarter		Quarter
(in millions)	2009		2008		Increase/(Decrease)
Americas	$7.8	59.1%	$8.8	48.4%	$(1.0)	(11.4)%
Europe	4.8	36.4%	8.1	44.5%	(3.3)	(40.7)%
Asia	0.6	4.5%	1.3	7.1%	(0.7)	(53.8)%

Totals	$13.2	100.0%	$18.2	100.0%	$(5.0)	(27.5)%

The decrease in Automated Systems sales was primarily due to the turbulent times in the automotive industry which resulted in decreased new systems sales and to a lesser extent decreased spare parts sales. The decline occurred in each geographic region, with $2.5 million in Europe. The Technology Product sales decrease was primarily the result of lower WheelWorks® and ScanWorks® sales that are primarily sold to the automotive industry. An increase in sales of the Company’s commercial products in the United States partially mitigated the decrease in Technology Products. The increase in sales of the Company’s commercial products was primarily due to products the Company began shipping this fiscal year, in particular the BK5500 sold to Snap-on and the microEXPLORER™ Digital Inspection Camera sold to Ridge Tool. The decrease in all three geographic regions reflected decreased sales in both product segments. The sales comparison in Europe also included the impact of the weaker Euro exchange rate during the third quarter of fiscal 2009 compared to the fiscal 2008 quarter that reduced sales approximately $800,000, of which approximately $670,000 related to Automated Systems and approximately $130,000 related to Technology Products.
Bookings — Bookings represent new orders received from customers. The Company had new order bookings during the quarter of $8.9 million compared with new order bookings of $20.6 million for the third quarter ended March 31, 2008. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

	Third		Third
Bookings (by segment)	Quarter		Quarter
(in millions)	2009		2008		Increase/(Decrease)
Automated Systems	$5.0	56.2%	$11.8	57.3%	$(6.8)	(57.6)%
Technology Products	3.9	43.8%	8.8	42.7%	(4.9)	(55.7)%

Totals	$8.9	100.0%	$20.6	100.0%	$(11.7)	(56.8)%

	Third		Third
Bookings (by location)	Quarter		Quarter
(in millions)	2009		2008		Increase/(Decrease)
Americas	$4.4	49.4%	$11.3	54.8%	$(6.9)	(61.1)%
Europe	3.9	43.8%	7.6	36.9%	(3.7)	(48.7)%
Asia	0.6	6.8%	1.7	8.3%	(1.1)	(64.7)%

Totals	$8.9	100.0%	$20.6	100.0%	$(11.7)	(56.8)%

The Company’s level of new orders fluctuates from quarter to quarter. As was experienced by many companies, the rate of decline in bookings during the third quarter of fiscal 2009 was more severe than previously anticipated. Bookings in both segments declined significantly in the third quarter of 2009 compared to 2008 due to current economic conditions, especially in the automotive market, which affected orders for the Automated Systems products and WheelWorks® and ScanWorks® in the Technology Products segment. This was the primary reason for the lower bookings in both the Americas and Europe. Also contributing to the decrease in new order bookings for Technology Products in the Americas were lower orders for the Company’s commercial products from our two primary customers because of less demand due to general economic conditions. The decline in bookings in the Americas was evenly split between the two segments. The decrease in Asia bookings was primarily from Automated Systems orders with lower Technology Products bookings contributing to the decrease.
Backlog — Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $14.8 million as of March 31, 2009 compared with $23.7 million as of March 31, 2008. The following tables set forth comparison data for the Company’s backlog by segment and geographic location.

	Third		Third
Backlog (by segment)	Quarter		Quarter
(in millions)	2009		2008		Increase/(Decrease)
Automated Systems	$13.7	92.6%	$15.3	64.6%	$(1.6)	(10.5)%
Technology Products	1.1	7.4%	8.4	35.4%	(7.3)	(86.9)%

Totals	$14.8	100.0%	$23.7	100.0%	$(8.9)	(37.6)%

	Third		Third
Backlog (by location)	Quarter		Quarter
(in millions)	2009		2008		Increase/(Decrease)
Americas	$4.6	31.1%	$15.0	63.3%	$(10.4)	(69.3)%
Europe	9.6	64.9%	7.3	30.8%	2.3	31.5%
Asia	0.6	4.0%	1.4	5.9%	(0.8)	(57.1)%

Totals	$14.8	100.0%	$23.7	100.0%	$(8.9)	(37.6)%

The Company generally expects to be able to fill substantially all of the orders in backlog during the following twelve months. The decrease in Automated Systems backlog compared to a year ago was principally due to lower AutoScan® and Value Added Services. The decrease in Technology Products backlog was primarily due to commercial products and reflected the fact that the Company is off backorder status. Lower backlog for WheelWorks® and ScanWorks® also contributed to the overall lower Technology Products backlog. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer.
Gross Profit — Gross profit was $4.7 million, or 35.2% of sales, in the third quarter of fiscal year 2009, compared to $7.7 million, or 42.2% of sales, in the third quarter of fiscal year 2008. The decrease of $3.0 million in gross profit this quarter was primarily due to lower Automated Systems sales in fiscal 2009 compared to the fiscal 2008 quarter. The weaker Euro also negatively impacted the gross profit by approximately $475,000. The gross margin percentage decline in the current quarter was related to the lower Automated Systems sales level in the current quarter with relatively fixed labor costs and lower WheelWorks® and ScanWorks® sales. Also impacting the gross profit percentage were several new system orders that had billing terms that required a greater percentage of revenue to be deferred than orders in the comparable quarter of fiscal 2008.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses were $4.1 million in the quarter ended March 31, 2009 compared to $5.6 million in the third quarter a year ago. The decrease of $1.5 million in the current quarter was primarily related to approximately $900,000 of higher costs recorded in the fiscal 2008 quarter of which $600,000 was related to the retirement of the Company’s CEO and $300,000 was related to audit and contract services related to the fiscal 2008 implementation of Sarbanes Oxley Act Section 404 requirements relating to the audit of the Company’s internal controls. Contributing to the decrease in expenses in the fiscal 2009 quarter were lower employee related costs of approximately $300,000 primarily related to the work force reduction the Company implemented during the third quarter of fiscal 2009, legal fees of approximately $230,000, and advertising and promotion expenses of $180,000. The weaker Euro also had the effect of reducing expenses by approximately $200,000 in the fiscal 2009 quarter compared to the fiscal 2008 quarter. Mitigating these reductions in expenses was higher bad debt expense of approximately $500,000 in the fiscal 2009 quarter compared to the fiscal 2008 quarter, primarily related to one customer and to a lesser extent increased exposure in some receivables in Europe.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $1.9 million in the quarter ended March 31, 2009 compared to $2.1 million in the third quarter a year ago. The $254,000 decrease was primarily due to lower employee related costs related to the work force reduction the Company implemented during the third quarter of fiscal 2009 and lower contract services.
Restructuring Charge — During the quarter ended March 31, 2009, the Company implemented a significant cost reduction plan for its Automated Systems business. The cost reduction actions were taken in response to recent, negative trends in the automotive market and their effect on the Company’s business. The actions did not affect the commercial products portion of the Company’s business. Most of the cost reduction actions took place in North America with a smaller amount in Europe. The actions included reducing personnel, benefits, contract services and other related expenses that are expected to decrease annual costs by approximately $4.7 million in fiscal 2010. During the quarter ended March 31, 2009, the Company recorded a restructuring charge of approximately $1.0 million related to severance and other related costs.
Interest Income, net — Net interest income was $103,000 in the third quarter of fiscal 2009 compared with net interest income of $267,000 in the third quarter of fiscal 2008. The decrease was primarily due to lower interest rates on higher average invested cash balances compared to one year ago. Also contributing to the comparison was higher interest expense in the fiscal 2009 third quarter of $43,000 related to a foreign tax assessment.

Foreign Currency — There was a net foreign currency loss of $181,000 in the third quarter of fiscal 2009 compared with a gain of $249,000 a year ago and represents foreign currency changes, primarily related to the Yen within the respective quarters.
Impairment on Long-Term Investment — During the third quarter of fiscal 2009 the Company’s long-term investments were exchanged for preferred stock of the issuers and the Company determined that these investments had been other-than-temporarily impaired. Based on an independent valuation, the Company wrote down these investments $728,000 and reclassified $767,000 from other comprehensive income for a total other-than-temporary charge of $1.5 million. In the fiscal 2008 quarter ended December 31, 2007, the Company determined that one of its investments in auction rate securities had been other-than-temporarily impaired and based on fair values provided by the Company’s broker, recorded a $2.6 million other-than-temporary decline in the market value of this investment. See Note 4 of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”.
Income Taxes — The effective tax rate for the third quarter of fiscal 2009 was 31.0% compared to 57.8% in the third quarter of fiscal 2008. The effective rate in both 2009 and 2008 primarily reflects the effect of the mix of pre-tax profit and loss among the Company’s various operating entities and their countries’ respective tax rates. The effective tax rate in the United States was 33.3% and 30.2% on a pretax loss in the fiscal 2009 and 2008 quarters, respectively. The foreign subsidiaries combined effective tax rate was 27.5% and 39.5% on a combined pretax loss in the fiscal 2009 quarter and combined pretax income in the 2008 quarter, respectively.
Outlook —The Company’s strategic commercial products initiative, which began in 2007, to reduce its reliance on the automotive market has positioned the Company to weather this unprecedented time in the automotive industry. The Company expects the economic environment to be weak throughout calendar 2009 and has taken significant steps to reduce its operating costs through reductions in work force and other cost-cutting measures and will continue to review the need for further reductions if economic conditions make such actions necessary. The cost reductions were in the Company’s Automated Systems business and did not affect the commercial products portion of the Company’s business. The Company has decided to suspend future revenue guidance until stability returns to the automotive market and overall economic conditions improve.
Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008
Overview — The Company reported a net loss of $1.7 million, or $0.19 per diluted share, for the nine months ended March 31, 2009, compared with net income of $470,000, or $0.05 per diluted share for the nine months ended March 31, 2008. Specific line item results are described below.
Sales — Net sales in the first nine months of fiscal 2009 were $52.3 million, compared to $55.0 million for the nine months ended March 31, 2008. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

Sales (by segment)	Nine Months		Nine Months
(in millions)	Ended 3/31/09		Ended 3/31/08		Increase/(Decrease)
Automated Systems	$25.0	47.8%	$29.8	54.2%	$(4.8)	(16.1)%
Technology Products	27.3	52.2%	25.2	45.8%	2.1	8.3%

Totals	$52.3	100.0%	$55.0	100.0%	$(2.7)	(4.9)%

Sales (by location)	Nine Months		Nine Months
(in millions)	Ended 3/31/09		Ended 3/31/08		Increase/(Decrease)
Americas	$33.8	64.6%	$33.0	60.0%	$0.8	2.4%
Europe	15.6	29.8%	18.6	33.8%	(3.0)	(16.1)%
Asia	2.9	5.6%	3.4	6.2%	(0.5)	(14.7)%

Totals	$52.3	100.0%	$55.0	100.0%	$(2.7)	(4.9)%

The decrease in Automated Systems was primarily due to lower sales in the Americas and to a lesser extent, lower sales in Europe. Spending by automotive companies has decreased substantially due to the current economic conditions. The sales increase in Technology Products was due to higher sales of the Company’s commercial products that were mitigated by lower sales of WheelWorks® and ScanWorks®, which are primarily sold to the automotive industry. Increased sales of the Company’s commercial products were also the reason for the increase in sales in the Americas, offset by fewer new Automated System sales. Europe sales decreased in both segments. Asia sales decreased primarily in Technology Products. For the nine-month period, the weakening of the Euro exchange rate during the second and third quarters of fiscal 2009 more than offset the effect of the stronger Euro on sales in the first quarter of fiscal 2009 and had the combined effect of lowering sales approximately $900,000.
Bookings — Bookings represent new orders received from customers. New order bookings for the nine months ended March 31, 2009 were $41.7 million compared to $55.7 million for the same period one year ago. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

Bookings (by segment)	Nine Months		Nine Months
(in millions)	Ended 3/31/09		Ended 3/31/08		Increase/(Decrease)
Automated Systems	$21.2	50.8%	$32.0	57.5%	$(10.8)	(33.8)%
Technology Products	20.5	49.2%	23.7	42.5%	(3.2)	(13.5)%

Totals	$41.7	100.0%	$55.7	100.0%	$(14.0)	(25.1)%

Bookings (by location)	Nine Months		Nine Months
(in millions)	Ended 3/31/09		Ended 3/31/08		Increase/(Decrease)
Americas	$23.5	56.4%	$31.7	56.9%	$(8.2)	(25.9)%
Europe	16.6	39.8%	19.6	35.2%	(3.0)	(15.3)%
Asia	1.6	3.8%	4.4	7.9%	(2.8)	(63.6)%

Totals	$41.7	100.0%	$55.7	100.0%	$(14.0)	(25.1)%

The decrease in new order bookings for Automated Systems during the nine months ended March 31, 2009 was primarily due to decreased bookings in the Americas with lower bookings in Asia and Europe contributing to the decrease. Spending by automotive companies has decreased due to current economic conditions. The decrease in new order bookings in the Technology Products Group during the nine-month period of fiscal 2009 was primarily due to lower WheelWorks® and ScanWorks® orders. Orders for commercial products were flat on a year to year comparison. Historically, the Company’s rate of new orders has varied from period to period.

Gross Profit — Gross profit was $19.1 million, or 36.5% of sales, for the nine months ended March 31, 2009, compared to $23.3 million, or 42.3% of sales, for the nine months ended March 31, 2008. The $4.2 million gross profit decrease was primarily due to lower Automated Systems sales in fiscal 2009 compared to the fiscal 2008 period. The weaker Euro also negatively impacted the gross profit by approximately $525,000. The year-to-date gross margin percentage decline was related to the lower Automated Systems sales level in the current period with relatively fixed labor costs and a greater percentage of high labor content sales in the Automated Systems products which are at lower margins than a new Automated System sale that includes higher margin equipment and software. Also impacting the gross profit percentage were several new system orders that had billing terms that required a greater percentage of revenue to be deferred than orders in the comparable period of fiscal 2008.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses were $13.1 million for the nine months ended March 31, 2009 compared to $14.2 million in the same period one year ago. The $1.1 million decrease was primarily due to approximately $1.1 million of higher costs recorded in the fiscal 2008 period of which $600,000 was related to the retirement of the Company’s CEO and $540,000 was related to audit and contract services related to the fiscal 2008 implementation of Sarbanes Oxley Act Section 404 requirements relating to the audit of the Company’s internal controls. Contributing to the decrease in expenses in the fiscal 2009 period were lower legal fees of approximately $240,000, and lower advertising and promotion expenses of $120,000. The weaker Euro also had the effect of reducing expenses by approximately $250,000 in the fiscal 2009 period compared to the fiscal 2008 period. Partially, mitigating these reductions in expenses was higher bad debt expense of approximately $549,000 in the fiscal 2009 period compared to the fiscal 2008 period that primarily related to one customer and to a lesser extent increased exposure in some receivables in Europe.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $6.2 million for the nine months ended March 31, 2009 compared to $6.5 million for the nine-month period a year ago. The $342,000 decrease was principally due to lower engineering materials of approximately $250,000. Lower contract services and employee related costs, primarily in Europe, contributed to the balance of the decrease.
Restructuring Charge — During the quarter ended March 31, 2009, the Company implemented a significant cost reduction plan for its Automated Systems business. The cost reduction actions were taken in response to recent, negative trends in the automotive market and their effect on the Company’s business. The actions did not affect the commercial products portion of the Company’s business. Most of the cost reduction actions took place in North America with a smaller amount in Europe. The actions included reducing personnel, benefits, contract services and other related expenses that are expected to decrease annual costs by approximately $4.7 million in fiscal 2010. During the quarter ended March 31, 2009, the Company recorded a restructuring charge of approximately $1.0 million related to severance and other related costs.
Interest Income, net — Net interest income was $577,000 in the nine months ended March 31, 2009 compared with net interest income of $811,000 in the nine months ended March 31, 2008. The decrease was due to lower interest rates on higher cash balances in the fiscal 2009 nine-month period compared to the same period in fiscal 2008.
Foreign Currency — There was a net foreign currency gain of $37,000 in the fiscal nine-month period compared with a net gain of $430,000 a year ago and represents foreign currency changes, particularly related to the Yen and to a lesser extent the Real within the respective periods.

Impairment on Long-Term Investment — During the third quarter of fiscal 2009 the Company’s long-term investments were exchanged for preferred stock of the issuers and the Company determined that these investments had been other-than-temporarily impaired. Based on an independent valuation, the Company wrote down these investments $728,000 and reclassified $767,000 from other comprehensive income for a total other-than-temporary charge of $1.5 million. In the fiscal 2008 quarter ended December 31, 2007, the Company determined that one of its investments in auction rate securities had been other-than-temporarily impaired and based on fair values provided by the Company’s broker, recorded a $2.6 million other-than-temporary decline in the market value of this investment. See Note 4 of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”.
Income Taxes — The effective tax rate for the nine months ended March 31, 2009 was 19.8% compared to 59.1% in the nine months ended March 31, 2008. The effective rate in both 2009 and 2008 periods primarily reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their countries’ respective tax rates. The effective tax rate in the United States was 60.2% and 21.6% on pretax income in the fiscal 2009 period and a pretax loss in the fiscal 2008 period, respectively. The large impairment charge recorded in the third quarter of fiscal 2009 and the second quarter of fiscal 2008 contributed to the difference in the effective tax rates. Without the impairment charges in both years, the effective tax rate in the United States would have been 36.7% on pretax income in the fiscal 2009 period compared to 43.8% on pretax income for the fiscal 2008 period. The foreign subsidiaries combined effective tax rate was 22.9% and 40.3% on a combined pretax loss in the fiscal 2009 period and combined pretax income in the 2008 period, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash and cash equivalents were $23.0 million at March 31, 2009, compared to $22.2 million at June 30, 2008. The cash increase of $800,000 for the nine months ended March 31, 2009 resulted primarily from $4.1 million of cash generated from operations, which was offset by $1.2 million of cash invested in short-term investments, $707,000 used for capital expenditures and $1.5 million for the effect of exchange rate changes on cash and cash equivalents.
The $4.1 million in cash provided from operations was primarily generated from favorable net working capital changes of $2.8 million. The net loss of $1.7 million adjusted for non-cash add backs also provided $1.3 million in cash. Net working capital is defined as changes in assets and liabilities, exclusive of changes shown separately on the Consolidated Statements of Cash Flow. The net working capital change of $2.8 million resulted primarily from a $5.1 decrease in receivables and a $2.5 million increase in accounts payable which were offset by an unfavorable change of $2.9 million in other current assets and liabilities and increased inventory of $1.9 million. The $5.1 million decrease in receivables primarily related to lower sales during the third quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008. The increase in accounts payable related to normal fluctuations in the timing of payments. The change in other current assets and liabilities represented lower accrued liabilities including taxes and compensation and lower deferred revenue which were offset by lower prepaid expenses. Inventory increased primarily for commercial products inventory. Previously the Company’s commercial products were in backorder status and as a result, any products produced were immediately shipped to the customer.
The Company provides a reserve for obsolescence to recognize the effects of engineering changes and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the nine months ended March 31, 2009, the Company increased the reserve for obsolescence by $318,000 and disposals, netted with the foreign currency translation effect of the Euro, decreased the reserve $750,000.
The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company increased its allowance for doubtful accounts by $549,000 and wrote off $60,000 of receivables during the nine months ended March 31, 2009. The $549,000 increase in the allowance for doubtful accounts primarily related to one customer and to a lesser extent increased exposure in some receivables in Europe.
The Company had no debt outstanding at March 31, 2009. The Company has a $6.0 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2010. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Eurodollar-based Advance or as a Prime-based Advance if the Eurodollar-based Advance is not available. Interest on Eurodollar-based Advances is calculated currently at 1.88% above the Eurodollar Rate offered at the time and for the period chosen and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during any period of time during which the Eurodollar-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, currently at the greater of 1/4% above prime rate or 1% above the Federal Funds Rate. Quarterly, the Company pays a commitment fee of .075% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $42.2 million as of March 31, 2009 and to have no advances outstanding for 30 consecutive days each calendar year.
At March 31, 2009, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 350,000 Euros (equivalent to $462,000 at March 31, 2009). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 8.55% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2009, GmbH had no borrowings outstanding. At March 31, 2009, the facility supported outstanding letters of credit totaling 79,135 Euros (equivalent to approximately $105,000).
See Note 13 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q, Item 3, “Legal Proceedings” and Note 6 to the Consolidated Financial Statements, “Contingencies”, of the Company’s Annual Report on Form 10-K for fiscal year 2008, for a discussion of certain contingencies relating to the Company’s liquidity, financial position and results of operations. See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Litigation and Other Contingencies” of the Company’s Annual Report on Form 10-K for fiscal year 2008.
At March 31, 2009, the Company has short-term investments totaling $1.2 million and long-term investments valued at $2.2 million. See Note 4 to the Consolidated Financial Statements, “Short-Term

and Long-Term Investments”, for further information on the Company’s investments and their current valuation. The market for the long-term investments is currently illiquid. Based on the Company’s current business plan, cash and cash equivalents of $23.0 million and short-term investments of $1.2 million at March 31, 2009 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity of these long-term investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2009 and fiscal 2010 cash flow requirements.
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
Foreign Currency Risk
The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range. At March 31, 2009, the Company’s percentage of sales commitments in non-United States currencies was approximately 67.4% or $10.0 million, compared to 32.1% or $7.6 million at March 31, 2008.
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

At March 31, 2009, the Company had no forward exchange contracts outstanding. During the quarter ended September 30, 2008, the Company recognized a loss of approximately $19,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts that matured on July 1, 2008. The objective of the hedge transactions was to protect designated portions of the Company’s net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, the forward contracts were effective. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income.
At March 31, 2008, the Company had $7.6 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.52 Euros to the United States Dollar. The Company recognized a charge of approximately $385,000 and $727,000 in other comprehensive income (loss) for the unrealized change in value of the forward exchange contracts during the three and nine months ended March 31, 2008.
The Company’s potential loss in earnings that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the three and nine months ended March 31, 2009 would have been approximately $116,000 and $175,000, respectively. The potential loss in earnings for the comparable periods in fiscal 2008 would have been approximately $86,000 and $119,000, respectively.
Interest Rate Risk
The Company invests its cash and cash equivalents in high quality instruments with primarily a term of three months or less. The Company’s short-term investments are certificates of deposits with maturities between three months and a year. Given the terms of these investments, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company’s cash, cash equivalents, and short-term investments. As a result, the Company does not currently hedge these interest rate exposures.
Uncertainties in Credit Markets
The Company’s long-term investments are also subject to risk due to a decline in value of the investment because of uncertainties in the credit markets and the financial condition of the issuers of these securities. See Note 4 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, for further information on the Company’s investments and their current valuation.
New Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 14 to the Consolidated Financial statements, “New Accounting Pronouncements”.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required pursuant to this item is incorporated by reference herein from Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Information”.

ITEM 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 (b) of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Except for the addition of the risk factors set forth below, there have been no material changes made to the risk factors listed in “Item 1A — Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2008, and Quarterly Reports on Form 10-Q for the quarters ended September 30, 2008 and December 31, 2008.
We could experience additional losses in connection with our long-term investments as a result of the lack of liquidity of these investments and negative financial position of the issuers of the securities.
During the quarter ended March 31, 2009, our long-term investments in auction rate securities were exchanged for preferred stock of a financial services company and a reinsurance company. These investments have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The issuers of these securities are not obligated to register these securities. There is no regular trading market for these securities. As a result, we will have limited ability to liquidate these investments. This lack of liquidity, as well as negative changes in the financial condition of the issuers of these securities and their credit ratings, has adversely impacted the value of these securities. In the third quarter of fiscal 2009, we recorded an additional $1.5 million other-than-temporary non-cash decline in the market value of these securities. In the event that the financial condition of these issuers should continue to deteriorate and/or the issuers are unable to continue to pay interest/dividends in the future, we may have to record additional impairment charges relating to these securities, which would negatively impact our stockholders’ equity and net income. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Because of the global economic crisis, we have experienced an increase in order cancellations and a decrease in new orders.
We have experienced an increase in the number of booked orders that were delayed or cancelled and a decrease in orders generally from our automotive customers because of the global recession and the significant decline in automotive sales worldwide. On April 30, 2009, Chrysler LLC filed for Chapter 11 bankruptcy protection in the United States. General Motors Corporation has until the end of May 2009 to complete its restructuring under deadlines imposed by the United States government. The severely distressed financial conditions of the automotive manufacturers in the North American market, and the uncertainty associated with the future of General Motors Corporation and Chrysler LLC could result in additional order cancellations, further sales declines or one or more of our automotive customers ceasing or significantly reducing their business with us. In addition, the Company has experienced a slowdown in the rate of growth of its commercial products sales as a result of general economic conditions.
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

Perceptron, Inc. (Registrant)
Date: May 8, 2009	By:	/S/ Harry T. Rittenour
Harry T. Rittenour
President and Chief Executive Officer

Date: May 8, 2009	By:	/S/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2009	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Controller and Chief Accounting Officer (Principal Accounting Officer)