Form 10-K
period 2009-06-30
PERCEPTRON INC/MI
filed 2009-09-25
CIK 887226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______.
Commission File Number: 0-20206
PERCEPTRON, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2381442 (I.R.S. Employer Identification No.)
47827 Halyard Drive
Plymouth, Michigan 48170-2461
(Address of Principal Executive Offices)
(734) 414-6100
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value Rights to Purchase Preferred Stock	The NASDAQ Stock Market LLC (NASDAQ Global Market)
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
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
Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The aggregate market value of the voting stock held as of the registrant’s most recently completed second fiscal quarter by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2008, as reported by the NASDAQ Global Market, was approximately $29,100,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).
The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 18, 2009, was 8,901,227.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:

Proxy Statement for 2009	Part III, Items 10-14
Annual Meeting of Shareholders

PART I
ITEM 1: BUSINESS
ITEM 1A: RISK FACTORS
ITEM 1B: UNRESOLVED STAFF COMMENTS
ITEM 2: PROPERTIES
ITEM 3: LEGAL PROCEEDINGS
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6: SELECTED FINANCIAL DATA
ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
ITEM 9A(T): CONTROLS AND PROCEDURES
ITEM 9B: OTHER INFORMATION
PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11: EXECUTIVE COMPENSATION
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENC
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

ITEM 1:	BUSINESS
General
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact measurement and inspection solutions for industrial and commercial applications. Perceptron’s Technology Products provide innovative solutions for scanning and inspection, serving industrial, trade and consumer applications. The Company’s Automated Systems Products provide solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement and inspection applications. Automotive and manufacturing companies throughout the world rely on Perceptron’s metrology solutions to help them manage their complex manufacturing processes to improve quality, shorten product launch times and reduce overall manufacturing costs. The Company also offers Value Added Services such as training and customer support services.
Among the solutions offered by the Company are: 1) Laser-based, non-contact gauging systems that provide 100% in-line measurement for reduction of process variation; 2) Laser-based, non-contact systems that guide robots in a variety of automated assembly applications; 3) Laser-based, non-contact 3-D scanning systems that eliminate costly and complex mechanical devices; 4) Technology products and software for the Coordinate Measurement Machine (“CMM”), portable CMM, wheel alignment, reverse engineering, digitizing, inspection and forest products industry; and 5) Electronic inspection products, distributed through wholesale and retail distribution networks targeting professional tradesmen.
The Company’s current principal products are based upon proprietary three-dimensional image processing and sophisticated feature extraction software algorithms combined with the Company’s three-dimensional object imaging family of sensors. The Company’s technology uses structured laser light triangulation techniques to obtain accurate three-dimensional measurements.
The Company is continuing to introduce new lines of electronic inspection products, also referred to in the Form 10-K as commercial products. The new lines are currently being sold to two original equipment manufacturers (“OEMs”). The products leverage the Company’s strong technical expertise in electronics, optics, and image processing.
The Company was incorporated in Michigan in 1981 and is headquartered at 47827 Halyard Drive, Plymouth, Michigan 48170-2461, (734) 414-6100. The Company also has operations in Munich, Germany; Voisins le Bretonneux, France; Barcelona, Spain; Sao Paulo, Brazil; Tokyo, Japan; Shanghai, China; Singapore and Chennai, India.
Markets
The Company services two major markets, the automotive industry and the professional tool market.
The Company has product offerings encompassing virtually the entire automobile manufacturing process, including product development, manufacturing process development and implementation, stamping and fabrication, body shop, trim, chassis and final assembly.
The Company has professional tool products targeting the mechanic and plumbing markets that are distributed through two strategic partners, Snap-on Logistics Company (“Snap-on”) and Ridge Tool Company (“Ridge Tool”).
Products and Applications
Technology Products
ScanWorks®: The Company provides ScanWorks® products to a variety of markets through third party original equipment manufacturers (“OEMs”), system integrators and value-added resellers (“VARs”). These products target the digitizing, reverse engineering, and inspection markets. ScanWorks® is a hardware/software component set that allows customers to add digitizing capabilities to their machines or systems. The use of the ScanWorks® software and the Contour Probe® sensor enables users to collect, display, manipulate and export large sets of “point cloud data” from optical tracking devices, portable CMMs or CMMs. The majority of ScanWorks® sales occur outside of the automotive industry.
ToolKit is a software solution enabler used by CMM manufacturers, system integrators and application software developers. It enables the integration of Perceptron’s laser-based scanning technology into their proprietary systems.

WheelWorks®: WheelWorks® software and sensors offer a fast, accurate, non-contact method of measuring wheel position for use in automated or manual wheel alignment machines in automotive assembly plants. The Company supplies sensors and software to multiple wheel alignment machine OEMs in Europe, Asia and North America who sell to automotive manufacturers.
Commercial Products: The Company has developed a family of products and accessories referred to as commercial products. The products leverage the Company’s strong technical expertise in electronics, optics, and image processing. The Company has two partners in the distribution and sales of its commercial products – Snap-on and Ridge Tool.
The Company has developed two main products and accessories for Snap-on. The initial product sold by Snap-on, the BK5500 Visual Inspection Device, was launched in the fourth quarter of fiscal 2008 and is a live video scope for use in inspection of small openings in automobiles, trucks and many other applications. In fiscal 2009, a second product was introduced under the BK6000 name which adds the capability to capture digital photos and live video to an SD card or a transfer of the images through a USB connection to a computer. Snap-on’s distribution is principally through their network of franchisee trucks as well as their industrial distribution network in the United States, Canada, Europe and Asia.
The Company has two main products marketed by Ridge Tool under the product names SeeSnake® micro™ and microEXPLORER™ for professional tradesmen. The SeeSnake® micro™ and microEXPLORER™ are optical technology tools that allow its user to see into unreachable places, via a liquid crystal display screen on a hand held unit. They are used to detect and diagnose problems a tradesperson may have beneath, behind, or in-between places that cannot otherwise be seen – such as around machinery, inside pipes, behind walls, inside ductwork, etc. Attachments also allow the user to retrieve loose objects via a hook or magnet. The microEXPLORER™ adds the capability of capturing digital images. These products are sold by Ridge Tool to professional tradesmen through distribution channels in the United States, Canada, Europe and Asia.
For information regarding net sales, operating income and net assets of the Company’s two business segments, Automated Systems and Technology Products, see Note 11 of the Notes to the Consolidated Financial Statements “Segment and Geographic Information.”
Automated Systems
AutoGauge®: These systems are used in the assembly and fabrication plants of many of the world’s leading auto manufacturers and their suppliers to contain, correct and control the quality of body structures. AutoGauge® systems are placed directly in the manufacturing line or near the line to automatically measure critical dimensional characteristics of automotive vehicles, sub-assemblies and parts using non-contact, laser triangulation sensors. AutoGauge® can be installed as a “fixed system” with fixed-mounted sensors, as a “hybrid system” involving both fixed-mounted sensors and robot-mounted sensors, or as a “flexible system” utilizing only robot-mounted sensors. This ability provides automotive manufacturers with the flexibility to measure multiple vehicle styles or part types on a single manufacturing line while maintaining their high-speed production rates.
AutoFit®: These systems are used in automotive manufacturing plants to contain, correct and control the fit of exterior body panels. The system automatically measures, records and displays the gap and flushness of parts most visible to the automobile consumer such as gaps between front and rear doors, hoods and fenders, and decklids and rear quarter panels. The Company’s laser triangulation sensors have been enhanced to enable gap and flushness to be measured in several parts of the manufacturing process: in the body shop during assembly of non-painted vehicles, and in the final assembly area after the vehicle has been painted. AutoFit® has the ability to measure vehicles while in motion along the assembly line or in a stationary position.
AutoScan®: These systems provide a fast, non-contact method of gathering data for the analysis of the surface contour of a part or product such as automotive closure panels including doors, decklids, and hoods. These systems use robot mounted sensors specifically designed to “scan” a part as the robot moves throughout its path. The AutoScan® system collects the “point cloud data” required for contour analysis and dimensional feature extraction. This allows the part’s shape to be automatically scanned and compared to a computer-generated design and to report specific measurements on the part.
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

Value Added Services: The Company provides additional services including: training, field service, launch support services, consulting services, maintenance agreements, repairs, and software tools.
Sales and Marketing
The Company markets its products directly to end user customers, and through manufacturing line builders, system integrators, VARs and OEMs.
The Company provides its ScanWorks® and WheelWorks® products to selected system integrators, OEMs and VARs that integrate them into their own systems and products for sales to end user customers. The Company’s commercial products are sold to Snap-on and Ridge Tool who provide the distribution, marketing and promotion of the products through their distribution networks. The Company’s Automated Systems sales efforts are led by account managers who develop a close consultative selling relationship with the Company’s customers.
The Company sells its Technology Products to a variety of markets through OEMs, system integrators and VARs. These Technology Products target the digitizing, reverse engineering and inspection markets. The Company’s commercial products are currently sold to Snap-on and Ridge Tool for distribution through their wholesale and retail distribution networks. The Company’s Supply Agreement with Ridge Tool, which was scheduled to expire on September 1, 2009, has been extended until October 31, 2009. The Company and Ridge Tool are in discussions related to each other’s future business needs. There can be no assurances that Ridge Tool will continue as a distributor of our commercial products beyond October 31, 2009. The Company has been, and is currently in, discussions with multiple potential strategic customers in distinct market segments to distribute commercial products designed specifically for their markets. During the fiscal year ended June 30, 2009, sales to Snap-on and Ridge Tool were 19.6% and 18.1%, respectively, of the Company’s total net sales. At June 30, 2009, accounts receivable from Snap-on and Ridge Tool totaled approximately $1.3 million and $473,000, respectively.
The Company’s principal customers for its Automated Systems products have historically been automotive companies that the Company either sells to directly or through manufacturing line builders, system integrators or OEMs. The Company’s Automated Systems products are typically purchased for installation in connection with new model retooling programs undertaken by these companies. Because sales are dependent on the timing of customers’ re-tooling programs, sales by customer vary significantly from year to year, as do the Company’s largest customers. For the fiscal year ended June 30, 2009, approximately 25% of total net sales were derived from the Company’s four largest automotive customers (Volkswagen Group, General Motors, Ford Motor, and BMW). For the fiscal year ended June 30, 2008 approximately 26% of total net sales were derived from the Company’s four largest automotive customers (General Motors, Volkswagen Group, Chrysler, and BMW). For the fiscal year ended June 30, 2007, approximately 31%, of total net sales were derived from the Company’s four largest automotive customers (Volkswagen Group, General Motors, DaimlerChrysler and BMW). The Company also sells to manufacturing line builders, system integrators or OEMs, who in turn sell to these same automotive companies. For the fiscal year ended June 30, 2009, 2008 and 2007, approximately 8%, 7% and 12%, respectively, of net sales were to manufacturing line builders, system integrators and OEMs for the benefit of the same four automotive companies. These numbers reflect consolidations that have occurred within the Company’s four largest automotive customers. During the fiscal year ended June 30, 2009, direct sales to Volkswagen Group accounted for approximately 15.3% of the Company’s total net sales. At June 30, 2009, accounts receivable from Volkswagen Group totaled approximately $2.0 million.
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

International Operations
Europe: The Company’s European operations contributed approximately 31%, 33%, and 43%, of the Company’s net sales during the fiscal years ended June 30, 2009, 2008 and 2007, respectively. The Company’s wholly-owned subsidiary, Perceptron Europe B.V. (“Perceptron B.V.”), formed in The Netherlands, holds a 100% equity interest in Perceptron (Europe) GmbH (“Perceptron GmbH”). Perceptron GmbH is located in Munich, Germany and is the operational headquarters for the European market. Perceptron GmbH holds a 100% interest in Perceptron E.U.R.L. located in Voisins le Bretonneux, France and a 100% interest in Perceptron Iberica SL located in Barcelona, Spain. At June 30, 2009, the Company employed 57 people in its European operations.
Asia: The Company operates direct sales, application and support offices in Tokyo, Japan, Shanghai, China and Singapore to service customers in Asia. In fiscal 2009, the Company opened a direct sales, application and support office in Chennai, India.
South America: The Company has a direct sales, application and support office in Sao Paulo, Brazil to service customers in South America.
The Company’s foreign operations are subject to certain risks typically encountered in such operations, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic and local policies of foreign governments, and the laws and policies of the U.S. and local governments affecting foreign trade and investment. For information regarding net sales and identifiable assets of the Company’s foreign operations, see Note 11 of the Notes to the Consolidated Financial Statements, “Segment and Geographic Information”.
Competition
The principal competitive factors for the Company’s Technology Products are a competitive price for the level of functionality and reliability provided. The Company believes its Technology Products are well focused technologically and ergonomically toward the targeted end user’s requirements. The Company believes that its Automated Systems products provide the best and most complete solutions to its customers in terms of system capabilities and support, at a competitive price for the value provided, which it believes are the principal competitive factors. The Company does not have any competitors that sell all of the Automated Systems products in all three global regions. Rather, there are a number of companies that sell competitive versions of certain of the Company’s products in one or two of the three regions in which the Company operates.
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
Backlog
As of June 30, 2009, the Company had a backlog of $17.4 million, compared to $25.4 million at June 30, 2008. Most of the backlog is subject to cancellation by the customer. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in its backlog by June 30, 2010.
Research and Development
The Company has multiple development initiatives focused on new products to: increase market share penetration in existing markets; expand into new adjacent markets and to diversify into new, non-adjacent markets. The Company also has multiple development initiatives focused on the continuous improvement of our existing products and systems to: reduce material and installation costs; enhance performance; add new features and functionality; and to incorporate appropriate new technologies as they emerge.
Research and development efforts in the Technology Products segment include new commercial products that use advance technology and products for use in additional industries. The Company’s Automated Systems research, development and engineering activities are currently focused on: high-accuracy, laser-based sensors; high-accuracy, high-throughput scanning sensors; complex feature recognition algorithms; specialized three-dimensional metrology software; manufacturing process display and analysis software; control system and robotic interface software; and related cell and system hardware. As of June 30, 2009, 47 persons employed by the Company were focused primarily on research, development and engineering.

For the fiscal years ended June 30, 2009, 2008 and 2007, the Company’s research, development and engineering expenses were $8.0 million, $8.6 million and $7.9 million, respectively.
Patents, Trade Secrets and Confidentiality Agreements
As of June 30, 2009, the Company has been granted 32 U.S. patents and has pending 13 U.S. patent applications, which relate to various products and processes manufactured, used, and/or sold by the Company, including 11 patents and 12 patent applications relating to its Technology Products. The Company also has been granted 16 foreign patents in Canada, Europe and Japan and has 11 patent applications pending in foreign locations, including 8 patents and 4 patent applications relating to its Technology Products. The U.S. patents expire from 2009 through 2027 and the Company’s existing foreign patent rights expire from 2010 through 2028. In addition, the Company holds perpetual licenses to more than 35 other U.S. patents including rights to practice 6 patents for non-forest product related applications that were assigned to USNR in conjunction with the sale of the Forest Products business unit in 2002. The expiration dates for these licensed patents range from 2009 to 2020.
The Company has registered, and continues to register, various trade names and trademarks including Perceptron®, AutoGauge®, IPNet®, AutoFit®, AutoGuide®, AutoScan®, AutoSolve®, Contour Probe®, ScanWorks®, TriCam®, WheelWorks®, Visual Fixturing® and Optical Snaketm, among others, which are used in connection with the conduct of its business.
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
Employees
As of June 30, 2009, the Company employed 229 persons, of whom 228 were employed on a full-time basis. None of the employees is covered by a collective bargaining agreement and the Company believes its relations with its employees to be good.
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
We have experienced an increase in the number of booked orders that were delayed or cancelled and a decrease in orders generally from our automotive customers because of the global recession and the significant decline in automotive sales worldwide. The severely distressed financial conditions of the automotive manufacturers in the North American market and the uncertainty associated with the future of General Motors Company and Chrysler Group LLC could result in additional order cancellations, further sales declines or one or more of our automotive customers ceasing or significantly reducing their business with us. In addition, the Company has experienced a slowdown in the rate of growth of its commercial products sales as a result of general economic conditions.
Recently implemented cost reduction actions may not be sufficient to improve profitability in the event sales for Automated Systems products continue to decline.
The cost reduction plans implemented in the quarter ended March 31, 2009 and in July 2009 may not be sufficient to offset continued declines in sales resulting from the current economic decline, particularly in the automotive industry, and return the Automated Systems segment to profitability. In that case, further cost reductions may be required, although because of certain fixed costs associated with some of our operations, the extent of future cost reductions may be limited. While we have attempted to implement cost reductions that will not be disruptive to the Company’s operations, the cost reductions implemented to date could have an unanticipated negative impact on the Company’s operations or financial results. In addition, the anticipated amount of cost savings from such actions is only an estimate. Actual cost savings could be less due to a number of factors, including the inability to reduce expenses to the level originally anticipated without disrupting the Company’s operations.
Current levels of market volatility are unprecedented and have adversely impacted the market price of our Common Stock.
The capital and credit markets have been experiencing extreme volatility and disruption over the past year. During the last year, the volatility and disruption reached unprecedented levels, which have exerted downward pressures on stock prices, including the market price of our Common Stock. Although there have been many widely reported government responses to these disruptions, there can be no assurances that they will be effective in restoring stock prices in general or the market price of our Common Stock.
Our future success is dependent upon our ability to implement our long-term growth strategy.
We realize that we are vulnerable to fluctuations in the global automotive industry. Our future success is dependent upon our ability to implement our long-term strategy to expand our customer base in our automotive markets and to expand into new markets. Currently, we are focusing on our plans to achieve sales growth in automotive markets through expansion in largely untapped geographic sales areas, including automotive markets in Asia and the expansion of our business with current customers in Japan. We also continue to explore opportunities for expansion into non-automotive markets through our existing and new Technology Products, including our new commercial products. However, there are a number of uncertainties involved in our long-term strategy over which we have no or limited control, including:

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
Even if we are able to expand our customer base and markets, the new revenues we derive may not offset declines in revenues from our current products, especially our AutoGauge® products and other products sold to automotive customers. We also may not be able to generate profits from these new customers or markets at the same level as we generate from our current business. There can be no assurance that we will be able to expand our customer base and markets or successfully execute our strategies in a fashion to maintain or increase our revenues and profits.
We have recently introduced a series of new products for sale in new markets. We could experience unanticipated difficulties in bringing these products to market that would adversely affect our financial results of operation and divert the attention of our management.
Since the end of fiscal year 2007, the Company has introduced a series of commercial products for wholesale and retail distribution that are manufactured in China through subcontractors. As a result, we could experience unforeseen difficulties including:
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
Since we are distributing these new products through a limited number of third party wholesale distributors, the level of revenues we derive from these products will be dependent on the success of these third parties in advertising, promoting and selling the products through their distribution channels. In addition, competitive products exist in these markets and new product offerings are being developed for these markets. The level of spending by our competitors in advertising, promoting and selling their products could exceed the levels spent by our distributors and could adversely impact sales of our products.
If our distributors ceased selling our products, we would have to find alternative wholesale purchasers or distributors for our products, which could substantially reduce, at least in the short-term, the revenues and profits anticipated to be derived by us from the products. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”
A significant percentage of our revenues are derived from a small number of customers, so that the loss of any one of these customers could result in a reduction in our revenues and profits.
A majority of our revenues are derived from the sale of systems and solutions to a small number of customers that consist primarily of automotive manufacturers and suppliers in North America and Western Europe. The remainder of our revenues are derived from the sale of commercial products to a small number of large North American customers engaged in the global distribution of commercial tools and products.
With such a large percentage of our revenues coming from such a small and highly concentrated group of customers, we are susceptible to a substantial risk of losing revenues if these customers stop purchasing our products or reduce their purchases of our products. In addition, we have no control over whether these customers will continue to purchase our products, systems and solutions in volumes or at prices sufficient to generate profits for us. We may also need to liquidate any excess inventory at prices below our normal margins.

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
We have significant operations outside of the United States and are currently implementing a strategy to expand our operations outside of the United States, especially in Asia.
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
A large portion of our revenues are generated from a limited number of sizeable orders that are placed by a small number of customers. If the timing of these orders is delayed from one quarter to the next or from one year to the next, we may experience fluctuations in our quarterly and annual revenues and operating results. Because our order terms vary from project to project, the application of the Company’s revenue recognition accounting policies to those orders can cause the timing for our recognition of revenue from an order to vary significantly between orders. This may cause our revenues and operating results to vary significantly from quarter to quarter and year to year.
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
During the fiscal year ended June 30, 2009, our long-term investments in auction rate securities were exchanged for preferred stock of a financial services company and a reinsurance company. These investments have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The issuers of these securities are not obligated to register these securities. There is no regular trading market for these securities. As a result, we will have limited ability to liquidate these investments. This lack of liquidity, as well as negative changes in the financial condition of the issuers of these securities and their credit ratings, has adversely impacted the value of these securities. In the third quarter of fiscal 2009, we recorded a $1.5 million other-than-temporary non-cash decline in the market value of these securities. In the event that the financial condition of these issuers should continue to deteriorate and/or the issuers are unable to continue to pay interest/dividends in the future, we may have to record additional impairment charges relating to these securities, which would negatively impact our stockholders’ equity and net income. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
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
Beginning with our annual report on Form 10-K for the fiscal year ending June 30, 2008, we were required by SEC rules to include a report of management on Perceptron’s internal control over financial reporting in our annual reports. In addition, our independent registered public accounting firm auditing our financial statements was required to provide an attestation report on our internal control for fiscal 2008.
In fiscal year 2009, the Company was not an accelerated filer and therefore was not required to have an attestation report from our independent registered public accounting firm on our internal control for fiscal 2009. However, current SEC rules will require such a report for fiscal 2010 and beyond. We expect to expend significant resources in future fiscal years in connection with ongoing compliance with these requirements, which could adversely affect our profitability.
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
In fiscal 2008 and fiscal 2009, management provided a positive report on our internal control over financial reporting and we received in fiscal 2008 an unqualified opinion from our independent registered public accounting firm regarding our internal control over financial reporting. In fiscal 2009, our auditors were not required to give an opinion on our internal control over financial reporting, but under current SEC rules, will be required to do so in fiscal 2010 and beyond. However, there can be no positive assurance that, in the future, management will provide a positive report on our internal control over financial reporting or that we will receive an unqualified opinion from our independent registered public accounting firm regarding our internal control over financial reporting. In the event we identify significant deficiencies or material weaknesses in our internal control that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements. This could cause our stock price to drop.
If the subcontractors we rely on for component parts or products delay deliveries or fail to deliver parts or products meeting our requirements, we may not be able to deliver products to our customers in a timely fashion and our revenues and profits could be reduced.
We rely on subcontractors for certain components of our products, including outside subcontracting assembly houses to produce the circuit boards that we use in our products. Our new commercial products are manufactured by several subcontractors located in China. As a result, we have limited control over the quality and the delivery schedules of components or products purchased from third parties. In addition, we purchase a number of component parts from single source suppliers. If our supplies of component parts or products meeting our requirements are significantly delayed or interrupted, we may not be able to deliver products to our customers in a timely fashion. This could result in a reduction in revenues and profits for these periods. The termination of or material change in the purchase terms of any single source supplier could have a similar impact on us. It is also possible, if our delay in delivering products to our customer is too long, the customer could cancel its order, resulting in a permanent loss of revenue and profit from that sale. From time to time, we have experienced significant delays in the receipt of certain components, including components for our ScanWorks® systems.
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
Perceptron’s principal domestic facilities consist of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company. In addition, the Company leases a 1,500 square meter facility in Munich, Germany and leases office space in Voisins le Bretonneux, France; Sao Paulo, Brazil; Tokyo, Japan; Singapore; Shanghai, China; and Chennai, India. The Company believes that its current facilities are sufficient to accommodate its requirements through fiscal 2010.

ITEM 3:	LEGAL PROCEEDINGS
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $5.8 million using a June 30, 2009 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. The Company intends to vigorously defend against GDS’ claims.
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Litigation and Other Contingencies” for a discussion of the Company’s accounting policies regarding legal proceedings and other contingencies.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.
PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Perceptron’s Common Stock is traded on The NASDAQ Stock Market’s Global Market under the symbol “PRCP”. The following table shows the reported high and low sales prices of Perceptron’s Common Stock for fiscal 2009 and 2008:

	Prices
	Low	High
Fiscal 2009
Quarter through September 30, 2008	$5.30	$9.26
Quarter through December 31, 2008	$2.25	$6.13
Quarter through March 31, 2009	$2.41	$4.19
Quarter through June 30, 2009	$2.85	$4.19

Fiscal 2008
Quarter through September 30, 2007	$8.42	$14.53
Quarter through December 31, 2007	$10.02	$16.08
Quarter through March 31, 2008	$8.65	$13.00
Quarter through June 30, 2008	$8.04	$13.34
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
The approximate number of shareholders of record on September 18, 2009, was 167.
The information pertaining to the securities the Company has authorized for issuance under equity plans is hereby incorporated by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information”. For more information about the Company’s equity compensation plans, see Note 9 of the Notes to the Consolidated Financial Statements, “Stock Based Compensation”, included in Item 8 of this report.

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
PERCEPTRON, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Fiscal Years Ended
	June 30,
	2009	2008	2007	2006	2005
Statement of Operations Data: [1]

Net sales	$61,536	$72,512	$62,252	$57,875	$54,892
Gross profit	20,908	29,819	26,404	27,287	25,907
Operating income (loss)	(4,845)	1,980	1,853	4,368	4,695
Income (loss) before income taxes	(5,560)	734	2,746	4,927	5,186
Net income (loss)	(3,525)	995	1,459	3,239	3,282

Earnings (loss) per share:
Basic	($0.40)	$0.12	$0.18	$0.38	$0.37
Diluted	($0.40)	$0.11	$0.17	$0.35	$0.35

Weighted average common shares outstanding:
Basic	8,860	8,490	8,114	8,582	8,766
Diluted	8,860	8,982	8,761	9,200	9,437

	As of June 30,
	2009	2008	2007	2006	2005
Balance Sheet Data:

Working capital	$39,833	$45,233	$42,364	$42,652	$41,100
Total assets	65,359	75,193	66,221	63,160	63,390
Shareholders’ equity	55,700	59,859	53,805	54,230	53,922

[1]	No cash dividends have been declared or paid during the periods presented.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT
We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13 to the Consolidated Financial Statements that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2010 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2010 and future cash flow requirements. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” in this report. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s Automated Systems segment products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s Automated Systems segment products have shorter lead times than other components and are required later in the process, orders for the Company’s Automated Systems segment products tend to be given later in the integration process. The Company’s Technology Products segment products are subject to the timing of firm orders from its customers, which may change on a monthly basis. In addition, because the Company’s Technology Products segment products require short lead times from firm order to delivery, the Company purchases long lead time components before firm orders are in hand. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products and expand into new geographic markets. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.
Overview
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and markets non-contact metrology solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement and inspection applications. Perceptron’s product offerings are designed to improve quality, increase productivity and decrease costs in manufacturing and product development. Perceptron also produces innovative technology solutions for scanning and inspection, serving industrial, trade and consumer applications. The solutions offered by the Company are divided into two groups: 1) The Technology Products Group made up of ScanWorks®, WheelWorks®, sensors for the forest products industry, and commercial products; and 2) The Automated Systems Group made up of AutoGauge®, AutoFit®, AutoScan®, and AutoGuide® products and training, consulting and non-warranty support services. The Company services multiple markets, with the largest being the automotive industry. The Company’s primary operations are in North America, Europe and Asia.
Fiscal 2009 sales of the Company’s Technology Products segment represented 51% of the Company’s total sales compared to 46% in fiscal 2008. The increased percentage represented both an increase in the Company’s commercial products sales that mitigated lower sales of WheelWorks® and ScanWorks® and the fact that the Company’s overall net sales were lower by $11.0 million in fiscal 2009 compared to fiscal 2008. The Company’s strategic commercial products initiative, which began in 2007, to reduce its reliance on the automotive market positioned the Company to better weather the global recession and the distressed financial conditions of automotive manufacturers in the North American market during fiscal 2009. During fiscal 2009, the Company saw an increase in sales of its commercial products due to sales by Snap-on Logistics Company (“Snap-on”) under the BK5500 name and the commercial products sold by Ridge Tool Company (‘Ridge Tool”) under the SeeSnake® micro™ and microEXPLORER™ Digital Inspection Camera names. In the fourth quarter, the Company began selling a new product to Snap-on marketed by Snap-on under the BK6000 name. The BK6000 includes advanced features over and above those of the BK5500 such as a larger LCD screen to improve viewing, video capture, digital zoom, an audio input jack, external SD card and mini-USB access, and a removable, rechargeable lithium ion battery. Also in the fourth quarter of fiscal 2009, two new accessories were sold to Snap-on to round out their family of products. The two accessories were the 8.5 mm UV imager used for easy detection of leaks and the 9 mm dual view imager that allows users to look either forward through the end of the imager head or look out from the side. The Company is continuing to invest in research and development for new commercial products and has engineering projects underway that should begin to have a positive effect on other Technology Products sales in the second half of fiscal 2010. The Company’s Supply Agreement with Ridge Tool, which was scheduled to expire on September 1, 2009, has been extended until October 31, 2009. The Company and Ridge Tool are in discussions related to each other’s future business needs. There can be no assurances that Ridge Tool will continue as a distributor of our commercial products beyond October 31, 2009, which would result in reduced revenues from Ridge Tool in fiscal 2010. Margins on the sale of inventory held for Ridge Tool could be reduced if additional costs were incurred, or if sales prices were lower, for sales to the Company’s customer. The Company has been, and is currently in, discussions with multiple potential strategic customers in distinct market segments to distribute commercial products designed specifically for their markets.
Fiscal 2009 sales of the Company’s Automated Systems segment represented 49% of the Company’s total sales compared to 54% in fiscal 2008. Significantly affecting fiscal 2009 Automated Systems sales was the global economic recession, the turbulent automotive market and the severely distressed financial condition of General Motors Company (“GM”) and Chrysler Group LLC (“Chrysler”) in North America. New vehicle tooling programs represent the most important selling opportunity for the Company’s automotive related sales, and the number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans. In fiscal 2009 the Company saw changes in new tooling programs, including reductions in scope and timing that resulted in several of the Company’s orders being cancelled or delayed. Toward the end of the fourth quarter of fiscal 2009, the Company saw some early indications that may bode well for fiscal 2010 such as previously delayed projects now being scheduled for fiscal year 2010, increased interest by customers in the enhanced functionality that is being incorporated into the AutoGauge® product and increased business activity in Asia. The Company continued its investments in Asia during fiscal 2009 by opening a direct sales, application and support office in Chennai, India.
Outlook – The cost reduction actions implemented in January 2009 along with additional cost reductions in July 2009 are expected to reduce costs by approximately $5.4 million in fiscal 2010 and have positioned the Company to improve its financial performance in the current economic climate and to benefit from future improvements in the economy and global automotive sales. The cost reductions were implemented primarily in the Company’s Automated Systems business and did not affect the commercial products portion of the Company’s business. Although the Company expects the first quarter of fiscal 2010 to be another difficult quarter there have been some initial signs that conditions in the automotive industry have begun to improve. The Company is in a strong financial position to weather these economic times. At June 30, 2009, the Company had cash, cash equivalents and short-term investments of $23.9 million and no debt compared to $22.2 million of cash and cash equivalents and no debt at June 30, 2008.
Results of Operations
Fiscal Year Ended June 30, 2009, Compared to Fiscal Year Ended June 30, 2008
Overview – The Company reported a net loss of $3.5 million or $0.40 per diluted share, for the fiscal year ended June 30, 2009 compared with net income of $995,000, or $0.11 per diluted share, for the fiscal year ended June 30, 2008. Specific line item results are described below.
Sales – Net sales of $61.5 million for fiscal 2009 decreased $11.0 million, or 15.2%, compared with the same period one year ago. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

Sales (by segment)
(in millions)	2009		2008		Increase/(Decrease)
Automated Systems	$30.1	48.9%	$39.1	53.9%	$(9.0)	(23.0)%
Technology Products	31.4	51.1%	33.4	46.1%	(2.0)	(6.0)%

Totals	$61.5	100.0%	$72.5	100.0%	$(11.0)	(15.2)%

Sales (by location)
(in millions)	2009		2008		Increase/(Decrease)
Americas	$38.8	63.1%	$43.3	59.7%	$(4.5)	(10.4)%
Europe	19.3	31.4%	24.2	33.4%	(4.9)	(20.2)%
Asia	3.4	5.5%	5.0	6.9%	(1.6)	(32.0)%

Totals	$61.5	100.0%	$72.5	100.0%	$(11.0)	(15.2)%

The decrease of $9.0 million in fiscal 2009 Automated Systems sales compared to fiscal 2008 primarily occurred in the third and fourth quarters and was a direct reflection of the global economic conditions in the automotive industry. The decline occurred primarily in the Americas with lesser declines in Europe and Asia. During the fourth quarter of fiscal 2009, both General Motors Corporation and Chrysler LLC entered into bankruptcy in the United States. These bankruptcies and the process leading up to them disrupted the normal flow of orders and caused several projects to be put on hold or cancelled. Likewise other companies that supported these two automotive companies also took a wait and see position before committing to purchases. Of the $4.9 million decline in sales in Europe $1.5 million was due to lower foreign currency exchange rates in fiscal 2009 compared to fiscal 2008. Asian automotive companies instituted a freeze on capital spending beginning in the third quarter which continued through the fourth quarter. Technology Products’ sales decreased primarily from lower sales in WheelWorks® and ScanWorks®, also due to global economic conditions, which were partially mitigated by increased sales of commercial products.
Bookings – Bookings represent new orders received from customers. During fiscal 2009 the Company had new order bookings of $53.5 million compared with new order bookings of $75.0 million during fiscal 2008. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

Bookings (by segment)
(in millions)	2009		2008		Increase/(Decrease)
Automated Systems	$27.5	51.4%	$43.4	57.9%	$(15.9)	(36.6)%
Technology Products	26.0	48.6%	31.6	42.1%	(5.6)	(17.7)%

Totals	$53.5	100.0%	$75.0	100.0%	$(21.5)	(28.7)%

Bookings (by location)
(in millions)	2009		2008		Increase/(Decrease)
Americas	$29.6	55.3%	$41.9	55.9%	$(12.3)	(29.4)%
Europe	21.8	40.8%	26.5	35.3%	(4.7)	(17.7)%
Asia	2.1	3.9%	6.6	8.8%	(4.5)	(68.2)%

Totals	$53.5	100.0%	$75.0	100.0%	$(21.5)	(28.7)%

Bookings began fiscal year 2009 stronger than in fiscal 2008 and declined thereafter. Bookings in the first quarter were higher than in the first quarter of 2008 by $2.9 million. Second quarter bookings declined by $5.2 million while third quarter bookings declined the most at $11.7 million. While fourth quarter bookings declined by $7.4 million, the decline was less than in the third quarter. Bookings decreased in both segments in all locations. The significant decrease in Automated Systems bookings was primarily in the Americas reflecting the severe negative economic conditions in the automotive industry. The decline in Technology Products bookings occurred primarily in WheelWorks® and ScanWorks® while commercial products bookings were flat year over year. The overall decline in Technology Products was primarily in the Americas and Europe and to a lesser extent in Asia.
Backlog – Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $17.4 million as of June 30, 2009 compared with $25.4 million as of June 30, 2008. The following tables set forth comparison data for the Company’s backlog by segment and geographic location.

Backlog (by segment)
(in millions)	2009		2008		Increase/(Decrease)
Automated Systems	$15.0	86.2%	$17.4	68.5%	$(2.4)	(13.8)%
Technology Products	2.4	13.8%	8.0	31.5%	(5.6)	(70.0)%

Totals	$17.4	100.0%	$25.4	100.0%	$(8.0)	(31.5)%

Backlog (by location)
(in millions)	2009		2008		Increase/(Decrease)
Americas	$5.7	32.7%	$14.9	58.7%	$(9.2)	(61.7)%
Europe	11.1	63.8%	8.6	33.8%	2.5	29.1%
Asia	0.6	3.5%	1.9	7.5%	(1.3)	(68.4)%

Totals	$17.4	100.0%	$25.4	100.0%	$(8.0)	(31.5)%

The Company generally expects to be able to fill substantially all of the orders in backlog during the following twelve months. The decline in Automated Systems backlog was primarily in value-added services. The decrease in Technology Products was primarily in commercial products and reflected the fact that the Company is off backorder status for these products. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer.
Gross Profit – Gross profit was $20.9 million, or 34% of sales, in the fiscal year ended June 30, 2009, as compared to $29.8 million, or 41.1% of sales, in the fiscal year ended June 30, 2008. The decline in the gross profit percentage in fiscal 2009 compared to fiscal 2008 was primarily due to lower margins in Automated Systems which was principally a function of the lower sales level and the relatively fixed labor and related costs for this business segment. During fiscal 2009, the Company conducted a global inventory review to consolidate inventory management and levels for its Automated Systems and its ScanWorks® products. As a result of this review, cost of goods sold was negatively impacted by a charge of $1.1 million in fiscal 2009 for obsolete and excess inventory compared to a charge of $453,000 in fiscal 2008. The weaker Euro exchange rate in fiscal 2009 compared to fiscal 2008 also negatively impacted gross margin by approximately $800,000.
Selling, General and Administrative (SG&A) Expenses – SG&A expenses in fiscal 2009 were $16.7 million, compared with $19.3 million in fiscal 2008. Of the $2.6 million decrease, approximately $600,000 was due to costs recorded in fiscal 2008 related to the retirement of a former executive of the Company and $500,000 related to implementing Section 404 of the Sarbanes Oxley Act relating to internal controls over financial reporting. The remaining $1.5 million decrease was primarily due to lower costs in salaries, benefits, travel and entertainment, advertising and sales promotions resulting from the cost reduction actions the Company took in January 2009. Partially offsetting these decreases in fiscal 2009 was a $486,000 charge for bad debt expense compared to a credit to bad debt expense of $171,000 in fiscal 2008. In addition, the weaker Euro exchange rate had the effect of reducing expenses in fiscal 2009 by approximately $400,000.
Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $8.0 million for fiscal 2009, compared with $8.6 million for fiscal 2008. The decrease was primarily due to reductions in engineering and R&D expenses in the Company’s Automated Systems business segment. Reductions occurred in contract services, engineering materials and salaries. Engineering and R&D costs for the Company’s new commercial products line increased in fiscal 2009 by approximately $100,000 over fiscal 2008 principally for added personnel in product development.
Interest Income, net – Net interest income was $709,000 in fiscal 2009, compared with $1.0 million in fiscal 2008. The decrease in interest income for fiscal year 2009 compared to fiscal 2008 was principally due to lower interest rates during fiscal 2009.
Foreign Currency Gain (Loss) – There was a net foreign currency gain of $64,000 in fiscal 2009 compared with $287,000 in fiscal 2008. The effect in fiscal 2009 was a result of foreign currency gains related to the Yen that was mitigated by foreign currency losses related to both the Real and Euro. The foreign currency gain in fiscal 2008 related to changes in the Yen and Euro. Foreign currency effects are primarily due to the change in foreign exchange rates between the time that the Company’s foreign subsidiaries received material denominated in U.S. dollars and when funds were converted to pay for the material received.
Impairment on Long-Term Investment – During fiscal 2009 the Company’s long-term investments were exchanged for preferred stock of the issuers and the Company determined that these investments had been other-than-temporarily impaired. Based on an independent valuation, the Company wrote down the value of these investments by $728,000 and reclassified $767,000 from other comprehensive income for a total other-than-temporary charge of $1.5 million compared to a write-down in fiscal 2008 of $2.6 million. See Note 1 of the Notes to the Consolidated Financial Statements, “Long and Short-term Investments”.
Income Taxes – The effective income tax rate of 36.6% for fiscal 2009 compares to (35.6%) for fiscal 2008. Income taxes for fiscal 2008 included the recognition of a $619,000 tax benefit associated with reversing a valuation allowance related to certain tax credits in North America. The effective tax rate for fiscal 2008 excluding this item was 48.8%. In addition, the Company is not able to record a tax benefit for non-cash stock-based compensation expense related to incentive stock options and the Company’s Employee Stock Purchase Plan, which had the effect of decreasing the effective tax benefit rate in fiscal 2009 by 0.1% and increasing the effective tax rate in fiscal 2008 by 6.0%. The balance of the change in the effective tax rate reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their respective tax rates. See Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”.
Fiscal Year Ended June 30, 2008, Compared to Fiscal Year Ended June 30, 2007
Overview – The Company reported net income of $995,000 or $0.11 per diluted share, for the fiscal year ended June 30, 2008 compared with net income of $1.5 million, or $0.17 per diluted share, for the fiscal year ended June 30, 2007. Specific line item results are described below.
Sales – Net sales of $72.5 million for fiscal 2008 were up $10.2 million, or 16.4%, compared with the same period one year ago. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

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

The decrease in fiscal 2008 Automated Systems sales compared to fiscal 2007 was attributable to the turbulent economic conditions in the automotive markets in the Americas and Europe, partially offset by increased sales in Asia. During fiscal 2008, significantly higher gas prices and the generally stagnant U.S. economy caused car companies to lose sales which prompted additional cutbacks in capital spending, new vehicle tooling programs and plant closings. The manufacturers’ shift of production to new and fuel efficient models represents a future opportunity for the Company. The sales increase in Asia was primarily in the Automated Systems segment. Mitigating the decrease in European sales was the strength of the Euro which had the effect of increasing sales by $2.9 million over fiscal 2007. Technology Products’ sales growth was primarily due to sales of the Company’s new commercial product and was the primary reason for the increase in sales in the Americas. ScanWorks® and WheelWorks® also showed increased sales over fiscal 2007.
Bookings – Bookings represent new orders received from customers. During fiscal 2008 the Company had new order bookings of $75.0 million compared with new order bookings of $66.4 million during fiscal 2007. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

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

Automated Systems backlog increased in all three geographic locations. The decrease in Technology Products backlog was primarily due to a lower backlog for the Company’s WheelWorks® product. Sales of WheelWorks® increased in fiscal 2008 compared to fiscal 2007, but bookings late in the year were less than one year ago resulting in a lower backlog. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer.
Gross Profit – Gross profit was $29.8 million, or 41.1% of sales, in the fiscal 2008, as compared to $26.4 million, or 42.4% of sales, in the fiscal year 2007. The decline in the gross profit percentage in fiscal 2008 compared to fiscal 2007 was principally due to lower margins in Automated Systems which was principally a function of the lower sales level and the relatively fixed overhead for this business segment. Also contributing to the lower gross profit percentage in fiscal 2008 was the increased sales of the Company’s commercial products, as a percentage of total sales, which generally have lower margins than those in Automated Systems. The favorable effect of the Euro exchange rate mitigated the lower gross profit percentage in fiscal 2008.
Selling, General and Administrative (SG&A) Expenses – SG&A expenses during fiscal 2008 were $19.9 million, compared with $17.3 million during fiscal 2007. Approximately $1.3 million of the increase in 2008 relates to items that the Company believes will not continue or will not continue at the same level in fiscal 2009. During the third quarter of fiscal 2008, the Company incurred costs of approximately $600,000 related to the retirement of the President of the Company that are not expected to repeat in fiscal 2009. During fiscal 2008, the Company incurred approximately $700,000 for professional fees related to complying with the requirements of Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting, which are expected to be significantly lower in fiscal 2009. Of the remaining $1.3 million of increase, approximately $565,000 related to sales promotions and advertising in technology products, $330,000 in legal and board fees primarily from the change in senior management in the third quarter, and approximately $372,000 for additional personnel and related expenses supporting the Company’s high growth initiatives in Asia and commercial products.
Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $8.6 million for the fiscal year ended June 30, 2008, compared with $7.9 million for fiscal 2007. The increase was primarily due to approximately $975,000 for higher salary, benefits, engineering materials, and travel for Technology Products, principally related to commercial product development. Lower engineering costs related to Automated Systems mitigated this increase.
Interest Income, net – Net interest income was $1,029,000 in fiscal 2008, compared with $958,000 in fiscal 2007. The increase in interest income for fiscal year 2008 compared to fiscal year 2007 was principally due to higher average investment balances during fiscal year 2008.

Foreign Currency Gain (Loss) – There was a net foreign currency gain of $287,000 in fiscal 2008 compared with a net foreign currency loss of $84,000 in fiscal 2007. The effect in both years was primarily due to the change in foreign exchange rates between the time that the Company’s foreign subsidiaries, principally in Europe and Japan, received material denominated in U.S. dollars and when funds were converted to pay for the material received.
Impairment on Long-Term Investment – In the quarter ended December 31, 2007, the Company determined that one of its investments in auction rate securities had been other-than-temporarily impaired and based on fair values provided by the Company’s broker, and therefore recorded a $2.6 million other-than-temporary decline in the market value of this investment. See Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Long and Short-Term Investments”.
Income Taxes – The effective income tax rate of (35.6%) for fiscal 2008 compares to 46.9% for fiscal 2007. Income tax for fiscal 2008 included the recognition of a $619,000 tax benefit associated with reversing a valuation allowance related to certain tax credits in North America. The effective tax rate for fiscal 2008 excluding this item was 48.8%. In addition, the Company is not able to record a tax benefit for non-cash stock-based compensation expense related to incentive stock options and the Company’s Employee Stock Purchase Plan, which had the effect of increasing the effective tax rate in fiscal 2008 and 2007 by 6.0% and 4.0%, respectively. The balance of the change in the effective tax rate reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their respective tax rates. See Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”.
Liquidity and Capital Resources
The Company’s cash and cash equivalents were $22.7 million at June 30, 2009 compared to $22.2 million at June 30, 2008. The cash increase of $497,000 for the fiscal year ended June 30, 2009, resulted primarily from $3.3 million from operations, less $1.2 million used to purchase short-term investments, $777,000 used for capital expenditures and $956,000 for the negative effect of exchange rate changes on cash.
The $3.3 million of cash from operations was primarily related to changes in assets and liabilities of $5.2 million, the add back of non-cash items such as the unrealized impairment on long-term investment of $1.5 million, depreciation and amortization expense of $1.4 million, stock compensation expense of $693,000 and allowance for doubtful accounts of $385,000 less non-cash changes in deferred income taxes of $2.5 million. The $5.2 million of cash generated from changes in assets and liabilities resulted primarily from $10.9 million of net receivables collections in fiscal 2009 from the higher sales and accounts receivable balance in the fourth quarter of fiscal 2008 compared to the fourth quarter of fiscal 2009. Mitigating the increase in cash from receivables was a $3.8 million use of cash for changes in other current assets and liabilities and increased inventory of $2.1 million. The increase in inventory in fiscal 2009 related to the Company’s commercial products that were no longer on backorder status. The $3.8 million use of cash for changes in other current assets and liabilities primarily related to a decrease in accrued liabilities of $3.3 million, a decrease of $1.6 million in deferred revenue and a decrease of $594,000 in accrued compensation which were partially offset by a decrease of approximately $1.7 million in supplier deposits related to the Company’s commercial products. Cost reduction actions and timing of payments were the primary reason for the $3.3 million decrease in accrued liabilities. Deferred revenue decreased as a result of the number of projects completed by year end and lower Automated Systems sales during the last half of fiscal 2009 because of the global economic conditions in the automotive industry during that time. The decrease in accrued compensation was primarily related to payments made related to the retirement of the Company’s former president. See Note 12 of the Notes to the Consolidated Financial Statements, “Accrued Compensation”.
The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During fiscal year 2009, the Company decreased its reserve for inventory obsolescence by a net $658,000, which resulted from the disposal of $1.7 million of inventory exceeding additional reserves for obsolescence of approximately $1.1 million.
The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During fiscal year 2009, the Company increased its provision for bad debts by $486,000 and wrote off $111,000 of receivables.
Financing activities during fiscal year 2009 reflected $186,000 received under the Company’s stock plans.
The Company has a $6.0 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2010. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a

Eurodollar-based Advance or as a Prime-based Advance if the Eurodollar-based Advance is not available. Interest on Eurodollar-based Advances is calculated currently at 1.88% above the Eurodollar Rate offered at the time and for the period chosen and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during any period of time during which the Eurodollar-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, currently at the greater of 1/4% above prime rate or 1% above the Federal Funds Rate. Quarterly, the Company pays a commitment fee of .075% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $42.2 million as of June 30, 2009 and to have no advances outstanding for 30 consecutive days each calendar year. At June 30, 2009, the Company had no borrowings outstanding.
At June 30, 2009, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 Euros (equivalent to $422,000 at June 30, 2009). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2009, GmbH had no borrowings outstanding.
See Item 3, “Legal Proceedings” and Note 6 of the Notes to the Consolidated Financial Statements, “Contingencies”, for a discussion of certain contingencies relating to the Company’s liquidity, financial position and results of operations. See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies”.
At June 30, 2009, the Company holds long-term investments, with an original cost of $6.3 million, in preferred stock investments. During the quarter ended March 31, 2009, the Company’s long-term investments in auction-rate securities totaling $6.3 million at cost were exchanged for preferred stock. The preferred shares now owned by the Company are preference shares that are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company estimated that the fair market value of these investments at June 30, 2009 was $2.2 million based on an independent valuation performed by an external independent valuation firm in conjunction with an internal discounted cash flow analysis. The fair market analysis considered the following key inputs, (i) the underlying structure of each security; (ii) the present value of the future principle and dividend payments discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of each security could return to its cost and be sold. Under Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” such valuation assumptions are defined as Level 3 inputs.
The Company recorded an other-than-temporary impairment charge of $1.5 million pertaining to the preferred stock investments in the quarter ended March 31, 2009 based on the Company’s assessment that it is likely that the fair value of these investments will not be fully recovered in the foreseeable future given the duration, severity, uncertain financial condition and near-term prospects of the issuers. During the quarter ended December 31, 2007, the Company determined that one of its investments in auction rate securities had been other-than-temporarily impaired and based on fair values provided by the Company’s broker, recorded a $2.6 million other-than-temporary decline in the market value of this investment.
Based on the Company’s current business plan, cash and cash equivalents of $22.7 million and $1.2 million in short-term investments at June 30, 2009 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity in these long-term investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2010 cash flow requirements.
The Company expects to spend approximately $1.5 million during fiscal year 2010 for capital equipment, although there is no binding commitment to do so. Based on the Company’s current business plan, including the introduction of new commercial products, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2010 cash flow requirements, except to the extent that the Company implements new business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.
The Company will consider evaluating business opportunities that fit its strategic plans. There can be no assurance that the Company will identify any opportunities that fit its strategic plans or will be able to enter into agreements with identified business opportunities on terms acceptable to the Company. The Company anticipates that it would finance any such business opportunities from available cash on hand, issuance of additional shares of its stock or additional sources of financing, as circumstances warrant.

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
Inventories. Inventories are valued at the lower of cost or market; cost being determined under the first in, first out method. Provision is made to reduce inventories to net realizable value for excess and/or obsolete inventory. The Company reviews its inventory levels quarterly in order to identify obsolete and slow-moving inventory. The Company estimates excess or obsolete inventory based principally upon contemplated future customer demand for the Company’s products and the timing of product upgrades. The use of different assumptions in determining slow-moving and obsolete inventories would result in different charges to cost of sales in each period presented and could negatively affect the Company’s results of operations for the period. In addition, if actual experience differs materially from the Company’s estimates, the Company could be required to record large losses that could negatively affect the Company’s results of operations for the period. See Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – “Inventory”.
Long and Short-Term Investments. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and SEC topics and guidance. Investments with a maturity of greater than three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business.

Investments available for sale are recorded at market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. At each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment which involves significant judgment. In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the income statement. See Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Long and Short-term Investments”.
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
Product Warranty. The Company provides a reserve for warranty based on its experience and knowledge. Because the Company has limited historical claims experience in its line of commercial products, the Company provides for estimated warranty expenses at the time the new commercial products are sold to its customers based on knowledge of the industry in which the product is sold and actual experience with previous commercial products. Factors affecting the Company’s warranty liability include the number of units sold or in service and historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. If a special circumstance arises requiring a higher level of warranty reserve, the Company would make a special warranty provision commensurate with the facts. Management believes that the accounting estimate related to warranty reserves is a “critical accounting estimate” because changes in it could materially affect net income, and it requires management to estimate the frequency and amounts of future claims, which are inherently uncertain. Management’s policy is to continuously monitor its warranty liabilities to determine their adequacy. As a result, the warranty reserve is maintained at an amount management deems adequate to cover estimated warranty expense. Actual claims incurred in the future may differ from the original estimates, which may result in material revisions to the warranty reserve that could negatively or positively affect the Company’s results of operations for the period.
New Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – New Accounting Pronouncements”.
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[GRANT THORNTON LETTERHEAD]
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Perceptron, Inc.
We have audited the accompanying consolidated balance sheets of Perceptron, Inc. (a Michigan corporation) and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perceptron, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” effective July 1, 2007.
/s/ GRANT THORNTON LLP
Southfield, Michigan
September 25, 2009

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amount)

As of June 30,	2009	2008
ASSETS

Current Assets
Cash and cash equivalents	$22,654	$22,157
Short-term investments	1,241	—
Receivables:
Billed receivables, net of allowance for doubtful accounts of $603 and $228, respectively	8,975	16,948
Unbilled receivables	296	5,044
Other receivables	357	398
Inventories, net of reserves of $646 and $1,304, respectively	10,005	8,285
Deferred taxes	2,290	2,655
Other current assets	2,909	4,315

Total current assets	48,727	59,802

Property and Equipment
Building and land	6,013	6,013
Machinery and equipment	13,418	13,581
Furniture and fixtures	869	1,074

	20,300	20,668
Less – Accumulated depreciation and amortization	(13,763)	(13,407)

Net property and equipment	6,537	7,261

Long-Term Investments	2,192	3,104
Deferred Tax Asset	7,903	5,026

Total Assets	$65,359	$75,193

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,461	$2,257
Accrued liabilities and expenses	2,197	4,867
Accrued compensation	1,192	1,785
Income taxes payable	69	1,066
Deferred revenue	2,975	4,594

Total current liabilities	8,894	14,569

Long-term Liabilities
Accrued taxes	765	765

Total liabilities	9,659	15,334

Shareholders’ Equity
Preferred stock – no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,873 and 8,844, respectively	89	88
Accumulated other comprehensive income	718	2,232
Additional paid-in capital	40,914	40,035
Retained earnings	13,979	17,504

Total shareholders’ equity	55,700	59,859

Total Liabilities and Shareholders’ Equity	$65,359	$75,193

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

Years ended June 30,	2009	2008	2007
Net Sales	$61,536	$72,512	$62,252
Cost of Sales	40,628	42,693	35,848

Gross Profit	20,908	29,819	26,404

Operating Expenses
Selling, general and administrative	16,684	19,263	16,666
Engineering, research and development	8,012	8,576	7,885
Restructuring charge	1,057	—	—

Total operating expenses	25,753	27,839	24,551

Operating Income (Loss)	(4,845)	1,980	1,853

Other Income and (Expenses)
Interest income, net	709	1,029	958
Foreign currency gain (loss)	64	287	(84)
Impairment on long-term investment	(1,494)	(2,614)	—
Other	6	52	19

Total other income (expense)	(715)	(1,246)	893

Income (Loss) Before Income Taxes	(5,560)	734	2,746

Income Tax Benefit (Expense)	2,035	261	(1,287)

Net Income (Loss)	$(3,525)	$995	$1,459

Earnings (Loss) Per Common Share
Basic	($0.40)	$0.12	$0.18
Diluted	($0.40)	$0.11	$0.17

Weighted Average Common Shares Outstanding
Basic	8,860	8,490	8,114
Dilutive effect of stock options	—	492	647

Diluted	8,860	8,982	8,761

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

Years ended June 30,	2009	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(3,525)	$995	$1,459
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Depreciation and amortization	1,430	1,394	1,333
Stock compensation expense	693	609	815
Deferred income taxes	(2,462)	(1,238)	15
Impairment on long-term investment	1,494	2,614	—
Disposal of assets	21	43	306
Allowance for doubtful accounts	385	(497)	326
Changes in assets and liabilities
Receivables, net	10,858	4,696	(7,256)
Inventories	(2,095)	(83)	(1,007)
Accounts payable	332	(1,419)	2,523
Other assets and liabilities	(3,846)	1,318	(1,984)

Net cash provided from (used for) operating activities	3,285	8,432	(3,470)

Cash Flows from Financing Activities
Revolving credit borrowings	—	10	1,300
Revolving credit repayments	—	(10)	(1,300)
Proceeds from stock plans	186	3,087	1,601
Repurchase of company stock	—	—	(5,184)

Net cash provided from (used for) financing activities	186	3,087	(3,583)

Cash Flows from Investing Activities
Purchases of investments	(1,241)	—	(1,600)
Sales of investments	—	—	2,525
Capital expenditures	(777)	(1,527)	(1,247)

Net cash used for investing activities	(2,018)	(1,527)	(322)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(956)	1,287	290

Net Increase (Decrease) in Cash and Cash Equivalents	497	11,279	(7,085)
Cash and Cash Equivalents, July 1	22,157	10,878	17,963

Cash and Cash Equivalents, June 30	$22,654	$22,157	$10,878

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$73	$93	$1
Cash paid during the year for income taxes	586	379	795
The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	Paid-In	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balances, June 30, 2006	8,352	$84	$(15)	$39,111	$15,050	$54,230

Comprehensive income (loss)
Net income					1,459	1,459
Other comprehensive income
Foreign currency translation adjustments			967			967
Hedging			(83)			(83)

Total comprehensive income						2,343

Stock–based compensation				815		815
Stock plans	403	3		1,598		1,601
Stock repurchase	(613)	(6)		(5,178)		(5,184)

Balances, June 30, 2007	8,142	$81	$869	$36,346	$16,509	$53,805

Comprehensive income (loss)
Net income					995	995
Other comprehensive income
Foreign currency translation adjustments			2,679			2,679
Hedging			(734)			(734)
Unrealized loss on investment			(582)			(582)

Total comprehensive income						2,358

Stock–based compensation				609		609
Stock plans	702	7		3,080		3,087

Balances, June 30, 2008	8,844	$88	$2,232	$40,035	$17,504	$59,859

Comprehensive income (loss)
Net loss					(3,525)	(3,525)
Other comprehensive income
Foreign currency translation adjustments			(2,076)			(2,076)
Hedging			(20)			(20)
Reversal of unrealized loss on investment			582			582

Total comprehensive (loss)						(5,039)

Stock–based compensation				693		693
Stock plans	29	1		186		187

Balances, June 30, 2009	8,873	$89	$718	$40,914	$13,979	$55,700

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Operations
Perceptron, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) are involved in the design, development, manufacture, and marketing of information-based measurement and inspection solutions for process improvements primarily for the automotive industry. The Company also designs, develops and manufacturers visual inspection devices that are marketed primarily to professional trades people through marketing agreements with strategic partners.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain expenses totaling $682,000 and $596,000 were reclassified from selling, general and administrative to cost of sales for fiscal 2008 and 2007, respectively to conform to the current period presentation.
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
Foreign Currency
The financial statements of the Company’s wholly-owned foreign subsidiaries have been translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, with the functional currency being the local currency in the foreign country. Under this standard, translation adjustments are accumulated in a separate component of shareholders’ equity until disposal of the subsidiary. Gains and losses on foreign currency transactions are included in the consolidated statement of income under “Other Income and Expenses”.
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
Options to purchase 982,000, 279,000, and 281,000 shares of common stock outstanding in the fiscal years ended June 30, 2009, 2008 and 2007, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Fair value approximates carrying value because of the short maturity of the cash equivalents. At June 30, 2009, the Company had $22.7 million in cash and cash equivalents of which $10.6 million was held in foreign bank accounts.
Accounts Receivable and Concentration of Credit Risk
The Company markets and sells its products principally to automotive manufacturers, line builders, system integrators, original equipment manufacturers (“OEMs”) and value-added resellers. The Company’s accounts receivable are principally from a small number of large customers. The Company performs ongoing credit evaluations of its customers. Accounts receivable are generally due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Changes in the Company’s allowance for doubtful accounts are as follows (in thousands):

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2009	$228	$486	$111	$603
Fiscal year ended June 30, 2008	$673	$(171)	$274	$228
Fiscal year ended June 30, 2007	$352	$400	$79	$673
Long and Short-term Investments
The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and SEC topics and guidance. Investments with a maturity of greater than three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. Each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment which involves significant judgment. In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the income statement. If market, industry, and/or investee conditions deteriorate, future impairments may be incurred.
At June 30, 2009, the Company had $1.2 million of short-term investments in certificate of deposit holdings.
At June 30, 2009, the Company holds long-term investments, with an original cost of $6.3 million, in preferred stock investments. During the quarter ended March 31, 2009, the Company’s long-term investments in auction-rate securities totaling $6.3 million at cost were exchanged for preferred stock. The preferred shares now owned by the Company are preference shares that are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company estimated that the fair market value of these investments at June 30, 2009 was $2.2 million based on an independent valuation performed by an external independent valuation firm in conjunction with an internal discounted cash flow analysis. The fair market analysis considered the following key inputs, (i) the underlying structure of each security; (ii) the present value of the future principal and dividend payments discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of each security could return to its cost and be sold. Under Statement Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” such valuation assumptions are defined as Level 3 inputs.
The Company recorded an other-than-temporary impairment charge of $1.5 million pertaining to the preferred stock investments in the quarter ended March 31, 2009 based on the Company’s assessment that it is likely that the fair value of these investments will not be fully recovered in the foreseeable future given the duration, severity, and continued declining trend of the fair value of these securities, as well as the uncertain financial condition and near-term prospects of the issuers. During the quarter ended December 31, 2007, the Company determined that one of its investments in auction rate securities had been other-than-temporarily impaired and based on fair values provided by the Company’s broker, recorded a $2.6 million other-than-temporary decline in the market value of this investment. The following table summarizes the Company’s long-term investments (in thousands):

		Unrealized	Estimated
	Cost	Gains (Losses)	Fair Value
Long-Term Investments
June 30, 2009
Preferred Stock	$6,300	$4,108	$2,192

Long-Term Investments
June 30, 2008
Auction rate securities	$6,300	$3,196	$3,104
Inventory
Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.
During fiscal 2009, the Company conducted a global inventory review to consolidate inventory management and levels for its Automated Systems and its ScanWorks® products. As a result of this review, the Company recorded a charge of $1.1 million in fiscal 2009 for obsolete and excess inventory compared to a charge of $453,000 in fiscal 2008. The increase in finished goods inventory in fiscal 2009 related to the Company’s commercial products that were no longer on backorder status. Inventory, net of reserves of $646,000 and $1,304,000 at June 30, 2009 and June 30, 2008, respectively, is comprised of the following (in thousands):

	At June 30,
	2009	2008
Component parts	$2,651	$2,831
Work in process	90	227
Finished goods	7,264	5,227

Total	$10,005	$8,285

Changes in the Company’s reserves for obsolescence are as follows (in thousands):

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2009	$1,304	$1,075	$1,733	$646
Fiscal year ended June 30, 2008	911	453	60	1,304
Fiscal year ended June 30, 2007	554	421	64	911
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

Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash, short-term and long-term investments, accounts receivable, accounts payable, forward exchange contracts and amounts due to banks or other lenders, approximate their fair values at June 30, 2009 and 2008. Fair values have been determined through information obtained from market sources and management estimates.
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
Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Financial instruments held by the Company at June 30, 2009 include investments classified as held for sale, certificate of deposits and money market funds.
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
The following table presents the Company’s investments at June 30, 2009 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of SFAS No. 157.

(in thousands)	June 30, 2009	Level 1	Level 2	Level 3

Long Term Investments	2,192	—	—	$2,192
The following table presents the changes in the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for fiscal year 2009 and 2008. The Company’s Level 3 investments consist of preferred stock investments (see Note 1 – “Summary of Significant Accounting Policies – Long and Short-term Investments”).

(in thousands)	Level 3 Assets
Balance at June 30, 2008	$3,104
Other-than-temporary impairment charges	(1,494)
Reversal of temporary impairment charges	582

Balance at June 30, 2009	$2,192

(in thousands)	Level 3 Assets
Balance at June 30, 2007	$6,300
Other-than-temporary impairment charges	(2,614)
Temporary impairment charges	(582)

Balance at June 30, 2008	$3,104

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
Warranty
Automated Systems products generally carry a two or three-year warranty for parts and a one-year warranty for labor and travel related to warranty. Product sales to the forest products industry carry a three-year warranty for TriCam® sensors. Sales of ScanWorks® and ScanWorks® ToolKit have a one-year warranty for parts; sales of NCA products have a two-year warranty for parts; sales of the Company’s commercial products have either a two or three-year warranty for parts and labor. The Company provides a reserve for warranty based on its experience and knowledge. Because the Company has limited historical claims experience in its line of commercial products, the Company provides for estimated warranty expenses at the time the new commercial products are sold to its customers based on knowledge of the industry in which the product is sold and actual experience with previous commercial products. Factors affecting the Company’s warranty liability include the number of units sold or in service and historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. If a special circumstance arises requiring a higher level of warranty, the Company would make a special warranty provision commensurate with the facts.

	Beginning	Costs and	Less	Ending
(in thousands)	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2009	$480	$453	$632	$301
Fiscal year ended June 30, 2008	$263	$723	$506	$480
Fiscal year ended June 30, 2007	$200	$449	$386	$263
Advertising Expense
The Company charges advertising expense in the period incurred. As of June 30, 2009, 2008, and 2007, advertising expense was $442,000, $623,000, and $290,000, respectively.
Self–Insurance
The Company is self-insured for health, vision and short term disability costs up to a certain stop loss level per claim and on an aggregate basis of a percentage of estimated annual costs. The estimated liability is based upon review by management and an independent insurance consultant of claims filed and claims incurred but not reported.
New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). This standard establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification does not change current U.S. GAAP, but will significantly restructure the guidance into a topics-based structure. The Codification is effective for interim and annual periods ending on or after September 15, 2009. The Company does not expect this standard to have an impact on our consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual financial statements ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated results of operations, financial condition or financial disclosures.
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on our consolidated results of operations or financial condition.
In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP SFAS 115-2 and SFAS 124-2”) which provides operational guidance for determining other-than-temporary impairments for debt securities. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material impact on our consolidated results of operations or financial condition.
In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 extend the disclosure requirements of FASB SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting. SFAS 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized), except for those specifically listed in paragraph 8 of SFAS 107, when practicable to do so. These fair value disclosures must be presented together with the carrying amount of the financial instruments in a manner that clearly distinguishes between assets and liabilities and indicates how the carrying amounts relate to amounts reported on the balance sheet. An entity must also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated results of operations or financial condition.
On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157 in a market that is not active and provides factors to take into consideration when determining the fair value of an asset in an inactive market. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on our financial statements.
2. Leases
The Company leases building space, office equipment and motor vehicles under operating leases. Lease terms generally cover periods from two to five years and may contain renewal options. The following is a summary, as of June 30, 2009, of the future minimum annual lease payments required under the Company’s operating leases having initial or remaining non-cancelable terms in excess of one year (in thousands):

Year	Minimum Rentals
2010	$969
2011	707
2012	243
2013	34
2014 and beyond	4

Total minimum lease payments	$1,957

Rental expenses for operating leases in the fiscal years ended June 30, 2009, 2008 and 2007 were $1,256,000, $1,278,000 and $1,121,000, respectively.
3. Credit Facilities
The Company had no debt outstanding at June 30, 2009 and June 30, 2008.
The Company has a $6.0 million secured Credit Agreement with Comerica Bank, which expires on November 1, 2010. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Eurodollar-based Advance or as a Prime-based Advance if the Eurodollar-based Advance is not available. Interest on Eurodollar-based Advances is calculated currently at 1.88% above the Eurodollar Rate offered at the time and for the period chosen and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during any period of time during which the Eurodollar-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, currently at the greater of 1/4% above prime rate or 1% above the Federal Funds Rate. Quarterly, the Company pays a commitment fee of .075% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $42.2 million as of June 30, 2009 and to have no advances outstanding for 30 consecutive days each calendar year.
At June 30, 2009, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 Euros (equivalent to $422,000 at June 30, 2009). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2009, GmbH had no borrowings outstanding.
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
At June 30, 2009, the Company had no forward exchange contracts outstanding. During the fiscal year ended June 30, 2009, the Company recognized a loss of approximately $20,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts that matured on July 1, 2008. The objective of the hedge transactions was to protect designated portions of the Company’s net investment in its foreign subsidiary against adverse changes in the Euro/U.S. Dollar exchange rate. The Company assesses hedge effectiveness based on overall changes in fair value of the forward contract. Since the critical risks of the forward contract and the net investment coincide, the forward contracts were effective. The accounting for the hedges is consistent with translation adjustments where any gains and losses are recorded to other comprehensive income.
At June 30, 2008 and 2007, the Company had approximately $7.6 million and $6.7 million, respectively, of forward exchange contracts between the United States Dollar and the Euro with weighted average settlement prices of 1.52 and 1.34 Euro to each United States Dollar, respectively. The Company recognized a loss of $735,000 and $83,000, respectively in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the fiscal years ended June 30, 2008 and June 30, 2007, respectively.
5. Information About Major Customers
The Company has two segments: Automated Systems and Technology Products.
The Company’s principal customers for its Automated Systems products have historically been automotive companies that the Company either sells to directly or through manufacturing line builders, system integrators or OEMs. The Company’s Automated Systems products are typically purchased for installation in connection with new model retooling programs undertaken by these companies. Because sales are dependent on the timing of customers’ re-tooling programs, sales by customer vary significantly from year to year, as do the Company’s largest customers. For the fiscal year ended June 30, 2009, approximately 25% of total net sales were derived from the Company’s four largest automotive customers (Volkswagen Group, General Motors, Ford Motor, and BMW). For the fiscal year ended June 30, 2008 approximately 26% of total net sales were derived from the Company’s four largest automotive customers (General Motors, Volkswagen Group, Chrysler, and BMW). For the fiscal year ended June 30, 2007, approximately 31%, of total net sales were derived from the Company’s four largest automotive customers (Volkswagen Group, General Motors, DaimlerChrysler and BMW). The Company also sells to system integrators or OEMs, who in turn sell to these same automotive companies. For the fiscal year ended June 30, 2009, 2008 and 2007, approximately 8%, 7% and 12%, respectively, of net sales were to manufacturing line builders, system integrators and OEMs for the benefit of the same four automotive companies. These numbers reflect consolidations that have occurred within the Company’s four largest automotive customers. During the fiscal year ended June 30, 2009, direct sales to Volkswagen Group accounted for approximately 15.3% of the Company’s total net sales. At June 30, 2009, accounts receivable from Volkswagen Group totaled approximately $2.0 million.

The Company sells its Technology Products to a variety of markets through OEMs, system integrators and VARs. These Technology Products target the digitizing, reverse engineering and inspection markets. The Company’s commercial products are currently sold to Snap-on and Ridge Tool for distribution through their wholesale and retail distribution networks. During the fiscal year ended June 30, 2009, sales to Snap-on and Ridge Tool were 19.6% and 18.1%, respectively, of the Company’s total net sales. At June 30, 2009, accounts receivable from Snap-on and Ridge Tool totaled approximately $1.3 million and $473,000, respectively.
6. Contingencies
Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $5.8 million using a June 30, 2009 exchange rate. GDS and Carbotech filed and subsequently emerged from bankruptcy protection in Canada. The Company intends to vigorously defend against GDS’ claims.
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
7. 401(k) Plan
The Company has a 401(k) tax deferred savings plan that covers all eligible employees. The Company may make discretionary contributions to the plan. The Company’s contributions during the fiscal years ended June 30, 2009, 2008 and 2007, were $387,000, $541,000 and $539,000, respectively.
8. Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees may purchase shares of the Company’s common stock at 85% of its market value at the beginning of the six-month election period. Purchases are limited to 10% of an employee’s eligible compensation and the shares purchased are restricted from being sold for one year from the purchase date. At June 30, 2009, 114,738 shares remained available under the Plan. No shares were issued to employees during fiscal year 2009. During fiscal years 2008 and 2007, 10,429 and 12,401 shares, respectively, were issued to employees. The average purchase price per share was $7.78 and $6.41 in fiscal years 2008 and 2007, respectively. During fiscal years 2009, 2008 and 2007, the Company recorded non-cash stock based compensation expense of $8,000, $14,000 and $30,000, respectively, related to this plan.
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
The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $693,000, $609,000 and $815,000 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. This had the effect of decreasing net income by $461,000, or $0.05 per diluted share for the fiscal year ended June 30, 2009, $446,000 or $0.05 per diluted share for fiscal year 2008 and $647,000 or $0.07 per diluted share for fiscal year 2007. As of June 30, 2009, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1.1 million. The Company expects to recognize this cost over a weighted average vesting period of 2.61 years.

The Company received $59,000 in cash from option exercises under all share-based payment arrangements for the twelve months ended June 30, 2009. The actual tax benefit realized, that related to tax deductions for non-qualified options exercised and disqualifying dispositions under all share-based payment arrangements, totaled approximately, $16,000 for fiscal 2009.
The Company maintains a 1992 Stock Option Plan (“1992 Plan”) and 1998 Global Team Member Stock Option Plan (“1998 Plan”) covering substantially all company employees and certain other key persons and a Directors Stock Option Plan (“Directors Plan”) covering all non-employee directors. During fiscal 2005, shareholders approved a new 2004 Stock Incentive Plan that replaced the 1992 and Directors Plans as to future grants. No further grants are permitted to be made under the terms of the 1998 Plan. Options previously granted under the 1992, Directors and 1998 Plans will continue to be maintained until all options are exercised, cancelled or expire. The 2004, 1992 and Directors Plans are administered by a committee of the Board of Directors, the Management Development, Compensation and Stock Option Committee. The 1998 Plan is administered by the President of the Company.
Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units, or any combination thereof. The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, except as otherwise specified in the 2004 Stock Incentive Plan. As of June 30, 2009, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. Options outstanding under the Directors Plan are either an initial option or an annual option. Prior to December 7, 2004, initial options of 15,000 shares were granted as of the date the non-employee director was first elected to the Board of Directors and became exercisable in full on the first anniversary of the date of grant. Prior to December 7, 2004, annual options of 3,000 shares were granted as of the date of the respective annual meeting to each non-employee director serving at least six months prior to the annual meeting and become exercisable in three annual increments of 33 1/3% after the date of grant. Options under the Directors Plan expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.
Activity under these Plans is shown in the following tables:

	Fiscal Year 2009			Fiscal Year 2008
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value(1)		Exercise	Value(1)
Shares subject to option	Shares	Price	($000)	Shares	Price	($000)
Outstanding at beginning of period	1,291,037	$6.87		1,834,959	$6.53
New Grants (based on fair value of common stock at dates of grant)	243,100	$3.07		282,000	$9.85
Exercised	(13,680)	$5.19		(664,385)	$4.30
Expired	(53,477)	$5.27		(104,865)	$24.60
Forfeited	(31,388)	$7.79		(56,672)	$7.83

Outstanding at end of period	1,435,592	$6.30	$427	1,291,037	$6.87	$2,746
Exercisable at end of period	821,008	$5.99	$324	662,144	$5.08	$2,433

	Fiscal Year 2007
		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value(1)
Shares subject to option	Shares	Price	($000)
Outstanding at beginning of period	1,985,447	$6.13
New Grants (based on fair value of common stock at dates of grant)	334,070	$8.55
Exercised	(390,325)	$3.62
Expired	(49,993)	$26.67
Forfeited	(44,240)	$6.78

Outstanding at end of period	1,834,959	$6.53	$7,734
Exercisable at end of period	1,181,415	$5.92	$6,260

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2009, 2008 and 2007, were $16,000, $2,710,000 and $1,025,000, respectively. The total fair value of shares vested during the fiscal years ended June 30, 2009, 2008 and 2007, were $820,000, $919,000 and $843,000, respectively.

The estimated fair value as of the date options were granted during the periods presented using the Black-Scholes option-pricing model, was as follows:

	2009	2008	2007
Weighted Average Estimated Fair Value Per Share Of Options Granted During The Period	$1.15	$3.53	$3.08
Assumptions:
Amortized Dividend Yield	—	—	—
Common Stock Price Volatility	39.86%	32.93%	31.42%
Risk Free Rate Of Return	1.93%	3.90%	4.68%
Expected Option Term (in years)	5	5	5
The following table summarizes information about stock options at June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Shares	Contractual Life	Price	Shares	Price
$1.24 to $ 3.31	365,479	5.55	$2.27	203,879	$1.85
3.43 to 6.97	405,299	5.05	$5.70	304,588	$6.22
6.98 to 8.81	440,314	7.24	$8.23	217,291	$7.96
8.92 to 14.03	224,500	6.99	$10.14	95,250	$9.64

$1.24 to $14.03	1,435,592	6.15	$6.30	821,008	$5.99

At June 30, 2009, options covering 145,158 shares were available for future grants under the 2004 Plan.
10. Income Taxes
Income (loss) from continuing operations before income taxes for U.S. and foreign operations was as follows (in thousands):

	2009	2008	2007
U.S.	$(2,242)	$(388)	$679
Foreign	(3,318)	1,122	2,067

Total	$(5,560)	$734	$2,746

The income tax (provision) benefit reflected in the statement of income consists of the following (in thousands):

	2009	2008	2007
Current provision (benefit):
U.S. Federal & State	$(14)	$(21)	$193
Foreign	(452)	(629)	(1,406)
Deferred taxes
U.S.	1,222	811	(307)
Foreign	1,279	100	233

Total provision (benefit)	$2,035	$261	$(1,287)

The Company’s deferred tax assets are substantially represented by the tax benefit of net operating losses, tax credit carry-forwards and the tax benefit of future deductions represented by timing differences for unrealized losses on investments, allowances for bad debts, warranty expenses, deferred revenue and inventory obsolescence. The Company established in fiscal 2002 a valuation allowance for tax credit carry-forwards and other items where it was more likely than not that these items would expire or not be deductible before the Company was able to realize their benefit. In the fourth quarter of fiscal 2008, the Company recognized a $619,000 tax benefit from the reduction of a portion of the Company’s tax valuation allowance related to tax credits that the Company continues to believe are more likely than not to be realized based on the continued and expected future taxable income of the Company. Mitigating the decrease in fiscal 2008 was an increase in the valuation allowance for net operating loss carry-forwards related to some of the Company’s foreign operations where the Company believed it was more likely than not that the tax benefits would not be fully utilized in the next few years. The Company continues to have a valuation allowance for tax credit carry-forwards in the United States that it still expects will more likely than not expire prior to the tax benefit being realized. The Company also has a valuation allowance for net operating loss carry-forwards for some of its foreign operations. The components of deferred tax assets were as follows (in thousands):

	2009	2008	2007
Benefit of net operating losses	$6,657	$4,130	$4,803
Tax credit carry-forwards	4,125	3,842	3,780
Other, principally reserves	2,381	2,629	1,015

Deferred tax asset	13,163	10,601	9,598
Valuation allowance	(2,970)	(2,920)	(3,206)

Net deferred tax asset	$10,193	$7,681	$6,392

Rate reconciliation:
Provision at U.S. statutory rate	34.0%	34.0%	34.0%
Net effect of taxes on foreign activities	(3.6)%	(12.1)%	11.1%
Tax effect of U.S. permanent differences	3.9%	(4.4)%	5.4%
State taxes and other, net	0.1%	1.8%	0.4%
Adjustment of federal/foreign income taxes related to prior years	1.3%	(15.9)%	(13.0)%
Valuation allowance	0.9%	(39.0)%	9.0%

Effective tax rate	36.6%	(35.6)%	46.9%

No provision was made with respect to earnings as of June 30, 2009 that have been retained for use by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings. At June 30, 2009, the Company had net operating loss carry-forwards for Federal income tax purposes of $17.5 million that expire in the years 2021 through 2029 and tax credit carry-forwards of $4.1 million of which $3.8 million expire in the years 2010 through 2028. Included in the Federal net operating loss carry-forward is $6.0 million from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as an increase to additional paid-in-capital rather than a reduction of the income tax provision. The net change in the total valuation allowance for the years ended June 30, 2009, 2008 and 2007 was an increase of $50,000, a decrease of $286,000 and an increase of $247,000, respectively.
On June 30, 2009, the Company had $1.7 million of unrecognized tax benefits, of which $954,000 would affect the effective tax rate if recognized. As of June 30, 2008, the Company had $1.6 million of unrecognized tax benefits, of which $882,000 would affect the effective tax rate if recognized. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. As of June 30, 2008 there was no accrued interest or penalties related to uncertain tax positions recorded on the Company’s financial statements. For U.S. Federal income tax purposes, the tax years 2005 – 2008 remain open to examination by government tax authorities. For German income tax purposes, the 2008 and 2009 tax years remain open to examination by government tax authorities.
The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

Year End June 30,	2009
Balance, beginning of year	$1,647
Increases for tax positions related to the current year	72

Balance, year end	$1,719

11. Segment and Geographic Information
The Company’s business is organized into two operating segments, Automated Systems and Technology Products. The Company’s reportable segments are strategic business units that have separate management teams focused on different marketing strategies. The Automated Systems segment primarily sells its products to automotive companies directly or through manufacturing line builders, system integrators or original equipment manufacturers (“OEMs”). The Company’s Automated Systems products are primarily custom-designed systems typically purchased for installation in connection with new model retooling programs. The Automated Systems segment includes value added services that relate to Automated Systems products. The Technology Products segment sells its products to a variety of markets through OEMs, system integrators, value-added resellers and distributors. The Company’s Technology Products target the digitizing, reverse engineering and inspection markets and include products that are sold as whole components ready for use.

The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance based on operating income, excluding unusual items. Company-wide costs are allocated between segments based on revenues and/or labor as deemed appropriate.

Reportable Segments ($000)	Automated Systems	Technology Products	Consolidated
Twelve months ended June 30, 2009
Net sales	$30,124	$31,412	$61,536
Operating income (loss)	(6,665)	1,820	(4,845)
Assets, net	26,698	38,661	65,359
Accumulated depreciation and amortization	10,388	3,375	13,763

Twelve months ended June 30, 2008
Net sales	$39,085	$33,427	$72,512
Operating income (loss)	(1,140)	3,120	1,980
Assets, net	38,691	36,502	75,193
Accumulated depreciation and amortization	9,517	3,890	13,407

Twelve months ended June 30, 2007
Net sales	$42,309	$19,943	$62,252
Operating income	1,007	846	1,853
Assets, net	40,885	25,336	66,221
Accumulated depreciation and amortization	9,652	2,360	12,012
The Company primarily accounts for geographic sales based on the country from which the sale is invoiced rather than the country to which the product is shipped. The Company operates in three primary geographic areas: The Americas (substantially all of which is the United States, with immaterial net sales in Brazil), Europe, and Asia.

Geographical Regions ($000)	Americas	Europe[1]	Asia	Consolidated
Twelve months ended June 30, 2009
Net sales	$38,846	$19,284	$3,406	$61,536
Long-lived assets, net	8,112	402	215	8,729

Twelve months ended June 30, 2008
Net sales	$43,308	$24,170	$5,034	$72,512
Long-lived assets, net	9,674	500	191	10,365

Twelve months ended June 30, 2007
Net sales	$33,086	$26,772	$2,394	$62,252
Long-lived assets, net	6,438	513	106	7,057

[1]	The Company’s German subsidiary had net external sales of $19.3 million, $24.2 million and $26.8 million in the fiscal years ended June 30, 2009, 2008 and 2007, respectively. Long-lived assets of the Company’s German subsidiary were $383,000, $468,000 and $478,000 as of June 30, 2009, 2008 and 2007, respectively.
12. Accrued Compensation
Included in accrued compensation are certain costs related to the January 21, 2008 Employment and Amended and Restated Severance Agreement (the “Employment Agreement”) entered into between the Company and Alfred A. Pease, former President and Chief Executive Officer in connection with his retirement. Pursuant to the Employment Agreement, Mr. Pease received his base salary through June 30, 2009, supplemental compensation based upon the number of days that he provided services to the Company following his retirement, health benefits until he becomes eligible for Medicare coverage and welfare benefits and certain other benefits during the salary continuation period. During the third quarter of fiscal 2008, the Company accrued an expense of approximately $600,000, representing certain of the amounts due to Mr. Pease pursuant to the Employment Agreement. As of June 30, 2009, approximately $26,000 of this accrual remains in accrued compensation on the balance sheet. In addition, the Company has accrued approximately $100,000 related to supplemental compensation due Mr. Pease for services rendered during the six-month period ended June 30, 2009.

13. Restructuring
During the quarter ended March 31, 2009, the Company implemented a significant cost reduction plan primarily for its Automated Systems business. The cost reduction actions were taken in response to recent, negative trends in the automotive market and their effect on the Company’s business. The actions did not affect the commercial products portion of the Company’s business. Most of the cost reduction actions took place in North America with a smaller amount in Europe. The actions included reducing personnel, benefits, contract services and other related expenses that are expected to decrease annual costs by approximately $4.7 million in fiscal 2010. The foregoing statement is a “forward-looking statement” within the meaning of the Securities Act of 1934, as amended. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including those described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Statement”, below, and Item 1A, “Risk Factors”. During the quarter ended March 31, 2009, the Company recorded a restructuring charge of approximately $1.0 million related to severance and other related costs. At June 30, 2009, approximately $937,000 had been paid, leaving a balance of approximately $63,000.
14. Subsequent Events
The Company has evaluated subsequent events through the date that the consolidated financial statements were issued. No events have taken place that meet the definition of a subsequent event that requires disclosure in this filing.
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A(T): CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.
This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

Changes In Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION
None.
PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the captions “Matters to Come before the Meeting – Proposal 1: Election of Directors”, “Corporate Governance”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” of the registrant’s proxy statement for 2009 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.
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
The information contained under the captions “Matters to Come before the Meeting – Proposal 1: Election of Directors – Director Compensation for 2009”, “Matters to Come before the Meeting – Proposal 1: Election of Directors – Standard Director Compensation Arrangements” and “Compensation of Executive Officers” of the Proxy Statement is incorporated herein by reference.

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
EQUITY COMPENSATION PLAN INFORMATION
The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of June 30, 2009, including the 2004 Stock Incentive Plan, the 1992 Stock Option Plan, the Directors Stock Option Plan, the 1998 Global Team Member Stock Option Plan, and the Employee Stock Purchase Plan (together, the “Plans”):

				Number of securities
				remaining available for
	Number of securities		Weighted-average	future issuance under
	to be issued upon		exercise price of	equity compensation
	exercise of		outstanding	plans (excluding
	outstanding options,		options, warrants	securities
Plan Category	warrants and rights		and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders:
2004 Stock Incentive Plan	755,425	(1)	$7.10	145,158
1992 Stock Option Plan	183,700	(2)	$4.05	—
Directors Stock Option Plan	117,000	(2)	$4.48	—
Employee Stock Purchase Plan	7,788	(3)	$2.75	106,950

Total of equity compensation plans approved by shareholders	1,063,913		$6.25	252,108
Equity compensation plans not approved by shareholders: 1998 Global Team Member Stock Option Plan	379,313	(4)	$6.35	—

Total:	1,443,226		$6.28	252,108

(1)	Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.

(2)	The 2004 Stock Incentive Plan replaced the 1992 Stock Option Plan and Directors Stock Option Plan effective December 7, 2004. Further grants under these plans have been cancelled.

(3)	Does not include an undeterminable number of shares subject to a payroll deduction election under the Employee Stock Purchase Plan for the period from July 1, 2009 until December 31, 2009, which will not be issued until January 2010.

(4)	The 1998 Global Team Member Stock Option Plan expired on February 25, 2008. No further grants under this plan will be made.
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
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

Date: September 24, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Harry T. Rittenour	President, Chief Executive Officer and	September 24, 2009
Harry T. Rittenour	Director (Principal Executive Officer)

/S/ John H. Lowry III	Vice President and Chief Financial Officer	September 24, 2009
John H. Lowry III	(Principal Financial Officer)

/S/ Sylvia M. Smith	Controller (Principal Accounting Officer)	September 24, 2009
Sylvia M. Smith

/S/ W. Richard Marz	Chairman of the Board and Director	September 24, 2009
W. Richard Marz

/S/ David J. Beattie	Director	September 24, 2009
David J. Beattie

/S/ Kenneth R. Dabrowski	Director	September 24, 2009
Kenneth R. Dabrowski

/S/ Philip J. DeCocco	Director	September 24, 2009
Philip J. DeCocco

/S/ Robert S. Oswald	Director	September 24, 2009
Robert S. Oswald

/S/ James A. Ratigan	Director	September 24, 2009
James A. Ratigan

/S/ Terryll R. Smith	Director	September 24, 2009
Terryll R. Smith

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3.	Restated Articles of Incorporation and Bylaws.

3.1	Restated Articles of Incorporation, as amended to date, are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1998.

3.2	Amended and Restated Bylaws, as amended to date, are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2007.

4.	Instruments Defining the Rights of Securities Holders.

4.1	Articles IV, V and VI of the Company’s Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1998.

4.2	Articles I, II, III, VI, VII, X and XI of the Company’s Amended and Restated Bylaws are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2007.

4.3	Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.9 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2002.

4.4	Form of certificate representing Rights (included as Exhibit B to the Amendment to Rights Agreement filed as Exhibit 4.6) is incorporated herein by reference to Exhibit 3 of the Company’s Form 8-A/A filed March 20, 2008. Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the earlier of (i) the tenth business day after the Shares Acquisition Date (or, if such Shares Acquisition Date results from the consummation of a Permitted Offer, such later date as may be determined by the Board of Directors, with the concurrence of a majority of the Continuing Directors), or (ii) the tenth business day (or such later date as may be determined by the Board of Directors, with the concurrence of a majority of the Continuing Directors, prior to such time as any person becomes an Acquiring Person) after the date of the commencement of, or first public announcement of the intent to commence, a tender or exchange offer by any person if, upon consummation thereof, such person would be an Acquiring person, other than as a result of a Permitted Offer.

4.5	Rights Agreement, dated as of March 24, 1998, between Perceptron, Inc. and American Stock Transfer & Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit 2 of the Company’s Report on Form 8-K filed March 24, 1998.

4.6	Amendment to Rights Agreement, dated as of March 17, 2008, between Perceptron, Inc. and American Stock Transfer & Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit 3 of the Company’s Form 8-A/A filed on March 20, 2008.

4.7	First Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2003.

4.8	Second Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.7 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2003.

4.9	Third Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.8 of the Company’s Report on Form 10-K for the Year Ended June 30, 2004.

4.10	Fourth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed January 5, 2005.

4.11	Fifth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 4.10 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2005.

4.12	Sixth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 4.11 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2006.

4.13	Seventh Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed December 21, 2006.

4.14	Eighth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 4.14 of the Company’s Report on Form 10-K for the Year Ended June 30, 2008.

4.15	Ninth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10.49 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2008.

4.16	Tenth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10.41 of the Company’s Report on Form 8-K filed October 31, 2008.

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

10.	Material Contracts.

10.1	Registration Agreement, dated as of June 13, 1985, as amended, among the Company and the Purchasers identified therein, is incorporated by reference to Exhibit 10.3 of the Company’s Form S-1 Registration Statement (amended by Exhibit 10.2) No. 33-47463.

10.2	Form of Proprietary Information and Inventions Agreement between the Company and all of the employees of the Company is incorporated herein by reference to Exhibit 10.11 of the Company’s Form S-1 Registration Statement No. 33-47463.

10.3	Form of Confidentiality and Non-Disclosure Agreement between the Company and certain vendors and customers of the Company is incorporated herein by reference to Exhibit 10.12 of the Company’s Form S-1 Registration Statement No. 33-47463.

10.4	Form of Executive Agreement Not to Compete between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2005.

10.5@	Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed October 10, 2008.

10.6@	First Amendment to Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.12 of the Company’s Report on Form 8-K filed October 10, 2008.

10.7@	Form of Incentive Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed January 5, 2005.

10.8@	Form of Nonqualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed January 5, 2005.

10.9@	Form of Incentive Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed December 27, 2005.

10.10@	Form of Nonqualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed December 27, 2005.

10.11@	Form of Nonqualified Stock Option Agreement Terms – Board of Directors under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 10, 2006.

10.12@	1998 Global Team Member Stock Option Plan and Form of Non-Qualified Stock Option Agreements under such Plan is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1997.

10.13@	First Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.28 of the Company’s Report on Form 10-K for the Transition Period Ended June 30, 1999.

10.14@	Second Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.29 of the Company’s Report on Form 10-K for the Transition Period Ended June 30, 1999.

10.15@	Third Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.6 of the Company’s Form S-8 Registration Statement No. 333-55164.

10.16@	Fourth Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.7 of the Company’s S-8 Registration Statement No. 333-76194.

10.17@	Form of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after September 1, 1998 is incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 10-K for the Year Ended December 31, 1998.

10.18@	Forms of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.31 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1999.

10.19@	Form of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after January 1, 2006 is incorporated by reference to Exhibit 10.47 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2006.

10.20@	Perceptron, Inc. Employee Stock Purchase Plan, as amended and restated as of October 22, 2004, is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed December 10, 2004.

10.21@	Amended and Restated 1992 Stock Option Plan is incorporated herein by reference to Exhibit 10.53 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1996.

10.22@	First Amendment to Amended and Restated 1992 Stock Plan is incorporated by reference to Exhibit 10.39 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1997.

10.23@	Second Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.26 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1999.

10.24@	Third Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.35 of the Company’s Report on Form 10-K for the Year Ended June 30, 2001.

10.25@	Fourth Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.37 of the Company’s Report on Form 10-K for the Year Ended June 30, 2002.

10.26@	Forms of Incentive Stock Option Agreements (Officers) and Non-Qualified Stock Option Agreements (Officers) under 1992 Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.30 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1999.

10.27@	Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1996.

10.28@	First Amendment to Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.27 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1999.

10.29@	Second Amendment to the Perceptron, Inc. Directors Stock Option Plan (Amended and Restated October 31, 1996) is incorporated by reference to Exhibit 10.33 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2000.

10.30@	Form of Non-Qualified Stock Option Agreements and Amendments under the Director Stock Option Plan is incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1996.

10.31@	Forms of Non-Qualified Stock Option Agreements under the Directors Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.32 of the Company’s Report on Form 10-Q for the Quarter Ended December 31, 1999.

10.32	Covenant Not to Compete between U.S. Natural Resources, Inc., and Perceptron, Inc., dated March 13, 2002 is incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed March 29, 2002.

10.33@	Written Description of 2008 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 9, 2007.

10.34@	Written Description of 2010 Annual Incentive and Profit Sharing Plans is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 31, 2009.

10.35@	Employment and Amended and Restated Severance Agreement, dated January 21, 2008, between the Company and Alfred A. Pease is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed January 22, 2008.

10.36@	Severance Agreement, dated December 18, 2008, between the Company and Harry T. Rittenour is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed December 24, 2008.

10.37@	Severance Agreement, dated December 18, 2008, between the Company and Mark S. Hoefing is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on December 24, 2008.

10.38@	Severance Agreement, dated December 18, 2008, between the Company and Paul J. Eckhoff is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed January 7, 2009.

10.39@	Severance Agreement, dated December 18, 2008, between the Company and John H. Lowry III is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed December 24, 2008.

21.	A list of subsidiaries of the Company is incorporated by reference to Exhibit 21 of the Company’s Report on Form 10-K for the Year Ended June 30, 2008.

23.*	Consent of Experts and Counsel.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

31.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.	Section 1350 Certifications.

32.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

@	Indicates a management contract, compensatory plan or arrangement.