Form 10-Q
period 2009-09-30
PERCEPTRON INC/MI
filed 2009-11-13
CIK 887226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2009.
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of November 09, 2009, was:

Common Stock, $0.01 par value	8,901,463

Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended September 30, 2009

		Page
		Number

COVER		1

INDEX		2

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4(T).	Controls and Procedures	18

PART II.	OTHER INFORMATION
Item 1A.	Risk Factors	18
Item 6.	Exhibits	18

SIGNATURES		19
EX-31.1
EX-31.2
EX-32

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
(In Thousands, Except Per Share Amount)	2009	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,445	$22,654
Short-term investments	4,475	1,241
Receivables:
Billed receivables, net of allowance for doubtful accounts of $222 and $603, respectively	8,371	8,975
Unbilled receivables	323	296
Other receivables	730	357
Inventories, net of reserves of $712 and $646, respectively	10,180	10,005
Deferred taxes	2,290	2,290
Other current assets	2,547	2,909

Total current assets	46,361	48,727

Property and Equipment
Building and land	6,013	6,013
Machinery and equipment	13,588	13,418
Furniture and fixtures	869	869

	20,470	20,300
Less — Accumulated depreciation and amortization	(14,097)	(13,763)

Net property and equipment	6,373	6,537
Long-Term Investments	2,192	2,192
Deferred Tax Asset	8,654	7,903

Total Assets	$63,580	$65,359

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,088	$2,461
Accrued liabilities and expenses	2,100	2,197
Accrued compensation	744	1,192
Income taxes payable	81	69
Deferred revenue	2,127	2,975

Total current liabilities	7,140	8,894

Long-term Liabilities
Accrued taxes	765	765

Total liabilities	7,905	9,659

Shareholders’ Equity
Preferred stock — no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,901 and 8,873, respectively	89	89
Accumulated other comprehensive income	1,243	718
Additional paid-in capital	41,177	40,914
Retained earnings	13,166	13,979

Total shareholders’ equity	55,675	55,700

Total Liabilities and Shareholders’ Equity	$63,580	$65,359

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands, Except Per Share Amounts)	2009	2008

Net Sales	$10,813	$19,265

Cost of Sales	6,884	12,463

Gross Profit	3,929	6,802

Operating Expenses
Selling, general and administrative	3,664	4,483
Engineering, research and development	1,729	2,301

Total operating expenses	5,393	6,784

Operating Income (Loss)	(1,464)	18

Other Income and (Expenses)
Interest income, net	57	233
Foreign currency gain (loss)	209	(64)
Other	1	2

Total other income	267	171

Income (Loss) Before Income Taxes	(1,197)	189

Income Tax Benefit (Expense)	384	(221)

Net Income (Loss)	$(813)	$(32)

Earnings (Loss) Per Common Share
Basic	($0.09)	($0.00)
Diluted	($0.09)	($0.00)

Weighted Average Common Shares Outstanding
Basic	8,888	8,848
Dilutive effect of stock options	—	—

Diluted	8,888	8,848

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands)	2009	2008
Cash Flows from Operating Activities
Net loss	$(813)	$(32)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Depreciation and amortization	341	379
Stock compensation expense	175	230
Deferred income taxes	(676)	272
Disposal of assets and other	(42)	(15)
Allowance for doubtful accounts	8	33
Changes in assets and liabilities
Receivables, net	419	2,560
Inventories	(50)	(546)
Accounts payable	(559)	1,449
Other current assets and liabilities	(1,136)	(1,449)

Net cash provided from (used for) operating activities	(2,333)	2,881

Cash Flows from Financing Activities
Proceeds from stock plans	89	49

Net cash provided from financing activities	89	49

Cash Flows from Investing Activities
Purchases of investments	(3,234)	—
Capital expenditures	(152)	(187)

Net cash used for investing activities	(3,386)	(187)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	421	(870)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,209)	1,873
Cash and Cash Equivalents, July 1	22,654	22,157

Cash and Cash Equivalents, September 30	$17,445	$24,030

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying consolidated financial statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary, for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
2. New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Topic 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC”). The ASC instituted a major change in the way accounting standards are organized and became the official single source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). As of September 30, 2009 the only authoritative literature is the ASC and other guidance issued by the Securities and Exchange Commission. All other literature is non-authoritative. The Company adopted the ASC in the first quarter of fiscal 2010. The adoption of the ASC had no impact on the Company’s consolidated financial statements.
3. Financial Instruments
ASC 820 — “Fair Value Measurements” emphasizes that fair value is a market-based measurement, not an entity specific measurement. Therefore, a fair value measurement should be determined based on assumptions that the market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair market measurements, ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:
•	Level 1 — Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable and reflect management’s estimates and assumptions.
The following table presents the Company’s investments measured at fair value during the period ended September 30, 2009:
(in thousands)

Description	September 30, 2009	Level 1	Level 2	Level 3

Long Term Investments	$2,192	—	—	$2,192

Description	June 30, 2009	Level 1	Level 2	Level 3

Long Term Investments	$2,192	—	—	$2,192
The Company’s Level 3 investments consist of preferred stock investments (see Note 5 — Short-Term and Long-Term Investments) and are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 820.
Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

4. Inventory
Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $712,000 and $646,000 at September 30, 2009 and June 30, 2009, respectively, is comprised of the following (in thousands):

	September 30,	June 30,
Inventory	2009	2009
Component parts	$2,449	$2,651
Work in process	95	90
Finished goods	7,636	7,264

Total	$10,180	$10,005

5. Short-Term and Long-Term Investments
The Company accounts for its investments in accordance with ASC 320 Investments — Debt and Equity Securities. Investments with a maturity of greater than three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. Each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment which involves significant judgment. In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the income statement. If market, industry, and/or investee conditions deteriorate, future impairments may be incurred.
At September 30, 2009, the Company had $4.5 million of short-term investments in certificate of deposit holdings.
At September 30, 2009, the Company holds long-term investments in preferred stock investments that are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company estimated that the fair market value of these investments at September 30, 2009 was $2.2 million based on an independent valuation performed by an external independent valuation firm together with management’s judgment of the market. The fair market analysis considered the following key inputs, (i) the underlying structure of each security; (ii) the present value of the future principal and dividend payments discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of each security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.
The following table summarizes the Company’s long-term investments (in thousands):

Long-Term Investments	September 30, 2009	June 30, 2009
Cost	$6,300	$6,300
Unrealized (Losses)	(4,108)	(4,108)

Estimated Fair Value	$2,192	$2,192

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
At September 30, 2009 and 2008 the Company had no forward exchange contracts outstanding. During the quarter ended September 30, 2008, the Company recognized a loss of approximately $19,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts that matured on July 1, 2008.
7. Comprehensive Income
Comprehensive income is defined as the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income, net of tax, for the applicable periods is as follows (in thousands):

Three Months Ended September 30,	2009	2008
Net (Loss)	$(813)	$(32)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	525	(1,602)
Temporary impairment on investments	—	(185)
Forward contracts	—	(19)

Total Comprehensive (Loss)	$(288)	$(1,838)

8. Credit Facilities
The Company had no debt outstanding at September 30, 2009.
The Company renewed its Credit Agreement with Comerica Bank effective September 30, 2009. The Company has a $6.0 million secured Credit Agreement, which expires on November 1, 2011. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated currently at 2.35% above the Libor Rate offered at the time and for the period chosen and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during any period of time during which the Libor-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, using the interest rate established by the Bank as its prime rate for its borrowers. Quarterly, the Company pays a commitment fee of 0.15% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.4 million as of September 30, 2009 and to have no advances outstanding for 30 consecutive days each calendar year.
At September 30, 2009, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 Euros (equivalent to approximately $438,000). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2009, GmbH had no borrowings outstanding. At September 30, 2009, the facility supported outstanding letters of credit totaling 62,552 Euros (equivalent to approximately $91,000).

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
The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $175,000 and $230,000 in the three months ended September 30, 2009 and 2008, respectively. This had the effect of decreasing net income by $116,000, or $0.01 per diluted share, and $165,000, or $0.02 per diluted share, for the three months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $984,000. The Company expects to recognize this cost over a weighted average vesting period of 2.4 years.
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
Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, except as otherwise specified in the 2004 Stock Incentive Plan. As of September 30, 2009, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. All options outstanding under the Directors Plan are vested and expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.
The Company did not grant any stock options during the quarter ended September 30, 2009. The estimated fair value as of the date options were granted during the comparable quarter ended September 30, 2008 using the Black Scholes option-pricing model, was as follows:

Three Months Ended
September 30, 2008
Weighted average estimated fair value per share of options granted during the period	$3.01
Assumptions:
Amortized dividend yield	—
Common stock price volatility	35.24%
Risk free rate of return	3.38%
Expected option term (in years)	5
The Company received $89,000 in cash from option exercises under all share-based payment arrangements for the three months ended September 30, 2009.

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
Options to purchase 1,022,000 and 588,000 shares of common stock outstanding in the three months ended September 30, 2009 and 2008, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.
11. Income Taxes
The Company had long-term tax contingencies of $765,000 as of September 30, 2009 and June 30, 2009.
12. Commitments and Contingencies
Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $6.1 million using a September 30, 2009 exchange rate. GDS and Carbotech filed and subsequently emerged from bankruptcy protection in Canada. The Company intends to vigorously defend against GDS’ claims.
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
13. Segment Information
Effective July 1, 2009, the Company reorganized its business into two operating segments, the Industrial Business Unit (“IBU”) and the Commercial Products Business Unit (“CBU”). The reorganization of the Company’s business segments was in response to the growth, increased development and focus that has occurred in the Company’s commercial products since its initial sales in the third quarter of fiscal 2007. The Company’s reportable segments are strategic business units that have separate management teams focused on different marketing strategies. The IBU segment markets its products primarily to industrial companies directly or through manufacturing line builders, system integrators, original equipment manufacturers (“OEMs”) and value-added resellers (“VARs”). Products sold by IBU include automated systems products consisting of AutoGauge®, AutoFit®, AutoScan®, and AutoGuide®

that are primarily custom-configured systems typically purchased for installation in connection with new automotive model retooling programs, value added services that are primarily related to automated systems products, and ScanWorks® and WheelWorks® products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment markets. The CBU segment products are designed for sale to professional tradesmen in the commercial market and are sold to and distributed through strategic partners.
The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance based on operating income, excluding unusual items. Company-wide costs are allocated between segments based on revenues and/or labor as deemed appropriate. Segment results for the three months ended September 30, 2008 have been revised to conform to the new fiscal 2010 segment reporting structure.

	Industrial	Commercial Products
Reportable Segments ($000)	Business Unit	Business Unit	Consolidated

Three months ended September 30, 2009
Net sales	$8,092	$2,721	$10,813
Operating loss	(821)	(643)	(1,464)
Assets	38,675	24,905	63,580
Accumulated depreciation and amortization	13,514	583	14,097

Three months ended September 30, 2008
Net sales	$11,125	$8,140	$19,265
Operating income (loss)	(1,622)	1,640	18
Assets	51,086	21,646	72,732
Accumulated depreciation and amortization	13,357	241	13,598
14. Subsequent Events
The Company has evaluated subsequent events through the date that the consolidated financial statements were issued. No events have taken place that meet the definition of a subsequent event that requires disclosure in this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT
We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 to the Consolidated Financial Statements that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2010 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2010 and future cash flow requirements. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2009. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s Industrial Business Unit segment products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s Industrial Business Unit segment products have shorter lead times than other components and are required later in the process, orders for the Company’s Industrial Business Unit segment products tend to be given later in the integration process. The Company’s Commercial Products Business Unit segment products are subject to the timing of firm orders from its customers, which may change on a monthly basis. In addition, because the Company’s Commercial Products Business Unit segment products require short lead times from firm order to delivery, the Company purchases long lead time components before firm orders are in hand. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products and expand into new geographic markets. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.
OVERVIEW
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact measurement and inspection solutions for industrial and commercial applications. Effective July 1, 2009, the Company reorganized its business into two operating segments, the Industrial Business Unit (“IBU”) and the Commercial Products Business Unit (“CBU”). The reorganization of the Company’s business segments was in response to the growth, increased development and focus that has occurred in the Company’s commercial products since its initial sales in the third quarter of fiscal 2007. IBU products provide solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement, scanning and inspection applications. These products are used by the Company’s customers to help them manage their complex manufacturing processes to improve quality, shorten product launch times, reduce overall manufacturing costs and for digitizing and reverse engineering. Products sold by IBU include the automated systems products consisting of AutoGauge®, AutoFit®, AutoScan®, and AutoGuide® that are primarily custom-configured systems typically purchased for installation in connection with new automotive model retooling programs, value added services that are primarily related to automated systems products, and ScanWorks® and WheelWorks® products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment markets. The products of the CBU segment are designed for sale to professional tradesmen in the commercial market and are sold to and distributed through strategic partners. The Company services multiple markets, with the largest being the automotive industry serviced by IBU. The Company’s primary operations are in North America, Europe and Asia.
In the IBU segment, new vehicle tooling programs represent the most important selling opportunity for the Company’s automotive related sales. The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans and is also influenced by the state of the economy. During the first quarter of fiscal 2010, the IBU segment continued to be affected by the state of the automotive industry and the economy. There are signs, however, that business conditions for the Company’s IBU customers are improving. IBU sales in the first quarter of fiscal 2010 improved $1.8 million over sales in the fourth quarter of fiscal 2009. Some projects that were previously delayed have now been scheduled. The Company has seen increased interest by its customers in the enhanced functionality that is being incorporated into the AutoGauge® product. There has also been increased business activity in Asia which is the first geographic area that the Company expects to improve.
Sales in the CBU segment also continue to be negatively affected by the economy. In addition, the first quarter of fiscal 2010 saw reduced sales to Ridge Tool Company (“Ridge”) because of contract negotiations that were taking place during that time. In October, the Company and Ridge made a mutual decision not to renew the supply agreement between the two companies. Sales to Ridge will continue through the rest of this year and will be from existing inventory as well as for products not yet manufactured. The existing inventory sales will be at significantly reduced margins while sales of accessories to be manufactured will be at normal margins. For fiscal 2010, sales to Ridge will be significantly below the $11.2 million level in fiscal 2009.
Revenues for the first quarter of fiscal 2010 included sales of both the Snap-on BK5500 and the BK6000 and various accessories. The Company is opening tooling for a new Snap-on product to be manufactured with an expected delivery to Snap-on in the third quarter of fiscal 2010. The Company is in contract discussions with other potential partners to market and sell its commercial products.
Outlook — The Company is encouraged by the increased sales activities it experienced in the IBU segment and the prospect of new strategic partners in the CBU segment.
The IBU level of quoting in the Americas is at higher levels than in recent quarters and the Company recently received another significant AutoGauge® order in China. As a result, the Company is optimistic that it has seen the worst of the business conditions affecting the IBU segment.
Based on anticipated timing of sales to Ridge, on-going sales to Snap-on and product development lead times for new potential partners, CBU sales are expected to be low in the second quarter and grow in the third and fourth quarters of fiscal 2010. Overall, CBU sales in fiscal 2010 are expected to be below fiscal 2009.
The Company achieved the level of cost savings it anticipated in the first quarter and continues to expect annual cost reductions of approximately $5.4 million in fiscal year 2010. The Company’s financial base remains strong with no debt and approximately $21.9 million of cash and short-term investments at September 30, 2009 available to support its growth plans. Near-term the Company will continue to focus on the release of new products in both of its business segments, geographic growth, principally in Asia and working with one or more potential new strategic partners in the CBU.

RESULTS OF OPERATIONS
Overview — For the first quarter of fiscal 2010, the Company reported a net loss of $813,000, or $0.09 per diluted share, compared to a net loss of $32,000 or $0.00 per diluted share, for the first quarter of fiscal 2009. Specific line item results are described below.
Sales — Sales decreased 44.0% or $8.5 million to $10.8 million in the first quarter of fiscal 2010 compared to net sales of $19.3 million in the same period one year ago. The following tables show comparative data regarding the Company’s net sales by segment and geographic location.

	First		First
Sales (by segment)	Quarter		Quarter
(in millions)	2010		2009		Increase/(Decrease)
Industrial Business Unit	$8.1	75.0%	$11.1	57.5%	$(3.0)	(27.0)%
Commercial Products Business Unit	2.7	25.0%	8.2	42.5%	(5.5)	(67.1)%

Totals	$10.8	100.0%	$19.3	100.0%	$(8.5)	(44.0)%

	First		First
Sales (by location)	Quarter		Quarter
(in millions)	2010		2009		Increase/(Decrease)
Americas	$5.6	51.9%	$13.5	69.9%	$(7.9)	(58.5)%
Europe	4.8	44.4%	5.0	25.9%	(0.2)	(4.0)%
Asia	0.4	3.7%	0.8	4.2%	(0.4)	(50.0)%

Totals	$10.8	100.0%	$19.3	100.0%	$(8.5)	(44.0)%

Sales in the IBU segment decreased $3.0 million, primarily due to decreased sales of automated systems products and to a lesser extent, lower WheelWorks® and ScanWorks® sales. Also impacting the comparison is the fact that the first quarter of fiscal 2009 had not yet been fully affected by the forthcoming downturn in the automotive industry and the economy as a whole that largely occurred in the second quarter of fiscal 2009 and continued through the first quarter of fiscal 2010. Sales in the CBU segment decreased primarily as a result of the state of the economy in the fiscal 2010 quarter compared to the first quarter of fiscal 2009. Also affecting the CBU first quarter of fiscal 2010 were reduced sales to Ridge because of contract negotiations that ultimately resulted in the mutual decision not to renew the Ridge supplier agreement. The fiscal 2009 first quarter reflected a high ramp up of sales that related to the newly introduced Snap-on BK5500 product. The decrease in sales of the CBU was also the primary reason for the decrease in the Americas. Increased automated systems products sales in Europe were offset by lower WheelWorks® and ScanWorks® sales in that region. Sales in Asia decreased primarily due to lower automated systems products sales.
Bookings — Bookings represent new orders received from customers. The Company had new order bookings during the fiscal 2010 quarter of $9.8 million compared with new order bookings of $20.4 million for the quarter ended September 30, 2008. The amount of new order bookings fluctuates from one period to another and is not necessarily indicative of the future operating performance of the Company. The following tables show comparative data regarding the Company’s bookings by segment and geographic location.

	First		First
Bookings (by segment)	Quarter		Quarter
(in millions)	2010		2009		Increase/(Decrease)
Industrial Business Unit	$8.0	81.6%	$13.0	63.7%	$(5.0)	(38.5)%
Commercial Products Business Unit	1.8	18.4%	7.4	36.3%	(5.6)	(75.7)%

Totals	$9.8	100.0%	$20.4	100.0%	$(10.6)	(52.0)%

	First		First
Bookings (by location)	Quarter		Quarter
(in millions)	2010		2009		Increase/(Decrease)
Americas	$4.8	49.0%	$12.0	58.8%	$(7.2)	(60.0)%
Europe	3.1	31.6%	7.8	38.2%	(4.7)	(60.3)%
Asia	1.9	19.4%	0.6	3.0%	1.3	216.7%

Totals	$9.8	100.0%	$20.4	100.0%	$(10.6)	(52.0)%

The comparison between the first quarters of fiscal 2010 and fiscal 2009 is impacted by the fact that the first quarter of fiscal 2009 had not yet been fully affected by the forthcoming downturn in the automotive industry and the economy as a whole that largely occurred in the second quarter of fiscal 2009 and continued through the first quarter of fiscal 2010. IBU bookings decreased $5.0 million primarily as a result of lower automated systems products bookings and to a lesser extent lower WheelWorks® and ScanWorks® bookings. CBU bookings decreased primarily because the comparable fiscal 2009 quarter reflected the ramp up of orders related to two newly released products, namely, the Ridge microEXPLORER™ Digital Inspection Camera and the Snap-on BK5500. Also affecting the CBU segment in the first quarter of fiscal 2010 was a reduction in bookings received from Ridge because of contract negotiations that were going on at that time. The decrease in CBU bookings was also the primary reason for the decrease in the Americas. European bookings decreased primarily for automated systems products and to a lesser extent lower orders of WheelWorks® and spare parts. The increase in Asian bookings was primarily for automated systems products.
Backlog — Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $16.5 million as of September 30, 2009 compared to $26.5 million as of September 30, 2008. The following tables show comparative data regarding the Company’s backlog by segment and geographic location.

	First		First
Backlog (by segment)	Quarter		Quarter
(in millions)	2010		2009		Increase/(Decrease)
Industrial Business Unit	$15.4	93.3%	$20.3	76.6%	$(4.9)	(24.1)%
Commercial Products Business Unit	1.1	6.7%	6.2	23.4%	(5.1)	(82.3)%

Totals	$16.5	100.0%	$26.5	100.0%	$(10.0)	(37.7)%

	First		First
Backlog (by location)	Quarter		Quarter
(in millions)	2010		2009		Increase/(Decrease)
Americas	$5.0	30.3%	$13.4	50.4%	$(8.4)	(62.7)%
Europe	9.5	57.6%	11.5	43.2%	(2.0)	(17.4)%
Asia	2.0	12.1%	1.6	6.4%	0.4	25.0%

Totals	$16.5	100.0%	$26.5	100.0%	$(10.0)	(37.7)%

Affecting the comparison quarter over quarter is the fact that the fiscal 2009 quarter was the second highest quarter ending backlog in the past seven years and the fact that the first quarter of fiscal 2009 had not yet been fully affected by the forthcoming downturn in the automotive industry and the economy as a whole. The decrease in IBU backlog primarily related to a decrease in the backlog of automated systems products and to a lesser extent, a lower backlog in Value Added Services and WheelWorks®. The decrease in CBU backlog reflects the fact that the Company is off backorder status with orders and has been able to manufacture inventory ahead of, or as orders are received. The Company expects to be able to fill substantially all of the orders in its backlog during the following twelve months. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer.

Gross Profit — Gross profit was $3.9 million, or 36.3% of sales, in the first quarter of fiscal year 2010, as compared to $6.8 million, or 35.3% of sales, in the first quarter of fiscal year 2009. The Company achieved a gross profit margin percentage increase of 1.0% even though the quarter comparison showed a 44% reduction in sales. The gross margin percentage increase was primarily the result of the cost reduction actions taken by the Company in the second half of fiscal 2009 and the mix of sales between the IBU and the CBU segments. The effect of the weaker Euro in the first quarter of fiscal 2010 compared to 2009 reduced gross profit approximately $250,000 or approximately 2%. Also contributing to the lower margin in the fiscal 2009 quarter was a large project that had a sizable third party outsourcing content which resulted in a lower overall margin on the project than was typical for the Company.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses were $3.7 million in the quarter ended September 30, 2009 compared to $4.5 million in the first quarter a year ago. The $819,000 decrease in SG&A expenses in fiscal 2010 was primarily due to lower personnel related costs and contract services resulting from the cost reduction actions taken by the Company in the second half of fiscal 2009. The weaker Euro in the fiscal 2010 quarter compared to fiscal 2009 did not have a material effect on the comparison.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $1.7 million in the quarter ended September 30, 2009 compared to $2.3 million in the first quarter a year ago. The decrease was primarily due to lower personnel related costs, contract services and travel costs resulting from the cost reduction actions taken by the Company in the second half of fiscal 2009.
Interest Income, net — Net interest income was $57,000 in the first quarter of fiscal 2010 compared with net interest income of $233,000 in the first quarter of fiscal 2009. The decrease was primarily due to considerably lower interest rates in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The Company’s average cash and investment balances in the first quarter of fiscal 2010 were also approximately 8% below the first quarter of fiscal 2009.
Foreign Currency — There was net foreign currency income of $209,000 in the first quarter of fiscal 2010 compared with a net foreign currency loss of $64,000 in the first quarter of fiscal 2009. The difference relates primarily to foreign currency changes in the Yen and to a lesser extent, foreign currency changes in the Brazilian Real and Euro within the respective quarters.
Income Taxes — The effective tax rate for the first quarter of fiscal 2010 was 32.1% compared to 116.7% in the first quarter of fiscal 2009 and primarily reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their countries’ respective tax rates. The low pretax income on a combined basis in fiscal 2009 distorted the effective tax rate for that quarter. The effective tax rate in the United States was 33.3% on a pretax loss and 36.0% on pretax income in the fiscal 2010 and 2009 quarters, respectively. The foreign subsidiaries combined effective tax rate was 36.2% on a combined pretax income and 17.9% on a combined pretax loss in the fiscal 2010 and 2009 quarters, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash and cash equivalents were $17.4 million at September 30, 2009, compared to $22.7 million at June 30, 2009. The cash decrease of $5.2 million for the quarter ended September 30, 2009 resulted primarily from $3.2 million used to purchase short-term investments and $2.3 million used for operating activities. The use of cash for operations was not unexpected and the Company expects some use of cash over the next couple of quarters as working capital uses increase.
The $2.3 million of cash used for operations was related to changes in assets and liabilities of $1.3 million, the net loss of $813,000 and adjustments for non-cash items of $194,000. The $1.3 million change in assets and liabilities resulted primarily from a use of cash for changes in other current assets and liabilities of $1.1 million which reflected lower deferred revenue of approximately $890,000 resulting from the timing of revenue recognition, lower accrued compensation and other liabilities of approximately $530,000 related to the timing of payments, and a decrease in deposits and prepaid expenses of approximately $375,000. Also contributing to the $1.3 million change in assets and liabilities was a decrease in accounts payable of $559,000 related to the timing of payments that was mitigated by a reduction in receivables of $419,000 primarily related to cash collections during the quarter exceeding new sales in the quarter.

The Company provides a reserve for obsolescence to recognize the effects of engineering changes and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the first quarter of fiscal 2010, the Company increased the reserve for obsolescence by $67,000 and had no disposals.
The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company increased its allowance for doubtful accounts by $13,000 and wrote off $394,000 of receivables during the first quarter of fiscal 2010, resulting in a net decrease of $381,000.
The Company had no debt outstanding at September 30, 2009. The Company renewed its Credit Agreement with Comerica Bank effective September 30, 2009. The Company has a $6.0 million secured Credit Agreement, which expires on November 1, 2011. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated currently at 2.35% above the Libor Rate offered at the time and for the period chosen and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during any period of time during which the Libor-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, using the interest rate established by the Bank as its prime rate for its borrowers. Quarterly, the Company pays a commitment fee of 0.15% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.4 million as of September 30, 2009 and to have no advances outstanding for 30 consecutive days each calendar year.
At September 30, 2009, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 Euros (equivalent to approximately $438,000). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2009, GmbH had no borrowings outstanding. At September 30, 2009, the facility supported outstanding letters of credit totaling 62,552 Euros (equivalent to approximately $91,000).
For a discussion of certain contingencies relating to the Company’s liquidity, financial position and results of operations, see Note 12 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q, Item 3, “Legal Proceedings” and Note 6 to the Consolidated Financial Statements, “Contingencies”, of the Company’s Annual Report on Form 10-K for fiscal year 2009. See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Litigation and Other Contingencies” of the Company’s Annual Report on Form 10-K for fiscal year 2009.
At September 30, 2009, the Company has short-term investments totaling $4.5 million and long-term investments valued at $2.2 million. See Note 5 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, for further information on the Company’s investments and their current valuation. The market for the long-term investments is currently illiquid. Based on the Company’s current business plan, cash, cash equivalents and short-term investments of $21.9 million at September 30, 2009 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity on these investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2010 cash flow requirements.
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
CRITICAL ACCOUNTING POLICIES
A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for fiscal year 2009.
New Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 2 to the Consolidated Financial Statements, “New Accounting Pronouncements”.
ITEM 4(T). CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 (b) of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes made to the risk factors listed in “Item 1A — Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2009.
ITEM 6. EXHIBITS
10.40	Eleventh Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on November 10, 2009.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a — 14(b) of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc. (Registrant)
Date: November 12, 2009	By:	/S/ Harry T. Rittenour
Harry T. Rittenour
President and Chief Executive Officer

Date: November 12, 2009	By:	/S/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2009	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Controller and Chief Accounting Officer (Principal Accounting Officer)