Form 10-Q
period 2009-12-31
PERCEPTRON INC/MI
filed 2010-02-16
CIK 887226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2009.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of February 8, 2010, was:

Common Stock, $0.01 par value	8,952,149

Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended December 31, 2009

Page
Number

COVER	1

INDEX	2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4(T). Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A. Risk Factors	21

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits	22

SIGNATURES	23

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(In Thousands, Except Per Share Amount)	2009	2009
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$17,128	$22,654
Short-term investments	3,987	1,241
Receivables:
Billed receivables, net of allowance for doubtful accounts of $250 and $603, respectively	9,958	8,975
Unbilled receivables	358	296
Other receivables	733	357
Inventories, net of reserves of $662 and $646, respectively	10,448	10,005
Deferred taxes	2,290	2,290
Other current assets	1,476	2,909

Total current assets	46,378	48,727

Property and Equipment
Building and land	6,013	6,013
Machinery and equipment	13,606	13,418
Furniture and fixtures	870	869

	20,489	20,300
Less — Accumulated depreciation and amortization	(14,389)	(13,763)

Net property and equipment	6,100	6,537

Long-Term Investments	2,192	2,192
Deferred Tax Asset	8,957	7,903

Total Assets	$63,627	$65,359

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,904	$2,461
Accrued liabilities and expenses	2,486	2,197
Accrued compensation	904	1,192
Income taxes payable	101	69
Deferred revenue	2,325	2,975

Total current liabilities	7,720	8,894

Long-term Liabilities
Accrued taxes	765	765

Total liabilities	8,485	9,659

Shareholders’ Equity
Preferred stock — no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,930 and 8,873, respectively	89	89
Accumulated other comprehensive income	901	718
Additional paid-in capital	41,400	40,914
Retained earnings	12,752	13,979

Total shareholders’ equity	55,142	55,700

Total Liabilities and Shareholders’ Equity	$63,627	$65,359

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands, Except Per Share Amounts)	2009	2008	2009	2008

Net Sales	$11,751	$19,851	$22,564	$39,116

Cost of Sales	6,944	12,214	13,828	24,677

Gross Profit	4,807	7,637	8,736	14,439

Operating Expenses
Selling, general and administrative	3,966	4,477	7,630	8,960
Engineering, research and development	1,554	2,008	3,283	4,309

Total operating expenses	5,520	6,485	10,913	13,269

Operating Income (Loss)	(713)	1,152	(2,177)	1,170

Other Income and (Expenses)
Interest income, net	71	241	128	474
Foreign currency gain (loss)	(34)	282	175	218
Other	1	3	2	5

Total other income	38	526	305	697

Income (Loss) Before Income Taxes	(675)	1,678	(1,872)	1,867

Income Tax Benefit (Expense)	261	(587)	645	(808)

Net Income (Loss)	$(414)	$1,091	$(1,227)	$1,059

Earnings (Loss) Per Common Share
Basic	($0.05)	$0.12	($0.14)	$0.12
Diluted	($0.05)	$0.12	($0.14)	$0.12

Weighted Average Common Shares Outstanding
Basic	8,902	8,851	8,895	8,849
Dilutive effect of stock options	—	91	—	134

Diluted	8,902	8,942	8,895	8,983

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended
	December 31,
(In Thousands)	2009	2008

Cash Flows from Operating Activities
Net income (loss)	$(1,227)	$1,059
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Depreciation and amortization	690	764
Stock compensation expense	301	333
Deferred income taxes	(1,003)	718
Disposal of assets and other	(74)	(52)
Allowance for doubtful accounts	(355)	(9)
Changes in assets and liabilities
Receivables, net	(991)	(814)
Inventories	(343)	(592)
Accounts payable	(633)	2,914
Other current assets and liabilities	703	(1,929)

Net cash provided from (used for) operating activities	(2,932)	2,392

Cash Flows from Financing Activities
Proceeds from stock plans	186	53

Net cash provided from financing activities	186	53

Cash Flows from Investing Activities
Purchases of investments	(3,244)	—
Proceeds from sales and maturities of investments	498	—
Capital expenditures	(238)	(462)

Net cash used for investing activities	(2,984)	(462)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	204	(867)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,526)	1,116
Cash and Cash Equivalents, July 1	22,654	22,157

Cash and Cash Equivalents, December 31	$17,128	$23,273

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying consolidated financial statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
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
In October 2009, the FASB issued an accounting standards update amending revenue recognition requirements for multiple-deliverable revenue arrangements. This update provides guidance on separating the deliverables and on the method to measure and allocate arrangement consideration, particularly when the arrangement includes both products and services provided to the customers. The update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.
3. Financial Instruments
ASC 820, “Fair Value Measurements”, emphasizes that fair value is a market-based measurement, not an entity specific measurement. Therefore, a fair value measurement should be determined based on assumptions that the market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair market measurements, ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:
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

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable and reflect management’s estimates and assumptions.
The following table presents the Company’s investments measured at fair value at December 31, 2009 and June 30, 2009, in thousands:

Description	December 31, 2009	Level 1	Level 2	Level 3
Short-Term Investments	$12	$12	—	—
Long-Term Investments	$2,192	—	—	$2,192

Description	June 30, 2009	Level 1	Level 2	Level 3
Long-Term Investments	$2,192	—	—	$2,192

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
4. Inventory
Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $662,000 and $646,000 at December 31, 2009 and June 30, 2009, respectively, is comprised of the following (in thousands):

	December 31,	June 30,
Inventory	2009	2009
Component parts	$2,091	$2,651
Work in process	156	90
Finished goods	8,201	7,264

Total	$10,448	$10,005

5. Short-Term and Long-Term Investments
The Company accounts for its investments in accordance with ASC 320, “Investments — Debt and Equity Securities”. Investments with a maturity of greater than three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. Each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment which involves significant judgment. In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the income statement. If market, industry, and/or investee conditions deteriorate, future impairments may be incurred.
At December 31, 2009, the Company had $4.0 million of short-term investments in certificate of deposit holdings.
At December 31, 2009, the Company holds long-term investments in preferred stock investments that are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company estimated that the fair market value of these investments at December 31, 2009 was $2.2 million based on an independent valuation performed by an external independent valuation firm together with management’s judgment of the market. The fair market analysis considered the following key inputs, (i) the underlying structure of each security; (ii) the present value of the future principal and dividend payments discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of each security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.

The following table summarizes the Company’s long-term investments (in thousands):

Long-Term Investments	December 31, 2009	June 30, 2009
Cost	$6,300	$6,300
Unrealized (Losses)	(4,108)	(4,108)

Estimated Fair Value	$2,192	$2,192

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
At December 31, 2009 and 2008 the Company had no forward exchange contracts outstanding. During the six months ended December 31, 2008, the Company recognized a loss of approximately $19,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts that matured on July 1, 2008.
7. Comprehensive Income
Comprehensive income is defined as the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income, net of tax, for the applicable periods is as follows (in thousands):

Three Months Ended December 31,	2009	2008
Net Income (Loss)	$(414)	$1,091
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(342)	(367)
Temporary impairment on investment	—	—
Forward contracts	—	—

Total Comprehensive Income (Loss)	$(756)	$724

Six Months Ended December 31,	2009	2008
Net Income (Loss)	$(1,227)	$1,059
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	183	(1,969)
Temporary impairment on investment	—	(185)
Forward contracts	—	(19)

Total Comprehensive (Loss)	$(1,044)	$(1,114)

8. Credit Facilities
The Company had no debt outstanding at December 31, 2009.
The Company renewed its Credit Agreement with Comerica Bank effective September 30, 2009. The Company has a $6.0 million secured Credit Agreement, which expires on November 1, 2011. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated currently at 2.35% above the Libor Rate offered at the time and for the period chosen and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during any period of time during which the Libor-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, using the interest rate established by the Bank as its prime rate for its borrowers. Quarterly, the Company pays a commitment fee of 0.15% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.4 million as of December 31, 2009 and to have no advances outstanding for 30 consecutive days each calendar year.

At December 31, 2009, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 Euros (equivalent to approximately $430,000). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At December 31, 2009, GmbH had no borrowings outstanding. At December 31, 2009, the facility supported outstanding letters of credit totaling 62,552 Euros (equivalent to approximately $90,000).
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
The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $126,000 and $301,000 in the three and six months ended December 31, 2009, respectively. This had the effect of decreasing net income by $86,000, or $0.01 per diluted share, and $202,000, or $0.02 per diluted share, for the three and six months ended December 31, 2009, respectively. The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $103,000 and $333,000 in the three and six months ended December 31, 2008, respectively. This had the effect of decreasing net income by $55,000, or $0.01 per diluted share, and $220,000, or $0.02 per diluted share, for the three and six months ended December 31, 2008, respectively. As of December 31, 2009, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $870,000. The Company expects to recognize this cost over a weighted average vesting period of 2.35 years.
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
Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, except as otherwise specified in the 2004 Stock Incentive Plan. As of December 31, 2009, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. All options outstanding under the Directors Plan are vested and expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.

The estimated fair value as of the date options were granted during the periods presented, using the Black Scholes option-pricing model, was as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
Weighted Average Estimated Fair Value Per Share of Options Granted During the Period	$1.38	$1.84	$1.38	$2.16
Assumptions:
Amortized Dividend Yield	—	—	—	—
Common Stock Price Volatility	47.35%	36.46%	47.35%	36.13%
Risk Free Rate of Return	2.38%	3.13%	2.38%	3.19%
Expected Option Term (in years)	5	5	5	5
The Company received $89,000 in cash from option exercises under all share-based payment arrangements for the three and six months ended December 31, 2009.
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
Options to purchase 1,115,000 and 1,018,000 shares of common stock outstanding in the three months ended December 31, 2009 and 2008, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 994,000 and 962,000 shares of common stock outstanding in the six months ended December 31, 2009 and 2008, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.
11. Income Taxes
The Company had long-term tax contingencies of $765,000 as of December 31, 2009 and June 30, 2009.
12. Commitments and Contingencies
Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $6.4 million using a December 31, 2009 exchange rate. GDS and Carbotech filed and subsequently emerged from bankruptcy protection in Canada. The Company intends to vigorously defend against GDS’ claims.

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
13. Segment Information
Effective July 1, 2009, the Company reorganized its business into two operating segments, the Industrial Business Unit (“IBU”) and the Commercial Products Business Unit (“CBU”). The reorganization of the Company’s business segments was in response to the growth, increased development and focus that has occurred in the Company’s commercial products since its initial sales in the third quarter of fiscal 2007. The Company’s reportable segments are strategic business units that have separate management teams focused on different marketing strategies. The IBU segment markets its products primarily to industrial companies directly or through manufacturing line builders, system integrators, original equipment manufacturers (“OEMs”) and value-added resellers (“VARs”). Products sold by IBU include automated systems products consisting of AutoGauge®, AutoFit®, AutoScan®, and AutoGuide® that are primarily custom-configured systems typically purchased for installation in connection with new automotive model retooling programs, value added services that are primarily related to automated systems products, and technology components consisting of ScanWorks® and WheelWorks® products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment markets. The CBU segment products are designed for sale to professional tradesmen in the commercial market and are sold to and distributed through strategic partners.
The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance based on operating income, excluding unusual items. Company-wide costs are allocated between segments based on revenues and/or labor as deemed appropriate. Segment results for the three and six months ended December 31, 2008 have been revised to conform to the new fiscal 2010 segment reporting structure.

		Commercial
	Industrial	Products Business
Reportable Segments ($000)	Business Unit	Unit	Consolidated
Three months ended December 31, 2009
Net sales	$9,861	$1,890	$11,751
Operating income (loss)	275	(988)	(713)
Assets	43,111	20,516	63,627
Accumulated depreciation and amortization	13,705	684	14,389

Three months ended December 31, 2008
Net sales	$11,941	$7,910	$19,851
Operating income (loss)	(52)	1,204	1,152
Assets	50,471	22,979	73,450
Accumulated depreciation and amortization	13,611	324	13,935

		Commercial
	Industrial	Products Business
Reportable Segments ($000)	Business Unit	Unit	Consolidated
Six months ended December 31, 2009
Net sales	$17,953	$4,611	$22,564
Operating income (loss)	(546)	(1,631)	(2,177)
Assets	41,218	22,409	63,627
Accumulated depreciation and amortization	13,705	684	14,389

Six months ended December 31, 2008
Net sales	$23,066	$16,050	$39,116
Operating income (loss)	(1,674)	2,844	1,170
Assets	50,844	22,606	73,450
Accumulated depreciation and amortization	13,611	324	13,935
14. Subsequent Events
On January 29, 2010, Ram Reinsurance Company Ltd., the issuer of one of the Company’s preferred stock investments, initiated a tender offer for all of its outstanding preference shares at $25,000 per share, if the shares are tendered by February 11, 2010. The tender offer period remains open until February 26, 2010. The Company has tendered its shares. Provided that the tender offer is accepted and closed, the Company expects to receive $925,000 which would result in a net gain of approximately $200,000 over the Company’s estimated fair market value of this investment at December 31, 2009.

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

OVERVIEW
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact measurement and inspection solutions for industrial and commercial applications. Effective July 1, 2009, the Company reorganized its business into two operating segments, the Industrial Business Unit (“IBU”) and the Commercial Products Business Unit (“CBU”). The reorganization of the Company’s business segments was in response to the growth, increased development and focus that has occurred in the Company’s commercial products since its initial sales in the third quarter of fiscal 2007. IBU products provide solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement, scanning and inspection applications. These products are used by the Company’s customers to help them manage their complex manufacturing processes to improve quality, shorten product launch times, reduce overall manufacturing costs and for digitizing and reverse engineering. Products sold by IBU include the automated systems products consisting of AutoGauge®, AutoFit®, AutoScan®, and AutoGuide® that are primarily custom-configured systems typically purchased for installation in connection with new automotive model retooling programs, value added services that are primarily related to automated systems products, and technology components consisting of ScanWorks® and WheelWorks® products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment markets. The products of the CBU segment are designed for sale to professional tradesmen in the commercial market and are sold to and distributed through strategic partners. The Company services multiple markets, with the largest being the automotive industry serviced by IBU. The Company’s primary operations are in North America, Europe and Asia.
In the IBU segment, new vehicle tooling programs represent the most important selling opportunity for the Company’s automated systems. The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans and is also influenced by the state of the economy. Sales related to services and technology components are on-going and vary from period to period based on customers’ plans. Sales of ScanWorks® are primarily to non-automotive customers. IBU sales in the second quarter of fiscal 2010 were still well below historical levels and continued to be affected by the state of the automotive industry and the economy. There are signs, however, that business conditions for the Company’s IBU customers are improving. IBU sales in the second quarter improved $1.8 million over the first quarter of fiscal 2010 and sales in the first quarter of fiscal 2010 had improved $1.9 million over sales in the fourth quarter of fiscal 2009. Bookings in the second quarter of fiscal 2010 were the highest achieved in the last four quarters. Second quarter bookings increased $4.0 million or 50% over the first quarter of fiscal 2010 and increased in all three geographic regions with Europe and Asia having the largest percentage increases. Margins have improved as a result of the cost reduction actions taken in the second half of fiscal 2009. IBU’s quoting activity has increased and there has been increased interest by our customers in the enhanced functionality that is being incorporated into the AutoGauge® product. There has also been increased business activity in Asia which was the first geographic area to show economic improvement.
During the second quarter of fiscal 2010, CBU entered into supply agreements with two new strategic vertical partners and allowing for product design, development and production, expects initial sales will occur before the end of fiscal 2010. Also as previously disclosed, in October, the Company and Ridge Tool Company (“Ridge”) mutually decided not to renew the Ridge supplier agreement. Sales to Ridge are expected to continue through the rest of this fiscal year and will principally be from existing inventory with some sales expected for products not yet manufactured. The existing inventory sales will be at significantly reduced margins while sales of accessories to be manufactured will be at normal margins. For fiscal 2010, sales to Ridge will be significantly below the $11.2 million level in fiscal 2009. In the third quarter of fiscal 2010, the Company began shipping two new accessories to Snap-on, a Digital Video Recorder (DVR) and a 5.5 mm imager. The DVR adds the capability to record and store images for users of the BK5500 product. The 5.5mm imager allows mechanics to see into diesel injector ports and glow plugs.
Outlook - The Company is encouraged by the trend over the past two quarters of increased sales and bookings in the IBU segment. The Company expects continued, gradual improvement in IBU sales. Sales quoting activity in the United States is continuing at a higher level than it has in the past four quarters. In Europe, the Company received automated system orders from a leading German automotive manufacturer for its facilities in Europe, China, and South America. Sales in Asia, particularly China, are expected to grow in the third and fourth quarter of fiscal 2010 and as a result, the Company moved to a larger office in Shanghai and is in the process of hiring additional engineers to support its growth in this area.
The Company expects sales for its CBU segment to begin growing again. With the addition of the two new CBU partnerships and continued sales to Snap-On and Ridge, the Company expects CBU sales to be higher in the third and fourth quarters of fiscal 2010 compared to the level achieved in the second quarter of fiscal 2010. CBU sales are expected to grow in fiscal 2011 compared to fiscal 2010 as the new strategic partners roll out product. The Company also continues to be in active contract discussions with additional potential partners.
The Company continued to achieve the level of cost savings in the second quarter that it anticipated at the time cost reduction actions were taken. As sales improve, the Company intends to be conservative and strategic in determining where cost increases will be allowed to occur. The Company’s financial base remains strong with no debt and approximately $21.1 million of cash and short-term investments at December 31, 2009 available to support its growth plans. Near-term the Company will continue to focus on the release of new products in both of its business segments, geographic growth, principally in Asia and working with its strategic partners in the CBU.

RESULTS OF OPERATIONS
Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
Overview - For the second quarter of fiscal 2010, the Company reported a net loss of $414,000, or $0.05 per diluted share, compared to net income of $1.1 million, or $0.12 per diluted share for the second quarter of fiscal 2009. Specific line item results are described below.
Sales - Net sales in the second quarter of fiscal 2010 were $11.8 million, compared to $19.9 million for the quarter ended December 31, 2008. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

	Second		Second
Sales (by segment)	Quarter		Quarter
(in millions)	2010		2009		Increase/(Decrease)
Industrial Business Unit	$9.9	83.9%	$12.0	60.3%	$(2.1)	(17.5)%
Commercial Products Business Unit	1.9	16.1%	7.9	39.7%	(6.0)	(75.9)%

Totals	$11.8	100.0%	$19.9	100.0%	$(8.1)	(40.7)%

	Second		Second
Sales (by location)	Quarter		Quarter
(in millions)	2010		2009		Increase/(Decrease)
Americas	$4.9	41.5%	$12.5	62.8%	$(7.6)	(60.8)%
Europe	6.1	51.7%	5.9	29.7%	.2	3.4%
Asia	.8	6.8%	1.5	7.5%	(.7)	(46.7)%

Totals	$11.8	100.0%	$19.9	100.0%	$(8.1)	(40.7)%

Sales in the IBU segment decreased $2.1 million, primarily due to decreased sales of automated systems products and to a lesser extent, lower technology component sales. The decrease reflects the fact that the second quarter of fiscal 2009 had not yet been fully affected by the downturn in the automotive industry and the economy as a whole that largely occurred toward the end of the second quarter of fiscal 2009 and continued into fiscal 2010. Sales in the CBU segment decreased primarily from lower sales to Ridge as a result of the decision not to renew the Ridge supplier agreement and lower sales to Snap-on due to the state of the economy in the fiscal 2010 quarter compared to the second quarter of fiscal 2009. The second quarter of fiscal 2009 also reflected a ramp up of sales that related to the newly introduced Snap-on BK5500 product and the Ridge microEXPLORER™ Digital Inspection Camera. The decrease in sales of the CBU was also the primary reason for the decrease in the Americas. Increased automated systems products sales in Europe were offset by lower technology component sales in that region. The decrease in sales in Asia was essentially split between lower automated systems products sales and lower technology component sales and relates to the impact the automotive downturn had on the Company in fiscal 2010 that had not yet impacted Asia sales in fiscal 2009.
Bookings - Bookings represent new orders received from customers. The Company had new order bookings during the quarter of $14.7 million compared to $12.4 million for the second quarter ended December 31, 2008. The following tables set forth comparison data for the Company’s bookings by segment and geographic location. It should be noted that the Company’s level of new orders fluctuates from quarter to quarter and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.

	Second		Second
Bookings (by segment)	Quarter		Quarter
(in millions)	2010		2009		Increase/(Decrease)
Industrial Business Unit	$12.0	81.6%	$8.8	71.0%	$3.2	36.4%
Commercial Products Business Unit	2.7	18.4%	3.6	29.0%	(0.9)	(25.0)%

Totals	$14.7	100.0%	$12.4	100.0%	$2.3	18.5%

	Second		Second
Bookings (by location)	Quarter		Quarter
(in millions)	2010		2009		Increase/(Decrease)
Americas	$6.2	42.2%	$7.1	57.3%	$(0.9)	(12.7)%
Europe	5.7	38.8%	4.8	38.7%	0.9	18.8%
Asia	2.8	19.0%	0.5	4.0%	2.3	460.0%

Totals	$14.7	100.0%	$12.4	100.0%	$2.3	18.5%

IBU bookings increased $3.2 million primarily as a result of higher automated systems products bookings. IBU bookings have improved for three consecutive quarters and in the second quarter of fiscal 2010 were the highest since the first quarter of fiscal 2009. Europe and Asia bookings increased primarily for automated systems products. CBU bookings decreased primarily due to the state of the economy in the fiscal 2010 quarter compared to the second quarter of fiscal 2009. The decrease in CBU bookings was also the primary reason for the decrease in the Americas.
Backlog - Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $19.4 million as of December 31, 2009 compared with $19.1 million as of December 31, 2008. The following tables set forth comparison data for the Company’s backlog by segment and geographic location. It should be noted that the level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months.

	Second		Second
Backlog (by segment)	Quarter		Quarter
(in millions)	2010		2009		Increase/(Decrease)
Industrial Business Unit	$17.6	90.7%	$17.1	89.5%	$0.5	2.9%
Commercial Products Business Unit	1.8	9.3%	2.0	10.5%	(0.2)	(10.0)%

Totals	$19.4	100.0%	$19.1	100.0%	$0.3	1.6%

	Second		Second
Backlog (by location)	Quarter		Quarter
(in millions)	2010		2009		Increase/(Decrease)
Americas	$6.3	32.5%	$8.0	41.9%	$(1.7)	(21.3)%
Europe	9.1	46.9%	10.5	55.0%	(1.4)	(13.3)%
Asia	4.0	20.6%	0.6	3.1%	3.4	566.7%

Totals	$19.4	100.0%	$19.1	100.0%	$0.3	1.6%

There was no significant change in the overall backlog for either IBU or CBU compared to the second quarter of fiscal 2009. The trend in IBU’s backlog has been improving since the third quarter of fiscal 2009 and is at its highest level since the first quarter of fiscal 2009. Asian backlog increased as a result of higher automated systems bookings and was the reason for the overall increase in IBU backlog.
Gross Profit - Gross profit was $4.8 million, or 40.9% of sales, in the second quarter of fiscal 2010, as compared to $7.6 million, or 38.5% of sales, in the second quarter of fiscal 2009. The Company achieved a gross profit margin percentage increase of 2.4% even though the quarter comparison showed a 40.8% reduction in sales. The gross margin percentage increase was primarily the result of the cost reduction actions taken by the Company in the second half of fiscal 2009 and the mix of sales between the IBU and the CBU segments. The effect of the stronger Euro in the second quarter of fiscal 2010 compared to 2009 increased gross profit approximately $400,000.
Selling, General and Administrative (SG&A) Expenses - SG&A expenses decreased $511,000 to $4.0 million compared to $4.5 million in the quarter ended December 31, 2008. The decrease was primarily due to lower personnel related costs resulting from the cost reduction actions taken by the Company in the second half of fiscal 2009 and to a lesser extent, lower advertising expenses. The stronger Euro in the fiscal 2010 quarter compared to fiscal 2009 increased costs approximately $120,000.
Engineering, Research and Development (R&D) Expenses - Engineering and R&D expenses were $1.6 million in the quarter ended December 31, 2009 compared to $2.0 million in the second quarter a year ago. The $454,000 decrease was primarily due to lower personnel related costs resulting from the cost reduction actions taken by the Company in the second half of fiscal 2009.
Interest Income, net - Net interest income was $71,000 in the second quarter of fiscal 2010 compared with net interest income of $241,000 in the second quarter of fiscal 2009. The decrease was primarily due to significantly lower interest rates and to a lesser extent lower average cash and investment balances compared to one year ago.
Foreign Currency - There was a net foreign currency loss of $34,000 in the fiscal 2010 quarter compared with a gain of $282,000 a year ago and represents foreign currency changes, particularly related to the Yen within the respective periods.
Income Taxes - The effective tax rate for the second quarter of fiscal 2010 was 38.7% compared to 35.0% in the second quarter of fiscal 2009. The effective rate in both 2009 and 2008 primarily reflects the effect of the mix of pre-tax profit and loss among the Company’s various operating entities and their countries’ respective tax rates.
Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008
Overview - The Company reported a net loss of $1.2 million, or $0.14 per diluted share, for the first half of fiscal 2010, compared with net income of $1.1 million, or $0.12 per diluted share for the six months ended December 31, 2008. Specific line item results are described below.
Sales - Net sales in the first six months of fiscal 2010 were $22.6 million, compared to $39.1 million for the six months ended December 31, 2008. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

Sales (by segment)	Six Months		Six Months
(in millions)	Ended 12/31/09		Ended 12/31/08		Increase/(Decrease)
Industrial Business Unit	$18.0	79.6%	$23.1	59.1%	$(5.1)	(22.1)%
Commercial Products Business Unit	4.6	20.4%	16.0	40.9%	(11.4)	(71.3)%

Totals	$22.6	100.0%	$39.1	100.0%	$(16.5)	(42.2)%

Sales (by location)	Six Months		Six Months
(in millions)	Ended 12/31/09		Ended 12/31/08		Increase/(Decrease)
Americas	$10.4	46.0%	$26.0	66.5%	$(15.6)	(60.0)%
Europe	10.9	48.2%	10.8	27.6%	0.1	0.9%
Asia	1.3	5.8%	2.3	5.9%	(1.0)	(43.5)%

Totals	$22.6	100.0%	$39.1	100.0%	$(16.5)	(42.2)%

Sales in the IBU segment decreased $5.1 million, primarily due to decreased sales of automated systems products and to a lesser extent, lower technology component sales. The decrease reflects the fact that the Company’s first six months results in fiscal 2009 had not yet been significantly affected by the forthcoming downturn in the automotive industry and the overall economy that largely occurred toward the end of the second quarter of fiscal 2009 and continued into fiscal 2010. Sales in the CBU segment decreased primarily due to the high sales level achieved in the fiscal 2009 period that reflected a high ramp up of sales related to the newly introduced Snap-on BK5500 product and the Ridge microEXPLORER™ Digital Inspection Camera. Also affecting the CBU fiscal 2010 period was the state of the economy in the fiscal 2010 period compared to the fiscal 2009 period and reduced sales to Ridge resulting from the decision not to renew the Ridge supplier agreement. The decrease in sales of the CBU was also the primary reason for the decrease in the Americas. Increased automated systems products sales in Europe were offset by lower technology component sales in that region. Sales in Asia decreased primarily due to lower automated systems products sales and, to a lesser extent, lower technology component sales.
Bookings - Bookings represent new orders received from customers. New order bookings for the six months ended December 31, 2009 were $24.5 million compared to $32.8 million for the same period one year ago. The following tables set forth comparison data for the Company’s bookings by segment and geographic location. It should be noted that historically, the Company’s level of new orders has varied from period to period and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.

Bookings (by segment)	Six Months		Six Months
(in millions)	Ended 12/31/09		Ended 12/31/08		Increase/(Decrease)
Industrial Business Unit	$20.1	82.0%	$21.7	66.2%	$(1.6)	(7.4)%
Commercial Products Business Unit	4.4	18.0%	11.1	33.8%	(6.7)	(60.4)%

Totals	$24.5	100.0%	$32.8	100.0%	$(8.3)	(25.3)%

Bookings (by location)	Six Months		Six Months
(in millions)	Ended 12/31/09		Ended 12/31/08		Increase/(Decrease)
Americas	$11.1	45.3%	$19.1	58.2%	$(8.0)	(41.9)%
Europe	8.8	35.9%	12.6	38.4%	(3.8)	(30.2)%
Asia	4.6	18.8%	1.1	3.4%	3.5	318.2%

Totals	$24.5	100.0%	$32.8	100.0%	$(8.3)	(25.3)%

The decrease in IBU bookings of $1.6 million for the six-month period of fiscal 2010 occurred entirely in the first quarter. CBU bookings decreased primarily because the comparable fiscal 2009 quarter reflected the ramp up of orders related to two newly released products, namely, the Ridge microEXPLORER™ Digital Inspection Camera and the Snap-on BK5500. Also affecting the CBU segment in the first half of fiscal 2010 was the state of the economy in the fiscal 2010 period compared to the fiscal 2009 period. The decrease in CBU bookings was also the primary reason for the decrease in the Americas and to a lesser extent lower technology component and automated systems bookings that occurred in the first quarter of fiscal 2010. European bookings decreased primarily due to lower automated systems products and also occurred in the first quarter of fiscal 2010. The increase in Asian bookings was primarily for automated systems products.

Gross Profit - Gross profit was $8.7 million, or 38.7% of sales, in the first half of fiscal 2010, as compared to $14.4 million, or 36.9% of sales, in the first half of fiscal 2009. The Company achieved a gross profit margin percentage increase of 1.8% even though the six-month period comparison showed a 42.2% reduction in sales. The gross margin percentage increase was primarily the result of the cost reduction actions taken by the Company in the second half of fiscal 2009 and the mix of sales between the IBU and the CBU segments. The effect of the stronger Euro in the first half of fiscal 2010 compared to 2009 increased gross profit approximately $170,000. Also contributing to the lower margin in the fiscal 2009 period was a large project that had a sizable third party outsourcing content which resulted in a lower overall margin on the project than was typical for the Company.
Selling, General and Administrative (SG&A) Expenses - SG&A expenses were $7.6 million in the first half of fiscal 2010 compared to $9.0 million in the same period one year ago. The decrease of approximately $1.4 million was primarily due to lower personnel related costs and contract services resulting from the cost reduction actions taken by the Company in the second half of fiscal 2009. The stronger Euro in the fiscal 2010 period compared to fiscal 2009 did not have a material effect on the comparison.
Engineering, Research and Development (R&D) Expenses - Engineering and R&D expenses were $3.3 million for the six months ended December 31, 2009 compared to $4.3 million for the six-month period a year ago. The $1.0 million decrease was principally due to lower personnel related costs resulting from the cost reduction actions taken by the Company in the second half of fiscal 2009 and to a lesser extent lower contract services.
Interest Income, net - Net interest income was $128,000 in the first half of fiscal 2010 compared with net interest income of $474,000 in the first half of fiscal 2009. The decrease was principally due to lower interest rates and to a lesser extent, lower cash and investment balances in the first half of fiscal 2010 compared to the first half of fiscal 2009.
Foreign Currency - There was a net foreign currency gain of $175,000 in the first half of fiscal 2010 compared with a gain of $218,000 a year ago and represents foreign currency changes, particularly related to the Yen and to a lesser extent the Real within the respective periods.
Income Taxes - The effective tax rate for the first six months of fiscal 2010 was 34.5% compared to 43.3% in the first half of fiscal 2009. The effective tax rate in both 2009 and 2008 periods primarily reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their countries’ respective tax rates.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash and cash equivalents were $17.1 million at December 31, 2009, compared to $22.7 million at June 30, 2009. The largest component of the $5.6 million decrease for the six months ended December 31, 2009 was from purchases of short-term investments totaling $3.2 million. In addition, there was $2.9 million used for operations and $238,000 used for capital expenditures which were offset by proceeds of $498,000 from sales and maturities of investments and $204,000 for the effect of exchange rate changes on cash and cash equivalents.
Of the $2.9 million in cash used for operations, $1.3 million was used for net working capital needs and $1.6 million reflected the net loss of $1.2 million plus the add back of non-cash items totaling $441,000. The net working capital use resulted primarily from increased receivables of $991,000, decreased accounts payables of $633,000, and increased inventory of $343,000 which were offset by a $703,000 favorable change in other current assets and liabilities. The $991,000 increase in receivables primarily related to higher sales during the second quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009. The decrease in accounts payable related to normal fluctuations in the timing of payments. The change in other current assets and liabilities represented lower prepaid expenses and higher accrued liabilities offset by lower deferred revenue and accrued compensation.
The Company provides a reserve for obsolescence to recognize the effects of engineering changes and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the first half of fiscal 2010, the Company increased the reserve for obsolescence by $16,000, net of foreign currency translation effects of the Euro and had no disposals.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company increased its allowance for doubtful accounts by $37,000 and wrote off $390,000 of receivables during the first half of fiscal 2010, resulting in a net decrease of $353,000.
The Company had no debt outstanding at December 31, 2009. The Company renewed its Credit Agreement with Comerica Bank effective September 30, 2009. The Company has a $6.0 million secured Credit Agreement, which expires on November 1, 2011. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated currently at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during a period of time during which the Libor-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, using the interest rate established by the Bank as its prime rate for its borrowers. Quarterly, the Company pays a commitment fee of 0.15% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.4 million as of December 31, 2009 and to have no advances outstanding for 30 consecutive days each calendar year.
At December 31, 2009, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 Euros (equivalent to approximately $430,000). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At December 31, 2009, GmbH had no borrowings outstanding. At December 31, 2009, the facility supported outstanding letters of credit totaling 62,552 Euros (equivalent to approximately $90,000).
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
At December 31, 2009, the Company had short-term investments totaling $4.0 million and long-term investments valued at $2.2 million. See Note 5 and Note 14 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, and “Subsequent Events”, respectively, for further information on the Company’s investments and their current valuation. The market for the long-term investments is currently illiquid. Based on the Company’s current business plan, cash, cash equivalents and short-term investments of $21.1 million at December 31, 2009 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity on these long-term investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2010 cash flow requirements.
The Company expects to spend approximately $1.3 million during fiscal year 2010 for capital equipment, although there is no binding commitment to do so. Based on the Company’s current business plan, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2010 cash flow requirements, except to the extent that the Company implements new business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

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
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 (b) of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There have been no material changes made to the risk factors listed in “Item 1A — Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Shareholders on November 17, 2009 at which time the following action was taken:
1. The Shareholders elected the following persons as the Company’s Board of Directors, and the results of the vote on this matter were as follows:

Name	For	Withheld	Broker Non-Votes

David J. Beattie	7,415,243	485,029	—
Kenneth R. Dabrowski	7,071,718	828,554	—
Philip J. DeCocco	7,095,308	804,964	—
W. Richard Marz	7,388,225	512,047	—
Robert S. Oswald	7,413,064	487,208	—
James A. Ratigan	7,304,995	595,277	—
Harry T. Rittenour	7,402,386	497,886	—
Terryll R. Smith	7,005,848	894,424	—
2. The Shareholders ratified the selection of Grant Thornton LLP as the Company’s independent registered public accounting firm for fiscal 2010, and the results of the vote on this matter were as follows:

For	Against	Abstentions	Broker Non-Votes

7,833,227	47,464	19,579	—

ITEM 6.	EXHIBITS

31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc. (Registrant)
Date: February 12, 2010	By:	/S/ Harry T. Rittenour
Harry T. Rittenour
President and Chief Executive Officer

Date: February 12, 2010	By:	/S/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 12, 2010	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Controller and Chief Accounting Officer (Principal Accounting Officer)