Form 10-Q
period 2010-03-31
PERCEPTRON INC/MI
filed 2010-05-14
CIK 887226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2010.
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
The number of shares outstanding of each of the issuer’s classes of common stock as of May 10, 2010, was:

Common Stock, $0.01 par value	8,952,149

Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2010

Page
Number

COVER	1

INDEX	2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4(T). Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1A. Risk Factors	22

Item 6. Exhibits	22

SIGNATURES	23

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
(In Thousands, Except Per Share Amount)	2010	2009
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$9,037	$22,654
Short-term investments	11,878	1,241
Receivables:
Billed receivables, net of allowance for doubtful accounts of $165 and $603, respectively	9,893	8,975
Unbilled receivables	327	296
Other receivables	975	357
Inventories, net of reserves of $1,116 and $646, respectively	8,752	10,005
Deferred taxes	2,290	2,290
Other current assets	1,767	2,909

Total current assets	44,919	48,727

Property and Equipment
Building and land	6,013	6,013
Machinery and equipment	13,648	13,418
Furniture and fixtures	870	869

	20,531	20,300
Less — Accumulated depreciation and amortization	(14,473)	(13,763)

Net property and equipment	6,058	6,537

Long-Term Investments	2,192	2,192
Deferred Tax Asset	8,960	7,903

Total Assets	$62,129	$65,359

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,939	$2,461
Accrued liabilities and expenses	2,477	2,197
Accrued compensation	708	1,192
Income taxes payable	76	69
Deferred revenue	1,952	2,975

Total current liabilities	7,152	8,894

Long-term Liabilities
Accrued taxes	765	765

Total liabilities	7,917	9,659

Shareholders’ Equity
Preferred stock — no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,952 and 8,873, respectively	90	89
Accumulated other comprehensive income	(68)	718
Additional paid-in capital	41,569	40,914
Retained earnings	12,621	13,979

Total shareholders’ equity	54,212	55,700

Total Liabilities and Shareholders’ Equity	$62,129	$65,359

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands, Except Per Share Amounts)	2010	2009	2010	2009

Net Sales	$13,544	$13,195	$36,108	$52,311

Cost of Sales	8,550	8,545	22,378	33,222

Gross Profit	4,994	4,650	13,730	19,089

Operating Expenses
Selling, general and administrative	3,591	4,099	11,221	13,059
Engineering, research and development	1,762	1,881	5,045	6,190
Restructuring charge (Note 11)	—	1,032	—	1,032

Total operating expenses	5,353	7,012	16,266	20,281

Operating Loss	(359)	(2,362)	(2,536)	(1,192)

Other Income and (Expenses)
Interest income, net	48	103	176	577
Foreign currency gain (loss)	(17)	(181)	158	37
Impairment on long-term investment	—	(1,494)		(1,494)
Other	1	—	3	5

Total other income and (expenses)	32	(1,572)	337	(875)

Loss Before Income Taxes	(327)	(3,934)	(2,199)	(2,067)

Income Tax Benefit	196	1,218	841	410

Net Loss	$(131)	$(2,716)	$(1,358)	$(1,657)

Loss Per Common Share
Basic	$(0.01)	$(0.31)	$(0.15)	$(0.19)
Diluted	$(0.01)	$(0.31)	$(0.15)	$(0.19)

Weighted Average Common Shares Outstanding
Basic	8,949	8,869	8,913	8,856
Dilutive effect of stock options	—	—	—	—

Diluted	8,949	8,869	8,913	8,856

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine Months Ended
	March 31,
(In Thousands)	2010	2009

Cash Flows from Operating Activities
Net loss	$(1,358)	$(1,657)
Adjustments to reconcile the net loss to net cash provided from (used for) operating activities:
Depreciation and amortization	932	1,082
Stock compensation expense	409	466
Deferred income taxes	(1,049)	(681)
Impairment on long-term investments	—	1,494
Disposal of assets and other	(17)	25
Allowance for doubtful accounts	(433)	522
Changes in assets and liabilities
Receivables, net	(1,532)	5,145
Inventories	1,227	(1,901)
Accounts payable	(378)	2,539
Other current assets and liabilities	(62)	(2,942)

Net cash provided from (used for) operating activities	(2,261)	4,092

Cash Flows from Financing Activities
Proceeds from stock plans	247	180

Net cash provided from financing activities	247	180

Cash Flows from Investing Activities
Purchases of investments	(13,123)	(1,241)
Proceeds from sales and maturities of investments	2,486	—
Capital expenditures	(511)	(707)

Net cash used for investing activities	(11,148)	(1,948)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(455)	(1,529)

Net Increase (Decrease) in Cash and Cash Equivalents	(13,617)	795
Cash and Cash Equivalents, July 1	22,654	22,157

Cash and Cash Equivalents, March 31	$9,037	$22,952

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
2. New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.
In June 2009, the FASB issued Topic 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC”). The ASC instituted a major change in the way accounting standards are organized and became the official single source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The only authoritative literature is the ASC and other guidance issued by the Securities and Exchange Commission. All other literature is non-authoritative. The Company adopted the ASC in the first quarter of fiscal 2010. The adoption of the ASC had no impact on the Company’s consolidated financial statements.
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
3. Financial Instruments
ASC 820, “Fair Value Measurements”, emphasizes that fair value is a market-based measurement, not an entity specific measurement. Therefore, a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair market measurements, ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:
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

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable and reflect management’s estimates and assumptions.

The following table presents the Company’s investments measured at fair value at March 31, 2010 and June 30, 2009, in thousands:

Description	March 31, 2010	Level 1	Level 2	Level 3
Short-Term Investments	$53	$53	—	—
Long-Term Investments	$2,192	—	—	$2,192

Description	June 30, 2009	Level 1	Level 2	Level 3
Long-Term Investments	$2,192	—	—	$2,192
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
4. Inventory
Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1,116,000 and $646,000 at March 31, 2010 and June 30, 2009, respectively, is comprised of the following (in thousands):

	March 31,	June 30,
Inventory	2010	2009
Component parts	$2,009	$2,651
Work in process	157	90
Finished goods	6,586	7,264

Total	$8,752	$10,005

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
At March 31, 2010, the Company had $11.9 million of short-term investments.

At March 31, 2010, the Company holds long-term investments in preferred stock investments that are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company estimated that the fair market value of these investments at March 31, 2010 was $2.2 million based on an independent valuation performed by an external independent valuation firm completed in the third quarter of fiscal 2009 together with management’s judgment of the market. The fair market analysis considered the following key inputs, (i) the underlying structure of each security; (ii) the present value of the future principal and dividend payments discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of each security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.
During the quarter ended March 31, 2009, the Company’s long-term investments in auction rate securities totaling $6.3 million at cost were exchanged for preferred stock. The Company estimated that the fair market value of these investments at March 31, 2009 was $2.2 million based on an independent valuation performed by an external independent valuation firm in conjunction with an internal discounted cash flow analysis. The Company recorded an other-than-temporary impairment charge of $1.5 million pertaining to the preferred stock investments in the quarter ended March 31, 2009 based on the Company’s assessment that it is likely that the fair value of these investments will not be fully recovered in the foreseeable future given the duration, severity, and continued declining trend of the fair value of these securities, as well as the uncertain financial condition and near-term prospects of the issuers at that time.
The following table summarizes the Company’s long-term investments (in thousands):

Long-Term Investments	March 31, 2010	June 30, 2009
Cost	$6,300	$6,300
Unrealized (Losses)	(4,108)	(4,108)

Estimated Fair Value	$2,192	$2,192

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
At March 31, 2010 and 2009 the Company had no forward exchange contracts outstanding. During the nine months ended March 31, 2009, the Company recognized a loss of approximately $19,000 in other comprehensive income (loss) for the unrealized and realized change in value of the forward exchange contracts that matured on July 1, 2009.
7. Comprehensive Income
Comprehensive income is defined as the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income, net of tax, for the applicable periods is as follows (in thousands):

Three Months Ended March 31,	2010	2009
Net Loss	$(131)	$(2,716)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(969)	(1,040)
Temporary impairment on investment	—	767

Total Comprehensive Loss	$(1,100)	$(2,989)

Nine Months Ended March 31,	2010	2009
Net Loss	$(1,358)	$(1,657)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(786)	(3,009)
Temporary impairment on investment	—	582
Forward contracts	—	(19)

Total Comprehensive Loss	$(2,144)	$(4,103)

8. Credit Facilities
The Company had no debt outstanding at March 31, 2010.
The Company has a $6.0 million secured Credit Agreement, which expires on November 1, 2011. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated currently at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during a period of time during which the Libor-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, using the interest rate established by the Bank as its prime rate for its borrowers. Quarterly, the Company pays a commitment fee of 0.15% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.4 million as of March 31, 2010 and to have no advances outstanding for 30 consecutive days each calendar year.
At March 31, 2010, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 Euros (equivalent to approximately $404,000). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2010, GmbH had no borrowings outstanding. At March 31, 2010, the facility supported outstanding letters of credit totaling 62,552 Euros (equivalent to approximately $84,000).
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
The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $108,000 and $409,000 in the three and nine months ended March 31, 2010, respectively. This had the effect of decreasing net income by $72,000, or $0.01 per diluted share, and $274,000, or $0.03 per diluted share, for the three and nine months ended March 31, 2010, respectively. The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $133,000 and $466,000 in the three and nine months ended March 31, 2009, respectively. This had the effect of decreasing net income by $90,000, or $0.01 per diluted share, and $310,000, or $0.03 per diluted share, for the three and nine months ended March 31, 2009, respectively. As of March 31, 2010, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $760,000. The Company expects to recognize this cost over a weighted average vesting period of 2.2 years.

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
Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, except as otherwise specified in the 2004 Stock Incentive Plan. As of March 31, 2010, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. All options outstanding under the 1992 and Directors Plans are vested and expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.
The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, was as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	3/31/2010	3/31/2009	3/31/2010	3/31/2009
Weighted Average Estimated Fair Value Per Share of Options Granted During the Period	—	$1.11	$1.38	$1.14
Assumptions:
Amortized Dividend Yield	—	—	—	—
Common Stock Price Volatility	—	39.67%	47.35%	39.58%
Risk Free Rate of Return	—	1.92%	2.38%	1.95%
Expected Option Term (in years)	—	5	5	5
The Company received $33,000 and $122,000 in cash from option exercises under all share-based payment arrangements for the three and nine months ended March 31, 2010, respectively.
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
Options to purchase 931,000 and 1,172,000 shares of common stock outstanding in the three months ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 973,000 and 975,000 shares of common stock outstanding in the nine months ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

11. Restructuring Charge
During the quarter ended March 31, 2009, the Company implemented a significant cost reduction plan for its Industrial Business Unit. The actions did not affect the Commercial Products Business. Most of the cost reduction actions took place in North America with a smaller amount in Europe. The actions included reducing personnel, benefits, contract services and other related expenses. During the quarter ended March 31, 2009, the Company recorded a restructuring charge of approximately $1.0 million related to severance and other related costs.
12. Income Taxes
The Company had long-term tax contingencies of $765,000 as of March 31, 2010 and June 30, 2009.
13. Commitments and Contingencies
Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $6.5 million using a March 31, 2010 exchange rate. GDS and Carbotech filed and subsequently emerged from bankruptcy protection in Canada. The Company intends to vigorously defend against GDS’ claims.
The Company may, from time to time, be subject to other claims and suits.
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
14. Segment Information
Effective July 1, 2009, the Company reorganized its business into two operating segments, the Industrial Business Unit (“IBU”) and the Commercial Products Business Unit (“CBU”). The reorganization of the Company’s business segments was in response to the growth potential, increased development and focus that occurred in the Company’s commercial products since its initial sales in the third quarter of fiscal 2007. The Company’s reportable segments are strategic business units that have separate management teams focused on different marketing strategies. The IBU segment markets its products primarily to industrial companies directly or through manufacturing line builders, system integrators, original equipment manufacturers (“OEMs”) and value-added resellers (“VARs”). Products sold by IBU include automated systems products consisting of AutoGauge®, AutoFit®, AutoScan®, and AutoGuide® that are primarily custom-configured systems typically purchased for installation in connection with new automotive model retooling programs, value added services that are primarily related to automated systems products, and technology components consisting of ScanWorks® and WheelWorks® products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment markets. The CBU segment products are designed for sale to professional tradesmen in the commercial market and are sold to and distributed through strategic partners.

The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance based on operating income, excluding unusual items. Company-wide costs are allocated between segments based on revenues and/or labor as deemed appropriate. Segment results for the three and nine months ended March 31, 2009 have been revised to conform to the new fiscal 2010 segment reporting structure.

		Commercial
	Industrial	Products Business
Reportable Segments ($000)	Business Unit	Unit	Consolidated
Three months ended March 31, 2010
Net sales	$10,218	$3,326	$13,544
Operating income (loss)	448	(807)	(359)
Assets	37,431	24,698	62,129
Accumulated depreciation and amortization	13,689	784	14,473

Three months ended March 31, 2009
Net sales	$8,969	$4,226	$13,195
Operating income (loss)	(2,798)	436	(2,362)
Assets	47,721	21,759	69,480
Accumulated depreciation and amortization	13,020	402	13,422

		Commercial
	Industrial	Products Business
Reportable Segments ($000)	Business Unit	Unit	Consolidated
Nine months ended March 31, 2010
Net sales	$28,172	$7,936	$36,108
Operating loss	(97)	(2,439)	(2,536)
Assets	39,273	22,856	62,129
Accumulated depreciation and amortization	13,725	748	14,473

Nine months ended March 31, 2009
Net sales	$32,036	$20,275	$52,311
Operating income (loss)	(4,562)	3,370	(1,192)
Assets	46,308	23,172	69,480
Accumulated depreciation and amortization	13,020	402	13,422
15. Subsequent Events
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

OVERVIEW
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact measurement and inspection solutions for industrial and commercial applications. Effective July 1, 2009, the Company reorganized its business into two operating segments, the Industrial Business Unit (“IBU”) and the Commercial Products Business Unit (“CBU”). The reorganization of the Company’s business segments was in response to the growth potential, increased development and focus that occurred in the Company’s commercial products since its initial sales in the third quarter of fiscal 2007. IBU products provide solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement, scanning and inspection applications. These products are used by the Company’s customers to help them manage their complex manufacturing processes to improve quality, shorten product launch times, reduce overall manufacturing costs and for digitizing and reverse engineering. Products sold by IBU include the automated systems products consisting of AutoGauge®, AutoFit®, AutoScan®, and AutoGuide® that are primarily custom-configured systems typically purchased for installation in connection with new automotive model retooling programs, value added services that are primarily related to automated systems products, and technology components consisting of ScanWorks® and WheelWorks® products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment markets. The products of the CBU segment are designed for sale to professional tradesmen in the commercial market and are sold to and distributed through strategic partners. The Company services multiple markets, with the largest being the automotive industry serviced by IBU. The Company’s primary operations are in North America, Europe and Asia.
In the IBU segment, new vehicle tooling programs represent the most important selling opportunity for the Company’s automated systems. The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans and is also influenced by the state of the economy. Sales related to services and technology components are on-going and vary from period to period based on customers’ plans. Sales of ScanWorks® are primarily to non-automotive customers. IBU sales have shown consecutive quarter over quarter improvement in the past three quarters. Margins have improved as a result of the cost reduction actions taken in the third quarter of fiscal 2009. Asian sales in the third quarter doubled from the level achieved in the second quarter of fiscal 2010 and business in this region continues to show improvement. During the third quarter, the Company moved to a larger office in Shanghai and is in the process of hiring additional engineers to support its growth in this area.
During the first four months of calendar year 2010, CBU announced that it had entered into supply agreements with three new partners, each in a separate strategic market segment. As a result, CBU now has in place a partner for each of its four initially targeted market segments, namely, plumbing, mechanical, electrical and construction. The Company has completed product design and development for two new products for two of its four partners that it expects to ship before the end of fiscal 2010. As disclosed previously, the Company and Ridge Tool Company (“Ridge”) mutually decided not to renew the Ridge supplier agreement. Ridge recently placed what is believed to be its final orders with the Company, of which some will be from existing inventory and some from additional production. The existing inventory sales will be at significantly reduced margins while sales of products to be manufactured will be at normal margins. For fiscal 2010, total sales to Ridge are expected to be at approximately half of the $11.2 million level in fiscal 2009. In the third quarter of fiscal 2010, the Company began shipping two new accessories to Snap-on Logistics Company (“Snap-on”), a Digital Video Recorder (DVR) and a 5.5mm imager. The DVR adds the capability to record and store images for users of the BK5500 product. The 5.5mm imager allows mechanics to see into diesel injector ports and glow plugs.
Outlook — The Company continues to see signs that business conditions for IBU customers are improving. Requests for quotes are strong and the Company’s backlog continued to increase. The Company is encouraged by the trend over the past three quarters of quarter over quarter increased sales in the IBU segment and expects year over year improvement in fiscal 2011. The Company continues to see increased interest by our customers in the enhanced functionality that is being incorporated into the AutoGauge® product. In line with the Company’s strategic plans, the Company has decided to accelerate its investment in new product development in its IBU segment by contracting with additional temporary engineering resources.
In the third quarter of fiscal 2010, the Company saw increased sales in its CBU segment over the levels achieved in the first and second quarters of fiscal 2010. The Company expects sales in the fourth quarter to exceed the level achieved in the third quarter. With the three new CBU partnerships and continued sales to Snap-On, the Company expects year over year sales growth in fiscal 2011 as new products are rolled out by our partners.
The Company expects that the fourth quarter of fiscal 2010 will be better than the fourth quarter of fiscal 2009. Sales, bookings, and backlog are all expected to be above the fiscal 2009 fourth quarter. The Company also expects to continue to see sequential improvement in our financial results compared to the first three quarters of fiscal 2010. As a result, the Company anticipates returning to profitability in the near future. The level of cost savings achieved in the third quarter of fiscal 2010 from the cost reduction actions that were taken in the third quarter of fiscal 2009 continued to meet the Company’s expectations. As sales improve, the Company intends to be conservative and strategic in determining where cost increases will be allowed to occur. The Company’s financial base remains strong with no debt and approximately $20.9 million of cash and short-term investments at March 31, 2010 available to support its growth plans. Near-term, the Company will continue to focus on the release of new products in both of its business segments, geographic growth, principally in Asia and working with its strategic partners in the CBU.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Overview — For the third quarter of fiscal 2010, the Company reported a net loss of $131,000, or $0.01 per diluted share, compared to a net loss of $2.7 million, or $0.31 per diluted share for the third quarter of fiscal 2009. Specific line item results are described below.
Sales — Net sales in the third quarter of fiscal 2010 were $13.5 million, compared to $13.2 million for the quarter ended March 31, 2009. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

	Third		Third
Sales (by segment)	Quarter		Quarter
(in millions)	2010		2009		Increase/(Decrease)
Industrial Business Unit	$10.2	75.6%	$9.0	68.2%	$1.2	13.3%
Commercial Products Business Unit	3.3	24.4%	4.2	31.8%	(0.9)	(21.4)%

Totals	$13.5	100.0%	$13.2	100.0%	$0.3	2.3%

	Third		Third
Sales (by location)	Quarter		Quarter
(in millions)	2010		2009		Increase/(Decrease)
Americas	$6.2	45.9%	$7.8	59.1%	$(1.6)	(20.5)%
Europe	5.6	41.5%	4.8	36.4%	0.8	16.7%
Asia	1.7	12.6%	0.6	4.5%	1.1	183.0%

Totals	$13.5	100.0%	$13.2	100.0%	$0.3	2.3%

Sales in the IBU segment increased $1.2 million, primarily due to increased sales of technology component products. Sales in the CBU segment decreased primarily from the timing of orders received from Ridge and Snap-on. The decrease in sales in the Americas reflected lower automated systems sales and CBU sales mitigated by increased technology component sales. Sales in Europe and Asia increased as a result of both higher automated systems products and technology component sales.
Bookings — Bookings represent new orders received from customers. The Company had new order bookings during the quarter of $14.6 million compared to $8.9 million for the third quarter ended March 31, 2009. The following tables set forth comparison data for the Company’s bookings by segment and geographic location. It should be noted that the Company’s level of new orders fluctuates from quarter to quarter and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.

	Third		Third
Bookings (by segment)	Quarter		Quarter
(in millions)	2010		2009		Increase/(Decrease)
Industrial Business Unit	$9.4	64.4%	$6.2	69.7%	$3.2	51.6%
Commercial Products Business Unit	5.2	36.6%	2.7	30.3%	2.5	92.6%

Totals	$14.6	100.0%	$8.9	100.0%	$5.7	64.0%

	Third		Third
Bookings (by location)	Quarter		Quarter
(in millions)	2010		2009		Increase/(Decrease)
Americas	$9.8	67.1%	$4.4	49.4%	$5.4	122.7%
Europe	3.5	24.0%	3.9	43.8%	(0.4)	(10.3)%
Asia	1.3	8.9%	0.6	6.8%	0.7	116.7%

Totals	$14.6	100.0%	$8.9	100.0%	$5.7	64.0%

IBU bookings increased $3.2 million primarily as a result of higher bookings of automated systems products and to a lesser extent, increased technology components and value added services. CBU bookings increased $2.5 million and were split between orders from Ridge and Snap-on. In April the Company received its first order from one of its new CBU partners based on the completed design of its first product and expects to produce and be able to begin shipping this product in June. The increase in bookings in the Americas was primarily the result of increased CBU bookings and to a lesser extent increased bookings for automated system products. Europe bookings decreased primarily in automated systems products, mitigated by increased bookings in value added services and technology components. Asia bookings increased primarily from automated systems products and to a lesser extent increased technology component bookings.
Backlog — Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $20.5 million as of March 31, 2010 compared with $14.8 million as of March 31, 2009. The following tables set forth comparison data for the Company’s backlog by segment and geographic location. It should be noted that the level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months.

	Third		Third
Backlog (by segment)	Quarter		Quarter
(in millions)	2010		2009		Increase/(Decrease)
Industrial Business Unit	$16.8	82.0%	$14.4	97.3%	$2.4	16.7%
Commercial Products Business Unit	3.7	18.0%	0.4	2.7%	3.3	825.0%

Totals	$20.5	100.0%	$14.8	100.0%	$5.7	38.5%

	Third		Third
Backlog (by location)	Quarter		Quarter
(in millions)	2010		2009		Increase/(Decrease)
Americas	$9.9	48.3%	$4.6	31.1%	$5.3	115.2%
Europe	6.9	33.7%	9.6	64.9%	(2.7)	(28.1)%
Asia	3.7	18.0%	0.6	4.0%	3.1	516.7%

Totals	$20.5	100.0%	$14.8	100.0%	$5.7	38.5%

IBU backlog increased $2.4 million, primarily in automated systems orders with technology components backlog increasing to a lesser extent. CBU backlog increased $3.3 million and was fairly evenly split between Ridge Tool and Snap-on orders. The increase in CBU backlog was the primary reason for the increase in the Americas backlog with automated systems orders increasing to a lesser extent. European backlog decreased $2.7 million primarily from lower automated systems orders. Asian backlog increased as a result of higher automated systems orders.
Gross Profit — Gross profit was $5.0 million, or 36.9% of sales, in the third quarter of fiscal 2010, as compared to $4.7 million, or 35.2% of sales, in the third quarter of fiscal 2009. The gross margin percentage increase was primarily the result of lower expenses related to the IBU cost reduction actions taken by the Company in the third quarter of fiscal 2009 offset by a lower gross margin percentage for CBU products which was negatively impacted by existing inventory sales to Ridge. The stronger Euro in the third quarter of fiscal 2010 compared to 2009 had the effect of increasing gross profit by approximately $190,000.

Selling, General and Administrative (SG&A) Expenses — SG&A expenses decreased $508,000 to $3.6 million compared to $4.1 million in the quarter ended March 31, 2009. The decrease was primarily due to lower bad debt expense and depreciation compared to the fiscal 2009 quarter. The current quarter also included lower personnel related costs resulting from the cost reduction actions taken by the Company in the third quarter of fiscal 2009 that were offset by higher audit and contract services costs. The stronger Euro in the fiscal 2010 quarter compared to fiscal 2009 had the effect of increasing costs by approximately $60,000.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $1.8 million in the quarter ended March 31, 2010 compared to $1.9 million in the third quarter a year ago. The $119,000 decrease was primarily due to lower personnel related costs resulting from the IBU cost reduction actions taken by the Company in the third quarter of fiscal 2009 mitigated by higher contract services and engineering materials to accelerate investment in new product development in its IBU segment. Engineering and R & D expenses for the CBU segment were flat compared to the same quarter a year ago.
Restructuring Charge — During the quarter ended March 31, 2009, the Company implemented a significant cost reduction plan for its IBU segment. The actions did not affect the CBU segment. Most of the cost reduction actions took place in North America with a smaller amount in Europe. The actions included reducing personnel, benefits, contract services and other related expenses. During the quarter ended March 31, 2009, the Company recorded a restructuring charge of approximately $1.0 million related to severance and other related costs.
Interest Income, net — Net interest income was $48,000 in the third quarter of fiscal 2010 compared with net interest income of $103,000 in the third quarter of fiscal 2009. The decrease was primarily due to significantly lower interest rates and to a lesser extent lower average cash and investment balances compared to one year ago.
Foreign Currency — There was a net foreign currency loss of $17,000 in the fiscal 2010 quarter compared with a loss of $181,000 a year ago and represents foreign currency changes, primarily related to the Yen and to a lesser extent the Euro within the respective periods.
Impairment on Long-Term Investment — During the third quarter of fiscal 2009 the Company’s long-term investments in auction rate securities were exchanged for preferred stock by the issuers and the Company determined that these investments had been other-than-temporarily impaired. Based on an independent valuation, the Company wrote down these investments $727,000 and reclassified $767,000 from other comprehensive income for a total other-than-temporary charge of $1.5 million. See Note 5 of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”.
Income Taxes — The effective tax rate for the third quarter of fiscal 2010 was 59.9% compared to 31.0% in the third quarter of fiscal 2009. The effective rate in both 2010 and 2009 primarily reflects the effect of the mix of pre-tax profit and loss among the Company’s various operating entities and their countries’ respective tax rates. The effective tax rate in the United States was 31.9% and 33.3% on a pretax loss in the fiscal 2010 and 2009 quarters, respectively. The foreign subsidiaries combined effective tax rate was 20.0% and 27.5% on a combined pretax income in the fiscal 2010 quarter and combined pretax loss in the 2009 quarter, respectively.
Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009
Overview — The Company reported a net loss of $1.4 million, or $0.15 per diluted share, for the first nine months of fiscal 2010, compared with a net loss of $1.7 million, or $0.19 per diluted share for the nine months ended March 31, 2009. Specific line item results are described below.
Sales — Net sales in the first nine months of fiscal 2010 were $36.1 million, compared to $52.3 million for the nine months ended March 31, 2009. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

Sales (by segment)	Nine Months		Nine Months
(in millions)	Ended 3/31/10		Ended 3/31/09		Increase/(Decrease)
Industrial Business Unit	$28.2	78.1%	$32.0	61.2%	$(3.8)	(11.9)%
Commercial Products Business Unit	7.9	21.9%	20.3	38.8%	(12.4)	(61.1)%

Totals	$36.1	100.0%	$52.3	100.0%	$(16.2)	(31.0)%

Sales (by location)	Nine Months		Nine Months
(in millions)	Ended 3/31/10		Ended 3/31/09		Increase/(Decrease)
Americas	$16.7	46.3%	$33.8	64.6%	$(17.1)	(50.6)%
Europe	16.5	45.7%	15.6	29.8%	0.9	5.8%
Asia	2.9	8.0%	2.9	5.6%	0.0	0.0%

Totals	$36.1	100.0%	$52.3	100.0%	$(16.2)	(31.0)%

Sales in the IBU segment decreased $3.8 million, primarily due to lower automated systems products sales and to a lesser extent decreased sales of technology components. The decrease from fiscal 2009 reflects the fact that the first six months of fiscal 2009 had not been significantly affected by the forthcoming downturn in the automotive industry and the overall economy that largely occurred toward the end of the second quarter of fiscal 2009 and continued into fiscal 2010. Sales in the CBU segment decreased primarily due to the high sales level achieved in the fiscal 2009 period that reflected a high ramp up of sales related to the newly introduced Snap-on BK5500 product and the Ridge microEXPLORER™ Digital Inspection Camera. Also affecting the CBU fiscal 2010 period was the state of the economy in the fiscal 2010 period compared to the fiscal 2009 period and reduced sales to Ridge resulting from the decision not to renew the Ridge supplier agreement. The CBU sales decrease was also the primary reason for the decrease in the Americas. Increased automated systems products sales in Europe were offset by lower technology component sales and value added services in that region. Total sales in Asia were flat year over year with increased automated system products offset by lower technology component sales and value added services.
Bookings — Bookings represent new orders received from customers. New order bookings for the nine months ended March 31, 2010 were $39.1 million compared to $41.7 million for the same period one year ago. The following tables set forth comparison data for the Company’s bookings by segment and geographic location. It should be noted that historically, the Company’s level of new orders has varied from period to period and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.

Bookings (by segment)	Nine Months		Nine Months
(in millions)	Ended 3/31/10		Ended 3/31/09		Increase/(Decrease)
Industrial Business Unit	$29.4	75.2%	$28.0	67.1%	$1.4	5.0%
Commercial Products Business Unit	9.7	24.8%	13.7	32.9%	(4.0)	(29.2)%

Totals	$39.1	100.0%	$41.7	100.0%	$(2.6)	(6.2)%

Bookings (by location)	Nine Months		Nine Months
(in millions)	Ended 3/31/10		Ended 3/31/09		Increase/(Decrease)
Americas	$20.9	53.4%	$23.5	56.4%	$(2.6)	(11.1)%
Europe	12.3	31.5%	16.6	39.8%	(4.3)	(25.9)%
Asia	5.9	15.1%	1.6	3.8%	4.3	268.8%

Totals	$39.1	100.0%	$41.7	100.0%	$(2.6)	(6.2)%

The increase in IBU bookings of $1.4 million for the nine-month period of fiscal 2010 related primarily to increased automated system orders mitigated by lower technology component orders. CBU bookings decreased primarily because the comparable fiscal 2009 period reflected the ramp up of orders related to two newly released products, namely, the Ridge microEXPLORER™ Digital Inspection Camera and the Snap-on BK5500. Also affecting the CBU segment in the nine months ended March 31, 2010 was the state of the economy in the fiscal 2010 period compared to the fiscal 2009 period. The decrease in CBU bookings was also the primary reason for the decrease in the Americas which more than offset increased automated systems orders. European bookings decreased primarily due to lower automated systems products. The increase in Asian bookings was primarily for automated systems and technology component products.
Gross Profit — Gross profit was $13.7 million, or 38.0% of sales, in the nine months ended March 31, 2010, as compared to $19.1 million, or 36.5% of sales, in the comparable period of fiscal 2009. The Company achieved a gross margin percentage increase of 1.5% even though the nine-month period comparison showed a 31% reduction in sales. The gross margin percentage increase was primarily the result of the IBU cost reduction actions taken by the Company in the third quarter of fiscal 2009 and the mix of sales between the IBU and the CBU segments. Also contributing to the lower margin in the fiscal 2009 period was a large IBU project that had a sizable third party outsourcing content which resulted in a lower overall margin on the project than was typical for the Company. The $5.4 million reduction in gross profit was primarily the result of the lower sales in the CBU. The stronger Euro in the nine-month period of fiscal 2010 compared to 2009 had the effect of increasing gross profit by approximately $370,000.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses were $11.2 million for the nine months ended March 31, 2010 compared to $13.0 million in the same period one year ago. The decrease of approximately $1.8 million was primarily due to lower personnel related costs resulting from the cost reduction actions taken by the Company in the third quarter of fiscal 2009 and lower bad debt and depreciation expense. The stronger Euro in the fiscal 2010 period compared to fiscal 2009 had the effect of increasing expense by approximately $140,000.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $5.0 million for the nine months ended March 31, 2010 compared to $6.2 million for the nine-month period a year ago. The $1.1 million decrease was principally due to lower personnel related costs resulting from the cost reduction actions taken by the Company in the third quarter of fiscal 2009. Engineering and R & D expenses for the CBU segment were flat compared to the same nine-month period a year ago.
Restructuring Charge — During the quarter ended March 31, 2009, the Company implemented a significant cost reduction plan for its IBU segment. The actions did not affect the CBU segment of the Company’s business. Most of the cost reduction actions took place in North America with a smaller amount in Europe. The actions included reducing personnel, benefits, contract services and other related expenses. During the quarter ended March 31, 2009, the Company recorded a restructuring charge of approximately $1.0 million related to severance and other related costs.
Interest Income, net — Net interest income was $176,000 in the nine months ended March 31, 2010 compared with net interest income of $577,000 in the nine months ended March 31, 2009. The decrease was principally due to lower interest rates and to a lesser extent, lower cash and investment balances in the fiscal 2010 nine-month period compared to the same period in fiscal 2009.
Foreign Currency — There was a net foreign currency gain of $158,000 in the current fiscal nine-month period compared with a net gain of $37,000 a year ago and represents foreign currency changes, particularly related to the Real, Yen and Euro within the respective periods.
Impairment on Long-Term Investment — During the third quarter of fiscal 2009 the Company’s long-term investments were exchanged for preferred stock of the issuers and the Company determined that these investments had been other-than-temporarily impaired. Based on an independent valuation, the Company wrote down these investments $727,000 and reclassified $767,000 from other comprehensive income for a total other-than-temporary charge of $1.5 million. See Note 5 of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”.

Income Taxes — The effective tax rate for the first nine months of fiscal 2010 was 38.2% compared to 19.8% in the first nine months of fiscal 2009. The effective tax rate in both 2010 and 2009 periods primarily reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their countries’ respective tax rates. The effective tax rate in the United States was 33.2% and 60.2% on a pretax loss in the fiscal 2010 period and pretax income in the fiscal 2009 period, respectively. The large impairment charge recorded in the third quarter of fiscal 2009 contributed to the difference in the United States effective tax rates. Without the impairment charges in fiscal 2009, the effective tax rate in the United States would have been 36.7% in the fiscal 2009 period. The foreign subsidiaries combined effective tax rate was 27.9% and 22.9% on combined pretax income in the fiscal 2010 period and a combined pretax loss in the 2009 period, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash and cash equivalents were $9.0 million at March 31, 2010, compared to $22.7 million at June 30, 2009. The largest component of the $13.7 million decrease for the nine months ended March 31, 2010 was from net purchases of short-term investments totaling $10.6 million. In addition, there was $2.3 million used for operations, $511,000 used for capital expenditures and a decrease of $455,000 related to the effect of exchange rate changes. Stock plan proceeds generated $247,000 of cash during the nine month period.
Of the $2.3 million in cash used for operations, $745,000 was used for net working capital needs and $1.6 million reflected the net loss of $1.4 million and non-cash adjustments totaling $158,000. The net working capital use resulted primarily from increased receivables of $1.5 million, decreased accounts payables of $378,000 and a $62,000 use for other current assets and liabilities, which were offset by a $1.2 million decrease in inventory. The $1.5 million increase in receivables primarily related to higher sales during the third quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009. Inventory decreased primarily as a result of shipments during the period. The decrease in accounts payable related to normal fluctuations in the timing of payments. The $62,000 unfavorable change in other current assets and liabilities represented approximately $1.4 million for lower prepaid expenses and higher accrued liabilities offset by $1.5 million for lower deferred revenue and accrued compensation.
The Company provides a reserve for obsolescence to recognize the effects of engineering changes and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the nine months ended March 31, 2010, the Company increased the reserve for obsolescence by $494,000 and disposed of $24,000 of inventory.
The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company increased its allowance for doubtful accounts by $34,000 and wrote off $472,000 of receivables during the nine months ended March 31, 2010, resulting in a net decrease of $438,000.
The Company had no debt outstanding at March 31, 2010. The Company has a $6.0 million secured Credit Agreement, which expires on November 1, 2011. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. The security for the loan is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated currently at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during a period of time during which the Libor-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, using the interest rate established by the Bank as its prime rate for its borrowers. Quarterly, the Company pays a commitment fee of 0.15% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.4 million as of March 31, 2010 and to have no advances outstanding for 30 consecutive days each calendar year.

At March 31, 2010, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 Euros (equivalent to approximately $404,000). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2010, GmbH had no borrowings outstanding. At March 31, 2010, the facility supported outstanding letters of credit totaling 62,552 Euros (equivalent to approximately $84,000).
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
At March 31, 2010, the Company had short-term investments totaling $11.9 million and long-term investments valued at $2.2 million. See Note 5 and Note 14 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, and “Subsequent Events”, respectively, for further information on the Company’s investments and their current valuation. The market for the long-term investments is currently illiquid. Based on the Company’s current business plan, cash, cash equivalents and short-term investments of $20.9 million at March 31, 2010 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity on these long-term investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2010 cash flow requirements.
The Company expects to spend approximately $1.0 million during fiscal year 2010 for capital equipment, although there is no binding commitment to do so. Based on the Company’s current business plan, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2010 cash flow requirements, except to the extent that the Company implements new business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.
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
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

Perceptron, Inc. (Registrant)
Date: May 14, 2010	By:	/s/ Harry T. Rittenour
Harry T. Rittenour
President and Chief Executive Officer

Date: May 14, 2010	By:	/s/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2010	By:	/s/ Sylvia M. Smith
Sylvia M. Smith
Controller and Chief Accounting Officer (Principal Accounting Officer)