Form 10-K
period 2010-06-30
PERCEPTRON INC/MI
filed 2010-09-27
CIK 887226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______  to  _______.
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
Yes ☐ No ☑
The aggregate market value of the voting stock held as of the registrant’s most recently completed second fiscal quarter by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2009, as reported by the NASDAQ Global Market, was approximately $28,300,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).
The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 20, 2010, was 8,988,233.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2010
Annual Meeting of Shareholders	Part III, Items 10-14

PART I
ITEM 1: BUSINESS
General
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces, and sells non-contact measurement and inspection solutions for industrial and commercial applications. The products from the Company’s Industrial Business Unit (“IBU”) provide solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement, reverse engineering, and inspection applications. Automotive and manufacturing companies throughout the world rely on Perceptron’s metrology solutions to help them manage their complex manufacturing processes to improve quality, shorten product launch times and reduce overall manufacturing costs. IBU also offers Value Added Services such as training and customer support services. Perceptron’s Commercial Products Business Unit (“CBU”) develops and manufactures a variety of handheld visual inspection devices and add-on accessories for professional tradesmen that are sold to and marketed through strategic partners.
Among the solutions offered by the Company are: 1) Laser-based, non-contact gauging systems that provide 100% in-line measurement for reduction of process variation and containment of non-conforming parts; 2) Laser-based, non-contact systems that guide robots in a variety of automated assembly applications; 3) Laser-based, non-contact 3-D scanning systems that eliminate costly and complex mechanical fixtures; 4) Technology products and software for the Coordinate Measurement Machine (“CMM”), portable CMM, wheel alignment, reverse engineering, digitizing, inspection and forest products applications; and 5) Electronic inspection products, distributed through wholesale and retail distribution networks targeting professional tradesmen.
The Company’s current principal IBU products are based upon proprietary three-dimensional image processing and sophisticated feature extraction software algorithms combined with the Company’s three-dimensional object imaging family of sensors. The Company’s technology uses structured laser light and triangulation techniques to obtain accurate three-dimensional measurements.
The Company’s current principal CBU products leverage the Company’s strong technical expertise in electronics, optics, and image processing.
The Company was incorporated in Michigan in 1981 and is headquartered at 47827 Halyard Drive, Plymouth, Michigan 48170-2461, (734) 414-6100. The Company also has operations in Munich, Germany; Voisins le Bretonneux, France; Barcelona, Spain; Sao Paulo, Brazil; Tokyo, Japan; Shanghai, China; Singapore and Chennai, India.
Markets
The Company services two major markets: manufacturing, primarily automotive, and the professional tool market.
The Company has product offerings encompassing many manufacturing processes, including product development, manufacturing process development and implementation, stamping, fabrication, welding, and final assembly.
The Company has professional tool products targeting the mechanic, plumbing, electrical and construction markets that are distributed through strategic partners.
Products and Applications
INDUSTRIAL BUSINESS UNIT (“IBU”)
IBU is organized into three product groups, Automated Systems, Technology Components and Value Added Services. In fiscal 2011, IBU plans to introduce a new versatile metrology sensor technology designed to dramatically increase system capability while at the same time reducing the complexity of many applications. The Company believes that IBU’s current Automated Systems products will be significantly enhanced by this new technology and the scalability of this new technology will facilitate the Company’s efforts to move into non-automotive markets. The Company expects to announce the new technology in the second quarter of fiscal 2011.
Automated Systems
All of the Automated Systems products are based on Perceptron’s flexible and powerful Vector software platform. Automated Systems sales in fiscal 2010, 2009, and 2008 represented 57%, 43% and 49% of total sales, respectively.
AutoGauge®: These systems are used in the assembly and fabrication plants of many of the world’s leading automotive manufacturers to contain, correct and control the quality of complex assemblies. AutoGauge® systems are placed directly in the manufacturing line or near the line to automatically measure critical dimensional characteristics of parts using non-

contact, laser triangulation sensors. AutoGauge® can be installed as a “fixed system” with fixed-mounted sensors, as a “hybrid system” involving both fixed-mounted sensors and robot-mounted sensors, or as a “flexible system” utilizing only robot-mounted sensors. This ability provides manufacturers with the flexibility to measure multiple part types on a single manufacturing line while maintaining high-speed production rates.
AutoGauge® Plus: This new product was released in December 2009 and is our first in-process gauging system that offers freeform surface scanning and discrete feature measurement in one solution. Users of AutoGauge® Plus can create a fully-customized gauging solution that automatically converts from collecting precise, discrete measurements to capturing complete 3D point clouds. AutoGauge® Plus delivers both speed of in-line measurement and the data density of automated scanning.
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
AutoScan®: These systems provide a fast, non-contact method of gathering data for the analysis of the surface contour of a part or product such as automotive closure panels including doors, deck lids, and hoods. These systems use robot mounted sensors specifically designed to “scan” a part as the robot moves throughout its path. The AutoScan® system collects the “point cloud data” required for contour analysis and dimensional feature extraction. This allows the part’s shape to be automatically scanned and compared to a computer-generated design and to report specific measurements on the part.
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
Technology Components
Technology Components sales in fiscal 2010, 2009, and 2008 represented 14%, 13% and 21% of total sales, respectively.
ScanWorks®: The Company provides ScanWorks® products to a variety of markets through third party original equipment manufacturers (“OEMs”), system integrators and value-added resellers (“VARs”). These products target the digitizing, reverse engineering, and inspection markets. ScanWorks® is a hardware/software component set that allows customers to add digitizing capabilities to their machines or systems. The use of the ScanWorks® software and the Contour Probe® sensor enables technicians to collect, display, manipulate and export large sets of “point cloud data” from optical tracking devices, portable CMMs or CMMs. The majority of ScanWorks® sales occur outside of the automotive industry.
ScanWorks®xyz: This new product was released in November 2009 and is a 3D scanning solution designed for retrofitting 3-axis machines. It features all of the components required to add non-contact scanning capability to 1-, 2- or 3-axis CMMs, computer numerical controls, and layout machines in a cost effective manner. The retrofitting of these machines with ScanWorks®xyz allows end users to repurpose their existing equipment and increase their throughput by scanning more parts in less time.
ToolKit: is a software solution enabler used by CMM manufacturers, system integrators and application software developers. It enables the integration of Perceptron’s laser-based scanning technology into their proprietary systems.
WheelWorks®: WheelWorks® software and sensors offer a fast, accurate, non-contact method of measuring wheel position for use in automated or manual wheel alignment machines in automotive assembly plants. The Company supplies sensors and software to multiple wheel alignment machine OEMs in Europe, Asia and North America who sell to automotive manufacturers.
Multi-line Sensor: This new multi-line, laser triangulation sensor was released in September 2010 and is designed for use in automotive assembly plant wheel alignment systems. It offers a scalable and flexible solution that can handle multiple car models with different wheel sizes and tire profiles.

Value Added Services
Value Added Services: The Company provides additional services including: training, field service, launch support services, consulting services, maintenance agreements, repairs, and software tools.
COMMERCIAL PRODUCTS BUSINESS UNIT (“CBU”)
Commercial Products: The Company designs and manufactures a family of products and accessories designed for professional tradesmen that are distributed and sold through strategic partners under their own brand names. These products leverage the Company’s strong technical expertise in electronics, optics, and image processing. Commercial Product sales in fiscal 2010, 2009 and 2008 represented 23%, 38% and 25% of total sales, respectively.
Mechanics market: The Company’s partner for the Mechanics market is Snap-on Logistics Company (“Snap-on”). The Company manufactures the following products sold under the Snap-on brand:
•	The BK5500 Visual Inspection Device is a live video scope for use in inspection of small openings in automobiles, trucks and many other applications.
•
The BK5500W adds wireless capability to the BK5500 line and provides a larger viewing screen, greater flexibility and maneuverability for mechanics and technicians by allowing them to perform their work up to 30 feet from the hand-held unit.

•	The BK6000 provides additional capabilities to the BK5500 line by being able to capture digital photos and live video to an SD card or a transfer of the images through a USB connection to a computer.
The Company also manufactures accessories for Snap-on:
•	The Digital Video Recorder has the capability to record and store images for users of the BK5500 product.
•	A 5.5mm imager allows mechanics to see into diesel injector ports and glow plugs.
Snap-on’s distribution is principally through their network of franchisee trucks as well as their industrial distribution network in the United States, Canada, Europe and Asia.
Plumbing market: During fiscal 2010, the Company transitioned from Ridge Tool Company (“Ridge Tool”) to Rothenberger as its partner in the plumbing market. In June 2010, the Company began shipments to Europe of the Roscope® 1000 which is marketed by Rothenberger. The Roscope® 1000 is a visual inspection tool that has Perceptron’s patented Up is Up™ visualization technology, and backward compatibility to other Rothenberger imagers. The unit displays live-video images, offers digital zoom, digital panning and captures digital still images for transport to a computer via USB.
During fiscal 2010, there were two main products marketed by Ridge Tool. The SeeSnake® micro™ and the microEXPLORER™.
•
The SeeSnake® micro™ is an optical technology tool that allows its user to see into unreachable places, via a liquid crystal display screen on a hand held unit. Attachments allow the user to retrieve loose objects via a hook or magnet.

•	The microEXPLORER™ adds the capability of capturing digital images.
These products were sold by Ridge Tool to professional tradesmen through distribution channels in the United States, Canada, Europe and Asia.
Construction and Electrical markets: In fiscal 2010, the Company entered into supply agreements with two new partners that are in the construction and electrical markets. At this time the identity of these partners is not disclosed pending the initial launch of products into their respective markets.
For information regarding net sales, operating income and net assets of the Company’s two business segments, IBU and CBU, see Note 11 of the Notes to the Consolidated Financial Statements “Segment and Geographic Information”.
Sales and Marketing
The Company markets its IBU products directly to end user customers, and through manufacturing line builders, system integrators, VARs and OEMs. CBU’s products are marketed through its strategic partners.
The Company’s Automated Systems sales efforts are led by account managers who develop a close consultative selling relationship with the Company’s customers. The Company’s principal customers for its Automated Systems (AutoGauge®, AutoFit®, AutoScan®, AutoGuide®) products have historically been automotive manufacturing companies that the Company either sells to directly or through manufacturing line builders, system integrators or OEMs. The Company’s Automated Systems products are typically purchased for installation in connection with retooling programs undertaken by these companies. Because sales are dependent on the timing of customers’ re-tooling programs, sales by customer vary significantly from year to year, as do the Company’s largest customers. For the fiscal year ended June

30, 2010, approximately 32% of total net sales were derived from the Company’s four largest IBU customers (Volkswagen Group, General Motors, BMW, and Ford Motor). For the fiscal year ended June 30, 2009 approximately 25% of total net sales were derived from the Company’s four largest automotive customers (Volkswagen Group, General Motors, Ford Motor, and BMW). For the fiscal year ended June 30, 2008 approximately 26% of total net sales were derived from the Company’s four largest automotive customers (General Motors, Volkswagen Group, Chrysler, and BMW). The Company also sells to manufacturing line builders, system integrators or OEMs, who in turn sell to these same automotive companies. For the fiscal year ended June 30, 2010, 2009, and 2008, approximately 10%, 8% and 7%, respectively, of net sales were to manufacturing line builders, system integrators and OEMs for the benefit of the same four automotive companies. These numbers reflect consolidations that have occurred within the Company’s four largest automotive customers. During the fiscal year ended June 30, 2010, direct sales to Volkswagen Group accounted for approximately 23% of the Company’s total net sales. At June 30, 2010, accounts receivable from Volkswagen Group totaled approximately $2.7 million.
The Company provides its Technology Component products to selected system integrators, OEMs and VARs that integrate them into their own systems and products for sales to end user customers. These products target the digitizing, reverse engineering and inspection markets.
The Company’s commercial products are sold to strategic partners who provide the distribution, marketing and promotion of the products through their distribution networks. The Company’s commercial products sales in fiscal 2010 were primarily sold to Snap-on and Ridge Tool for distribution through their wholesale and retail distribution networks. During fiscal 2010, the Company entered into supply agreements with three new partners. Sales to one of the new partners, Rothenberger, began in June 2010. Sales to the other two new partners are expected to begin in fiscal 2011. The Company’s supply agreement with Ridge Tool expired in fiscal 2010 and was not renewed. During the fiscal year ended June 30, 2010, sales to Snap-on and Ridge Tool were approximately 12% and 10%, respectively, of the Company’s total net sales. During fiscal year 2009, sales to Snap-on and Ridge Tool were approximately 20% and 18%, respectively, of the Company’s total net sales. During fiscal year 2008, sales to Ridge Tool were 23% of the Company’s total net sales. At June 30, 2010, accounts receivable from Snap-on and Ridge Tool totaled approximately $1.5 million and $1.6 million, respectively.
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
Manufacturing and Suppliers
The Company’s manufacturing operations consist primarily of pre and final assembly of hardware components and the testing and integration of the Company’s software with the hardware components. Individual components such as printed circuit boards are manufactured by third parties according to the Company’s designs. The Company believes a low level of vertical integration gives it significant manufacturing flexibility and minimizes total product costs. The Company’s commercial products are manufactured for the Company by several subcontractors located in China and the United States.
The Company purchases a number of component parts and assemblies from single source suppliers. With respect to most of its components, the Company believes that alternate suppliers are readily available. Component supply shortages in certain industries, including the electronics industry, have occurred in the past and are possible in the future due to imbalances in supply and demand. Significant delays or interruptions in the delivery of components, assemblies or products by suppliers, or difficulties or delays in shifting manufacturing capacity to new suppliers, could have a material adverse effect on the Company. The Company uses global purchasing sources to minimize the risk of part shortages.
International Operations
Europe: The Company’s European operations contributed approximately 39%, 31%, and 33%, of the Company’s net sales during the fiscal years ended June 30, 2010, 2009 and 2008, respectively. The Company’s wholly-owned subsidiary, Perceptron Europe B.V. (“Perceptron B.V.”), formed in The Netherlands, holds a 100% equity interest in Perceptron (Europe) GmbH (“Perceptron GmbH”). Perceptron GmbH is located in Munich, Germany and is the operational headquarters for the European market. Perceptron GmbH holds a 100% interest in Perceptron E.U.R.L. located in Voisins le Bretonneux, France and a 100% interest in Perceptron Iberica SL located in Barcelona, Spain. At June 30, 2010, the Company employed 56 people in its European operations.
Asia: The Company operates direct sales, application and support offices in Tokyo, Japan, Shanghai, China, Singapore, and Chennai, India to service customers in Asia.

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
Competition
The Company believes that its IBU products provide the best and most complete solutions for its customers in terms of system capabilities, levels of support, and at competitive prices for the value provided, which it believes are the principal competitive factors.
The principal competitive factors for the Company’s CBU Products are a competitive price for the level of functionality and reliability provided. The Company believes its CBU Products are well designed for professional and industrial use and use advanced technology to meet the targeted end user’s requirements at a competitive price for the value provided.
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
Backlog
As of June 30, 2010, the Company had a backlog of $20.0 million, compared to $17.4 million at June 30, 2009. Most of the backlog is subject to cancellation by the customer with penalty provisions. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in its backlog by June 30, 2011.
Research and Development
The Company has multiple development initiatives focused on new products to: increase market share penetration in existing markets, expand into new adjacent markets, and to diversify into new, non-adjacent markets. The Company also has multiple development initiatives focused on the continuous improvement of our existing products and systems to: reduce material and installation costs; enhance performance; add new features and functionality; and to incorporate appropriate new technologies as they emerge.
Research and development efforts in the CBU include new commercial products that use advanced technology and products for use in additional market verticals. The Company’s IBU research, development and engineering activities are currently focused on: high-accuracy, laser-based sensors; high-accuracy, high-throughput scanning sensors; complex feature recognition algorithms; specialized three-dimensional metrology software; manufacturing process display and analysis software; control system and robotic interface software; and related cell and system hardware. As of June 30, 2010, 45 persons employed by the Company were focused primarily on research, development and engineering.
For the fiscal years ended June 30, 2010, 2009 and 2008, the Company’s research, development and engineering expenses were $7.3 million, $8.0 million and $8.6 million, respectively.
Patents, Trade Secrets and Confidentiality Agreements
As of June 30, 2010, the Company has been granted 31 U.S. patents and has pending 27 U.S. patent applications, which relate to various products and processes manufactured, used, and/or sold by the Company. The Company also has been granted 20 foreign patents in Canada, Europe, China and Japan and has 10 patent applications pending in foreign locations. The U.S. patents expire from 2016 through 2028 and the Company’s existing foreign patent rights expire from 2016 through 2029. In addition, the Company holds perpetual licenses to more than 35 other U.S. patents including rights to practice 6 patents for non-forest product related applications that were assigned to USNR in conjunction with the sale of the Forest Products business unit in 2002. The expiration dates for these licensed patents range from 2010 to 2020.
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
Employees
As of June 30, 2010, the Company employed 223 persons, all of whom were employed on a full-time basis. None of the employees is covered by a collective bargaining agreement and the Company believes its relations with its employees to be good.
Available Information
The Company’s Internet address is www.perceptron.com. There the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). These reports can be accessed through the “Investors” section of the Company’s website under “SEC Filings”. The information found on the Company’s website is not part of this or any report the Company files with, or furnishes to, the SEC.
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
Our revenues are highly influenced by the sale of products for use in the global automotive market, particularly by manufacturers based in the United States, China, and Western Europe. These manufacturers have experienced periodic downturns in their businesses that could adversely affect their level of purchases of our products.
Our revenues are highly influenced by the sale of products for use in the automotive industry, particularly to manufacturers based in the United States, China and Western Europe. As a result, our ability to sell our systems and solutions to automotive manufacturers and suppliers is affected by periodic downturns in the global automotive industry.
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

Because of the global economic crisis during the past two years, we have experienced a decline in our profits.
Over the past two years, the Company has experienced lower orders generally from our commercial products partners in fiscal 2010 and generally from our automotive customers beginning in fiscal 2009 compared to prior periods because of the global economic conditions.
Because of these decreases in sales, the Company has experienced a decline in its profits. While the Company has implemented cost reduction plans to improve profitability, the Company still experienced a loss for its fiscal year 2010. If the Company’s sales do not increase, the Company is likely to experience continued losses. In that case, further cost reductions may be required, although because of certain fixed costs associated with some of our operations, the extent of future cost reductions may be limited.
While we have attempted to implement cost reductions that will not be disruptive to the Company’s operations, cost reductions could have an unanticipated negative impact on the Company’s operations or financial results.
Current levels of market volatility are unprecedented and have adversely impacted the market price of our Common Stock.
The capital and credit markets have been experiencing extreme volatility and disruption over the past few years. During this period, the volatility and disruption reached unprecedented levels, which have exerted downward pressures on stock prices, including the market price of our Common Stock. Although there have been many widely reported government responses to these disruptions, there can be no assurances that they will be effective in restoring stock prices in general or the market price of our Common Stock.
Our future success is dependent upon our ability to implement our long-term growth strategy.
We realize that we are vulnerable to fluctuations in the global automotive industry. Our future success is dependent upon our ability to implement our long-term strategy to expand our customer base in our automotive markets and to expand into new markets. Currently, we are focusing on our plans to achieve sales growth in automotive markets through expansion in largely untapped geographic sales areas, including automotive markets in Asia and the expansion of our business with current customers in Japan. We also continue to explore opportunities for expansion into non-automotive markets through our existing and new products, including our new commercial products. However, there are a number of uncertainties involved in our long-term strategy over which we have no or limited control, including:
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
Since the end of fiscal year 2007, the Company has introduced a series of commercial products for wholesale and retail distribution that are manufactured in China and the United States through subcontractors. As a result, we could experience unforeseen difficulties including:
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
If our distributors ceased selling our products, we would have to find alternative wholesale purchasers or distributors for our products, which could substantially reduce, at least in the short-term, the revenues and profits anticipated to be derived by us from the products. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”.
A significant percentage of our revenues are derived from a small number of customers, so that the loss of any one of these customers could result in a reduction in our revenues and profits.
A majority of our revenues are derived from the sale of systems and solutions to a small number of customers that consist primarily of automotive manufacturers and suppliers in North America, Western Europe and Asia. The remainder of our revenues are derived from the sale of commercial products to a small number of large customers engaged in the global distribution of commercial tools and products.
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
Because some of our new commercial products are manufactured in China, we are at risk of competitors misappropriating our intellectual property included in those products or reverse engineering those products. As a result, we may have a more limited ability, and significantly greater costs, to enforce our intellectual property rights in those products. Constant technological improvement of those products will be particularly important to keep the products competitive in their markets.
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
There are a number of companies offering competitive products in our markets, or developing products to compete with our products, which could result in a reduction in our revenues through lost sales or a reduction in prices.
We are aware of a number of companies in our markets selling products using similar or alternative technologies and methods. We believe that there may be other companies, some of whom may be substantially larger and have substantially greater resources than us, which may be engaged in the development of technology and products for some of our markets that could prove to be competitive with ours. We believe that the principal competitive factor in our markets is the total capability that a product offers as a process control system. In some markets, a competitive price for the level of functionality and reliability provided are the principal competitive factors. While we believe that our products compete favorably, it is possible that these new competitors could capture some of our sales opportunities or force us to reduce prices in order to complete the sale.
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
During the fiscal year ended June 30, 2009, our long-term investments in auction rate securities were exchanged for preferred stock of a financial services company and a reinsurance company. These investments have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The issuers of these securities are not obligated to register these securities. There is no regular trading market for these securities. As a result, we will have limited ability to liquidate these investments. This lack of liquidity, as well as negative changes in the financial condition of the issuers of these securities and their credit ratings, has adversely impacted the value of these securities. In the event that the financial condition of these issuers should continue to deteriorate and/or the issuers are unable to continue to pay interest/dividends in the future, we may have to record additional impairment charges relating to these securities, which would negatively impact our stockholders’ equity and net income. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
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
We are restricted under our loan agreement from paying dividends.
Dividends are not permitted under our bank credit agreement. In the event the Board of Directors decided to declare a cash or a stock dividend in the future, we would have to seek a waiver from the covenant in our bank agreement. Our bank may not be willing to waive the restriction.
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
In fiscal year 2009 and 2010, the Company was not an accelerated filer and therefore was not required to have an attestation report from our independent registered public accounting firm on our internal controls. However, current SEC rules will require such a report if the market value of the Company’s common stock held by non-affiliates exceeds $75 million as of the Company’s second fiscal quarter in any given fiscal year. We expect to expend significant resources in future fiscal years in connection with ongoing compliance with these requirements, which could adversely affect our profitability.
If management is not able to provide a positive report on our internal control over financial reporting, and our independent registered public accounting firm is not able to provide an unqualified opinion regarding our internal control over financial reporting, shareholders and others may lose confidence in our financial statements, which could cause our stock price to drop.
Because of our relatively small size, we have a limited number of personnel in our finance department to handle their existing responsibilities, as well as compliance with the SEC’s rules relating to our internal control over financial reporting.
In fiscal 2008, fiscal 2009 and fiscal 2010, management provided a positive report on our internal control over financial reporting and we received in fiscal 2008 an unqualified opinion from our independent registered public accounting firm regarding our internal control over financial reporting. In fiscal 2009 and fiscal 2010, our auditors were not required to give an opinion on our internal control over financial reporting, but under current SEC rules, will be required to do so if the market value of the Company’s common stock held by non-affiliates exceeds $75 million as of the Company’s second fiscal quarter in any given fiscal year. However, there can be no positive assurance that, in the future, management will provide a positive report on our internal control over financial reporting or that if required under SEC rules in the future, we will receive an unqualified opinion from our independent registered public accounting firm regarding our internal control over financial reporting. In the event we identify significant deficiencies or material weaknesses in our internal control that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements. This could cause our stock price to drop.
If the subcontractors we rely on for component parts or products delay deliveries or fail to deliver parts or products meeting our requirements, we may not be able to deliver products to our customers in a timely fashion and our revenues and profits could be reduced.
We rely on subcontractors for certain components of our products, including outside subcontracting assembly houses to produce the circuit boards that we use in our products. Our new commercial products are manufactured by several subcontractors located in China and the United States. As a result, we have limited control over the quality and the delivery schedules of components or products purchased from third parties. In addition, we purchase a number of component parts from single source suppliers. If our supplies of component parts or products meeting our requirements are significantly delayed or interrupted, we may not be able to deliver products to our customers in a timely fashion. This could result in a reduction in revenues and profits for these periods. The termination of or material change in the purchase terms of any single source supplier could have a similar impact on us. It is also possible, if our delay in delivering products to our customer is too long, the customer could cancel its order, resulting in a permanent loss of revenue and profit from that sale. From time to time, we have experienced significant delays in the receipt of certain components, including components for our ScanWorks® systems.
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
ITEM 1B: UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2: PROPERTIES
Perceptron’s principal domestic facilities consist of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company. In addition, the Company leases a 1,576 square meter facility in Munich, Germany and leases office space in Voisins le Bretonneux, France; Sao Paulo, Brazil; Tokyo, Japan; Singapore; Shanghai, China; and Chennai, India. The Company believes that its current facilities are sufficient to accommodate its requirements through fiscal 2011.
ITEM 3: LEGAL PROCEEDINGS
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $6.4 million using a June 30, 2010 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. The Company intends to vigorously defend against GDS’ claims.
The Company is a party to a suit filed by i-CEM Service, Inc. and 3CEMS Prime (collectively “3CEMS”) on or about July 1, 2010 in the Federal Court for the Northern District of Illinois. The suit alleges that the Company breached its contractual and common law indemnification obligations by failing to pay for component parts used to manufacture optical video scopes. The suit seeks damages of not less than $4 million. The Company intends to vigorously defend against 3CEMS’ claims.
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Litigation and Other Contingencies” for a discussion of the Company’s accounting policies regarding legal proceedings and other contingencies.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2010.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Perceptron’s Common Stock is traded on The NASDAQ Stock Market’s Global Market under the symbol “PRCP”. The following table shows the reported high and low sales prices of Perceptron’s Common Stock for fiscal 2010 and 2009:

	Prices
	Low	High
Fiscal 2010
Quarter through September 30, 2009	$3.28	$5.15
Quarter through December 31, 2009	$3.03	$4.66
Quarter through March 31, 2010	$3.01	$4.50
Quarter through June 30, 2010	$3.83	$5.00

Fiscal 2009
Quarter through September 30, 2008	$5.30	$9.26
Quarter through December 31, 2008	$2.25	$6.13
Quarter through March 31, 2009	$2.41	$4.19
Quarter through June 30, 2009	$2.85	$4.19
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
The approximate number of shareholders of record on September 20, 2010, was 163.
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
PERCEPTRON, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Fiscal Years Ended
	June 30,
	2010	2009	2008	2007	2006
Statement of Operations Data: [1]

Net sales	$52,141	$61,536	$72,512	$62,252	$57,875
Gross profit	18,767	20,908	29,819	26,404	27,287
Operating income (loss)	(3,439)	(4,845)	1,980	1,853	4,368
Income (loss) before income taxes	(2,997)	(5,560)	734	2,746	4,927
Net income (loss)	(805)	(3,525)	995	1,459	3,239

Earnings (loss) per share:
Basic	$(0.09)	$(0.40)	$0.12	$0.18	$0.38
Diluted	$(0.09)	$(0.40)	$0.11	$0.17	$0.35

Weighted average common shares outstanding:
Basic	8,923	8,860	8,490	8,114	8,582
Diluted	8,923	8,860	8,982	8,761	9,200

	As of June 30,
	2010	2009	2008	2007	2006
Balance Sheet Data:

Working capital	$36,345	$39,833	$45,233	$42,364	$42,652
Total assets	64,653	65,359	75,193	66,221	63,160
Shareholders’ equity	53,476	55,700	59,859	53,805	54,230

[1]	No cash dividends have been declared or paid during the periods presented.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT
We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2011 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2011 and future cash flow requirements. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A — Risk Factors” in this report. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s Industrial Business Unit segment products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s Industrial Business Unit segment products have shorter lead times than other components and are required later in the process, orders for the Company’s Industrial Business Unit segment products tend to be given later in the integration process. The Company’s Commercial Products Business Unit segment products are subject to the timing of firm orders from its customers, which may change on a monthly basis. In addition, because the Company’s Commercial Products Business Unit segment products require short lead times from firm order to delivery, the Company purchases long lead time components before firm orders are in hand. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products and expand into new geographic markets. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.
Overview
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact measurement and inspection solutions for industrial and commercial applications. Effective July 1, 2009, the Company reorganized its business into two operating segments, the Industrial Business Unit (“IBU”) and the Commercial Products Business Unit (“CBU”). The reorganization of the Company’s business segments was in response to the growth potential, increased development and focus that occurred in the Company’s commercial products since their initial sales in the third quarter of fiscal 2007. IBU products provide solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement, scanning and inspection applications. These products are used by the Company’s customers to help them manage their complex manufacturing processes to improve quality, shorten product launch times, reduce overall manufacturing costs and for digitizing and reverse engineering. Products sold by IBU include the Automated Systems products consisting of AutoGauge®, AutoGauge® Plus, AutoFit®, AutoScan®, and AutoGuide® that are primarily custom-configured systems typically purchased for installation in connection with new automotive model retooling programs, Value Added Services that are primarily related to automated systems products, and Technology Components consisting of ScanWorks®, ScanWorks®xyz, Toolkit, WheelWorks® and Multi-line Sensor products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment markets. The products of the CBU segment are designed for sale to professional tradesmen in the commercial market and are sold to and distributed through strategic partners. The Company services multiple markets, with the largest being the automotive industry serviced by IBU. The Company’s primary operations are in North America, Europe and Asia.

In the IBU segment, new vehicle tooling programs represent the most important selling opportunity for the Company’s automated systems products. The number and timing of new vehicle tooling programs varies based on individual automotive manufacturers’ plans and is also influenced by the state of the economy. Sales related to services and technology components are on-going and vary from period to period based on customers’ plans. Sales of ScanWorks® are primarily to non-automotive customers. IBU had consecutive quarter over quarter sales growth in each of the four quarters of fiscal 2010. Margins have improved as a result of the cost reduction actions taken in the third quarter of fiscal 2009 despite a decline in sales. Asian sales increased 64.7% from the level achieved in the 2009 and business in this region continues to show improvement. During the third quarter of fiscal 2010, the Company moved to a larger office in Shanghai and is in the process of hiring additional engineers to support its growth in China.
During fiscal 2010, the Company’s CBU segment announced that it had entered into supply agreements with three new partners, each in a separate strategic market segment. CBU has a partner in place for each of its four initially targeted market segments, namely, plumbing, mechanical, electrical and construction. Also during fiscal 2010, CBU announced that the Company and Ridge Tool Company (“Ridge”) mutually decided not to renew the Ridge supplier agreement. The Company’s new partner for the plumbing market is Rothenberger AG of Kelkheim, Germany. During the fourth quarter of fiscal 2010, the Company completed product design, development and manufacturing of the Roscope® 1000 for Rothenberger. The Roscope® 1000 is a rugged industrial device that has Perceptron’s patented Up is Up™ visualization technology, and backward compatibility with previous Rothenberger imagers. The unit displays live-video images, offers digital zoom, digital panning and captures digital still images for transport to a computer via USB. The first shipments of the Roscope® 1000 were delivered to Europe.
CBU’s partner in the mechanics market is Snap-on Logistics Company (“Snap-on”). During fiscal 2010, the Company released several new products for Snap-on, the BK5500W, a Digital Video Recorder and a 5.5mm imager. The BK5500W adds wireless capability to Snap-on’s BK5500 line and provides a larger viewing screen and greater flexibility for mechanics and technicians by allowing them to maneuver the imager independently from where the handheld unit is positioned. This makes it easier for the technician and also allows a second person to view the screen when the technician is working in a crowded space. The BK5500W received a positive reception at the Snap-on franchisee show in August 2010 where it was officially launched by Snap-on. The Digital Video Recorder has the capability to record and store images for users of the BK5500 product. The 5.5mm imager allows mechanics to see into diesel injector ports and glow plugs.
Outlook — The Company continues to see signs that business conditions for IBU customers are improving. Requests for quotes are strong. The Company is encouraged by the trend over the past four quarters of quarter over quarter increased sales in the IBU segment. The Company continues to see increased interest from customers in the enhanced functionality that was recently incorporated into the AutoGauge® Plus product. IBU sales are expected to show modest growth in fiscal 2011 over fiscal 2010. Sales in China are expected to show strong growth while sales in the Americas and Europe are expected to be relatively flat. In line with the Company’s strategic plans, the Company decided in the second half of fiscal 2010 to accelerate its investment in new product development in its IBU segment by contracting with additional temporary engineering resources. It is expected that the additional resources will be needed throughout the first six months of fiscal 2011 and then these additional expenses should begin to decline in the second half of fiscal 2011.
CBU sales are expected to show double digit growth in fiscal 2011 compared to fiscal 2010, particularly once sales begin to all four of the division’s strategic partners. Sales of the Roscope® 1000 to Rothenberger, which began at the very end of June, are expected to occur throughout fiscal 2011. Sales of the BK5500W wireless visual inspection product also began in June and are expected to continue. New products for both Snap-on and Rothenberger are under development and sales are expected to begin in fiscal 2011. Sales of the first product for CBU’s strategic customers in the electrical and construction markets are expected to begin in the second quarter of fiscal 2011.
Overall, Company sales in fiscal 2011 are expected to grow by double digits over fiscal 2010 and the Company expects to be profitable. The Company begins fiscal 2011 with a backlog of $20.0 million which was an increase of $2.6 million over the backlog at the beginning of fiscal 2010. First quarter sales in fiscal 2011 however, are expected to be lower than the $16.0 million of sales in the fourth quarter of fiscal 2010 based on the current timing of IBU customer projects primarily in North America and Asia. CBU sales are expected to be lower in the first quarter of fiscal 2011 but increase in the following quarters as development is completed and new products go into production for our new and existing customers.
The Company’s financial base remains strong with no debt and approximately $20.1 million of cash, cash equivalents and short-term investments at June 30, 2010 available to support its growth plans. Near-term, the Company will continue to focus on the release of new products in both of its business segments, geographic growth, principally in Asia and working with its strategic partners in the CBU.

Results of Operations
Fiscal Year Ended June 30, 2010, Compared to Fiscal Year Ended June 30, 2009
Overview — The Company reported a net loss of $805,000 or $0.09 per diluted share, for the fiscal year ended June 30, 2010 compared with a net loss of $3.5 million, or $0.40 per diluted share, for the fiscal year ended June 30, 2009. Specific line item results are described below.
Sales — Net sales of $52.1 million for fiscal 2010 decreased $9.4 million, or 15.3%, compared with the same period one year ago. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

Sales (by segment)
(in millions)	2010		2009		Increase/(Decrease)
Industrial Business Unit	$40.2	77.2%	$38.3	62.3%	$1.9	5.0%
Commercial Products Business Unit	11.9	22.8%	23.2	37.7%	(11.3)	(48.7)%

Totals	$52.1	100.0%	$61.5	100.0%	$(9.4)	(15.3)%

Sales (by location)
(in millions)	2010		2009		Increase/(Decrease)
Americas	$26.2	50.3%	$38.8	63.1%	$(12.6)	(32.5)%
Europe	20.3	39.0%	19.3	31.4%	1.0	5.2%
Asia	5.6	10.7%	3.4	5.5%	2.2	64.7%

Totals	$52.1	100.0%	$61.5	100.0%	$(9.4)	(15.3)%

IBU sales increased $1.9 million primarily due to increased sales of Automated Systems products that were mitigated by lower sales of Technology Components and Value Added Services. The global economic conditions in the automotive industry affected IBU’s sales beginning in the third quarter of fiscal 2009 and continued into fiscal 2010. During fiscal 2010, IBU sales increased each quarter over the preceding quarter. Year over year IBU sales increased $2.2 million in Asia, $1.0 million in Europe and decreased $1.3 million in the Americas which suffered the biggest impact from the bankruptcies of General Motors Corporation and Chrysler LLC that occurred in the fourth quarter of fiscal 2009. These bankruptcies disrupted the normal flow of orders, caused several projects to be put on hold or cancelled that had been slated for fiscal 2010 and caused other companies that supported these two automotive companies to take a wait and see position before committing to purchases especially during the first half of fiscal 2010.
CBU sales decreased $11.3 million with the reduction almost evenly split between Snap-on and Ridge Tool Company. The decrease in CBU sales was the primary cause of the Company’s sales decline in the Americas for the year. The lower sales to Snap-on reflected the slow economic conditions globally during 2010. The Company’s supply agreement with Ridge Tool Company expired in fiscal 2010 and was not renewed which resulted in lower sales to Ridge for the year. During 2010, CBU entered into supplier agreements with three new partners, the first of which, Rothenberger A.G., is in the plumbing market. During the second half of fiscal 2010, the Company was engaged in the design and development of new products for these three new partners as well as its existing partner, Snap-on. During 2010, CBU had sales of three new product offerings for Snap-on, a Digital Video Recorder (DVR), a 5.5mm imager and the BK5500W. The DVR adds the capability to record and store images for users of the BK5500 product. The 5.5mm imager allows mechanics to see into diesel injector ports and glow plugs. The BK5500W is a wireless video inspection system that adds functionality to the BK5500 product line. It provides a larger viewing screen, greater flexibility and maneuverability for mechanics and technicians by allowing them to perform their work up to 30 feet from the hand-held unit. Additionally, CBU had new sales of the Roscope® 1000 to one of its new partners, Rothenberger. The Roscope® 1000 is aimed at the plumbing market and the first small shipment which occurred at the very end of June 2010, was delivered to Europe.
Bookings — Bookings represent new orders received from customers. During fiscal 2010 the Company had new order bookings of $54.7 million compared with new order bookings of $53.5 million during fiscal 2009. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

Bookings (by segment)
(in millions)	2010		2009		Increase/(Decrease)
Industrial Business Unit	$41.5	75.9%	$35.2	65.8%	$6.3	17.9%
Commercial Products Business Unit	13.2	24.1%	18.3	34.2%	(5.1)	(27.9)%

Totals	$54.7	100.0%	$53.5	100.0%	$1.2	2.2%

Bookings (by location)
(in millions)	2010		2009		Increase/(Decrease)
Americas	$29.2	53.4%	$29.6	55.3%	$(0.4)	(1.4)%
Europe	17.3	31.6%	21.8	40.8%	(4.5)	(20.6)%
Asia	8.2	15.0%	2.1	3.9%	6.1	290.5%

Totals	$54.7	100.0%	$53.5	100.0%	$1.2	2.2%

On a comparison basis, bookings in fiscal year 2009 started at a high level and generally declined as the year progressed, while fiscal year 2010 bookings started at a low level and increased as the year progressed.
IBU bookings increased $6.3 million primarily for Automated Systems products, but both Technology Components and Value Added Services bookings also increased over fiscal 2009. IBU bookings in the Americas and Asia increased $4.7 million and $6.1 million over fiscal 2009, respectively. IBU bookings in Europe decreased $4.5 million and were impacted by changes in the euro exchange rate, which reduced 2010 bookings by $1.1 million.
CBU bookings decreased $5.1 million primarily due to the continued slowness in the global economy and high unemployment in the United States which affected CBU’s two existing partners in fiscal 2010. Offsetting this decline was increased bookings from two of CBU’s new partners.
Backlog — Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $20.0 million as of June 30, 2010 compared with $17.4 million as of June 30, 2009. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer. The Company generally expects to be able to fill substantially all of the orders in backlog during the following twelve months. The following tables set forth comparison data for the Company’s backlog by segment and geographic location.

Backlog (by segment)
(in millions)	2010		2009		Increase/(Decrease)
Industrial Business Unit	$16.8	84.0%	$15.4	88.5%	$1.4	9.1%
Commercial Products Business Unit	3.2	16.0%	2.0	11.5%	1.2	60.0%

Totals	$20.0	100.0%	$17.4	100.0%	$2.6	14.9%

Backlog (by location)
(in millions)	2010		2009		Increase/(Decrease)
Americas	$8.6	43.0%	$5.7	32.7%	$2.9	50.9%
Europe	8.2	41.0%	11.1	63.8%	(2.9)	(26.1)%
Asia	3.2	16.0%	0.6	3.5%	2.6	433.3%

Totals	$20.0	100.0%	$17.4	100.0%	$2.6	14.9%

The increase in IBU’s backlog was primarily for Technology Components and Value Added Services. Automated Systems backlog decrease slightly from the previous year. The increase in IBU’s backlog occurred in Asia and the Americas and was partially offset by a decline in Europe. The decline in Europe was partially due to the lower exchange rate between the dollar and the Euro at June 30, 2010 compared to June 30, 2009. The European backlog at June 30, 2010 would have been $1.2 million higher if the Euro exchange rate had been at the same rate as June 30, 2009. CBU’s backlog increased primarily as a result of orders received from two of CBU’s new partners. Snap-on’s backlog was constant year over year and Ridge Tool had no backlog as a result of the expiration of the Ridge Tool supply agreement in fiscal 2010.

Gross Profit — Gross profit was $18.8 million, or 36.1% of sales, in the fiscal year ended June 30, 2010, as compared to $20.9 million, or 34.0% of sales, in the fiscal year ended June 30, 2009. The Company achieved a gross margin percentage increase of 2.1% even though sales in fiscal 2010 decreased $9.4 million or 15.3 % from 2009. The gross margin percentage increase was primarily the result of the IBU cost reduction actions taken by the Company in fiscal 2009 mitigated by lower margin in the CBU. The $2.1 million gross profit decrease was primarily due to the $9.4 million sales decline in fiscal year 2010 compared to fiscal 2009. The slightly stronger euro for the full year, compared to fiscal year 2009, increased gross margin for the year by approximately $150,000.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses in fiscal 2010 were $14.9 million, compared with $16.7 million in fiscal 2009. The $1.8 million decrease was primarily due to lower salary and benefit expenses in North America and Europe resulting from the cost reduction actions the Company took in fiscal 2009. Lower bad debt and depreciation expense in fiscal 2010 also contributed to the favorable comparison to fiscal 2009.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $7.3 million for fiscal 2010, compared with $8.0 million for fiscal 2009. The $708,000 decrease was primarily due to reductions in engineering and R&D expenses in the Company’s IBU business segment. Reductions occurred primarily in salaries and benefit costs that were partially offset by increases in contract services and engineering material costs. Engineering and R&D costs for the Company’s commercial products line decreased by approximately $120,000 from fiscal 2009 principally due to lower engineering materials, mitigated by higher salary costs for additional product development personnel.
Interest Income, net — Net interest income was $228,000 in fiscal 2010, compared with $709,000 in fiscal 2009. The decrease in interest income for fiscal year 2010 compared to fiscal 2009 was principally due to lower interest rates during fiscal 2010 on lower cash and investment balances.
Foreign Currency Gain (Loss) — There was a net foreign currency gain of $216,000 in fiscal 2010 compared with a $64,000 gain in fiscal 2009. The gain in fiscal 2010 related to the Yen and to a smaller extent foreign currency gains related to both the Real and Euro. The gain in fiscal 2009 also related to the Yen, but was mitigated by foreign currency losses related to both the Real and Euro. Foreign currency effects are primarily due to the change in foreign exchange rates between the time that the Company’s foreign subsidiaries received material denominated in U.S. dollars and when funds were converted to pay for the material received.
Impairment on Long-Term Investment — During fiscal 2009 the Company’s long-term investments were exchanged for preferred stock of the issuers and the Company determined that these investments had been other-than-temporarily impaired. Based on an independent valuation, the Company wrote down the value of these investments by $728,000 and reclassified $767,000 from other comprehensive income for a total other-than-temporary charge of $1.5 million compared to a write-down in fiscal 2008 of $2.6 million. See Note 1 of the Notes to the Consolidated Financial Statements, “Long and Short-term Investments”.
Income Taxes — The effective income tax benefit rate of 73.1% for fiscal 2010 compares to 36.6% for fiscal 2009. Income taxes for fiscal 2010 included a $1.1 million tax benefit related to tax credits and the favorable recognition of an uncertain tax position. The effective tax rate for fiscal 2010 excluding these two items was 37.1%. The balance of the change in the effective tax rate reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their respective tax rates. See Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”.
Fiscal Year Ended June 30, 2009, Compared to Fiscal Year Ended June 30, 2008
Overview — The Company reported a net loss of $3.5 million or $0.40 per diluted share, for the fiscal year ended June 30, 2009 compared with net income of $995,000, or $0.11 per diluted share, for the fiscal year ended June 30, 2008. Specific line item results are described below.
Sales — Net sales of $61.5 million for fiscal 2009 decreased $11.0 million, or 15.2%, compared with the same period one year ago. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

Sales (by segment)
(in millions)	2009		2008		Increase/(Decrease)
Industrial Business Unit	$38.3	62.3%	$54.3	74.9%	$(16.0)	(29.5)%
Commercial Products Business Unit	23.2	37.7%	18.2	25.1%	5.0	27.5%

Totals	$61.5	100.0%	$72.5	100.0%	$(11.0)	(15.2)%

Sales (by location)
(in millions)	2009		2008		Increase/(Decrease)
Americas	$38.8	63.1%	$43.3	59.7%	$(4.5)	(10.4)%
Europe	19.3	31.4%	24.2	33.4%	(4.9)	(20.2)%
Asia	3.4	5.5%	5.0	6.9%	(1.6)	(32.0)%

Totals	$61.5	100.0%	$72.5	100.0%	$(11.0)	(15.2)%

The decrease of $16.0 million in fiscal 2009 IBU sales compared to fiscal 2008 primarily occurred in the third and fourth quarters and was a direct reflection of the global economic conditions in the automotive industry. The decline occurred primarily in the Americas with lesser declines in Europe and Asia. During the fourth quarter of fiscal 2009, both General Motors Corporation and Chrysler LLC entered into bankruptcy in the United States. These bankruptcies and the process leading up to them disrupted the normal flow of orders and caused several projects to be put on hold or cancelled. Likewise other companies that supported these two automotive companies also took a wait and see position before committing to purchases. Of the $4.9 million decline in sales in Europe $1.5 million was due to lower foreign currency exchange rates in fiscal 2009 compared to fiscal 2008. Asian automotive companies instituted a freeze on capital spending beginning in the third quarter which continued through the fourth quarter. CBU sales increased primarily from higher sales to Snap-on and Ridge Tool.
Bookings — Bookings represent new orders received from customers. During fiscal 2009 the Company had new order bookings of $53.5 million compared with new order bookings of $75.0 million during fiscal 2008. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

Bookings (by segment)
(in millions)	2009		2008		Increase/(Decrease)
Industrial Business Unit	$35.2	65.8%	$56.7	75.6%	$(21.5)	(37.9)%
Commercial Products Business Unit	18.3	34.2%	18.3	24.4%	0.0	0.0%

Totals	$53.5	100.0%	$75.0	100.0%	$(21.5)	(28.7)%

Bookings (by location)
(in millions)	2009		2008		Increase/(Decrease)
Americas	$29.6	55.3%	$41.9	55.9%	$(12.3)	(29.4)%
Europe	21.8	40.8%	26.5	35.3%	(4.7)	(17.7)%
Asia	2.1	3.9%	6.6	8.8%	(4.5)	(68.2)%

Totals	$53.5	100.0%	$75.0	100.0%	$(21.5)	(28.7)%

Bookings began fiscal year 2009 stronger than in fiscal 2008 and declined thereafter. Bookings in the first quarter were higher than in the first quarter of 2008 by $2.9 million. Second quarter bookings declined by $5.2 million while third quarter bookings declined the most at $11.7 million. While fourth quarter bookings declined by $7.4 million, the decline was less than in the third quarter. Bookings decreased in all locations. The significant decrease in IBU bookings was primarily in the Americas reflecting the severe negative economic conditions in the automotive industry. CBU bookings were flat year over year.
Backlog — Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $17.4 million as of June 30, 2009 compared with $25.4 million as of June 30, 2008. The following tables set forth comparison data for the Company’s backlog by segment and geographic location.

Backlog (by segment)
(in millions)	2009		2008		Increase/(Decrease)
Industrial Business Unit	$15.4	88.5%	$18.4	72.4%	$(3.0)	(16.3)%
Commercial Products Business Unit	2.0	11.5%	7.0	27.6%	(5.0)	(71.4)%

Totals	$17.4	100.0%	$25.4	100.0%	$(8.0)	(31.5)%

Backlog (by location)
(in millions)	2009		2008		Increase/(Decrease)
Americas	$5.7	32.7%	$14.9	58.7%	$(9.2)	(61.7)%
Europe	11.1	63.8%	8.6	33.8%	2.5	29.1%
Asia	0.6	3.5%	1.9	7.5%	(1.3)	(68.4)%

Totals	$17.4	100.0%	$25.4	100.0%	$(8.0)	(31.5)%

The Company generally expects to be able to fill substantially all of the orders in backlog during the following twelve months. The decline in IBU backlog was primarily in value-added services. The decrease in CBU backlog reflected the fact that the Company was off backorder status for its products. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer.
Gross Profit — Gross profit was $20.9 million, or 34% of sales, in the fiscal year ended June 30, 2009, as compared to $29.8 million, or 41.1% of sales, in the fiscal year ended June 30, 2008. The decline in the gross profit percentage in fiscal 2009 compared to fiscal 2008 was primarily due to lower margins in IBU which was principally a function of the lower sales level and the relatively fixed labor and related costs for this business segment. During fiscal 2009, the Company conducted a global inventory review to consolidate inventory management and levels for its Automated Systems and its ScanWorks® products. As a result of this review, cost of goods sold was negatively impacted by a charge of $1.1 million in fiscal 2009 for obsolete and excess inventory compared to a charge of $453,000 in fiscal 2008. The weaker Euro exchange rate in fiscal 2009 compared to fiscal 2008 also negatively impacted gross margin by approximately $800,000.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses in fiscal 2009 were $16.7 million, compared with $19.3 million in fiscal 2008. Of the $2.6 million decrease, approximately $600,000 was due to costs recorded in fiscal 2008 related to the retirement of a former executive of the Company and $500,000 related to implementing Section 404 of the Sarbanes Oxley Act relating to internal controls over financial reporting. The remaining $1.5 million decrease was primarily due to lower costs in salaries, benefits, travel and entertainment, advertising and sales promotions resulting from the cost reduction actions the Company took in January 2009. Partially offsetting these decreases in fiscal 2009 was a $486,000 charge for bad debt expense compared to a credit to bad debt expense of $171,000 in fiscal 2008. In addition, the weaker Euro exchange rate had the effect of reducing expenses in fiscal 2009 by approximately $400,000.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $8.0 million for fiscal 2009, compared with $8.6 million for fiscal 2008. The decrease was primarily due to reductions in engineering and R&D expenses in the Company’s IBU segment. Reductions occurred in contract services, engineering materials and salaries. Engineering and R&D costs for the Company’s new commercial products line increased in fiscal 2009 by approximately $100,000 over fiscal 2008 principally for added personnel in product development.
Interest Income, net — Net interest income was $709,000 in fiscal 2009, compared with $1.0 million in fiscal 2008. The decrease in interest income for fiscal year 2009 compared to fiscal 2008 was principally due to lower interest rates during fiscal 2009.
Foreign Currency Gain (Loss) — There was a net foreign currency gain of $64,000 in fiscal 2009 compared with $287,000 in fiscal 2008. The effect in fiscal 2009 was a result of foreign currency gains related to the Yen that was mitigated by foreign currency losses related to both the Real and Euro. The foreign currency gain in fiscal 2008 related to changes in the Yen and Euro. Foreign currency effects are primarily due to the change in foreign exchange rates between the time that the Company’s foreign subsidiaries received material denominated in U.S. dollars and when funds were converted to pay for the material received.
Impairment on Long-Term Investment — During fiscal 2009 the Company’s long-term investments were exchanged for preferred stock of the issuers and the Company determined that these investments had been other-than-temporarily impaired. Based on an independent valuation, the Company wrote down the value of these investments by $728,000 and reclassified $767,000 from other comprehensive income for a total other-than-temporary charge of $1.5 million compared to a write-down in fiscal 2008 of $2.6 million. See Note 1 of the Notes to the Consolidated Financial Statements, “Long and Short-term Investments”.
Income Taxes — The effective income tax rate of 36.6% for fiscal 2009 compares to (35.6%) for fiscal 2008. Income taxes for fiscal 2008 included the recognition of a $619,000 tax benefit associated with reversing a valuation allowance related to certain tax credits in North America. The effective tax rate for fiscal 2008 excluding this item was 48.8%. In addition, the Company is not able to record a tax benefit for non-cash stock-based compensation expense related to incentive stock options and the Company’s Employee Stock Purchase Plan, which had the effect of decreasing the effective tax benefit rate in fiscal 2009 by 0.1% and increasing the effective tax rate in fiscal 2008 by 6.0%. The balance of the change in the effective tax rate reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their respective tax rates. See Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”.
Liquidity and Capital Resources
The Company’s cash and cash equivalents were $9.8 million at June 30, 2010 compared to $22.7 million at June 30, 2009. The cash decrease of $12.9 million for the fiscal year ended June 30, 2010, resulted primarily from $9.0 million used for net purchases of short-term investments, $1.5 million used for operations, $909,000 used for capital expenditures and a $1.7 million reduction for the negative effect of exchange rate changes on cash. Proceeds from stock plans generated $268,000 of cash.
The Company increased its net purchases of short-term investments by $9.0 million as a result of investing in higher yield instruments with a term longer than three months.
The $1.5 million of cash used for operations was primarily related to a net loss of $805,000 and the add back of non-cash items which totaled $933,000. The non-cash items represented an increase in the deferred tax asset of $2.5 million and a decrease in the allowance for doubtful accounts of $448,000, which were reduced by depreciation and amortization expense of $1.2 million, stock compensation expense of $536,000 and disposal of assets totaling $329,000. Cash generated from changes in assets and liabilities was $218,000 and resulted primarily from reduced inventories of $3.3 million, an increase in accounts payable of $1.6 million and a favorable change in other assets and liabilities of $2.9 million, which were offset by an increase of $7.5 million in net receivables representing the higher sales level in the fourth quarter of fiscal 2010. The decrease in inventories related to both business units, although the majority of the reduction in inventories resulted from the management of IBU inventories. The decrease included a reserve for obsolescence of approximately $800,000. The increase in accounts payable related to normal fluctuations in the timing of payments. The favorable $2.9 million change in other current assets and liabilities primarily related to a decrease in deposits with suppliers of $1.8 million, an increase in accrued liabilities of $800,000 and an increase of $300,000 in deferred revenue.
The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During fiscal year 2010, the Company increased its reserve for inventory obsolescence by a net $767,000, which resulted from additional reserves for obsolescence of approximately $835,000 less disposals and the effect of changes in foreign currency of $68,000 of inventory.
The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During fiscal year 2010, the Company reduced its allowance for doubtful accounts reserve by a net $465,000. Write-offs totaled $510,000 and the Company increased its provision for bad debts by $45,000.
Financing activities during fiscal year 2010 reflected $268,000 received under the Company’s stock plans.
The Company had no debt outstanding at June 30, 2010. The Company has a $6.0 million secured Credit Agreement, which expires on November 1, 2011. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated currently at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during a period of time during which the Libor-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, using the interest rate established by the Bank as its prime rate for its borrowers. Quarterly, the Company pays a commitment fee of 0.15% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain, unless waived, a minimum Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.7 million as of June 30, 2010 and to have no advances outstanding for 30 consecutive days each calendar year.

At June 30, 2010, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 Euros (equivalent to $366,000 at June 30, 2010). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2009, GmbH had no borrowings outstanding. At June 30, 2010, the facility supported outstanding letters of credit totaling 62,552 Euros (equivalent to approximately $76,000).
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
At June 30, 2010, the Company had short-term investments totaling $10.3 million and long-term investments valued at $2.2 million. See Note 1 and Note 13 to the Consolidated Financial Statements, “Long and Short-term Investments”, and “Subsequent Events”, respectively, for further information on the Company’s investments and their current valuation. The market for the long-term investments is currently illiquid.
The Company expects to spend approximately $2.0 million during fiscal year 2010 for capital equipment, although there is no binding commitment to do so. Based on the Company’s current business plan, including the introduction of new commercial products, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2011 cash flow requirements, except to the extent that the Company implements new business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.
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
Revenue Recognition. The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue related to products is recognized upon shipment when title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue related to services is recognized upon completion of the service. The Company also has multiple element arrangements in its Automated Systems product line that may include purchase of equipment, labor support and/or training. Each element has value on a stand-alone basis. For multiple element arrangements, the Company defers from revenue recognition the greater of the fair value of any undelivered elements of the contract or the portion of the sales price of the contract that is not payable until the undelivered elements are completed. Delivered items are not contingent upon the delivery of any undelivered items nor do the delivered items include general rights of return. The Company does not have price protection agreements or requirements to buy back inventory. The Company’s Automated Systems products are made to order systems that are designed and configured to meet each customer’s specific requirements. The Company’s Technology Components and Commercial Products are sold under agreements with fixed quantities with no rights of return. As a result, the Company has virtually no history of returns.
Stock-Based Compensation. The Company accounts for non-cash stock-based compensation in accordance with ASC 718, “Compensation — Stock Compensation”. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the amount of share-based awards that are expected to be forfeited. The estimated forfeiture rate may change from time to time based upon the Company’s actual experience. An increase in the forfeiture rate would require the Company to reverse a portion of its prior expense for non-cash stock-based compensation, which would positively impact the Company’s results of operations. Because the Company currently experiences a low forfeiture rate, a reduction in the estimated forfeiture rate would not have a material impact on the Company’s results of operations.

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
Inventories. Inventories are valued at the lower of cost or market; cost being determined under the first in, first out method. Provision is made to reduce inventories to net realizable value for excess and/or obsolete inventory. The Company reviews its inventory levels quarterly in order to identify obsolete and slow-moving inventory. The Company estimates excess or obsolete inventory based principally upon contemplated future customer demand for the Company’s products and the timing of product upgrades. The use of different assumptions in determining slow-moving and obsolete inventories would result in different charges to cost of sales in each period presented and could negatively affect the Company’s results of operations for the period. In addition, if actual experience differs materially from the Company’s estimates, the Company could be required to record large losses that could negatively affect the Company’s results of operations for the period. See Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies — “Inventory”.
Long and Short-Term Investments. The Company accounts for its investments in accordance with ASC 320, “Investments — Debt and Equity Securities”. Investments with a maturity of greater than three months but less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. At each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment which involves significant judgment. In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the income statement. See Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies — Long and Short-term Investments”.
Deferred Income Taxes. Deferred income tax assets and liabilities represent the estimated future income tax effect of temporary differences between the book and tax basis of the Company’s assets and liabilities, assuming they will be realized and settled at the amounts reported in the Company’s financial statements. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. This assessment includes consideration for the scheduled reversal of temporary taxable differences, projected future taxable income and the impact of tax planning. The Company adjusts this valuation allowance periodically based upon changes in these considerations. See Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”. If actual long-term future taxable income is lower than the Company’s estimate, or the Company revises its initial estimates, the Company may be required to record material adjustments to the deferred tax assets, resulting in a charge to income in the period of determination and negatively impacting the Company’s results of operations and financial position for the period.
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
New Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies — New Accounting Pronouncements”.
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[GRANT THORNTON LETTERHEAD]
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Perceptron, Inc.
We have audited the accompanying consolidated balance sheets of Perceptron, Inc. (a Michigan corporation) and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perceptron, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Southfield, Michigan
September 27, 2010

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amount)

As of June 30,	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$9,789	$22,654
Short-term investments	10,278	1,241
Receivables:
Billed receivables, net of allowance for doubtful accounts of $138 and $603, respectively	15,207	8,975
Unbilled receivables	616	296
Other receivables	916	357
Inventories, net of reserves of $1,413 and $646, respectively	6,551	10,005
Deferred taxes	2,877	2,290
Other current assets	1,288	2,909

Total current assets	47,522	48,727

Property and Equipment
Building and land	6,095	6,013
Machinery and equipment	13,057	13,418
Furniture and fixtures	870	869

	20,022	20,300
Less — Accumulated depreciation and amortization	(14,091)	(13,763)

Net property and equipment	5,931	6,537

Long-term Investments	2,192	2,192
Deferred Tax Asset	9,008	7,903

Total Assets	$64,653	$65,359

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$3,741	$2,461
Accrued liabilities and expenses	2,932	2,197
Accrued compensation	1,222	1,192
Income taxes payable	98	69
Deferred revenue	3,184	2,975

Total current liabilities	11,177	8,894

Long-term Liabilities
Accrued taxes	—	765

Total liabilities	11,177	9,659

Shareholders’ Equity
Preferred stock — no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,961 and 8,873, respectively	90	89
Accumulated other comprehensive income (loss)	(1,505)	718
Additional paid-in capital	41,717	40,914
Retained earnings	13,174	13,979

Total shareholders’ equity	53,476	55,700

Total Liabilities and Shareholders’ Equity	$64,653	$65,359

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

Years ended June 30,	2010	2009	2008

Net Sales	$52,141	$61,536	$72,512
Cost of Sales	33,374	40,628	42,693

Gross Profit	18,767	20,908	29,819

Operating Expenses
Selling, general and administrative	14,902	16,684	19,263
Engineering, research and development	7,304	8,012	8,576
Restructuring charge	—	1,057	—

Total operating expenses	22,206	25,753	27,839

Operating Income (Loss)	(3,439)	(4,845)	1,980

Other Income and (Expenses)
Interest income, net	228	709	1,029
Foreign currency gain	216	64	287
Impairment on long-term investment	—	(1,494)	(2,614)
Other	(2)	6	52

Total other income (expense)	442	(715)	(1,246)

Income (Loss) Before Income Taxes	(2,997)	(5,560)	734

Income Tax Benefit	2,192	2,035	261

Net Income (Loss)	$(805)	$(3,525)	$995

Earnings (Loss) Per Common Share
Basic	$(0.09)	$(0.40)	$0.12
Diluted	$(0.09)	$(0.40)	$0.11

Weighted Average Common Shares Outstanding
Basic	8,923	8,860	8,490
Dilutive effect of stock options	—	—	492

Diluted	8,923	8,860	8,982

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

Years ended June 30,	2010	2009	2008

Cash Flows from Operating Activities
Net income (loss)	$(805)	$(3,525)	$995
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Depreciation and amortization	1,196	1,430	1,394
Stock compensation expense	536	693	609
Deferred income taxes	(2,546)	(2,462)	(1,238)
Impairment on long-term investment	—	1,494	2,614
Disposal of assets and other	329	21	43
Allowance for doubtful accounts	(448)	385	(497)
Changes in assets and liabilities
Receivables, net	(7,515)	10,858	4,696
Inventories	3,267	(2,095)	(83)
Accounts payable	1,564	332	(1,419)
Other assets and liabilities	2,902	(3,846)	1,318

Net cash provided from (used for) operating activities	(1,520)	3,285	8,432

Cash Flows from Financing Activities
Revolving credit borrowings	—	—	10
Revolving credit repayments	—	—	(10)
Proceeds from stock plans	268	186	3,087
Repurchase of company stock	—	—	—

Net cash provided from financing activities	268	186	3,087

Cash Flows from Investing Activities
Purchases of short-term investments	(13,515)	(1,241)	—
Sales of short-term investments	4,478	—	—
Capital expenditures	(909)	(777)	(1,527)

Net cash used for investing activities	(9,946)	(2,018)	(1,527)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,667)	(956)	1,287

Net Increase (Decrease) in Cash and Cash Equivalents	(12,865)	497	11,279
Cash and Cash Equivalents, July 1	22,654	22,157	10,878

Cash and Cash Equivalents, June 30	$9,789	$22,654	$22,157

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$5	$73	$93
Cash paid during the year for income taxes	422	586	379
The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	Paid-In	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity

Balances, June 30, 2007	8,142	$81	$869	$36,346	$16,509	$53,805

Comprehensive income (loss)
Net income					995	995
Other comprehensive income
Foreign currency translation adjustments			2,679			2,679
Hedging			(734)			(734)
Unrealized loss on investment			(582)			(582)

Total comprehensive income						2,358

Stock-based compensation				609		609
Stock plans	702	7		3,080		3,087

Balances, June 30, 2008	8,844	$88	$2,232	$40,035	$17,504	$59,859

Comprehensive income (loss)
Net loss					(3,525)	(3,525)
Other comprehensive income
Foreign currency translation adjustments			(2,076)			(2,076)
Hedging			(20)			(20)
Reversal of unrealized loss on investment			582			582

Total comprehensive (loss)						(5,039)

Stock-based compensation				693		693
Stock plans	29	1		186		187

Balances, June 30, 2009	8,873	$89	$718	$40,914	$13,979	$55,700

Comprehensive income (loss)
Net loss					(805)	(805)
Other comprehensive income
Foreign currency translation adjustments			(2,223)			(2,223)

Total comprehensive (loss)						(3,028)

Stock-based compensation				536		536
Stock plans	88	1		267		268

Balances, June 30, 2010	8,961	$90	$(1,505)	$41,717	$13,174	$53,476

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Operations
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces, and sells non-contact measurement and inspection solutions for industrial and commercial applications. The products from the Company’s Industrial Business Unit (“IBU”) provide solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement, reverse engineering, and inspection applications. IBU also offers Value Added Services such as training and customer support services. Perceptron’s Commercial Products Business Unit (“CBU”) develops and manufactures a variety of handheld visual inspection devices and add-on accessories for professional tradesmen that are sold to and marketed through strategic partners.
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
Foreign Currency
The financial statements of the Company’s wholly-owned foreign subsidiaries have been translated in accordance with ASC 830, “Foreign Currency Translation Matters” with the functional currency being the local currency in the foreign country. Under this standard, translation adjustments are accumulated in a separate component of shareholders’ equity until disposal of the subsidiary. Gains and losses on foreign currency transactions are included in the consolidated statement of income under “Other Income and Expenses”.
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
Options to purchase 960,000, 982,000, and 279,000 shares of common stock outstanding in the fiscal years ended June 30, 2010, 2009 and 2008, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Fair value approximates carrying value because of the short maturity of the cash equivalents. At June 30, 2010, the Company had $9.8 million in cash and cash equivalents of which $4.9 million was held in foreign bank accounts.
Accounts Receivable and Concentration of Credit Risk
The Company markets and sells its IBU products principally to automotive manufacturers, line builders, system integrators, original equipment manufacturers (“OEMs”) and value-added resellers. CBU’s products are marketed through its strategic partners. The Company’s accounts receivable are principally from a small number of large customers. The Company performs ongoing credit evaluations of its customers. Accounts receivable are generally due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Changes in the Company’s allowance for doubtful accounts are as follows (in thousands):

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance

Fiscal year ended June 30, 2010	$603	$45	$510	$138
Fiscal year ended June 30, 2009	$228	$486	$111	$603
Fiscal year ended June 30, 2008	$673	$(171)	$274	$228
Long and Short-term Investments
The Company accounts for its investments in accordance with ASC 320, “Investments — Debts and Equity Securities.” Investments with a maturity of greater than three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. Each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment which involves significant judgment. In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the income statement. If market, industry, and/or investee conditions deteriorate, future impairments may be incurred.
At June 30, 2010, the Company had $10.3 million of short-term investments in certificate of deposits and variable rate demand note holdings of which $7.6 million was held by the Company’s foreign subsidiaries.
At June 30, 2010, the Company holds long-term investments in preferred stock investments that are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. During the quarter ended March 31, 2009, the Company’s long-term investments in auction-rate securities totaling $6.3 million at cost were converted by the issuers to preferred stock. The Company estimated that the fair market value of these investments at June 30, 2010 was $2.2 million based on an independent valuation performed by an external independent valuation firm completed in the third quarter of fiscal 2009 together with management’s judgment of the market. The fair market analysis considered the following key inputs, (i) the underlying structure of each security; (ii) the present value of the future principal and dividend payments discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of each security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements and Disclosures”, such valuation assumptions are defined as Level 3 inputs.
During fiscal 2009 and 2008, the Company recorded an other-than-temporary impairment charge of $1.5 million and $2.6 million, respectively, pertaining to these long-term investments. The impairment amount was based on the Company’s assessment during those years that it was likely that the fair value of those investments would not be fully recovered in the foreseeable future. The assessment gave consideration to the duration, severity, and continued declining trend of the fair value of those securities, as well as the uncertain financial condition and near-term prospects of the issuers.

		Unrealized	Estimated
Long-term Investments	Cost	Gains (Losses)	Fair Value

June 30, 2010
Preferred Stock	$6,300	$4,108	$2,192

June 30, 2009
Preferred Stock	$6,300	$4,108	$2,192
Inventory
Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1.4 million and $646,000 at June 30, 2010 and June 30, 2009, respectively, is comprised of the following (in thousands):

	At June 30,
	2010	2009

Component parts	$1,507	$2,651
Work in process	238	90
Finished goods	4,806	7,264

Total	$6,551	$10,005

Changes in the Company’s reserves for obsolescence are as follows (in thousands):

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance

Fiscal year ended June 30, 2010	$646	$835	$68	$1,413
Fiscal year ended June 30, 2009	$1,304	$1,075	$1,733	$646
Fiscal year ended June 30, 2008	$911	$453	$60	$1,304
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
Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, forward exchange contracts and amounts due to banks or other lenders, approximate their fair values at June 30, 2010 and 2009. Fair values have been determined through information obtained from market sources and management estimates.
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
Effective July 1, 2008, the Company adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures” for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC 820, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Financial instruments held by the Company at June 30, 2010 include investments classified as held for sale, certificate of deposits and money market funds.
ASC 820 establishes a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). These two types of inputs create the following fair value hierarchy:
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
ASC 820 requires the use of observable market data if such data is available without undue cost and effort.
The following table presents the Company’s investments at June 30, 2010 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820.

(in thousands)	June 30, 2010	Level 1	Level 2	Level 3
Short-Term Investments	$7	$7	—	—
Long-Term Investments	$2,192	—	—	$2,192
The following table presents the changes in the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 820 for fiscal year 2010 and 2009. The Company’s Level 3 investments consist of preferred stock investments (see Note 1 — “Summary of Significant Accounting Policies — Long and Short-term Investments”).

(in thousands)	Level 3 Assets
Balance at June 30, 2009	$2,192
Other-than-temporary impairment charges	—

Balance at June 30, 2010	$2,192

(in thousands)	Level 3 Assets
Balance at June 30, 2008	$3,104
Other-than-temporary impairment charges	(1,494)
Temporary impairment charges	582

Balance at June 30, 2009	$2,192

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
Warranty
Automated Systems products generally carry a two or three-year warranty for parts and a one-year warranty for labor and travel related to warranty. Product sales to the forest products industry carry a three-year warranty for TriCam® sensors. Sales of ScanWorks® and ScanWorks® ToolKit have a one-year warranty for parts; sales of WheelWorks® products have a two-year warranty for parts; sales of the Company’s commercial products have either a two or three-year warranty for parts and labor. The Company provides a reserve for warranty based on its experience and knowledge. Factors affecting the Company’s warranty liability include the number of units sold or in service and historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. If a special circumstance arises requiring a higher level of warranty, the Company would make a special warranty provision commensurate with the facts.

	Beginning	Costs and	Less	Ending
(in thousands)	Balance	Expenses	Charge-offs	Balance

Fiscal year ended June 30, 2010	$301	$353	$348	$306
Fiscal year ended June 30, 2009	$480	$453	$632	$301
Fiscal year ended June 30, 2008	$263	$723	$506	$480
Advertising Expense
The Company charges advertising expense in the period incurred. As of June 30, 2010, 2009, and 2008, advertising expense was $207,000, $442,000, and $623,000, respectively.
Self-Insurance
The Company is self-insured for health, vision and short-term disability costs up to a certain stop loss level per claim and on an aggregate basis of a percentage of estimated annual costs. The estimated liability is based upon review by management and an independent insurance consultant of claims filed and claims incurred but not reported.
New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
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
2. Leases
The Company leases building space, office equipment and motor vehicles under operating leases. Lease terms generally cover periods from two to five years and may contain renewal options. The following is a summary, as of June 30, 2010, of the future minimum annual lease payments required under the Company’s operating leases having initial or remaining non-cancelable terms in excess of one year (in thousands):

Year	Minimum Rentals
2011	$843
2012	483
2013	127
2014	16
2015 and beyond	10

Total minimum lease payments	$1,479

Rental expenses for operating leases in the fiscal years ended June 30, 2010, 2009 and 2008 were $1,195,000, $1,256,000 and $1,278,000, respectively.
3. Credit Facilities
The Company had no debt outstanding at June 30, 2010 and June 30, 2009.
The Company has a $6.0 million secured Credit Agreement, which expires on November 1, 2011. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated currently at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during a period of time during which the Libor-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, using the interest rate established by the Bank as its prime rate for its borrowers. Quarterly, the Company pays a commitment fee of 0.15% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain, unless waived, a minimum Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.7 million as of June 30, 2010 and to have no advances outstanding for 30 consecutive days each calendar year.
At June 30, 2010, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 Euros (equivalent to approximately $366,000). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2010, GmbH had no borrowings outstanding. At June 30, 2010, the facility supported outstanding letters of credit totaling 62,552 Euros (equivalent to approximately $76,000).
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
At June 30, 2010 and 2009 the Company had no forward exchange contracts outstanding. At June 30, 2008, the Company had approximately $7.6 million of forward exchange contracts between the United States Dollar and the Euro with a weighted average settlement price of 1.52 Euro to each United States Dollar. The Company recognized a loss of $20,000 and $734,000, respectively in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the fiscal years ended June 30, 2009 and June 30, 2008, respectively.
5. Information About Major Customers
The Company has two segments: the Industrial Business Unit and the Commercial Products Business Unit.
The Company’s principal customers for its Automated Systems (AutoGauge, AutoFit, AutoScan, AutoGuide) products have historically been manufacturing companies that the Company either sells to directly or through manufacturing line builders, system integrators or OEMs. The Company’s Automated Systems products are typically purchased for installation in connection with retooling programs undertaken by these companies. Because sales are dependent on the timing of customers’ re-tooling programs, sales by customer vary significantly from year to year, as do the Company’s largest customers. For the fiscal year ended June 30, 2010, approximately 32.5% of total net sales were derived from the Company’s four largest customers (Volkswagen Group, General Motors, BMW, and Ford Motor). For the fiscal year ended June 30, 2009 approximately 25% of total net sales were derived from the Company’s four largest automotive customers (Volkswagen Group, General Motors, Ford Motor, and BMW). For the fiscal year ended June 30, 2008 approximately 26% of total net sales were derived from the Company’s four largest automotive customers (General Motors, Volkswagen Group, Chrysler, and BMW). The Company also sells to manufacturing line builders, system integrators or OEMs, who in turn sell to these same automotive companies. For the fiscal year ended June 30, 2010, 2009, and 2008, approximately 10%, 8% and 7%, respectively, of net sales were to manufacturing line builders, system integrators and OEMs for the benefit of the same four automotive companies. These numbers reflect consolidations that have occurred within the Company’s four largest automotive customers. During the fiscal year ended June 30, 2010, direct sales to Volkswagen Group accounted for approximately 22.5% of the Company’s total net sales. At June 30, 2010, accounts receivable from Volkswagen Group totaled approximately $2.7 million.
The Company’s commercial products sales in fiscal 2010 were primarily sold to Snap-on and Ridge Tool for distribution through their wholesale and retail distribution networks. During 2010, the Company entered into supply agreements with three new partners. Sales to one of the new partners, Rothenberger, began in June 2010. Sales to the other two partners are expected to begin in fiscal 2011. The Company’s supply agreement with Ridge Tool expired in fiscal 2010 and was not renewed. During the fiscal year ended June 30, 2010, sales to Snap-on and Ridge Tool were 12.3% and 10.2%, respectively, of the Company’s total net sales. At June 30, 2010, accounts receivable from Snap-on and Ridge Tool totaled approximately $1.5 million and $1.6 million, respectively.

6. Contingencies
Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $6.4 million using a June 30, 2010 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. The Company intends to vigorously defend against GDS’ claims.
The Company is a party to a suit filed by i-CEM Service, Inc. and 3CEMS Prime (collectively “3CEMS”) on or about July 1, 2010 in the Federal Court for the Northern District of Illinois. The suit alleges that the Company breached its contractual and common law indemnification obligations by failing to pay for component parts used to manufacture optical video scopes. The suit seeks damages of not less than $4 million. The Company intends to vigorously defend against 3CEMS’ claims.
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
7. 401(k) Plan
The Company has a 401(k) tax deferred savings plan that covers all eligible employees. The Company may make discretionary contributions to the plan. The Company’s contributions during the fiscal years ended June 30, 2010, 2009 and 2008, were $0, $387,000 and $541,000, respectively.
8. Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees may purchase shares of the Company’s common stock at 85% of its market value at the beginning of the six-month election period. Purchases are limited to 10% of an employee’s eligible compensation and the shares purchased are restricted from being sold for one year from the purchase date. At June 30, 2010, 98,525 shares remained available under the Plan. During fiscal years 2010, and 2008, 16,213 and 10,429 shares, respectively, were issued to employees. The average purchase price per share was $2.83 and $7.78 in fiscal years 2010 and 2008, respectively. No shares were issued to employees during fiscal year 2009. During fiscal years 2010, 2009 and 2008, the Company recorded non-cash stock based compensation expense of $25,000, $8,000 and $14,000, respectively, related to this plan.
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
The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $536,000, $693,000 and $609,000 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. This had the effect of decreasing net income by $362,000, or $0.04 per diluted share for the fiscal year ended June 30, 2010, $461,000 or $0.05 per diluted share for fiscal year 2009 and $446,000 or $0.05 per diluted share for fiscal year 2008. As of June 30, 2010, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $635,000. The Company expects to recognize this cost over a weighted average vesting period of 2 years.

The Company received $142,000 in cash from option exercises under all share-based payment arrangements for the twelve months ended June 30, 2010. The actual tax benefit realized, that related to tax deductions for non-qualified options exercised and disqualifying dispositions under all share-based payment arrangements, totaled approximately, $43,000 for fiscal 2010.
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
Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, except as otherwise specified in the 2004 Stock Incentive Plan. As of June 30, 2010, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. All options outstanding under the 1992 and Directors Plans are vested and expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.
Activity under these Plans is shown in the following tables:

	Fiscal Year 2010			Fiscal Year 2009
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value(1)		Exercise	Value(1)
Shares subject to option	Shares	Price	($000)	Shares	Price	($000)
Outstanding at beginning of period	1,435,592	$6.30		1,291,037	$6.87
New Grants (based on fair value of common stock at dates of grant)	20,000	$3.15		243,100	$3.07
Exercised	(49,575)	$3.29		(13,680)	$5.19
Expired	(139,383)	$6.90		(53,477)	$5.27
Forfeited	(26,105)	$6.69		(31,388)	$7.79

Outstanding at end of period	1,240,529	$6.29	$814	1,435,592	$6.30	$427
Exercisable at end of period	849,206	$6.31	$550	821,008	$5.99	$324

	Fiscal Year 2008
		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value(1)
Shares subject to option	Shares	Price	($000)
Outstanding at beginning of period	1,834,959	$6.53
New Grants (based on fair value of common stock at dates of grant)	282,000	$9.85
Exercised	(664,385)	$4.30
Expired	(104,865)	$24.60
Forfeited	(56,672)	$7.83

Outstanding at end of period	1,291,037	$6.87	$2,746
Exercisable at end of period	662,144	$5.08	$2,433

(1)
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2010, 2009 and 2008, were $42,000, $16,000 and $2,710,000, respectively. The total fair value of shares vested during the fiscal years ended June 30, 2010, 2009 and 2008, were $677,000, $820,000 and $919,000, respectively.

The estimated fair value as of the date options were granted during the periods presented using the Black-Scholes option-pricing model, was as follows:

	2010	2009	2008

Weighted Average Estimated Fair Value Per Share Of Options Granted During The Period	$1.38	$1.15	$3.53
Assumptions:
Amortized Dividend Yield	—	—	—
Common Stock Price Volatility	47.35%	39.86%	32.93%
Risk Free Rate Of Return	2.38%	1.93%	3.90%
Expected Option Term (in years)	5	5	5
The following table summarizes information about stock options at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$1.24 to $2.80	317,705	5.03	$2.18	202,505	$1.83
3.15 to 6.97	347,187	5.41	$5.61	268,687	$6.26
6.98 to 8.81	402,137	6.58	$8.33	279,389	$8.20
8.92 to 14.03	173,500	7.22	$10.48	98,625	$10.30

$1.24 to $14.03	1,240,529	5.95	$6.29	849,206	$6.31

At June 30, 2010, options covering 160,865 shares were available for future grants under the 2004 Plan.
10. Income Taxes
Income (loss) from continuing operations before income taxes for U.S. and foreign operations was as follows (in thousands):

	2010	2009	2008
U.S.	$(4,386)	$(2,242)	$(388)
Foreign	1,389	(3,318)	1,122

Total	$(2,997)	$(5,560)	$734

The income tax (provision) benefit reflected in the statement of income consists of the following (in thousands):

	2010	2009	2008
Current provision (benefit):
U.S. Federal & State	$(969)	$(14)	$(21)
Foreign	468	(452)	(629)
Deferred taxes
U.S.	(1,651)	1,222	811
Foreign	(40)	1,279	100

Total provision (benefit)	$(2,192)	$2,035	$261

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

	2010	2009	2008

Benefit of net operating losses	$7,379	$6,657	$4,130
Tax credit carry-forwards	4,240	4,125	3,842
Other, principally reserves	3,035	2,381	2,629

Deferred tax asset	14,654	13,163	10,601
Valuation allowance	(2,769)	(2,970)	(2,920)

Net deferred tax asset	$11,885	$10,193	$7,681

Rate reconciliation:
Provision at U.S. statutory rate	34.0%	34.0%	34.0%
Net effect of taxes on foreign activities	(5.2)%	(3.6)%	(12.1)%
Tax effect of U.S. permanent differences	12.1%	3.9%	(4.4)%
State taxes and other, net	(0.2)%	0.1%	1.8%
Adjustment of federal/foreign income taxes related to prior years	25.7%	1.3%	(15.9)%
Valuation allowance	6.7%	0.9%	(39.0)%

Effective tax rate	73.1%	36.6%	(35.6)%

No provision was made with respect to earnings as of June 30, 2010 that have been retained for use by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings. At June 30, 2010, the Company had net operating loss carry-forwards for Federal income tax purposes of $19.9 million that expire in the years 2021 through 2030 and tax credit carry-forwards of $4.2 million of which $4.1 million expire in the years 2010 through 2029. Included in the Federal net operating loss carry-forward is $6.0 million from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as an increase to additional paid-in-capital rather than a reduction of the income tax provision. The net change in the total valuation allowance for the years ended June 30, 2010, 2009 and 2008 was a decrease of $201,000, an increase of $50,000 and a decrease of $286,000, respectively.
On June 30, 2010, the Company had $1.0 million of unrecognized tax benefits, of which $1.0 million would affect the effective tax rate if recognized. As of June 30, 2009, the Company had $1.7 million of unrecognized tax benefits, of which $954,000 would affect the effective tax rate if recognized. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. As of June 30, 2010 there was no accrued interest or penalties related to uncertain tax positions recorded on the Company’s financial statements. For U.S. Federal income tax purposes, the tax years 2007 — 2010 remain open to examination by government tax authorities. For German income tax purposes, the 2008 and 2010 tax years remain open to examination by government tax authorities.
The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

Year End June 30,	2010
Balance, beginning of year	$1,719
Increases for tax positions related to the current year	94
Decreases for tax positions related to prior years	(765)

Balance, year end	$1,048

11. Segment and Geographic Information
Effective July 1, 2009, the Company reorganized its business into two operating segments, the Industrial Business Unit (“IBU”) and the Commercial Products Business Unit (“CBU”). The reorganization of the Company’s business segments was in response to the growth potential, increased development and focus that occurred in the Company’s commercial products since its initial sales in the third quarter of fiscal 2007. The Company’s reportable segments are strategic business units that have separate management teams focused on different marketing strategies. The IBU segment markets its products primarily to industrial companies directly or through manufacturing line builders, system integrators, original equipment manufacturers (“OEMs”) and value-added resellers (“VARs”). Products sold by IBU include automated systems products consisting of AutoGauge®, AutoGauge® Plus, AutoFit®, AutoScan®, and AutoGuide® that are primarily custom-configured systems typically purchased for installation in connection with new automotive model retooling programs, value added services that are primarily related to automated systems products, and technology components consisting of ScanWorks®, ScanWorks®xyz, WheelWorks® and Multi-line Sensor products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment markets. The CBU segment products are designed for sale to professional tradesmen in the commercial market and are sold to and distributed through strategic partners.

The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance based on operating income, excluding unusual items. Company-wide costs are allocated between segments based on revenues and/or labor as deemed appropriate. Segment results for the fiscal years ended June 30, 2008 and 2009 have been revised to conform to the new fiscal 2010 segment reporting structure.

	Industrial Business	Commercial Products
Reportable Segments ($000)	Unit	Business Unit	Consolidated

Twelve months ended June 30, 2010
Net sales	$40,199	$11,942	$52,141
Operating loss	(727)	(2,712)	(3,439)
Assets, net	42,498	22,155	64,653
Accumulated depreciation and amortization	13,730	361	14,091

Twelve months ended June 30, 2009
Net sales	$38,287	$23,249	$61,536
Operating income (loss)	(7,735)	2,890	(4,845)
Assets, net	34,355	31,004	65,359
Accumulated depreciation and amortization	13,272	491	13,763

Twelve months ended June 30, 2008
Net sales	$54,307	$18,205	$72,512
Operating income	1,052	928	1,980
Assets, net	53,753	21,440	75,193
Accumulated depreciation and amortization	13,240	167	13,407
The Company primarily accounts for geographic sales based on the country from which the sale is invoiced rather than the country to which the product is shipped. The Company operates in three primary geographic areas: The Americas (substantially all of which is the United States, with immaterial net sales in Brazil), Europe, and Asia.

Geographical Regions ($000)	Americas	Europe[1]	Asia	Consolidated

Twelve months ended June 30, 2010
Net sales	$26,232	$20,279	$5,630	$52,141
Long-lived assets, net	7,617	306	200	8,123

Twelve months ended June 30, 2009
Net sales	$38,846	$19,284	$3,406	$61,536
Long-lived assets, net	8,112	402	215	8,729

Twelve months ended June 30, 2008
Net sales	$43,308	$24,170	$5,034	$72,512
Long-lived assets, net	9,674	500	191	10,365

[1]
The Company’s German subsidiary had net external sales of $20.3 million, $19.3 million and $24.2 million in the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Long-lived assets of the Company’s German subsidiary were $293,000, $383,000 and $468,000 as of June 30, 2010, 2009 and 2008, respectively.

12. Restructuring
During the third quarter of fiscal 2009, the Company implemented a significant cost reduction plan for its Industrial Business Unit. The actions did not affect the Commercial Products Business Unit. Most of the cost reduction actions took place in North America with a smaller amount in Europe. The actions included reducing personnel, benefits, contract services and other related expenses. During the quarter ended March 31, 2009, the Company recorded a restructuring charge of approximately $1.0 million related to severance and other related costs.
13. Subsequent Events
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
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A: CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Report Of Management On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting policies and procedures includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of the assets of the Company; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements, and that receipts and expenditures of the Company are made in accordance with management and directors authorizations; and providing reasonable assurance that unauthorized acquisition, use, or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010.
This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.
Changes In Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B: OTHER INFORMATION
None.
PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the captions “Matters to Come before the Meeting — Proposal 1: Election of Directors”, “Corporate Governance”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Code of Ethics” of the registrant’s proxy statement for 2010 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.
The information required by Part III, Item 10 with respect to the Company’s nominating committee, audit committee and the audit committee’s financial expert is set forth in the Proxy Statement under the captions “Corporate Governance — Audit Committee”, “Corporate Governance — Nominating and Corporate Governance Committee” and “Corporate Governance — Audit Committee Report”, which paragraphs are incorporated herein by reference.
The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s directors, executive and financial officers and employees. The Code of Business Conduct and Ethics has been posted to the

Company’s website at www.perceptron.com in the “Investors” section under “Corporate Governance” and is available free of charge through the Company’s website. The Company will post information regarding any amendment to, or waiver from, the Company’s Code of Business Conduct and Ethics for executive and financial officers and directors on the Company’s website in the Company section under “Investors”.
ITEM 11: EXECUTIVE COMPENSATION
The information contained under the captions “Matters to Come before the Meeting — Proposal 1: Election of Directors — Director Compensation for 2010”, “Matters to Come before the Meeting — Proposal 1: Election of Directors — Standard Director Compensation Arrangements” and “Compensation of Executive Officers” of the Proxy Statement is incorporated herein by reference.
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
EQUITY COMPENSATION PLAN INFORMATION
The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of June 30, 2010, including the 2004 Stock Incentive Plan, the 1992 Stock Option Plan, the Directors Stock Option Plan, the 1998 Global Team Member Stock Option Plan, and the Employee Stock Purchase Plan (together, the “Plans”):

				Number of securities
				remaining available for
	Number of securities		Weighted-average	future issuance under
	to be issued upon		exercise price of	equity compensation
	exercise of		outstanding	plans (excluding
	outstanding options,		options, warrants	securities
Plan Category	warrants and rights		and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders:
2004 Stock Incentive Plan	705,675	(1)	$6.92	160,865
1992 Stock Option Plan	126,000	(2)	$3.52	—
Directors Stock Option Plan	87,000	(2)	$4.85	—
Employee Stock Purchase Plan	12,812	(3)	$2.69	85,713

Total of equity compensation plans approved by shareholders	931,487		$6.21	246,578
Equity compensation plans not approved by shareholders: 1998 Global Team Member Stock Option Plan	321,854	(4)	$6.40	—

Total:	1,253,341		$6.26	246,578

(1)
Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.

(2)	The 2004 Stock Incentive Plan replaced the 1992 Stock Option Plan and Directors Stock Option Plan effective December 7, 2004. No further grants under these plans will be made.

(3)
Does not include an undeterminable number of shares subject to a payroll deduction election under the Employee Stock Purchase Plan for the period from July 1, 2010 until December 31, 2010, which will not be issued until January 2011.

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
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the captions “Corporate Governance — Board Leadership Structure and Board and Committee Information” and “Related Party Transactions” of the Proxy Statement is incorporated herein by reference.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the captions “Matters to Come Before the Meeting — Proposal 2: Ratification of Company’s Independent Registered Public Accounting Firm,” “Independent Accountants — Policy for Pre-Approval of Audit and Non-Audit Services” and “Independent Accountants — Fees Paid to Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.
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
Harry T. Rittenour, President and
Chief Executive Officer (Principal Executive Officer) Date: September 24, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Harry T. Rittenour Harry T. Rittenour	President, Chief Executive Officer and Director (Principal Executive Officer)	September 24, 2010

/S/ John H. Lowry III John H. Lowry III	Vice President and Chief Financial Officer (Principal Financial Officer)	September 24, 2010

/S/ Sylvia M. Smith Sylvia M. Smith	Controller (Principal Accounting Officer)	September 24, 2010

/S/ W. Richard Marz W. Richard Marz	Chairman of the Board and Director	September 24, 2010

/S/ David J. Beattie David J. Beattie	Director	September 24, 2010

/S/ Kenneth R. Dabrowski Kenneth R. Dabrowski	Director	September 24, 2010

/S/ Philip J. DeCocco Philip J. DeCocco	Director	September 24, 2009

/S/ Robert S. Oswald Robert S. Oswald	Director	September 24, 2010

/S/ James A. Ratigan James A. Ratigan	Director	September 24, 2010

/S/ Terryll R. Smith Terryll R. Smith	Director	September 24, 2010

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.	Restated Articles of Incorporation and Bylaws.

3.1	Restated Articles of Incorporation, as amended to date, are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1998.

3.2	Amended and Restated Bylaws, as amended to date, are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2007.

4.	Instruments Defining the Rights of Securities Holders.

4.1	Articles IV, V and VI of the Company’s Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1998.

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

4.17
Eleventh Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed November 10, 2009.

4.18
Twelfth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed July 2, 2010.

Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of the Company or its subsidiaries have not been filed because (i) in each case the total amount of long-term debt permitted there under does not exceed 10% of the Company’s consolidated assets, and (ii) the Company hereby agrees that it will furnish such instruments, notes and extracts to the Securities and Exchange Commission upon its request.

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

10.5	@	Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed October 10, 2008.

10.6	@	First Amendment to Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.12 of the Company’s Report on Form 8-K filed October 10, 2008.

10.7	@
Form of Incentive Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed January 5, 2005.

10.8	@
Form of Nonqualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed January 5, 2005.

10.9	@
Form of Incentive Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed December 27, 2005.

10.10	@
Form of Nonqualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed December 27, 2005.

Exhibit No.		Description of Exhibits

10.11	@
Form of Nonqualified Stock Option Agreement Terms — Board of Directors under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 10, 2006.

10.12	@
1998 Global Team Member Stock Option Plan and Form of Non-Qualified Stock Option Agreements under such Plan is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1997.

10.13	@	First Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.28 of the Company’s Report on Form 10-K for the Transition Period Ended June 30, 1999.

10.14	@	Second Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.29 of the Company’s Report on Form 10-K for the Transition Period Ended June 30, 1999.

10.15	@	Third Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.6 of the Company’s Form S-8 Registration Statement No. 333-55164.

10.16	@	Fourth Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.7 of the Company’s S-8 Registration Statement No. 333-76194.

10.17	@
Form of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after September 1, 1998 is incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 10-K for the Year Ended December 31, 1998.

10.18	@
Forms of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.31 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1999.

10.19	@
Form of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after January 1, 2006 is incorporated by reference to Exhibit 10.47 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2006.

10.20	@	Perceptron, Inc. Employee Stock Purchase Plan, as amended and restated as of October 22, 2004, is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed December 10, 2004.

10.21	@	Amendment No. 1 to Perceptron, Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed July 2, 2010.

10.22	@	Amended and Restated 1992 Stock Option Plan is incorporated herein by reference to Exhibit 10.53 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1996.

10.23	@	First Amendment to Amended and Restated 1992 Stock Plan is incorporated by reference to Exhibit 10.39 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1997.

10.24	@	Second Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.26 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1999.

10.25	@	Third Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.35 of the Company’s Report on Form 10-K for the Year Ended June 30, 2001.

10.26	@	Fourth Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.37 of the Company’s Report on Form 10-K for the Year Ended June 30, 2002.

10.27	@
Forms of Incentive Stock Option Agreements (Officers) and Non-Qualified Stock Option Agreements (Officers) under 1992 Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.30 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1999.

10.28	@	Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1996.

10.29	@	First Amendment to Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.27 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1999.

10.30	@
Second Amendment to the Perceptron, Inc. Directors Stock Option Plan (Amended and Restated October 31, 1996) is incorporated by reference to Exhibit 10.33 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2000.

Exhibit No.		Description of Exhibits

10.31	@
Form of Non-Qualified Stock Option Agreements and Amendments under the Director Stock Option Plan is incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1996.

10.32	@
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

10.34	@	Written Description of 2008 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 9, 2007.

10.35	@	Written Description of 2010 Annual Incentive and Profit Sharing Plans is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 31, 2009.

10.36	@	Written Description of Fiscal 2011 Annual Incentive and Profit Sharing Plans is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed September 8, 2010.

10.37	@
Employment and Amended and Restated Severance Agreement, dated January 21, 2008, between the Company and Alfred A. Pease is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed January 22, 2008.

10.38	@	Severance Agreement, dated December 18, 2008, between the Company and Harry T. Rittenour is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed December 24, 2008.

10.39	@	Severance Agreement, dated December 18, 2008, between the Company and Mark S. Hoefing is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on December 24, 2008.

10.40	@	Severance Agreement, dated December 18, 2008, between the Company and Paul J. Eckhoff is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed January 7, 2009.

10.41	@	Severance Agreement, dated December 18, 2008, between the Company and John H. Lowry III is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed December 24, 2008.

10.42	@	Severance Agreement, dated July 2, 2010, between the Company and Richard Price is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed July 2, 2010.

21.		A list of subsidiaries of the Company is incorporated by reference to Exhibit 21 of the Company’s Report on Form 10-K for the Year Ended June 30, 2008.

23.	*	Consent of Experts and Counsel.

31.		Rule 13a-14(a)/15d-14(a) Certifications.

31.1	*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.		Section 1350 Certifications.

32.1	*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.2	*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

@	Indicates a management contract, compensatory plan or arrangement.