Form 10-Q
period 2010-09-30
PERCEPTRON INC/MI
filed 2010-11-15
CIK 887226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of November 8, 2010, was:

Common Stock, $0.01 par value	8,999,232

Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended September 30, 2010

Page
Number

COVER	1

INDEX	2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1A. Risk Factors	18

Item 6. Exhibits	18

SIGNATURES	19

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
(In Thousands, Except Per Share Amount)	2010	2010
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$12,276	$9,789
Short-term investments	10,866	10,278
Receivables:
Billed receivables, net of allowance for doubtful accounts of $148 and $138, respectively	12,004	15,207
Unbilled receivables	428	616
Other receivables	1,079	916
Inventories, net of reserves of $1,424 and $1,413, respectively	6,998	6,551
Deferred taxes	2,877	2,877
Other current assets	1,595	1,288

Total current assets	48,123	47,522

Property and Equipment
Building and land	6,096	6,095
Machinery and equipment	13,582	13,057
Furniture and fixtures	870	870

	20,548	20,022
Less — Accumulated depreciation and amortization	(14,523)	(14,091)

Net property and equipment	6,025	5,931

Long-Term Investments	2,192	2,192
Deferred Tax Asset	9,511	9,008

Total Assets	$65,851	$64,653

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$3,160	$3,741
Accrued liabilities and expenses	2,608	2,932
Accrued compensation	1,001	1,222
Income taxes payable	210	98
Deferred revenue	3,915	3,184

Total current liabilities	10,894	11,177

Shareholders’ Equity
Preferred stock — no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,988 and 8,961, respectively	90	90
Accumulated other comprehensive income (loss)	124	(1,505)
Additional paid-in capital	41,921	41,717
Retained earnings	12,822	13,174

Total shareholders’ equity	54,957	53,476

Total Liabilities and Shareholders’ Equity	$65,851	$64,653

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands, Except Per Share Amounts)	2010	2009

Net Sales	$12,753	$10,813

Cost of Sales	8,035	6,884

Gross Profit	4,718	3,929

Operating Expenses
Selling, general and administrative	3,422	3,664
Engineering, research and development	2,118	1,729

Total operating expenses	5,540	5,393

Operating Loss	(822)	(1,464)

Other Income and (Expenses)
Interest income, net	45	57
Foreign currency gain	221	209
Other	—	1

Total other income	266	267

Loss Before Income Taxes	(556)	(1,197)

Income Tax Benefit	204	384

Net Loss	$(352)	$(813)

Loss Per Common Share
Basic	($0.04)	($0.09)
Diluted	($0.04)	($0.09)

Weighted Average Common Shares Outstanding
Basic	8,979	8,888
Dilutive effect of stock options	—	—

Diluted	8,979	8,888

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands)	2010	2009

Cash Flows from Operating Activities
Net loss	$(352)	$(813)
Adjustments to reconcile net loss to net cash provided from (used for) operating activities:
Depreciation and amortization	265	341
Stock compensation expense	133	175
Deferred income taxes	(370)	(676)
Disposal of assets and other	30	(42)
Allowance for doubtful accounts	(3)	8
Changes in assets and liabilities
Receivables, net	3,789	419
Inventories	(222)	(50)
Accounts payable	(935)	(559)
Other current assets and liabilities	(256)	(1,136)

Net cash provided from (used for) operating activities	2,079	(2,333)

Cash Flows from Financing Activities
Proceeds from stock plans	72	89

Net cash provided from financing activities	72	89

Cash Flows from Investing Activities
Purchases of short-term investments	(2,752)	(3,234)
Sales of short-term investments	3,058	—
Capital expenditures	(317)	(152)

Net cash used for investing activities	(11)	(3,386)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	347	421

Net Increase (Decrease) in Cash and Cash Equivalents	2,487	(5,209)
Cash and Cash Equivalents, July 1	9,789	22,654

Cash and Cash Equivalents, September 30	$12,276	$17,445

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying Consolidated Financial Statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
2. New Accounting Pronouncements
Beginning July 1, 2010, the Company adopted Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition) (“ASU 2009-13”) (formerly Emerging Issues Task Force (“EITF”) Issue 08-1) on a prospective basis. The new standard requires the Company to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The standard also eliminates the residual method of allocation and provides for expanded disclosures. See Note 3 — Revenue Recognition below which encompasses the additional expanded disclosures. Adoption of this standard does not have a material effect on the Company’s financial statements because no significant change was required in the Company’s process of allocating arrangement consideration to the units of accounting under the new standard.
3. Revenue Recognition
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
When available, the Company allocates arrangement consideration to each element based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence (TPE). Because the Company’s offerings contain a significant level of proprietary technology, customization or differentiation such that comparable pricing of products with similar functionality cannot be obtained, the Company primarily uses its best estimate of selling price (BESP) in the Company’s allocation of arrangement consideration.
The Company determines the BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin.
The Company’s Automated Systems products are made to order systems that are designed and configured to meet each customer’s specific requirements. Timing for the delivery of each element in the arrangement is primarily determined by the customer’s requirements and the number of elements ordered. Delivery of all of the multiple elements in an order will typically occur over a three to 15 month period after the order is received.
The Company does not have price protection agreements or requirements to buy back inventory. The Company has virtually no history of returns.
4. Financial Instruments
For a discussion on the Company’s fair value measurement policies for Financial Instruments, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.
The following table presents the Company’s investments at September 30, 2010 and June 30, 2010 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820.

(in thousands)	September 30, 2010	Level 1	Level 2	Level 3
Short-Term Investments	$1,759	$59	$1,700	—
Long-Term Investments	$2,192	—	—	$2,192

(in thousands)	June 30, 2010	Level 1	Level 2	Level 3
Short-Term Investments	$7	$7	—	—
Long-Term Investments	$2,192	—	—	$2,192
The Company’s Level 3 investments consist of preferred stock investments (see Note 6 — Short-Term and Long-Term Investments) and are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 820, “Fair Value Measurements and Disclosures.”
Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
5. Inventory
Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1,424,000 and $1,413,000 at September 30, 2010 and June 30, 2010 respectively, is comprised of the following (in thousands):

	September 30,	June 30,
Inventory	2010	2010
Component parts	$2,254	$1,507
Work in process	326	238
Finished goods	4,418	4,806

Total	$6,998	$6,551

6. Short-Term and Long-Term Investments
The Company accounts for its investments in accordance with ASC 320, “ Investments — Debt and Equity Securities.” Investments with a maturity of greater than three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. Each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment which involves significant judgment. In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary. Once a decline in fair value is determined to be other- than-temporary, an impairment charge is recorded in the income statement. If market, industry, and/or investee conditions deteriorate, future impairments may be incurred.

At September 30, 2010, the Company had $9.1 million of short-term investments in time deposits.
At September 30, 2010, the Company holds long-term investments in preferred stock investments that are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company estimated that the fair market value of these investments at September 30, 2010 was $2.2 million based on an independent valuation performed by an external independent valuation firm in March 2009 together with management’s judgment of the market. The fair market analysis considered the following key inputs, (i) the underlying structure of each security; (ii) the present value of the future principal and dividend payments discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of each security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.
The following table summarizes the Company’s long-term investments (in thousands):

Long-Term Investments	September 30, 2010	June 30, 2010
Cost	$6,300	$6,300
Unrealized Losses	(4,108)	(4,108)

Estimated Fair Value	$2,192	$2,192

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
At September 30, 2010 and 2009 the Company had no forward exchange contracts outstanding.
8. Comprehensive Income
Comprehensive income is defined as the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income, net of tax, for the applicable periods is as follows (in thousands):

Three Months Ended September 30,	2010	2009
Net Loss	$(352)	$(813)
Other Comprehensive Income:
Foreign currency translation adjustments	1,629	525

Total Comprehensive Income (Loss)	$1,277	$(288)

9. Credit Facilities
The Company had no debt outstanding at September 30, 2010.
The Company has a $6.0 million secured Credit Agreement, which expires on November 1, 2011. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated currently at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during a period of time during which the Libor-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, using the interest rate established by the Bank as its prime rate for its borrowers. Quarterly, the Company pays a commitment fee of 0.15% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.7 million as of September 30, 2010 and to have no advances outstanding for 30 consecutive days each calendar year. At September 30, 2010, the Credit Agreement supported outstanding letters of credit totaling $1,654,500.

At September 30, 2010, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 Euros (equivalent to approximately $408,000). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2010, GmbH had no borrowings outstanding. At September 30, 2010, the facility supported outstanding letters of credit totaling 62,552 Euros (equivalent to approximately $85,000).
10. Stock-Based Compensation
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
The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $133,000 and $175,000 in the three months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $522,000. The Company expects to recognize this cost over a weighted average vesting period of 1.6 years.
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
Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, except as otherwise specified in the 2004 Stock Incentive Plan. As of September 30, 2010, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. All options outstanding under the 1992 and Directors Plans are vested and expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.
The Company did not grant any stock options during the three months ended September 30, 2010 and 2009.
The Company received $37,000 in cash from option exercises under all share-based payment arrangements for the three months ended September 30, 2010.

11. Earnings Per Share
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
Options to purchase 817,000 and 1,022,000 shares of common stock outstanding in the three months ended September 30, 2010 and 2009, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.
12. Commitments and Contingencies
Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $6.5 million using a September 30, 2010 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. The Company intends to vigorously defend against GDS’ claims.
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

		Commercial
	Industrial	Products Business
Reportable Segments ($000)	Business Unit	Unit	Consolidated

Three months ended September 30, 2010
Net sales	$9,753	$3,000	$12,753
Operating loss	(215)	(607)	(822)
Assets	41,573	24,278	65,851
Accumulated depreciation and amortization	14,084	439	14,523

Three months ended September 30, 2009
Net sales	$8,092	$2,721	$10,813
Operating loss	(821)	(643)	(1,464)
Assets	38,675	24,905	63,580
Accumulated depreciation and amortization	13,514	583	14,097
14. Subsequent Events
On October 19, 2010, the Company announced that its Board of Directors had approved the use of up to $5.0 million to repurchase shares of the Company’s common stock through December 31, 2011. The Company has not repurchased any shares of its common stock during the past twelve months. In keeping with the share repurchase program approved by the Board, the Company may repurchase its common stock from time to time, in amounts, at prices and at such times as it deems appropriate, all subject to market conditions and other considerations. The Company may make repurchases in the open market or in privately negotiated transactions. The program, which is subject to market conditions and other factors, will be conducted in compliance with all applicable legal requirements. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. Any repurchases would be funded from available cash on hand.
On October 18, 2010, the Company and Comerica Bank, entered into the Thirteenth Amendment to the Credit Agreement (as amended, the “Credit Agreement”). The Thirteenth Amendment permits the Company to repurchase up to $5.0 million of its common stock through December 31, 2011. The Thirteenth Amendment also reduces the base tangible net worth to $36.5 million, with a further reduction to $35.5 million on June 30, 2011, minus the aggregate amount paid by the Company to redeem its shares of its common stock during the period beginning October 18, 2010 and ending December 31, 2011. All other material terms of the Credit Agreement remain in full force and effect, without waiver or modification.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT
We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2011 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2011 and future cash flow requirements. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10K for fiscal year 2010. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s Industrial Business Unit segment products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s Industrial Business Unit segment products have shorter lead times than other components and are required later in the process, orders for the Company’s Industrial Business Unit segment products tend to be given later in the integration process. The Company’s Commercial Products Business Unit segment products are subject to the timing of firm orders from its customers, which may change on a monthly basis. In addition, because the Company’s Commercial Products Business Unit segment products require short lead times from firm order to delivery, the Company purchases long lead time components before firm orders are in hand. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products, expand into new geographic markets and successfully negotiate new sales or supply agreements with new customers. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.

OVERVIEW
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact measurement and inspection solutions for industrial and commercial applications. The Company has two operating segments, the Industrial Business Unit (“IBU”) and the Commercial Products Business Unit (“CBU”). IBU products provide solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement, scanning and inspection applications. These products are used by the Company’s customers to help manage their complex manufacturing processes to improve quality, shorten product launch times, reduce overall manufacturing costs and for digitizing and reverse engineering. Products sold by IBU include the Automated Systems products consisting of AutoGauge®, AutoGauge® Plus, AutoFit®, AutoScan®, and AutoGuide® that are primarily custom-configured systems typically purchased for installation in connection with new automotive model retooling programs, Value Added Services that are primarily related to Automated Systems products, and Technology Components consisting of ScanWorks®, ScanWorks®xyz, Toolkit, WheelWorks® and Multi-line Sensor products that target the digitizing, reverse engineering, inspection and original equipment manufacturers (“OEMs”) wheel alignment markets. The products of the CBU segment are designed for sale to professional tradesmen in four specific strategic commercial market segments. These products are sold to and distributed through leading strategic partners in each of these segments. The four strategic market verticals include the electrical, mechanical, plumbing, and construction markets. The Company services multiple markets, with the largest being the automotive industry serviced by IBU. The Company’s primary operations are in North America, Europe and Asia.
In the IBU segment, new vehicle tooling programs represent the most important selling opportunity for the Company’s automotive related sales. The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans. The existing installed base of Automated Systems products provides a continuous revenue stream for value added services. Revenue is derived from system additions and modifications, customer training, software upgrades and service. Opportunities for Technology Component products include the expansion of the ScanWorks® reseller channel as well as new OEM customers for WheelWorks®. The ScanWorks®xyz product opens up a new market segment by allowing customers to add scanning capability to their existing coordinate measuring machines. The recently released multi-line wheel alignment sensor provides a more scalable and flexible solution for OEM manufactures of production wheel alignment systems.
In October 2010 the Company’s IBU segment announced the ground breaking Helix™ 3D Metrology Solution. Helix™ is an innovative and versatile 3D metrology platform that enables manufacturers to perform their most challenging measurement tasks with unparalleled ease and precision. It combines more than 25 years of laser-triangulation and 3D metrology experience with recent technological advances to create the most unique and powerful solution in the market. Helix™ solutions offer the world’s only sensors with Intelligent Illumination™, a patent-pending breakthrough that allows users to control virtually every aspect of the sensor’s calibrated light source. By customizing the quantity, density, and orientation of the sensor’s laser lines through a simple user interface, image acquisition is optimized on a feature-by-feature basis. The user can configure tightly spaced laser lines for small, complex features, increase the number of laser lines to robustly measure challenging materials, and alter the orientation of the laser lines to accommodate the differences between multiple parts manufactured on the same assembly line.
IBU sales in the first quarter of fiscal 2011 improved by $1.7 million over sales in the first quarter of fiscal 2010. This improvement was primarily due to increased business activity in Asia which was the first geographic area that the Company expected to recover from the downturn that largely occurred in fiscal year 2009.
In October 2010, CBU named Bosch Power Tools (“Bosch”) as its strategic partner for the Construction and Do-It-Yourself (DIY) markets. The Company previously announced it had signed a new partner in a press release dated April 6, 2010 but for confidentially reasons was unable to indentify Bosch at that time. CBU is in the final testing stage for the initial Bosch products. Sales in CBU have been lower in recent months reflecting additional competition in the marketplace, continued softness in the general economy and adjustments in the timing of new product launches with new partners.
The Company’s financial base remains strong with no debt and approximately $23.1 million of cash and short-term investments at September 30, 2010 to support growth plans. The Company is currently focused on the successful production and release of its expanded line of commercial inspection products, the launch of our new Helix™ 3D metrology solution and continued growth in new geographic markets, principally in Asia.
Outlook — The Company is encouraged by the increased bookings it experienced in all three geographic regions in the IBU segment in the first quarter of fiscal year 2011. The Company continues to expect modest growth in IBU sales in fiscal 2011 compared to fiscal 2010. The Company expects to roll out Helix™ based products during the second half of fiscal 2011. In the CBU segment, the Company expects an increase in sales in the second half of fiscal 2011 as new products for the Company’s new strategic partners reach the marketplace.

RESULTS OF OPERATIONS
Overview — For the first quarter of fiscal 2011, the Company reported a net loss of $352,000, or $0.04 per diluted share, compared to a net loss of $813,000 or $0.09 per diluted share, for the first quarter of fiscal 2010. Specific line item results are described below.
Sales — Sales increased 18.5% or $2.0 million to $12.8 million in the first quarter of fiscal 2011 compared to net sales of $10.8 million in the same period one year ago. The following tables show comparative data regarding the Company’s net sales by segment and geographic location.

	First		First
Sales (by segment)	Quarter		Quarter
(in millions)	2011		2010		Increase/(Decrease)
Industrial Business Unit	$9.8	76.6%	$8.1	75.0%	$1.7	21.0%
Commercial Products Business Unit	3.0	23.4%	2.7	25.0%	0.3	11.1%

Totals	$12.8	100.0%	$10.8	100.0%	$2.0	18.5%

	First		First
Sales (by location)	Quarter		Quarter
(in millions)	2011		2010		Increase/(Decrease)
Americas	$5.9	46.1%	$5.6	51.9%	$0.3	5.4%
Europe	4.8	37.5%	4.8	44.4%	0.0	0.0%
Asia	2.1	16.4%	0.4	3.7%	1.7	425.0%

Totals	$12.8	100.0%	$10.8	100.0%	$2.0	18.5%

Sales in the IBU segment increased $1.7 million, primarily due to increased sales of Technology Components products. Sales in the CBU segment increased primarily from the sales to one of its new partners. The increase in CBU sales was also the reason for the increase in the Americas. Sales in Europe were higher in Euros, but were flat in U.S. dollars due to a lower exchange rate in the first quarter of fiscal 2011 compared to the prior year. The increase in sales in Asia increased primarily due to higher Automated Systems products sales.
Bookings — Bookings represent new orders received from customers. The Company had $14.9 million of new order bookings during the first quarter of fiscal 2011, an increase of 52% over new order bookings of $9.8 million for the same quarter one year ago. The increase in bookings occurred in both Automated Systems products and Technology Component products. The amount of new order bookings fluctuates from one period to another and is not necessarily indicative of the future operating performance of the Company. The following tables show comparative data regarding the Company’s bookings by segment and geographic location.

	First		First
Bookings (by segment)	Quarter		Quarter
(in millions)	2011		2010		Increase/(Decrease)
Industrial Business Unit	$14.0	94.0%	$8.0	81.6%	$6.0	75.0%
Commercial Products Business Unit	0.9	6.0%	1.8	18.4%	(0.9)	(50.0)%

Totals	$14.9	100.0%	$9.8	100.0%	$5.1	52.0%

	First		First
Bookings (by location)	Quarter		Quarter
(in millions)	2011		2010		Increase/(Decrease)
Americas	$4.4	29.5%	$4.8	49.0%	$(0.4)	(8.3)%
Europe	7.0	47.0%	3.1	31.6%	3.9	125.8%
Asia	3.5	23.5%	1.9	19.4%	1.6	84.2%

Totals	$14.9	100.0%	$9.8	100.0%	$5.1	52.0%

IBU bookings increased $6.0 million primarily as a result of higher Automated Systems products bookings and to a lesser extent, higher Technology Component bookings. CBU bookings decreased $900,000 primarily because the first quarter of fiscal 2010 included bookings from a previous partner and bookings for fiscal year 2011 from CBU’s new partners were pending completion of final product testing prior to mass production. The decrease in CBU bookings was also the reason for the decrease in the Americas. IBU bookings in the Americas increased by $500,000 primarily from Technology Component products and to a lesser extent Value Added Services, mitigated by a reduction in Automated Systems product bookings. European IBU bookings increased $3.9 million primarily from Automated Systems products and to a lesser extent Technology Component products. The increase in Asian bookings was primarily for Automated Systems products.
Backlog — Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $22.1 million as of September 30, 2010 compared to $16.5 million as of September 30, 2009. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer. The Company expects to be able to fill substantially all of the orders in its backlog during the following twelve months. The following tables show comparative data regarding the Company’s backlog by segment and geographic location.

	First		First
Backlog (by segment)	Quarter		Quarter
(in millions)	2011		2010		Increase/(Decrease)
Industrial Business Unit	$21.0	95.0%	$15.4	93.3%	$5.6	36.4%
Commercial Products Business Unit	1.1	5.0%	1.1	6.7%	0.0	0.0%

Totals	$22.1	100.0%	$16.5	100.0%	$5.6	33.9%

	First		First
Backlog (by location)	Quarter		Quarter
(in millions)	2011		2010		Increase/(Decrease)
Americas	$7.2	32.6%	$5.0	30.3%	$2.2	44.0%
Europe	10.4	47.1%	9.5	57.6%	0.9	9.5%
Asia	4.5	20.3%	2.0	12.1%	2.5	125.0%

Totals	$22.1	100.0%	$16.5	100.0%	$5.6	33.9%

The IBU backlog on September 30, 2010 of $21.0 million was the highest quarter ending backlog since the second quarter of fiscal 2007. The increase in IBU backlog primarily related to an increase in the backlog of Automated Systems products and to a lesser extent, a higher backlog in Technology Component products. CBU’s backlog was flat with the first quarter of fiscal 2010, due principally to low bookings in the first quarter and the timing of new product introductions with new segment partners.
Gross Profit — Gross profit was $4.7 million, or 37.0% of sales, in the first quarter of fiscal year 2011, as compared to $3.9 million, or 36.3% of sales, in the first quarter of fiscal year 2010. The improvement occurred principally in IBU and reflected the effect of higher sales in fiscal 2011 that were partially offset by approximately $300,000 due to the lower Euro exchange rate in fiscal 2011 compared to first quarter 2010. The results also reflect lower gross margin on CBU sales during the current quarter.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses were $3.4 million in the quarter ended September 30, 2010 compared to $3.7 million in the first quarter a year ago. The $242,000 decrease in SG&A expenses in fiscal 2011 was primarily related to a decrease in CBU’s sales and marketing costs and North America G&A costs. The most significant reductions occurred in sales promotions and to a lesser extent depreciation.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $2.1 million in the quarter ended September 30, 2011 compared to $1.7 million in the first quarter a year ago. The increase primarily occurred due to the use of outside contractors on the development of IBU’s new Helix™ metrology solution and to a lesser extent engineering material costs on CBU’s new product development for its new customers, and travel costs.
Interest Income, net — Net interest income was $45,000 in the first quarter of fiscal 2011 compared with net interest income of $57,000 in the first quarter of fiscal 2010. The decrease was primarily due to lower interest rates in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.

Foreign Currency — There was net foreign currency income of $221,000 in the first quarter of fiscal 2011 compared with net foreign currency income of $209,000 in the first quarter of fiscal 2010. The difference relates primarily to foreign currency changes in the Euro within the respective quarters.
Income Taxes — The effective tax rate for the first quarter of fiscal 2011 was 37.3% compared to 32.1% in the first quarter of fiscal 2010 and primarily reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their countries’ respective tax rates. The effective tax rates in the United States were 32.1% and 33.3% on a pretax loss in the fiscal 2011 and 2010 quarters, respectively. The foreign subsidiaries combined effective tax rates were 30.1% and 36.2% on combined pretax income in the fiscal 2011 and 2010 quarters, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash and cash equivalents were $12.3 million at September 30, 2010, compared to $9.8 million at June 30, 2010. The cash increase of $2.5 million for the quarter ended September 30, 2010 resulted primarily from $2.1 million generated from operations, $306,000 from net sales/maturities of investments and a decrease of $317,000 for capital expenditures.
The $2.1 million of cash generated from operations was primarily related to changes in assets and liabilities of $2.4 million mitigated by the net loss of $352,000 and adjustments for non-cash items of $55,000. The $2.4 million change in assets and liabilities resulted primarily from cash collections of accounts receivable of $3.8 million partially offset by an increase in inventory of $222,000 and a reduction in accounts payable of $935,000. The increase in inventory was due to purchases of long lead time items required to fill anticipated orders. The reduction in accounts payable related to normal fluctuations in the timing of payments.
The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the first quarter of fiscal 2011, the Company increased the reserve for obsolescence by a net $11,000, which resulted from additional reserves for obsolescence of approximately $96,000 less disposals and the effect of changes in foreign currency of $85,000 of inventory.
The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company increased its allowance for doubtful accounts by a net $10,000 in the first quarter of fiscal 2011.
The Company had no debt outstanding at September 30, 2010. The Company has a $6.0 million secured Credit Agreement, which expires on November 1, 2011. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated currently at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during a period of time during which the Libor-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, using the interest rate established by the Bank as its prime rate for its borrowers. Quarterly, the Company pays a commitment fee of 0.15% per annum on the daily unused portion of the Credit Agreement. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the Credit Agreement, of not less than $41.7 million as of September 30, 2010 and to have no advances outstanding for 30 consecutive days each calendar year. At September 30, 2010, the Credit Agreement supported outstanding letters of credit totaling $1,654,500.

At September 30, 2010, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 Euros (equivalent to approximately $408,000). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2010, GmbH had no borrowings outstanding. At September 30, 2010, the facility supported outstanding letters of credit totaling 62,552 Euros (equivalent to approximately $85,000).
For a discussion of certain contingencies relating to the Company’s liquidity, financial position and results of operations, see Note 12 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q, Item 3, “Legal Proceedings” and Note 6 to the Consolidated Financial Statements, “Contingencies”, of the Company’s Annual Report on Form 10-K for fiscal year 2010. See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Litigation and Other Contingencies” of the Company’s Annual Report on Form 10-K for fiscal year 2010.
At September 30, 2010, the Company had short-term investments totaling $10.9 million and long-term investments valued at $2.2 million. See Note 6 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, for further information on the Company’s investments and their current valuation. The market for the long-term investments is currently illiquid.
On October 19, 2010, the Company announced that its Board of Directors had approved the use of up to $5.0 million to repurchase shares of the Company’s common stock through December 31, 2011. For additional information see Note 14 to the Consolidated Financial Statement, “Subsequent Events”.
The Company expects to spend approximately $2.0 million during fiscal year 2011 for capital equipment, although there is no binding commitment to do so. Based on the Company’s current business plan, the Company believes that available cash on hand, short-term investments and existing credit facilities will be sufficient to fund anticipated fiscal year 2011 cash flow requirements. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.
CRITICAL ACCOUNTING POLICIES
A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for fiscal year 2010.
New Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 2 to the Consolidated Financial Statements, “New Accounting Pronouncements”.

ITEM 4.	CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 (b) of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There have been no material changes made to the risk factors listed in “Item 1A — Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2010.

ITEM 6.	EXHIBITS

10.40
Thirteenth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 18, 2010.

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

Perceptron, Inc. (Registrant)
Date: November 12, 2010	By:	/S/ Harry T. Rittenour
Harry T. Rittenour
President and Chief Executive Officer

Date: November 12, 2010	By:	/S/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2010	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Controller and Chief Accounting Officer (Principal Accounting Officer)