Form 10-Q
period 2010-12-31
PERCEPTRON INC/MI
filed 2011-02-11
CIK 887226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of February 8, 2011, was:

Common Stock, $0.01 par value	8,925,851

Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended December 31, 2010

Page
Number

COVER	1

INDEX	2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	22

SIGNATURES	23

EX-4.21
EX-31.1
EX-31.2
EX-32

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(In Thousands, Except Per Share Amount)	2010	2010
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$10,430	$9,789
Short-term investments	11,930	10,278
Receivables:
Billed receivables, net of allowance for doubtful accounts of $191 and $138, respectively	14,721	15,207
Unbilled receivables	299	616
Other receivables	930	916
Inventories, net of reserves of $1,783 and $1,413, respectively	6,835	6,551
Deferred taxes	2,877	2,877
Other current assets	1,344	1,288

Total current assets	49,366	47,522

Property and Equipment
Building and land	6,096	6,095
Machinery and equipment	13,793	13,057
Furniture and fixtures	870	870

	20,759	20,022
Less — Accumulated depreciation and amortization	(14,743)	(14,091)

Net property and equipment	6,016	5,931

Long-Term Investments	2,192	2,192
Deferred Tax Asset	9,603	9,008

Total Assets	$67,177	$64,653

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,973	$3,741
Accrued liabilities and expenses	3,468	2,932
Accrued compensation	956	1,222
Income taxes payable	696	98
Deferred revenue	3,630	3,184

Total current liabilities	11,723	11,177

Shareholders’ Equity
Preferred stock — no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,971 and 8,961, respectively	90	90
Accumulated other comprehensive income (loss)	(282)	(1,505)
Additional paid-in capital	41,797	41,717
Retained earnings	13,849	13,174

Total shareholders’ equity	55,454	53,476

Total Liabilities and Shareholders’ Equity	$67,177	$64,653

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands, Except Per Share Amounts)	2010	2009	2010	2009

Net Sales	$16,341	$11,751	$29,094	$22,564

Cost of Sales	9,221	6,944	17,256	13,828

Gross Profit	7,120	4,807	11,838	8,736

Operating Expenses
Selling, general and administrative	3,650	3,966	7,072	7,630
Engineering, research and development	1,972	1,554	4,090	3,283

Total operating expenses	5,622	5,520	11,162	10,913

Operating Income (Loss)	1,498	(713)	676	(2,177)

Other Income and (Expenses)
Interest income, net	56	71	101	128
Foreign currency gain (loss)	(10)	(34)	211	175
Other	—	1	—	2

Total other income	46	38	312	305

Income (Loss) Before Income Taxes	1,544	(675)	988	(1,872)

Income Tax Benefit (Expense)	(517)	261	(313)	645

Net Income (Loss)	$1,027	$(414)	$675	$(1,227)

Earnings (Loss) Per Common Share
Basic	$0.11	$(0.05)	$0.08	$(0.14)
Diluted	$0.11	$(0.05)	$0.07	$(0.14)

Weighted Average Common Shares Outstanding
Basic	8,992	8,902	8,985	8,895
Dilutive effect of stock options	163	—	154	—

Diluted	9,155	8,902	9,139	8,895

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended
	December 31,
(In Thousands)	2010	2009

Cash Flows from Operating Activities
Net income (loss)	$675	$(1,227)
Adjustments to reconcile net loss to net cash provided from (used for) operating activities:
Depreciation and amortization	540	690
Stock compensation expense	237	301
Deferred income taxes	(463)	(1,003)
Disposal of assets and other	22	(74)
Allowance for doubtful accounts	43	(355)
Changes in assets and liabilities
Receivables, net	1,195	(991)
Inventories	(91)	(343)
Accounts payable	(1,162)	(633)
Other current assets and liabilities	1,049	703

Net cash provided from (used for) operating activities	2,045	(2,932)

Cash Flows from Financing Activities
Proceeds from stock plans	194	186
Repurchase of company stock	(351)	—

Net cash provided from (used for) financing activities	(157)	186

Cash Flows from Investing Activities
Purchases of short-term investments	(19,374)	(3,244)
Sales of short-term investments	18,371	498
Capital expenditures	(591)	(238)

Net cash used for investing activities	(1,594)	(2,984)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	347	204

Net Increase (Decrease) in Cash and Cash Equivalents	641	(5,526)
Cash and Cash Equivalents, July 1	9,789	22,654

Cash and Cash Equivalents, December 31	$10,430	$17,128

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
2. New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our financial statements.
Beginning July 1, 2010, the Company adopted Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements”, (amendments to Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASU 2009-13”) (formerly Emerging Issues Task Force (“EITF”) Issue 08-1) on a prospective basis. The new standard requires the Company to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. The standard also eliminates the residual method of allocation and provides for expanded disclosures. See Note 3 — Revenue Recognition below which encompasses the additional expanded disclosures. Adoption of this standard does not have a material effect on the Company’s financial statements because no significant change was required in the Company’s process of allocating arrangement consideration to the units of accounting under the new standard.
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
When available, the Company allocates arrangement consideration to each element based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence. Because the Company’s offerings contain a significant level of proprietary technology, customization or differentiation such that comparable pricing of products with similar functionality cannot be obtained, the Company primarily uses its best estimate of selling price (“BESP”) in the Company’s allocation of arrangement consideration. The Company determines the BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin.
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

The Company does not have price protection agreements or requirements to buy back inventory. The Company’s history demonstrates that sales returns have been insignificant.
4. Financial Instruments
For a discussion on the Company’s fair value measurement policies for Financial Instruments, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.
The following table presents the Company’s investments at December 30, 2010 and June 30, 2010 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).

Description	December 31, 2010	Level 1	Level 2	Level 3
Short-Term Investments	$2,393	$28	$2,365	—
Long-Term Investments	$2,192	—	—	$2,192

Description	June 30, 2010	Level 1	Level 2	Level 3
Short-Term Investments	$7	$7	—	—

Long-Term Investments	$2,192	—	—	$2,192
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
5. Inventory
Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1,783,000 and $1,413,000 at December 31, 2010 and June 30, 2010 respectively, is comprised of the following (in thousands):

	December 31,	June 30,
Inventory	2010	2010
Component parts	$2,407	$1,507
Work in process	593	238
Finished goods	3,835	4,806

Total	$6,835	$6,551

6. Short-Term and Long-Term Investments
The Company accounts for its investments in accordance with ASC 320, “Investments — Debt and Equity Securities.” Investments with a maturity of greater than three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. Each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment which involves significant judgment. In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the income statement. If market, industry, and/or investee conditions deteriorate, future impairments may be incurred.
At December 31, 2010, the Company had $9.8 million of short-term investments in time deposits.
At December 31, 2010, the Company holds long-term investments in preferred stock investments that are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company estimated that the fair market value of these investments at December 31, 2010 was $2.2 million based on limited market inputs, an independent valuation performed by an external valuation firm in March 2009, together with management’s judgment of the market. The fair market analysis considered the following key inputs, (i) the underlying structure of each security; (ii) the present value of the future principal and dividend payments discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of each security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.
The following table summarizes the Company’s long-term investments (in thousands):

Long-Term Investments	December 31, 2010	June 30, 2010
Cost	$6,300	$6,300
Unrealized Losses	(4,108)	(4,108)

Estimated Fair Value	$2,192	$2,192

7. Foreign Exchange Contracts
The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. These transactions have involved the use of forward contracts that typically mature within one year and were designed to hedge anticipated foreign currency transactions. The Company has used forward exchange contracts to hedge the net assets of certain of its foreign subsidiaries to offset the translation and economic exposures related to the Company’s investment in these subsidiaries.
At December 31, 2010 and 2009 the Company had no forward exchange contracts outstanding.
8. Comprehensive Income
Comprehensive income is defined as the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income, net of tax, for the applicable periods is as follows (in thousands):

Three Months Ended December 31,	2010	2009
Net Income (Loss)	$1,027	$(414)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(406)	(342)

Total Comprehensive Income (Loss)	$621	$(756)

Six Months Ended December 31,	2010	2009
Net Income (Loss)	$675	$(1,227)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	1,223	183

Total Comprehensive (Loss)	$1,898	$(1,044)

9. Credit Facilities
The Company had no debt outstanding at December 31, 2010 and June 30, 2010.
On November 16, 2010, the Company entered into an Amended and Restated Credit Agreement (“New Credit Agreement”) with Comerica Bank which replaced the Credit Agreement dated October 24, 2002 and its thirteen amendments. The secured New Credit Agreement provides for borrowings of up to $6.0 million and expires on November 1, 2012. Proceeds under the New Credit Agreement may be used for working capital and capital expenditures. Security under the New Credit Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated currently at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during a period of time during which the Libor-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, using the interest rate established by Comerica Bank as its prime rate for its borrowers. Quarterly, the Company pays a commitment fee of 0.15% per annum on the daily unused portion of the New Credit Agreement. The New Credit Agreement prohibits the Company from paying dividends but permits the Company to repurchase up to $5.0 million of its common stock through December 31, 2011. In addition, the New Credit Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the New Credit Agreement, of not less than $36.5 million as of October 18, 2010, with a further reduction to $35.5 million on June 30, 2011, minus the aggregate amount paid by the Company to redeem its shares of its common stock during the period beginning October 18, 2010 and ending December 31, 2011. The New Credit Agreement also requires the Company to have no advances outstanding for 30 days each calendar year. At December 31, 2010, the New Credit Agreement required a Tangible Net Worth of not less than $36.7 million and supported outstanding letters of credit totaling $1.7 million.
At December 31, 2010, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 Euros (equivalent to approximately $398,000). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At December 31, 2010, GmbH had no borrowings outstanding. At December 31, 2010, the facility supported outstanding letters of credit totaling 62,552 Euros (equivalent to approximately $83,000).
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
The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $104,000 and $237,000 in the three and six months ended December 31, 2010, respectively. The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $126,000 and $301,000 in the three and six months ended December 31, 2009, respectively. As of December 31, 2010, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $424,000. The Company expects to recognize this cost over a weighted average vesting period of 1.42 years.
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
The Company did not grant any stock options during the three and six months ended December 31, 2010.
The estimated fair value as of the date options were granted during the three and six month periods ended December 31, 2009 using the Black-Scholes option-pricing model, was as follows:

	Three Months	Six Months
	Ended	Ended
	12/31/2009	12/31/2009
Weighted Average Estimated Fair Value Per Share of Options Granted During the Period	$1.38	$1.38
Assumptions:
Amortized Dividend Yield	—	—
Common Stock Price Volatility	47.35%	47.35%
Risk Free Rate of Return	2.38%	2.38%
Expected Option Term (in years)	5	5
The Company received approximately $75,000 and $113,000, respectively, in cash from option exercises under all share-based payment arrangements for the three and six months ended December 31, 2010.
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

Options to purchase 814,000 and 1,115,000 shares of common stock outstanding in the three months ended December 31, 2010 and 2009, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 816,000 and 994,000 shares of common stock outstanding in the six months ended December 31, 2010 and 2009, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.
12. Commitments and Contingencies
Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $6.7 million using a December 31, 2010 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. The Company intends to vigorously defend against GDS’ claims.
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

		Commercial
	Industrial	Products Business
Reportable Segments ($000)	Business Unit	Unit	Consolidated

Three months ended December 31, 2010
Net sales	$15,344	$997	$16,341
Operating income (loss)	2,449	(951)	1,498
Assets	58,054	9,123	67,177
Accumulated depreciation and amortization	14,219	524	14,743

Three months ended December 31, 2009
Net sales	$9,861	$1,890	$11,751
Operating income (loss)	275	(988)	(713)
Assets	43,111	20,516	63,627
Accumulated depreciation and amortization	13,705	684	14,389

		Commercial
	Industrial	Products Business
Reportable Segments ($000)	Business Unit	Unit	Consolidated

Six months ended December 31, 2010
Net sales	$25,097	$3,997	$29,094
Operating income (loss)	2,233	(1,557)	676
Assets	58,054	9,123	67,177
Accumulated depreciation and amortization	14,219	524	14,743

Six months ended December 31, 2009
Net sales	$17,953	$4,611	$22,564
Operating income (loss)	(546)	(1,631)	(2,177)
Assets	41,218	22,409	63,627
Accumulated depreciation and amortization	13,705	684	14,389
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
OVERVIEW
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact measurement and inspection solutions for industrial and commercial applications. The Company has two operating segments, the Industrial Business Unit (“IBU”) and the Commercial Products Business Unit (“CBU”). IBU products provide solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement, scanning and inspection applications. These products are used by the Company’s customers to help manage their complex manufacturing processes to improve quality, shorten product launch times, reduce overall manufacturing costs and for digitizing and reverse engineering. Products sold by IBU include the Automated Systems products consisting of AutoGauge®, AutoGauge® Plus, AutoFit®, AutoScan®, and AutoGuide® that are primarily custom-configured systems typically purchased for installation in connection with new automotive model retooling programs, Value Added Services that are primarily related to Automated Systems products, and Technology Components consisting of ScanWorks®, ScanWorks®xyz, Toolkit, WheelWorks® and Multi-line Sensor products that target the digitizing, reverse engineering, inspection and original equipment manufacturers (“OEMs”) wheel alignment markets. The products of the CBU segment are designed for sale to professional tradesmen in four specific strategic commercial markets. These products are sold to and distributed through leading strategic partners in each of these markets. The four strategic market verticals include the electrical, mechanical, plumbing, and construction markets. The Company services multiple markets, with the largest being the automotive industry serviced by IBU. The Company’s primary operations are in North America, Europe and Asia.
In the IBU segment, new vehicle tooling programs represent the most important selling opportunity for the Company’s automotive related sales. The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans. The existing installed base of Automated Systems products provides a continuous revenue stream for Value Added Services. Revenue is also derived from system additions and modifications, customer training, software upgrades and service. Opportunities for Technology Component products include the expansion of the ScanWorks® reseller channel as well as new OEM customers for WheelWorks®. The ScanWorks®xyz product opens up a new market opportunity by allowing customers to add scanning capability to their existing coordinate measuring machines. The recently released multi-line wheel alignment sensor provides a more scalable and flexible solution for OEM manufacturers of production wheel alignment systems.
In October 2010, the Company’s IBU segment announced the groundbreaking Helix™ 3D Metrology Solution. Helix™ is an innovative and versatile 3D metrology platform that enables manufacturers to perform their most challenging measurement tasks with unparalleled ease and precision. It combines more than 25 years of laser-triangulation and 3D metrology experience with recent technological advances to create the most unique and powerful solution in the market. Helix™ solutions offer the world’s only sensors with Intelligent Illumination™, a patent-pending breakthrough that allows users to control virtually every aspect of the sensor’s calibrated light source. By customizing the quantity, density, and orientation of the sensor’s laser lines through a simple user interface, image acquisition is optimized on a feature-by-feature basis. The user can configure tightly spaced laser lines for small, complex features, increase the number of laser lines to robustly measure challenging materials, and alter the orientation of the laser lines to accommodate the differences between multiple parts manufactured on the same assembly line. Currently, one major automotive company is testing a beta system of this product and, in the fourth quarter of fiscal 2011, another beta system will be installed at a second major automotive company.
IBU sales in the second quarter of fiscal 2011 were $15.3 million and improved by $5.4 million, or 54.5%, over sales in the second quarter of fiscal 2010. This improvement was due to increased business activity in all three geographic locations and across all product lines and represented the highest quarterly sales level since the fourth quarter of fiscal year 2007.
In October 2010, CBU named Bosch Power Tools (“Bosch”) as its strategic partner for the construction market. The Company previously announced it had signed a new partner in a press release dated April 6, 2010 but for confidentiality reasons was unable to indentify Bosch at that time. Shipments to Bosch began in late December 2010.
CBU had sales of $1.0 million in the second quarter of fiscal 2011, which decreased $900,000, or 47.4%, from sales in the second quarter of fiscal 2010. Sales in CBU have been lower in recent months reflecting the transition that has occurred from fiscal 2010. In fiscal 2010, sales were to one established partner and to a second discontinued partner. In fiscal 2011 the Company had sales from one established partner and was in the startup stage with three new partners. During the second quarter of fiscal 2011, CBU had its first shipment to Bosch in the construction market.
The Company’s financial base remains strong with no debt and approximately $22.4 million of cash and short-term investments at December 31, 2010 to support growth plans. The Company is currently focused on the successful production and release of its expanded line of commercial inspection products, the launch of our new Helix™ 3D Metrology Solution and continued growth in new geographic markets, principally in Asia.

Outlook — The Company is very pleased with the operating results of the second quarter and its return to profitability. The high level of bookings experienced in the IBU segment during the second quarter resulted in an IBU backlog of $22.5 million at December 31, 2010. This backlog is the highest level IBU has had in over a decade. However, based on the timing of customer delivery requirements, IBU sales in the second half of fiscal 2011 are expected to be lower than the first half of fiscal 2011. For the fiscal year, IBU sales are expected to show high single digit, to low double digit, growth over fiscal 2010.
In the CBU segment, the Company anticipates an increase in sales in the second half of fiscal 2011 over the sales level achieved in the first half of fiscal 2011 due to sales expected in all four of its market verticals. CBU is developing a new product for the mechanics market and two new products for the plumbing market to expand those lines of visual inspection products. The Company expects the initial shipment of each of these new products in the fourth quarter of fiscal 2011. The Company also anticipates a small, initial shipment to its customer in the electrical market during the third quarter of fiscal 2011.
RESULTS OF OPERATIONS
Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009
Overview — For the second quarter of fiscal 2011, the Company reported net income of $1.0 million, or $0.11 per diluted share, compared to a net loss of $414,000, or $0.05 per diluted share for the second quarter of fiscal 2010. Operating income was 9.2% of revenue. Specific line item results are described below.
Sales — Net sales in the second quarter of fiscal 2011 were $16.3 million, compared to $11.8 million for the quarter ended December 31, 2009. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

	Second		Second
Sales (by segment)	Quarter		Quarter
(in millions)	2011		2010		Increase/(Decrease)
Industrial Business Unit	$15.3	93.9%	$9.9	83.9%	$5.4	54.5%
Commercial Products Business Unit	1.0	6.1%	1.9	16.1%	(0.9)	(47.4)%

Totals	$16.3	100.0%	$11.8	100.0%	$4.5	38.1%

	Second		Second
Sales (by location)	Quarter		Quarter
(in millions)	2011		2010		Increase/(Decrease)
Americas	$6.8	41.7%	$4.9	41.5%	$1.9	38.8%
Europe	7.7	47.2%	6.1	51.7%	1.6	26.2%
Asia	1.8	11.1%	.8	6.8%	1.0	125.0%

Totals	$16.3	100.0%	$11.8	100.0%	$4.5	38.1%

Sales in the IBU segment increased $5.4 million in the fiscal 2011 quarter compared to the same quarter a year ago and represented the highest quarterly sales level since the fourth quarter of fiscal 2007. The increase was primarily due to increased sales of Automated Systems products and to a lesser extent, higher Technology Component sales that occurred in all geographic regions. Sales in the second quarter of fiscal 2010 were adversely impacted by the downturn in the automotive industry and the economy as a whole. Sales in the CBU segment decreased $900,000 primarily from lower sales in the plumbing market and, to a lesser extent, lower sales in the mechanics market offset by initial sales to Bosch for the construction market. Increased sales in the Americas from IBU were mitigated by lower CBU sales. Increased sales in Europe represented higher Technology Component sales and, to a lesser extent, higher Automated Systems sales. A weaker Euro against the Dollar had the effect of reducing sales in Europe by approximately $770,000. The increase in sales in Asia was essentially split between higher Automated Systems products sales and higher Technology Component sales.

Bookings — Bookings represent new orders received from customers. The Company had new order bookings during the quarter of $18.3 million compared to $14.7 million for the second quarter ended December 31, 2009. It should be noted that the Company’s level of new orders fluctuates from quarter to quarter and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

	Second		Second
Bookings (by segment)	Quarter		Quarter
(in millions)	2011		2010		Increase/(Decrease)
Industrial Business Unit	$16.8	91.8%	$12.0	81.6%	$4.8	40.0%
Commercial Products Business Unit	1.5	8.2%	2.7	18.4%	(1.2)	(44.4)%

Totals	$18.3	100.0%	$14.7	100.0%	$3.6	24.5%

	Second		Second
Bookings (by location)	Quarter		Quarter
(in millions)	2011		2010		Increase/(Decrease)
Americas	$10.1	55.2%	$6.2	42.2%	$3.9	62.9%
Europe	6.7	36.6%	5.7	38.8%	1.0	17.5%
Asia	1.5	8.2%	2.8	19.0%	(1.3)	(46.4)%

Totals	$18.3	100.0%	$14.7	100.0%	$3.6	24.5%

IBU bookings increased $4.8 million primarily as a result of higher Automated Systems products bookings, led by the increase in new orders for systems upgrades, and to a lesser extent Technology Component bookings. IBU bookings this quarter were the highest in five years. Bookings in the Americas were up compared to the prior year principally due to higher IBU orders for Automated Systems products, partially offset by a decrease in CBU bookings. The increase in European bookings was evenly split between Automated Systems products and Technology Component products. Asia bookings decreased $1.3 million primarily for Automated Systems products. CBU bookings decreased $1.2 million primarily due to lower orders in the plumbing market.
Backlog — Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $24.1 million as of December 31, 2010 compared with $19.4 million as of December 31, 2009. It should be noted that the level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The following tables set forth comparison data for the Company’s backlog by segment and geographic location.

	Second		Second
Backlog (by segment)	Quarter		Quarter
(in millions)	2011		2010		Increase/(Decrease)
Industrial Business Unit	$22.5	93.4%	$17.6	90.7%	$4.9	27.8%
Commercial Products Business Unit	1.6	6.6%	1.8	9.3%	(0.2)	(11.1)%

Totals	$24.1	100.0%	$19.4	100.0%	$4.7	24.2%

	Second		Second
Backlog (by location)	Quarter		Quarter
(in millions)	2011		2010		Increase/(Decrease)
Americas	$10.4	43.2%	$6.3	32.5%	$4.1	65.1%
Europe	9.4	39.0%	9.1	46.9%	.3	3.3%
Asia	4.3	17.8%	4.0	20.6%	.3	7.5%

Totals	$24.1	100.0%	$19.4	100.0%	$4.7	24.2%

The $4.7 million increase in backlog over the second quarter of fiscal 2010 was primarily the result of increased orders in IBU and principally occurred in the Americas. IBU’s backlog of $22.5 million at December 31, 2010 is the highest in over a decade. CBU’s backlog decreased $200,000 from the second quarter of fiscal 2010 and was primarily due to fewer orders in the plumbing market.
Gross Profit — Gross profit was $7.1 million, or 43.6% of sales, in the second quarter of fiscal 2011, as compared to $4.8 million, or 40.9% of sales, in the second quarter of fiscal 2010. The Company achieved a gross profit margin percentage increase of 2.7% primarily related to CBU sales which had discounted margins last year related to reducing its inventory with a discontinued partner. Higher IBU sales also contributed to the increase. The effect of the weaker Euro in the second quarter of fiscal 2011 compared to 2010 decreased gross profit approximately $500,000.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses decreased $316,000 to $3.7 million in the second quarter of fiscal 2011 compared to $4.0 million in the quarter ended December 31, 2009. The decrease was primarily due to a decrease in CBU’s sales and marketing costs from reduced salary and personnel related costs and to a lesser extent sales promotions. North American G&A costs also decreased primarily from lower depreciation expense. The Euro was weaker against the dollar in the second quarter of fiscal 2011 than in the second quarter of fiscal 2010. This had the impact of decreasing costs in fiscal 2011 on a comparative basis by approximately $100,000 or 2.5%.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $2.0 million in the quarter ended December 31, 2010 compared to $1.6 million in the second quarter a year ago. The $418,000 increase was primarily due to the use of outside contractors on the development of IBU’s new Helix™ metrology solution and to a lesser extent engineering material costs for both IBU’s and CBU’s new product development.
Interest Income, net — Net interest income was $56,000 in the second quarter of fiscal 2011 compared with net interest income of $71,000 in the second quarter of fiscal 2010. The decrease was primarily due to lower interest rates on higher average cash and investment balances compared to one year ago.
Foreign Currency — There was a net foreign currency loss of $10,000 in the second quarter compared with a loss of $34,000 a year ago and represents foreign currency changes, particularly related to the Yen and the Euro within the respective periods.
Income Taxes — The effective tax rate for the second quarter of fiscal 2011 was 33.4% compared to 38.7% in the second quarter of fiscal 2010. The effective rate in both fiscal quarters primarily reflects the effect of the mix of pre-tax profit and loss among the Company’s various operating entities and their countries’ respective tax rates.
Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009
Overview — The Company reported net income of $675,000, or $0.07 per diluted share, for the first half of fiscal 2011, compared with a net loss of $1.2 million, or $0.14 per diluted share for the six months ended December 31, 2009. Specific line item results are described below.
Sales — Net sales in the first six months of fiscal 2011 were $29.1 million, compared to $22.6 million for the six months ended December 31, 2009. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

Sales (by segment)	Six Months		Six Months
(in millions)	Ended 12/31/10		Ended 12/31/09		Increase/(Decrease)
Industrial Business Unit	$25.1	86.3%	$18.0	79.6%	$7.1	39.4%
Commercial Products Business Unit	4.0	13.7%	4.6	20.4%	(0.6)	(13.0)%

Totals	$29.1	100.0%	$22.6	100.0%	$6.5	28.8%

Sales (by location)	Six Months		Six Months
(in millions)	Ended 12/31/10		Ended 12/31/09		Increase/(Decrease)
Americas	$12.7	43.7%	$10.4	46.0%	$2.3	22.1%
Europe	12.4	42.6%	10.9	48.2%	1.5	13.8%
Asia	4.0	13.7%	1.3	5.8%	2.7	207.7%

Totals	$29.1	100.0%	$22.6	100.0%	$6.5	28.8%

Sales in the IBU segment increased $7.1 million, and were almost equally split between increased sales of Technology Component products and Automated Systems products. Sales in the second quarter of fiscal 2010 were adversely impacted by the downturn in the automotive industry and the economy as a whole. Sales in the CBU segment decreased primarily due to the lower sales in the mechanics market and, to a lesser extent, lower sales in the plumbing market offset by initial sales to Bosch in the construction market. The timing of the roll out of new customer products impacted CBU’s sales in the current quarter. Sales in the Americas increased primarily due to increased IBU sales of Automated Systems products and to a lesser extent, increased IBU sales of Technology Component products which were mitigated by lower sales in CBU. European sales increased primarily from higher Technology Component sales. The weaker Euro in fiscal 2011 had the effect of reducing European sales by approximately $1.3 million. Sales in Asia increased primarily due to higher Automated Systems products sales in China and, to a lesser extent, higher Technology Component sales in Singapore.
Bookings — Bookings represent new orders received from customers. New order bookings for the six months ended December 31, 2010 were $33.2 million compared to $24.5 million for the same period one year ago. It should be noted that historically, the Company’s level of new orders has varied from period to period and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

Bookings (by segment)	Six Months		Six Months
(in millions)	Ended 12/31/10		Ended 12/31/09		Increase/(Decrease)
Industrial Business Unit	$30.8	92.8%	$20.1	82.0%	$10.7	53.2%
Commercial Products Business Unit	2.4	7.2%	4.4	18.0%	(2.0)	(45.5)%

Totals	$33.2	100.0%	$24.5	100.0%	$8.7	35.5%

Bookings (by location)	Six Months		Six Months
(in millions)	Ended 12/31/10		Ended 12/31/09		Increase/(Decrease)
Americas	$14.5	43.7%	$11.1	45.3%	$3.4	30.6%
Europe	13.7	41.3%	8.8	35.9%	4.9	55.7%
Asia	5.0	15.0%	4.6	18.8%	0.4	8.7%

Totals	$33.2	100.0%	$24.5	100.0%	$8.7	35.5%

The increase in IBU bookings of $10.7 million for the six-month period of fiscal 2011 was primarily from increased Automated Systems orders and to a lesser extent, higher Technology Component orders. CBU bookings decreased primarily from lower orders in the plumbing market and to a lesser extent lower orders in the mechanical market which were partially offset by orders from Bosch in the construction market and increased sales in the electrical market. Increased IBU bookings in the Americas were primarily for higher Automated Systems products and to a lesser extent, higher Technology Component products which were offset by lower CBU orders. European bookings increased primarily due to higher Automated Systems products. The increase in Asian bookings was primarily for higher orders of Technology Component products that were partially offset by lower orders for Automated Systems products.

Gross Profit — Gross profit was $11.8 million, or 40.7% of sales, in the first half of fiscal 2011, as compared to $8.7 million, or 38.7% of sales, in the first half of fiscal 2010. The increase in gross margin was primarily the result of higher IBU sales. The gross margin percentage increase reflected the mix of sales between the IBU and CBU segments. The effect of the weaker Euro in the first half of fiscal 2011 compared to 2010 decreased gross profit by approximately $800,000.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses were $7.1 million in the first half of fiscal 2011 compared to $7.6 million in the same period one year ago. The decrease of approximately $500,000 was primarily due to a decrease in CBU’s sales and marketing costs related to sales promotions and to a lesser extent reduced salary and personnel related costs. North American G&A costs also decreased primarily from lower depreciation expense. The weaker Euro in the fiscal 2011 period compared to fiscal 2010 reduced expenses by approximately $200,000.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $4.1 million for the six months ended December 31, 2010 compared to $3.3 million for the six-month period a year ago. The $807,000 increase was principally due to the use of outside contractors on the development of IBU’s new Helix™ metrology solution and to a lesser extent engineering material costs on CBU’s new product development for its new customers. IBU engineering material costs related to Helix product development also increased from a year ago.
Interest Income, net — Net interest income was $101,000 in the first half of fiscal 2011 compared with net interest income of $128,000 in the first half of fiscal 2010. The decrease was principally due to lower interest rates and to a lesser extent, lower cash and investment balances in the first half of fiscal 2011 compared to the first half of fiscal 2010.
Foreign Currency — There was a net foreign currency gain of $211,000 in the first half of fiscal 2011 compared with a gain of $175,000 a year ago and principally represents foreign currency changes related to the Yen within the respective periods.
Income Taxes — The effective tax rate for the first six months of fiscal 2011 was 31.6% compared to 34.5% in the first half of fiscal 2010. The effective tax rate in both fiscal periods primarily reflected the effect of the mix of pre-tax profit and loss among the Company’s various operating entities and their countries’ respective tax rates.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash and cash equivalents were $10.4 million at December 31, 2010, compared to $9.8 million at June 30, 2010. Cash provided from operations of $2.0 million was used to purchase additional short-term investments of $1.0 million, for capital expenditures of $591,000 and for repurchases of the Company’s common stock of $351,000. Cash also increased from proceeds received from employee and director stock purchases of $194,000 and from a $347,000 favorable foreign exchange rate change on cash and cash equivalents.
Of the $2.0 million in cash provided from operations, $1.0 million was provided from net working capital and $1.1 million was from net income of $675,000 plus the add back of non-cash items totaling $379,000. The favorable net working capital change resulted primarily from collections of receivables of $1.2 million and a favorable change in other current assets and liabilities of $1.0 million which were offset by a decrease in accounts payables of $1.2 million and increased inventory of $91,000. The favorable change in other current assets and liabilities primarily represented higher accrued liabilities and deferred revenue and to a lesser extent lower other receivables that were offset by lower accrued compensation. The decrease in accounts payable related to normal fluctuations in the timing of payments.
The Company provides a reserve for obsolescence to recognize the effects of engineering changes and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the first half of fiscal 2011, the Company increased the reserve for obsolescence by $582,000, and disposals combined with the foreign currency translation effect of the Euro decreased the reserve $212,000. The increase in the reserve primarily related to a provision for slow moving inventory and potential obsolescence in the Americas.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company increased its allowance for doubtful accounts by $54,000 and write offs netted with the foreign currency translation effect of the Euro decreased the reserve $1,000 during the first half of fiscal 2011, resulting in a net increase of $53,000.
The Company had no debt outstanding at December 31, 2010. On November 16, 2010, the Company entered into an Amended and Restated Credit Agreement (“New Credit Agreement”) with Comerica Bank which replaced the Credit Agreement dated October 24, 2002 and its thirteen amendments. The secured New Credit Agreement provides for borrowings of up to $6.0 million and expires on November 1, 2012. Proceeds under the New Credit Agreement may be used for working capital and capital expenditures. Security under the New Credit Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated currently at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during a period of time during which the Libor-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, using the interest rate established by Comerica Bank as its prime rate for its borrowers. Quarterly, the Company pays a commitment fee of 0.15% per annum on the daily unused portion of the New Credit Agreement. The New Credit Agreement prohibits the Company from paying dividends but permits the Company to repurchase up to $5.0 million of its common stock through December 31, 2011. In addition, the New Credit Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the New Credit Agreement, of not less than $36.5 million as of October 18, 2010, with a further reduction to $35.5 million on June 30, 2011, minus the aggregate amount paid by the Company to redeem its shares of its common stock during the period beginning October 18, 2010 and ending December 31, 2011. The New Credit Agreement also requires the Company to have no advances outstanding for 30 days each calendar year. At December 31, 2010, the New Credit Agreement required a Tangible Net Worth of not less than $36.7 million and supported outstanding letters of credit totaling $1.7 million.
At December 31, 2010, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 Euros (equivalent to approximately $398,000 at December 31, 2010). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 Euros of borrowings and 2.0% for borrowings over 100,000 Euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At December 31, 2010, GmbH had no borrowings outstanding. At December 31, 2010, the facility supported outstanding letters of credit totaling 62,552 Euros (equivalent to approximately $83,000).
On October 19, 2010, the Company’s Board of Directors (“Board”) approved a stock repurchase program authorizing the Company to repurchase up to $5.0 million of the Company’s Common Stock through December 31, 2011. See also, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for further information on this program. Pursuant to the authorization, the Company repurchased 69,172 shares of Common Stock at an average price of $5.03 per share during the fiscal quarter ended December 31, 2010.
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

At December 31, 2010, the Company had short-term investments totaling $11.9 million and long-term investments valued at $2.2 million. See Note 5 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, for further information on the Company’s investments and their current valuation. The market for the long-term investments is currently illiquid. Based on the Company’s current business plan, cash, cash equivalents and short-term investments of $22.4 million at December 31, 2010 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity on these long-term investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2011 cash flow requirements.
The Company expects to spend between $1.0 million and $2.0 million during fiscal year 2011 for capital equipment, although there is no binding commitment to do so. Based on the Company’s current business plan, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2011 cash flow requirements. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.
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
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There have been no material changes made to the risk factors listed in “Item 1A — Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning the Company’s repurchases of its Common Stock during the quarter ended December 31, 2010. All shares were purchased pursuant to the Company’s stock repurchase program described below.

			(c) Total Number
			of Shares	(d) Approximate
	(a) Total		Purchased as	Dollar Value of Shares
	Number of	(b) Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Program	Program
November 17-30, 2010	9,177	$5.21	9,177	$4,952,145
December 1-31, 2010	59,995	$5.00	59,995	$4,652,278

Total	69,172	$5.03	69,172	$4,652,278

On October 19, 2010, the Company’s Board of Directors (“Board”) approved a stock repurchase program authorizing the Company to repurchase up to $5.0 million of the Company’s Common Stock through December 31, 2011. The Company was authorized to buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices. The Company also announced that it had entered into a Rule 10b5-1 trading plan (“Repurchase Plan”) with Barrington Research Associates, Inc. to purchase up to $5.0 million of the Company’s Common Stock through December 31, 2011 (less the dollar amount of purchases by the Company outside the Repurchase Plan), in open market or privately negotiated transactions, in accordance with the requirements of Rule 10b-18. Pursuant to the authorization, the Company repurchased 69,172 shares of Common Stock at an average price of $5.03 per share during the fiscal quarter ended December 31, 2010.

ITEM 6.	EXHIBITS

4.20
Amended and Restated Credit Agreement, dated November 15, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on November 16, 2010.

4.21	Revolving Credit Note dated November 15, 2010, between the Company and Comerica Bank.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a — 14(b) of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc. (Registrant)
Date: February 11, 2011	By:	/S/ Harry T. Rittenour
Harry T. Rittenour
President and Chief Executive Officer

Date: February 11, 2011	By:	/S/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 11, 2011	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Controller and Chief Accounting Officer (Principal Accounting Officer)