Form 10-Q
period 2011-03-31
PERCEPTRON INC/MI
filed 2011-05-16
CIK 887226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of May 10, 2011, was:

Common Stock, $0.01 par value	8,661,447

Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2011

Page
Number

COVER	1

INDEX	2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	22

SIGNATURES	23

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
(In Thousands, Except Per Share Amount)	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$9,642	$9,789
Short-term investments	14,291	10,278
Receivables:
Billed receivables, net of allowance for doubtful accounts of $166 and $138, respectively	13,618	15,207
Unbilled receivables	580	616
Other receivables	633	916
Inventories, net of reserves of $1,783 and $1,413, respectively	7,350	6,551
Deferred taxes	2,876	2,877
Other current assets	1,348	1,288

Total current assets	50,338	47,522

Property and Equipment
Building and land	6,096	6,095
Machinery and equipment	14,119	13,057
Furniture and fixtures	870	870

	21,085	20,022
Less — Accumulated depreciation and amortization	(15,010)	(14,091)

Net property and equipment	6,075	5,931

Long-Term Investments	2,192	2,192
Deferred Tax Asset	8,477	9,008

Total Assets	$67,082	$64,653

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,494	$3,741
Accrued liabilities and expenses	3,105	2,932
Accrued compensation	890	1,222
Income taxes payable	330	98
Deferred revenue	4,436	3,184

Total current liabilities	11,255	11,177

Shareholders’ Equity
Preferred stock — no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,767 and 8,961, respectively	88	90
Accumulated other comprehensive income (loss)	746	(1,505)
Additional paid-in capital	40,538	41,717
Retained earnings	14,455	13,174

Total shareholders’ equity	55,827	53,476

Total Liabilities and Shareholders’ Equity	$67,082	$64,653

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands, Except Per Share Amounts)	2011	2010	2011	2010

Net Sales	$14,134	$13,544	$43,228	$36,108

Cost of Sales	7,671	8,550	24,927	22,378

Gross Profit	6,463	4,994	18,301	13,730

Operating Expenses
Selling, general and administrative	3,486	3,591	10,558	11,221
Engineering, research and development	2,134	1,762	6,224	5,045

Total operating expenses	5,620	5,353	16,782	16,266

Operating Income (Loss)	843	(359)	1,519	(2,536)

Other Income and (Expenses)
Interest income, net	59	48	160	176
Foreign currency gain (loss)	43	(17)	254	158
Other	—	1	—	3

Total other income	102	32	414	337

Income (Loss) Before Income Taxes	945	(327)	1,933	(2,199)

Income Tax Benefit (Expense)	(339)	196	(652)	841

Net Income (Loss)	$606	$(131)	$1,281	$(1,358)

Earnings (Loss) Per Common Share
Basic	$0.07	$(0.01)	$0.14	$(0.15)
Diluted	$0.07	$(0.01)	$0.14	$(0.15)

Weighted Average Common Shares Outstanding
Basic	8,888	8,949	8,953	8,913
Dilutive effect of stock options	177	—	165	—

Diluted	9,065	8,949	9,118	8,913

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine Months Ended
	March 31,
(In Thousands)	2011	2010

Cash Flows from Operating Activities
Net income (loss)	$1,281	$(1,358)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Depreciation and amortization	796	932
Stock compensation expense	350	409
Deferred income taxes	697	(1,049)
Disposal of assets and other	(21)	(17)
Allowance for doubtful accounts	(2)	(433)
Changes in assets and liabilities
Receivables, net	2,618	(1,532)
Inventories	(504)	1,227
Accounts payable	(1,798)	(378)
Other current assets and liabilities	933	(62)

Net cash provided from (used for) operating activities	4,350	(2,261)

Cash Flows from Financing Activities
Proceeds from stock plans	306	247
Repurchase of company stock	(1,837)	—

Net cash provided from (used for) financing activities	(1,531)	247

Cash Flows from Investing Activities
Purchases of short-term investments	(30,881)	(13,123)
Sales of short-term investments	28,198	2,486
Capital expenditures	(899)	(511)

Net cash used for investing activities	(3,582)	(11,148)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	616	(455)

Net Decrease in Cash and Cash Equivalents	(147)	(13,617)
Cash and Cash Equivalents, July 1	9,789	22,654

Cash and Cash Equivalents, December 31	$9,642	$9,037

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
The following table presents the Company’s investments at March 31, 2011 and June 30, 2010 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).

Description	March 31, 2011	Level 1	Level 2	Level 3
Short-Term Investments	$2,188	$73	$2,115	—
Long-Term Investments	$2,192	—	—	$2,192

Description	June 30, 2010	Level 1	Level 2	Level 3
Short-Term Investments	$7	$7	—	—
Long-Term Investments	$2,192	—	—	$2,192
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
5. Inventory
Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1,783,000 and $1,413,000 at March 31, 2011 and June 30, 2010 respectively, is comprised of the following (in thousands):

	March 31,	June 30,
Inventory	2011	2010
Component parts	$2,462	$1,507
Work in process	400	238
Finished goods	4,488	4,806

Total	$7,350	$6,551

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
At March 31, 2011, the Company had $12.1 million of short-term investments in time deposits.
At March 31, 2011, the Company holds long-term investments in preferred stock investments that are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company estimated that the fair market value of these investments at March 31, 2011 was $2.2 million based on limited market inputs, an independent valuation performed by an external valuation firm in March 2009, together with management’s judgment of the market. The fair market analysis considered the following key inputs, (i) the underlying structure of each security; (ii) the present value of the future principal and dividend payments if any discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of each security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.
The following table summarizes the Company’s long-term investments (in thousands):

Long-Term Investments	March 31, 2011	June 30, 2010
Cost	$6,300	$6,300
Unrealized Losses	(4,108)	(4,108)

Estimated Fair Value	$2,192	$2,192

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
At March 31, 2011 and 2010 the Company had no forward exchange contracts outstanding.
8. Comprehensive Income
Comprehensive income is defined as the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income, net of tax, for the applicable periods is as follows (in thousands):

Three Months Ended March 31,	2011	2010
Net Income (Loss)	$606	$(131)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	1,028	(969)

Total Comprehensive Income (Loss)	$1,634	$(1,100)

Nine Months Ended March 31,	2011	2010
Net Income (Loss)	$1,281	$(1,358)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	2,251	(786)

Total Comprehensive (Loss)	$3,532	$(2,144)

9. Credit Facilities
The Company had no debt outstanding at March 31, 2011 and June 30, 2010.
On November 16, 2010, the Company entered into an Amended and Restated Credit Agreement (“New Credit Agreement”) with Comerica Bank which replaced the Credit Agreement dated October 24, 2002 and its thirteen amendments. The secured New Credit Agreement provides for borrowings of up to $6.0 million and expires on November 1, 2012. Proceeds under the New Credit Agreement may be used for working capital and capital expenditures. Security under the New Credit Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated currently at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during a period of time during which the Libor-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, using the interest rate established by Comerica Bank as its prime rate for its borrowers. Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment. The New Credit Agreement prohibits the Company from paying dividends but permits the Company to repurchase up to $5.0 million of its common stock through December 31, 2011. In addition, the New Credit Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the New Credit Agreement, of not less than $36.5 million as of October 18, 2010, with a further reduction to $35.5 million on June 30, 2011, minus the aggregate amount paid by the Company to redeem its shares of its common stock during the period beginning October 18, 2010 and ending December 31, 2011. The New Credit Agreement also requires the Company to have no advances outstanding for 30 days each calendar year. At March 31, 2011, the New Credit Agreement required a Tangible Net Worth of not less than $35.5 million and supported outstanding letters of credit totaling $1.4 million.
At March 31, 2011, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 euros (equivalent to approximately $423,000). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 euros of borrowings and 2.0% for borrowings over 100,000 euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2011, GmbH had no borrowings outstanding. At March 31, 2011, the facility supported outstanding letters of credit totaling 62,552 euros (equivalent to approximately $88,000).
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
The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $113,000 and $350,000 in the three and nine months ended March 31, 2011, respectively. The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $108,000 and $409,000 in the three and nine months ended March 31, 2010, respectively. As of March 31, 2011, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $314,000. The Company expects to recognize this cost over a weighted average vesting period of 1.28 years.

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
Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, except as otherwise specified in the 2004 Stock Incentive Plan. As of March 31, 2010, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. All options outstanding under the 1992 and Directors Plans are vested and expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.
The Company did not grant any stock options during the three and nine months ended March 31, 2011.
The estimated fair value as of the date options were granted during the three and nine month periods ended March 31 2010, using the Black-Scholes option-pricing model, was as follows:

	Three Months	Nine Months
	Ended	Ended
	3/31/2010	3/31/2010
Weighted Average Estimated Fair Value Per Share of Options Granted During the Period	—	$1.38
Assumptions:
Amortized Dividend Yield	—	—
Common Stock Price Volatility	—	47.35%
Risk Free Rate of Return	—	2.38%
Expected Option Term (in years)	—	5
The Company received approximately $48,000 and $161,000, respectively, in cash from option exercises under all share-based payment arrangements for the three and nine months ended March 31, 2011.
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
Options to purchase 794,000 and 931,000 shares of common stock outstanding in the three months ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 813,000 and 973,000 shares of common stock outstanding in the nine months ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

12. Commitments and Contingencies
Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $6.9 million using a March 31, 2011 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. Discovery is complete in this matter and the parties are awaiting a trial date. The Company intends to vigorously defend against GDS’ claims.
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
13. Segment Information
The Company’s reportable segments are strategic business units that have separate management teams focused on different marketing strategies. The Industrial Business Unit (“IBU”) segment markets its products primarily to industrial companies directly or through manufacturing line builders, system integrators, original equipment manufacturers (“OEMs”) and value-added resellers (“VARs”). Products sold by IBU include Automated Systems products consisting of AutoGauge®, AutoGauge® Plus, AutoFit®, AutoScan®, and AutoGuide® that are primarily custom-configured systems typically purchased for installation in connection with new automotive model retooling programs, value added services that are primarily related to Automated Systems products, and Technology Components consisting of ScanWorks®, ScanWorks®xyz, Toolkit, WheelWorks® and Multi-line Sensor products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment markets. The Commercial Products Business Unit (“CBU”) segment products are designed for sale to professional tradesmen in the commercial market and are sold to and distributed through strategic partners.

The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance based on operating income, excluding unusual items. Company-wide costs are allocated between segments based on revenues and/or labor as deemed appropriate.

		Commercial
	Industrial	Products Business
Reportable Segments ($000)	Business Unit	Unit	Consolidated
Three months ended March 31, 2011
Net sales	$11,587	$2,547	$14,134
Operating income (loss)	1,307	(464)	843
Assets	50,545	16,537	67,082
Accumulated depreciation and amortization	14,388	622	15,010

Three months ended March 31, 2010
Net sales	$10,218	$3,326	$13,544
Operating income (loss)	448	(807)	(359)
Assets	37,431	24,698	62,129
Accumulated depreciation and amortization	13,689	784	14,473

		Commercial
	Industrial	Products Business
Reportable Segments ($000)	Business Unit	Unit	Consolidated
Nine months ended March 31, 2011
Net sales	$36,684	$6,544	$43,228
Operating income (loss)	3,541	(2,022)	1,519
Assets	50,326	16,756	67,082
Accumulated depreciation and amortization	14,388	622	15,010

Nine months ended March 31, 2010
Net sales	$28,172	$7,936	$36,108
Operating loss	(97)	(2,439)	(2,536)
Assets	39,273	22,856	62,129
Accumulated depreciation and amortization	13,725	748	14,473
14. Subsequent Events
The Company has evaluated subsequent events through the date that the consolidated financial statements were issued. No events have taken place that meet the definition of a subsequent event that requires disclosure in this filing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT
We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2011, fiscal 2012 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2011 and future cash flow requirements. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10K for fiscal year 2010. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s Industrial Business Unit segment products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s Industrial Business Unit segment products have shorter lead times than other components and are required later in the process, orders for the Company’s Industrial Business Unit segment products tend to be given later in the integration process. The Company’s Commercial Products Business Unit segment products are subject to the timing of firm orders from its customers, which may change on a monthly basis. In addition, because the Company’s Commercial Products Business Unit segment products require short lead times from firm order to delivery, the Company purchases long lead time components before firm orders are in hand. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products, expand into new geographic markets and successfully negotiate new sales or supply agreements with new customers. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. dollars and euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.
OVERVIEW
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact measurement and inspection solutions for industrial and commercial applications. The Company has two operating segments, the IBU and the CBU. The IBU’s non-contact measurement solutions are further segmented into Automated Systems and Technology Components. Automated Systems products consist of a number of complete metrology solutions for industrial process control — AutoGauge®, AutoGauge® Plus, AutoFit®, AutoScan®, and AutoGuide® - that are primarily used by the Company’s customers to improve product quality, shorten product launch cycles, reduce overall manufacturing costs, and manage complex manufacturing processes. Technology Components products include ScanWorks®, ScanWorks®xyz, Toolkit, WheelWorks® and Multi-line Sensor products that target the digitizing, reverse engineering, inspection and original equipment manufacturers (“OEMs”) wheel alignment markets. Additionally, the IBU provides a number of Value Added Services that are primarily related to the Automated Systems line of products. The largest market served by IBU is the automotive market.

The products of the CBU segment are designed for sale to professional tradesmen in four specific strategic commercial markets. These products are sold to and distributed through leading strategic partners in each of these markets. The four strategic market verticals include the electrical, mechanical, plumbing, and construction markets. All CBU sales are recorded in the Americas.
In the IBU segment, new vehicle tooling programs represent the most important selling opportunity for the Company’s automotive-related sales. The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans. The existing installed base of Automated Systems products provides a continuous revenue stream in the form of system additions, upgrades and modifications, and Value Added Services such as customer training and service. Opportunities for Technology Component products include the expansion of the ScanWorks® reseller channel as well as new OEM customers for WheelWorks®. The recently released multi-line WheelWorks® sensor provides a more scalable and flexible solution for OEM manufacturers of production wheel alignment systems. Furthermore, the ScanWorks®xyz product opens up a new market opportunity by allowing customers to add scanning capability to their existing coordinate measuring machines.
In October 2010, the Company’s IBU segment announced the groundbreaking Helix™ 3D Metrology Solution. Helix™ is an innovative and versatile 3D metrology platform that enables manufacturers to perform their most challenging measurement tasks with unparalleled ease and precision. It combines more than 25 years of laser-triangulation and 3D metrology experience with recent technological advances to create the most unique and powerful solution in the market. Helix™ solutions offer the world’s only sensors with Intelligent Illumination™, a patent-pending breakthrough that allows users to control virtually every aspect of the sensor’s calibrated light source. By customizing the quantity, density, and orientation of the sensor’s laser lines through a simple user interface, image acquisition is optimized on a feature-by-feature basis. The user can configure tightly spaced laser lines for small, complex features, increase the number of laser lines to robustly measure challenging materials, and alter the orientation of the laser lines to accommodate the differences between multiple parts manufactured on the same assembly line. Currently, Helix beta system testing is being done with automotive customers.
In April 2011, the Company’s CBU segment announced that its customer, Rothenberger Werkzeuge GmbH of Kelkheim, Germany (“Rothenberger”), launched two new products that utilize the modular Roscope 1000™ handheld inspection device at the 2011 ISH Trade Fair in Frankfurt Germany. The first product is a “new” 16 meter Imager Reel 25/16, and the second product is the “new” ROLOC Plus Line Detector, that is used to detect and locate the exact position of the sonde transmitter on the 25/16 imager cable. These new products are built on the modular platform of the Roscope 1000™, and provide the plumbing technician with a comprehensive means of diagnosis in the field, at an extremely competitive system price. Both work in conjunction with the Roscope 1000™, the handheld inspection device launched with Rothenberger last year. The 16 meter Imager Reel reflects a refined mechanical design and adjusted imager length based on direct feedback from tradespeople in the field. It also supports an integrated transmitting sonde device.
In April 2011, the Company’s partner in the Construction vertical, Bosch, made available the Perceptron designed and developed PS90 and PS91 products. These products offer best in class image quality, and maximum flexibility with a market leading imager head design. These products are available in both commercial retail outlets, as well as a wide variety of online stores. During the third quarter of fiscal 2011 these Bosch products were shipped to both North American and European markets.
IBU sales in the third quarter of fiscal 2011 were $11.6 million and improved by $1.4 million, or 13.7%, over sales in the third quarter of fiscal 2010. This improvement was primarily due to increased Technology Components products sales.

CBU had sales of $2.5 million in the third quarter of fiscal 2011, which decreased $800,000, or 24.2%, from sales in the third quarter of fiscal 2010. Sales in CBU have been lower in recent quarters reflecting the transition that has occurred from fiscal 2010. In fiscal 2010, sales were to one established partner and “last time buys” to a second discontinued partner. In fiscal 2011 the Company has sales from one established partner and is in the startup stage with three new partners.
The Company’s financial base remains strong with no debt and approximately $23.9 million of cash and short-term investments at March 31, 2011 to support growth plans. The Company is currently focused on the successful production and release of its expanded line of commercial inspection products, the launch of its new Helix™ 3D Metrology Solution and continued growth in new geographic markets, principally in Asia.
Outlook — The high level of bookings experienced in the IBU segment during the third quarter resulted in an IBU backlog of $25.7 million at March 31, 2011. This backlog is the highest level IBU has had in over a decade.
In the CBU segment, while CBU did not compare favorably with the third quarter of last year, it has showed progress in its quarter over quarter bookings and backlog for the past two quarters. CBU expects to have a small shipment of its first product in the electrical market in the fourth quarter of this fiscal year. In addition, two new products in the plumbing market will begin shipping either in the fourth quarter of this fiscal year or in the first quarter of fiscal 2012.
In the fourth quarter of fiscal 2011 the Company anticipates total revenue to be at a similar level to the first quarter of fiscal 2011. The Company also expects profits from operations in fiscal 2011 and in fiscal 2012, with revenue growth of about 10% in fiscal 2012.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Overview — For the third quarter of fiscal 2011, the Company reported net income of $606,000 or $0.07 per diluted share, compared to a net loss of $131,000, or $0.01 per diluted share for the third quarter of fiscal 2010. Specific line item results are described below.
Sales — Net sales in the third quarter of fiscal 2011 were $14.1 million, compared to $13.5 million for the quarter ended March 31, 2010. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

	Third		Third
Sales (by segment)	Quarter		Quarter
(in millions)	2011		2010		Increase/(Decrease)
Industrial Business Unit	$11.6	82.3%	$10.2	75.6%	$1.4	13.7%
Commercial Products Business Unit	2.5	17.7%	3.3	24.4%	(0.8)	(24.2)%

Totals	$14.1	100.0%	$13.5	100.0%	$0.6	4.4%

	Third		Third
Sales (by location)	Quarter		Quarter
(in millions)	2011		2010		Increase/(Decrease)
Americas	$8.2	58.2%	$6.2	45.9%	$2.0	32.3%
Europe	4.4	31.2%	5.6	41.5%	(1.2)	(21.4)%
Asia	1.5	10.6%	1.7	12.6%	(0.2)	(11.8)%

Totals	$14.1	100.0%	$13.5	100.0%	$0.6	4.4%

Sales in the IBU segment increased $1.4 million, primarily due to increased sales of Technology Components product sales. Sales in the CBU segment decreased by approximately $800,000 primarily due to lower sales in the plumbing market, partially offset by initial sales in the construction market. The increase in sales in the Americas reflected an increase in Automated System sales in the IBU segment offset by lower sales in the commercial products segment. Sales in Europe were down $1.2 million primarily due to lower Automated System sales. Sales in Asia were approximately $200,000 lower primarily due to lower IBU sales of Automated Systems products.
Bookings — Bookings represent new orders received from customers. The Company had new order bookings during the quarter of $18.0 million compared to $14.6 million for the third quarter ended March 31, 2010. It should be noted that the Company’s level of new orders fluctuates from quarter to quarter and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

	Third		Third
Bookings (by segment)	Quarter		Quarter
(in millions)	2011		2010		Increase/(Decrease)
Industrial Business Unit	$14.8	82.2%	$9.4	64.4%	$5.4	57.4%
Commercial Products Business Unit	3.2	17.8%	5.2	36.6%	(2.0)	(38.5)%

Totals	$18.0	100.0%	$14.6	100.0%	$3.4	23.3%

	Third		Third
Bookings (by location)	Quarter		Quarter
(in millions)	2011		2010		Increase/(Decrease)
Americas	$11.1	61.7%	$9.8	67.1%	$1.3	13.3%
Europe	4.3	23.9%	3.5	24.0%	0.8	22.9%
Asia	2.6	14.4%	1.3	8.9%	1.3	100.0%

Totals	$18.0	100.0%	$14.6	100.0%	$3.4	23.3%

IBU bookings increased $5.4 million primarily as a result of higher bookings of Automated Systems products. CBU bookings decreased $2.0 million primarily due to declines in orders in the plumbing and mechanics markets, partially offset by an increase in orders in the construction market. In the third quarter of fiscal year 2010 CBU bookings included significant orders from a discontinued customer at discounted margins. The increase in bookings in all three geographic locations was primarily the result of increased IBU bookings for Automated Systems products.
Backlog — Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $27.9 million as of March 31, 2011 compared with $20.5 million as of March 31, 2010. It should be noted that the level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The following tables set forth comparison data for the Company’s backlog by segment and geographic location.

	Third		Third
Backlog (by segment)	Quarter		Quarter
(in millions)	2011		2010		Increase/(Decrease)
Industrial Business Unit	$25.7	92.1%	$16.8	82.0%	$8.9	53.0%
Commercial Products Business Unit	2.2	7.9%	3.7	18.0%	(1.5)	(40.5)%

Totals	$27.9	100.0%	$20.5	100.0%	$7.4	36.1%

	Third		Third
Backlog (by location)	Quarter		Quarter
(in millions)	2011		2010		Increase/(Decrease)
Americas	$13.3	47.5%	$9.9	48.3%	$3.4	34.3%
Europe	9.3	33.2%	6.9	33.7%	2.4	34.8%
Asia	5.3	19.3%	3.7	18.0%	1.6	43.2%

Totals	$27.9	100.0%	$20.5	100.0%	$7.4	36.1%

IBU backlog increased $8.9 million, primarily in Automated Systems orders. IBU’s backlog of $25.7 million at March 31, 2011 is the highest in over 10 years. CBU backlog decreased $1.5 million primarily due to a reduction in the level of new orders in the plumbing market. The increase in all three geographic locations related to an increase in Automated Systems orders.
Gross Profit — Gross profit was $6.5 million, or 45.7% of sales, in the third quarter of fiscal 2011, as compared to $5.0 million, or 36.9% of sales, in the third quarter of fiscal 2010. The gross margin percentage increased in both business units compared to the same quarter last year. IBU’s margin percentage improved on both material and labor content while CBU’s improvement occurred principally because sales last year were at discounted margins to reduce its inventory with a discontinued customer.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses decreased $105,000 to $3.5 million compared to $3.6 million in the quarter ended March 31, 2010. The decrease was primarily due to lower sales and marketing expenses in Europe compared to the fiscal 2010 quarter.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $2.1 million in the quarter ended March 31, 2011 compared to $1.8 million in the third quarter a year ago. The $372,000 increase was primarily due to an increase in salary and employee related costs in IBU and higher contractor costs in IBU and CBU, partially offsetting these higher costs were lower salary and related costs in CBU.
Interest Income, net — Net interest income was $59,000 in the third quarter of fiscal 2011 compared with net interest income of $48,000 in the third quarter of fiscal 2010. The increase of $11,000 was related to higher average cash and investment balances and higher interest rates compared to one year ago.
Foreign Currency — There was a net foreign currency gain of $43,000 in the fiscal 2011 quarter compared with a loss of $17,000 a year ago and represents foreign currency changes, primarily related to the euro and to a lesser extent the Yen within the respective periods.
Income Taxes — The effective tax rate for the third quarter of fiscal 2011 was 35.9% compared to 59.9% in the third quarter of fiscal 2010. The effective tax rate in both 2011 and 2010 primarily reflects the effect of the mix of pre-tax profit and loss among the Company’s various operating entities and their countries’ respective tax rates. The effective tax rate in the United States was 31.9% on pretax income in fiscal 2011 and 31.9% on a pretax loss in 2010. The foreign subsidiaries combined effective tax rate was 29.7% and 20.0% on a combined pretax loss in fiscal 2011 and combined pretax income in 2010, respectively.
Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010
Overview — The Company reported net income of $1.3 million, or $0.14 per diluted share, for the first nine months of fiscal 2011, compared with a net loss of $1.4 million, or $0.15 per diluted share for the nine months ended March 31, 2010. Specific line item results are described below.

Sales — Net sales in the first nine months of fiscal 2011 were $43.2 million, compared to $36.1 million for the nine months ended March 31, 2010. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

Sales (by segment)	Nine Months		Nine Months
(in millions)	Ended 3/31/11		Ended 3/31/10		Increase/(Decrease)
Industrial Business Unit	$36.7	85.0%	$28.2	78.1%	$8.5	30.1%
Commercial Products Business Unit	6.5	15.0%	7.9	21.9%	(1.4)	(17.7)%

Totals	$43.2	100.0%	$36.1	100.0%	$7.1	19.7%

Sales (by location)	Nine Months		Nine Months
(in millions)	Ended 3/31/11		Ended 3/31/10		Increase/(Decrease)
Americas	$20.9	48.4%	$16.7	46.3%	$4.2	25.1%
Europe	16.8	38.9%	16.5	45.7%	0.3	1.8%
Asia	5.5	12.7%	2.9	8.0%	2.6	89.7%

Totals	$43.2	100.0%	$36.1	100.0%	$7.1	19.7%

Sales in the IBU segment increased $8.5 million due to higher sales in Technology Components products and, to a lesser extent, Automated Systems products. Sales in the CBU segment decreased by $1.4 million primarily due to lower sales in the plumbing market that were partially offset by initial sales in the general construction market. Total sales in the Americas increased by $4.2 million due entirely to IBU, which had increased sales in Automated Systems products and, to a lesser extent, higher Technology Components products. Total sales in Europe increased in Technology Components products, but were offset by the decrease in Automated Systems products. Year-to-date sales in Europe were relatively flat in U.S. dollars, but increased in euros by approximately €1.0 million. The euro was weaker on average against the dollar for the first nine months of fiscal year 2011 compared to the nine months ending March 31, 2010 and had the effect of reducing European sales in dollars by approximately $1.2 million. Sales in Asia increased to $5.5 million from $2.9 million primarily all in Automated Systems.
Bookings — Bookings represent new orders received from customers. New order bookings for the nine months ended March 31, 2011 were $51.2 million compared to $39.1 million for the same period one year ago. It should be noted that historically, the Company’s level of new orders has varied from period to period and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

Bookings (by segment)	Nine Months		Nine Months
(in millions)	Ended 3/31/11		Ended 3/31/10		Increase/(Decrease)
Industrial Business Unit	$45.6	89.1%	$29.4	75.2%	$16.2	55.1%
Commercial Products Business Unit	5.6	10.9%	9.7	24.8%	(4.1)	(42.3)%

Totals	$51.2	100.0%	$39.1	100.0%	$12.1	30.9%

Bookings (by location)	Nine Months		Nine Months
(in millions)	Ended 3/31/10		Ended 3/31/09		Increase/(Decrease)
Americas	$25.6	50.0%	$20.9	53.4%	$4.7	22.5%
Europe	18.0	35.2%	12.3	31.5%	5.7	46.3%
Asia	7.6	14.8%	5.9	15.1%	1.7	28.8%

Totals	$51.2	100.0%	$39.1	100.0%	$12.1	30.9%

The increase in IBU bookings of $16.2 million for the nine-month period of fiscal 2011 related primarily to an increased number of orders for Automated Systems products and, to a lesser extent, higher Technology Components products. CBU bookings decreased by $4.1 million primarily due to lower bookings in the plumbing market and, to a lesser extent, lower bookings in the mechanics market. Americas and Europe bookings increased primarily due to higher Automated Systems products and, to a lesser extent, Technology Components products. The increase in Asian bookings was primarily for Technology Components products.

Gross Profit — Gross profit was $18.3 million, or 42.3% of sales, in the nine months ended March 31, 2011, as compared to $13.7 million, or 38% of sales, in the comparable period of fiscal 2010. The increase in gross profit was primarily due to higher sales in IBU at higher gross profit percentages compared to fiscal year 2010. CBU had a significantly higher gross profit percentage compared to last year and contributed more gross profit dollars on lower sales than fiscal year 2010 because sales last year were at discounted margins to reduce inventory with a discontinued customer. The increase in the gross profit percentage reflected improvements in margins in both business units, as well as the change in the mix of sales between IBU and CBU. The effect of the lower euro against the dollar in the first nine months of fiscal 2011, compared to the prior year, decreased gross profit by approximately $800,000.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses were $10.6 million for the nine months ended March 31, 2011 compared to $11.2 million in the same period one year ago. The decrease of approximately $663,000 was primarily due to decreases in both IBU’s and CBU’s sales and marketing costs and a reduction in depreciation expense, partially offset by an increase in G&A costs in subsidiary locations.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $6.2 million for the nine months ended March 31, 2011 compared to $5.0 million for the nine-month period a year ago. The $1.2 million increase was primarily due to the use of outside contractors on the development of IBU’s new Helix™ metrology solution throughout fiscal 2011 compared to the cost only beginning in the third quarter last year, higher other outside contractors costs in CBU and spending on engineering material costs for new product development.
Interest Income, net — Net interest income was $160,000 in the nine months ended March 31, 2011 compared with net interest income of $176,000 in the nine months ended March 31, 2010. The decrease was principally due to lower interest rates on average, and to a lesser extent, lower cash and investment balances in the fiscal 2011 nine-month period compared to the same period in fiscal 2010.
Foreign Currency — There was a net foreign currency gain of $254,000 in the fiscal nine-month period compared with a net gain of $158,000 a year ago and represents foreign currency changes, particularly related to the Real, Yen and euro within the respective periods.
Income Taxes — The effective tax rate for the first nine months of fiscal 2011 was 33.7% compared to 38.2% in the first nine months of fiscal 2010. The effective tax rate in both 2011 and 2010 periods primarily reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their countries’ respective tax rates. The effective tax rate in the United States was 31.9% on pretax income in the fiscal 2011 period and 33.2% on a pretax loss in the fiscal 2010 period. The foreign subsidiaries combined effective tax rate was 34.9% and 27.9% on combined pretax income in fiscal 2011 and 2010, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash and cash equivalents were $9.6 million at March 31, 2011, compared to $9.8 million at June 30, 2010. Cash provided from operations of $4.4 million was used to purchase additional short-term investments of $2.7 million, for capital expenditures of $899,000 and for repurchases of the Company’s common stock of $1.8 million. Cash also increased from proceeds received from employee and director stock purchases of $306,000 and from a $616,000 favorable foreign exchange rate change on cash and cash equivalents.
Of the $4.4 million in cash provided from operations, $1.3 million was provided from net working capital and $3.1 million was from net income of $1.3 million plus the add back of non-cash items totaling $1.8 million. The favorable net working capital change resulted primarily from collections of receivables of $2.6 million and a favorable change in other current assets and liabilities of $933,000 which were offset by a decrease in accounts payable of $1.8 million and increased inventory of $504,000. The favorable change in other current assets and liabilities primarily represented higher accrued liabilities and deferred revenue and to a lesser extent lower prepaid expenses that were offset by lower accrued compensation. The decrease in accounts payable related to normal fluctuations in the timing of payments.

The Company provides a reserve for obsolescence to recognize the effects of engineering changes and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the nine months ended March 31, 2011, the Company increased the reserve for obsolescence by $633,000, and disposals combined with the foreign currency translation effect of the euro decreased the reserve $263,000. The net $370,000 increase in the reserve primarily related to a provision for potential obsolescence in the IBU segment.
The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company increased its allowance for doubtful accounts by $170,000 and write offs netted with the foreign currency translation effect of the euro decreased the reserve $142,000 during the nine months ended March 31, 2011, resulting in a net increase of $28,000.
The Company had no debt outstanding at March 31, 2011. On November 16, 2010, the Company entered into an Amended and Restated Credit Agreement (“New Credit Agreement”) with Comerica Bank which replaced the Credit Agreement dated October 24, 2002 and its thirteen amendments. The secured New Credit Agreement provides for borrowings of up to $6.0 million and expires on November 1, 2012. Proceeds under the New Credit Agreement may be used for working capital and capital expenditures. Security under the New Credit Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated currently at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during a period of time during which the Libor-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, using the interest rate established by Comerica Bank as its prime rate for its borrowers. Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment. The New Credit Agreement prohibits the Company from paying dividends but permits the Company to repurchase up to $5.0 million of its common stock through December 31, 2011. In addition, the New Credit Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the New Credit Agreement, of not less than $36.5 million as of October 18, 2010, with a further reduction to $35.5 million on June 30, 2011, minus the aggregate amount paid by the Company to redeem its shares of its common stock during the period beginning October 18, 2010 and ending December 31, 2011. The New Credit Agreement also requires the Company to have no advances outstanding for 30 days each calendar year. At March 31, 2011, the New Credit Agreement required a Tangible Net Worth of not less than $35.5 million and supported outstanding letters of credit totaling $1.4 million.
At March 31, 2011, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 euros (equivalent to approximately $423,000 at March 31, 2011). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 euros of borrowings and 2.0% for borrowings over 100,000 euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2011, GmbH had no borrowings outstanding. At March 31, 2011, the facility supported outstanding letters of credit totaling 62,552 euros (equivalent to approximately $88,000).
On October 19, 2010, the Company’s Board of Directors (“Board”) approved a stock repurchase program authorizing the Company to repurchase up to $5.0 million of the Company’s Common Stock through December 31, 2011. See also, Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for further information on this program. Pursuant to the authorization, the Company has repurchased 306,225 shares of Common Stock at an average price of $5.95 per share during the nine months ended March 31, 2011 for total cash of $1,837,000 which includes commissions and fees.

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
At March 31, 2011, the Company had short-term investments totaling $14.3 million and long-term investments valued at $2.2 million. See Note 6 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, for further information on the Company’s investments and their current valuation. The market for the long-term investments is currently illiquid. Based on the Company’s current business plan, cash, cash equivalents and short-term investments of $23.9 million at March 31, 2011 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity on these long-term investments will affect the Company’s ability to operate or fund its currently anticipated fiscal 2011 and 2012 cash flow requirements.
The Company expects to spend between $1.2 million and $1.7 million during fiscal year 2011 for capital equipment, although there is no binding commitment to do so. Based on the Company’s current business plan, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2011 and 2012 cash flow requirements. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact
CRITICAL ACCOUNTING POLICIES
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
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There have been no material changes made to the risk factors listed in “Item 1A — Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning the Company’s repurchases of its Common Stock during the quarter ended March 31, 2011. All shares were purchased pursuant to the Company’s stock repurchase program described below.

			(c) Total Number
			of Shares	(d) Approximate
	(a) Total		Purchased as	Dollar Value of Shares
	Number of	(b) Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Program	Program
January 1-31, 2011	62,042	$5.19	62,042	$4,330,414
February 1-28, 2011	74,870	$6.61	74,870	$3,835,171
March 1-31, 2011	100,141	$6.55	100,141	$3,178,933

Total	237,053	$6.21	237,053	$3,178,933

On October 19, 2010, the Company’s Board of Directors (“Board”) approved a stock repurchase program authorizing the Company to repurchase up to $5.0 million of the Company’s Common Stock through December 31, 2011. The Company was authorized to buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time. The Company also announced that it had entered into a Rule 10b5-1 trading plan (“Repurchase Plan”) with Barrington Research Associates, Inc. to purchase up to $5.0 million of the Company’s Common Stock through December 31, 2011 (less the dollar amount of purchases by the Company outside the Repurchase Plan), in open market or privately negotiated transactions, in accordance with the requirements of Rule 10b-18. Pursuant to the authorization, the Company repurchased 306,225 shares of Common Stock at an average price of $5.95 per share during the nine months ended March 31, 2011.

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

Perceptron, Inc. (Registrant)
Date: May 13, 2011	By:	/S/ Harry T. Rittenour
Harry T. Rittenour
President and Chief Executive Officer

Date: May 13, 2011	By:	/S/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 13, 2011	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Controller and Chief Accounting Officer (Principal Accounting Officer)