Form 10-K
period 2011-06-30
PERCEPTRON INC/MI
filed 2011-09-26
CIK 887226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held as of the registrant’s most recently completed second fiscal quarter by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2010, as reported by the NASDAQ Global Market, was approximately $42,300,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).
The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 20, 2011, was 8,474,244.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:

Proxy Statement for 2011
Annual Meeting of Shareholders	Part III, Items 10-14

PART I

ITEM 1:	BUSINESS
General
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact measurement and inspection solutions for industrial and commercial applications. The Company has two business units, the Industrial Business Unit (“IBU”) and the Commercial Products Business Unit (“CBU”). IBU products provide solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement, scanning and inspection applications. These products are used by the Company’s customers throughout the world to help manage their complex manufacturing processes to improve quality, shorten product launch times, reduce overall manufacturing costs and for digitizing and reverse engineering. CBU products are designed for sale to professional tradesmen in four strategic commercial markets. These products are sold to and distributed through leading strategic partners in each of these markets. The four strategic markets are the electrical, mechanical, plumbing, and construction markets. The Company services multiple markets, with the largest being the automotive industry serviced by IBU. The Company’s primary operations are in North America, Europe and Asia.
Industrial Business Unit
The Industrial Business Unit’s products are categorized as follows:
Automated Systems products. Sales of these products involved the development, manufacture, and installation of:
•	Laser-based, non-contact dimensional gauging systems used in automotive assembly plants and tier-1 automotive manufacturers; and
•	Laser-based, non-contact systems that guide robots in a variety of automated assembly applications.
Technology Components products. Perceptron develops, manufactures and markets laser-based sensors and software used:
•	As the critical sensing component on automotive assembly plant wheel-alignment machines,
•	As the critical component for 3-dimensional scanning on coordinate measurement machines (“CMM”) for the reverse engineering and inspection markets; and
•	As the critical component for 3-dimensional scanning on portable coordinate measurement machines for the reverse engineering and inspection markets.
Value Added Services. Perceptron also offers the following value added services:
•	Training
•	Field Service
•	Launch Support Services
•	Consulting Services
•	Maintenance Agreements
•	Repairs; and
•	Software Tools
Commercial Products Business Unit
CBU leverages the Company’s expertise in electronics, optics and image processing to provide a range of optical inspection and location equipment and accessories for professional tradesmen and DIY enthusiasts. The products are marketed and distributed through the following brand leaders in each of their market segments:
•	Mechanical : Snap-on Logistics Company (“Snap-on”)
•	Construction and DIY : Bosch Power Tools and Accessories (“Bosch”)
•	Plumbing : Rothenberger Werkzeuge GmbH (“Rothenberger”)
•	Electrical : Greenlee Textron Inc. (“Greenlee”)
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
Products and Applications
INDUSTRIAL BUSINESS UNIT (“IBU”)
Automated Systems
All of the Automated Systems products are based on Perceptron’s flexible and powerful Vector software platform. Automated Systems products in fiscal 2011, 2010, and 2009 represented 58%, 57% and 43% of total sales, respectively.
AutoGauge®: These systems are used in the assembly and fabrication plants of many of the world’s leading automotive manufacturers to contain, correct and control the quality of complex assemblies. AutoGauge® systems are placed directly in the manufacturing line or near the line to automatically measure critical dimensional characteristics of parts using non-contact, laser triangulation sensors. AutoGauge® can be installed as a “multi-sensor system” with fixed-mounted sensors, as a “robotic system” utilizing only robot-mounted sensors, or as a “hybrid system” involving both fixed-mounted sensors and robot-mounted sensors. This ability provides manufacturers with the flexibility to measure multiple part types on a single manufacturing line while maintaining high-speed production rates.
AutoGauge® Plus: This product offers inline freeform surface scanning and discrete feature measurement in one solution. Users of AutoGauge® Plus can create a fully-customized gauging solution that automatically converts from collecting precise, discrete measurements to capturing complete 3D point clouds. AutoGauge® Plus delivers both speed of in-line measurement and the data density of automated scanning.
AutoFit®: These systems are used in automotive manufacturing plants to contain, correct and control the fit of exterior body panels. The system automatically measures, records and displays the gap and flushness of parts most visible to the automobile consumer such as gaps between front and rear doors, hoods and fenders, and deck lids and rear quarter panels. The Company’s laser triangulation sensors have been enhanced to enable gap and flushness to be measured in multiple parts of the manufacturing process: in the body shop during assembly of non-painted vehicles, and in the final assembly area after the vehicle has been painted. AutoFit® has the ability to measure vehicles while in motion along the assembly line or in a stationary position.
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
AutoGuide®: These robot guidance systems were developed in response to the increasing use of robots for flexible, automated assembly applications. These systems utilize Perceptron sensors and measurement technology to improve the performance of robotic assembly operations. AutoGuide® systems calculate the difference between theoretical and actual relationships of a robot and the part being assembled and send compensation data, in six degrees of freedom, to the robot. Robotic applications supported by AutoGuide® include windshield insertion, roof loading, hinge mounting, door attachment, sealant application and many others.
Technology Components
Technology Components products in fiscal 2011, 2010, and 2009 represented 21%, 14% and 13% of total sales, respectively.
ScanWorks®: The Company provides ScanWorks® products to a variety of markets through third party original equipment manufacturers (“OEMs”) and value-added resellers (“VARs”). These products target the digitizing, reverse engineering, and inspection markets. ScanWorks® is a hardware/software component set that allows customers to add digitizing capabilities to their machines or systems. The use of the ScanWorks® software and the Contour Probe® sensor enables technicians to collect, display, manipulate and export large sets of “point cloud data” from optical tracking devices, portable CMMs or CMMs. The majority of ScanWorks® sales occur outside of the automotive industry.

ScanWorks®xyz: This product is a 3D scanning solution designed for retrofitting 3-axis machines. It features all of the components required to add non-contact scanning capability to 1-, 2- or 3-axis CMMs, computer numerical controls, and layout machines in a cost-effective manner. The retrofitting of these machines with ScanWorks®xyz allows end users to repurpose their existing equipment and increase their throughput by scanning more parts in less time.
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
Value Added Services
Value Added Services: Value Added Services sales in fiscal 2011, 2010, and 2009 represented 7%, 6% and 6% of total sales, respectively. Value Added Services include training, field service, launch support services, consulting services, maintenance agreements, repairs, and software tools.
COMMERCIAL PRODUCTS BUSINESS UNIT (“CBU”)
Commercial Products: The Company designs and manufactures a family of products and accessories designed for professional tradesmen that are distributed and sold through strategic partners under their own brand names. These products leverage the Company’s strong technical expertise in electronics, optics, and image processing. CBU sales in fiscal 2011, 2010 and 2009 represented 14%, 23% and 38% of total sales, respectively.
Mechanics market: Snap-on is the Company’s partner for the mechanics market. The Company manufactures the following products sold under the Snap-on brand:
•	The BK5500 Visual Inspection Device is a live video scope for use in inspection of small openings in automobiles, trucks and many other applications.
•	The BK5500A is a version of the BK5500 product, offering the product in a variety of colors and offering a cost competitive entry product for the automotive technician.
•
The BK5500W adds wireless capability to the BK5500 line, a larger viewing screen and greater flexibility and maneuverability for mechanics and technicians by allowing them to perform their work up to 30 feet from the handheld unit.

•
The BK6000 provides additional capabilities to the BK5500 line by allowing users to capture digital photos and live video on a SD card or a transfer of the images through a USB connection to a computer.

The Company also manufactures accessories for Snap-on:
•	The Digital Video Recorder has the capability to record and store images for users of the BK5500 product.
•	A 5.5 millimeter imager allows mechanics to see into diesel injector ports and glow plugs.
Snap-on’s distribution is principally through their network of franchisee trucks as well as their industrial distribution networks in the United States, Canada, Europe and Asia.
Plumbing market: Rothenberger is the Company’s partner in the plumbing market. The Company manufactures the following products sold under the Rothenberger brand:
•
The Roscope® 1000 is the core product in a complete suite of plumbing diagnostic equipment produced by the Company for Rothenberger. The Roscope® 1000 is a handheld inspection device that displays live color video, utilizes patented Up is Up™ visualization technology and has backward compatibility to other Rothenberger imagers.

•
Rothenberger Module 25/16 is a 16 meter imager system incorporating patented Up is Up™ visualization technology and a built-in SONDE transmitter. The Module 25/16 connects to the Roscope® 1000. This imager can also be used with the Rothenberger Line Detector to locate an underground pipe position.

•
Rothenberger Module Roloc Plus is a line detector accessory that connects to the Roscope® 1000 creating a tool to locate pipes and cables buried underground. The Roloc Plus works in conjunction with the Module 25/16 to provide a complete plumbing diagnostic and location system.

•	The Roscope® 500 is a handheld inspection device that connects to a 1.2 meter flexible imager and is sold primarily in the North American market.

Rothenberger’s distribution is through their network of sales channels in Europe, the United States, Canada, Asia and South Africa.
During fiscal 2010, the Company transitioned from its previous partner, Ridge Tool Company, to Rothenberger as its partner in the plumbing market.
Construction and DIY Market: Bosch is the Company’s partner in the Construction and DIY market. The Company manufactures the following products sold under the Bosch brand:
•	Bosch PS90-1A is a handheld imager with a 2.7 inch color LCD screen, ten adjustable LED light settings and an accessory pack.
•	Bosch PS91-1A has the same features as the PS90-1A plus a 36 inch imager with a 9.5 millimeter head and 9.5 millimeter accessories.
These optical inspection devices offer the ‘Best in Class’ optics and imager head length in the industry. The products utilize the Bosch 12 volt (NA) and 10.8 volt (Europe) Lithium Ion Battery Platform, and are integrated into Bosch’s battery platform line up.
These products are sold by Bosch to professional tradesmen through distribution channels and internet sales in the United States, Europe, Canada and Asia.
Electrical market: Greenlee is the Company’s partner in the Electrical market. The Company manufactures the following products sold under the Greenlee brand:
•	FF100-FishFinder™ is a CAT IV view only imaging solution.
•	FF200-FishFinder™ is a CAT IV imaging solution that includes 180 degree image rotation, built-in memory for capturing over 2,000 pictures and image download capability and video output.
These products are the first CAT IV rated imaging solutions available and have been designed specifically with the needs of the electrical technician in mind. They conform to the highest levels of protection as specified by UL and IEC standards, allowing the electrical technician to safely use these imaging solutions in a wide variety of electrical environments.
These products are sold by Greenlee to professional tradesmen through distribution channels in the United States, Canada, Europe and Asia.
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
The Company’s Automated Systems sales efforts are led by account managers who develop a close consultative selling relationship with the Company’s customers. The Company’s principal customers for its Automated Systems (AutoGauge®, AutoFit®, AutoScan®, AutoGuide®) products have historically been automotive manufacturing companies that the Company either sells to directly or through manufacturing line builders, system integrators or OEMs. The Company’s Automated Systems products are typically purchased for installation in connection with retooling programs undertaken by these companies. Because sales are dependent on the timing of customers’ retooling programs, sales by customer vary significantly from year to year, as do the Company’s largest customers. For the fiscal years 2011, 2010 and 2009, approximately 36%, 32% and 25%, respectively, of net sales were derived from the Company’s four largest IBU automotive end user customers. The Company also sells to manufacturing line builders, system integrators or OEMs, who in turn sell to the Company’s automotive customers. For the fiscal years 2011, 2010 and 2009, approximately 10%, 10% and 8%, respectively, of net sales were to manufacturing line builders, system integrators and OEMs for the benefit of the same four largest IBU automotive end user customers in each respective year. During the fiscal year ended June 30, 2011, direct sales to Volkswagen Group (includes Audi, SEAT and others) and General Motors accounted for approximately 20% and 12%, respectively, of the Company’s total net sales. At June 30, 2011, accounts receivable from Volkswagen Group and General Motors totaled approximately $2.9 million each.
The Company provides its Technology Component products to selected system integrators, OEMs and VARs that integrate them into their own systems and products for sales to end user customers. These products target the digitizing, reverse engineering and inspection markets.
The Company’s commercial products are sold to strategic partners who provide the distribution, marketing and promotion of the products through their distribution networks. The Company’s commercial products sales in fiscal 2011 were primarily sold to Snap-on, Rothenberger, Bosch and Greenlee for distribution through their wholesale and retail distribution networks. CBU sales in fiscal 2011, 2010 and 2009 represented 14%, 23% and 38% of total sales, respectively.
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
Manufacturing and Suppliers
The Company’s manufacturing operations consist primarily of pre and final assembly of hardware components and the testing and integration of the Company’s software with the hardware components. Individual components such as printed circuit boards are manufactured by third parties according to the Company’s designs. The Company believes a low level of vertical integration gives it significant manufacturing flexibility and minimizes total product costs. The Company’s commercial products are manufactured for the Company by contract manufacturers located in China and the United States.
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
International Operations
Europe: The Company’s European operations contributed approximately 38%, 39%, and 31%, of the Company’s net sales during the fiscal years ended June 30, 2011, 2010 and 2009, respectively. The Company’s wholly-owned subsidiary, Perceptron Europe B.V. (“Perceptron B.V.”), formed in The Netherlands, holds a 100% equity interest in Perceptron (Europe) GmbH (“Perceptron GmbH”). Perceptron GmbH is located in Munich, Germany and is the operational headquarters for the European market. Perceptron GmbH holds a 100% interest in Perceptron E.U.R.L. located in Voisins le Bretonneux, France and a 100% interest in Perceptron Iberica SL located in Barcelona, Spain. At June 30, 2011, the Company employed 58 people in its European operations.
Asia: The Company operates direct sales, application and support offices in Tokyo, Japan; Shanghai, China; Singapore; and Chennai, India to service customers in Asia. At June 30, 2011, the Company employed 28 people in its Asian operations.
South America: The Company has a direct sales, application and support office in Sao Paulo, Brazil to service customers in South America. At June 30, 2011, the Company employed 4 people in its Brazilian operations.
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
The principal competitive factors for the Company’s CBU products are a competitive price for the level of functionality and reliability provided. The Company believes its CBU products are well-designed for professional and industrial use and use advanced technology to meet the targeted end user’s requirements at a competitive price for the value provided.
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
Backlog
As of June 30, 2011, the Company had a backlog of $26.4 million, compared to $20.0 million at June 30, 2010. Most of the backlog is subject to cancellation by the customer with penalty provisions. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in its backlog by June 30, 2012.
Research and Development
In fiscal year 2011, IBU research and development focused primarily on the Company’s innovative new Helixtm 3D metrology solution. Helixtm is expected to eventually replace all of the current Automated Systems products starting with AutoGauge®. Helixtm is being developed to provide Intelligent Illuminationtm, a breakthrough technology that will let the customer choose the quantity, density, and orientation of the laser lines on an individual inspection point level. That added control translates directly into better measurements, better information and better process control decisions. Helixtm sensors are expected to offer an expansive measurement volume. A large measurement volume provides customers with more measurement points using fewer sensors than existing solutions. Customer beta site installations continue to be in progress and customer field installations are expected to start in fiscal year 2012.
Research and development efforts in the CBU in fiscal 2011 included new commercial products that use advanced technology and are specifically designed for professional tradesmen in each of its four markets.
As of June 30, 2011, 42 persons employed by the Company were focused primarily on research, development and engineering. For the fiscal years ended June 30, 2011, 2010 and 2009, the Company’s research, development and engineering expenses were $8.2 million, $7.3 million and $8.0 million, respectively.
Patents, Trade Secrets and Confidentiality Agreements
As of June 30, 2011, the Company has been granted 34 U.S. patents and has 30 U.S. patent applications pending, which relate to various products and processes manufactured, used, and/or sold by the Company. The Company has also been granted 22 foreign patents in Canada, Europe, China and Japan and has 14 patent applications pending in foreign locations. The U.S. patents expire from 2016 through 2029 and the Company’s existing foreign patent rights expire from 2016 through 2030. In addition, the Company holds perpetual licenses to more than 35 other U.S. patents including rights to practice 6 patents for non-forest product related applications that were assigned to USNR in conjunction with the sale of the Forest Products business unit in 2002. The expiration dates for these licensed patents range from 2011 to 2020.
The Company has registered, and continues to register, various trade names and trademarks including Perceptron®, Powered by Perceptron®, AutoGauge®, IPNet®, AutoFit®, AutoGuide®, AutoScan®, AutoSolve®, Contour Probe®, ScanWorks®, TriCam®, WheelWorks®, Visual Fixturing®, Optical Snaketm, Up is Uptm, Helixtm, and Intelligent Illuminationtm, among others, which are used in connection with the conduct of its business.
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

Employees
As of June 30, 2011, the Company employed 229 persons, 228 of whom were employed on a full-time basis. None of the employees is covered by a collective bargaining agreement and the Company believes its relations with its employees to be good.
Available Information
The Company’s Internet address is www.perceptron.com. On the website, the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). These reports can be accessed through the “Investors” section of the Company’s website under “SEC Filings”. The information found on the Company’s website is not part of this or any report the Company files with, or furnishes to, the SEC.

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
We realize that we are vulnerable to fluctuations in the global automotive industry. Our future success is dependent upon our ability to implement our long-term strategy to expand our customer base in our automotive markets and to expand into new markets. Currently, we are focusing on our plans to achieve sales growth in automotive markets through expansion in automotive markets in Asia and the expansion of our business with current customers in North America, South America and Europe. We also continue to explore opportunities for expansion into non-automotive markets through our existing and new products, including our new commercial products. However, there are a number of uncertainties involved in our long-term strategy over which we have no or limited control, including:
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
Even if we are able to expand our customer base and markets, the new revenues we derive may not offset declines in revenues from our current products. We also may not be able to generate profits from these new customers or markets at the same level as we generate from our current business. There can be no assurance that we will be able to expand our customer base and markets or successfully execute our strategies in a fashion to maintain or increase our revenues and profits.
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
There also is a chance that competitors may develop technology that performs the same functions as our products without infringing upon our exclusive rights. It is possible that competitors may reverse engineer those features of our products that are not protected by patents, trademarks and trade secrets. If a competitor is able to reverse engineer an unprotected feature successfully, the competitor may gain an understanding of how the feature works and introduce similar products to compete with our products.
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
We are subject to risks related to litigation.
From time to time, we are subject to lawsuits and other claims arising out of our business operations. Adverse judgments in one or more of these lawsuits could require us to pay significant damage amounts. The outcome of lawsuits is inherently uncertain and typically a loss cannot be reasonably estimated or accrued by us relating to lawsuits. Accordingly, if the outcome of a legal proceeding is adverse to the Company, we would have to record a charge for the matter at the time the legal proceeding is resolved and generally in the full amount at which it is resolved. In addition, the expenses related to these lawsuits may be significant. Lawsuits can have a material adverse effect on our business and operating results, particularly where we have not established an accrual or a sufficient accrual for damages, settlements, or expenses. See “Item 3 — Legal Proceedings” below for a discussion of the Company’s current material litigation matters and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Litigation and Other Contingencies” below for a discussion of the Company’s policies in accounting for lawsuits and other claims.
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
Products that we sell in foreign markets are sometimes priced in currency of the country where the customer is located. To the extent that the dollar fluctuates against these foreign currencies, the prices of our products in U.S. dollars also will fluctuate. As a result, our return on the sale of our products may vary based on these fluctuations. In the past, we have used, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. In more recent years, we have not used such hedging programs. These hedging transactions involve the use of forward contracts that typically mature within one year and are designed to hedge anticipated foreign currency transactions. We may use forward exchange contracts to hedge the net assets of certain of our foreign subsidiaries to offset the translation and economic exposures related to our investment in these subsidiaries. There is no guarantee that these hedging transactions will protect against the fluctuations in the value of the dollar. Accordingly, we could experience unanticipated foreign currency gains or losses that could have a material impact on our results of operations.
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
We are required to indemnify our officers and directors if they are involved in litigation as a result of their serving as officers or directors of Perceptron or as officers or directors of other corporations at our behest, which could reduce our profits and cash available to operate our business.
Our by-laws require us to indemnify our officers and directors. We may be required to pay judgments, fines, and expenses incurred by an officer or director, including reasonable attorneys’ fees, as a result of actions or proceedings in which such officers or directors are involved by reason of being or having been an officer or director of Perceptron or other corporations at our behest.
Funds paid in satisfaction of judgments, fines and expenses would reduce our profits and may be funds we need for the operation of our business and the development of products. This could cause our stock price to drop.
Our profits could be reduced as a result of our compliance with SEC rules relating to our internal control over financial reporting.
Current SEC rules require our independent registered public accounting firm auditing our financial statements to provide an attestation report on our internal control over financial reporting in our annual reports if the market value of the Company’s common stock held by non-affiliates exceeds $75 million as of the Company’s second fiscal quarter in any given fiscal year.
For the fiscal years 2009 through 2011, the Company was not required to have an attestation report from our independent registered public accounting firm on our internal controls. However, if in the future, the Company’s common stock held by non-affiliates exceeds $75 million, we expect to expend significant resources in future fiscal years in connection with ongoing compliance with these requirements, which could adversely affect our profitability.
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
In fiscal 2008 through fiscal 2011, management provided a positive report on our internal control over financial reporting and we received in fiscal 2008 an unqualified opinion from our independent registered public accounting firm regarding our internal control over financial reporting. In fiscal 2009 through fiscal 2011, our auditors were not required to give an opinion on our internal control over financial reporting, but under current SEC rules, will be required to do so if the market value of the Company’s common stock held by non-affiliates exceeds $75 million as of the Company’s second fiscal quarter in any given fiscal year. However, there can be no positive assurance that, in the future, management will provide a positive report on our internal control over financial reporting or that if required under SEC rules in the future, we will receive an unqualified opinion from our independent registered public accounting firm regarding our internal control over financial reporting. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements. This could cause our stock price to drop.
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
Perceptron’s principal domestic facilities consist of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company. In addition, the Company leases a 1,576 square meter facility in Munich, Germany and leases office space in Voisins le Bretonneux, France; Sao Paulo, Brazil; Tokyo, Japan; Singapore; Shanghai, China; and Chennai, India. The Company believes that its current facilities are sufficient to accommodate its requirements through fiscal 2012.

ITEM 3:	LEGAL PROCEEDINGS
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $5.3 million using a June 30, 2011 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. Discovery is complete in this matter and a trial is currently expected to occur in the third or fourth quarter of fiscal 2012. The Company intends to vigorously defend against GDS’ claims.
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
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Litigation and Other Contingencies” for a discussion of the Company’s accounting policies regarding legal proceedings and other contingencies. The outcome of legal proceedings is inherently uncertain and typically a loss cannot be reasonably estimated by the Company relating to legal proceedings. Accordingly, if the outcome of a legal proceeding is adverse to the Company, the Company would have to record a charge for the matter at the time the legal proceeding is resolved and generally in the full amount at which it is resolved.
PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Perceptron’s Common Stock is traded on The NASDAQ Stock Market’s Global Market under the symbol “PRCP”. The following table shows the reported high and low sales prices of Perceptron’s Common Stock for fiscal 2011 and 2010:

	Prices
	Low	High
Fiscal 2011
Quarter through September 30, 2010	$3.71	$4.99
Quarter through December 31, 2010	$4.30	$5.75
Quarter through March 31, 2011	$4.94	$7.20
Quarter through June 30, 2011	$5.58	$7.50

Fiscal 2010
Quarter through September 30, 2009	$3.28	$5.15
Quarter through December 31, 2009	$3.03	$4.66
Quarter through March 31, 2010	$3.01	$4.50
Quarter through June 30, 2010	$3.83	$5.00
No cash dividends or distribution on Perceptron’s Common Stock have been paid in the past and it is not currently anticipated that any will be paid in the foreseeable future. In addition, the payment of cash dividends or other distributions is prohibited under the terms of Perceptron’s revolving credit agreement with its bank unless the bank approves of such payment or distribution.
The approximate number of shareholders of record on September 20, 2011, was 156.
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
The following table sets forth information concerning the Company’s repurchases of its Common Stock during the quarter ended June 30, 2011. All repurchased shares are cancelled and not carried as treasury stock in accordance with Michigan state law. All shares were purchased pursuant to the Company’s stock repurchase program described below.

			(c) Total Number
			of Shares
	(a) Total		Purchased as	(d) Approximate Dollar
	Number of	(b) Average	Part of Publicly	Value of Shares that
	Shares	Price Paid	Announced	May Yet Be Purchased
Period	Purchased	per Share	Program	Under the Program
April 1-29, 2011	78,396	$6.22	78,396	$2,691,623
May 1-31, 2011	70,540	$6.43	70,540	$2,238,798
June 1-30, 2011	62,784	$6.55	62,784	$1,826,959

Total	211,720	$6.39	211,720	$1,826,959

On October 19, 2010, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $5.0 million of the Company’s Common Stock through December 31, 2011. The Company was authorized to buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time. The Company also announced that it had entered into a Rule 10b5-1 trading plan (“Repurchase Plan”) with Barrington Research Associates, Inc. to purchase up to

$5.0 million of the Company’s Common Stock through December 31, 2011 (less the dollar amount of purchases by the Company outside the Repurchase Plan), in open market or privately negotiated transactions, in accordance with the requirements of Rule 10b-18. Pursuant to the authorization, the Company repurchased 517,945 shares of Common Stock at an average price of $6.13 per share during the fiscal year ended June 30, 2011.

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
PERCEPTRON, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Fiscal Years Ended
	June 30,
Statement of Operations Data:[1]	2011	2010	2009	2008	2007

Net sales	$59,271	$52,141	$61,536	$72,512	$62,252
Gross profit	25,215	18,767	20,908	29,819	26,404
Operating income (loss)	2,144	(3,439)	(4,845)	1,980	1,853
Income (loss) before income taxes	2,861	(2,997)	(5,560)	734	2,746
Net income (loss)	1,826	(805)	(3,525)	995	1,459

Earnings (loss) per share:
Basic	$0.21	($0.09)	($0.40)	$0.12	$0.18
Diluted	$0.20	($0.09)	($0.40)	$0.11	$0.17

Weighted average common shares outstanding:
Basic	8,879	8,923	8,860	8,490	8,114
Diluted	9,050	8,923	8,860	8,982	8,761

	As of June 30,
Balance Sheet Data:	2011	2010	2009	2008	2007

Working capital	$39,675	$36,345	$39,833	$45,233	$42,364
Total assets	69,991	64,653	65,359	75,193	66,221
Shareholders’ equity	55,480	53,476	55,700	59,859	53,805

[1]	No cash dividends have been declared or paid during the periods presented.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT
We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2012 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2012 and future cash flow requirements. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A — Risk Factors” in this report. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s Industrial Business Unit segment products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s Industrial Business Unit segment products have shorter lead times than other components and are required later in the process, orders for the Company’s Industrial Business Unit segment products tend to be given later in the integration process. The Company’s Commercial Products Business Unit segment products are subject to the timing of firm orders from its customers, which may change on a monthly basis. In addition, because the Company’s Commercial Products Business Unit segment products require short lead times from firm order to delivery, the Company purchases long lead time components before firm orders are in hand. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products, expand into new geographic markets and continue sales or supply agreements with its customer’s, especially its newer customers. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. dollars and euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.
Overview
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact measurement and inspection solutions for industrial and commercial applications. The Company’s primary operations are in North America, Europe and Asia. The Company has two operating segments, the Industrial Business Unit (“IBU”) and the Commercial Products Business Unit (“CBU”). The IBU’s non-contact measurement solutions are further segmented into Automated Systems and Technology Components. Automated Systems products consist of a number of complete metrology solutions for industrial process control — AutoGauge®, AutoGauge® Plus, AutoFit®, AutoScan®, and AutoGuide® — that are primarily used by the Company’s customers to improve product quality, shorten product launch cycles, reduce overall manufacturing costs, and manage complex manufacturing processes. Technology Components products include ScanWorks®, ScanWorks®xyz, ToolKit, WheelWorks® and Multi-line Sensor products that target the digitizing, reverse engineering, inspection and original equipment manufacturers (“OEMs”) wheel alignment markets. Additionally, the IBU provides a number of Value Added Services that are primarily related to the Automated Systems line of products. The largest market served by IBU is the automotive market.
The products of the CBU segment are designed for sale to professional tradesmen in four specific strategic commercial markets. These products are sold to and distributed through leading strategic partners in each of these markets. The four strategic markets include the electrical, mechanical, plumbing, and construction markets. All CBU sales are recorded in the Americas.

In the IBU segment, new vehicle tooling programs represent the most important selling opportunity for the Company’s automotive-related sales. The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans. The existing installed base of Automated Systems products also provides a continuous revenue stream in the form of system additions, upgrades and modifications, and Value Added Services such as customer training and service. Opportunities for Technology Component products include the expansion of the ScanWorks® reseller channel as well as new OEM customers for WheelWorks®. The recently released multi-line WheelWorks® sensor provides a more scalable and flexible solution for OEM manufacturers of production wheel alignment systems. Furthermore, the ScanWorks®xyz product opens up a new market opportunity by allowing customers to add scanning capability to their existing coordinate measuring machines.
During fiscal 2011, the Company’s IBU segment announced the groundbreaking Helix™ 3D Metrology Solution. Helix™ is an innovative and versatile 3D metrology platform that enables manufacturers to perform their most challenging measurement tasks with unparalleled ease and precision. It combines more than 25 years of laser-triangulation and 3D metrology experience with recent technological advances to create the most unique and powerful solution in the market. Helix™ solutions offer the world’s only sensors with Intelligent Illumination™, a patented breakthrough that allows users to control virtually every aspect of the sensor’s calibrated light source. By customizing the quantity, density, and orientation of the sensor’s laser lines through a simple user interface, image acquisition is optimized on a feature-by-feature basis. The user can configure tightly spaced laser lines for small, complex features, increase the number of laser lines to robustly measure challenging materials, and alter the orientation of the laser lines to accommodate the differences between multiple parts manufactured on the same assembly line. Currently, Helix beta system testing is being done with several automotive customers.
The Company plans to continue investing in Asia in the IBU segment with the most significant investments being additional personnel in China to build the Company’s support infrastructure and expand sales.
In April 2011, the Company’s CBU segment announced that its customer, Rothenberger Werkzeuge GmbH of Kelkheim, Germany (“Rothenberger”), launched two new products designed and manufactured by Percepton that utilize the modular Roscope1000™ handheld inspection device at the 2011 ISH Trade Fair in Frankfurt, Germany. The first product is a new 16 meter Imager Reel 25/16, and the second product is the new ROLOC Plus Line Detector, that is used to detect and locate the exact position of the SONDE transmitter on the 25/16 imager cable. These new products are built on the modular platform of the Roscope 1000™, and provide the plumbing technician with a comprehensive means of diagnosis in the field, at a competitive system price. Both work in conjunction with the Roscope 1000™, the handheld inspection device launched with Rothenberger last fiscal year. The 16 meter Imager Reel reflects a refined mechanical design and adjusted imager length based on direct feedback from trades people in the field. It also supports an integrated transmitting SONDE device.
In April 2011, the Company’s partner in the construction market, Bosch, launched the Perceptron designed and developed PS90 and PS91 products. These products offer best in class image quality, and maximum flexibility with a market leading imager head design. These products are available in both commercial retail outlets, as well as a wide variety of online stores and in both the North American and European markets.
In May 2011, the Company announced Greenlee Textron Inc., a Textron Company, (“Greenlee”), as its strategic customer in the electrician’s market. The first two products for this market are the Greenlee FF100 and FF200 FishFinder™ which are the first visual inspection products that incorporate a CAT IV safety-rated imager. These products can be safely used to inspect motors, junction boxes, and a wide variety of other electrical environments.
Outlook — The Company’s business continued to grow and strengthen during fiscal 2011 and enters fiscal 2012 with a backlog of $26.4 million. IBU is expected to have another profitable year. Because CBU has just introduced new products with its three newest partners, it is difficult to forecast revenue growth because there is little experience in sell-through and reorder rates with these new partners. The Company is cautious about the impact that the ongoing, uncertain global economic picture may have on the fiscal 2012 results. Overall, the Company expects revenue growth of approximately 10% in fiscal 2012 and expects to be profitable.
The Company’s financial base remains strong with no debt and approximately $24.8 million of cash, cash equivalents and short-term investments at June 30, 2011 available to support its growth plans. Near-term, the Company will continue to focus on the release of new products in both of its business segments, geographic growth, principally in Asia, and expanding sales through its strategic partners in the CBU.
Results of Operations
Fiscal Year Ended June 30, 2011, Compared to Fiscal Year Ended June 30, 2010
Overview — The Company reported net income of $1.8 million or $0.20 per diluted share, for the fiscal year ended June 30, 2011 compared with a net loss of $805,000, or $0.09 per diluted share, for the fiscal year ended June 30, 2010. Specific line item results are described below.
Sales — Net sales of $59.3 million for fiscal 2011 increased $7.2 million, or 13.8%, compared with the same period one year ago. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

Sales (by segment)
(in millions)	2011		2010		Increase/(Decrease)
Industrial Business Unit	$50.9	85.8%	$40.2	77.2%	$10.7	26.6%
Commercial Products Business Unit	8.4	14.2%	11.9	22.8%	(3.5)	(29.4)%

Totals	$59.3	100.0%	$52.1	100.0%	$7.2	13.8%

Sales (by location)
(in millions)	2011		2010		Increase/(Decrease)
Americas	$28.8	48.6%	$26.2	50.3%	$2.6	9.9%
Europe	22.7	38.3%	20.3	39.0%	2.4	12.0%
Asia	7.8	13.1%	5.6	10.7%	2.2	39.3%

Totals	$59.3	100.0%	$52.1	100.0%	$7.2	13.8%

IBU sales increased $10.7 million or 26.6% primarily due to increased sales of Automated Systems products and Technology Components products and, to a lesser extent, higher sales of Value Added Services. Most of the increase occurred in the Americas which had an increase in IBU sales of $6.1 million primarily for Automated Systems products and to a lesser extent Technology Components products. The increase is believed to reflect the pent up demand that occurred because of the significant downturn in the U.S. automotive industry during fiscal years 2010 and 2009. IBU sales in Europe increased $2.4 million primarily for Technology Component products. The effect of the lower overall euro exchange rate in fiscal 2011 compared to fiscal 2010 reduced fiscal 2011 revenue by approximately $450,000. Sales growth in Europe on a year over year basis, in euros, for fiscal year 2011 was approximately 13.7%. Asia had an increase in IBU sales of $2.2 million split almost equally between increases in Technology Component products and Automated Systems products. Impacting the comparison in the Americas was the effect in fiscal 2010 of the bankruptcies of General Motors Corporation and Chrysler LLC that occurred in the fourth quarter of fiscal 2009. The bankruptcies disrupted the normal flow of orders and resulted in an increase in demand during fiscal 2011.
CBU sales decreased $3.5 million with the reduction primarily occurring in the plumbing market as a result of the transition to a new partner in that market and to a lesser extent the mechanics market due to the economy and the age of the products in the marketplace. The sales decrease was partially mitigated by an increase in the construction market as a result of the release of products for this market for the first time during fiscal 2011. Fiscal 2011 was a difficult transition year as CBU developed several new products for its four partners, but particularly for its three newest partners.
Bookings — Bookings represent new orders received from customers. During fiscal 2011 the Company had new order bookings of $65.7 million compared with new order bookings of $54.7 million during fiscal 2010. It should be noted that the Company’s level of new orders fluctuates from period to period and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

Bookings (by segment)
(in millions)	2011		2010		Increase/(Decrease)
Industrial Business Unit	$58.0	88.3%	$41.5	75.9%	$16.5	39.8%
Commercial Products Business Unit	7.7	11.7%	13.2	24.1%	(5.5)	(41.7)%

Totals	$65.7	100.0%	$54.7	100.0%	$11.0	20.1%

Bookings (by location)
(in millions)	2011		2010		Increase/(Decrease)
Americas	$30.3	46.1%	$29.2	53.4%	$1.1	3.8%
Europe	23.1	35.2%	17.3	31.6%	5.8	33.5%
Asia	12.3	18.7%	8.2	15.0%	4.1	50.0%

Totals	$65.7	100.0%	$54.7	100.0%	$11.0	20.1%

IBU bookings increased $16.5 million primarily for Automated Systems products and to a lesser extent Technology Components products. IBU bookings also increased in all three geographic regions. The Americas increased $6.6 million primarily for Automated Systems products and to a lesser extent Technology Component products and Value Added Services. Europe bookings increased $5.8 million primarily for Automated Systems orders and Asia increased $4.1 million primarily for Automated Systems products and to a lesser extent Technology Component products.
CBU bookings decreased $5.5 million primarily due to lower bookings in the plumbing market and to a lesser extent lower bookings in the mechanics market. Mitigating the decrease were increased bookings in the construction market.

Backlog — Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $26.4 million as of June 30, 2011 compared with $20.0 million as of June 30, 2010. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer. The Company generally expects to be able to fill substantially all of the orders in backlog during the following twelve months. The following tables set forth comparison data for the Company’s backlog by segment and geographic location.

Backlog (by segment)
(in millions)	2011		2010		Increase/(Decrease)
Industrial Business Unit	$23.9	90.9%	$16.8	84.0%	$7.1	42.9%
Commercial Products Business Unit	2.5	9.1%	3.2	16.0%	(0.7)	(25.0)%

Totals	$26.4	100.0%	$20.0	100.0%	$6.4	32.0%

Backlog (by location)
(in millions)	2011		2010		Increase/(Decrease)
Americas	$10.1	38.2%	$8.6	43.0%	$1.5	17.4%
Europe	8.6	32.6%	8.2	41.0%	0.4	4.9%
Asia	7.7	29.2%	3.2	16.0%	4.5	140.6%

Totals	$26.4	100.0%	$20.0	100.0%	$6.4	32.0%

IBU backlog of $23.9 million at June 30, 2011 and its backlog at March 31, 2011 of $25.7 million represent the two largest backlogs for IBU since the first quarter of fiscal year 1999. IBU backlog increased $7.1 million over the backlog at June 30, 2010 primarily for Automated Systems products. The increase in IBU’s Automated Systems backlog occurred in all three geographic areas. Most of the increase occurred in Asia with an increase in backlog of $4.5 million and the Americas which increased $2.2 million. Europe’s backlog increased $400,000 and reflected an increase in Automated Systems products being offset by a lower backlog in Technology Components products. The higher foreign currency rate at the end of fiscal 2011 compared to fiscal 2010 had the effect of increasing the European backlog approximately $1.2 million.
CBU’s backlog decreased $700,000 from the previous year primarily as a result of fewer open orders at June 30, 2011 in the construction and plumbing markets. Contributing to the decrease in the year-over-year comparison in these markets was the fact that the Company had received initial orders from two of CBU’s new customers at the end of fiscal 2010.
Gross Profit — Gross profit was $25.2 million, or 42.5% of sales, in the fiscal year ended June 30, 2011, as compared to $18.8 million, or 36.1% of sales, in the fiscal year ended June 30, 2010. The $6.4 million gross profit increase primarily reflected higher sales in IBU and higher margins earned in both business units compared to fiscal 2010. The higher gross margin percentages in CBU in fiscal 2011 as compared to fiscal 2010 primarily reflected the discounted margins in fiscal 2010 to reduce inventory with a discontinued customer and the higher gross margin percentages in IBU primarily were the result of higher sales in relationship to fixed costs. The slightly weaker euro for the full year, compared to fiscal year 2010, decreased gross margin for the year by approximately $400,000.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses of $14.9 million in fiscal 2011 were flat when compared to fiscal 2010. The comparison year over year reflected higher expenses for bonuses earned in fiscal 2011 as result of the Company’s improved performance, higher legal fees, higher salaries and related employee costs and higher commissions as a result of the higher sales achieved in fiscal 2011. These higher expenses were offset by lower expenses for sales promotions, auditing fees, depreciation and property taxes.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $8.2 million for fiscal 2011, compared with $7.3 million for fiscal 2010. The $861,000 increase was primarily due to increases in engineering and R&D expenses in the Company’s IBU business segment and to a lesser extent, increases in the Company’s CBU business segment. Increases occurred principally due to the use of outside contractors on the development of IBU’s new Helix™ metrology solution during fiscal 2011 compared to the cost only beginning in the third quarter of fiscal 2010, higher outside contractor costs in CBU related to several new product developments and to a lesser extent, higher salary and related personnel costs primarily due to bonuses earned in fiscal 2011 as result of the Company’s improved financial performance.
Interest Income, net — Net interest income was $233,000 in fiscal 2011, compared with $228,000 in fiscal 2010. The increase in interest income for fiscal year 2011 compared to fiscal 2010 was principally due to higher cash and investment balances in fiscal 2011.
Foreign Currency Gain (Loss) — There was a net foreign currency gain of $484,000 in fiscal 2011 compared with a $214,000 gain in fiscal 2010. The gain in fiscal 2011 primarily related to the euro and to a smaller extent the yen. The gain in fiscal 2010 related to the yen and to a smaller extent foreign currency gains related to both the Brazilian real and euro. Foreign currency effects are primarily due to the difference in foreign exchange rates between the time that the Company’s foreign subsidiaries receive material or services denominated in U.S. dollars and when funds are converted to U.S. dollars to pay for the material or services received.
Income Taxes — The effective income tax expense rate of 36.2% for fiscal 2011 compares to an effective income tax benefit rate of 73.1% for fiscal 2010. Income taxes for fiscal 2010 included a $1.1 million tax benefit related to tax credits and the favorable recognition of an uncertain tax position. The effective tax rate for fiscal 2010 excluding these two items was 37.1%. The balance of the change in the effective tax rate reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their respective tax rates. See Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”.
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

IBU sales increased $1.9 million primarily due to increased sales of Automated Systems products that were mitigated by lower sales of Technology Components and Value Added Services. The global economic conditions in the automotive industry affected IBU’s sales beginning in the third quarter of fiscal 2009 and continued into fiscal 2010. During fiscal 2010, IBU sales increased each quarter over the preceding quarter. Year over year IBU sales increased $2.2 million in Asia, $1.0 million in Europe and decreased $1.3 million in the Americas which suffered the biggest impact from the bankruptcies of General Motors Corporation and Chrysler LLC that occurred in the fourth quarter of fiscal 2009. These bankruptcies disrupted the normal flow of orders, caused several projects to be put on hold or cancelled that had been scheduled for fiscal 2010 and caused other companies that supported these two automotive companies to take a wait and see position before committing to purchases especially during the first half of fiscal 2010.
CBU sales decreased $11.3 million with the reduction almost evenly split between Snap-on and Ridge Tool Company. The decrease in CBU sales was the primary cause of the Company’s sales decline in the Americas for the year. The lower sales to Snap-on reflected the slow economic conditions globally during 2010. The Company’s supply agreement with Ridge Tool Company expired in fiscal 2010 and was not renewed which resulted in lower sales to Ridge for the year. During 2010, CBU entered into supplier agreements with three new partners, the first of which, Rothenberger, is in the plumbing market. During the second half of fiscal 2010, the Company was engaged in the design and development of new products for these three new partners as well as its existing partner, Snap-on. During 2010, CBU had sales of three new product offerings for Snap-on, a Digital Video Recorder (DVR), a 5.5mm imager and the BK5500W. The DVR adds the capability to record and store images for users of the BK5500 product. The 5.5mm imager allows mechanics to see into diesel injector ports and glow plugs. The BK5500W is a wireless video inspection system that adds functionality to the BK5500 product line. It provides a larger viewing screen, greater flexibility and maneuverability for mechanics and technicians by allowing them to perform their work up to 30 feet from the handheld unit. Additionally, CBU had new sales of the Roscope® 1000 to one of its new partners, Rothenberger. The Roscope® 1000 is aimed at the plumbing market and the first small shipment which occurred at the very end of June 2010, was delivered to Europe.
Bookings — Bookings represent new orders received from customers. During fiscal 2010 the Company had new order bookings of $54.7 million compared with new order bookings of $53.5 million in the prior year. The amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

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

The increase in IBU’s backlog was primarily for Technology Components and Value Added Services. Automated Systems backlog decreased slightly from the previous year. The increase in IBU’s backlog occurred in Asia and the Americas and was partially offset by a decline in Europe. The decline in Europe was partially due to the lower exchange rate between the dollar and the euro at June 30, 2010 compared to June 30, 2009. The European backlog at June 30, 2010 would have been $1.2 million higher if the euro exchange rate had been at the same rate as June 30, 2009. CBU’s backlog increased primarily as a result of orders received from two of CBU’s new partners. Snap-on’s backlog was constant year over year and Ridge Tool had no backlog as a result of the expiration of the Ridge Tool supply agreement in fiscal 2010.
Gross Profit — Gross profit was $18.8 million, or 36.1% of sales, in the fiscal year ended June 30, 2010, as compared to $20.9 million, or 34.0% of sales, in the fiscal year ended June 30, 2009. The Company achieved a gross margin percentage increase of 2.1% even though sales in fiscal 2010 decreased $9.4 million or 15.3% from 2009. The gross margin percentage increase was primarily the result of the IBU cost reduction actions taken by the Company in fiscal

2009 mitigated by lower margin in the CBU. The $2.1 million gross profit decrease was primarily due to the $9.4 million sales decline in fiscal year 2010 compared to fiscal 2009. The slightly stronger euro for the full year, compared to fiscal year 2009, increased gross margin for the year by approximately $150,000.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses in fiscal 2010 were $14.9 million, compared with $16.7 million in fiscal 2009. The $1.8 million decrease was primarily due to lower salary and benefit expenses in North America and Europe resulting from the cost reduction actions the Company took in fiscal 2009. Lower bad debt and depreciation expenses in fiscal 2010 also contributed to the favorable comparison to fiscal 2009.
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
Liquidity and Capital Resources
The Company’s cash and cash equivalents were $12.1 million at June 30, 2011 compared to $9.8 million at June 30, 2010. Cash provided from operations of $6.7 million was used to repurchase $3.2 million of the Company’s common stock, to purchase $1.3 million of capital expenditures and for additional net purchases of short-term investments of $1.0 million. Cash also increased from proceeds received from employee and director stock purchases of $326,000 and from a $796,000 favorable change for foreign exchange rates on cash and cash equivalents.
Of the $6.7 million in cash provided from operations, $2.4 million was provided from net working capital and $4.3 million was from net income of $1.8 million plus the add back of non-cash items totaling $2.5 million. The favorable net working capital change resulted primarily from a favorable change in other current assets and liabilities of $4.5 million offset by a $2.4 million decrease in accounts payable. The favorable change in other current assets and liabilities primarily represented higher deferred revenue, and to a lesser extent, higher accrued compensation related to an accrual for profit sharing payments, higher accrued taxes and other liabilities. The decrease in accounts payable related to normal fluctuations in the timing of payments.
The Company provides a reserve for obsolescence to recognize the effects of engineering changes and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During fiscal year 2011, the Company increased its reserve for inventory obsolescence by a net $232,000, which resulted from additional reserves for obsolescence of approximately $651,000 less disposals and the effect of changes in foreign currency of $419,000 of inventory.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During fiscal year 2011, the Company increased its allowance for doubtful accounts reserve by a net $176,000, which primarily represented an increase in the provision for bad debts at the Company’s subsidiary in Japan.
Financing activities during fiscal year 2011 reflected the use of cash to repurchase $3.2 million of the Company’s common stock offset by $326,000 received under the Company’s stock plans.
The Company had no debt outstanding at June 30, 2011. On November 16, 2010, the Company entered into an Amended and Restated Credit Agreement (“Agreement”) with Comerica Bank which replaced the Credit Agreement dated October 24, 2002 and its thirteen amendments. The Agreement provides for borrowings of up to $6.0 million and expires on November 1, 2012. Proceeds under the Agreement may be used for working capital and capital expenditures. Security under the Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated currently at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during a period of time during which the Libor-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, using the interest rate established by Comerica Bank as its prime rate for its borrowers. Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment. The Agreement prohibits the Company from paying dividends but permits the Company to repurchase up to $5.0 million of its common stock through December 31, 2011. In addition, the Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the Agreement, of not less than $36.5 million as of October 18, 2010, with a further reduction to $35.5 million on June 30, 2011, minus the aggregate amount paid by the Company to redeem its shares of its common stock during the period beginning October 18, 2010 and ending December 31, 2011. The Agreement also requires the Company to have no advances outstanding for 30 days each calendar year. At June 30, 2011, the Agreement required a Tangible Net Worth of not less than $32.3 million and supported outstanding letters of credit totaling $543,000.
At June 30, 2011, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 euros (equivalent to approximately $432,000). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 euros of borrowings and 2.0% for borrowings over 100,000 euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2011, GmbH had no borrowings outstanding.
On October 19, 2010, the Company’s Board of Directors (”Board”) approved a stock repurchase program authorizing the Company to repurchase up to $5.0 million of the Company’s Common Stock through December 31, 2011. See also, Part II Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K for further information on this program. Pursuant to the authorization, the Company has repurchased 517,945 shares of Common Stock at an average price of $6.13 per share during the fiscal year ended June 30, 2011 for total cash of $3.2 million, which includes commissions and fees.
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
At June 30, 2011, the Company had short-term investments totaling $12.7 million and long-term investments valued at $2.2 million. See Note 1 to the Consolidated Financial Statements, “Long and Short-term Investments”, for further information on the Company’s investments and their current valuation. The market for the long-term investments is currently illiquid.
The Company expects to spend approximately $2.3 million during fiscal year 2012 for capital equipment, although there is no binding commitment to do so. Based on the Company’s current business plan, including the introduction of new commercial products, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2012 cash flow requirements, except to the extent that the Company implements new business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.
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
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies”. Certain of the Company’s significant accounting policies are subject to judgments and uncertainties, which affect the application of these policies and require the Company to make estimates based on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and underlying assumptions. In the event estimates or underlying assumptions prove to be different from actual amounts, adjustments are made in the subsequent period to reflect more current information. The Company believes that the following significant accounting policies involve management’s most difficult, subjective or complex judgments or involve the greatest uncertainty.
Revenue Recognition. The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue related to products is recognized upon shipment when title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue related to services is recognized upon completion of the service. The Company also has multiple element arrangements in its Automated Systems product line that may include purchase of equipment, labor support and/or training. Each element has value on a stand-alone basis. For multiple element arrangements, the Company defers from revenue recognition the greater of the fair value of any undelivered elements of the contract or the portion of the sales price of the contract that is not payable until the undelivered elements are completed. Delivered items are not contingent upon the delivery of any undelivered items and do not include general rights of return. The Company does not have price protection agreements or requirements to buy back inventory. The Company’s Automated Systems products are made to order systems that are designed and configured to meet each customer’s specific requirements. The Company’s Technology Components and Commercial Products are sold under agreements with fixed quantities with no rights of return. As a result, the Company has virtually no history of returns.
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
Inventories. Inventories are valued at the lower of cost or market; cost being determined under the first in, first out method. Provision is made to reduce inventories to net realizable value for excess and/or obsolete inventory. The Company reviews its inventory levels quarterly in order to identify obsolete and slow-moving inventory. The Company estimates excess or obsolete inventory based principally upon contemplated future customer demand for the Company’s products and the timing of product upgrades. The use of different assumptions in determining slow-moving and obsolete inventories could result in different charges to cost of sales in each period presented and could negatively affect the Company’s results of operations for the period. In addition, if actual experience differs materially from the Company’s estimates, the Company could be required to record large losses that could negatively affect the Company’s results of operations for the period. See Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies — Inventory”.
Long and Short-Term Investments. The Company accounts for its investments in accordance with ASC 320, “Investments — Debt and Equity Securities”. Investments with a maturity of greater than three months but less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-

term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. At each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment which involves significant judgment. In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded in the income statement. See Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies — Long and Short-term Investments”.
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
We have audited the accompanying consolidated balance sheets of Perceptron, Inc. (a Michigan corporation) and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the three years in the period ended June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perceptron, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Southfield, Michigan
September 26, 2011

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amount)

As of June 30,	2011	2010

ASSETS

Current Assets
Cash and cash equivalents	$12,105	$9,789
Short-term investments	12,697	10,278
Receivables:
Billed receivables, net of allowance for doubtful accounts of $314 and $138, respectively	15,941	15,207
Unbilled receivables	690	616
Other receivables	917	916
Inventories, net of reserves of $1,645 and $1,413, respectively	6,773	6,551
Deferred taxes	3,828	2,877
Other current assets	1,235	1,288

Total current assets	54,186	47,522

Property and Equipment
Building and land	6,103	6,095
Machinery and equipment	14,423	12,976
Furniture and fixtures	973	951

	21,499	20,022
Less — Accumulated depreciation and amortization	(15,266)	(14,091)

Net property and equipment	6,233	5,931

Long-term Investments	2,192	2,192
Deferred Tax Asset	7,380	9,008

Total Assets	$69,991	$64,653

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,162	$3,741
Accrued liabilities and expenses	3,162	2,932
Accrued compensation	1,922	1,222
Income taxes payable	442	98
Deferred revenue	6,823	3,184

Total current liabilities	14,511	11,177

Shareholders’ Equity
Preferred stock — no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,566 and 8,961, respectively	86	90
Accumulated other comprehensive income (loss)	1,106	(1,505)
Additional paid-in capital	39,288	41,717
Retained earnings	15,000	13,174

Total shareholders’ equity	55,480	53,476

Total Liabilities and Shareholders’ Equity	$69,991	$64,653

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

Years ended June 30,	2011	2010	2009

Net Sales	$59,271	$52,141	$61,536
Cost of Sales	34,056	33,374	40,628

Gross Profit	25,215	18,767	20,908

Operating Expenses
Selling, general and administrative	14,906	14,902	16,684
Engineering, research and development	8,165	7,304	8,012
Restructuring charge	—	—	1,057

Total operating expenses	23,071	22,206	25,753

Operating Income (Loss)	2,144	(3,439)	(4,845)

Other Income and (Expenses)
Interest income, net	233	228	709
Foreign currency gain	482	216	64
Impairment on long-term investment	—	—	(1,494)
Other	2	(2)	6

Total other income (expense)	717	442	(715)

Income (Loss) Before Income Taxes	2,861	(2,997)	(5,560)

Income Tax (Expense) Benefit	(1,035)	2,192	2,035

Net Income (Loss)	$1,826	$(805)	$(3,525)

Earnings (Loss) Per Common Share
Basic	$0.21	($0.09)	($0.40)
Diluted	$0.20	($0.09)	($0.40)

Weighted Average Common Shares Outstanding
Basic	8,879	8,923	8,860
Dilutive effect of stock options	171	—	—

Diluted	9,050	8,923	8,860

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

Years ended June 30,	2011	2010	2009

Cash Flows from Operating Activities
Net income (loss)	$1,826	$(805)	$(3,525)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Depreciation and amortization	1,066	1,196	1,430
Stock compensation expense	440	536	693
Deferred income taxes	882	(2,546)	(2,462)
Impairment on long-term investment	—	—	1,494
Disposal of assets and other	(17)	329	21
Allowance for doubtful accounts	154	(448)	385
Changes in assets and liabilities Receivables, net	113	(7,515)	10,858
Inventories	116	3,267	(2,095)
Accounts payable	(2,351)	1,564	332
Other assets and liabilities	4,511	2,902	(3,846)

Net cash provided from (used for) operating activities	6,740	(1,520)	3,285

Cash Flows from Financing Activities
Proceeds from stock plans	326	268	186
Repurchase of company stock	(3,199)	—	—

Net cash provided from financing activities	(2,873)	268	186

Cash Flows from Investing Activities
Purchases of short-term investments	(51,091)	(13,515)	(1,241)
Sales of short-term investments	50,094	4,478	—
Capital expenditures	(1,350)	(909)	(777)

Net cash used for investing activities	(2,347)	(9,946)	(2,018)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	796	(1,667)	(956)

Net Increase (Decrease) in Cash and Cash Equivalents	2,316	(12,865)	497
Cash and Cash Equivalents, June 30, 2010	9,789	22,654	22,157

Cash and Cash Equivalents, June 30, 2011	$12,105	$9,789	$22,654

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$12	$5	$73
Cash paid during the year for income taxes	138	422	586
The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	Paid-In		Shareholders’
	Shares	Amount	Income (Loss)	Capital	Retained Earnings	Equity

Balances, June 30, 2008	8,844	$88	$2,232	$40,035	$17,504	$59,859
Comprehensive income (loss)
Net loss					(3,525)	(3,525)
Other comprehensive income
Foreign currency translation adjustments			(2,076)			(2,076)
Hedging			(20)			(20)
Reversal of unrealized loss on investment			582			582

Total comprehensive (loss)						(5,039)

Stock—based compensation				693		693
Stock plans	29	1		186		187

Balances, June 30, 2009	8,873	$89	$718	$40,914	$13,979	$55,700

Comprehensive income (loss)
Net loss					(805)	(805)
Other comprehensive income
Foreign currency translation adjustments			(2,223)			(2,223)

Total comprehensive (loss)						(3,028)

Stock—based compensation				536		536
Stock plans	88	1		267		268

Balances, June 30, 2010	8,961	$90	$(1,505)	$41,717	$13,174	$53,476

Comprehensive income (loss)
Net income					1,826	1,826
Other comprehensive income
Foreign currency translation adjustments			2,611			2,611

Total comprehensive income						4,437

Stock—based compensation				440		440
Stock plans	123	1		325		326
Stock repurchase	(518)	(5)		(3,194)		(3,199)

Balances, June 30, 2011	8,566	$86	$1,106	$39,288	$15,000	$55,480

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
When available, the Company allocates arrangement consideration to each element in a multiple element arrangement based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence. Because the Company’s products contain a significant level of proprietary technology, customization or differentiation such that comparable pricing of products with similar functionality cannot be obtained, the Company uses in these cases, its best estimate of selling price (“BESP”). The Company determines the BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin.
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
Options to purchase 811,000, 960,000, and 982,000 shares of common stock outstanding in the fiscal years ended June 30, 2011, 2010 and 2009, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Fair value approximates carrying value because of the short maturity of the cash equivalents. At June 30, 2011, the Company had $12.1 million in cash and cash equivalents of which $5.8 million was held in foreign bank accounts. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.
Accounts Receivable and Concentration of Credit Risk
The Company markets and sells its IBU products principally to automotive manufacturers, line builders, system integrators, original equipment manufacturers (“OEMs”) and value-added resellers. CBU’s products are marketed through its strategic partners. The Company’s accounts receivable are principally from a small number of large customers. The Company performs ongoing credit evaluations of its customers. Accounts receivable are generally due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Changes in the Company’s allowance for doubtful accounts are as follows (in thousands):

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance

Fiscal year ended June 30, 2011	$138	$184	$8	$314
Fiscal year ended June 30, 2010	$603	$45	$510	$138
Fiscal year ended June 30, 2009	$228	$486	$111	$603
Long and Short-term Investments
The Company accounts for its investments in accordance with ASC 320, “Investments — Debt and Equity Securities”. Investments with a maturity of greater than three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. Each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment which involves significant judgment. In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded in the income statement. If market, industry, and/or investee conditions deteriorate, future impairments may be incurred.
At June 30, 2011, the Company had $12.7 million of short-term investments in certificate of deposits and variable rate demand note holdings of which $10.4 million was held by the Company’s foreign subsidiaries.

At June 30, 2011, the Company holds long-term investments in preferred stock investments that are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. During the quarter ended March 31, 2009, the Company’s long-term investments in auction rate securities totaling $6.3 million at cost were converted by the issuers to preferred stock. The Company estimated that the fair market value of these investments at June 30, 2011 was $2.2 million based on an internal valuation model and an independent valuation completed in fiscal 2009 by an external valuation firm. The fair market analysis considered the following key inputs, (i) the underlying structure of each security; (ii) the present value of the future principal and dividend payments discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of each security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements and Disclosures”, such valuation assumptions are defined as Level 3 inputs.
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

		Unrealized	Estimated
Long-term Investments	Cost	Gains (Losses)	Fair Value

June 30, 2011
Preferred Stock	$6,300	$4,108	$2,192

June 30, 2010
Preferred Stock	$6,300	$4,108	$2,192
Inventory
Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first in, first out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1,645,000 and $1,413,000 at June 30, 2011 and June 30, 2010 respectively, is comprised of the following (in thousands):

	At June 30,
	2011	2010

Component parts	$2,388	$1,507
Work in process	257	238
Finished goods	4,128	4,806

Total	$6,773	$6,551

Changes in the Company’s reserves for obsolescence are as follows (in thousands):

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance

Fiscal year ended June 30, 2011	$1,413	$651	$419	$1,645
Fiscal year ended June 30, 2010	$646	$835	$68	$1,413
Fiscal year ended June 30, 2009	$1,304	$1,075	$1,733	$646
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
Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and amounts due to banks or other lenders, approximate their fair values at June 30, 2011 and 2010. Fair values have been determined through information obtained from market sources and management estimates.
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
The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures” for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC 820, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Financial instruments held by the Company at June 30, 2011 include investments classified as held for sale, certificate of deposits and money market funds.
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
The following table presents the Company’s investments at June 30, 2011 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820.

(in thousands)	June 30, 2011	Level 1	Level 2	Level 3
Short-Term Investments	$32	$32	—	—
Long-Term Investments	$2,192	—	—	$2,192
The following table presents the changes in the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 820 for fiscal year 2011 and 2010. The Company’s Level 3 investments consist of preferred stock investments (see Note 1 — “Summary of Significant Accounting Policies — Long and Short-term Investments”).

(in thousands)	Level 3 Assets
Balance at June 30, 2010	$2,192
Other-than-temporary impairment charges	—

Balance at June 30, 2011	$2,192

(in thousands)	Level 3 Assets
Balance at June 30, 2009	$2,192
Other-than-temporary impairment charges	—

Balance at June 30, 2010	$2,192

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

	Beginning	Costs and	Less	Ending
(in thousands)	Balance	Expenses	Charge-offs	Balance

Fiscal year ended June 30, 2011	$306	$249	$262	$293
Fiscal year ended June 30, 2010	$301	$353	$348	$306
Fiscal year ended June 30, 2009	$480	$453	$632	$301
Advertising Expense
The Company charges advertising expense in the period incurred. As of June 30, 2011, 2010, and 2009, advertising expense was $150,000, $207,000, and $442,000, respectively.
Self—Insurance
The Company is self-insured for health, vision and short-term disability costs up to a certain stop-loss level per claim and on an aggregate basis of a percentage of estimated annual costs. The estimated liability is based upon review by management and an independent insurance consultant of claims filed and claims incurred but not reported.
New Accounting Pronouncements
Beginning July 1, 2010, the Company adopted Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements”, (amendments to Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASU 2009-13”) (formerly Emerging Issues Task Force (“EITF”) Issue 08-1) on a prospective basis. The new standard requires the Company to allocate revenues in an arrangement using best estimated selling prices of deliverables if the Company does not have vendor specific objective evidence or third-party evidence of selling price on a stand-alone basis. The standard also eliminates the residual method of allocation and provides for expanded disclosures. See Note 1 — “Summary of Significant Accounting Policies — Revenue Recognition” above which encompasses the additional expanded disclosures. Adoption of this standard did not have a material effect on the Company’s financial statements because no significant change was required in the Company’s process of allocating arrangement consideration to the units of accounting under the new standard.
In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05 to provide guidance on the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for the Company beginning July 1, 2012 and will have presentation changes only.
In May 2011, the FASB issued ASU 2011-04 to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for the Company beginning January 1, 2012. Other than requiring additional disclosures, the Company does not anticipate material impacts on its financial statements upon adoption.
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective with the reporting period beginning July 1,

2011. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company’s financial statements.
2. Leases
The Company leases building space, office equipment and motor vehicles under operating leases. Lease terms generally cover periods from two to five years and may contain renewal options. The following is a summary, as of June 30, 2011, of the future minimum annual lease payments required under the Company’s operating leases having initial or remaining non-cancelable terms in excess of one year (in thousands):

Year	Minimum Rentals
2012	$951
2013	625
2014	167
2015	35
2016 and beyond	31

Total minimum lease payments	$1,809

Rental expenses for operating leases in the fiscal years ended June 30, 2011, 2010 and 2009 were $1,105,000, $1,195,000 and $1,256,000, respectively.
3. Credit Facilities
The Company had no debt outstanding at June 30, 2011 and June 30, 2010.
On November 16, 2010, the Company entered into an Amended and Restated Credit Agreement (“Agreement”) with Comerica Bank which replaced the Credit Agreement dated October 24, 2002 and its thirteen amendments. The Agreement provides for borrowings of up to $6.0 million and expires on November 1, 2012. Proceeds under the Agreement may be used for working capital and capital expenditures. Security under the Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated currently at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during a period of time during which the Libor-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, using the interest rate established by Comerica Bank as its prime rate for its borrowers. Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment. The Agreement prohibits the Company from paying dividends but permits the Company to repurchase up to $5.0 million of its common stock through December 31, 2011. In addition, the Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the Agreement, of not less than $36.5 million as of October 18, 2010, with a further reduction to $35.5 million on June 30, 2011, minus the aggregate amount paid by the Company to redeem its shares of its common stock during the period beginning October 18, 2010 and ending December 31, 2011. The Agreement also requires the Company to have no advances outstanding for 30 days each calendar year. At June 30, 2011, the Agreement required a Tangible Net Worth of not less than $32.3 million and supported outstanding letters of credit totaling $543,000.
At June 30, 2011, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 euros (equivalent to approximately $432,000). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 euros of borrowings and 2.0% for borrowings over 100,000 euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2011, GmbH had no borrowings outstanding.
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
At June 30, 2011, and 2010, the Company had no forward exchange contracts outstanding. The Company recognized a loss of $20,000 in other comprehensive income (loss) for the unrealized change in value of forward exchange contracts during the fiscal year ended June 30, 2009.

5. Information About Major Customers
The Company has two segments: the Industrial Business Unit and the Commercial Products Business Unit.
The Company’s Automated Systems sales efforts are led by account managers who develop a close consultative selling relationship with the Company’s customers. The Company’s principal customers for its Automated Systems (AutoGauge®, AutoFit®, AutoScan®, AutoGuide®) products have historically been automotive manufacturing companies that the Company either sells to directly or through manufacturing line builders, system integrators or OEMs. The Company’s Automated Systems products are typically purchased for installation in connection with retooling programs undertaken by these companies. Because sales are dependent on the timing of customers’ retooling programs, sales by customer vary significantly from year to year, as do the Company’s largest customers. For the fiscal years 2011, 2010 and 2009, approximately 36%, 32% and 25%, respectively, of net sales were derived from the Company’s four largest IBU automotive end user customers. The Company also sells to manufacturing line builders, system integrators or OEMs, who in turn sell to the Company’s automotive customers. For the fiscal years 2011, 2010 and 2009, approximately 10%, 10% and 8%, respectively, of net sales were to manufacturing line builders, system integrators and OEMs for the benefit of the same four largest IBU automotive end user customers in each respective year. During the fiscal year ended June 30, 2011, direct sales to Volkswagen Group (includes Audi, SEAT and others) and General Motors accounted for approximately 20% and 12%, respectively, of the Company’s total net sales. At June 30, 2011, accounts receivable from Volkswagen Group and General Motors totaled approximately $2.9 million each.
The Company’s commercial products are sold to strategic partners who provide the distribution, marketing and promotion of the products through their distribution networks. The Company’s commercial products sales in fiscal 2011 were primarily sold to Snap-on, Rothenberger, Bosch and Greenlee for distribution through their wholesale and retail distribution networks. CBU sales in fiscal 2011, 2010 and 2009 represented 14%, 23% and 38% of total sales, respectively.
6. Contingencies
Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.
The Company is a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleges that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleges that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company, was liable for GDS’ damages. USNR has sought indemnification from the Company under the terms of existing contracts between the Company and USNR. GDS seeks compensatory damages against the Company, Carbotech and USNR of approximately $5.3 million using a June 30, 2011 exchange rate. GDS and Carbotech have filed for bankruptcy protection in Canada. Discovery is complete in this matter and a trial is currently expected to occur in the third or fourth quarter of fiscal 2012. The Company intends to vigorously defend against GDS’ claims.
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
7. 401(k) Plan
The Company has a 401(k) tax deferred savings plan that covers all eligible employees. The Company may make discretionary contributions to the plan. The Company made no contributions during fiscal year 2011 and 2010. The Company’s contribution during the fiscal year ended June 30 2009 was $387,000.

8. Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees may purchase shares of the Company’s common stock at 85% of its market value at the beginning of the six-month election period. Purchases are limited to 10% of an employee’s eligible compensation and the shares purchased are restricted from being sold for one year from the purchase date. At June 30, 2011, 78,991 shares remained available under the Plan. During fiscal years 2011 and 2010, 19,534 and 16,213 shares, respectively, were issued to employees. The average purchase price per share was $3.05 and $2.83 in fiscal years 2011 and 2010, respectively. No shares were issued to employees during fiscal year 2009. During fiscal years 2011, 2010 and 2009, the Company recorded non-cash stock based compensation expense of $22,000, $25,000 and $8,000, respectively, related to this plan.
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
The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $440,000, $536,000 and $693,000 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. As of June 30, 2011, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $258,000. The Company expects to recognize this cost over a weighted average vesting period of 1.4 years.
The Company received $182,000 in cash from option exercises under all share-based payment arrangements for the twelve months ended June 30, 2011. The actual tax benefit realized, that related to tax deductions for non-qualified options exercised and disqualifying dispositions under all share-based payment arrangements, totaled approximately, $70,000 for fiscal 2011.
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
Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, except as otherwise specified in the 2004 Stock Incentive Plan. As of June 30, 2011, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. All options outstanding under the 1992 and Directors Plans are vested and expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.
Activity under these Plans is shown in the following tables:

	Fiscal Year 2011			Fiscal Year 2010
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value(1)		Exercise	Value(1)
Shares subject to option	Shares	Price	($000)	Shares	Price	($000)
Outstanding at beginning of period	1,240,529	$6.29		1,435,592	$6.30
New Grants (based on fair value of common stock at dates of grant)	9,000	$6.42		20,000	$3.15
Exercised	(82,985)	$2.19		(49,575)	$3.29
Expired	(33,763)	$7.35		(139,383)	$6.90
Forfeited	(9,862)	$3.56		(26,105)	$6.69

Outstanding at end of period	1,122,919	$6.60	$1,252	1,240,529	$6.29	$814
Exercisable at end of period	922,069	$6.82	$845	849,206	$6.31	$550

	Fiscal Year 2009
		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value(1)
Shares subject to option	Shares	Price	($000)
Outstanding at beginning of period	1,291,037	$6.87
New Grants (based on fair value of common stock at dates of grant)	243,100	$3.07
Exercised	(13,680)	$5.19
Expired	(53,477)	$5.27
Forfeited	(31,388)	$7.79

Outstanding at end of period	1,435,592	$6.30	$427
Exercisable at end of period	821,008	$5.99	$324

(1)
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2011, 2010 and 2009, were $270,000, $42,000 and $16,000, respectively. The total fair value of shares vested during the fiscal years ended June 30, 2011, 2010 and 2009, were $490,000, $677,000 and $820,000, respectively.

The estimated fair value as of the date options were granted during the periods presented using the Black-Scholes option-pricing model, was as follows:

	2011	2010	2009
Weighted Average Estimated Fair Value Per Share Of Options Granted During The Period	$2.77	$1.38	$1.15
Assumptions:
Amortized Dividend Yield	—	—	—
Common Stock Price Volatility	47.32%	47.35%	39.86%
Risk Free Rate Of Return	1.84%	2.38%	1.93%
Expected Option Term (in years)	5	5	5
The following table summarizes information about stock options at June 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$1.24 to $2.08	102,670	1.07	$1.60	102,670	$1.60
2.80 to 5.24	227,900	7.72	$3.06	105,300	$3.06
5.72 to 8.81	618,849	4.76	$7.64	572,099	$7.58
8.92 to 14.03	173,500	6.22	$10.48	142,000	$10.35

$1.24 to $14.03	1,122,919	5.25	$6.60	922,069	$6.82

At June 30, 2011, options covering 176,864 shares were available for future grants under the 2004 Plan.
10. Income Taxes
Income (loss) from continuing operations before income taxes for U.S. and foreign operations was as follows (in thousands):

	2011	2010	2009
U.S.	$1,429	$(4,386)	$(2,242)
Foreign	1,432	1,389	(3,318)

Total	$2,861	$(2,997)	$(5,560)

The income tax (provision) benefit reflected in the statement of income consists of the following (in thousands):

	2011	2010	2009
Current (provision) benefit:
U.S. Federal & State	$(123)	$969	$(14)
Foreign	(235)	(468)	(452)
Deferred taxes
U.S.	(390)	1,651	1,222
Foreign	(287)	40	1,279

Total (provision) benefit	$(1,035)	$2,192	$2,035

The Company’s deferred tax assets are substantially represented by the tax benefit of net operating losses, tax credit carry-forwards and the tax benefit of future deductions represented by timing differences for unrealized losses on investments, allowances for bad debts, warranty expenses, deferred revenue and inventory obsolescence. The Company has a valuation allowance for tax credit carry-forwards in the United States that it expects will more likely than not expire prior to the tax benefit being realized. The Company also has a valuation allowance for net operating loss carry-forwards for some of its foreign operations. The components of deferred tax assets were as follows (in thousands):

	2011	2010	2009

Benefit of net operating losses	$5,481	$7,379	$6,657
Tax credit carry-forwards	4,486	4,240	4,125
Other, principally reserves	3,971	3,035	2,381

Deferred tax asset	13,938	14,654	13,163
Valuation allowance	(2,730)	(2,769)	(2,970)

Net deferred tax asset	$11,208	$11,885	$10,193

Rate reconciliation:
Provision at U.S. statutory rate	34.0%	34.0%	34.0%
Net effect of taxes on foreign activities	2.3%	(5.2)%	(3.6)%
Tax effect of U.S. permanent differences	(4.4)%	12.1%	3.9%
State taxes and other, net	0.9%	(0.2)%	0.1%
Adjustment of federal/foreign income taxes related to prior years	4.7%	25.7%	1.3%
Valuation allowance	(1.3)%	6.7%	0.9%

Effective tax rate	36.2%	73.1%	36.6%

No provision was made with respect to earnings as of June 30, 2011 that have been retained for use by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings. At June 30, 2011, the Company had net operating loss carry-forwards for federal income tax purposes of $15.0 million that expire in the years 2021 through 2030 and tax credit carry-forwards of $4.5 million of which $4.2 million expire in the years 2011 through 2030. Included in the federal net operating loss carry-forward is $6.2 million from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as an increase to additional paid-in-capital rather than a reduction of the income tax provision. The net change in the total valuation allowance for the years ended June 30, 2011, 2010 and 2009 was a decrease of $39,000, a decrease of $201,000 and an increase of $50,000, respectively.
On June 30, 2011, the Company had $1.1 million of unrecognized tax benefits, of which $1.1 million would affect the effective tax rate if recognized. As of June 30, 2010, the Company had $1.0 million of unrecognized tax benefits, of which $1.0 million would affect the effective tax rate if recognized. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. As of June 30, 2011 there was no accrued interest or penalties related to uncertain tax positions recorded on the Company’s financial statements. For U.S. federal income tax purposes, the tax years 2008 through 2011 remain open to examination by government tax authorities. For German income tax purposes, the 2008 through 2011 tax years remain open to examination by government tax authorities.
The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

Year End June 30,	2011
Balance, beginning of year	$1,048
Increases for tax positions related to the current year	48
Decreases for tax positions related to prior years	—

Balance, year end	$1,096

11. Segment and Geographic Information
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

	Industrial Business	Commercial Products
Reportable Segments ($000)	Unit	Business Unit	Consolidated

Twelve months ended June 30, 2011
Net sales	$50,847	$8,424	$59,271
Operating income (loss)	5,050	(2,906)	2,144
Assets, net	54,346	15,645	69,991
Accumulated depreciation and amortization	14,537	729	15,266

Twelve months ended June 30, 2010
Net sales	$40,199	$11,942	$52,141
Operating loss	(727)	(2,712)	(3,439)
Assets, net	42,498	22,155	64,653
Accumulated depreciation and amortization	13,730	361	14,091

Twelve months ended June 30, 2009
Net sales	$38,287	$23,249	$61,536
Operating income (loss)	(7,735)	2,890	(4,845)
Assets, net	34,355	31,004	65,359
Accumulated depreciation and amortization	13,272	491	13,763
The Company primarily accounts for geographic sales based on the country from which the sale is invoiced rather than the country to which the product is shipped. The Company operates in three primary geographic areas: The Americas (substantially all of which is the United States, with immaterial net sales in Brazil), Europe, and Asia.

Geographical Regions ($000)	Americas	Europe[1]	Asia	Consolidated

Twelve months ended June 30, 2011
Net sales	$28,829	$22,636	$7,806	$59,271
Long-lived assets, net	7,978	333	114	8,425

Twelve months ended June 30, 2010
Net sales	$26,232	$20,279	$5,630	$52,141
Long-lived assets, net	7,617	306	200	8,123

Twelve months ended June 30, 2009
Net sales	$38,846	$19,284	$3,406	$61,536
Long-lived assets, net	8,112	402	215	8,729

[1]
The Company’s German subsidiary had net external sales of $22.6 million, $20.3 million and $19.3 million in the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Long-lived assets of the Company’s German subsidiary were $314,000, $293,000 and $383,000 as of June 30, 2011, 2010 and 2009, respectively.

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
Evaluation Of Disclosure Controls And Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2011.
This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

Changes In Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION
None.
PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the captions “Matters to Come before the Meeting — Proposal 1: Election of Directors”, “Corporate Governance”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Code of Ethics” of the registrant’s proxy statement for 2011 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.
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
The information contained under the captions “Matters to Come before the Meeting — Proposal 1: Election of Directors — Director Compensation for Fiscal 2011”, “Matters to Come before the Meeting — Proposal 1: Election of Directors — Standard Director Compensation Arrangements” and “Compensation of Executive Officers” of the Proxy Statement is incorporated herein by reference.

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
EQUITY COMPENSATION PLAN INFORMATION
The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of June 30, 2011, including the 2004 Stock Incentive Plan, the 1992 Stock Option Plan, the Directors Stock Option Plan, the 1998 Global Team Member Stock Option Plan, and the Employee Stock Purchase Plan (together, the “Plans”):

				Number of securities
				remaining available for
	Number of securities		Weighted-average	future issuance under
	to be issued upon		exercise price of	equity compensation
	exercise of		outstanding	plans (excluding
	outstanding options,		options, warrants	securities
Plan Category	warrants and rights		and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders:
2004 Stock Incentive Plan	665,225	(1)	$6.99	176,864
1992 Stock Option Plan	98,000	(2)	$4.13	—
Directors Stock Option Plan	74,000	(2)	$5.35	—
Employee Stock Purchase Plan	7,626	(3)	$4.22	71,365

Total of equity compensation plans approved by shareholders	844,851		$6.49	248,229
Equity compensation plans not approved by shareholders: 1998 Global Team Member Stock Option Plan	285,694	(4)	$6.84	—

Total:	1,130,545		$6.58	248,229

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

(3)
Does not include an undeterminable number of shares subject to a payroll deduction election under the Employee Stock Purchase Plan for the period from July 1, 2011 until December 31, 2011, which will not be issued until January 2012.

(4)	The 1998 Global Team Member Stock Option Plan expired on February 25, 2008. No further grants under this plan will be made.
1998 Global Team Member Stock Option Plan
On February 26, 1998, the Company’s Board of Directors approved the 1998 Global Team Member Stock Option Plan (the “1998 Plan”), pursuant to which non-qualified stock options may be granted to employees who are not officers or directors or subject to Section 16 of the Exchange Act. The 1998 Plan has been amended by the Board of Directors on several occasions thereafter. The 1998 Plan expired on February 25, 2008. No further grants under this plan will be made. The expiration of the 1998 Plan does not affect any awards previously granted under the 1998 Plan.
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
The 1998 Plan provides for acceleration of vesting of awards in the event of a change in control of the Company. See “Compensation of Executive Officers — Potential Payments Upon Termination or Change in Control” of the Proxy Statement for a definition of change in control. The Board of Directors may amend or terminate the 1998 Plan at any time without shareholder approval, but no amendment or termination of the 1998 Plan or any award agreement may adversely affect any award previously granted under the 1998 Plan without the consent of the participant. The NASDAQ listing requirements prohibit the Company from amending the 1998 Plan to add additional shares of Common Stock without shareholder approval.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the captions “Corporate Governance — Board Leadership Structure and Board and Committee Information” and “Related Party Transactions” of the Proxy Statement is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the captions “Matters to Come Before the Meeting — Proposal 3: Ratification of Company’s Independent Registered Public Accounting Firm,” “Independent Accountants — Policy for Pre-Approval of Audit and Non-Audit Services” and “Independent Accountants — Fees Paid to Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.
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
Harry T. Rittenour, President and
Chief Executive Officer (Principal Executive Officer) Date: September 26, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Harry T. Rittenour Harry T. Rittenour	President, Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2011

/S/ John H. Lowry III John H. Lowry III	Vice President and Chief Financial Officer (Principal Financial Officer)	September 26, 2011

/S/ Sylvia M. Smith Sylvia M. Smith	Vice President and Controller (Principal Accounting Officer)	September 26, 2011

/S/ W. Richard Marz W. Richard Marz	Chairman of the Board and Director	September 26, 2011

David J. Beattie	Director	September 26, 2011

/S/ Kenneth R. Dabrowski Kenneth R. Dabrowski	Director	September 26, 2011

/S/ Philip J. DeCocco Philip J. DeCocco	Director	September 26, 2011

/S/ Robert S. Oswald Robert S. Oswald	Director	September 26, 2011

/S/ James A. Ratigan James A. Ratigan	Director	September 26, 2011

/S/ Terryll R. Smith Terryll R. Smith	Director	September 26, 2011

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.	Restated Articles of Incorporation and Bylaws.

3.1	Restated Articles of Incorporation, as amended to date, are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1998.

3.2	Amended and Restated Bylaws, as amended to date, are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2007.

4.	Instruments Defining the Rights of Securities Holders.

4.1	Articles IV, V and VI of the Company’s Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1998.

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

4.4
Revolving Credit Note dated November 15, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 4.21 of the Company’s Report on Form 10-Q for the Quarter Ended December 31, 2010.

4.5
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

4.6
Rights Agreement, dated as of March 24, 1998, between Perceptron, Inc. and American Stock Transfer & Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit 2 of the Company’s Report on Form 8-K filed March 24, 1998.

4.7
Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.9 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2002.

4.8
Amendment to Rights Agreement, dated as of March 17, 2008, between Perceptron, Inc. and American Stock Transfer & Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit 3 of the Company’s Form 8-A/A filed on March 20, 2008.

4.9
First Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2003.

4.10
Second Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.7 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2003.

4.11
Third Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 4.8 of the Company’s Report on Form 10-K for the Year Ended June 30, 2004.

4.12
Fourth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed January 5, 2005.

Exhibit No.		Description of Exhibits

4.13
Fifth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 4.10 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2005.

4.14
Sixth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 4.11 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2006.

4.15
Seventh Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed December 21, 2006.

4.16
Eighth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 4.14 of the Company’s Report on Form 10-K for the Year Ended June 30, 2008.

4.17
Ninth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10.49 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2008.

4.18
Tenth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10.41 of the Company’s Report on Form 8-K filed October 31, 2008.

4.19
Eleventh Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed November 10, 2009.

4.20
Twelfth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed July 2, 2010.

4.21
Thirteenth Amendment to Credit Agreement dated October 24, 2002, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed October 18, 2010.

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

Exhibit No.		Description of Exhibits

10.8	@
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

10.18	@
Form of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after January 1, 2006 is incorporated by reference to Exhibit 10.47 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2006.

10.19	@	Perceptron, Inc. Employee Stock Purchase Plan, as amended and restated as of October 22, 2004, is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed December 10, 2004.

10.20	@	Amendment No. 1 to Perceptron, Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed July 2, 1010.

10.21	@	Amended and Restated 1992 Stock Option Plan is incorporated herein by reference to Exhibit 10.53 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1996.

10.22	@	First Amendment to Amended and Restated 1992 Stock Plan is incorporated by reference to Exhibit 10.39 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1997.

10.23	@	Second Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.26 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1999.

10.24	@	Third Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.35 of the Company’s Report on Form 10-K for the Year Ended June 30, 2001.

10.25	@	Fourth Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.37 of the Company’s Report on Form 10-K for the Year Ended June 30, 2002.

10.26	@
Forms of Incentive Stock Option Agreements (Officers) and Non-Qualified Stock Option Agreements (Officers) under 1992 Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.30 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1999.

10.27	@	Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1996.

Exhibit No.		Description of Exhibits

10.28	@	First Amendment to Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.27 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1999.

10.29	@
Second Amendment to the Perceptron, Inc. Directors Stock Option Plan (Amended and Restated October 31, 1996) is incorporated by reference to Exhibit 10.33 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2000.

10.30	@
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

10.32	@	Written Description of 2008 Team Member Profit Sharing Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 9, 2007.

10.33	@	Written Description of 2010 Annual Incentive and Profit Sharing Plans is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 31, 2009.

10.34	@	Written Description of Fiscal 2011 Annual Incentive and Profit Sharing Plans is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed September 8, 2010.

10.35	@	Severance Agreement, dated December 18, 2008, between the Company and Harry T. Rittenour is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed December 24, 2008.

10.36	@	Severance Agreement, dated December 18, 2008, between the Company and Mark S. Hoefing is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on December 24, 2008.

10.37	@	Severance Agreement, dated December 18, 2008, between the Company and John H. Lowry III is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed December 24, 2008.

10.38	@	Severance Agreement, dated July 2, 2010, between the Company and Richard Price is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed July 2, 2010.

21.		A list of subsidiaries of the Company is incorporated by reference to Exhibit 21 of the Company’s Report on Form 10-K for the Year Ended June 30, 2008.

23.	*	Consent of Experts and Counsel.

31.		Rule 13a-14(a)/15d-14(a) Certifications.

31.1	*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.		Section 1350 Certifications.

32.1	*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.2	*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

@	Indicates a management contract, compensatory plan or arrangement.