Form 10-Q
period 2011-09-30
PERCEPTRON INC/MI
filed 2011-11-14
CIK 887226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2011.
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of November 7, 2011, was:

Common Stock, $0.01 par value	8,421,064

Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended September 30, 2011

Page
Number
COVER	1

INDEX	2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6. Exhibits	20

SIGNATURES	21

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amount)

	September 30,	June 30,
(In Thousands, Except Per Share Amount)	2011	2011
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$17,425	$12,105
Short-term investments	5,358	12,697
Receivables:
Billed receivables, net of allowance for doubtful accounts of $323 and $314, respectively	11,985	15,941
Unbilled receivables	694	690
Other receivables	328	917
Inventories, net of reserves of $1,631 and $1,645, respectively	7,564	6,773
Deferred taxes	3,828	3,828
Other current assets	2,465	1,235

Total current assets	49,647	54,186

Property and Equipment
Building and land	6,365	6,103
Machinery and equipment	14,192	14,423
Furniture and fixtures	1,015	973

	21,572	21,499
Less — Accumulated depreciation and amortization	(15,423)	(15,266)

Net property and equipment	6,149	6,233

Long-term Investments	2,192	2,192
Deferred Tax Asset	8,700	7,380

Total Assets	$66,688	$69,991

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,990	$2,162
Accrued liabilities and expenses	2,607	3,162
Accrued compensation	1,024	1,922
Income taxes payable	413	442
Deferred revenue	6,944	6,823
Liability for discontinued operations (Note 13)	1,937	—

Total current liabilities	14,915	14,511

Shareholders’ Equity
Preferred stock — no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,459 and 8,566, respectively	85	86
Accumulated other comprehensive income	250	1,106
Additional paid-in capital	38,662	39,288
Retained earnings	12,776	15,000

Total shareholders’ equity	51,773	55,480

Total Liabilities and Shareholders’ Equity	$66,688	$69,991

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands, Except Per Share Amounts)	2011	2010

Net Sales	$11,319	$12,753
Cost of Sales	7,968	8,035

Gross Profit	3,351	4,718

Operating Expenses
Selling, general and administrative	3,491	3,422
Engineering, research and development	1,834	2,118

Total operating expenses	5,325	5,540

Operating Loss	(1,974)	(822)

Other Income and (Expenses)
Interest income, net	66	45
Foreign currency gain (loss)	(142)	221

Total other income (expense)	(76)	266

Loss from Continuing Operations Before Income Taxes	(2,050)	(556)

Income Tax Benefit	783	204

Loss from Continuing Operations	(1,267)	(352)

Discontinued Operations
Litigation Settlement from Forest Products Business Unit net of $493 of taxes (Note 13)	(957)	—

Net Loss	$(2,224)	$(352)

Basic Earnings (Loss) Per Common Share
Continuing operations	($0.15)	($0.04)
Discontinued operations	(0.11)	—

Net Loss	($0.26)	($0.04)

Diluted Earnings (Loss) Per Common Share
Continuing operations	($0.15)	($0.04)
Discontinued operations	(0.11)	—

Net Loss	($0.26)	($0.04)

Weighted Average Common Shares Outstanding
Basic	8,519	8,979
Dilutive effect of stock options	—	—

Diluted	8,519	8,979

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands)	2011	2010

Cash Flows from Operating Activities
Net loss	$(2,224)	$(352)
Adjustments to reconcile net loss to net cash provided from (used for) operating activities:
Depreciation and amortization	282	265
Stock compensation expense	79	133
Deferred income taxes	(1,357)	(370)
Disposal of assets and other	31	30
Allowance for doubtful accounts	—	(3)
Changes in assets and liabilities
Receivables, net	4,445	3,789
Inventories	(870)	(222)
Accounts payable	(196)	(935)
Other current assets and liabilities	(543)	(256)

Net cash provided from (used for) operating activities	(353)	2,079

Cash Flows from Financing Activities
Proceeds from stock plans	42	72
Repurchase of company stock	(748)	—

Net cash provided from (used for) financing activities	(706)	72

Cash Flows from Investing Activities
Purchases of short-term investments	(3,159)	(2,752)
Sales of short-term investments	10,216	3,058
Capital expenditures	(217)	(317)

Net cash provided from (used for) investing activities	6,840	(11)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(461)	347

Net Increase in Cash and Cash Equivalents	5,320	2,487
Cash and Cash Equivalents, July 1	12,105	9,789

Cash and Cash Equivalents, September 30	$17,425	$12,276

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying Consolidated Financial Statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
2. New Accounting Pronouncements
On July 1, 2011, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll-forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Adoption of this new guidance did not have a material impact on the Company’s financial statements.
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
When available, the Company allocates arrangement consideration to each element in a multiple element arrangement based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence. Because the Company’s products contain a significant level of proprietary technology, customization or differentiation such that comparable pricing of products with similar functionality cannot be obtained, the Company uses, in these cases, its best estimate of selling price (“BESP”). The Company determines the BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin.

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
The following table presents the Company’s investments at September 30, 2011 and June 30, 2011 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820.

(in thousands)	September 30, 2011	Level 1	Level 2	Level 3
Short-Term Investments	$2,188	$68	$2,120	—
Long-Term Investments	$2,192	—	—	$2,192

(in thousands)	June 30, 2011	Level 1	Level 2	Level 3
Short-Term Investments	$32	$32	—	—
Long-Term Investments	$2,192	—	—	$2,192
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
5. Inventory
Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1.6 million at September 30, 2011 and June 30, 2011 respectively, is comprised of the following (in thousands):

	September 30,	June 30,
Inventory	2011	2011
Component parts	$2,783	$2,388
Work in process	347	257
Finished goods	4,434	4,128

Total	$7,564	$6,773

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
At September 30, 2011, the Company had $5.4 million of short-term investments, of which $3.0 million were in time deposits.
At September 30, 2011, the Company holds long-term investments in preferred stock investments that are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company estimated that the fair market value of these investments at September 30, 2011 was $2.2 million based on an internal valuation model and an independent valuation completed in fiscal 2009 by an external independent valuation firm. The fair market analysis considered the following key inputs, (i) the underlying structure of each security; (ii) the present value of the future principal and dividend payments discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of each security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.
The following table summarizes the Company’s changes in Level 3 financial instruments that are measured at fair value on a recurring basis:
Three Months Ended September 30, 2011

	Preferred Stock	Total
Balance, beginning of period	$2,192	$2,192
Total realized and unrealized gains (losses):
Included in other income (expense)	0	0
Included in other comprehensive income	0	0

Balance, end of period	$2,192	$2,192

Change in unrealized gains (losses) included in other in other income (expense) related to assets held as of September 30, 2011	$0	$0
Three Months Ended September 30, 2010

	Preferred Stock	Total
Balance, beginning of period	$2,192	$2,192
Total realized and unrealized gains (losses):
Included in other income (expense)	0	0
Included in other comprehensive income	0	0

Balance, end of period	$2,192	$2,192

Change in unrealized gains (losses) included in other in other income (expense) related to assets held as of September 30, 2010	$0	$0

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
At September 30, 2011 and 2010, the Company had no forward exchange contracts outstanding.
8. Comprehensive Income
Comprehensive income is defined as the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income, net of tax, for the applicable periods is as follows (in thousands):

Three Months Ended September 30,	2011	2010
Net Loss	$(2,224)	$(352)
Other Comprehensive Income:
Foreign currency translation adjustments	(856)	1,629

Total Comprehensive Income (Loss)	$(3,080)	$1,277

9. Credit Facilities
The Company had no debt outstanding at September 30, 2011.
The Company has a $6.0 million secured Credit Agreement which expires on November 1, 2012. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated currently at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during a period of time during which the Libor-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, using the interest rate established by Comerica Bank as its prime rate for its borrowers. Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment. The Credit Agreement prohibits the Company from paying dividends but permits the Company to repurchase up to $5.0 million of its common stock through December 31, 2011. In addition, the Credit Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the Credit Agreement, minus the aggregate amount paid by the Company to redeem its shares of its common stock during the period beginning October 18, 2010 and ending December 31, 2011. The Credit Agreement also requires the Company to have no advances outstanding for 30 days each calendar year. At September 30, 2011, the Credit Agreement required a Tangible Net Worth of not less than $31.6 million and supported outstanding letters of credit totaling $311,000.
At September 30, 2011, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 euros (equivalent to approximately $408,000). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 euros of borrowings and 2.0% for borrowings over 100,000 euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2011, GmbH had no borrowings outstanding.

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
The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $79,000 and $133,000 in the three months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $479,000. The Company expects to recognize this cost over a weighted average vesting period of 2.9 years.
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
Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, except as otherwise specified in the 2004 Stock Incentive Plan. As of September 30, 2011, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. All options outstanding under the 1992 and Directors Plans are vested and expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.
The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, was as follows:

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
Weighted Average Estimated Fair Value Per Share of Options Granted During the Period	$2.50	—
Assumptions:
Amortized Dividend Yield	—	—
Common Stock Price Volatility	46.14%	—
Risk Free Rate of Return	0.90%	—
Expected Option Term (in years)	5	—
The Company received $10,000 in cash from option exercises under all share-based payment arrangements for the three months ended September 30, 2011.

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
Options to purchase 820,000 and 817,000 shares of common stock outstanding in the three months ended September 30, 2011 and 2010, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.
12. Commitments and Contingencies
Management is currently unaware of any significant pending litigation affecting the Company, other than the matters set forth below.
The Company was a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleged that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleged that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company in March 2002, was liable for GDS’ damages. USNR sought indemnification from the Company under the terms of existing contracts between the Company and USNR. Carbotech filed for bankruptcy protection and therefore did not defend the matter. GDS sought compensatory damages against the Company, Carbotech and USNR of approximately $5.0 million using a September 30, 2011 exchange rate, plus interest and costs. As a result of discussions by the parties, their counsel and the court at a court ordered settlement conference held on September 28, 2011 and to avoid the extensive costs of preparing for, and conducting, a trial estimated to last five weeks in Quebec City, Quebec, Canada, the Company, GDS and USNR agreed to settle all claims arising from this litigation. The Company did not admit liability in resolving the matter. The Company believes it was in the best interest of Perceptron and its shareholders to settle the case and remove the uncertainty and considerable expense associated with continuing litigation. Pursuant to the settlement, the Company agreed to pay GDS $2 million Canadian dollars (equivalent to approximately $1.9 million using a September 30, 2011 exchange rate), in one installment within thirty days of the settlement. GDS and USNR fully released the Company from any further claims relating to this matter. The Company funded the settlement from available cash on October 28, 2011.
The Company was a party to a suit filed by i-CEM Service, Inc. and 3CEMS Prime on or about July 1, 2010 in the Federal Court for the Northern District of Illinois. The suit alleged that the Company breached its contractual and common law indemnification obligations by failing to pay for component parts used to manufacture optical video scopes. The suit sought damages of not less than $4 million. On October 27, 2011, the Federal Court granted the Company’s motion to reconsider the granting of i-CEM’s motion to add 3CEMS Prime as a party to the suit. Because the Federal Court did not allow 3CEMS Prime to join the suit as a third party plaintiff, and i-CEM was not a party to the contract at issue, the Federal Court terminated the suit.
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

13. Discontinued Operations
In the first quarter of fiscal 2012, the Company recorded a $957,000 loss from discontinued operations, net of $493,000 in taxes, that related to a settlement of a lawsuit filed in 2002 involving the Company’s discontinued Forest Product Business Unit. See “Commitment and Contingencies” above for further information on the lawsuit. The Company agreed to settle the suit for $2.0 million Canadian dollars (approximately $1.9 million using a September 30, 2011 exchange rate). The Company also had accruals related to this matter of approximately $500,000. The Company paid the litigation settlement in full for $2.0 million on October 28, 2011.
14. Segment Information
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

		Commercial
	Industrial	Products Business
Reportable Segments ($000)	Business Unit	Unit	Consolidated

Three months ended September 30, 2011
Net sales	$9,145	$2,174	$11,319
Operating loss	(1,398)	(576)	(1,974)
Assets	44,609	22,079	66,688
Accumulated depreciation and amortization	14,567	856	15,423

Three months ended September 30, 2010
Net sales	$9,753	$3,000	$12,753
Operating loss	(215)	(607)	(822)
Assets	41,573	24,278	65,851
Accumulated depreciation and amortization	14,084	439	14,523
15. Subsequent Events
The Company has evaluated subsequent events through the date that the consolidated financial statements were issued. No events have taken place that meet the definition of a subsequent event that requires disclosure in this filing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT
We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2012 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2012 and future cash flow requirements. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10K for fiscal year 2011. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s Industrial Business Unit segment products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s Industrial Business Unit segment products have shorter lead times than other components and are required later in the process, orders for the Company’s Industrial Business Unit segment products tend to be given later in the integration process. The Company’s Commercial Products Business Unit segment products are subject to the timing of firm orders from its customers, which may change on a monthly basis. In addition, because the Company’s Commercial Products Business Unit segment products require short lead times from firm order to delivery, the Company purchases long lead time components before firm orders are in hand. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products, expand into new geographic markets and successfully negotiate new sales or supply agreements with new customers. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.
OVERVIEW
Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact measurement and inspection solutions for industrial and commercial applications. The Company’s primary operations are in North America, South America, Europe and Asia. The Company has two operating segments, the Industrial Business Unit (“IBU”) and the Commercial Products Business Unit (“CBU”). The IBU’s non-contact measurement solutions are further segmented into Automated Systems and Technology Components. Automated Systems products consist of a number of complete metrology solutions for industrial process control — AutoGauge®, AutoGauge® Plus, AutoFit®, AutoScan®, and AutoGuide® — that are primarily used by the Company’s customers to improve product quality, shorten product launch cycles, reduce overall manufacturing costs, and manage complex manufacturing processes. Technology Components products include ScanWorks®, ScanWorks®xyz, ToolKit, WheelWorks® and Multi-line Sensor products that target the digitizing, reverse engineering, inspection and original equipment manufacturers (“OEMs”) wheel alignment markets. Additionally, the IBU provides a number of Value Added Services that are primarily related to the Automated Systems line of products. The largest market served by IBU is the automotive market.

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
During the first quarter of fiscal 2012, IBU advanced its Helix™ 3D Metrology Solution product development initiative towards commercialization by installing its first Helix system in a production environment and completing additional application testing. Helix™ is an innovative and versatile 3D metrology platform that enables manufacturers to perform their most challenging measurement tasks with unparalleled ease and precision. It combines more than 25 years of laser-triangulation and 3D metrology experience with recent technological advances to create the most unique and powerful solution in the market. Helix™ solutions will offer the world’s only sensors with Intelligent Illumination™, a patent-pending breakthrough that will allow users to control virtually every aspect of the sensor’s calibrated light source. By customizing the quantity, density, and orientation of the sensor’s laser lines through a simple user interface, image acquisition is optimized on a feature-by-feature basis. The user can configure tightly spaced laser lines for small, complex features, increase the number of laser lines to robustly measure challenging materials, and alter the orientation of the laser lines to accommodate the differences between multiple parts manufactured on the same assembly line. Although the Company’s first Helix product is in a limited production phase, the Company has received orders from three customers, one from each global region. The latest order was received in the first quarter of fiscal 2012 for a Helix system in North America. The Company expects limited first generation Helix product sales in the second quarter of fiscal 2012. Additional products will be released for field installation in phases in the future.
In the first quarter of fiscal 2012, CBU began shipping the new Rothenberger Module 25/16 and the new Rothenberger Module Roloc Plus for the plumbing market. The Module 25/16 is a 16 meter imager system incorporating the Company’s patented Up is Up™ visualization technology and a built-in SONDE transmitter. The Roloc Plus is a line detector accessory that connects to the Roscope® 1000 creating a tool to locate pipes and cables buried underground. The Roloc Plus works in conjunction with the Module 25/16 to provide a complete plumbing diagnostic and location system. CBU also expects to begin shipping the new BK8000 wireless touchscreen borescope for the mechanics market in the second quarter of fiscal 2012.
In the first quarter of fiscal 2012, the Company recorded a $957,000, net of tax, loss from discontinued operations that primarily related to a settlement of a lawsuit filed in 2002 involving the Company’s discontinued Forest Product Business Unit. The Company agreed to settle the suit for $2.0 million Canadian dollars (approximately $1.9 million using a September 30, 2011 exchange rate). By settling the lawsuit, the Company was able to avoid the cost of preparing for and completing what was estimated to be a five week trial in Quebec City, and eliminate any future uncertainty as to the outcome. GDS was seeking approximately $5.0 million in compensatory damages. The Company also had accruals related to this matter of approximately $500,000. On October 28, 2011, the Company paid the litigation settlement in full for $2.0 million.
Outlook — The Company expects higher sales in each of the remaining three quarters of fiscal 2012 as it fulfills its record high backlog. Sales in the second and third quarter are expected to be particularly good. IBU’s bookings received during the early part of the second quarter continued to be very good. IBU’s backlog is expected to be worked down from its record level over the next several quarters. The Company is concerned about CBU’s bookings levels and continues to work with its strategic partners in each of its four markets to address booking levels. Due to the uncertainty of the global economic picture and the Company’s limited experience with recently introduced CBU products, it is difficult to forecast specific revenue growth levels for fiscal 2012. However, based on the current strength of the business, the Company expects to be profitable in fiscal 2012 despite the impact of the GDS legal settlement.

The Company’s financial base remains strong with no debt and approximately $22.8 million of cash, cash equivalents and short-term investments at September 30, 2011 to support growth plans. Near-term, the Company will continue to focus on releasing new Helix sensors and associated software, and geographic growth, principally in Asia.
RESULTS OF OPERATIONS
Overview — For the first quarter of fiscal 2012, the Company reported a net loss from continuing operations of $1.3 million, or $0.15 per diluted share, compared to a net loss of $352,000 or $0.04 per diluted share, for the first quarter of fiscal 2011. In the quarter ended September 30, 2011, the Company recorded a $957,000 loss from discontinued operations, net of taxes, or $0.11 per diluted share, related to the settlement of a lawsuit filed in 2002 involving the Company’s discontinued forest products business. See Note 12 to the Consolidated Financial Statements, “Commitments and Contingencies” and Note 13, “Discontinued Operations”, for further information on the lawsuit and discontinued operations. The Company sold substantially all of the assets of its forest products business unit in March 2002. The Company’s net loss for the first quarter of fiscal 2012 was $2.2 million, or $0.26 per diluted share compared to a net loss of $352,000 or $0.04 per diluted share for the first quarter of fiscal 2011. Specific line item results are described below.
Sales — Sales decreased 11.7% or $1.5 million to $11.3 million in the first quarter of fiscal 2012 compared to net sales of $12.8 million in the same period one year ago. The following tables show comparative data regarding the Company’s net sales by segment and geographic location.

	First		First
Sales (by segment)	Quarter		Quarter
(in millions)	2012		2011		Increase/(Decrease)
Industrial Business Unit	$9.1	80.5%	$9.8	76.6%	$(0.7)	(7.1)%
Commercial Products Business Unit	2.2	19.5%	3.0	23.4%	(0.8)	(26.7)%

Totals	$11.3	100.0%	$12.8	100.0%	$(1.5)	(11.7)%

	First		First
Sales (by location)	Quarter		Quarter
(in millions)	2012		2011		Increase/(Decrease)
Americas	$4.8	42.5%	$5.9	46.1%	$(1.1)	(18.6)%
Europe	4.1	36.3%	4.8	37.5%	(0.7)	(14.6)%
Asia	2.4	21.2%	2.1	16.4%	0.3	14.3%

Totals	$11.3	100.0%	$12.8	100.0%	$(1.5)	(11.7)%

Sales in the IBU segment decreased $700,000, primarily due to lower sales of Technology Components products and to a lesser extent, lower sales of Value Added Services that were partially offset by increased sales of Automated Systems products. Due to the cyclical nature of IBU’s business and the timelines of its customers, it is not unusual for sales levels to fluctuate from quarter to quarter. Sales in the CBU segment decreased $800,000 primarily from lower sales in the mechanics market and, to a lesser extent, lower sales in the plumbing market that were partially offset by increased sales in the construction market. The decrease in CBU sales was also the primary reason for the decrease in the Americas. Sales in Europe were lower primarily due to lower Technology Components sales and to a lesser extent lower Value Added Services, partially offset by higher sales of Automated Systems. The stronger euro currency rate had the effect of mitigating the lower sales by approximately $350,000. The sales in Asia increased primarily due to higher Technology Component sales, partially offset by lower Automated Systems products sales.

Bookings — Bookings represent new orders received from customers. The Company had $19.7 million of new order bookings during the first quarter of fiscal 2012, an increase of 32.2% over new order bookings of $14.9 million for the same quarter one year ago. The amount of new order bookings fluctuates from one period to another and is not necessarily indicative of the future operating performance of the Company. The following tables show comparative data regarding the Company’s bookings by segment and geographic location.

	First		First
Bookings (by segment)	Quarter		Quarter
(in millions)	2012		2011		Increase/(Decrease)
Industrial Business Unit	$18.4	93.4%	$14.0	94.0%	$4.4	31.4%
Commercial Products Business Unit	1.3	6.6%	0.9	6.0%	0.4	44.4%

Totals	$19.7	100.0%	$14.9	100.0%	$4.8	32.2%

	First		First
Bookings (by location)	Quarter		Quarter
(in millions)	2012		2011		Increase/(Decrease)
Americas	$8.1	41.1%	$4.4	29.5%	$3.7	84.1%
Europe	6.9	35.0%	7.0	47.0%	(0.1)	(1.4)%
Asia	4.7	23.9%	3.5	23.5%	1.2	34.3%

Totals	$19.7	100.0%	$14.9	100.0%	$4.8	32.2%

IBU bookings increased $4.4 million primarily as a result of higher Automated Systems products bookings which were partially offset by lower Technology Component bookings. CBU bookings increased $400,000 primarily from increased bookings in the construction market and to a lesser extent increased bookings in the mechanics market. Partially offsetting CBU increased bookings were lower bookings in the electrical market. IBU bookings in the Americas increased by $3.7 million primarily from Automated Systems products that were partially offset by lower bookings for Technology Component products. European IBU bookings were essentially flat when compared to the prior year and represented increased bookings of Automated Systems products being offset by lower bookings of Technology Component products. The increase in Asian bookings was primarily for Automated Systems products.
Backlog — Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was a record $34.8 million as of September 30, 2011 compared to $22.1 million as of September 30, 2010. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer. The Company expects to be able to fill substantially all of the orders in its backlog during the following eighteen months. The following tables show comparative data regarding the Company’s backlog by segment and geographic location.

	First		First
Backlog (by segment)	Quarter		Quarter
(in millions)	2012		2011		Increase/(Decrease)
Industrial Business Unit	$33.2	95.4%	$21.0	95.0%	$12.2	58.1%
Commercial Products Business Unit	1.6	4.6%	1.1	5.0%	0.5	45.5%

Totals	$34.8	100.0%	$22.1	100.0%	$12.7	57.5%

	First		First
Backlog (by location)	Quarter		Quarter
(in millions)	2012		2011		Increase/(Decrease)
Americas	$13.4	38.5%	$7.2	32.6%	$6.2	86.1%
Europe	11.5	33.1%	10.4	47.1%	1.1	10.6%
Asia	9.9	28.4%	4.5	20.3%	5.4	120.0%

Totals	$34.8	100.0%	$22.1	100.0%	$12.7	57.5%

The backlog on September 30, 2011 of $34.8 million was a record high backlog for the Company. IBU’s backlog of $33.2 million was also a record high for this business unit. The increase in IBU backlog primarily related to an increase in the backlog of Automated Systems products that was partially offset by lower backlog in Technology Component products. CBU’s backlog increased $500,000 as a result of increased backlog in the mechanics market and to a lesser extent increased backlog in the plumbing market. Partially offsetting the CBU backlog increases were lower backlogs in the construction and electronics market.

Gross Profit — Gross profit was $3.4 million, or 29.6% of sales, in the first quarter of fiscal year 2012, as compared to $4.7 million, or 37.0% of sales, in the first quarter of fiscal year 2011. The reduction in gross margin primarily reflected the effect of the lower sales in fiscal 2012. Also contributing to the reduction in gross margin was higher personnel related costs and outside labor costs related to deferred revenue in IBU. The higher personnel related costs include merit increases that were not effective until the third quarter of fiscal 2011 and the reinstatement of the 401k match in fiscal 2012. Mitigating the lower margin was the effect of the stronger euro rate in the current quarter that had the effect of increasing gross profit by approximately $260,000. CBU had higher depreciation expense related to tooling in the first quarter of fiscal 2012 that was offset by lower warranty and scrap expenses as compared to the first quarter of fiscal 2011.
Selling, General and Administrative (SG&A) Expenses — SG&A expenses were $3.5 million in the quarter ended September 30, 2011 compared to $3.4 million in the first quarter a year ago. The $69,000 increase in SG&A expenses in fiscal 2012 was primarily due to higher salaries and benefit expenses that were offset by lower advertising expenses. The stronger euro rate in the current quarter also negatively impacted the comparison by approximately $70,000.
Engineering, Research and Development (R&D) Expenses — Engineering and R&D expenses were $1.8 million in the quarter ended September 30, 2011 compared to $2.1 million in the first quarter a year ago. The decrease primarily related to lower engineering materials and less outside contractor costs.
Interest Income, net — Net interest income was $66,000 in the first quarter of fiscal 2012 compared with net interest income of $45,000 in the first quarter of fiscal 2011. The increase was primarily due to higher interest rates in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.
Foreign Currency — There was a net foreign currency loss of $142,000 in the first quarter of fiscal 2012 compared with a net foreign currency gain of $221,000 in the first quarter of fiscal 2011. The difference relates primarily to foreign currency changes in the euro and to a lesser extent the Indian Rupee within the respective quarters.
Income Tax Benefit — The effective tax rate for the first quarter of fiscal 2012 was 38.2% compared to 36.6% in the first quarter of fiscal 2011 and primarily reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their countries’ respective tax rates. The effective tax rates in the United States were 33.8% and 31.9% on a pretax loss in the fiscal 2012 and 2011 quarters, respectively. The foreign subsidiaries combined effective tax rates were 6.4% and 30.1% on combined pretax income in the fiscal 2012 and 2011 quarters, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash and cash equivalents were $17.4 million at September 30, 2011, compared to $12.1 million at June 30, 2011. The cash increase of $5.3 million for the quarter ended September 30, 2011 resulted primarily from $7.1 million generated from the net sales/maturities of investments which was partially offset by the use of cash to repurchase $748,000 of the Company’s stock, $353,000 used in operating activities, a reduction in cash of $461,000 related to the effect of exchange rates changes and $217,000 for capital expenditures.
The $353,000 of cash used for operations was primarily related to the net loss for the quarter of $2.2 million and adjustments for non-cash items of $965,000 that was partially offset by favorable changes in assets and liabilities of $2.8 million. The $2.8 million change in assets and liabilities resulted primarily from cash collections of receivables of $4.4 million, partially offset by an increase in inventory of $870,000, a reduction in other current assets and liabilities of $543,000 and a reduction in accounts payable of $196,000. The increase in inventory was due to purchases of items required to fill orders in backlog. The reduction in current assets and liabilities primarily represented a reduction in accrued compensation related to the payment of the fiscal 2011 profit sharing amount. The change in accounts payable related to normal fluctuations in the timing of payments.
The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the first quarter of fiscal 2012, the Company’s reserve for obsolescence decreased by $14,000 which resulted from additional reserves for obsolescence of approximately $36,000 that were offset by $50,000 of disposals and the effect of changes in foreign currency on inventory.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company increased its allowance for doubtful accounts by a net $9,000 in the first quarter of fiscal 2012.
The Company had no debt outstanding at September 30, 2011. The Company has a $6.0 million secured Credit Agreement which expires on November 1, 2012. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated currently at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. The Company may not select a Prime-based rate for Advances except during a period of time during which the Libor-based rate is not available as the applicable interest rate. Interest on Prime-based Advances is payable on the first business day of each month commencing on the first business day following the month during which such Advance is made and at maturity and is calculated daily, using the interest rate established by Comerica Bank as its prime rate for its borrowers. Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment. The Credit Agreement prohibits the Company from paying dividends but permits the Company to repurchase up to $5.0 million of its common stock through December 31, 2011. In addition, the Credit Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the Credit Agreement, minus the aggregate amount paid by the Company to redeem its shares of its common stock during the period beginning October 18, 2010 and ending December 31, 2011. The Credit Agreement also requires the Company to have no advances outstanding for 30 days each calendar year. At September 30, 2011, the Credit Agreement required a Tangible Net Worth of not less than $31.6 million and supported outstanding letters of credit totaling $311,000.
At September 30, 2011, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 300,000 euros (equivalent to approximately $408,000). The facility may be used to finance working capital needs and equipment purchases or capital leases. Any borrowings for working capital needs will bear interest at 9.0% on the first 100,000 euros of borrowings and 2.0% for borrowings over 100,000 euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2011, GmbH had no borrowings outstanding.
For a discussion of certain contingencies relating to the Company’s liquidity, financial position and results of operations, see Note 12 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q, Item 3, “Legal Proceedings” and Note 6 to the Consolidated Financial Statements, “Contingencies”, of the Company’s Annual Report on Form 10-K for fiscal year 2011. See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Litigation and Other Contingencies” of the Company’s Annual Report on Form 10-K for fiscal year 2011.
At September 30, 2011, the Company had short-term investments totaling $5.4 million and long-term investments valued at $2.2 million. See Note 6 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, for further information on the Company’s investments and their current valuation. The market for the long-term investments is currently illiquid.
On October 28, 2011, the Company paid the GDS litigation settlement in full for $2.0 million.
On October 19, 2010, the Company’s Board of Directors (”Board”) approved a stock repurchase program authorizing the Company to repurchase up to $5.0 million of the Company’s Common Stock through December 31, 2011. See also, Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q and Part II Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s Annual Report on Form 10-K for the fiscal year 2011 for further information on this program. Pursuant to the authorization, the Company has repurchased 121,845 shares of Common Stock at an average price of $6.09 per share during the three months ended September 30, 2011 for total cash of $748,349 which includes commissions and fees.

The Company expects to spend approximately $2.3 million during fiscal year 2012 for capital equipment, although there is no binding commitment to do so. Based on the Company’s current business plan, the Company believes that available cash on hand, short-term investments and existing credit facilities will be sufficient to fund anticipated fiscal year 2012 cash flow requirements, except to the extent that the Company implements business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.
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
CRITICAL ACCOUNTING POLICIES
A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for fiscal year 2011.
New Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 2 to the Consolidated Financial Statements, “New Accounting Pronouncements”.

ITEM 4.	CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 (b) of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2011 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company was a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleged that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleged that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company in March 2002, was liable for GDS’ damages. USNR sought indemnification from the Company under the terms of existing contracts between the Company and USNR. Carbotech filed for bankruptcy protection and therefore did not defend the matter. GDS sought compensatory damages against the Company, Carbotech and USNR of approximately $5.0 million using a September 30, 2011 exchange rate, plus interest and costs.

As a result of discussions by the parties, their counsel and the court at a court ordered settlement conference held on September 28, 2011 and to avoid the extensive costs of preparing for, and conducting, a trial estimated to last five weeks in Quebec City, Quebec, Canada, the Company, GDS and USNR agreed to settle all claims arising from this litigation. The Company did not admit liability in resolving the matter. The Company believes it was in the best interest of Perceptron and its shareholders to settle the case and remove the uncertainty and considerable expense associated with continuing litigation. Pursuant to the settlement, the Company agreed to pay GDS $2 million Canadian dollars (equivalent to approximately $1.9 million using a September 30, 2011 exchange rate), in one installment within thirty days of the settlement. GDS and USNR fully released the Company from any further claims relating to this matter. The Company funded the settlement from available cash on October 28, 2011.
The Company was a party to a suit filed by i-CEM Service, Inc. and 3CEMS Prime on or about July 1, 2010 in the Federal Court for the Northern District of Illinois. The suit alleged that the Company breached its contractual and common law indemnification obligations by failing to pay for component parts used to manufacture optical video scopes. The suit sought damages of not less than $4 million. On October 27, 2011, the Federal Court granted the Company’s motion to reconsider the granting of i-CEM’s motion to add 3CEMS Prime as a party to the suit. Because the Federal Court did not allow 3CEMS Prime to join the suit as a third party plaintiff, and i-CEM was not a party to the contract at issue, the Federal Court terminated the suit.
ITEM 1A. RISK FACTORS
There have been no material changes made to the risk factors listed in “Item 1A — Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning the Company’s repurchases of its Common Stock during the quarter ended September 30, 2011. All shares were purchased pursuant to the Company’s stock repurchase program described below.

			(c) Total Number
			of Shares	(d) Approximate
	(a) Total		Purchased as	Dollar Value of Shares
	Number of	(b) Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Program	Program
July 1-29, 2011	29,596	$6.27	29,596	$1,641,390
August 1-31, 2011	49,880	$6.16	49,880	$1,334,075
September 1-30, 2011	42,369	$5.88	42,369	$1,084,845

Total	121,845	$6.09	121,845	$1,084,845

On October 19, 2010, the Company’s Board of Directors (”Board”) approved a stock repurchase program authorizing the Company to repurchase up to $5.0 million of the Company’s Common Stock through December 31, 2011. The Company was authorized to buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices. The program may be discontinued at any time. The Company also announced that it had entered into a Rule 10b5-1 trading plan (“Repurchase Plan”) with Barrington Research Associates, Inc. to purchase up to $5.0 million of the Company’s Common Stock through December 31, 2011 (less the dollar amount of purchases by the Company outside the Repurchase Plan), in open market or privately negotiated transactions, in accordance with the requirements of Rule 10b-18. Pursuant to the authorization, the Company repurchased 121,845 shares of Common Stock at an average price of $6.09 per share during the quarter ended September 30, 2011.
ITEM 6. EXHIBITS

31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a — 14(b) of the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc. (Registrant)
Date: November 11, 2011	By:	/S/ Harry T. Rittenour
Harry T. Rittenour
President and Chief Executive Officer

Date: November 11, 2011	By:	/S/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 11, 2011	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)