Form 10-Q
period 2011-12-31
PERCEPTRON INC/MI
filed 2012-02-13
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2011.

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of February 8, 2012, was:

Common Stock, $0.01 par value	8,395,335
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2011

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amount)

	September 30,	September 30,
	December 31,	June 30,
(In Thousands, Except Per Share Amount)	2011	2011
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$9,472	$12,105
Short-term investments	9,603	12,697
Receivables:
Billed receivables, net of allowance for doubtful accounts of $361 and $314, respectively	16,157	15,941
Unbilled receivables	719	690
Other receivables	223	917
Inventories, net of reserves of $1,618 and $1,645, respectively	6,903	6,773
Deferred taxes	3,828	3,828
Other current assets	1,804	1,235

Total current assets	48,709	54,186

Property and Equipment
Building and land	6,389	6,103
Machinery and equipment	14,318	14,423
Furniture and fixtures	1,009	973

	21,716	21,499
Less - Accumulated depreciation and amortization	(15,589)	(15,266)

Net property and equipment	6,127	6,233

Long-term Investments	2,192	2,192
Deferred Tax Asset	8,278	7,380

Total Assets	$65,306	$69,991

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,227	$2,162
Accrued liabilities and expenses	2,852	3,162
Accrued compensation	1,173	1,922
Income taxes payable	586	442
Deferred revenue	6,120	6,823

Total current liabilities	12,958	14,511

Shareholders’ Equity
Preferred stock - no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,387 and 8,566, respectively	84	86
Accumulated other comprehensive income	(519)	1,106
Additional paid-in capital	38,261	39,288
Retained earnings	14,522	15,000

Total shareholders’ equity	52,348	55,480

Total Liabilities and Shareholders’ Equity	$65,306	$69,991

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands, Except Per Share Amounts)	2011	2010	2011	2010

Net Sales	$17,381	$16,341	$28,700	$29,094

Cost of Sales	9,438	9,221	17,406	17,256

Gross Profit	7,943	7,120	11,294	11,838

Operating Expenses
Selling, general and administrative	3,715	3,650	7,206	7,072
Engineering, research and development	1,777	1,972	3,611	4,090

Total operating expenses	5,492	5,622	10,817	11,162

Operating Income	2,451	1,498	477	676

Other Income and (Expenses)
Interest income, net	65	56	131	101
Foreign currency gain (loss)	(143)	(10)	(285)	211
Other	157	—	157	—

Total other income	79	46	3	312

Income from Continuing Operations Before Income Taxes	2,530	1,544	480	988

Income Tax (Expense) Benefit	(732)	(517)	51	(313)

Income from Continuing Operations	1,798	1,027	531	675

Discountinued Operations
Litigation Settlement from Forest Products Business Unit net of $27 and $493 of taxes, respectively (Note 13)	(52)	—	(1,009)	—

Net Income (Loss)	$1,746	$1,027	$(478)	$675

Basic Earnings (Loss) Per Common Share
Continuing operations	$0.21	$0.11	$0.06	$0.08
Discontinued operations	(0.01)	—	(0.12)	—

Net Income (Loss)	$0.20	$0.11	($0.06)	$0.08

Diluted Earnings (Loss) Per Common Share
Continuing operations	$0.21	$0.11	$0.06	$0.07
Discontinued operations	(0.01)	—	(0.12)	—

Net Income (Loss)	$0.20	$0.11	($0.06)	$0.07

Weighted Average Common Shares Outstanding
Basic	8,421	8,992	8,470	8,985
Dilutive effect of stock options	110	163	—	154

Diluted	8,531	9,155	8,470	9,139

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	September 30,	September 30,
	Six Months Ended
	December 31,
(In Thousands)	2011	2010

Cash Flows from Operating Activities
Net income (loss)	$(478)	$675
Loss from discontinued operations	1,009	—
Adjustments to reconcile net loss to net cash provided from (used for) operating activities:
Depreciation and amortization	570	540
Stock compensation expense	145	237
Deferred income taxes	(462)	(463)
Disposal of assets and other	50	22
Allowance for doubtful accounts	1	43
Changes in assets and liabilities
Receivables, net	(149)	1,195
Inventories	(290)	(91)
Accounts payable	288	(1,162)
Other current assets and liabilities	(1,435)	1,049

Net cash provided from (used for) operating activities-continuing operations	(751)	2,045
Net cash used for operating activities-discontinued operations	(2,016)	—

Net cash provided from (used for) operating activities	(2,767)	2,045

Cash Flows from Financing Activities
Proceeds from stock plans	175	194
Repurchase of company stock	(1,349)	(351)

Net cash used for financing activities	(1,174)	(157)

Cash Flows from Investing Activities
Purchases of short-term investments	(12,778)	(19,374)
Sales of short-term investments	14,946	18,371
Capital expenditures	(510)	(591)

Net cash provided from (used for) investing activities	1,658	(1,594)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(350)	347

Net Increase (Decrease) in Cash and Cash Equivalents	(2,633)	641
Cash and Cash Equivalents, July 1	12,105	9,789

Cash and Cash Equivalents, December 31	$9,472	$10,430

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

The following table presents the Company’s investments at December 31, 2011 and June 30, 2011 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).

	September 30,	September 30,	September 30,	September 30,
Description	December 31, 2011	Level 1	Level 2	Level 3
Short-Term Investments	$1,648	$28	$1,620	—
Long-Term Investments	$2,192	—	—	$2,192

Description	June 30, 2011	Level 1	Level 2	Level 3
Short-Term Investments	$2,047	$32	$2,015	—
Long-Term Investments	$2,192	—	—	$2,192

The Company’s Level 3 investments consist of preferred stock investments (see Note 6 – Short-Term and Long-Term Investments) and are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 820, “Fair Value Measurements and Disclosures.”

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

5. Inventory

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1.4 million and $1.6 million at December 31, 2011 and June 30, 2011 respectively, is comprised of the following (in thousands):

	September 30,	September 30,
	December 31,	June 30,
Inventory	2011	2011
Component parts	$2,602	$2,388
Work in process	336	257
Finished goods	3,965	4,128

Total	$6,903	$6,773

6. Short-Term and Long-Term Investments

The Company accounts for its investments in accordance with ASC 320, “Investments – Debt and Equity Securities.” Investments with a maturity of greater than three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. Each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment which involves significant judgment. In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the income statement. If market, industry, and/or investee conditions deteriorate, future impairments may be incurred.

At December 31, 2011, the Company had $7.8 million of short-term investments in time deposits.

At December 31, 2011, the Company holds long-term investments in preferred stock investments that are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company estimated that the fair market value of these investments at December 31, 2011 was $2.2 million based on an internal valuation model and an independent valuation completed in fiscal 2009 by an external independent valuation firm. The fair market analysis considered the following key inputs, (i) the underlying structure of each security; (ii) the present value of the future principal and dividend payments discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of each security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.

The following table summarizes the Company’s changes in Level 3 financial instruments that are measured at fair value on a recurring basis:

	September 30,	September 30,
	Preferred Stock	Total
Three and Six Months ended December 31, 2011

Balance as of June 30, 2011	$2,192	$2,192
Total realized and unrealized gains (losses):
Included in other income (expense)	—	—
Included in other comprehensive income	—	—

Balance as of September 30, 2011	$2,192	$2,192

Total realized and unrealized gains (losses):
Included in other income (expense)	—	—
Included in other comprehensive income	—	—

Balance as of December 31, 2011	$2,192	$2,192

Change in unrealized gains (losses) included in other income (expense) for the three months ended December 31, 2011 related to assets held as of December 31, 2011	—	—

Change in unrealized gains (losses) included in other income (expense) for the six months ended December 31, 2011 related to assets held as of December 31, 2011	—	—

	September 30,	September 30,
	Preferred Stock	Total
Three and Six Months ended December 31, 2010

Balance as of June 30, 2010	$2,192	$2,192
Total realized and unrealized gains (losses):
Included in other income (expense)	—	—
Included in other comprehensive income	—	—

Balance as of September 30, 2010	$2,192	$2,192

Total realized and unrealized gains (losses):
Included in other income (expense)	—	—
Included in other comprehensive income	—	—

Balance as of December 31, 2010	$2,192	$2,192

Change in unrealized gains (losses) included in other income (expense) for the three months ended December 31, 2010 related to assets held as of December 31, 2010	—	—

Change in unrealized gains (losses) included in other income (expense) for the six months ended December 31, 2010 related to assets held as of December 31, 2010	—	—

7. Foreign Exchange Contracts

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. These transactions have involved the use of forward contracts that typically mature within one year and were designed to hedge anticipated foreign currency transactions. The Company used forward exchange contracts in the past to hedge the net assets of certain of its foreign subsidiaries to offset the translation and economic exposures related to the Company’s investment in these subsidiaries.

At December 31, 2011 and 2010 the Company had no forward exchange contracts outstanding.

8. Comprehensive Income

Comprehensive income is defined as the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income, net of tax, for the applicable periods is as follows (in thousands):

	September 30,	September 30,
	2011	2010
Three Months Ended December 31,
Net Income	$1,746	$1,027
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(769)	(406)

Total Comprehensive Income (Loss)	$977	$621

	September 30,	September 30,
	2011	2010
Six Months Ended December 31,
Net Income (Loss)	$(478)	$675
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(1,625)	1,223

Total Comprehensive Income (Loss)	$(2,103)	$1,898

9. Credit Facilities

The Company had no debt outstanding at December 31, 2011 and June 30, 2011.

On January 6, 2012, the Company entered into a First Amendment to the Amended and Restated Credit Agreement dated November 16, 2010 with Comerica Bank. The First Amendment extended the maturity date until November 1, 2013, amended the definition of tangible net worth and permitted the Company to repurchase up to $1.8 million of its common stock from July 1, 2011 through December 31, 2011. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the Credit Agreement. The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year. At December 31, 2011, the Credit Agreement required a Tangible Net Worth of not less than $34.2 million and supported outstanding letters of credit totaling $311,000.

At December 31, 2011, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 350,000 euros (equivalent to approximately $454,000). The facility allows 100,000 euros to be used to finance working capital needs and equipment purchases or capital leases. The facility allows up to 350,000 euros to be used for providing bank guarantees. The first 100,000 euros of borrowings bear interest at 8.5% and 2.0% is charged on borrowings over 100,000 euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At December 31, 2011, GmbH had no borrowings outstanding.

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

The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $66,000 and $145,000 in the three and six months ended December 31, 2011, respectively. The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $104,000 and $237,000 in the three and six months ended December 31, 2010, respectively. As of December 31, 2011, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $453,000. The Company expects to recognize this cost over a weighted average vesting period of 2.96 years.

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

The estimated fair value as of the date options were granted during the three and six month periods ended December 31, 2011 using the Black-Scholes option-pricing model, is shown in the table below. The Company did not grant any stock options during the three and six months ended December 31, 2010.

	September 30,	September 30,
	Three Months Ended 12/31/2011	Six Months Ended 12/31/2011
Weighted Average Estimated Fair Value Per Share of Options Granted During the Period	$2.14	$2.46
Assumptions:
Amortized Dividend Yield	—	—
Common Stock Price Volatility	46.14%	46.14%
Risk Free Rate of Return	0.97%	0.91%
Expected Option Term (in years)	5	5

The Company received approximately $35,000 and $45,000, respectively, in cash from option exercises under all share-based payment arrangements for the three and six months ended December 31, 2011.

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

Options to purchase 928,000 and 814,000 shares of common stock outstanding in the three months ended December 31, 2011 and 2010, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 882,000 and 816,000 shares of common stock outstanding in the six months ended December 31, 2011 and 2010, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

12. Commitments and Contingencies

Management is currently unaware of any significant pending litigation affecting the Company. The matters set forth below were resolved during fiscal year 2012.

The Company was a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleged that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleged that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company in March 2002, was liable for GDS’ damages. USNR sought indemnification from the Company under the terms of existing contracts between the Company and USNR. Carbotech filed for bankruptcy protection and therefore did not defend the matter. GDS sought compensatory damages against the Company, Carbotech and USNR of approximately $5.0 million using a September 30, 2011 exchange rate, plus interest and costs. As a result of discussions by the parties, their counsel and the court at a court ordered settlement conference held on September 28, 2011 and to avoid the extensive costs of preparing for, and conducting, a trial estimated to last five weeks in Quebec City, Quebec,

Canada, the Company, GDS and USNR agreed to settle all claims arising from this litigation. The Company did not admit liability in resolving the matter. The Company believed it was in the best interest of Perceptron and its shareholders to settle the case and remove the uncertainty and considerable expense associated with continuing litigation. Pursuant to the settlement, the Company agreed to pay GDS $2 million Canadian dollars (equivalent to approximately $1.9 million using a September 30, 2011 exchange rate), in one installment within thirty days of the settlement. GDS and USNR fully released the Company from any further claims relating to this matter. The Company paid the settlement from available cash on October 28, 2011.

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

13. Discontinued Operations

In the first quarter of fiscal 2012, the Company recorded a $957,000 loss from discontinued operations, net of $493,000 in taxes, that related to a settlement of a lawsuit filed in 2002 involving the Company’s discontinued Forest Product Business Unit. See “Commitment and Contingencies” above for further information on the lawsuit. The Company agreed to settle the suit for $2.0 million Canadian dollars (approximately $1.9 million using a September 30, 2011 exchange rate). The Company also had accruals related to this matter of approximately $500,000. The Company paid the litigation settlement in full for $2.0 million on October 28, 2011 and the Company incurred a foreign currency loss on the transaction of $52,000, net of $27,000 in taxes, in the second quarter of fiscal 2012.

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

The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance based on operating income, excluding unusual items. Company-wide costs are allocated between segments equally or based on personnel count as deemed appropriate. Assets are allocated between segments based on revenues.

	September 30,	September 30,	September 30,
Reportable Segments ($000)	Industrial Business Unit	Commercial Products Business Unit	Consolidated

Three months ended December 31, 2011
Net sales	$16,217	$1,164	$17,381
Operating income (loss)	3,359	(908)	2,451
Assets	56,638	8,668	65,306
Accumulated depreciation and amortization	14,603	986	15,589

Three months ended December 31, 2010
Net sales	$15,344	$997	$16,341
Operating income (loss)	2,449	(951)	1,498
Assets	58,054	9,123	67,177
Accumulated depreciation and amortization	14,219	524	14,743

Reportable Segments ($000)	Industrial Business Unit	Commercial Products Business Unit	Consolidated

Six months ended December 31, 2011
Net sales	$25,362	$3,338	$28,700
Operating income (loss)	1,962	(1,485)	477
Assets	52,823	12,483	65,306
Accumulated depreciation and amortization	14,603	986	15,589

Six months ended December 31, 2010
Net sales	$25,097	$3,997	$29,094
Operating income (loss)	2,233	(1,557)	676
Assets	51,699	15,478	67,177
Accumulated depreciation and amortization	14,219	524	14,743

15. Subsequent Events

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued. No events have taken place that meet the definition of a subsequent event that requires disclosure in this filing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2012 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2012 and future cash flow requirements. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10K for fiscal year 2011. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s Industrial Business Unit segment products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s Industrial Business Unit segment products have shorter lead times than other components and are required later in the process, orders for the Company’s Industrial Business Unit segment products tend to be given later in the integration process. The Company’s Commercial Products Business Unit segment products are subject to the timing of firm orders from its customers, which may change on a monthly basis. In addition, because the Company’s Commercial Products Business Unit segment products require short lead times from firm order to delivery, the Company purchases long lead time components before firm orders are in hand. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products, expand into new geographic markets and successfully negotiate new sales or supply agreements with new customers. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.

OVERVIEW

Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact measurement and inspection solutions for industrial and commercial applications. The Company’s primary operations are in North America, South America, Europe and Asia. The Company has two operating segments, the Industrial Business Unit (“IBU”) and the Commercial Products Business Unit (“CBU”). The IBU’s non-contact measurement solutions are further segmented into Automated Systems and Technology Components. Automated Systems products consist of a number of complete metrology solutions for industrial process control – AutoGauge®, AutoGauge® Plus, AutoFit®, AutoScan®, and AutoGuide® – that are primarily used by the Company’s customers to

a

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

IBU had its highest quarterly revenue since the fourth quarter of fiscal 2007 and had a record backlog for the second quarter in a row. In addition to strong bookings from all of the Company’s traditional global customers, IBU received Automated Systems orders, in North America and in Europe, from three new customers, one of which was from a Japanese OEM transplant. The Company continues to receive positive feedback from its customers on its Helix™ 3D Metrology Solution. Helix™ is an innovative and versatile 3D metrology platform that enables manufacturers to perform their most challenging measurement tasks with unparalleled ease and precision. It combines more than 25 years of laser-triangulation and 3D metrology experience with recent technological advances to create the most unique and powerful solution in the market. Helix™ solutions offer the world’s only sensors with Intelligent Illumination™, a patent-pending breakthrough that allows users to control virtually every aspect of the sensor’s calibrated light source. By customizing the quantity, density, and orientation of the sensor’s laser lines through a simple user interface, image acquisition is optimized on a feature-by-feature basis. The user can configure tightly spaced laser lines for small, complex features, increase the number of laser lines to robustly measure challenging materials, and alter the orientation of the laser lines to accommodate the differences between multiple parts manufactured on the same assembly line. The Company’s first Helix™ product is in a limited production phase. During the second quarter of fiscal 2012, the Company added to its Helix™ installed base and now has systems installed in a production environment in two geographic regions. This is in addition to the beta site installations that are in all three global regions.

In fiscal 2012, CBU began shipping the new Rothenberger Module 25/16 and the new Rothenberger Module Roloc Plus for the plumbing market. The Module 25/16 is a 16 meter imager system incorporating the Company’s patented Up is Up™ visualization technology and a built-in SONDE transmitter. The Roloc Plus is a line detector accessory that connects to the Roscope® 1000 creating a tool to locate pipes and cables buried underground. The Roloc Plus works in conjunction with the Module 25/16 to provide a complete plumbing diagnostic and location system. CBU also expects to begin shipping the new Snap-on BK8000 wireless touchscreen borescope for the mechanics market in the second half of fiscal 2012.

In the first half of fiscal 2012, the Company recorded a $1.0 million loss from discontinued operations, net of tax, that primarily related to a settlement of a lawsuit filed in 2002 involving the Company’s discontinued Forest Product Business Unit. The Company agreed to settle the suit for $2.0 million Canadian. By settling the lawsuit, the Company was able to avoid the cost of preparing for and completing what was estimated to be a five week trial in Quebec City, and eliminate any future uncertainty as to the outcome. GDS was seeking approximately $5.0 million in compensatory damages. The Company also had accruals related to this matter of approximately $500,000. In October 2011, the Company paid the litigation settlement in full for $2.0 million.

Outlook – The Company enters the second half of fiscal 2012 with a record backlog. As a result, the Company expects IBU sales in the third and fourth quarters will be strong. Due to the cyclical nature of the automotive industry, IBU bookings are not expected to continue at the same $70 million annualized level achieved in the first half of fiscal 2012. CBU revenue is expected to improve modestly in the second half of this fiscal year compared to the first half of this year. Near-term, in IBU, the Company will continue to focus on the development of its Helix™ platform with select installations over the next few quarters and geographic growth, principally in Asia. The Company is continuing its strategic evaluation of CBU and is closely monitoring its operations. The Company’s financial base remains strong with no debt and approximately $19.1 million of cash, cash equivalents and short-term investments at December 31, 2011 to support the Company’s growth plans.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Overview – For the second quarter of fiscal 2012, the Company reported income from continuing operations of $1.8 million, or $0.21 per diluted share, compared to net income of $1.0 million or $0.11 per diluted share, for the second quarter of fiscal 2011. In the quarter ended December 31, 2011, the Company recorded an additional $52,000 loss from discontinued operations, net of taxes, or $0.01 per diluted share, related to the settlement of a lawsuit filed in 2002 involving the Company’s discontinued forest products business. This additional charge reflected a foreign currency loss on the transaction. See Note 12 to the Consolidated Financial Statements, “Commitments and Contingencies” and Note 13, “Discontinued Operations”, for further information on the lawsuit and discontinued operations. The Company sold substantially all of the assets of its forest products business unit in March 2002. The Company’s net income for the second quarter of fiscal 2012 was $1.7 million, or $0.20 per diluted share compared to net income of $1.0 million or $0.11 per diluted share for the second quarter of fiscal 2011. Specific line item results are described below.

Sales – Net sales in the second quarter of fiscal 2012 were $17.4 million, compared to $16.3 million for the quarter ended December 31, 2010. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Sales (by segment) (in millions)	Second Quarter 2012		Second Quarter 2011		Increase/(Decrease)
Industrial Business Unit	$16.2	93.1%	$15.3	93.9%	$0.9	5.9%
Commercial Products Business Unit	1.2	6.9%	1.0	6.1%	0.2	20.0%

Totals	$17.4	100.0%	$16.3	100.0%	$1.1	6.7%

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Sales (by location) (in millions)	Second Quarter 2012		Second Quarter 2011		Increase/(Decrease)
Americas	$8.9	51.2%	$6.8	41.7%	$2.1	30.9%
Europe	4.7	27.0%	7.7	47.2%	(3.0)	(39.0)%
Asia	3.8	21.8%	1.8	11.1%	2.0	111.1%

Totals	$17.4	100.0%	$16.3	100.0%	$1.1	6.7%

Sales in the IBU segment increased $900,000 in the fiscal 2012 quarter compared to the same quarter a year ago and represented the highest quarterly sales level since the fourth quarter of fiscal 2007. The increase was primarily due to increased sales of Automated Systems products that were partially mitigated by lower Technology Component product sales. Sales in the CBU segment increased $200,000 primarily from increased sales in the plumbing market and, to a lesser extent, increased sales in the construction market partially offset by lower sales in the mechanics market. Increased sales in the Americas represented primarily higher Automated Systems partially reduced by lower Technology Component sales. Lower sales in Europe primarily represented lower Automated Systems sales and to a lesser extent lower Technology Component sales. The increase in sales in Asia was primarily related to higher Automated Systems products sales in China.

Bookings – Bookings represent new orders received from customers. The Company had new order bookings during the quarter of $18.4 million compared to $18.3 million for the second quarter ended December 31, 2010. It should be noted that the Company’s level of new orders fluctuates from quarter to quarter and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Bookings (by segment) (in millions)	Second Quarter 2012		Second Quarter 2011		Increase/(Decrease)
Industrial Business Unit	$16.6	90.2%	$16.8	91.8%	$(0.2)	(1.2)%
Commercial Products Business Unit	1.8	9.8%	1.5	8.2%	0.3	20.0%

Totals	$18.4	100.0%	$18.3	100.0%	$0.1	1.0%

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Bookings (by location) (in millions)	Second Quarter 2012		Second Quarter 2011		Increase/(Decrease)
Americas	$12.8	69.6%	$10.1	55.2%	$2.7	26.7%
Europe	4.4	23.9%	6.7	36.6%	(2.3)	(34.3)%
Asia	1.2	6.5%	1.5	8.2%	(0.3)	(20.0)%

Totals	$18.4	100.0%	$18.3	100.0%	$0.1	1.0%

IBU bookings were strong, but essentially flat for the comparable second quarters. Increased orders for Automated Systems products were offset by lower orders for Technology Component products. Bookings in the Americas were up $2.7 million compared to the prior year principally due to higher IBU orders for Automated Systems products that were partially offset by a decrease in Technology Component orders. The decrease in European bookings of $2.3 million was primarily related to a decrease in orders for Automated Systems products and to a lesser extent a decrease in Technology Component products. Bookings decreased $950,000 primarily related to the effect of lower foreign currency rates in the euro and the Brazilian Real. The lower foreign currency rates for the euro and the Brazilian Real decreased bookings by $733,000 and $243,000, respectively, during the second quarter of fiscal 2012. The decrease in Asian bookings primarily represented Technology Component orders. CBU bookings increased $300,000 primarily due to increased orders in the mechanics market.

Backlog – Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $35.8 million as of December 31, 2011 compared with $24.1 million as of December 31, 2010. It should be noted that the level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer. The Company expects to be able to fill substantially all of the orders in backlog during the following twelve months. The following tables set forth comparison data for the Company’s backlog by segment and geographic location.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Backlog (by segment) (in millions)	Second Quarter 2012		Second Quarter 2011		Increase/(Decrease)
Industrial Business Unit	$33.6	93.9%	$22.5	93.4%	$11.1	49.3%
Commercial Products Business Unit	2.2	6.1%	1.6	6.6%	0.6	37.5%

Totals	$35.8	100.0%	$24.1	100.0%	$11.7	48.5%

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Backlog (by location) (in millions)	Second Quarter 2012		Second Quarter 2011		Increase/(Decrease)
Americas	$17.3	48.3%	$10.4	43.2%	$6.9	66.3%
Europe	11.2	31.3%	9.4	39.0%	1.8	19.1%
Asia	7.3	20.4%	4.3	17.8%	3.0	69.8%

Totals	$35.8	100.0%	$24.1	100.0%	$11.7	48.5%

The $11.7 million increase in backlog over the second quarter of fiscal 2011 was primarily the result of increased orders in IBU and principally occurred in the Americas. The $6.9 million increase in the Americas backlog was primarily related to Automated Systems orders that were partially reduced by lower backlog in Technology Component orders. The increase in the European backlog primarily related to Automated Systems orders. Asia’s backlog increased $3.0 million also primarily for Automated Systems orders. IBU’s backlog of $33.6 million at December 31, 2011 was a record surpassing last quarter’s record backlog of $33.2 million. CBU’s backlog increased $600,000 from the second quarter of fiscal 2011 and was primarily due to increased orders in the mechanics market partially offset by lower backlog in the construction market.

Gross Profit – Gross profit was $7.9 million, or 45.7% of sales, in the second quarter of fiscal 2012, as compared to $7.1 million, or 43.6% of sales, in the second quarter of fiscal 2011. The Company achieved a gross profit margin percentage increase of 2.1% primarily related to higher IBU sales in the fiscal 2012 quarter and the timing of certain costs recognized in the respective periods.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses in the fiscal 2012 quarter increased slightly over the comparable fiscal 2011 quarter. The $65,000 increase primarily related to normal year-over-year cost increases.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $1.8 million in the quarter ended December 31, 2011 compared to $2.0 million in the second quarter a year ago. The $195,000 decrease was primarily due to a decrease in the use of outside contractors in IBU and to a lesser extent less engineering material costs in CBU. While CBU contractor expenses were higher in the fiscal 2012 quarter, salaries were lower.

Interest Income, net – Net interest income was $65,000 in the second quarter of fiscal 2012 compared with net interest income of $56,000 in the second quarter of fiscal 2011. The increase was primarily due to higher interest rates on cash and investment balances compared to one year ago.

Foreign Currency – There was a net foreign currency loss of $143,000 in the second quarter of fiscal 2012 compared with a loss of $10,000 a year ago and represents foreign currency changes, particularly related to the Yen, within the respective periods.

Income Taxes – The effective tax rate on continuing operations for the second quarter of fiscal 2012 was 28.9% compared to 33.4% in the second quarter of fiscal 2011. The effective rate in both fiscal quarters primarily reflects the effect of the mix of pre-tax profit and loss among the Company’s various operating entities and their countries’ respective tax rates. The effective tax rates in the United States were 33.2% and 32.5% on pretax income in the fiscal 2012 and 2011 quarters, respectively. The foreign subsidiaries combined effective tax rates were 11.5% and 33.5% on combined pretax income in the fiscal 2012 and 2011 quarters, respectively.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Overview – For the first half of fiscal 2012, the Company reported income from continuing operations of $531,000, or $0.06 per diluted share, compared to net income of $675,000 or $0.08 per diluted share, for the first half of fiscal 2011. In fiscal 2012, the Company recorded a $1.0 million loss from discontinued operations, net of taxes, or $0.12 per diluted share, related to the settlement of a lawsuit filed in 2002 involving the Company’s discontinued forest products business. See Note 12 to the Consolidated Financial Statements, “Commitments and Contingencies” and Note 13, “Discontinued Operations”, for further information on the lawsuit and discontinued operations. The Company sold substantially all of the assets of its forest products business unit in March 2002. The Company’s net loss for the first half of fiscal 2012 was $478,000, or $0.06 per diluted share, compared to net income of $675,000 or $0.07 per diluted share for the first half of fiscal 2011. Specific line item results are described below.

Sales – Net sales in the first six months of fiscal 2012 were $28.7 million, compared to $29.1 million for the six months ended December 31, 2010. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Sales (by segment) (in millions)	Six Months Ended 12/31/11		Six Months Ended 12/31/10		Increase/(Decrease)
Industrial Business Unit	$25.4	88.5%	$25.1	86.3%	$0.3	1.2%
Commercial Products Business Unit	3.3	11.5%	4.0	13.7%	(0.7)	(17.5)%

Totals	$28.7	100.0%	$29.1	100.0%	$(0.4)	(1.4)%

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Sales (by location) (in millions)	Six Months Ended 12/31/11		Six Months Ended 12/31/10		Increase/(Decrease)
Americas	$13.7	47.7%	$12.7	43.7%	$1.0	7.9%
Europe	8.8	30.7%	12.4	42.6%	(3.6)	(29.0)%
Asia	6.2	21.6%	4.0	13.7%	2.2	55.0%

Totals	$28.7	100.0%	$29.1	100.0%	$(0.4)	(1.4)%

Sales in the IBU segment increased $300,000, primarily from increased sales of Automated Systems products that were offset by a decrease in sales of Technology Component products. Sales in the CBU segment decreased $700,000 primarily due to the lower sales in the mechanics market and, to a lesser extent, lower sales in the plumbing market offset by increased sales in the construction market. Sales in the Americas increased primarily due to increased IBU sales of Automated Systems products that were offset by lower IBU sales of Technology Component products and by lower sales in CBU. European sales decreased primarily from lower Automated Systems sales and lower Technology Component sales. The stronger Euro in fiscal 2012 had the effect of increasing European sales by approximately $370,000. Sales in Asia increased primarily due to higher Automated Systems products sales.

Bookings – Bookings represent new orders received from customers. New order bookings for the six months ended December 31, 2011 were $38.1 million compared to $33.2 million for the same period one year ago. It should be noted that historically, the Company’s level of new orders has varied from period to period and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Bookings (by segment) (in millions)	Six Months Ended 12/31/11		Six Months Ended 12/31/10		Increase/(Decrease)
Industrial Business Unit	$35.0	91.9%	$30.8	92.8%	$4.2	13.6%
Commercial Products Business Unit	3.1	8.1%	2.4	7.2%	0.7	29.2%

Totals	$38.1	100.0%	$33.2	100.0%	$4.9	14.8%

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Bookings (by location) (in millions)	Six Months Ended 12/31/11		Six Months Ended 12/31/10		Increase/(Decrease)
Americas	$20.9	54.9%	$14.5	43.7%	$6.4	44.1%
Europe	11.3	29.6%	13.7	41.3%	(2.4)	(17.5)%
Asia	5.9	15.5%	5.0	15.0%	0.9	18.0%

Totals	$38.1	100.0%	$33.2	100.0%	$4.9	14.8%

The increase in IBU bookings of $4.2 million for the six-month period of fiscal 2012 was primarily from increased Automated Systems orders mitigated by lower Technology Component orders. CBU bookings increased primarily from increased orders in the construction market and to a lesser extent increased orders in the mechanical market which were partially offset by lower orders in the electrical market. Increased IBU bookings in the Americas were primarily for higher Automated Systems products and to a lesser extent, higher CBU bookings that were mitigated by lower bookings for Technology Component products. European bookings decreased primarily due to lower Automated Systems products and to a lesser extent lower bookings for Technology Components. The increase in Asian bookings was primarily for higher orders of Automated Systems products that were mitigated by lower bookings for Technology Component products. Bookings decreased $1.1 million primarily related to the effect of lower foreign currency rates in the euro and the Brazilian Real. The lower foreign currency rates for the euro and the Brazilian Real decreased bookings by $990,000 and $281,000, respectively, during the first half of fiscal 2012.

Gross Profit – Gross profit was $11.3 million, or 39.4% of sales, in the first half of fiscal 2012, as compared to $11.8 million, or 40.7% of sales, in the first half of fiscal 2011. The decrease in gross margin was primarily the result of the lower sales level experienced in the first quarter of fiscal 2012. The effect of the stronger Euro in the first half of fiscal 2012 compared to 2011 increased gross profit by approximately $200,000.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were $7.2 million in the first half of fiscal 2012 compared to $7.1 million in the same period one year ago. The increase of approximately $134,000 was primarily due to the effect of the stronger Euro in the fiscal 2012 period compared to fiscal 2011 that increased expenses by approximately $70,000. The balance of the increase represents normal year-over-year cost increases.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $3.6 million for the six months ended December 31, 2011 compared to $4.1 million for the six-month period a year ago. The $479,000 decrease was primarily due to a decrease in the use of outside contractors in IBU and to a lesser extent less engineering material costs in CBU. While CBU contractor expenses were higher in the fiscal 2012 period, salaries were lower.

Interest Income, net – Net interest income was $131,000 in the first half of fiscal 2012 compared with net interest income of $101,000 in the first half of fiscal 2011. The increase was principally due to higher interest rates in the first half of fiscal 2012 compared to the first half of fiscal 2011.

Foreign Currency – There was a net foreign currency loss of $285,000 in the first half of fiscal 2012 compared with a gain of $211,000 a year ago and principally represents foreign currency changes related to the Euro and the Yen within the respective periods.

Income Taxes – The effective tax rate on income from continuing operations for the first six months of fiscal 2012 was 10.6% compared to 31.6% in the first half of fiscal 2011. The effective tax rate in both fiscal periods primarily reflected the effect of the mix of pre-tax profit and loss among the Company’s various operating entities and their countries’ respective tax rates. The effective tax rates in the United States were 37.1% and 31.9% on a pretax loss in the fiscal 2012 and 2011 periods, respectively. The foreign subsidiaries combined effective tax rates were 9.5% and 31.8% on combined pretax income in the fiscal 2012 and 2011 periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents were $9.5 million at December 31, 2011, compared to $12.1 million at June 30, 2011. The cash decrease of $2.6 million primarily represented cash paid out for discontinued operations of $2.0 million related to a legal settlement, $1.3 million for the purchase of the Company’s stock, $751,000 used to fund continuing operating activities, $510,000 used for capital expenditures and $350,000 related to the negative foreign exchange rate change on cash and cash equivalents. The Company had net sales of investments that generated cash of $2.2 million and $175,000 was received from employee and director stock purchases.

Of the $751,000 in cash used for continuing operations, $1.6 million represented net working capital changes partially offset by income from continuing operations of $531,000 plus the add back of non-cash items totaling $304,000. The use of cash for net working capital changes resulted primarily from a use of cash related to the change in other current assets and liabilities of $1.4 million, an increase in inventories of $290,000, and an increase in receivables of $149,000, which were partially offset by an increase in accounts payables of $288,000. The change in other current assets and liabilities primarily represented a reduction in accrued compensation related to the payment of the fiscal 2011 profit sharing amount, lower deferred revenue and to a lesser extent lower other receivables that were offset by increased accrued liabilities.

The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the first half of fiscal 2012, the Company’s reserve for obsolescence decreased by $27,000, which resulted from additional reserves for obsolescence of approximately $62,000 that were offset by $89,000 of disposals and the effect of changes in foreign currency on inventory.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company increased its allowance for doubtful accounts by a net $47,000 during the first half of fiscal 2012.

The Company had no debt outstanding at December 31, 2011. On January 6, 2012, the Company entered into a First Amendment to the Amended and Restated Credit Agreement dated November 16, 2010 with Comerica Bank. The First Amendment extended the maturity date until November 1, 2013, amended the definition of tangible net worth and permitted the Company to repurchase up to $1.8 million of its common stock from July 1, 2011 through December 31, 2011. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the Credit Agreement. The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year. At December 31, 2011, the Credit Agreement required a Tangible Net Worth of not less than $34.2 million and supported outstanding letters of credit totaling $311,000.

At December 31, 2011, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 350,000 euros (equivalent to approximately $454,000). The facility allows 100,000 euros to be used to finance working capital needs and equipment purchases or capital leases. The facility allows up to 350,000 euros to be used for providing bank guarantees. The first 100,000 euros of borrowings bear interest at 8.5% and 2.0% is charged on borrowings over 100,000 euros, The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At December 31, 2011, GmbH had no borrowings outstanding.

On October 19, 2010, the Company’s Board of Directors (“Board”) approved a stock repurchase program authorizing the Company to repurchase up to $5.0 million of the Company’s Common Stock through December 31, 2011. See also, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for further information on this program. Pursuant to the authorization, the Company repurchased 235,468 shares of Common Stock at an average price of $5.68 per share during the six months ended December 31, 2011. The program terminated on December 31, 2011.

For a discussion of certain contingencies relating to the Company’s liquidity, financial position and results of operations, see Note 12 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q, Item 3, “Legal Proceedings” and Note 6 to the Consolidated Financial Statements, “Contingencies”, of the Company’s Annual Report on Form 10-K for fiscal year 2011. See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies—Litigation and Other Contingencies” of the Company’s Annual Report on Form 10-K for fiscal year 2011.

At December 31, 2011, the Company had short-term investments totaling $9.6 million and long-term investments valued at $2.2 million. See Note 6 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, for further information on the Company’s investments and their current valuation. The market for the long-term investments is currently illiquid.

The Company expects to spend approximately $1.8 million during fiscal year 2012 for capital equipment, although there is no binding commitment to do so. Based on the Company’s current business plan, the Company believes that available cash on hand, short-term investments and existing credit facilities will be sufficient to fund anticipated fiscal year 2012 cash flow requirements, except to the extent that the Company implements business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company was a party to a suit filed by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleged that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products. The suit also alleged that Carbotech breached its contractual obligations in connection with the sale of equipment and the installation of two trimmer lines, of which the Company’s systems were a part, and that USNR, which acquired substantially all of the assets of the Forest Products business unit from the Company in March 2002, was liable for GDS’ damages. USNR sought indemnification from the Company under the terms of existing contracts between the Company and USNR. Carbotech filed for bankruptcy protection and therefore did not defend the matter. GDS sought compensatory damages against the Company, Carbotech and USNR of approximately $5.0 million using a September 30, 2011 exchange rate, plus interest and costs. As a result of discussions by the parties, their counsel and the court at a court ordered settlement conference held on September 28, 2011 and to avoid the extensive costs of preparing for, and conducting, a trial estimated to last five weeks in Quebec City, Quebec, Canada, the Company, GDS and USNR agreed to settle all claims arising from this litigation. The Company did not admit liability in resolving the matter. The Company believed it was in the best interest of Perceptron and its shareholders to settle the case and remove the uncertainty and considerable expense associated with continuing litigation. Pursuant to the settlement, the Company agreed to pay GDS $2 million Canadian dollars (equivalent to approximately $1.9 million using a September 30, 2011 exchange rate), in one installment within thirty days of the settlement. GDS and USNR fully released the Company from any further claims relating to this matter. The Company paid the settlement from available cash on October 28, 2011.

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

The following table sets forth information concerning the Company’s repurchases of its Common Stock during the quarter ended December 31, 2011. All shares were purchased pursuant to the Company’s stock repurchase program described below.

	September 30,	September 30,	September 30,	September 30,
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1-31, 2011	40,430	$5.34	40,430	$868,762
November 1-30, 2011	25,094	$5.52	25,094	$730,118
December 1-31, 2011	48,099	$4.99	48,099	—

Total	113,623	$5.24	113,623	—

On October 19, 2010, the Company’s Board of Directors (“Board”) approved a stock repurchase program authorizing the Company to repurchase up to $5.0 million of the Company’s Common Stock through December 31, 2011. The program terminated on December 31, 2011 with a total of 753,413 shares purchased for $4.5 million. The Company was authorized to buy shares of its Common Stock on the open market or in privately negotiated transactions from time to time, based on market prices. The Company also announced that it had entered into a Rule 10b5-1 trading plan (“Repurchase Plan”) with Barrington Research Associates, Inc. to purchase up to $5.0 million of the Company’s Common Stock through December 31, 2011 (less the dollar amount of purchases by the Company outside the Repurchase Plan), in open market or privately negotiated transactions, in accordance with the requirements of Rule 10b-18. Pursuant to the authorization, the Company repurchased 113,623 shares of Common Stock at an average price of $5.24 per share during the fiscal quarter ended December 31, 2011.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

4.22	First Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2012.

4.23	Revolving Credit Note dated January 6, 2012, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on From 8-K filed on January 6, 2012.

10.39	Second Amendment to Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Perceptron, Inc. (Registrant)

Date: February 10, 2012	By:	/s/ Harry T. Rittenour
Harry T. Rittenour
President and Chief Executive Officer

Date: February 10, 2012	By:	/s/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 10, 2012	By:	/s/ Sylvia M. Smith
Sylvia M. Smith
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)