Form 10-Q
period 2012-03-31
PERCEPTRON INC/MI
filed 2012-05-15
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of May 8, 2012, was:

Common Stock, $0.01 par value	8,397,722
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2012

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amount)	March 31, 2012 (Unaudited)	June 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$10,483	$12,105
Short-term investments	9,806	12,697
Receivables:
Billed receivables, net of allowance for doubtful accounts of $568 and $314, respectively	19,918	15,941
Unbilled receivables	393	690
Other receivables	436	917
Inventories, net of reserves of $1,500 and $1,645, respectively	7,153	6,773
Deferred taxes	3,828	3,828
Other current assets	1,313	1,235

Total current assets	53,330	54,186

Property and Equipment
Building and land	6,411	6,103
Machinery and equipment	14,455	14,423
Furniture and fixtures	1,017	973

	21,883	21,499
Less — Accumulated depreciation and amortization	(15,841)	(15,266)

Net property and equipment	6,042	6,233

Long-term Investments	2,192	2,192
Deferred Tax Asset	7,571	7,380

Total Assets	$69,135	$69,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,662	$2,162
Accrued liabilities and expenses	2,210	3,162
Accrued compensation	813	1,922
Income taxes payable	1,101	442
Deferred revenue	6,681	6,823

Total current liabilities	13,467	14,511

Shareholders’ Equity
Preferred stock—no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,396 and 8,566, respectively	84	86
Accumulated other comprehensive income (loss)	(53)	1,106
Additional paid-in capital	38,350	39,288
Retained earnings	17,287	15,000

Total shareholders’ equity	55,668	55,480

Total Liabilities and Shareholders’ Equity	$69,135	$69,991

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31		Nine Months Ended March 31
(In Thousands, Except Per Share Amounts)	2012	2011	2012	2011
Net Sales	$20,266	$14,134	$48,966	$43,228
Cost of Sales	10,489	7,671	27,895	24,927

Gross Profit	9,777	6,463	21,071	18,301
Operating Expenses
Selling, general and administrative	3,609	3,486	10,815	10,558
Engineering, research and development	1,852	2,134	5,463	6,224

Total operating expenses	5,461	5,620	16,278	16,782

Operating Income	4,316	843	4,793	1,519
Other Income and (Expenses)
Interest income, net	57	59	188	160
Foreign currency gain (loss)	(243)	43	(528)	254
Other	—	—	157	—

Total other income (expense)	(186)	102	(183)	414

Income from Continuing Operations Before Income Taxes	4,130	945	4,610	1,933
Income Tax Expense	(1,365)	(339)	(1,314)	(652)

Income from Continuing Operations	2,765	606	3,296	1,281

Discontinued Operations
Litigation Settlement from Forest Products Business Unit net of $493 of taxes (Note 13)	—	—	(1,009)	—

Net Income	$2,765	$606	$2,287	$1,281

Basic Earnings (Loss) Per Common Share
Continuing operations	$0.33	$0.07	$0.39	$0.14
Discontinued operations	—	—	(0.12)	—

Net Income	$0.33	$0.07	$0.27	$0.14
Diluted Earnings (Loss) Per Common Share
Continuing operations	$0.33	$0.07	$0.38	$0.14
Discontinued operations	—	—	(0.12)	—

Net Income	$0.33	$0.07	$0.26	$0.14
Weighted Average Common Shares Outstanding
Basic	8,393	8,888	8,444	8,953
Dilutive effect of stock options	105	177	118	165

Diluted	8,498	9,065	8,562	9,118

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine Months Ended March 31,
(In Thousands)	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$2,287	$1,281
Loss from discontinued operations	1,009	—
Adjustments to reconcile net loss to net cash provided from (used for) operating activities:
Depreciation and amortization	812	796
Stock compensation expense	221	350
Deferred income taxes	234	697
Disposal of assets and other	117	(21)
Allowance for doubtful accounts	141	(2)
Changes in assets and liabilities
Receivables, net	(3,921)	2,618
Inventories	(508)	(504)
Accounts payable	864	(1,798)
Other current assets and liabilities	(943)	933

Net cash provided from operating activities-continuing operations	313	4,350
Net cash used for operating activities-discontinued operations	(2,016)	—

Net cash provided from (used for) operating activities	(1,703)	4,350
Cash Flows from Financing Activities
Proceeds from stock plans	188	306
Repurchase of company stock	(1,349)	(1,837)

Net cash used for financing activities	(1,161)	(1,531)
Cash Flows from Investing Activities
Purchases of short-term investments	(19,611)	(30,881)
Sales of short-term investments	21,830	28,198
Capital expenditures	(660)	(899)

Net cash provided from (used for) investing activities	1,559	(3,582)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(317)	616
Net Decrease in Cash and Cash Equivalents	(1,622)	(147)
Cash and Cash Equivalents, July 1	12,105	9,789

Cash and Cash Equivalents, March 31	$10,483	$9,642

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

On January 1, 2012, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on accounting and disclosure requirements related to fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. Adoption of this new guidance did not have a material impact on the Company’s financial statements.

On July 1, 2011, the Company adopted guidance issued by the FASB on disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll-forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Adoption of this new guidance did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05 to provide guidance on the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for the Company beginning July 1, 2012 and will have presentation changes only.

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

The following table presents the Company’s investments at March 31, 2012 and June 30, 2011 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).

Description	March 31, 2012	Level 1	Level 2	Level 3
Mutual funds	$6	$6	$—	$—
Fixed deposits and certificates of deposit	8,018	—	8,018	—
Variable rate demand notes	1,475	—	1,475	—
Preferred stock	2,192	—	—	2,192

Total	$11,691	$6	$9,493	$2,192

Description	June 30, 2011	Level 1	Level 2	Level 3
Mutual funds	$32	$32	$—	$—
Fixed deposits and certificates of deposit	10,324	—	10,324	—
Variable rate demand notes	1,765	—	1,765	—
Preferred stock	2,192	—	—	2,192

Total	$14,313	$32	$12,089	$2,192

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

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1.5 million and $1.6 million at March 31, 2012 and June 30, 2011 respectively, is comprised of the following (in thousands):

Inventory	March 31, 2012	June 30, 2011
Component parts	$2,587	$2,388
Work in process	422	257
Finished goods	4,144	4,128

Total	$7,153	$6,773

6.	Short-Term and Long-Term Investments

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

At March 31, 2012, the Company had $8.3 million of short-term investments in time deposits or certificates of deposit and $1.5 million in variable rate demand notes.

At March 31, 2012, the Company holds long-term investments in preferred stock investments that are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company estimated that the fair market value of these investments at March 31, 2012 was $2.2 million based on an internal valuation model, which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs, (i) the underlying structure of each security; (ii) the present value of the future principal and dividend payments discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of each security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.

The following table summarizes the Company’s changes in Level 3 financial instruments that are measured at fair value on a recurring basis

Three and Nine Months ended March 31, 2012	Preferred Stock	Total
Balance as of June 30, 2011	$2,192	$2,192
Total realized and unrealized gains (losses):
Included in other income (expense)	—	—
Included in other comprehensive income	—	—

Balance as of September 30, 2011	$2,192	$2,192

Total realized and unrealized gains (losses):
Included in other income (expense)	—	—
Included in other comprehensive income	—	—

Balance as of December 31, 2011	$2,192	$2,192

Total realized and unrealized gains (losses):
Included in other income (expense)	—	—
Included in other comprehensive income	—	—

Balance as of March 31, 2012	$2,192	$2,192

Change in unrealized gains (losses) included in other income
(expense) for the three months ended March 31, 2012 related to assets held as of March 31, 2012	—	—
Change in unrealized gains (losses) included in other income	—	—
(expense) for the nine months ended March 31, 2012 related to assets held as of March 31, 2012

Three and Nine Months ended March 31, 2011	Preferred Stock	Total
Balance as of June 30, 2010	$2,192	$2,192
Total realized and unrealized gains (losses):
Included in other income (expense)	—	—
Included in other comprehensive income	—	—

Balance as of September 30, 2010	$2,192	$2,192

Total realized and unrealized gains (losses):
Included in other income (expense)	—	—
Included in other comprehensive income	—	—

Balance as of December 31, 2010	$2,192	$2,192

Total realized and unrealized gains (losses):
Included in other income (expense)	—	—
Included in other comprehensive income	—	—

Balance as of March 31, 2011	$2,192	$2,192

Change in unrealized gains (losses) included in other income
(expense) for the three months ended March 31, 2011 related to assets held as of March 31, 2011	—	—
Change in unrealized gains (losses) included in other income
(expense) for the nine months ended March 31, 2011 related to assets held as of March 31, 2011	—	—

7.	Foreign Exchange Contracts

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

At March 31, 2012 and 2011 the Company had no forward exchange contracts outstanding.

8.	Comprehensive Income

Comprehensive income is defined as the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. Other items of comprehensive income include revenues, expenses, gains and losses that are excluded from net income. Total comprehensive income, net of tax, for the applicable periods is as follows (in thousands):

Three Months Ended March 31,	2012	2011
Net Income	$2,765	$606
Other Comprehensive Income:
Foreign currency translation adjustments	466	1,028

Total Comprehensive Income	$3,231	$1,634

Nine Months Ended March 31,	2012	2011
Net Income	$2,287	$1,281
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(1,159)	2,251

Total Comprehensive Income	$1,128	$3,532

9.	Credit Facilities

The Company had no debt outstanding at March 31, 2012 and June 30, 2011.

On January 6, 2012, the Company entered into a First Amendment to the Amended and Restated Credit Agreement dated November 16, 2010 with Comerica Bank. The First Amendment extended the maturity date until November 1, 2013, amended the definition of tangible net worth and permitted the Company to repurchase up to $1.8 million of its common stock from July 1, 2011 through December 31, 2011. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the Credit Agreement. The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year. At March 31, 2012, the Credit Agreement required a Tangible Net Worth of not less than $34.2 million and supported outstanding letters of credit totaling $121,577.

At March 31, 2012, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 350,000 euros (equivalent to approximately $467,000). The facility allows 100,000 euros to be used to finance working capital needs and equipment purchases or capital leases. The facility allows up to 350,000 euros to be used for providing bank guarantees. The first 100,000 euros of borrowings bear interest at 8.5% and 2.0% is charged on borrowings over 100,000 euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2012, GmbH had no borrowings outstanding.

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

The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $76,000 and $221,000 in the three and nine months ended March 31, 2012, respectively. The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $113,000 and $350,000 in the three and nine months ended March 31, 2011, respectively. As of March 31, 2012, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $376,000. The Company expects to recognize this cost over a weighted average vesting period of 3.01 years.

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

The estimated fair value as of the date options were granted during the nine month period ended March 31, 2012 using the Black-Scholes option-pricing model, is shown in the table below. The Company did not grant any stock options during the three months ended March 31, 2012 and the three and nine months ended March 31, 2011.

Nine Months Ended 3/31/2012
Weighted Average Estimated Fair Value Per Share of Options Granted During the Period	$2.46
Assumptions:
Amortized Dividend Yield	—
Common Stock Price Volatility	46.14%
Risk Free Rate of Return	0.91%
Expected Option Term (in years)	5

The Company received approximately $13,000 and $59,000, respectively, in cash from option exercises under all share-based payment arrangements for the three and nine months ended March 31, 2012.

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

Options to purchase 937,000 and 794,000 shares of common stock outstanding in the three months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 902,000 and 813,000 shares of common stock outstanding in the nine months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

12.	Commitments and Contingencies

Management is currently unaware of any significant pending litigation affecting the Company.

The Company was a party to a suit filed by i-CEM Service, Inc. and 3CEMS Prime on or about July 1, 2010 in the Federal Court for the Northern District of Illinois. The suit alleged that the Company breached its contractual and common law indemnification obligations by failing to pay for component parts used to manufacture optical video scopes. The suit sought damages of not less than $4 million. On October 27, 2011, the Federal Court granted the Company’s motion to reconsider the granting of i-CEM’s motion to add 3CEMS Prime as a party to the suit. Because the Federal Court did not allow 3CEMS Prime to join the suit as a third party plaintiff, and i-CEM was not a party to the contract at issue, the Federal Court terminated the suit. On March 21, 2012, the Company received a letter from counsel for 3CEMS and Prime Foundation claiming that the Company breached its contractual obligations by failing to pay for component parts used to manufacture optical video scopes and seeking $5.5 million in damages. The Company intends to vigorously defend against these claims.

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

In the first quarter of fiscal 2012, the Company recorded a $957,000 loss from discontinued operations, net of $493,000 in taxes, that related to a settlement of a lawsuit filed in 2002 by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleged that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products involving the Company’s discontinued Forest Product Business Unit. The Company agreed to settle the suit for $2.0 million Canadian dollars (approximately $1.9 million using a September 30, 2011 exchange rate). The Company also had accruals related to this matter of approximately $500,000. The Company paid the litigation settlement in full for $2.0 million on October 28, 2011 and the Company incurred a foreign currency loss on the transaction of $52,000, net of $27,000 in taxes, in the second quarter of fiscal 2012. See Note 12 to the Consolidated Financial Statements, “Commitment and Contingencies”, of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 for further information on the lawsuit.

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

Reportable Segments ($000)	Industrial Business Unit	Commercial Products Business Unit	Consolidated
Three months ended March 31, 2012
Net sales	$19,190	$1,076	$20,266
Operating income (loss)	5,558	(1,243)	4,315
Assets	61,220	7,915	69,135
Accumulated depreciation and amortization	14,751	1,090	15,841
Three months ended March 31, 2011
Net sales	$11,587	$2,547	$14,134
Operating income (loss)	1,307	(464)	843
Assets	50,545	16,537	67,082
Accumulated depreciation and amortization	14,388	622	15,010

Reportable Segments ($000)	Industrial Business Unit	Commercial Products Business Unit	Consolidated
Nine months ended March 31, 2012
Net sales	$44,552	$4,414	$48,966
Operating income (loss)	7,520	(2,728)	4,792
Assets	58,589	10,546	69,135
Accumulated depreciation and amortization	14,751	1,090	15,841
Nine months ended March 31, 2011
Net sales	$36,684	$6,544	$43,228
Operating income (loss)	3,541	(2,022)	1,519
Assets	50,326	16,756	67,082
Accumulated depreciation and amortization	14,388	622	15,010

15.	Subsequent Events

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued. No events have taken place that meet the definition of a subsequent event that requires disclosure in this filing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2012, fiscal year 2013, and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2012 and future cash flow requirements. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10K for fiscal year 2011. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s Industrial Business Unit segment products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s Industrial Business Unit segment products have shorter lead times than other components and are required later in the process, orders for the Company’s Industrial Business Unit segment products tend to be given later in the integration process. The Company’s Commercial Products Business Unit segment products are subject to the timing of firm orders from its customers, which may change on a monthly basis. In addition, because the Company’s Commercial Products Business Unit segment products require short lead times from firm order to delivery, the Company purchases long lead time components before firm orders are in hand. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products, expand into new geographic markets and successfully negotiate new sales or supply agreements with new customers. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.

OVERVIEW

Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact measurement and inspection solutions for industrial and commercial applications. The Company’s primary operations are in North America, South America, Europe and Asia. The Company has two operating segments, the Industrial Business Unit (“IBU”) and the Commercial Products Business Unit (“CBU”). The IBU’s non-contact measurement solutions are further segmented into Automated Systems and Technology Components. Automated Systems products consist of a number of complete metrology solutions for industrial process control – AutoGauge®, AutoGauge® Plus, AutoFit®, AutoScan®, and AutoGuide®—that are primarily used by the Company’s customers to improve product quality, shorten product launch cycles, reduce overall manufacturing costs, and manage complex manufacturing processes. Technology Components products include ScanWorks®, ScanWorks®xyz, ToolKit, WheelWorks® and Multi-line Sensor products that target the digitizing, reverse engineering, inspection and original equipment manufacturers (“OEMs”) wheel alignment markets. Additionally, the IBU provides a number of Value Added Services that are primarily related to the Automated Systems line of products. The largest market served by IBU is the automotive market.

The products of the CBU segment are designed for sale to professional tradesmen in four specific strategic commercial markets. These products are sold to and distributed through leading strategic partners in each of these markets. The four strategic markets include the electrical, mechanics, plumbing, and construction markets. All CBU sales are recorded in the Americas.

In the IBU segment, new vehicle tooling programs represent the most important selling opportunity for the Company’s automotive-related sales. The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans. The existing installed base of Automated Systems products also provides a continuous revenue stream in the form of system additions, upgrades and modifications, and Value Added Services such as customer training and service. Opportunities for Technology Component products include the expansion of ScanWorks® capability for coordinate measurement machines and new OEM customers for WheelWorks®. The new multi-line WheelWorks® sensor provides a more scalable and flexible solution for OEM manufacturers of production wheel alignment systems. Furthermore, the ScanWorks®xyz product opens up a new market opportunity by allowing customers to add scanning capability to their existing coordinate measuring machines.

IBU had its highest quarterly revenue since the fourth quarter of fiscal 2007 and had its third consecutive quarter with a backlog above $30 million. The improved results of IBU are a reflection of the sustained recovery across the automotive manufacturing sector, as well as the Company’s improved performance and cost restructuring.

The Company continues to receive positive feedback from its customers on its Helix® 3D Metrology Solution. Helix® is an innovative and versatile 3D metrology platform that enables manufacturers to perform their most challenging measurement tasks with unparalleled ease and precision. It combines more than 25 years of laser-triangulation and 3D metrology experience with recent technological advances to create the most unique and powerful solution in the market. Helix® solutions offer the world’s only sensors with Intelligent Illumination®, a patented breakthrough that allows users to control virtually every aspect of the sensor’s calibrated light source. By customizing the quantity, density, and orientation of the sensor’s laser lines through a simple user interface, image acquisition is optimized on a feature-by-feature basis. The user can configure tightly spaced laser lines for small, complex features, increase the number of laser lines to robustly measure challenging materials, and alter the orientation of the laser lines to accommodate the differences between multiple parts manufactured on the same assembly line. The Company’s first Helix® product is in a limited production phase. The Company expects Helix capability will continue to expand so that it will eventually displace our current TriCam based solutions and enable new applications in a variety of industries.

CBU sales in the third quarter of fiscal 2012 decreased $1.4 million from the same period a year ago. Fourth quarter sales are expected to be slightly higher than third quarter sales but are expected to be lower than sales in the fourth quarter of fiscal 2011. The Company reduced the CBU workforce during the third quarter of fiscal 2012 to be more in line with current sales levels. Initial shipments of the Snap-on BK8000 are expected to begin in the fourth quarter of fiscal 2012. The BK8000 is a wireless touchscreen borescope for the mechanics market and marks the third new product launch for CBU in fiscal 2012. In the fourth quarter of fiscal 2012, CBU received a $1.4 million order for a new borescope product that will be launched in the first quarter of fiscal 2013.

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

Outlook –The high level of bookings and backlog continued in the third quarter of fiscal 2012. IBU’s backlog is expected to be worked down from its high level over the next several quarters. Near-term, in IBU, the Company will continue to focus on the development of its Helix® platform with select installations over the next few quarters and geographic growth, principally in Asia. The Company is continuing its efforts to finalize its plans for CBU. The Company expects sales in the second half of fiscal 2012 to be higher than in the first half of the year, although sales in the fourth quarter will be considerably below the levels of the second and third quarters of fiscal 2012. The Company’s financial base remains strong with no debt and approximately $20.3 million of cash, cash equivalents and short-term investments at March 31, 2012 to support the Company’s growth plans.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Overview – For the third quarter of fiscal 2012, the Company reported net income of $2.8 million, or $0.33 per diluted share, compared to net income of $606,000 or $0.07 per diluted share, for the third quarter of fiscal 2011. Specific line item results are described below.

Sales – Net sales in the third quarter of fiscal 2012 were $20.3 million, compared to $14.1 million for the quarter ended March 31, 2011. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

Sales (by segment) (in millions)	Third Quarter 2012		Third Quarter 2011		Increase/(Decrease)
Industrial Business Unit	$19.2	94.6%	$11.6	82.3%	$7.6	65.5%
Commercial Products Business Unit	1.1	5.4%	2.5	17.7%	(1.4)	(56.0)%

Totals	$20.3	100.0%	$14.1	100.0%	$6.2	44.0%

Sales (by location) (in millions)	Third Quarter 2012		Third Quarter 2011		Increase/(Decrease)
Americas	$10.6	52.2%	$8.2	58.2%	$2.4	29.3%
Europe	5.9	29.1%	4.4	31.2%	1.5	34.1%
Asia	3.8	18.7%	1.5	10.6%	2.3	153.3%

Totals	$20.3	100.0%	$14.1	100.0%	$6.2	44.0%

Sales in the IBU segment increased $7.6 million in the third quarter of fiscal 2012 quarter compared to the same quarter a year ago and represented the highest quarterly sales level since the fourth quarter of fiscal 2007. The increase was primarily due to increased sales of Automated Systems products in all three geographic regions that were partially mitigated by lower Technology Component product sales of approximately $1.0 million. Sales in the CBU segment decreased $1.4 million from a year ago primarily due to fewer sales in the construction and mechanics markets. The increase in sales in Asia was primarily related to higher Automated Systems products sales in China.

Bookings – Bookings represent new orders received from customers. The Company had new order bookings during the quarter of $18.1 million compared to $18.0 million for the third quarter ended March 31, 2011. It should be noted that the Company’s level of new orders fluctuates from quarter to quarter and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

Bookings (by segment) (in millions)	Third Quarter 2012		Third Quarter 2011		Increase/(Decrease)

Industrial Business Unit	$17.5	96.7%	$14.8	82.2%	$2.7	18.2%
Commercial Products Business Unit	0.6	3.3%	3.2	17.8%	(2.6)	(81.3)%

Totals	$18.1	100.0%	$18.0	100.0%	$0.1	0.6%

Bookings (by location) (in millions)	Third Quarter 2012		Third Quarter 2011		Increase/(Decrease)
Americas	$7.6	42.0%	$11.1	61.7%	$(3.5)	(31.5)%
Europe	5.5	30.4%	4.3	23.9%	1.2	27.9%
Asia	5.0	27.6%	2.6	14.4%	2.4	92.3%

Totals	$18.1	100.0%	$18.0	100.0%	$0.1	0.6%

IBU bookings increased $2.7 million primarily as a result of higher bookings of Automated Systems. Bookings in the Americas were down $3.5 million compared to the prior year principally due to lower CBU orders and to a lesser extent lower Automated Systems product orders. The increase in both Europe and Asia related to higher orders of Automated Systems Products. CBU bookings decreased $2.6 million primarily due to decreased orders in the construction, plumbing and mechanics markets.

Backlog – Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $33.6 million as of March 31, 2012 compared with $27.9 million as of March 31, 2011. It should be noted that the level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer. The Company expects to be able to fill substantially all of the orders in the backlog during the following twelve months. The following tables set forth comparison data for the Company’s backlog by segment and geographic location.

Backlog (by segment) (in millions)	Third Quarter 2012		Third Quarter 2011		Increase/ (Decrease)

Industrial Business Unit	$31.8	94.6%	$25.7	92.1%	$6.1	23.7%
Commercial Products Business Unit	1.8	5.4%	2.2	7.9%	(0.4)	(18.2)%

Totals	$33.6	100.0%	$27.9	100.0%	$5.7	20.4%

Backlog (by location) (in millions)	Third Quarter 2012		Third Quarter 2011		Increase/ (Decrease)

Americas	$14.2	42.3%	$13.3	47.7%	$0.9	6.8%
Europe	10.9	32.4%	9.3	33.3%	1.6	17.2%
Asia	8.5	25.3%	5.3	19.0%	3.2	60.4%

Totals	$33.6	100.0%	$27.9	100.0%	$5.7	20.4%

The $5.7 million increase in backlog over the third quarter of fiscal 2011 was primarily the result of increased orders in IBU. IBU’s backlog of $31.8 million represents the third consecutive quarter IBU has been above $30.0 million. The increase in the Americas of $900,000 principally related to the increase in Automated System orders partially mitigated by lower CBU orders and to a lesser extent lower Technology Component and Value Added Service orders. The increase in the European backlog primarily related to Automated Systems orders. Asia’s backlog increased $3.2 million also primarily for Automated Systems orders. CBU’s backlog decreased $400,000 from the third quarter of fiscal 2011 and was primarily due to a reduction in the level of new orders in the plumbing and construction markets that were partially offset by an increase in the mechanics market.

Gross Profit – Gross profit was $9.8 million, or 48.2% of sales, in the third quarter of fiscal 2012, as compared to $6.5 million, or 45.7% of sales, in the third quarter of fiscal 2011. The Company achieved a gross profit margin percentage increase of 2.5% primarily related to the high level of revenue with a certain portion of fixed labors costs and a higher level of sales in IBU versus CBU.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were $3.6 million in the third quarter fiscal 2012 compared to $3.5 million in the third quarter a year ago. The $123,000 increase primarily related to increases in salary and related costs and an increase in the reserve for bad debts that was partially offset by a decrease in legal fees.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $1.9 million in the quarter ended March 31, 2012 compared to $2.1 million in the third quarter a year ago. The $282,000 decrease was primarily due to lower costs in CBU.

Interest Income, net – Net interest income was $57,000 in the third quarter of fiscal 2012 compared with net interest income of $59,000 in the third quarter of fiscal 2011.

Foreign Currency – There was a net foreign currency loss of $243,000 in the third quarter of fiscal 2012 compared with a gain of $43,000 a year ago. The $286,000 change was related to a $108,000 realized currency translation loss on one of the Company’s dissolved foreign subsidiaries and foreign currency changes, primarily related to the Yen in comparative quarters.

Income Taxes – The effective tax rate for the third quarter of fiscal 2012 was 33.0% compared to 35.9% in the third quarter of fiscal 2011. The effective rate in both fiscal quarters primarily reflects the effect of the mix of pre-tax profit and loss among the Company’s various operating entities and their countries’ respective tax rates. The effective tax rates in the United States were 41.6% and 31.9% on pretax income in the fiscal 2012 and 2011 quarters, respectively. The higher United States tax rate in the current quarter reflects higher taxable partnership income from the Company’s Brazilian subsidiary. The foreign subsidiaries combined effective tax rates were 25.3% on combined pretax income in the fiscal 2012 and 2937% on a combined pretax loss in fiscal 2011.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Overview – For the first nine months of fiscal 2012, the Company reported income from continuing operations of $3.3 million, or $0.38 per diluted share, compared to net income of $1.3 million or $0.14 per diluted share, for the nine months of fiscal 2011. In fiscal 2012, the Company recorded a $1.0 million loss from discontinued operations, net of taxes, or $0.12 per diluted share, related to the settlement of a lawsuit filed in 2002 involving the Company’s discontinued forest products business. See Note 12 to the Consolidated Financial Statements, “Commitments and Contingencies” and Note 13, “Discontinued Operations”, for further information on the lawsuit and discontinued operations. The Company sold substantially all of the assets of its forest products business unit in March 2002. The Company’s net income for the nine months of fiscal 2012 was $2.3 million, or $0.26 per diluted share, compared to net income of $1.3 million or $0.14 per diluted share for the first nine months of fiscal 2011. Specific line item results are described below.

Sales – Net sales in the first nine months of fiscal 2012 were $49.0 million, compared to $43.2 million for the nine months ended March 31, 2011. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

Sales (by segment) (in millions)	Nine Months Ended 3/31/12		Nine Months Ended 3/31/11		Increase/ (Decrease)

Industrial Business Unit	$44.6	91.0%	$36.7	85.0%	$7.9	21.5%
Commercial Products Business Unit	4.4	9.0%	6.5	15.0%	(2.1)	(32.3)%

Totals	$49.0	100.0%	$43.2	100.0%	$5.8	13.4%

Sales (by location) (in millions)	Nine Months Ended 3/31/12		Nine Months Ended 3/31/11		Increase/ (Decrease)

Americas	$24.3	49.6%	$20.9	48.4%	$3.4	16.3%
Europe	14.7	30.0%	16.8	38.9%	(2.1)	(12.5)%
Asia	10.0	20.4%	5.5	12.7%	4.5	81.8%

Totals	$49.0	100.0%	$43.2	100.0%	$5.8	13.4%

Sales in the IBU segment increased $7.9 million from a year ago. The increase primarily related to increased sales of Automated Systems products of $11.5 million that were partially mitigated by a decrease in Technology Component product sales of $3.4 million. Sales in the CBU segment decreased $2.1 million primarily due to lower sales in the mechanics market and, to a lesser extent, lower sales in the plumbing and construction markets. Sales in the Americas increased primarily due to increased IBU sales of Automated Systems products that were offset by lower IBU sales of Technology Component products and by lower sales in CBU. European sales decreased primarily from lower Technology Component sales. Sales in Asia increased primarily due to higher Automated Systems products sales.

Bookings – Bookings represent new orders received from customers. New order bookings for the nine months ended March 31, 2012 were $56.2 million compared to $51.2 million for the same period one year ago. It should be noted that historically, the Company’s level of new orders has varied from period to period and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

Bookings (by segment) (in millions)	Nine Months Ended 3/31/12		Nine Months Ended 3/31/11		Increase/ (Decrease)

Industrial Business Unit	$52.5	93.4%	$45.6	89.1%	$6.9	15.1%
Commercial Products Business Unit	3.7	6.6%	5.6	10.9%	(1.9)	(33.9)%

Totals	$56.2	100.0%	$51.2	100.0%	$5.0	9.8%

Bookings (by location) (in millions)	Nine Months Ended 3/31/12		Nine Months Ended 3/31/11		Increase/ (Decrease)
Americas	$28.4	50.5%	$25.6	50.0%	$2.8	10.9%
Europe	16.9	30.1%	18.0	35.2%	(1.1)	(6.1)%
Asia	10.9	19.4%	7.6	14.8%	3.3	43.4%

Totals	$56.2	100.0%	$51.2	100.0%	$5.0	9.8%

The increases in IBU bookings of $6.9 million for the nine-month period of fiscal 2012 was primarily from increased Automated Systems orders of $9.6 million mitigated by a decrease in Technology Component orders of $2.7 million. CBU bookings decreased primarily from decreased orders in the plumbing market and to a lesser extent decreased orders in the mechanical, electrical and construction markets. The increases in the Americas related to increased IBU bookings primarily for higher Automated Systems products that were partially mitigated by lower CBU and Technology Component bookings. European bookings decreased primarily due to lower Technology Component product orders. The increase in Asian bookings was primarily for higher orders of Automated Systems products that were partially mitigated by lower bookings for Technology Component products.

Gross Profit – Gross profit was $21.1 million, or 43.0% of sales, in the first nine months of fiscal 2012, as compared to $18.3 million, or 42.3% of sales, in the nine months of fiscal 2011. The increase in gross profit was primarily related to the high level of revenue with a certain portion of fixed labors costs and a higher level of sales in IBU versus CBU.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were $10.8 million for the nine months ended March 31, 2012 compared to $10.6 million in the same period one year ago. The increase of approximately $260,000 was primarily due to an increase in the reserves for bad debts, and to a lesser extent salary related costs, partially offset by a decrease in legal fees.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $5.5 million for the nine months ended March 31, 2012 compared to $6.2 million for the nine-month period a year ago. The $761,000 decrease was primarily due to less engineering costs in CBU and a decrease in the use of outside contractors in IBU.

Interest Income, net – Net interest income was $188,000 in the nine months ended March 31, 2012 compared with net interest income of $160,000 in the nine months ended March 31, 2011. The increase was principally due to higher interest rates on average in the fiscal 2012 nine-month period compared to the same period in fiscal 2011.

Foreign Currency – There was a net foreign currency loss of $528,000 in the fiscal nine month period compared with a gain of $254,000 a year ago. The change principally represents foreign currency changes related to the Euro and the Yen within the respective periods and to a less extent a realized currency translation loss of $108,000 on one of the Company’s dissolved foreign subsidiaries.

Income Taxes – The effective tax rate on income from continuing operations for the first nine months of fiscal 2012 was 28.5% compared to 33.7% in the first nine-months of fiscal 2011. The effective tax rate in both fiscal periods primarily reflected the effect of the mix of pre-tax profit and loss among the Company’s various operating entities and their countries’ respective tax rates. The effective tax rates in the United States were 42.5% and 31.9% on pretax income in the fiscal 2012 and 2011 periods, respectively. The higher United States tax rate in the current period reflects higher taxable partnership income from the Company’s Brazilian subsidiary. The foreign subsidiaries combined effective tax rates were 20.9% and 34.9% on combined pretax income in the fiscal 2012 and 2011 periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents were $10.5 million at March 31, 2012, compared to $12.1 million at June 30, 2011. The cash decrease of $1.6 million primarily represented cash paid out for discontinued operations of $2.0 million related to a legal settlement, $1.3 million for the purchase of the Company’s stock, $660,000 used for capital expenditures and $317,000 related to the negative foreign exchange rate change on cash and cash equivalents. The Company had cash provided from operations of $313,000, net sales of investments that generated cash of $2.2 million and cash received from employee and director stock purchases of $188,000.

Of the $313,000 in cash provided from continuing operations, $3.3 million represented income from continuing operations partially offset by $4.5 million of net working capital changes plus the add back of non-cash items totaling $1.5 million. The use of cash for net working capital changes resulted primarily from an increase in receivables of $3.9 million, a use of cash related to the change in other current assets and liabilities of $943,000, an increase in inventories of $508,000, which were partially offset by an increase in accounts payables of $864,000. The $3.9 million increase in receivables reflects the strong sales in the third quarter of fiscal 2012 compared to fiscal 2011. The change in other current assets and liabilities primarily represented lower accrued liabilities, a reduction in accrued compensation related to the payment of the fiscal 2011 profit sharing amount, lower prepaid expenses and to a lesser extent lower deferred revenue.

The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the nine months ended March 31, 2012, the Company’s reserve for obsolescence decreased by $145,000, which resulted from additional reserves for obsolescence of approximately $92,000 that were offset by $237,000 of disposals and the effect of changes in foreign currency on inventory.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company increased its allowance for doubtful accounts by a net $254,000 during the nine months ended March 31, 2012.

The Company had no debt outstanding at March 31, 2012. On January 6, 2012, the Company entered into a First Amendment to the Amended and Restated Credit Agreement dated November 16, 2010 with Comerica Bank. The First Amendment extended the maturity date until November 1, 2013, amended the definition of tangible net worth and permitted the Company to repurchase up to $1.8 million of its common stock from July 1, 2011 through December 31, 2011. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment. The Credit Agreement prohibits the Company from paying dividends. In addition, the Credit Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the Credit Agreement. The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year. At March 31, 2012, the Credit Agreement required a Tangible Net Worth of not less than $34.2 million and supported outstanding letters of credit totaling $121,577.

At March 31, 2012, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 350,000 euros (equivalent to approximately $467,000). The facility allows 100,000 euros to be used to finance working capital needs and equipment purchases or capital leases. The facility allows up to 350,000 euros to be used for providing bank guarantees. The first 100,000 euros of borrowings bear interest at 8.5% and 2.0% is charged on borrowings over 100,000 euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At March 31, 2012, GmbH had no borrowings outstanding.

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

At March 31, 2012 the Company had short-term investments totaling $9.8 million and long-term investments valued at $2.2 million. See Note 6 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, contained in this Quarterly Report on Form 10-Q, for further information on the Company’s investments and their current valuation. The market for the long-term investments is currently illiquid.

The Company expects to spend between $800,000 and $1.2 million during fiscal year 2012 for capital equipment, although there is no binding commitment to do so. Based on the Company’s current business plan, the Company believes that available cash on hand, short-term investments and existing credit facilities will be sufficient to fund anticipated fiscal year 2012 and 2013 cash flow requirements, except to the extent that the Company implements business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

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

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2011.

ITEM 6.	EXHIBITS

10.40	Summary of Fiscal 2012 Annual Incentive and Profit Sharing Plans, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2012.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc.
(Registrant)

Date: May 11, 2012	By:	/S/ Harry T. Rittenour
Harry T. Rittenour
President and Chief Executive Officer

Date: May 11, 2012	By:	/S/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2012	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Vice President, Controller and Chief Accounting
Officer (Principal Accounting Officer)