Form 10-Q/A
period 2012-03-31
PERCEPTRON INC/MI
filed 2012-07-17
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012.

Commission file number: 0-20206

PERCEPTRON, INC.

(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-2381442
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

47827 Halyard Drive, Plymouth, Michigan	48170-2461
(Address of Principal Executive Offices)	(Zip Code)

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

EXPLANATORY NOTE

Perceptron, Inc. (“Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2012 (“Original Report”). This Amendment No. 1 is being filed solely to amend the principal officers’ certifications by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 that were filed as Exhibit 32 to the Original Report, to correct a typographical error whereby an incorrect date was inadvertently provided on the certifications. Item 6 of Part II is included for reference purposes as the Company has filed as exhibits to this Amendment No. 1 the certifications pursuant to Section 302 and Section 906 of the Sarbanes – Oxley Act of 2002. This Amendment No. 1 does not affect any other items in the Company’s Original Report.

Except as otherwise expressly stated in the items contained in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Original Report and the Company has not modified or updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s Original Report. The filing of this Amendment No. 1 shall not be deemed an admission that the Original Report when filed included any untrue statement of a material fact or omitted a material fact necessary to make a statement therein not misleading.

PART II. OTHER INFORMATION

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

Perceptron, Inc. (Registrant)

Date: July 16, 2012	By:	/S/ Harry T. Rittenour
Harry T. Rittenour
President and Chief Executive Officer

Date: July 16, 2012	By:	/S/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 16, 2012	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Vice President, Controller and Chief Accounting
Officer (Principal Accounting Officer)

4