Form 10-K
period 2012-06-30
PERCEPTRON INC/MI
filed 2012-09-28
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held as of the registrant’s most recently completed second fiscal quarter by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2011, as reported by the NASDAQ Global Market, was approximately $37,700,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 20, 2012, was 8,455,465.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2012
Annual Meeting of Shareholders	Part III, Items 10-14

PART I

ITEM 1:	BUSINESS

General

Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact measurement and inspection solutions for industrial applications. Perceptron products provide solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement, scanning and inspection applications. These products are used by the Company’s customers throughout the world to help manage their complex manufacturing processes to improve quality, shorten product launch times, reduce overall manufacturing costs and for digitizing and reverse engineering applications. The Company services multiple markets, with the largest being the automotive industry. The Company’s primary operations are in North America, Europe and Asia.

The Company’s products are categorized as follows:

Automated Systems products. Sales of these products involve the development, manufacture, and installation of:

•	Laser-based, non-contact dimensional gauging systems used in automotive assembly plants and tier-1 automotive manufacturers; and

•	Laser-based, non-contact systems that guide robots in a variety of automated assembly applications.

Technology Components products. Perceptron develops, manufactures and markets laser-based sensors and software used:

•	As the critical sensing component on automotive assembly plant wheel-alignment machines,

•	As the critical component for 3-dimensional scanning on coordinate measurement machines (“CMM”) for the reverse engineering and inspection markets; and

•	As the critical component for 3-dimensional scanning on portable CMMs for the reverse engineering and inspection markets.

Value Added Services. Perceptron also offers the following value added services:

•	Training

•	Field Service

•	Launch Support Services

•	Consulting Services

•	Maintenance Agreements

•	Repairs; and

•	Software Tools

During the fourth quarter of fiscal 2012, the Company decided to sell its Commercial Products Business Unit (“CBU”). On August 30, 2012, the Company sold substantially all of the assets of CBU for $838,000 in cash. The purchaser also assumed certain liabilities and obligations of CBU. Perceptron retained the CBU accounts receivable balance at August 30, 2012 of approximately $608,000. CBU financial information is shown as a discontinued operation in the financial statements included in this Form 10-K for fiscal year 2012. For comparable purposes, prior periods have also been restated to present the CBU as a discontinued operation.

The Company was incorporated in Michigan in 1981 and is headquartered at 47827 Halyard Drive, Plymouth, Michigan 48170-2461, (734) 414-6100. The Company also has operations in Munich, Germany; Voisins le Bretonneux, France; Barcelona, Spain; Sao Paulo, Brazil; Tokyo, Japan; Shanghai, China; Singapore and Chennai, India.

Markets

The Company primarily services the automotive manufacturing market. The Company has product offerings encompassing many manufacturing processes, including product development, manufacturing process development and implementation, stamping, fabrication, welding, and final assembly.

Products and Applications

Automated Systems

All of the Automated Systems products are based on Perceptron’s flexible and powerful Vector software platform. Automated Systems products in fiscal 2012, 2011, and 2010 represented 80%, 68% and 73% of total sales, respectively.

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

AutoGauge® Plus: This system offers inline freeform surface scanning and discrete feature measurement in one solution. Users of AutoGauge® Plus can create a fully-customized gauging solution that automatically converts from collecting precise, discrete measurements to capturing complete 3D point clouds. AutoGauge® Plus delivers both the speed of in-line measurement and the data density of automated scanning.

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

AutoGuide® : These robot guidance systems were developed in response to the increasing use of robots for flexible, automated assembly applications. These systems utilize Perceptron sensors and measurement technology to improve the performance of robotic assembly operations. AutoGuide® systems calculate the difference between theoretical and actual relationships of a robot and the part being assembled and send compensation data, in six degrees of freedom, to the robot. Robotic applications supported by AutoGuide® include windshield insertion, roof loading, hinge mounting, door attachment, sealant application and many others.

Helix™: Is an innovative and versatile 3D metrology solution that enables manufacturers to perform their most challenging measurement tasks with greater ease and precision. Helix solutions offer Intelligent Illumination™ allowing the user to choose the quantity, density and orientation of the sensor’s laser lines on an individual inspection point level without moving the sensor. By customizing the sensor’s laser lines through a simple user interface, image acquisition is optimized on a feature-by-feature basis. The user can configure tightly spaced laser lines for small, complex features, increase the number of laser lines to robustly measure challenging materials, and alter the orientation of the laser lines to accommodate the differences between multiple parts manufactured on the same assembly line.

Technology Components

Technology Components products in fiscal 2012, 2011, and 2010 represented 14%, 24% and 19% of total sales, respectively.

ScanWorks® : The Company provides ScanWorks® products to a variety of markets through third party original equipment manufacturers (“OEMs”) and value-added resellers (“VARs”). These products target the digitizing, reverse engineering, and inspection markets. ScanWorks® is a hardware/software component set that allows customers to add digitizing capabilities to their machines or systems. The use of the ScanWorks® software and the Contour Probe® sensor enables technicians to collect, display, manipulate and export large sets of “point cloud data” from optical tracking devices, portable CMMs or CMMs. The majority of ScanWorks® sales occur outside of the automotive industry.

ScanWorks® xyz: This product is a 3D scanning solution designed for retrofitting 3-axis machines. It features all of the components required to add non-contact scanning capability to 1-, 2- or 3-axis CMMs, computer numerical controls, and layout machines in a cost-effective manner. The retrofitting of these machines with ScanWorks®xyz allows end users to repurpose their existing equipment and increase their throughput by scanning more parts in less time.

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

Multi-line Sensor: The multi-line, laser triangulation sensor was designed for use in automotive assembly plant wheel alignment systems. It offers a scalable and flexible solution that can handle multiple car models with different wheel sizes and tire profiles.

Value Added Services

Value Added Services: Value Added Services sales in fiscal 2012, 2011, and 2010 represented 6%, 8% and 8% of total sales, respectively. Value Added Services include training, field service, launch support services, consulting services, maintenance agreements, repairs, and software tools.

Sales and Marketing

The Company markets its products directly to end user customers, and through manufacturing line builders, system integrators, VARs and OEMs.

The Company’s Automated Systems sales efforts are led by account managers who develop a close consultative selling relationship with the Company’s customers. The Company’s principal customers for its Automated Systems (AutoGauge®, AutoFit®, AutoScan®, AutoGuide®) products have historically been automotive manufacturing companies that the Company either sells to directly or through manufacturing line builders, system integrators or OEMs. The Company’s Automated Systems products are typically purchased for installation in connection with retooling programs undertaken by these companies. Because sales are dependent on the timing of customers’ retooling programs, sales by customer vary significantly from year to year, as do the Company’s largest customers. For the fiscal years 2012, 2011 and 2010, approximately 51%, 42% and 42%, respectively, of net sales were derived from the Company’s four largest automotive end user customers. The Company also sells to manufacturing line builders, system integrators or OEMs, who in turn sell to the Company’s automotive customers. For the fiscal years 2012, 2011 and 2010, approximately 13%, 11% and 13%, respectively, of net sales were to manufacturing line builders, system integrators and OEMs for the benefit of the same four largest automotive end user customers in each respective year. During the fiscal year ended June 30, 2012, direct sales to General Motors and Volkswagen Group (includes Audi, SEAT and others) each accounted for approximately 22% of the Company’s total net sales. At June 30, 2012, accounts receivable from General Motors and Volkswagen Group totaled approximately $3.6 million and $1.6 million, respectively.

The Company provides its Technology Component products to selected system integrators, OEMs and VARs that integrate them into their own systems and products for sales to end user customers. These products target the digitizing, reverse engineering and inspection markets.

On August 30, 2012 the Company sold substantially all of the assets of CBU to Inspectron, Inc. As part of the sale, the Company and Inspectron entered into a Covenant Not to Compete dated August 30, 2012. The Company agreed, among other matters, for a period of two years not to compete with Inspectron in any business in which the Commercial Products Business Unit was engaged in at the time of sale.

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

International Operations

Europe: The Company’s European operations contributed approximately 32%, 45%, and 50%, of the Company’s net sales during the fiscal years ended June 30, 2012, 2011, and 2010, respectively. The Company’s wholly-owned subsidiary, Perceptron Europe B.V. (“Perceptron B.V.”), formed in The Netherlands, holds a 100% equity interest in Perceptron (Europe) GmbH (“Perceptron GmbH”). Perceptron GmbH is located in Munich, Germany and is the operational headquarters for the European market. Perceptron GmbH holds a 100% interest in Perceptron E.U.R.L. located in Voisins le Bretonneux, France and a 100% interest in Perceptron Iberica SL located in Barcelona, Spain. At June 30, 2012, the Company employed 58 people in its European operations.

Asia: The Company’s Asian operations contributed approximately 22%, 15%, and 14%, of the Company’s net sales during the fiscal years ended June 30, 2012, 2011, and 2010, respectively. The Company operates direct sales, application and support offices in Tokyo, Japan; Shanghai, China; Singapore; and Chennai, India to service customers in Asia. At June 30, 2012, the Company employed 30 people in its Asian operations.

South America: The Company has a direct sales, application and support office in Sao Paulo, Brazil to service customers in South America. At June 30, 2012, the Company employed 5 people in its Brazilian operations.

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

Competition

The Company believes that its products provide the best and most complete solutions for its customers in terms of system capabilities, levels of support, and at competitive prices for the value provided, which it believes are the principal competitive factors in its markets.

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

Backlog

As of June 30, 2012, the Company had a backlog of $30.2 million, compared to $23.9 million at June 30, 2011. Most of the backlog is subject to cancellation by the customer with penalty provisions. The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company expects to be able to fill substantially all of the orders in its backlog by June 30, 2013.

Research and Development

In fiscal year 2012, research and development focused primarily on the Company’s innovative new Helix® 3D metrology solution. Helix® solutions offer Intelligent Illumination™, a patented breakthrough that allows users to control the sensor’s calibrated light source. By customizing the quantity, density, and orientation of the sensor’s laser lines through a simple user interface, image acquisition is optimized on a feature-by-feature basis. The user can configure tightly spaced laser lines for small, complex features, increase the number of laser lines to robustly measure challenging materials, and alter the orientation of the laser lines to accommodate the differences between multiple parts manufactured on the same assembly line. That customization ability translates directly into better measurements, better information and better process control decisions. Helix® sensors offer an expansive measurement volume. A large measurement volume provides customers with more measurement points using fewer sensors than existing solutions. Helix® is expected, over time, to replace all of the Company’s current Automated Systems products beginning with AutoGauge®.

As of June 30, 2012, 35 persons employed by the Company were focused primarily on research, development and engineering. For the fiscal years ended June 30, 2012, 2011 and 2010, the Company’s research, development and engineering expenses were $5.6 million, $5.8 million and $5.2 million, respectively.

Patents, Trade Secrets and Confidentiality Agreements

As of June 30, 2012, the Company has been granted 35 U.S. patents and has 18 U.S. patent applications pending, which relate to various products and processes manufactured, used, and/or sold by the Company. As part of the sale of substantially all of the assets of CBU, the Company transferred 16 U.S. patents and 5 U.S. patent applications to the buyer. The Company has also been granted 21 foreign patents in Canada, Europe, China and Japan and has 12 patent applications pending in foreign locations. As part of the sale of substantially all of CBU, the Company transferred 10 foreign patents and 2 foreign patent applications to the buyer. The U.S. patents expire from 2016 through 2029 and the Company’s existing foreign patent rights expire from 2016 through 2030. In addition, the Company holds perpetual licenses to more than 35 other U.S. patents including rights to practice 6 patents for non-forest product related applications that were assigned to USNR in conjunction with the sale of the Forest Products business unit in 2002. The expiration dates for these licensed patents range from 2012 to 2020.

The Company has registered, and continues to register, various trade names and trademarks including Perceptron®, Powered by Perceptron®, AutoGauge®, IPNet®, AutoFit®, AutoGuide®, AutoScan®, AutoSolve®, Contour Probe®, ScanWorks®, TriCam®, WheelWorks®, Visual Fixturing®, Helix®, and Intelligent Illumination®, among others, which are used in connection with the conduct of its business.

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

Employees

As of June 30, 2012, the Company employed 229 persons, 227 of whom were employed on a full-time basis and 216 of whom are engaged in the Company’s continuing business operations. None of the employees is covered by a collective bargaining agreement and the Company believes its relations with its employees to be good.

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

Our revenues are highly influenced by the sale of products for use in the automotive industry, particularly to manufacturers based in the United States, China and Western Europe. As a result, our ability to sell our systems and solutions to automotive manufacturers and suppliers is affected by periodic downturns in the global automotive industry, such as those that occurred in 2009-2010 in the United States automotive industry.

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

We realize that we are vulnerable to fluctuations in the global automotive industry. Our future success is dependent upon our ability to implement our long-term strategy to expand our customer base in our automotive markets and to expand into new markets. Currently, we are focusing on our plans to achieve sales growth in automotive markets through expansion in automotive markets in Asia and the expansion of our business with current customers in North America, South America and Europe. We also continue to explore opportunities for expansion into non-automotive markets through our existing and new products. However, there are a number of uncertainties involved in our long-term strategy over which we have no or limited control, including:

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

A majority of our revenues is derived from the sale of systems and solutions to a small number of customers that consist primarily of automotive manufacturers and suppliers in North America, Western Europe and Asia.

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

Because some of our products are sold in China, we are at risk of competitors misappropriating our intellectual property included in those products or reverse engineering those products. As a result, we may have a more limited ability, and significantly greater costs, to enforce our intellectual property rights in those products. Constant technological improvement of those products will be particularly important to keep the products competitive in their markets.

We are subject to risks related to litigation.

From time to time, we are subject to lawsuits and other claims arising out of our business operations. Adverse judgments in one or more of these lawsuits could require us to pay significant damage amounts. The outcome of lawsuits is inherently uncertain and typically a loss cannot be reasonably estimated or accrued by us relating to lawsuits. Accordingly, if the outcome of a legal proceeding is adverse to the Company, we would have to record a charge for the matter at the time the legal proceeding is resolved and generally in the full amount at which it is resolved. In addition, the expenses related to these lawsuits may be significant. Lawsuits can have a material adverse effect on our business and operating results, particularly where we have not established an accrual or a sufficient accrual for damages, settlements, or expenses. See “Item 3 – Legal Proceedings” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Litigation and Other Contingencies” below for a discussion of the Company’s policies in accounting for lawsuits and other claims.

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

We are aware of a number of companies in our markets selling products using similar or alternative technologies and methods. We believe that there may be other companies, some of whom may be substantially larger and have substantially greater resources than us, which may be engaged in the development of technology and products for some of our markets that could prove to be competitive with ours. We believe that the principal competitive factor in our markets is the total capability that a product offers. In some markets, a competitive price for the level of functionality and reliability provided are the principal competitive factors. While we believe that our products compete favorably, it is possible that these new competitors could capture some of our sales opportunities or force us to reduce prices in order to complete the sale.

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

Our foreign operations are subject to risks customarily encountered in such foreign operations. For instance, we may encounter fluctuations in foreign currency exchange rates, differences in the level of protection available for our intellectual property, the impact of differences in language and local business and social customs on our ability to market and sell our products in these markets and the inability to recruit qualified personnel in a specific country or region. In addition, we may be affected by U.S. laws and policies that impact foreign trade and investment. Finally, we may be adversely affected by laws and policies imposed by foreign governments in the countries where we have business operations or sell our products. These laws and policies vary from jurisdiction to jurisdiction.

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

During the fiscal year ended June 30, 2009, our long-term investments in auction rate securities were exchanged for preferred stock of a financial services company and a reinsurance company. These investments have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The issuers of these securities are not obligated to register these securities. There is no regular trading market for these securities. As a result, we will have limited ability to liquidate these investments. This lack of liquidity, as well as negative changes in the financial condition of the issuers of these securities and their credit ratings, has adversely impacted the value of these securities. In the event that the financial condition of these issuers should continue to deteriorate and/or the issuers are unable to pay dividends in the future, we may have to record additional impairment charges relating to these securities, which would negatively impact our stockholders’ equity and net income. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

We may not pay dividends on our common stock.

Holders of our common stock are only entitled to receive such dividends when and if they are declared by our Board of Directors. Although we have declared a special cash dividend on our common stock in September 2012 and have announced an intention to pay regular dividends on our common stock, we are not required to do so. Our Board of Directors may change the Company’s dividend policy and dividend amounts at any time, or discontinue the payment of dividends altogether, due to a number of factors, including covenants in the Company’s loan agreement requiring the approval of the Company’s bank prior to the payment of dividends, the Company’s levels of available capital, the Company’s future operating results, or the determination to use or reserve the Company’s cash resources for other purposes. This could adversely affect the market price of our common stock.

We are restricted under our loan agreement from paying dividends.

Dividends are not permitted under our bank credit agreement. The Company’s bank agreed to amend the Amended and Restated Credit Agreement to allow the Company to declare and pay dividends of up to $2.8 million in fiscal 2013 and up to $1.8 million for each fiscal year thereafter provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement. In the event the Board of Directors decided to declare a cash dividend in the future in excess of these levels, we would have to seek a waiver from the covenant in our bank agreement. Our bank may not be willing to waive the restriction.

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

A change in our effective tax rate can have a significant adverse impact on our business.

A number of factors may adversely impact our future effective tax rates, such as the future valuation of our deferred tax assets which are predominantly in the United States and are dependent on our ability to generate sufficient future taxable income in the United States; the geographic composition of our pre-tax income and the various tax rates in those countries; changes in available tax credits, changes in tax laws and rates, and the repatriation of earnings from outside the United States for which we have not previously provided for United States taxes. A change in our effective tax rate can adversely impact our net income.

Our profits could be reduced as a result of our compliance with SEC rules relating to our internal control over financial reporting.

Current SEC rules would require our independent registered public accounting firm auditing our financial statements to provide an attestation report on our internal control over financial reporting in our annual reports if the market value of the Company’s common stock held by non-affiliates exceeds $75 million as of the Company’s second fiscal quarter in any given fiscal year.

For the fiscal years 2009 through 2012, the Company was not required to have an attestation report from our independent registered public accounting firm on our internal controls. However, if in the future, the Company’s common stock held by non-affiliates exceeds $75 million, we would expect to expend significant resources in future fiscal years in connection with ongoing compliance with these requirements, which could adversely affect our profitability.

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

In fiscal 2008 through fiscal 2012, management provided a positive report on our internal control over financial reporting and we received in fiscal 2008 an unqualified opinion from our independent registered public accounting firm regarding our internal control over financial reporting. In fiscal 2009 through fiscal 2012, our auditors were not required to give an opinion on our internal control over financial reporting, but under current SEC rules, will be required to do so if the market value of the Company’s common stock held by non-affiliates exceeds $75 million as of the Company’s second fiscal quarter in any given fiscal year. However, there can be no positive assurance that, in the future, management will provide a positive report on our internal control over financial reporting or that if required under SEC rules in the future, we will receive an unqualified opinion from our independent registered public accounting firm regarding our internal control over financial reporting. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements. This could cause our stock price to drop.

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

Perceptron’s principal domestic facilities consist of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company. In addition, the Company leases a 1,576 square meter facility in Munich, Germany and leases office space in Voisins le Bretonneux, France; Sao Paulo, Brazil; Tokyo, Japan; Singapore; Shanghai, China; and Chennai, India. The Company believes that its current facilities are sufficient to accommodate its requirements through fiscal 2013.

ITEM 3:	LEGAL PROCEEDINGS

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

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Perceptron’s Common Stock is traded on The NASDAQ Stock Market’s Global Market under the symbol “PRCP”. The following table shows the reported high and low sales prices of Perceptron’s Common Stock for fiscal 2012 and 2011:

	Prices
	Low	High
Fiscal 2012
Quarter through September 30, 2011	$5.24	$7.16
Quarter through December 31, 2011	$4.63	$5.96
Quarter through March 31, 2012	$4.26	$6.59
Quarter through June 30, 2012	$4.86	$6.30

Fiscal 2011
Quarter through September 30, 2010	$3.71	$4.99
Quarter through December 31, 2010	$4.30	$5.75
Quarter through March 31, 2011	$4.94	$7.20
Quarter through June 30, 2011	$5.58	$7.50

No cash dividends or distribution on Perceptron’s Common Stock have been paid in the past. In addition, the payment of cash dividends or other distributions is prohibited under the terms of Perceptron’s revolving credit agreement with its bank unless the bank approves of such payment or distribution. The Company’s bank agreed to amend the Amended and Restated Credit Agreement to allow the Company to declare and pay dividends of up to $2.8 million in fiscal 2013 and up to $1.8 million for each fiscal year thereafter provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.

On September 27, 2012, the Company announced that its Board of Directors declared a special dividend of twenty-five cents ($0.25) per share of Common Stock. The special dividend will be paid on November 1, 2012 to shareholders of record at the close of business on October 10, 2012. The Company also announced that the September 27, 2012 dividend represents the start of what the Company intends to be an on-going program of regular dividend payments. See “Item 1A – Risk Factors – We may not pay dividends on our common stock” and “We are restricted under our loan agreement from paying dividends.”

The approximate number of shareholders of record on September 20, 2012, was 156.

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

PERCEPTRON, INC. AND SUBSIDIARIES

(In thousands, except per share amounts)

	Fiscal Years Ended
	June 30,
	2012	2011	2010	2009	2008
Statement of Operations Data: [1]

Net sales	$57,379	$50,847	$40,199	$38,287	$54,307

Gross profit	24,170	22,622	16,126	12,788	22,897

Operating income (loss)	5,596	3,386	(2,118)	(9,503)	(1,572)
Income (loss) from continuing operations before income taxes	5,375	4,103	(1,676)	(10,218)	(2,818)

Income (loss) from continuing operations	2,827	2,650	70	(6,595)	(1,345)
Discontinued operations	(3,160)	(824)	(875)	3,070	2,340
Net income (loss)	(333)	1,826	(805)	(3,525)	995

Earnings (loss) per basic share:
Continuing operations	$0.34	$0.30	$0.01	$(0.74)	$(0.16)
Discontinued operations	$(0.38)	$(0.09)	$(0.10)	$0.34	$0.28
Net Income (loss)	$(0.04)	$0.21	$(0.09)	$(0.40)	$0.12

Earnings (loss) per diluted share:
Continuing operations	$0.34	$0.29	$0.01	$(0.74)	$(0.15)
Discontinued operations	$(0.38)	$(0.09)	$(0.10)	$0.34	$0.26
Net Income (loss)	$(0.04)	$0.20	$(0.09)	$(0.40)	$0.11

Weighted average common shares outstanding:
Basic	8,433	8,879	8,923	8,860	8,490
Diluted	8,433	9,050	8,923	8,860	8,982

	As of June 30,
	2012	2011	2010	2009	2008
Balance Sheet Data:

Working capital	$35,923	$40,349	$36,854	$40,432	$45,863

Total assets	66,809	69,991	64,653	65,359	75,193

Shareholders’ equity	52,259	55,480	53,476	55,700	59,859

[1]	No cash dividends have been declared or paid during the periods presented.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its future dividend payments, fiscal year 2013 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products, the number of installations of Helix™ systems, and our ability to fund our fiscal year 2013 and future cash flow requirements. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” in this report. The Company’s Board of Directors may change the Company’s dividend policy and dividend amounts at any time, or discontinue the payment of dividends altogether, due to a number of factors, including covenants in the Company’s loan agreement requiring the approval of the Company’s bank prior to the payment of dividends, the Company’s levels of available capital, the Company’s future operating results, or the determination to use or reserve the Company’s cash resources for other purposes. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s products have shorter lead times than other components and are required later in the process, orders for the Company’s products tend to be given later in the integration process. A portion of the Company’s projected revenues and net income may depend upon the Company’s ability to successfully develop and introduce new products, expand into new geographic markets or continue sales with its customer’s, especially its newer customers. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. dollars and euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.

Overview

Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact measurement and inspection solutions for industrial applications. The Company’s primary operations are in North America, Europe and Asia. While the Company has one operating segment, its non-contact measurement solutions are divided into Automated Systems and Technology Components. Automated Systems products consist of a number of complete metrology solutions for industrial process control – AutoGauge®, AutoGauge® Plus, AutoFit®, AutoScan®, and AutoGuide®—that are primarily used by the Company’s customers to improve product quality, shorten product launch cycles, reduce overall manufacturing costs, and manage complex manufacturing processes. Technology Components products include ScanWorks®, ScanWorks®xyz, ToolKit, WheelWorks® and Multi-line Sensor products that target the digitizing, reverse engineering, inspection and original equipment manufacturers (“OEMs”) wheel alignment markets. Additionally, the Company provides a number of Value Added Services that are primarily related to the Automated Systems line of products. The largest market served by the Company is the automotive market.

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

During fiscal 2012, the Company continued development on its Helix™ 3D Metrology Solution. Helix™ is an innovative and versatile 3D metrology solution that enables manufacturers to perform their most challenging measurement tasks with greater ease and precision. During fiscal year 2012, the Company received valuable feedback from customers utilizing Helix sensors in the limited applications that the Company allowed during the early stages of Helix’s release.

The Company plans to continue investing in Asia with the most significant investments being additional personnel in China to build the Company’s support infrastructure and expand sales. During fiscal 2012, the Company’s office in Shanghai was expanded to accommodate recent, as well as future, growth in professional personnel in China.

In the fourth quarter of fiscal year 2012, the Company decided to sell its Commercial Products Business Unit (CBU). The Company reported CBU’s financial results as discontinued operations in fiscal year 2012 and prior year’s results are presented on a consistent basis. On August 30, 2012 the Company sold substantially all of the assets of its CBU business. The sale price was approximately $838,000 in cash. In addition, Perceptron retained CBU’s accounts receivable balance of approximately $608,000 that existed at the time of sale. The purchaser acquired the inventory, tooling, customer contracts, patents, trademarks, and other assets associated with CBU’s business operations. Under the agreement, the purchaser also assumed all of CBU’s service parts and warranty obligations and vendor commitments.

Outlook – The Company’s business grew and strengthened during fiscal 2012 and enters fiscal 2013 with a backlog of $30.2 million. Changes and improvements have been made based on customer feedback on Helix and, during fiscal year 2013, the Company plans to continue the commercialization of Helix via an enhanced release of the hardware and software which is expected to begin in the second fiscal quarter. Enhancements to the release will continue over the next several quarters to include a full family of sensors for Automated Systems applications. The Company expects the number of Helix installations to increase over the next few years. The Company also intends to continue its expansion efforts in Asia during fiscal 2013 with, not only joint venture OEM’s in China, but also indigenous OEMs. The Company expects modest and profitable growth in fiscal year 2013.

The Company’s financial base remains strong with no debt and approximately $24.2 million of cash, cash equivalents and short-term investments at June 30, 2012 available to support its growth plans.

Results of Operations

Fiscal Year Ended June 30, 2012, Compared to Fiscal Year Ended June 30, 2011

Overview – With the decision to sell CBU in the fourth quarter of fiscal 2012, the Company has only one reporting segment. Fiscal years 2012 and 2011 financial results report CBU financial information in discontinued operations. The financial results from continuing operations in both years reflect the results of the Industrial Business Unit (IBU). Specific line item results are described below.

Sales – Net sales of $57.4 million for fiscal 2012 increased $6.6 million, or 13.0%, compared with the same period one year ago. The following tables set forth comparison data for the Company’s net sales by geographic location.

Sales (by location) (in millions)	2012		2011		Increase/(Decrease)
Americas	$26.3	45.8%	$20.3	40.0%	$6.0	29.6%
Europe	18.4	32.1%	22.7	44.7%	(4.3)	(18.9)%
Asia	12.7	22.1%	7.8	15.3%	4.9	62.8%

Totals	$57.4	100.0%	$50.8	100.0%	$6.6	13.0%

Sales increased $6.6 million or 13.0% due to higher sales of Automated Systems products partially offset by a decline in sales of Technology Component products. The largest increase occurred in the Americas, which included an approximately $1.3 million increase in sales from Brazil. The increase in the Americas occurred in Automated Systems products. Sales in Europe declined by $4.3 million due to reductions in sales of both Technology Component products and Automated System products. The effect of the lower euro exchange rate in fiscal 2012 compared to fiscal 2011 reduced fiscal 2012 revenue by approximately $300,000. Asia had an increase in sales of $4.9 million due to Automated Systems products sales in China.

Bookings – Bookings represent new orders received from customers. During fiscal 2012 the Company had new order bookings of $63.7 million compared with new order bookings of $58.0 million during fiscal 2011. It should be noted that the Company’s level of new orders fluctuates from period to period and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following table sets forth comparison data for the Company’s bookings by geographic location.

Bookings (by location)
(in millions)	2012		2011		Increase/(Decrease)
Americas	$30.8	48.4%	$22.6	39.0%	$8.2	36.3%
Europe	19.7	30.9%	23.1	39.8%	(3.4)	(14.7)%
Asia	13.2	20.7%	12.3	21.2%	0.9	7.3%

Totals	$63.7	100.0%	$58.0	100.0%	$5.7	9.8%

Bookings increased $5.7 million due to a $9.6 million increase in Automated Systems products that was partially offset by a $3.3 million decline in Technology Component bookings. The Americas increased $8.2 million from Automated Systems products orders that were partially offset by a decline in Technology Component products orders. Europe’s bookings decreased by $3.4 million primarily from reduced Technology Components orders and the lower foreign exchange rate between the Euro and the U.S. dollar. Asia’s bookings increased $0.9 million primarily from increased Automated Systems products orders in China that were partially offset by a decline in Technology Component orders in the rest of Asia.

Backlog – Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $30.2 million at June 30, 2012 compared with $23.9 million at June 30, 2011. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer. The Company generally expects to be able to fill substantially all of the orders in backlog during the following twelve months. The following table sets forth comparison data for the Company’s backlog by geographic location.

Backlog (by location)
(in millions)	2012		2011		Increase/(Decrease)
Americas	$12.2	40.4%	$7.6	31.8%	$4.6	60.5%
Europe	9.9	32.8%	8.6	36.0%	1.3	15.1%
Asia	8.1	26.8%	7.7	32.2%	0.4	5.2%

Totals	$30.2	100.0%	$23.9	100.0%	$6.3	26.4%

The $30.2 million backlog at June 30, 2012 represents a record year ending backlog for the Company. It also represents the fourth consecutive quarter the Company’s backlog has been above $30 million. The backlog increased in all three geographic regions and was due to higher Automated Systems projects. The largest increases have occurred in North America, Brazil, and Europe. Europe’s backlog would have been approximately $1.5 million higher if the Euro was at the same level against the U.S. dollar this fiscal year as it was last fiscal year.

Gross Profit – Gross profit was $24.2 million, or 42.1% of sales, in the fiscal year ended June 30, 2012, as compared to $22.6 million, or 44.5% of sales, in the fiscal year ended June 30, 2011. The $1.6 million gross profit increase primarily reflected higher sales levels compared to fiscal 2011. The decline in gross profit percentage in fiscal 2012 compared to fiscal 2011 was primarily due to sales of Automated Systems products representing a larger percentage of sales in fiscal 2012 as compared to fiscal 2011.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses of $13.0 million in fiscal 2012 were approximately $500,000 below SG&A costs in fiscal 2011. The reduction in cost was primarily due to lower employee related costs primarily bonus and legal fees.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $5.6 million in fiscal 2012, compared with $5.8 million in fiscal 2011. The $177,000 decrease was primarily due to decreases in contractor costs partially offset by higher employee related costs.

Interest Income, net – Net interest income was $245,000 in fiscal 2012, compared with $233,000 in fiscal 2011. The increase in interest income for fiscal year 2012 compared to fiscal 2011 was principally due to higher average cash and investment balances in fiscal 2012.

Foreign Currency Gain (Loss) – There was a net foreign currency loss of $629,000 in fiscal 2012 compared with a $482,000 gain in fiscal 2011. The loss in fiscal 2012 primarily related to the euro and, to a lesser extent, the Indian Rupee and Brazilian Real. The gain in fiscal 2011 related primarily to the euro and, to a lesser extent, to the yen. Foreign currency effects are primarily due to the difference in foreign exchange rates between the time the Company’s foreign subsidiaries receive material or services denominated in U.S. dollars and when funds are converted to U.S. dollars to pay for the material or services received.

Income Tax Expense – Income tax expense of $2.5 million in fiscal year 2012 was impacted by a $1.2 million tax expense for the establishment of a valuation allowance on the Company’s deferred tax assets based on the determination that it is unlikely that the Company will be able to fully utilize the tax benefit in the next few years. The Company recorded a $1.3 million tax expense related to its $5.4 million of income from continuing operations before tax. Including the expense for the valuation allowance, the effective income tax expense rate was 47.4% for fiscal 2012 compared to an effective income tax expense rate of 35.4% for fiscal 2011. The effective tax rate for fiscal 2012, excluding the valuation allowance, was 24.9%. The balance of the change in the effective tax rate reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their respective tax rates. See Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”.

Discontinued Operations

In fiscal year 2012 the Company recorded a loss of $1.0 million, net of tax, from discontinued operations that primarily related to the settlement of a lawsuit filed in 2002 involving the Company’s discontinued Forest Product Business Unit. The Company also had previously accrued approximately $500,000 related to this matter. On October 28, 2011, the Company paid the litigation settlement in full for $2.0 million.

In the fourth quarter of fiscal year 2012, the Company decided to sell the Commercial Products Business Unit. The Company recorded a loss of $1.1 million, net of tax, related to the operations of CBU and a loss from the write-down of CBU assets held for sale of $1.1 million, net of tax, for a total loss of $2.2 million, net of tax. CBU’s fiscal year 2011 results were reclassified on a consistent basis. See Note 12 of the Notes to the Consolidated Financial Statements, “Discontinued Operations”.

Results of Operations

Fiscal Year Ended June 30, 2011, Compared to Fiscal Year Ended June 30, 2010

Overview – The Company reported net income of $1.8 million or $0.20 per diluted share, for the fiscal year ended June 30, 2011 compared with a net loss of $805,000, or $0.09 per diluted share, for the fiscal year ended June 30, 2010. Specific line item results are described below.

Sales – Net sales of $50.8 million for fiscal 2011 increased $10.6 million, or 26.4%, compared with the same period one year ago. The following table sets forth comparison data for the Company’s net sales by geographic location.

Sales (by location)
(in millions)	2011		2010		Increase/(Decrease)
Americas	$20.3	40.0%	$14.3	35.6%	$6.0	42.0%
Europe	22.7	44.7%	20.3	50.5%	2.4	11.8%
Asia	7.8	15.3%	5.6	13.9%	2.2	39.3%

Totals	$50.8	100.0%	$40.2	100.0%	$10.6	26.4%

Sales increased $10.6 million or 26.4% primarily due to increased sales of Automated Systems products and Technology Components products and, to a lesser extent, higher sales of Value Added Services. Most of the increase occurred in the Americas which had an increase of $6.0 million primarily for Automated Systems products and to a lesser extent Technology Components products. The increase is believed to reflect the pent up demand that occurred because of the significant downturn in the U.S. automotive industry during fiscal years 2010 and 2009. Sales in Europe increased $2.4 million primarily for Technology Component products. The effect of the lower overall euro exchange rate in fiscal 2011 compared to fiscal 2010 reduced fiscal 2011 revenue by approximately $450,000. Sales growth in Europe on a year over year basis, in euros, for fiscal year 2011 was approximately 13.7%. Asia had an increase in sales of $2.2 million split almost equally between increases in Technology Component products and Automated Systems products. Impacting the comparison in the Americas was the effect in fiscal 2010 of the bankruptcies of General Motors Corporation and Chrysler LLC that occurred in the fourth quarter of fiscal 2009. The bankruptcies disrupted the normal flow of orders and resulted in an increase in demand during fiscal 2011.

Bookings – Bookings represent new orders received from customers. During fiscal 2011, the Company had new order bookings of $58.0 million compared with new order bookings of $41.5 million during fiscal 2010. It should be noted that the Company’s level of new orders fluctuates from period to period and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following table sets forth comparison data for the Company’s bookings by geographic location.

Bookings (by location)
(in millions)	2011		2010		Increase/(Decrease)
Americas	$22.6	39.0%	$16.0	38.5%	$6.6	41.3%
Europe	23.1	39.8%	17.3	41.7%	5.8	33.5%
Asia	12.3	21.2%	8.2	19.8%	4.1	50.0%

Totals	$58.0	100.0%	$41.5	100.0%	$16.5	39.8%

Bookings increased $16.5 million primarily for Automated Systems products and, to a lesser extent, Technology Component products. Bookings increased in all three geographic regions. The Americas increased $6.6 million primarily for Automated Systems products and to a lesser extent Technology Component products and Value Added Services. Europe bookings increased $5.8 million primarily for Automated Systems orders and Asia increased $4.1 million primarily for Automated Systems products and to a lesser extent Technology Component products.

Backlog – Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $23.9 million at June 30, 2011 compared with $16.8 million at June 30, 2010. The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer. The Company generally expects to be able to fill substantially all of the orders in backlog during the following twelve months. The following table sets forth comparison data for the Company’s backlog by geographic location.

Backlog (by location)
(in millions)	2011		2010		Increase/(Decrease)
Americas	$7.6	31.8%	$5.4	32.2%	$2.2	40.7%
Europe	8.6	36.0%	8.2	48.8%	0.4	4.9%
Asia	7.7	32.2%	3.2	19.0%	4.5	140.6%

Totals	$23.9	100.0%	$16.8	100.0%	$7.1	42.3%

Backlog increased $7.1 million over the backlog at June 30, 2010 primarily for Automated Systems products. The increase in the Automated Systems backlog occurred in all three geographic areas. Most of the increase occurred in Asia with an increase of $4.5 million and in the Americas which increased $2.2 million. Europe’s backlog increased $400,000 and reflected an increase in Automated Systems products being offset by a lower backlog in Technology Components products. The higher foreign currency rate at the end of fiscal 2011 compared to fiscal 2010 had the effect of increasing the European backlog approximately $1.2 million.

Gross Profit – Gross profit was $22.6 million, or 44.5% of sales, in the fiscal year ended June 30, 2011, as compared to $16.1 million, or 40.1% of sales, in the fiscal year ended June 30, 2010. The $6.5 million gross profit increase primarily reflected higher sales in relationship to fixed costs compared to fiscal 2010. The slightly weaker average foreign exchange rate of the euro for the full year, compared to fiscal year 2010, decreased gross margin for the year by approximately $400,000.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses of $13.5 million in fiscal 2011 were $445,000, or 3.4%, higher than in fiscal 2010. The year over year increase reflected higher expenses for bonuses earned in fiscal 2011 as result of the Company’s improved performance, higher legal fees, higher salaries and related employee costs and higher commissions as a result of the higher sales achieved in fiscal 2011. These higher expenses were offset by lower expenses for sales promotions, auditing fees, depreciation and property taxes.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $5.8 million for fiscal 2011, compared with $5.2 million for fiscal 2010. The $547,000 increase occurred principally due to the use of outside contractors on the development of the new Helix™ metrology solution during fiscal 2011 compared to that cost only beginning in the third quarter of fiscal 2010, and to a lesser extent, higher salary and related personnel costs primarily due to bonuses earned in fiscal 2011 as result of the Company’s improved financial performance.

Interest Income, net – Net interest income was $233,000 in fiscal 2011, compared with $228,000 in fiscal 2010. The increase in interest income for fiscal year 2011 compared to fiscal 2010 was principally due to higher cash and investment balances in fiscal 2011.

Foreign Currency Gain (Loss) – There was a net foreign currency gain of $482,000 in fiscal 2011 compared with a $216,000 gain in fiscal 2010. The gain in fiscal 2011 primarily related to the euro and, to a lesser extent, the yen. The gain in fiscal 2010 related to the yen and to a smaller extent foreign currency gains related to both the Brazilian real and euro. Foreign currency effects are primarily due to the difference in foreign exchange rates between the time the Company’s foreign subsidiaries receive material or services denominated in U.S. dollars and when funds are converted to U.S. dollars to pay for the material or services received.

Income Taxes – The effective income tax expense rate of 35.4% for fiscal 2011 compares to an effective income tax benefit rate of 104.2% for fiscal 2010. Income taxes for fiscal 2010 included a $1.1 million tax benefit related to tax credits and the favorable recognition of an uncertain tax position. The effective tax rate for fiscal 2010 excluding these two items was 39.9%. The balance of the change in the effective tax rate reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their respective tax rates. See Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”.

Discontinued Operations

In the fourth quarter of fiscal year 2012, the Company decided to sell the Commercial Products Business and the operations of CBU were reclassified to a discontinued operation. CBU’s losses of $824,000 and $875,000, net of taxes for fiscal years 2011 and 2010, respectively, were reclassified as discontinued operations to be on a comparable basis with the fiscal 2012 presentation. See Note 12 of the Notes to the Consolidated Financial Statements, “Discontinued Operations”.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $13.0 million at June 30, 2012 compared to $12.1 million at June 30, 2011. Cash increased from cash provided from operations of $2.9 million, proceeds received from employee and director stock purchases of $204,000 and from net sales of $363,000 of short-term investments. Cash was used to repurchase $1.3 million of the Company’s common stock and to purchase $594,000 of capital expenditures. Cash was also reduced by a $656,000 unfavorable change in foreign exchange rates on cash and cash equivalents.

The $2.9 million in cash provided from operations was generated from $4.8 million provided from continuing operations less $1.9 million used for discontinued operations. Of the $4.8 million provided from continuing operations, $470,000 was provided from net working capital changes, and $4.3 million represented the net loss of $333,000 plus the add back of $3.2 million for the loss from discontinued operations, and the add back of $1.6 million for non-cash items. The favorable net working capital change resulted primarily from an increase of $842,000 in accounts payable and $231,000 in other current assets and liabilities, partially offset by an increase of $661,000 in net receivables. The increase in other current assets and liabilities primarily represented higher deferred revenue and higher accrued taxes, partially offset by lower accrued compensation, and other liabilities. The increase in accounts payable related to normal fluctuations in the timing of payments. The net receivables increase resulted from the higher sales in fiscal 2012 compared to fiscal 2011.

The Company provides a reserve for obsolescence to recognize the effects of engineering changes and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During fiscal year 2012, the Company reduced its reserve for inventory obsolescence by a net $277,000, which resulted from additional reserves for obsolescence of approximately $95,000 less disposals and the effect of changes in foreign currency of $372,000.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During fiscal year 2012, the Company reduced its allowance for doubtful accounts reserve by a net $51,000.

Financing activities during fiscal year 2012 reflected the use of cash to repurchase $1.3 million of the Company’s common stock offset by $204,000 received under the Company’s stock plans.

The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”), which expires on November 1, 2013. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment. The Credit Agreement prohibits the Company from paying dividends unless previously approved by the bank. The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the Credit Agreement. The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year. At June 30, 2012, the Credit Agreement required a Tangible Net Worth of not less than $34.2 million. The Company was in compliance with this financial covenant. On August 30, 2012, the Company entered into a Second Amendment to the Credit Agreement, which allowed for the sale of CBU assets and amended the Base Tangible Net Worth definition to require a Tangible Net Worth of not less than $33.2 million. The Company’s bank agreed to amend the Amended and restated Credit Agreement to allow the Company to declare and pay dividends of up to $2.8 million in fiscal 2013 and up to $1.8 million for each fiscal year thereafter provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.

At June 30, 2012, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 350,000 euros (equivalent to approximately $440,000). The facility allows 100,000 euros to be used to finance working capital needs and equipment purchases or capital leases. The facility allows up to 350,000 euros to be used for providing bank guarantees. The first 100,000 euros of borrowings bear interest at 8.5% and 2.0% is charged on borrowings over 100,000 euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2012, GmbH had no borrowings outstanding.

On October 19, 2010, the Company’s Board of Directors (“Board”) approved a stock repurchase program authorizing the Company to repurchase up to $5.0 million of the Company’s Common Stock through December 31, 2011. Pursuant to the authorization, the Company repurchased 235,468 shares of Common Stock at an average price of $5.73 per share during the fiscal year ended June 30, 2012 for total cash of $1.3 million, which includes commissions and fees. The program terminated on December 31, 2011.

See Note 6 of the Notes to the Consolidated Financial Statements, “Contingencies”, for a discussion of certain contingencies relating to the Company’s liquidity, financial position and results of operations. See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies—Litigation and Other Contingencies”.

At June 30, 2012, the Company had short-term investments totaling $11.2 million and long-term investments valued at $2.2 million. See Note 1 to the Consolidated Financial Statements, “Short-term and Long-term Investments”, for further information on the Company’s investments and their current valuation. The market for the long-term investments is currently illiquid.

The Company expects to spend approximately $1.9 million during fiscal year 2013 for capital equipment, although there is no binding commitment to do so. Based on the Company’s current business plan, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2013 cash flow requirements, except to the extent that the Company implements new business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

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

Revenue Recognition. The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue related to products is recognized upon shipment when title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. Revenue related to services is recognized upon completion of the service. The Company also has multiple element arrangements in its Automated Systems product line that may include purchase of equipment, labor support and/or training. Each element has value on a stand-alone basis. For multiple element arrangements, the Company defers from revenue recognition the greater of the relative fair value of any undelivered elements of the contract or the portion of the sales price of the contract that is not payable until the undelivered elements are completed. Delivered items are not contingent upon the delivery of any undelivered items and do not include general rights of return. The Company does not have price protection agreements or requirements to buy back inventory. The Company’s Automated Systems products are made to order systems that are designed and configured to meet each customer’s specific requirements. The Company’s Technology Components products are sold under agreements with fixed quantities with no rights of return. As a result, the Company has virtually no history of returns.

Stock-Based Compensation. The Company accounts for non-cash stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation”. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the amount of share-based awards that is expected to be forfeited. The estimated forfeiture rate may change from time to time based upon the Company’s actual experience. An increase in the forfeiture rate would require the Company to reverse a portion of its prior expense for non-cash stock-based compensation, which would positively impact the Company’s results of operations. Because the Company currently experiences a low forfeiture rate, a reduction in the estimated forfeiture rate would not have a material impact on the Company’s results of operations.

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

Inventories. Inventories are valued at the lower of cost or market; cost being determined under the first in, first out method. Provision is made to reduce inventories to net realizable value for excess and/or obsolete inventory. The Company reviews its inventory levels quarterly in order to identify obsolete and slow-moving inventory. The Company estimates excess or obsolete inventory based principally upon contemplated future customer demand for the Company’s products and the timing of product upgrades. The use of different assumptions in determining slow-moving and obsolete inventories could result in different charges to cost of sales in each period presented and could negatively affect the Company’s results of operations for the period. In addition, if actual experience differs materially from the Company’s estimates, the Company could be required to record large losses that could negatively affect the Company’s results of operations for the period. See Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Inventory”.

Short-Term and Long-Term Investments. The Company accounts for its investments in accordance with ASC 320, “Investments – Debt and Equity Securities”. Investments with a maturity of greater than three months but less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. At each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment which involves significant judgment. In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded in the income statement. See Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Long and Short-term Investments”.

Deferred Income Taxes. Deferred income tax assets and liabilities represent the estimated future income tax effect of temporary differences between the book and tax basis of the Company’s assets and liabilities, assuming they will be realized and settled at the amounts reported in the Company’s financial statements. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. This assessment includes consideration for the scheduled reversal of temporary taxable differences, projected future taxable income and the impact of tax planning. The Company adjusts this valuation allowance periodically based upon changes in these considerations. See Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”. If actual long-term future taxable income is lower than the Company’s estimate, or the Company revises its initial estimates, the Company may be required to record material adjustments to the deferred tax assets, resulting in a charge to income in the period of determination and negatively impacting the Company’s results of operations and financial position for the period. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations – Fiscal Year ended June 30, 2012 compared with Fiscal Year ended June 30, 2011 – Income Tax Expense” for a discussion of the impact of a recent establishment of a valuation allowance on the Company’s deferred tax assets.

Litigation and Other Contingencies. From time to time, the Company is subject to certain legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty. The Company accrues for estimated losses if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company uses judgment and evaluates, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded. The outcome of legal proceedings and other contingencies is inherently uncertain and so typically a loss cannot be reasonably estimated. Accordingly, if the outcome of legal proceedings and other contingencies is different than is anticipated by the Company, the Company would have to record a charge for the matter, generally in the full amount at which it was resolved, in the period resolved, negatively impacting the Company’s results of operations and financial position for the period.

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

[GRANT THORNTON LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Perceptron, Inc.

We have audited the accompanying consolidated balance sheets of Perceptron, Inc. (a Michigan corporation) and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perceptron, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Southfield, Michigan

September 28, 2012

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amount)

As of June 30,	2012	2011
ASSETS

Current Assets
Cash and cash equivalents	$12,984	$12,105
Short-term investments	11,227	12,697
Receivables:
Billed receivables, net of allowance for doubtful accounts of $263 and $314, respectively	14,922	14,558
Unbilled receivables	550	690
Other receivables	510	917
Inventories, net of reserves of $1,200 and $1,477, respectively	5,396	5,685
Deferred taxes	2,456	3,828
Net assets of discontinued operations held for sale	1,365	3,481
Other current assets	1,063	899

Total current assets	50,473	54,860

Property and Equipment
Building and land	6,398	6,102
Machinery and equipment	12,819	13,027
Furniture and fixtures	1,014	967

	20,231	20,096
Less — Accumulated depreciation and amortization	(14,734)	(14,537)

Net property and equipment	5,497	5,559

Long-term Investments	2,192	2,192
Deferred Tax Asset	8,647	7,380

Total Assets	$66,809	$69,991

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,519	$1,202
Accrued liabilities and expenses	1,901	2,793
Accrued compensation	1,265	1,922
Net liabilities of discontinued operations held for sale	1,443	1,329
Income taxes payable	610	442
Deferred revenue	7,812	6,823

Total current liabilities	14,550	14,511

Shareholders’ Equity
Preferred stock—no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,402 and 8,566, respectively	84	86
Accumulated other comprehensive income (loss)	(893)	1,106
Additional paid-in capital	38,401	39,288
Retained earnings	14,667	15,000

Total shareholders’ equity	52,259	55,480

Total Liabilities and Shareholders’ Equity	$66,809	$69,991

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

Years ended June 30,	2012	2011	2010
Net Sales	$57,379	$50,847	$40,199
Cost of Sales	33,209	28,225	24,073

Gross Profit	24,170	22,622	16,126

Operating Expenses
Selling, general and administrative	12,983	13,468	13,023
Engineering, research and development	5,591	5,768	5,221

Total operating expenses	18,574	19,236	18,244

Operating Income (Loss)	5,596	3,386	(2,118)

Other Income and (Expenses)
Interest income, net	245	233	228
Foreign currency gain (loss)	(629)	482	216
Other	163	2	(2)

Total other income (expense)	(221)	717	442

Income (Loss) from Continuing Operations Before Income Taxes	5,375	4,103	(1,676)

Income Tax Benefit (Expense)	(2,548)	(1,453)	1,746

Income from Continuing Operations	2,827	2,650	70

Discontinued Operations
Litigation Settlement from Forest Products Business Unit net of $520 of taxes (Note 12)	(1,009)	—	—

Commercial Products Business Unit (net of $1,104, $418 and $446 of tax benefits in fiscal 2012, 2011 and 2010, respectively)	(2,151)	(824)	(875)

Total discontinued operations	(3,160)	(824)	(875)

Net Income (Loss)	$(333)	$1,826	$(805)

Basic Earnings (Loss) Per Common Share
Continuing operations	$0.34	$0.30	$0.01
Discontinued operations	(0.38)	(0.09)	(0.10)

Net Income (Loss)	$(0.04)	$0.21	$(0.09)

Diluted Earnings (Loss) Per Common Share
Continuing operations	$0.34	$0.29	$0.01
Discontinued operations	(0.38)	(0.09)	(0.10)

Net Income (Loss)	$(0.04)	$0.20	$(0.09)

Weighted Average Common Shares Outstanding
Basic	8,433	8,879	8,923
Dilutive effect of stock options	—	171	—

Diluted	8,433	9,050	8,923

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In Thousands)

Years ended June 30,	2012	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$(333)	$1,826	$(805)
Loss from discontinued operations	3,160	824	849
Adjustments to reconcile net loss to net cash provided from (used for) operating activities:
Depreciation and amortization	597	694	878
Stock compensation expense	255	440	536
Deferred income taxes	469	882	(2,546)
Disposal of assets and other	88	(18)	97
Allowance for doubtful accounts	142	154	(448)
Changes in assets and liabilities
Receivables, net	(661)	(1,730)	(6,098)
Inventories	58	(347)	1,731
Accounts payable	842	(1,776)	1,693
Other current assets and liabilities	231	4,252	1,068

Net cash provided from (used for) operating activities-continuing operations	4,848	5,201	(3,045)
Net cash provided from (used for) operating activities-discontinued operations	(1,938)	1,002	1,065

Net cash provided from (used for) operating activities	2,910	6,203	(1,980)

Cash Flows from Financing Activities
Proceeds from stock plans	204	326	268
Repurchase of company stock	(1,348)	(3,199)	—

Net cash provided from (used for) financing activities	(1,144)	(2,873)	268
Cash Flows from Investing Activities
Purchases of short-term investments	(29,467)	(51,091)	(13,515)
Sales of short-term investments	29,830	50,094	4,478
Capital expenditures	(594)	(813)	(449)

Net cash provided used for investing activities	(231)	(1,810)	(9,486)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(656)	796	(1,667)

Net Increase (Decrease) in Cash and Cash Equivalents	879	2,316	(12,865)
Cash and Cash Equivalents, July 1	12,105	9,789	22,654

Cash and Cash Equivalents, June 30	$12,984	$12,105	$9,789

Supplemental disclosure of Cash flow Information
Cash paid during the year for interest	$7	$12	$5
Cash paid during the year for income taxes	497	138	422

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

			Accumulated Other	Additional		Total
	Common Stock		Comprehensive	Paid-In	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balances, June 30, 2009	8,873	$89	$718	$40,914	$13,979	$55,700

Comprehensive income (loss)
Net loss					(805)	(805)
Other comprehensive income
Foreign currency translation adjustments			(2,223)			(2,223)

Total comprehensive loss						(3,028)

Stock-based compensation				536		536
Stock plans	88	1		267		268

Balances, June 30, 2010	8,961	$90	$(1,505)	$41,717	$13,174	53,476

Comprehensive income (loss)
Net income					1,826	1,826
Other comprehensive income
Foreign currency translation adjustments			2,611			2,611

Total comprehensive income						4,437

Stock-based compensation				440		440
Stock plans	123	1		325		326
Stock repurchase	(518)	(5)		(3,194)		(3,199)

Balances, June 30, 2011	8,566	$86	$1,106	$39,288	$15,000	55,480

Comprehensive income (loss)
Net loss					(333)	(333)
Other comprehensive income
Foreign currency translation adjustments			(1,999)			(1,999)

Total comprehensive loss						(2,332)

Stock-based compensation				255		255
Stock plans	71	—		204		204
Stock repurchase	(235)	(2)		(1,346)		(1,348)

Balances, June 30, 2012	8,402	$84	$(893)	$38,401	$14,667	52,259

PERCEPTRON, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Operations

Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces, and sells non-contact measurement and inspection solutions for industrial applications. The Company’s products provide solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement, scanning and inspection applications. The Company also offers Value Added Services such as training and customer support services.

Basis of Presentation and Principles of Consolidation

During the fourth quarter of fiscal 2012, the Company decided to sell its Commercial Products Business Unit (“CBU. On August 30, 2012, the Company sold substantially all of the assets of CBU. See also Note 12, “Discontinued Operations”. Accordingly, CBU financial information included in this Form 10-K for fiscal year 2012 and prior periods has been restated to present the CBU as a discontinued operation.

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

The Company also has multiple element arrangements in its Automated Systems product line that may include purchase of equipment, labor support and/or training. Each element has value on a stand-alone basis. For multiple element arrangements, the Company defers from revenue recognition the greater of the relative fair value of any undelivered elements of the contract or the portion of the sales price of the contract that is not payable until the undelivered elements are completed. Delivered items are not contingent upon the delivery of any undelivered items nor do the delivered items include general rights of return.

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

Options to purchase 909,000, 811,000, and 960,000 shares of common stock outstanding in the fiscal years ended June 30, 2012, 2011 and 2010, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Fair value approximates carrying value because of the short maturity of the cash equivalents. At June 30, 2012, the Company had $12,984,000 in cash and cash equivalents of which $6,925,000 was held in foreign bank accounts. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2012	$314	$41	$92	$263
Fiscal year ended June 30, 2011	$138	$184	$8	$314
Fiscal year ended June 30, 2010	$603	$45	$510	$138

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

At June 30, 2012, the Company had $6.6 million of short-term investments in time deposits or certificates of deposit, $2.6 million in variable rate demand notes and $2.0 million in a repo investment.

At June 30, 2012, the Company holds long-term investments in preferred stock investments that are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company estimated that the fair market value of these investments at June 30, 2012 exceeded $2.2 million based on observable market activity and an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs, (i) the underlying structure of each security; (ii) the present value of the future principal and dividend payments discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of each security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.

		Unrealized
Long-term Investments	Cost	Gains (Losses)	Book Value
June 30, 2012
Preferred Stock	$6,300	$(4,108)	$2,192

June 30, 2011
Preferred Stock	$6,300	$(4,108)	$2,192

Inventory

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1,200,000 and $1,477,000 at June 30, 2012 and June 30, 2011 respectively, is comprised of the following (in thousands):

	At June 30,
	2012	2011
Component parts	$2,373	$2,388
Work in process	307	257
Finished goods	2,716	3,040

Total	$5,396	$5,685

Changes in the Company’s reserves for obsolescence are as follows (in thousands):

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2012	$1,477	$95	$372	$1,200
Fiscal year ended June 30, 2011	$1,136	$598	$257	$1,477
Fiscal year ended June 30, 2010	$646	$545	$55	$1,136

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

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and amounts due to banks or other lenders, approximate their fair values at June 30, 2012 and 2011. Fair values have been determined through information obtained from market sources and management estimates.

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures” for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC 820, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Financial instruments held by the Company at June 30, 2012 include investments classified as held for sale, mutual funds, fixed deposits, certificate of deposits, variable rate demand notes, and repurchase agreements.

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

The following table presents the Company’s investments at June 30, 2012 and June 30, 2011 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).

Description	June 30, 2012	Level 1	Level 2	Level 3
Mutual funds	$64	$64	$—	$—
Fixed deposits and certificates of deposit	6,603	—	6,603	—
Variable rate demand notes	2,560	—	2,560	—
Repurchase agreements	2,000	—	2,000	—

Total	$11,227	$64	$11,163	$

Description	June 30, 2011	Level 1	Level 2	Level 3
Mutual funds	$32	$32	$—	$—
Fixed deposits and certificates of deposit	10,650	—	10,650	—
Variable rate demand notes	2,015	—	2,015	—
Repurchase agreements	—	—	—	—

Total	$12,697	$32	$12,665	$—

During fiscal year 2012 and 2011, the Company did not record any other-than-temporary impairments on the financial assets required to be measured on a nonrecurring basis.

Warranty

Automated Systems products generally carry a two or three-year warranty for parts and a one-year warranty for labor and travel related to warranty. Product sales to the forest products industry carry a three-year warranty for TriCam® sensors. Sales of ScanWorks® and ScanWorks® ToolKit have a one-year warranty for parts; sales of WheelWorks® products have a two-year warranty for parts. The Company provides a reserve for warranty based on its experience and knowledge. Factors affecting the Company’s warranty liability include the number of units sold or in service and historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. If a special circumstance arises requiring a higher level of warranty, the Company would make a special warranty provision commensurate with the facts.

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2012	$63	$146	$(146)	$63
Fiscal year ended June 30, 2011	$63	$156	$(156)	$63
Fiscal year ended June 30, 2010	$72	$157	$(166)	$63

Advertising Expense

The Company charges advertising expense in the period incurred. As of June 30, 2012, 2011, and 2010, advertising expense was $13,000, $29,000, and $56,000, respectively.

Self–Insurance

The Company is self-insured for health, vision and short-term disability costs up to a certain stop-loss level per claim and on an aggregate basis of a percentage of estimated annual costs. The estimated liability is based upon review by management and an independent insurance consultant of claims filed and claims incurred but not yet reported.

New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05 to provide guidance on the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance was effective for the Company beginning July 1, 2012 and will have presentation changes only.

In May 2011, the FASB issued ASU 2011-04 to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance was effective for the Company beginning January 1, 2012. Other than requiring additional disclosures, the new guidance did not have any material impacts on the financial statements.

2. Leases

The Company leases building space, office equipment and motor vehicles under operating leases. Lease terms generally cover periods from two to five years and may contain renewal options. The following is a summary, as of June 30, 2012, of the future minimum annual lease payments required under the Company’s operating leases having initial or remaining non-cancelable terms in excess of one year (in thousands):

Year	Minimum Rentals
2013	$785
2014	489
2015	124
2016	39
2017 and beyond	58

Total minimum lease payments	$1,495

Rental expenses for operating leases in the fiscal years ended June 30, 2012, 2011 and 2010 were $998,000, $1,094,000 and $1,129,000, respectively.

3. Credit Facilities

The Company had no debt outstanding at June 30, 2012 and June 30, 2011.

The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”), which expires on November 1, 2013. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment. The Credit Agreement prohibits the Company from paying dividends unless previously approved by the bank. The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the Credit Agreement. The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year. At June 30, 2012, the Credit Agreement required a Tangible Net Worth of not less than $34.2 million. The Company was in compliance with this financial covenant. On August 30, 2012, the Company entered into a Second Amendment to the Credit Agreement, which allowed for the sale of CBU assets and amended the Base Tangible Net Worth definition to require a Tangible Net Worth of not less than $33.2 million. The Company’s bank agreed to amend the Amended and Restated Credit Agreement to allow the Company to declare and pay dividends of up to $2.8 million in fiscal 2013 and up to $1.8 million for each fiscal year thereafter provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.

At June 30, 2012, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 350,000 euros (equivalent to approximately $440,000). The facility allows 100,000 euros to be used to finance working capital needs and equipment purchases or capital leases. The facility allows up to 350,000 euros to be used for providing bank guarantees. The first 100,000 euros of borrowings bear interest at 8.5% and 2.0% is charged on borrowings over 100,000 euros. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At June 30, 2012, GmbH had no borrowings outstanding.

4. Foreign Exchange Contracts

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. These transactions have involved the use of forward contracts that typically mature within one year and were designed to hedge anticipated foreign currency transactions.

At June 30, 2012, 2011 and 2010 the Company had no forward exchange contracts outstanding.

5. Information About Major Customers

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

For the fiscal years 2012, 2011 and 2010, approximately 51%, 42% and 42%, respectively, of net sales were derived from the Company’s four largest automotive end user customers. The Company also sells to manufacturing line builders, system integrators or OEMs, who in turn sell to the Company’s automotive customers. For the fiscal years 2012, 2011 and 2010, approximately 13%, 11% and 13%, respectively, of net sales were to manufacturing line builders, system integrators and OEMs for the benefit of the same four largest IBU automotive end user customers in each respective year. During the fiscal year ended June 30, 2012, direct sales to General Motors and Volkswagen Group (includes Audi, SEAT and others) each accounted for approximately 22% of the Company’s total net sales. At June 30, 2012, accounts receivable from General Motors and Volkswagen Group totaled approximately $3.6 million and $1.6 million, respectively.

6. Contingencies

Management is currently unaware of any significant pending litigation affecting the Company.

On March 21, 2012, the Company received a letter from counsel for 3CEMS and Prime Foundation claiming that the Company breached its contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for the Company’s discontinued CBU that 3CEMS allegedly purchased in advance of the receipt of orders from the Company based upon instructions they claim to have received from the Company. They now are seeking $5.5 million in damages related to the alleged breach. The Company intends to vigorously defend against these claims.

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

7. 401(k) Plan

The Company has a 401(k) tax deferred savings plan that covers all eligible employees. The Company may make discretionary contributions to the plan. The Company’s contribution during the fiscal year ended June 30 2012 was $190,000. The Company made no contributions during fiscal years 2011 and 2010.

8. Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees may purchase shares of the Company’s common stock at 85% of its market value at the beginning of the six-month election period. Purchases are limited to 10% of an employee’s eligible compensation and the shares purchased are restricted from being sold for one year from the purchase date. At June 30, 2012, 67,888 shares remained available under the Plan.

Activity under this Plan is shown in the following table:

	Purchase Period Ended
	June 30,
	2012	2011	2010
Non-cash stock based compensation expense	$6,653	$22,000	$25,000
Common shares purchased	7,626	19,534	16,213
Average purchase price per share	$4.22	$3.05	$2.83

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

The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $216,000, $372,000 and $408,000 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. As of June 30, 2012, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $321,000. The Company expects to recognize this cost over a weighted average vesting period of 2.9 years.

The Company received $87,000 in cash from option exercises under all share-based payment arrangements for the twelve months ended June 30, 2012. The actual tax benefit realized, that related to tax deductions for non-qualified options exercised and disqualifying dispositions under all share-based payment arrangements, totaled approximately, $34,000 for fiscal 2012.

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

Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof. The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, except as otherwise specified in the 2004 Stock Incentive Plan. As of June 30, 2012, the Company has only issued awards in the form of stock options. Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant. All options outstanding under the 1992 and Directors Plans are vested and expire ten years from the date of grant. Option prices for options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.

Activity under these Plans is shown in the following tables:

	Fiscal Year 2012			Fiscal Year 2011
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value (1)		Exercise	Value (1)
	Shares	Price	($000)	Shares	Price	($000)
Shares subject to option Outstanding at beginning of period	1,122,919	$6.60		1,240,529	$6.29
New Grants (based on fair value of common stock at dates of grant)	158,000	$6.00		9,000	$6.42
Exercised	(56,504)	$1.54		(82,985)	$2.19
Expired	(33,119)	$6.67		(33,763)	$7.35
Forfeited	(28,300)	$4.49		(9,862)	$3.56

Outstanding at end of period	1,162,996	$6.81	$678	1,122,919	$6.60	$1,252
Exercisable at end of period	963,271	$7.13	$552	922,069	$6.82	$845

	Fiscal Year 2010
		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value (1)
	Shares	Price	($000)
Shares subject to option Outstanding at beginning of period	1,435,592	$6.30
New Grants (based on fair value of common stock at dates of grant)	20,000	$3.15
Exercised	(49,575)	$3.29
Expired	(139,383)	$6.90
Forfeited	(26,105)	$6.69

Outstanding at end of period	1,240,529	$6.29	$814
Exercisable at end of period	849,206	$6.31	$550

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2012, 2011 and 2010, were $220,000, $270,000 and $42,000, respectively. The total fair value of shares vested during the fiscal years ended June 30, 2012, 2011 and 2010, were $313,000, $490,000 and $677,000, respectively.

The estimated fair value as of the date options were granted during the periods presented using the Black-Scholes option-pricing model, was as follows:

	2012	2011	2010
Weighted Average Estimated Fair Value Per Share of Options Granted During The Period	$2.46	$2.77	$1.38
Assumptions:
Amortized Dividend Yield	—	—	—
Common Stock Price Volatility	46.14%	47.32%	47.35%
Risk Free Rate Of Return	0.90%	1.84%	2.38%
Expected Option Term (in years)	5	5	5

The following table summarizes information about stock options at June 30, 2012:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Shares	Contractual Life	Price	Shares	Price
$1.42 to $2.80	163,880	4.72	$2.51	134,280	$2.45
3.15 to 5.24	107,000	6.54	$3.75	67,750	$3.40
5.26 to 8.00	478,614	4.44	$6.70	347,864	$6.92
8.10 to 14.03	413,502	5.07	$9.43	413,377	$9.43

$1.42 to $14.03	1,162,996	4.89	$6.81	963,271	$7.13

At June 30, 2012, options covering 432,419 shares were available for future grants under the 2004 Plan.

10. Income Taxes

Income (loss) from continuing operations before income taxes for U.S. and foreign operations was as follows (in thousands):

	2012	2011	2010
U.S.	$3,192	$2,671	$(3,065)
Foreign	2,183	1,432	1,389

Total	$5,375	$4,103	$(1,676)

The income tax (provision) benefit reflected in the statement of income consists of the following (in thousands):

	2012	2011	2010
Current (provision) benefit:
U.S. Federal & State	$(1,614)	$(541)	$523
Foreign	(829)	(235)	(468)
Deferred taxes
U.S.	(444)	(390)	1,651
Foreign	339	(287)	40

Total (provision) benefit	$(2,548)	$(1,453)	$1,746

The Company’s deferred tax assets are substantially represented by the tax benefit of net operating losses, tax credit carry-forwards and the tax benefit of future deductions represented by timing differences for unrealized losses on investments, allowances for bad debts, warranty expenses, deferred revenue and inventory obsolescence. The Company has a valuation allowance for tax credit carry-forwards in the United States that it expects will more likely than not expire prior to the tax benefit being realized. The Company also has a valuation allowance for net operating loss carry-forwards for some of its foreign operations that it expects will more likely than not expire prior to the tax benefit being realized. The components of deferred tax assets were as follows (in thousands):

	2012	2011	2010
Benefit of net operating losses	$6,136	$5,481	$7,379
Tax credit carry-forwards	4,685	4,486	4,240
Other, principally reserves	3,973	3,971	3,035

Deferred tax asset	14,794	13,938	14,654
Valuation allowance	(3,691)	(2,730)	(2,769)

Net deferred tax asset	$11,103	$11,208	$11,885

Rate Reconciliation:
Provision at U.S. statutory rate	34.0%	34.0%	34.0%
Net effect of taxes on foreign activities	(1.1)%	1.6%	(9.3)%
Tax effect of U.S. permanent differences	(4.1)%	(3.1)%	21.8%
State taxes and other, net	0.6%	0.5%	(0.3)%
Adjustment of federal/foreign income taxes related to prior years	0.1%	3.3%	46.0%
Valuation allowance	17.9%	(0.9)%	12.0%

Effective tax rate	47.4%	35.4%	104.2%

No provision was made with respect to earnings as of June 30, 2012 that have been retained for use by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings. At June 30, 2012, the Company had net operating loss carry-forwards for federal income tax purposes of $16.3 million that expire in the years 2021 through 2032 and tax credit carry-forwards of $4.7 million of which $4.4 million expire in the years 2012 through 2031. Included in the federal net operating loss carry-forward is $6.3 million from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as an increase to additional paid-in-capital rather than a reduction of the income tax provision. The net change in the total valuation allowance for the years ended June 30, 2012, 2011 and 2010 was an increase of $961,000, a decrease of $39,000, and a decrease of $201,000, respectively.

On June 30, 2012, the Company had $1.2 million of unrecognized tax benefits, of which $1.2 million would affect the effective tax rate if recognized. As of June 30, 2011, the Company had $1.1 million of unrecognized tax benefits, of which $1.1 million would affect the effective tax rate if recognized. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. As of June 30, 2012 there was no accrued interest or penalties related to uncertain tax positions recorded on the Company’s financial statements. For U.S. federal income tax purposes, the tax years 2009 through 2012 remain open to examination by government tax authorities. For German income tax purposes, the 2011 and 2012 tax years remain open to examination by government tax authorities.

The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

Year End June 30	2012
Balance, beginning of year	$1,096
Increases for tax positions related to the current year	76

Balance, year end	$1,172

11. Segment and Geographic Information

The Company’s business is substantially all in the global automotive market and its business segment is the automotive industry. In the fourth quarter of fiscal year 2012, the Company decided to sell its Commercial Products Business Unit (“CBU”). Previous periods have been restated on the face of the financial statements to show the CBU as a discontinued operation. The Company primarily accounts for geographic sales based on the country from which the sale is invoiced rather than the country to which the product is shipped. The Company operates in three primary geographic areas: The Americas (substantially all of which is the United States, with immaterial net sales in Brazil), Europe, and Asia.

Geographical Regions ($000)	Americas	Europe [1]	Asia	Consolidated
Twelve months ended June 30, 2012
Net sales	$26,247	$18,375	$12,757	$57,379
Long-lived assets, net	7,088	392	209	7,689

Twelve months ended June 30, 2011
Net sales	$20,405	$22,636	$7,806	$50,847
Long-lived assets, net	7,304	333	114	7,751

Twelve months ended June 30, 2010
Net sales	$14,290	$20,279	$5,630	$40,199
Long-lived assets, net	7,108	306	200	7,614

[1]

The Company’s German subsidiary had net external sales of $18.4 million, $22.6 million and $20.3 million in the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Long-lived assets of the Company’s German subsidiary were $373,000, $314,000 and $293,000 as of June 30, 2012, 2011 and 2010, respectively.

12. Discontinued Operations

In the first quarter of fiscal 2012, the Company recorded a $957,000 loss from discontinued operations, net of $493,000 in taxes, that related to a settlement of a lawsuit filed in 2002 by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others. The suit alleged that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products.involving the Company’s discontinued Forest Product Business Unit. The Company agreed to settle the suit for $2.0 million Canadian dollars (approximately $1.9 million using a September 30, 2011 exchange rate). The Company also had accruals related to this matter of approximately $500,000. The Company paid the litigation settlement in full for $2.0 million on October 28, 2011 and the Company incurred a foreign currency loss on the transaction of $52,000, net of $27,000 in taxes, in the second quarter of fiscal 2012.

During the fourth quarter of fiscal 2012, the Company decided to sell CBU. At June 30, 2012, the Company recorded a $1.6 million charge, or $1.1 million, net of taxes. This charge does not include the loss associated with CBU’s operations for fiscal 2012 of $1.1 million, net of taxes. The Company’s estimated charge is based upon management’s estimates and assumptions. Actual results could differ from that estimate.

Based on the foregoing, and in conformity with applicable accounting guidance, the CBU segment qualifies as a discontinued operation. Accordingly, financial results of CBU have been reported as discontinued operations in the accompanying consolidated statements of income for all periods presented. Information regarding revenue and operating results of CBU included in discontinued operations is as follows (in thousands):

	Fiscal Year ended June 30,
	2012	2011	2010
Net Sales	$5,749	$8,424	$11,942
Operating loss	$(1,638)	$(1,242)	$(1,321)

The operating loss reported for CBU above does not include corporate costs previously allocated between the Company’s operating segments, which remain with the Company.

Information regarding CBU’s assets and liabilities included in the accompanying consolidated balance sheets is as follows (in thousand):

	June 30,
	2012	2011
Accounts receivable	$779	$1,383
Inventory	$192	$1,088
Fixed assets	$308	$674
Other assets	$86	$336
Accounts payable and accrued liabilities	$1,443	$1,329

On August 30, 2012, the Company sold substantially all of the assets of CBU for approximately $838,000 in cash. The purchaser also assumed certain liabilities and obligations of CBU. The Company retained the CBU accounts receivable balance at August 30, 2012 of approximately $608,000.

13. Subsequent Events

On August 30, 2012, the Company sold substantially all of the assets of CBU for approximately $838,000 in cash pursuant to an Asset Purchase Agreement, dated August 30, 2012 (“Asset Purchase Agreement”) with Inspection Inc. Inspection is a related party since it is wholly – owned by Richard Price, who served as the Company’s Senior Vice President – Commercial Products Business unit until June 13, 2012. The Company retained CBU’s accounts receivable of approximately $608,000 existing at the time of the closing of the sale. The purchaser assumed CBU’s service parts and warranty obligations, vendor commitments and certain other contractual obligations associated with CBU’s business operations.

On August 30, 2012, the Company entered into a Second Amendment to Credit Agreement with Comerica Bank, which allowed for the sale of CBU assets and amended the Base Tangible Net Worth definition to require a Tangible Net Worth of not less than $33.2 million.

On September 27, 2012, the Company announced that its Board of Directors declared a special dividend of twenty-five cents ($0.25) per share of Common Stock. The special dividend will be paid on November 1, 2012 to shareholders of record at the close of business on October 10, 2012. The dividend declared by the Board of Directors on September 27, 2012, represents the start of what the Company intends to be an on-going program of regular dividend payments. The Company’s bank has agreed to amend the Amended and Restated Credit Agreement to allow the Company to declare and pay dividends of up to $2.8 million in fiscal 2013 and up to $1.8 million for each fiscal year thereafter provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2012.

This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

Changes In Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Matters to Come before the Meeting – Proposal 1: Election of Directors”, “Corporate Governance”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” of the registrant’s proxy statement for 2012 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

The information required by Part III, Item 10 with respect to the Company’s nominating committee, audit committee and the audit committee’s financial expert is set forth in the Proxy Statement under the captions “Corporate Governance – Audit Committee”, “Corporate Governance – Nominating and Corporate Governance Committee” and “Corporate Governance – Audit Committee Report”, which paragraphs are incorporated herein by reference.

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

The information contained under the captions “Matters to Come before the Meeting – Proposal 1: Election of Directors – Director Compensation for Fiscal 2012”, “Matters to Come before the Meeting – Proposal 1: Election of Directors – Standard Director Compensation Arrangements” and “Compensation of Executive Officers” of the Proxy Statement is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of June 30, 2012, including the 2004 Stock Incentive Plan, the 1992 Stock Option Plan, the Directors Stock Option Plan, the 1998 Global Team Member Stock Option Plan, and the Employee Stock Purchase Plan (together, the “Plans”):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by shareholders:
2004 Stock Incentive Plan	770,525	(1)	$6.93	432,419
1992 Stock Option Plan	68,333	(2)	$5.34	—
Directors Stock Option Plan	65,000	(2)	$5.90	—
Employee Stock Purchase Plan	3,477	(3)	$4.03	67,888

Total of equity compensation plans approved by shareholders	907,335		$6.73	500,307
Equity compensations plans not approved by shareholders: 1998 Global Team Member Stock Option Plan	259,138	(4)	$7.08	—

Total:	1,166,473		$6.80	500,307

(1)	Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.
(2)	The 2004 Stock Incentive Plan replaced the 1992 Stock Option Plan and Directors Stock Option Plan effective December 7, 2004. No further grants under these plans will be made.
(3)	Does not include an undeterminable number of shares subject to a payroll deduction election under the Employee Stock Purchase Plan for the period from July 1, 2012 until December 31, 2012, which will not be issued until January 2013.
(4)	The 1998 Global Team Member Stock Option Plan expired on February 25, 2008. No further grants under this plan will be made.

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

The information contained under the captions “Corporate Governance – Board Leadership Structure and Board and Committee Information” and “Related Party Transactions” of the Proxy Statement is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Matters to Come Before the Meeting – Proposal 2: Ratification of Company’s Independent Registered Public Accounting Firm,” “Independent Accountants – Policy for Pre-Approval of Audit and Non-Audit Services” and “Independent Accountants – Fees Paid to Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.	Financial Statements and Schedules Filed

Financial Statements – see Item 8 of this report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

B.	Exhibits:

Exhibits – the exhibits filed in response to Item 601 of Regulation S-K with this report are listed on pages 43 through 46. The Exhibit List is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Perceptron, Inc. (Registrant)

By:	/S/ Harry T. Rittenour
Harry T. Rittenour, President and Chief Executive Officer
(Principal Executive Officer)

Date: September 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Harry T. Rittenour	President, Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2012
Harry T. Rittenour

/S/ John H. Lowry III John H. Lowry III	Vice President and Chief Financial Officer (Principal Financial Officer)	September 28, 2012

/S/ Sylvia M. Smith	Vice President and Controller (Principal	September 28, 2012
Sylvia M. Smith	Accounting Officer)

/S/ W. Richard Marz	Chairman of the Board and Director	September 28, 2012
W. Richard Marz

/S/ David J. Beattie	Director	September 28, 2012
David J. Beattie

/S/ Kenneth R. Dabrowski	Director	September 28, 2012
Kenneth R. Dabrowski

/S/ Philip J. DeCocco	Director	September 28, 2012
Philip J. DeCocco

/S/ Robert S. Oswald	Director	September 28, 2012
Robert S. Oswald

/S/ James A. Ratigan	Director	September 28, 2012
James A. Ratigan

/S/ Terryll R. Smith	Director	September 28, 2012
Terryll R. Smith

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1.	Asset Purchase Agreement, dated August 30, 2012 between Inspectron Inc. and Perceptron, Inc., is incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed on September 6, 2012.

3.	Restated Articles of Incorporation and Bylaws.

3.1	Restated Articles of Incorporation, as amended to date, are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1998.

3.2	Amended and Restated Bylaws, as amended to date, are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2007.

4.	Instruments Defining the Rights of Securities Holders.

4.1	Articles IV, V and VI of the Company’s Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1998.

4.2	Articles I, II, III, VI, VII, X and XI of the Company’s Amended and Restated Bylaws are incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2007.

4.3	Amended and Restated Credit Agreement, dated November 15, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on November 16, 2010.

4.4	Revolving Credit Note dated January 6, 2012, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on January 6, 2012.

4.5	First Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on January 6, 2012.

4.6	Second Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 8-K filed on September 6, 2012.

4.7	Form of certificate representing Rights (included as Exhibit B to the Amendment to Rights Agreement filed as Exhibit 4.6) is incorporated herein by reference to Exhibit 3 of the Company’s Form 8-A/A filed March 20, 2008. Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the earlier of (i) the tenth business day after the Shares Acquisition Date (or, if such Shares Acquisition Date results from the consummation of a Permitted Offer, such later date as may be determined by the Board of Directors, with the concurrence of a majority of the Continuing Directors), or (ii) the tenth business day (or such later date as may be determined by the Board of Directors, with the concurrence of a majority of the Continuing Directors, prior to such time as any person becomes an Acquiring Person) after the date of the commencement of, or first public announcement of the intent to commence, a tender or exchange offer by any person if, upon consummation thereof, such person would be an Acquiring Person, other than as a result of a Permitted Offer.

4.8	Rights Agreement, dated as of March 24, 1998, between Perceptron, Inc. and American Stock Transfer & Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit 2 of the Company’s Report on Form 8-K filed March 24, 1998.

4.9	Amendment to Rights Agreement, dated as of March 17, 2008, between Perceptron, Inc. and American Stock Transfer & Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit 3 of the Company’s Form 8-A/A filed on March 20, 2008.

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

10.	Material Contracts.

10.1	Registration Agreement, dated as of June 13, 1985, as amended, among the Company and the Purchasers identified therein, is incorporated by reference to Exhibit 10.3 of the Company’s Form S-1 Registration Statement (amended by Exhibit 10.2) No. 33-47463.

10.2	Form of Proprietary Information and Inventions Agreement between the Company and all of the employees of the Company is incorporated herein by reference to Exhibit 10.11 of the Company’s Form S-1 Registration Statement No. 33-47463.

10.3	Form of Confidentiality and Non-Disclosure Agreement between the Company and certain vendors and customers of the Company is incorporated herein by reference to Exhibit 10.12 of the Company’s Form S-1 Registration Statement No. 33-47463.

10.4	Form of Executive Agreement Not to Compete between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2005.

10.5@	Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed October 10, 2008.

10.6@	First Amendment to Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.12 of the Company’s Report on Form 8-K filed October 10, 2008.

10.7@	Second Amendment to Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan, is incorporated by reference to Exhibit 10.39 of the Company’s Report on Form 10-Q for the Quarter Ended December 31, 2011.

10.8@	Form of Incentive Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed January 5, 2005.

10.9@	Form of Nonqualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed January 5, 2005.

10.10@	Form of Incentive Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed December 27, 2005.

10.11@	Form of Nonqualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed December 27, 2005.

10.12@	Form of Nonqualified Stock Option Agreement Terms – Board of Directors under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 10, 2006.

10.13@	1998 Global Team Member Stock Option Plan and Form of Non-Qualified Stock Option Agreements under such Plan is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1997.

10.14@	First Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.28 of the Company’s Report on Form 10-K for the Transition Period Ended June 30, 1999.

10.15@	Second Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.29 of the Company’s Report on Form 10-K for the Transition Period Ended June 30, 1999.

10.16@	Third Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.6 of the Company’s Form S-8 Registration Statement No. 333-55164.

10.17@	Fourth Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.7 of the Company’s S-8 Registration Statement No. 333-76194.

10.18@	Form of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.31 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1999.

10.19@	Form of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after January 1, 2006 is incorporated by reference to Exhibit 10.47 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2006.

10.20@	Perceptron, Inc. Employee Stock Purchase Plan, as amended and restated as of October 22, 2004, is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed December 10, 2004.

10.21@	Amendment No. 1 to Perceptron, Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed July 2, 1010.

10.22@	Amended and Restated 1992 Stock Option Plan is incorporated herein by reference to Exhibit 10.53 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1996.

10.23@	First Amendment to Amended and Restated 1992 Stock Plan is incorporated by reference to Exhibit 10.39 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1997.

10.24@	Second Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.26 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1999.

10.25@	Third Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.35 of the Company’s Report on Form 10-K for the Year Ended June 30, 2001.

10.26@	Fourth Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.37 of the Company’s Report on Form 10-K for the Year Ended June 30, 2002.

10.27@	Forms of Incentive Stock Option Agreements (Officers) and Non-Qualified Stock Option Agreements (Officers) under 1992 Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.30 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1999.

10.28@	Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1996.

10.29@	First Amendment to Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.27 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1999.

10.30@	Second Amendment to the Perceptron, Inc. Directors Stock Option Plan (Amended and Restated October 31, 1996) is incorporated by reference to Exhibit 10.33 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2000.

10.31@	Forms of Non-Qualified Stock Option Agreements under the Directors Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.32 of the Company’s Report on Form 10-Q for the Quarter Ended December 31, 1999.

10.32@	Written Description of 2010 Annual Incentive and Profit Sharing Plans is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 31, 2009.

10.33@	Written Description of Fiscal 2011 Annual Incentive and Profit Sharing Plans is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed September 8, 2010.

10.34@	Summary of Fiscal 2012 Annual Incentive and Profit Sharing Plans is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on February 28, 2012.

10.35@	Severance Agreement, dated December 18, 2008, between the Company and Harry T. Rittenour is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed December 24, 2008.

10.36@	Severance Agreement, dated December 18, 2008, between the Company and Mark S. Hoefing is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on December 24, 2008.

10.37@	Severance Agreement, dated December 18, 2008, between the Company and John H. Lowry III is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed December 24, 2008.

10.38@	Severance Agreement, dated July 2, 2010, between the Company and Richard Price is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed July 2, 2010.

10.39@	First Amendment to Severance Agreement, dated July 2, 2010, between Richard Price and Perceptron, Inc., is incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 8-K filed on September 6, 2012.

10.40	License Agreement (from Perceptron to Inspectron), dated August 30, 2012, between Inspectron Inc. and Perceptron, Inc., is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on September 6, 2012.

10.41	License Agreement (from Inspectron to Perceptron), dated August 30, 2012, between Inspectron Inc. and Perceptron, Inc., is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on September 6, 2012.

10.42	Mutual Covenant Not to Compete, dated August 30, 2012, between Inspectron Inc. and Perceptron, Inc., is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on September 6, 2012.

10.43	Executive Agreement Not to Compete, dated November 4, 2009, between Richard Price and Perceptron, Inc. and First Amendment, dated August 30, 2012, is incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K filed on September 6, 2012.

21.	A list of subsidiaries of the Company is incorporated by reference to Exhibit 21 of the Company’s Report on Form 10-K for the Year Ended June 30, 2008.

23.*	Consent of Experts and Counsel.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

31.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.	Section 1350 Certifications.

32.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
@	Indicates a management contract, compensatory plan or arrangement.