Form 10-Q
period 2012-09-30
PERCEPTRON INC/MI
filed 2012-11-13
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of November 7, 2012, was:

Common Stock, $0.01 par value	8,500,583
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2012

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	June 30,
(In Thousands, Except Per Share Amount)	(unaudited)	2012
ASSETS

Current Assets
Cash and cash equivalents	$14,404	$12,984
Short-term investments	12,740	11,227
Receivables:
Billed receivables, net of allowance for doubtful accounts of $303 and $263, respectively	10,541	14,922
Unbilled receivables	397	550
Other receivables	352	510
Inventories, net of reserves of $1,220 and $1,200, respectively	6,586	5,396
Deferred taxes	2,469	2,456
Net assets of discontinued operations	184	1,365
Other current assets	1,660	1,063

Total current assets	49,333	50,473

Property and Equipment
Building and land	6,421	6,398
Machinery and equipment	13,246	12,819
Furniture and fixtures	1,133	1,014

	20,800	20,231
Less — Accumulated depreciation and amortization	(15,117)	(14,734)

Net property and equipment	5,683	5,497

Long-term Investments	2,192	2,192
Deferred Tax Asset	8,278	8,647

Total Assets	$65,486	$66,809

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,635	$1,519
Accrued liabilities and expenses	2,380	1,901
Accrued dividend	2,124	—
Accrued compensation	1,133	1,265
Net liabilities of discontinued operations	521	1,443
Income taxes payable	680	610
Deferred revenue	5,631	7,812

Total current liabilities	14,104	14,550

Shareholders’ Equity
Preferred stock—no par value, authorized 1,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 8,463 and 8,402, respectively	85	84
Accumulated other comprehensive income (loss)	(479)	(893)
Additional paid-in capital	38,578	38,401
Retained earnings	13,198	14,667

Total shareholders’ equity	51,382	52,259

Total Liabilities and Shareholders’ Equity	$65,486	$66,809

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands, Except Per Share Amounts)	2012	2011
Net Sales	$12,148	$9,145
Cost of Sales	6,551	6,443

Gross Profit	5,597	2,702

Operating Expenses
Selling, general and administrative	3,363	3,240
Engineering, research and development	1,557	1,327

Total operating expenses	4,920	4,567

Operating Income (Loss)	677	(1,865)

Other Income and (Expenses)
Interest income, net	44	66
Foreign currency gain	146	(142)

Total other income (expense)	190	(76)

Income (Loss) from Continuing Operations Before Income Taxes	867	(1,941)

Income Tax Benefit (Expense)	(238)	747

Income (Loss) from Continuing Operations	629	(1,194)

Discontinued Operations

Litigation Settlement from Forest Products Business Unit net of $493 of taxes (Note 12)	—	(957)

Commercial Products Business Unit (net of $13, and $32 of tax expense and benefit, respectively) (Note 12)	26	(73)

Total discontinued operations	26	(1,030)

Net Income (Loss)	$655	$(2,224)

Basic Earnings (Loss) Per Common Share
Continuing operations	$0.08	$(0.14)
Discontinued operations	0.00	(0.12)

Net Income (Loss)	$0.08	$(0.26)

Diluted Earnings (Loss) Per Common Share
Continuing operations	$0.08	$(0.14)
Discontinued operations	0.00	(0.12)

Net Income (Loss)	$0.08	$(0.26)

Weighted Average Common Shares Outstanding
Basic	8,424	8,519
Dilutive effect of stock options	88	—

Diluted	8,512	8,519

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

COMPREHENSIVE INCOME STATEMENT

(UNAUDITED)

	Three Months Ended September 30,
(In Thousands)	2012	2011
Net Income (Loss)	$655	$(2,224)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	414	(856)

Comprehensive Income (Loss)	$1,069	$(3,080)

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands)	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$655	$(2,224)
Income (loss) from discontinued operations	(26)	1,030
Adjustments to reconcile net loss to net cash provided from (used for) operating activities:
Depreciation and amortization	158	158
Stock compensation expense	39	79
Deferred income taxes	387	(1,357)
Disposal of assets and other	90	31
Allowance for doubtful accounts	37	—
Changes in assets and liabilities
Receivables, net	4,772	4,750
Inventories	(1,135)	(717)
Accounts payable	(1)	724
Other current assets and liabilities	(2,401)	(2,224)

Net cash provided from operating activities-continuing operations	2,575	250
Net cash used for operating activities-discontinued operations	(552)	(686)

Net cash provided from (used for) operating activities	2,023	(436)

Cash Flows from Financing Activities
Proceeds from stock plans	138	42
Repurchase of company stock	—	(748)

Net cash provided from (used for) financing activities	138	(706)

Cash Flows from Investing Activities
Purchases of short-term investments	(5,149)	(3,159)
Sales of short-term investments	3,822	10,216
Capital expenditures	(329)	(134)
Proceeds from sale of Commercial Products Business Unit assets (Note 12)	838	—

Net cash provided from (used for) investing activities	(818)	6,923

Effect of Exchange Rate Changes on Cash and Cash Equivalents	77	(461)

Net Increase (Decrease) in Cash and Cash Equivalents	1,420	5,320
Cash and Cash Equivalents, July 1	12,984	12,105

Cash and Cash Equivalents, September 30	$14,404	$17,425

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying Consolidated Financial Statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year’s financial statements to conform with the fiscal year 2013 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary, including restatements for discontinued operations (see Note 12 below), for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05 to provide guidance on the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance was amended in December 2011 when the FASB issued guidance which indefinitely defers presentation of reclassification adjustments. The Company adopted this guidance beginning July 1, 2012. Adoption of this new guidance resulted only in changes to presentation of the Company’s financial statements.

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

The following table presents the Company’s investments at September 30, 2012 and June 30, 2012 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).

Description	September 30, 2012	Level 1	Level 2	Level 3
Mutual funds	$176	$176	$—	$—
Fixed deposits and certificates of deposit	8,039	—	8,039	—
Variable rate demand notes	2,525	—	2,525	—
Repurchase agreements	2,000	—	2,000	—

Total	$12,740	$176	$12,564	$—

Description	June 30, 2012	Level 1	Level 2	Level 3
Mutual funds	$64	$64	$—	$—
Fixed deposits and certificates of deposit	6,603	—	6,603	—
Variable rate demand notes	2,560	—	2,560	—
Repurchase agreements	2,000	—	2,000	—

Total	$11,227	$64	$11,163	$—

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

5. Inventory

Inventory is stated at the lower of cost or market. The cost of inventory is determined by the first-in, first-out (“FIFO”) method. The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory. When the related inventory is disposed of, the obsolescence reserve is reduced. A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1,220,000 and $1,200,000 at September 30, 2012 and June 30, 2012 respectively, is comprised of the following (in thousands):

	September 30,	June 30,
Inventory	2012	2012
Component parts	$2,814	$2,373
Work in process	306	307
Finished goods	3,466	2,716

Total	$6,586	$5,396

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

At September 30, 2012, the Company had $8.0 million of short-term investments in time deposits or certificates of deposit and $2.5 million in variable rate demand notes.

At September 30, 2012, the Company holds long-term investments in preferred stock investments that are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company estimated that the fair market value of these investments at September 30, 2012 exceeded $2.2 million based on observable market activity and an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs, (i) the underlying structure of each security; (ii) the present value of the future principal and dividend payments discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of each security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.

7. Foreign Exchange Contracts

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations. These transactions have involved the use of forward contracts that typically mature within one year and were designed to hedge anticipated foreign currency transactions.

At September 30, 2012 and 2011 the Company had no forward exchange contracts outstanding.

8. Credit Facilities

The Company had no debt outstanding at September 30, 2012 and June 30, 2012.

The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”), which expires on November 1, 2014. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment. The Credit Agreement prohibits the Company from paying dividends unless previously approved by the bank. The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the Credit Agreement. Beginning August 30, 2012, the Credit Agreement requires a Tangible Net Worth of not less than $33.2 million. The Company was in compliance with this financial covenant at September 30, 2012. The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year. The Credit Agreement allows the Company to declare and pay dividends of up to $2.8 million in fiscal 2013 and up to $1.8 million for each fiscal year thereafter provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.

At September 30, 2012, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 350,000 euros (equivalent to approximately $450,000). The facility allows 100,000 euros to be used to finance working capital needs and equipment purchases or capital leases bearing an interest rate of 7.44%. The facility allows up to 250,000 euros to be used for providing bank guarantees bearing an interest rate of 2.0%. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2012, GmbH had no borrowings outstanding.

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

The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $39,000 and $79,000 in the three months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $393,000. The Company expects to recognize this cost over a weighted average vesting period of 3.13 years.

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

The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
Weighted Average Estimated Fair Value Per	$2.24	$2.50
Share of Options Granted During the Period
Assumptions:
Amortized Dividend Yield	—	—
Common Stock Price Volatility	44.86%	46.14%
Risk Free Rate of Return	0.62%	0.90%
Expected Option Term (in years)	5	5

The Company received approximately $113,000 in cash from option exercises under all share-based payment arrangements for the three months ended September 30, 2012.

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

Options to purchase 930,033 and 820,000 shares of common stock outstanding in the three months ended September 30, 2012 and 2011, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

11. Commitments and Contingencies

Management is currently unaware of any significant pending litigation affecting the Company.

On March 21, 2012, the Company received a letter from counsel for 3CEMS and Prime Foundation claiming that the Company breached its contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for the Company’s discontinued CBU that 3CEMS allegedly purchased in advance of the receipt of orders from the Company based upon instructions they claim to have received from the Company. They are seeking $5.5 million in damages related to the alleged breach. The Company intends to vigorously defend against these claims.

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

12. Discontinued Operations

On August 30, 2012, the Company sold substantially all of the assets of Commercial Products Business Unit (CBU”) for approximately $838,000 in cash. The purchaser also assumed certain liabilities and obligations of CBU. The Company retained the CBU accounts receivable balance at August 30, 2012 of approximately $608,000. The disposal of CBU resulted in an after-tax gain of approximately $124,000 in the first quarter of fiscal 2013. In the fourth quarter of fiscal 2012, the Company recorded a $1.6 million charge, or $1.1 million, net of taxes based on management’s estimates and assumptions of the pending sale and retained liabilities.

Accordingly, financial results of CBU have been reported as discontinued operations in the accompanying consolidated statements of income for all periods presented. Information regarding revenue and operating results of CBU included in discontinued operations is as follows (in thousands):

	Two Months Ended	Three months Ended
	August 31, 2012	Septmeber 30, 2011
Net Sales	$595	$2,174
Operating loss	$(148)	$(109)

The operating loss reported for CBU above does not include corporate costs previously allocated between the Company’s operating segments, which remain with the Company.

Information regarding CBU’s assets and liabilities included in the accompanying consolidated balance sheets is as follows (in thousands):

	September 30, 2012	June 30, 2012
Accounts receivable	$174	$779
Inventory	$—	$192
Fixed assets	$—	$308
Other assets	$10	$86
Accounts payable and accrued	$521	$1,443

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

13. Segment Information

In August 2012, the Company sold its Commercial Products Business Unit. As a result, the Company’s remaining business is substantially all in the global automotive market and its business segment is the automotive industry. Previous periods have been restated on the face of the financial statements to show the Commercial Products Business Unit as a discontinued operation.

14. Dividends

Our Board of Directors declared the following dividend.

Declaration date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in thousands)
September 27, 2012	$0.25	October 10, 2012	$2,124	November 1, 2012

15. Subsequent Events

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued. No events have taken place that meet the definition of a subsequent event that requires disclosure in this filing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to future dividend payments, fiscal year 2013 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2013 and future cash flow requirements. We may also make forward-looking statements in our press releases or other public or shareholder communications. When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10K for fiscal year 2012. The Company’s Board of Directors may change the Company’s dividend policy and dividend amounts at any time, or discontinue the payment of dividends altogether, due to a number of factors, including covenants in the Company’s loan agreement requiring the approval of the Company’s bank prior to the payment of dividends, the Company’s levels of available capital, the Company’s future operating results, or the determination to use or reserve the Company’s cash resources for other purposes. Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise. The Company’s expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions. These projections are subject to change based upon a wide variety of factors, a number of which are discussed above. Certain of these new orders have been delayed in the past and could be delayed in the future. Because the Company’s products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line. In addition, because the Company’s products have shorter lead times than other components and are required later in the process, orders for the Company’s Industrial Business Unit segment products tend to be given later in the integration process. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products, expand into new geographic markets and successfully negotiate new sales or supply agreements with new customers. Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and euros. Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries. Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.

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

On August 30, 2012, the Company completed the sale of substantially all of the assets of its Commercial Products Business Unit (“CBU”). The disposal of CBU resulted in an after-tax gain of approximately $124,000 in the first quarter of fiscal 2013. In the fourth quarter of fiscal 2012, the Company recorded a $1.6 million charge, or $1.1 million, net of taxes based on management’s estimates and assumptions of the pending sale and retained liabilities. The operating results of CBU through August 30, 2012, the gain on sale of CBU assets and prior year operating results of CBU are included in discontinued operations. As a result, the Company’s remaining business, formerly referred to as the Industrial Business Unit (“IBU), is substantially all in the global automotive market and its business segment is the automotive industry.

During the first quarter of fiscal 2013, the Company had income from continuing operations of $629,000 compared to a loss of $1.2 million in the first quarter of fiscal 2012. The $1.8 million improvement was the result of higher gross profit of $2.9 million. The higher gross profit was achieved from a greater proportion of revenue related to buy-offs on completed projects in the current quarter compared to the quarter a year ago.

In the second quarter of fiscal 2012, the Company released an enhanced version of the Helix® platform to production. Helix® is an innovative and versatile 3D metrology solution that enables manufacturers to perform their most challenging measurement tasks with greater ease and precision.

Outlook – The Company is concentrating its efforts in fiscal 2013 on growing the Company’s business and the continued development and release of additional Helix® sensors throughout the remainder of the fiscal year. The Company’s backlog remains high at $30.8 million and, as a result, the Company expects modest and profitable growth in fiscal 2013. The Company’s financial base remains strong with no debt and approximately $27.1 million of cash, cash equivalents and short-term investments at September 30, 2012 to support the Company’s growth plans. On November 1, 2012, the Company paid its first ever dividend of $0.25 per share.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Overview – For the first quarter of fiscal 2013, the Company reported income from continuing operations of $629,000, or $0.08 per diluted share, compared to a loss from continuing operations of $1.2 million or $0.14 per diluted share, for the first quarter of fiscal 2012. Specific line item results are described below.

Sales – Net sales in the first quarter of fiscal 2013 were $12.1 million, compared to $9.1 million for the quarter ended September 30, 2012. The following tables set forth comparison data for the Company’s net sales by segment and geographic location.

Sales (by location)	First Quarter		First Quarter
(in millions)	2013		2012		Increase/(Decrease)
Americas	$5.3	43.8%	$2.6	28.6%	$2.7	103.8%
Europe	4.1	33.9%	4.1	45.1%	—	0.0%
Asia	2.7	22.3%	2.4	26.3%	0.3	12.5%

Totals	$12.1	100.0%	$9.1	100.0%	$3.0	33.0%

Sales in the Americas increased $2.7 million in the first quarter of fiscal 2013 quarter compared to the same quarter a year ago. The increase was primarily due to increased sales of Automated Systems products. Sales in Europe were comparable to sales in the first quarter a year ago. However, on a euro basis, Europe’s sales were up 405,000 euros over the quarter a year ago. The lower foreign currency rate in the fiscal 2013 quarter compared to the quarter a year ago, resulted in approximately a $550,000 decrease in revenue. The increase in sales in Europe when measured in euros was primarily due to increased sales of Automated Systems products. The increase in sales in Asia was primarily related to higher Automated Systems products sales in China.

Bookings – Bookings represent new orders received from customers. The Company had new order bookings during the quarter of $12.8 million compared to $18.4 million for the first quarter ended September 30, 2011. It should be noted that the Company’s level of new orders fluctuates from quarter to quarter and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company. The following tables set forth comparison data for the Company’s bookings by segment and geographic location.

Bookings (by location)	First Quarter		First Quarter
(in millions)	2013		2012		Increase/(Decrease)
Americas	$3.1	24.2%	$6.8	37.0%	$(3.7)	(54.4)%
Europe	7.0	54.7%	6.9	37.5%	0.1	1.4%
Asia	2.7	21.1%	4.7	25.5%	(2.0)	(42.6)%

Totals	$12.8	100.0%	$18.4	100.0%	$(5.6)	(30.4)%

Bookings decreased $5.6 million primarily as a result of lower bookings of Automated Systems. Bookings in the first quarter a year ago were the second highest quarter of bookings the Company had in over a decade. Bookings in the Americas were down $3.7 million compared to the prior year principally due to lower booking in Brazil which had its largest quarter of bookings in its history in the first quarter of fiscal 2012. Although Europe showed a slight increase in bookings in the current quarter, bookings would have been approximately $700,000 higher had the euro been at the same exchange rate as the quarter a year ago. The decrease in Asia related to lower orders primarily in China, which had very high bookings in the first quarter of fiscal 2012.

Backlog – Backlog represents orders or bookings received by the Company that have not yet been filled. The Company’s backlog was $30.8 million as of September 30, 2012 compared with $33.2 million as of September 30, 2011. It should be noted that the level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company. Most of the backlog is subject to cancellation by the customer. The Company expects to be able to fill substantially all of the orders in the backlog during the following twelve months. The following tables set forth comparison data for the Company’s backlog by segment and geographic location.

Backlog (by location)	First Quarter		First Quarter
(in millions)	2013		2012		Increase/(Decrease)
Americas	$10.0	32.5%	$11.8	35.5%	$(1.8)	(15.3)%
Europe	12.7	41.2%	11.5	34.6%	1.2	10.4%
Asia	8.1	26.3%	9.9	29.8%	(1.8)	(18.2)%

Totals	$30.8	100.0%	$33.2	100.0%	$(2.4)	(7.2)%

The Company’s backlog has remained above $30.0 million for five consecutive quarters. Previously, the backlog had not exceeded $30 million since at least 1999. The $2.4 million decrease in backlog over the first quarter of fiscal 2012 was primarily the result of lower orders of Automated Systems products. Europe’s backlog increased $1.2 million and would have been approximately $1.3 million higher if the euro exchange rate had been the same as the quarter a year ago.

Gross Profit – Gross profit was $5.6 million, or 46.1% of sales, in the first quarter of fiscal 2013, as compared to $2.7 million, or 29.6% of sales, in the first quarter of fiscal 2012. Impacting the higher gross profit in the fiscal 2013 quarter was higher revenue related to final buy-off on completed projects where costs had been recorded in earlier periods.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $3.4 million in the first quarter fiscal 2013 compared to $3.2 million in the first quarter a year ago. The $123,000 increase primarily occurred in North America and China. The increase in China related principally to the addition of staff to support continued growth. The increase in North America related principally to legal fees. The weaker Euro relative to the U.S. Dollar in the first quarter of fiscal 2013 compared to a year ago reduced European general and administrative expenses by approximately $100,000.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $1.6 million in the quarter ended September 30, 2012 compared to $1.3 million in the first quarter a year ago. The $230,000 increase was primarily due to higher salary costs related to additional resources added for Helix development and engineering materials related to the development of Helix®.

Interest Income, net – Net interest income was $44,000 in the first quarter of fiscal 2013 compared with net interest income of $66,000 in the first quarter of fiscal 2012. The decrease in interest income was the result of lower investment rates and the effect of the lower Euro exchange rate in the fiscal 2013 quarter compared to the fiscal 2012 quarter.

Foreign Currency – There was a net foreign currency gain of $146,000 in the first quarter of fiscal 2013 compared with a loss of $142,000 a year ago. The $288,000 change was related to foreign currency changes, primarily related to the Euro in comparative quarters.

Income Taxes – The effective tax rate on continuing operations for the first quarter of fiscal 2013 was 27.4% compared to 38.5% in the first quarter of fiscal 2012. The effective rate in both fiscal quarters primarily reflects the effect of the mix of pre-tax profit and loss among the Company’s various operating entities and their countries’ respective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents were $14.4 million at September 30, 2012, compared to $13.0 million at June 30, 2012. The cash increase of $1.4 million primarily represented cash provided from operations of approximately $2.0 million and approximately $838,000 received from the sale of assets of the Commercial Products Business. Offsetting cash received were $1.3 million of cash used to purchase short-term investments and $329,000 for capital expenditure purchases.

Of the $2.0 million in cash provided from operations, $2.6 million was generated from continuing operations and $552,000 was used for discontinued operations. The $2.6 million provided from continuing operations was generated from net working capital of $1.2 million, income from continuing operations of $629,000, plus the add back of non-cash items totaling $711,000. The favorable net working capital change resulted primarily from a decrease in receivables of $4.8 million which was offset by a change in other current assets and liabilities of $2.4 million and an increase in inventories of $1.1 million. The $4.8 million decrease in receivables reflects increased collections in the first quarter of fiscal 2013. The change in other current assets and liabilities primarily represented lower deferred revenue.

The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory. A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review. When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced. During the quarter ended September 30, 2012, the Company’s reserve for obsolescence increased by $20,000, which resulted primarily from the effect of foreign currency rate changes.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company increased its allowance for doubtful accounts by a net $40,000 during the quarter ended September 30, 2012.

The Company had no debt outstanding at September 30, 2012 and June 30, 2012. The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”), which expires on November 1, 2014. Proceeds under the Credit Agreement may be used for working capital and capital expenditures. Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States. Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available. Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period. Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment. The Credit Agreement prohibits the Company from paying dividends unless previously approved by the bank. The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the Credit Agreement. Beginning August 30, 2012, the Credit Agreement requires a Tangible Net Worth of not less than $33.2 million. The Company was in compliance with this financial covenant at September 30, 2012. The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year. The Credit Agreement allows the Company to declare and pay dividends of up to $2.8 million in fiscal 2013 and up to $1.8 million for each fiscal year thereafter provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.

At September 30, 2012, the Company’s German subsidiary (GmbH) had an unsecured credit facility totaling 350,000 euros (equivalent to approximately $450,000). The facility allows 100,000 euros to be used to finance working capital needs and equipment purchases or capital leases bearing an interest rate of 7.44%. The facility allows up to 250,000 euros to be used for providing bank guarantees bearing an interest rate of 2.0%. The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable. At September 30, 2012, GmbH had no borrowings outstanding.

On September 27, 2012, the Company announced that its Board of Directors declared a special dividend of twenty-five cents ($0.25) per share of Common Stock. The special dividend was paid on November 1, 2012 to shareholders of record at the close of business on October 10, 2012. The dividend declared by the Board of Directors on September 27, 2012, represents the start of what the Company intends to be an on-going program of regular dividend payments.

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

For a discussion of certain contingencies relating to the Company’s liquidity, financial position and results of operations, see Note 11 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q, Item 3, “Legal Proceedings” and Note 6 to the Consolidated Financial Statements, “Contingencies”, of the Company’s Annual Report on Form 10-K for fiscal year 2012. See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies—Litigation and Other Contingencies” of the Company’s Annual Report on Form 10-K for fiscal year 2012.

At September 30, 2012 the Company had short-term investments totaling $12.7 million and long-term investments valued at $2.2 million. See Note 6 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, contained in this Quarterly Report on Form 10-Q, for further information on the Company’s investments and their current valuation. The market for the long-term investments is currently illiquid.

The Company expects to spend up to $2.0 million during fiscal year 2013 for capital equipment, although there is no binding commitment to do so. Based on the Company’s current business plan, the Company believes that available cash on hand, short-term investments and existing credit facilities will be sufficient to fund anticipated fiscal year 2013 cash flow requirements, except to the extent that the Company implements business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

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

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for fiscal year 2012.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 to the Consolidated Financial Statements, “New Accounting Pronouncements”.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective. Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2012 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2012.

ITEM 6.	EXHIBITS

2.1	Asset Purchase Agreement, dated August 30, 2012 between Inspectron Inc. and Perceptron, Inc., is incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed on September 6, 2012.

4.6	Second Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 8-K filed on September 6, 2012.

4.10	Third Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 31, 2012.

4.11	Fourth Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 31, 2012.

4.12	Amendment to Revolving Credit Note, dated January 6, 2012, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on From 8-K filed on October 31, 2012.

10.39	First Amendment to Severance Agreement, dated July 2, 2010, between Richard Price and Perceptron, Inc., is incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 8-K filed on September 6, 2012.

10.40	License Agreement (from Perceptron to Inspectron), dated August 30, 2012, between Inspectron Inc. and Perceptron, Inc., is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on September 6, 2012.

10.41	License Agreement (from Inspectron to Perceptron), dated August 30, 2012, between Inspectron Inc. and Perceptron, Inc., is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on September 6, 2012.

10.42	Mutual Covenant Not to Compete, dated August 30, 2012, between Inspectron Inc. and Perceptron, Inc., is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on September 6, 2012.

10.43	Executive Agreement Not to Compete, dated November 4, 2009, between Richard Price and Perceptron, Inc. and First Amendment, dated August 30, 2012, is incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K filed on September 6, 2012.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc. (Registrant)

Date: November 12, 2012	By:	/S/ Harry T. Rittenour
Harry T. Rittenour
President and Chief Executive Officer

Date: November 12, 2012	By:	/S/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2012	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)