Form 10-Q
period 2012-12-31
PERCEPTRON INC/MI
filed 2013-02-14
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2012.

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

Yes þ	No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes þ	No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer¨	Accelerated filer¨
Non-accelerated filer¨ (Do not check if a smaller reporting company)	Smaller reporting companyþ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ¨	Noþ

The number of shares outstanding of each of the issuer’s classes of common stock as of February 7, 2013, was:

Common Stock, $0.01 par value	8,536,797
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2012

+

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(In Thousands, Except Per Share Amount)	2012	2012
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$13,224	$12,984
Short-term investments	10,640	11,227
Receivables:
Billed receivables, net of allowance for doubtful accounts	12,633	14,922
of $305 and $263, respectively
Unbilled receivables	650	550
Other receivables	404	510
Inventories, net of reserves of $1,208 and $1,200, respectively	6,576	5,396
Deferred taxes	2,456	2,456
Net assets of discontinued operations	52	1,365
Other current assets	1,259	1,063
Total current assets	47,894	50,473

Property and Equipment
Building and land	6,428	6,398
Machinery and equipment	13,363	12,819
Furniture and fixtures	1,135	1,014
	20,926	20,231
Less - Accumulated depreciation and amortization	(15,302)	(14,734)
Net property and equipment	5,624	5,497

Long-term Investments	2,192	2,192
Deferred Tax Asset	8,881	8,647

Total Assets	$64,591	$66,809

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,709	$1,519
Accrued liabilities and expenses	2,109	1,901
Accrued compensation	1,342	1,265
Net liabilities of discontinued operations	300	1,443
Income taxes payable	968	610
Deferred revenue	5,938	7,812
Total current liabilities	12,366	14,550

Shareholders' Equity
Preferred stock - no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 8,519 and 8,402, respectively	85	84
Accumulated other comprehensive income (loss)	(100)	(893)
Additional paid-in capital	36,734	38,401
Retained earnings	15,506	14,667
Total shareholders' equity	52,225	52,259

Total Liabilities and Shareholders' Equity	$64,591	$66,809

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands, Except Per Share Amounts)	2012	2011	2012	2011

Net Sales	$13,229	$16,217	$25,377	$25,362
Cost of Sales	8,030	8,561	14,581	15,004
Gross Profit	5,199	7,656	10,796	10,358

Operating Expenses
Selling, general and administrative	3,456	3,407	6,819	6,647
Engineering, research and development	1,593	1,309	3,150	2,636
Total operating expenses	5,049	4,716	9,969	9,283

Operating Income	150	2,940	827	1,075

Other Income and (Expenses)
Interest income, net	32	65	76	131
Foreign currency gain (loss)	(304)	(143)	(158)	(285)
Other	5	157	5	157
Total other income (expense)	(267)	79	(77)	3

Income (Loss) from Continuing Operations Before Income Taxes	(117)	3,019	750	1,078

Income Tax Benefit (Expense)	301	(898)	63	(151)

Income from Continuing Operations	184	2,121	813	927

Discontinued Operations

Litigation Settlement from Forest Products Business Unit
net of $27 and $493 of taxes, respectively (Note 12)	-	(52)	-	(1,009)

Commercial Products Business Unit (net of $166 tax benefit,
$13 of tax expense and $202 of tax benefit, respectively) (Note 12)	-	(323)	26	(396)
Total discontinued operations	-	(375)	26	(1,405)

Net Income (Loss)	$184	$1,746	$839	$(478)

Basic Earnings (Loss) Per Common Share
Continuing operations	$0.02	$0.25	$0.10	$0.11
Discontinued operations	-	(0.05)	-	(0.17)
Net income (loss)	$0.02	$0.20	$0.10	$(0.06)

Diluted Earnings (Loss) Per Common Share
Continuing operations	$0.02	$0.25	$0.10	$0.11
Discontinued operations	-	(0.05)	-	(0.17)
Net income (loss)	$0.02	$0.20	$0.10	$(0.06)

Weighted Average Common Shares Outstanding
Basic	8,505	8,421	8,464	8,470
Dilutive effect of stock options	64	110	77	-
Diluted	8,569	8,531	8,541	8,470

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
COMPREHENSIVE INCOME STATEMENT
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands)	2012	2011	2012	2011

Net Income (Loss)	$184	$1,746	$839	$(478)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	379	(769)	793	(1,625)

Comprehensive Income (Loss)	$563	$977	$1,632	$(2,103)

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Six Months Ended
	December 31,
(In Thousands)	2012	2011

Cash Flows from Operating Activities
Net income (loss)	$839	$(478)
(Income) loss from discontinued operations	(26)	1,405
Adjustments to reconcile net income (loss) to net cash provided from
(used for) operating activities:
Depreciation and amortization	323	316
Stock compensation expense	91	145
Deferred income taxes	(261)	(462)
Disposal of assets and other	(407)	50
Allowance for doubtful accounts	(3)	1
Changes in assets and liabilities
Receivables, net	2,470	(370)
Inventories	(1,093)	(187)
Accounts payable	760	1,225
Other current assets and liabilities	(1,536)	(1,789)
Net cash provided from (used for) operating activities-continuing operations	1,157	(144)
Net cash used for operating activities-discontinued operations	(641)	(2,730)
Net cash provided from (used for) operating activities	516	(2,874)

Cash Flows from Financing Activities
Proceeds from stock plans	367	175
Repurchase of company stock	-	(1,349)
Payment of cash dividend	(2,124)	-
Net cash used for financing activities	(1,757)	(1,174)

Cash Flows from Investing Activities
Purchases of short-term investments	(9,031)	(12,778)
Sales of short-term investments	9,913	14,946
Capital expenditures	(430)	(403)
Proceeds from sale of Commercial Products Business Unit assets (Note 12)	838	-
Net cash provided from investing activities	1,290	1,765

Effect of Exchange Rate Changes on Cash and Cash Equivalents	191	(350)

Net Increase (Decrease) in Cash and Cash Equivalents	240	(2,633)
Cash and Cash Equivalents, July 1	12,984	12,105
Cash and Cash Equivalents, December 31	$13,224	$9,472

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

2.            New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05 to provide guidance on the presentation of comprehensive income.  The new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements.  The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance was amended in December 2011 when the FASB issued guidance which indefinitely defers presentation of reclassification adjustments. The Company adopted this guidance beginning July 1, 2012.  Adoption of this new guidance resulted only in changes to the presentation of the Company’s financial statements.

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

The following table presents the Company’s investments at December 31, 2012 and June 30, 2012 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).  The fair value of the Company’s investments approximates their cost basis.

Description	December 31, 2012	Level 1	Level 2	Level 3
Mutual funds	$22	$22	$-	$-
Fixed deposits and certificates of deposit	6,143	-	6,143	-
Variable rate demand notes	2,475	-	2,475	-
Repurchase agreements	2,000	-	2,000	-
Total	$10,640	$22	$10,618	$-

Description	June 30, 2012	Level 1	Level 2	Level 3
Mutual funds	$64	$64	$-	$-
Fixed deposits and certificates of deposit	6,603	-	6,603	-
Variable rate demand notes	2,560	-	2,560	-
Repurchase agreements	2,000	-	2,000	-
Total	$11,227	$64	$11,163	$-

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

5.            Inventory

Inventory is stated at the lower of cost or market.  The cost of inventory is determined by the first-in, first-out (“FIFO”) method.  The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  When the related inventory is disposed of, the obsolescence reserve is reduced.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,208,000 and $1,200,000 at December  31, 2012 and June 30, 2012, respectively, is comprised of the following (in thousands):

	December 31,	June 30,
Inventory	2012	2012
Component parts	$2,996	$2,373
Work in process	363	307
Finished goods	3,217	2,716
Total	$6,576	$5,396

6.Short-Term and Long-Term Investments

The Company accounts for its investments in accordance with ASC 320, “Investments – Debt and Equity Securities.”   Investments with a maturity of greater than three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. The Company accounts for its short-term investments as available for sale recorded at market value using the specific identification method. Investments expected to be held to maturity are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those investments  to maturity. Each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment which involves significant judgment. In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and if the Company intends to sell or if it is more likely than not that the Company will be required to sell before recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the income statement. If market, industry, and/or investee conditions deteriorate, future impairments may be incurred.

At December 31, 2012, the Company had $6.1 million of short-term investments in time deposits or certificates of deposit,  $2.5 million in variable rate demand notes and $2.0 million in  repurchase agreements.

At December 31, 2012, the Company held long-term investments in preferred stock investments that are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company estimated that the fair market value of these investments at December 31, 2012 exceeded the $2.2 million recorded value, based on observable market activity and an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs, (i) the underlying structure of each security; (ii) the present value of the future principal and dividend payments discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of each security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.

7.            Foreign Exchange Contracts

The Company may use, from time to time, a limited hedging program to minimize the impact of foreign currency fluctuations.  These transactions have involved the use of forward contracts that typically mature within one year and were designed to hedge anticipated foreign currency transactions.

At December 31, 2012 and 2011 the Company had no forward exchange contracts outstanding.

8.            Credit Facilities

The Company had no debt outstanding at December 31, 2012 and June 30, 2012.

The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”), which expires on November 1, 2014.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the Credit Agreement.   Beginning August 30, 2012, the Credit Agreement requires a Tangible Net Worth of not less than $33.2 million.  The Company was in compliance with this financial covenant at December 31, 2012.  The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year.  The Credit Agreement allows the Company to declare and pay dividends of up to $2.8 million in fiscal 2013 and up to $1.8 million for each fiscal year thereafter provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.

At December 31, 2012, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $463,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases bearing an interest rate of 7.44%.  The facility allows up to 250,000 Euros to be used for providing bank guarantees bearing an interest rate of 2.0%.  The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.

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

The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $42,000 and $77,000 in the three and six months ended December 31, 2012, respectively.  The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $66,000 and $145,000 in the three and six months ended December 31, 2011, respectively.  As of December 31, 2012, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $498,000.  The Company expects to recognize this cost over a weighted average vesting period of 3.19 years.

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

Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.  The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, except as otherwise specified in the 2004 Stock Incentive Plan.  As of December 31, 2012, the Company has only issued awards in the form of stock options.  Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant.  All options outstanding under the 1998, 1992 and Directors Plans are vested and expire ten years from the date of grant.  Option prices for options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.

The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Weighted average estimated fair value per
share of options granted during the period	$2.30	$2.14	$2.27	$2.46
Assumptions:
Amortized dividend yield	-	-	-	-
Common stock price volatility	44.86%	46.14%	44.86%	46.14%
Risk free rate of return	0.63%	0.97%	0.62%	0.91%
Expected option term (in years)	5	5	5	5

The Company received approximately $65,000 and $178,000, respectively, in cash from option exercises under all share-based payment arrangements for the three and six months ended December  31, 2012.

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

Options to purchase 1,009,000 and 928,000 shares of common stock outstanding in the three months ended December 31, 2012 and 2011, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Options to purchase 970,000 and 882,000 shares of common stock outstanding in the six months ended December 31, 2012 and 2011, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

11.            Commitments and Contingencies

Management is currently unaware of any significant pending litigation affecting the Company.

On March 21, 2012, the Company received a letter from counsel for 3CEMS and Prime Foundation claiming that the Company breached its contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for the Company’s discontinued Commercial Products Business Unit (“CBU”) that 3CEMS allegedly purchased in advance of the receipt of orders from the Company based upon instructions they claim to have received from the Company.  They are seeking $5.5 million in damages related to the alleged breach. The Company intends to vigorously defend against these claims.

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

Accordingly, financial results of CBU have been reported as discontinued operations in the accompanying consolidated statements of income for all periods presented. Information regarding revenue and operating results of CBU included in discontinued operations is as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Net Sales	$-	$1,164	$595	$3,338
Operating Loss	$-	$(489)	$(148)	$(598)

The operating loss reported for CBU above does not include corporate costs previously allocated between the Company’s operating segments, which remain with the Company.

Information regarding CBU’s assets and liabilities included in the accompanying consolidated balance sheets is as follows (in thousands):

	December 31, 2012	June 30, 2012
Accounts receivable	$52	$779
Inventory	$-	$192
Fixed assets	$-	$308
Other assets	$-	$86
Accounts payable and accrued liabilities	$300	$1,443

In the first quarter of fiscal 2012, the Company recorded a $957,000 loss from discontinued operations, net of $493,000 in taxes, that related to a settlement of a lawsuit filed in 2002 by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others.  The suit alleged that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products involving the Company’s discontinued Forest Product Business Unit.    The Company agreed to settle the suit for $2.0 million Canadian dollars (approximately $1.9 million using a September 30, 2011 exchange rate).  The Company also had accruals related to this matter of approximately $500,000.  The Company paid the litigation settlement in full for $2.0 million on October 28, 2011 and the Company incurred a foreign currency loss on the transaction of $52,000, net of $27,000 in taxes in the second quarter of fiscal 2012.

13.            Segment Information

In August 2012, the Company sold the CBU. As a result, the Company’s remaining business is substantially all in the global automotive market and its business segment is the automotive industry. Previous periods have been restated on the face of the financial statements to show CBU as a discontinued operation.

14.            Dividends

Our Board of Directors declared the following dividend.

	Dividend
Declaration date	Per Share	Record Date	Total Amount	Payment Date
			(in thousands)

September 27, 2012	$0.25	October 10, 2012	$2,124	November 1, 2012

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

SAFE HARBOR STATEMENT

We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to future dividend payments, fiscal year 2013 and future new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2013 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10K for fiscal year 2012.  The Company’s Board of Directors may change the Company’s dividend policy and dividend amounts at any time, or discontinue the payment of dividends altogether, due to a number of factors, including covenants in the Company’s loan agreement requiring the approval of the Company’s bank prior to the payment of dividends, the Company’s levels of available capital, the Company’s future operating results, or the determination to use or reserve the Company’s cash resources for other purposes.  Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.  The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions.  These projections are subject to change based upon a wide variety of factors, a number of which are discussed above.  Certain of these new orders have been delayed in the past and could be delayed in the future.  Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line.  In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's Automated Systems products tend to be given later in the integration process. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products, expand into new geographic markets and successfully negotiate new sales or supply agreements with new customers.   Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros.  Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries.  Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.

OVERVIEW

Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact measurement and inspection solutions for industrial applications.  The Company’s primary operations are in North America, Europe and Asia.  While the Company has one operating segment, its non-contact measurement solutions are divided into Automated Systems and Technology Components.  Automated Systems products consist of a number of complete metrology solutions for industrial process control – Helix®, AutoGauge®, AutoGauge® Plus, AutoFit®, AutoScan®, and AutoGuide® - that are primarily used by the Company’s customers to improve product quality, shorten product launch cycles, reduce overall manufacturing costs, and manage complex manufacturing processes.  Technology Components products include ScanWorks®, ScanWorks®xyz, ToolKit, WheelWorks® and Multi-line Sensor products that target the digitizing, reverse engineering, inspection and original equipment manufacturers (“OEMs”) wheel alignment markets.  Additionally, the Company provides a number of Value Added Services that are primarily related to the Automated Systems line of products.  The largest market served by the Company is the automotive market.

New vehicle tooling programs represent the most important selling opportunity for the Company’s automotive-related sales.  The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans.  A tooling purchase related to a new model may lead the new model introduction by one to two years.  The size of the bookings the Company receives also may vary widely depending on many variables such as planned production volumes, the number of models produced on the line and the number of plants that will produce the model. The existing installed base of Automated Systems products also provides a continuous revenue stream in the form of system additions, upgrades and modifications, and Value Added Services such as customer training and service.  Opportunities for Technology Component products are primarily the expansion of the ScanWorks® reseller channel.

On August 30, 2012, the Company completed the sale of substantially all of the assets of its Commercial Products Business Unit (“CBU”).  The disposal of CBU resulted in an after-tax gain of approximately $124,000 in the first quarter of fiscal 2013.   In the fourth quarter of fiscal 2012, the Company recorded a $1.6 million charge, or $1.1 million, net of taxes based on management’s estimates and assumptions of the pending sale and retained liabilities.  CBU’s operating results for fiscal year 2013 through August 30, 2012 were a loss of $98,000, net of taxes and for the first half of fiscal year 2012, were a loss of $396,000, net of taxes.  CBU is reported as a discontinued operation.    As a result, the Company’s remaining business, formerly referred to as the Industrial Business Unit (“IBU”), is substantially all in the global automotive market and its business segment is the automotive industry.

During the second quarter of fiscal 2013, the Company had income from continuing operations of $184,000 compared to income of $2.1 million in the second quarter of fiscal 2012.  The $1.9 million reduction was primarily the result of lower sales of $3.0 million, lower margin related to the fixed component of labor costs and higher operating expenses.  The very strong sales in the fiscal 2012 quarter represented the second highest quarterly sales level for the Company in the past five years. During the first six months of fiscal 2013, the Company had income from continuing operations of $813,000 compared to income of $927,000 in the fiscal 2012 six-month period.  Sales on a year-to-date basis were at a comparable level of $25.4 million and operating margin was 42.5% compared to 40.8% in the fiscal 2013 and 2012 periods, respectively.

During the second quarter of fiscal 2013, the Company released an enhanced version of the first of five Helix® sensors to production.   In January 2013, the Company released the second enhanced sensor and expects to release an enhanced version of the remaining three sensors by the end of fiscal 2013. Helix® is an innovative and versatile 3D metrology solution that enables manufacturers to perform their most challenging measurement tasks with greater ease and precision.

Outlook – The Company has been seeing more European customers increasing or maintaining their investment levels than those that are decreasing investments, which have fueled the Company’s orders. Conversely, North American customers that had several large tooling projects over the last couple of years have had lower investments in tooling projects this year as part of their normal investment cycle.  The automotive industry’s global forecast for growth in the number of new program launches is a positive environment for sales of the Company’s Automated Systems products.

The Company expects higher sales in the second half of fiscal 2013 compared to the sales level in the first half of fiscal 2013.  Sales in the third quarter are expected to be higher than sales in the second quarter and sales in the fourth quarter are expected to higher than sales in the third quarter.  Overall, sales for fiscal 2013 are expected to be in the same range as sales in fiscal 2012; as is income from continuing operations. Bookings are expected to increase significantly in the second half of the year compared to the first half of fiscal 2013.  The Company is concentrating its efforts in fiscal 2013 on growing the Company’s business and the continued development and release of additional Helix® sensors throughout the remainder of the fiscal year.  Fiscal 2014 is expected to show a resumption of sales growth as the Company’s customers continue to launch new products and Helix® technology becomes a more significant component of the Company’s product portfolio.  The Company’s backlog remains high at $29.7 million and is expected to increase in the second half of the year. The Company’s financial base remains strong with no debt and approximately $23.9 million of cash, cash equivalents and short-term investments at December 31, 2012 to support the Company’s growth plans.  On November 1, 2012, the Company paid its first ever dividend of $0.25 per share totaling $2.1 million.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Overview – For the second quarter of fiscal 2013, the Company reported income from continuing operations of $184,000, or $0.02 per diluted share, compared to income from continuing operations of $2.1 million or $0.25 per diluted share, for the second quarter of fiscal 2012.  In the quarter ended December 31, 2011, the Company recorded a $52,000 loss from discontinued operations, net of taxes, or $0.01 per diluted share, related to the settlement of a lawsuit recorded in the first quarter of fiscal 2012 involving the Company’s discontinued forest products business.   This additional $52,000 charge reflected a foreign currency loss on the transaction.  On August 30, 2012, the Company sold substantially all of the assets of its Commercial Products Business Unit (CBU).  Accordingly, CBU results are reported as a discontinued operation. In the quarter ended December 31, 2011, the Company reported a $323,000 loss, net of taxes, or $0.04 per diluted share related to CBU.  See Note 12, “Discontinued Operations”, for further information on discontinued operations related to the lawsuit and CBU.  The Company’s net income for the second quarter of fiscal 2013 was $184,000, or $0.02 per diluted share compared to net income of $1.7 million or $0.20 per diluted share for the second quarter of fiscal 2012.  Specific line item results are described below.

Sales – Net sales in the second quarter of fiscal 2013 were $13.2 million, compared to $16.2 million for the quarter ended December 31, 2011.  The following tables set forth comparison data for the Company’s net sales by geographic location.

Sales (by location)	Second Quarter		Second Quarter
(in millions)	2013		2012		Increase/(Decrease)
Americas	$5.0	37.9%	$7.7	47.5%	$(2.7)	(35.1)%
Europe	5.2	39.4%	4.7	29.0%	0.5	10.6%
Asia	3.0	22.7%	3.8	23.5%	(0.8)	(21.1)%
Totals	$13.2	100.0%	$16.2	100.0%	$(3.0)	(18.5)%

Sales in the Americas decreased $2.7 million in the second quarter of fiscal 2013 quarter compared to the same quarter a year ago.  The decrease was primarily due to lower sales of Automated Systems products.  Sales in Europe increased $500,000 over sales in the second quarter a year ago.  The increase in sales in Europe was primarily due to increased sales of Automated Systems products that were partially offset by lower sales of Technology Components. The lower Euro currency rate in the fiscal 2013 quarter compared to the same quarter a year ago, resulted in an approximately $230,000 decrease in revenue.  The decrease in sales in Asia was primarily related to lower Automated Systems products sales in China.

Bookings – Bookings represent new orders received from customers.  The Company had new order bookings during the quarter of $12.1 million compared to $16.6 million for the second quarter ended December 31, 2011.  It should be noted that the Company’s level of new orders fluctuates from quarter to quarter and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.  The following tables set forth comparison data for the Company’s bookings by geographic location.

Bookings (by location)	Second Quarter		Second Quarter
(in millions)	2013		2012		Increase/(Decrease)
Americas	$3.6	29.8%	$11.0	66.3%	$(7.4)	(67.3)%
Europe	6.0	49.6%	4.4	26.5%	1.6	36.4%
Asia	2.5	20.6%	1.2	7.2%	1.3	108.3%
Totals	$12.1	100.0%	$16.6	100.0%	$(4.5)	(27.1)%

Bookings decreased $4.5 million primarily as a result of lower bookings of Automated Systems products in the Americas.  The decrease of $7.4 million in the Americas was the result of an especially high level of bookings in the second quarter of fiscal 2012 that was mainly due to orders for light truck projects that quarter.  Bookings in Europe increased $1.6 million over the same quarter a year ago, primarily due to increases in Automated Systems products and a favorable foreign currency revaluation effect that were partially offset by lower Technology Component bookings. The increase in Asia related to higher orders primarily in China for Automated Systems products.

Backlog – Backlog represents orders or bookings received by the Company that have not yet been filled.  The Company's backlog was $29.7 million as of December 31, 2012 compared with $33.6 million as of December 31, 2011.  It should be noted that the level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company.  Most of the backlog is subject to cancellation by the customer.  The Company expects to be able to fill substantially all of the orders in the backlog during the following twelve months.  The following tables set forth comparison data for the Company’s backlog by geographic location.

Backlog (by location)	Second Quarter		Second Quarter
(in millions)	2013		2012		Increase/(Decrease)
Americas	$8.7	29.3%	$15.1	45.0%	$(6.4)	(42.4)%
Europe	13.5	45.4%	11.2	33.3%	2.3	20.5%
Asia	7.5	25.3%	7.3	21.7%	0.2	2.7%
Totals	$29.7	100.0%	$33.6	100.0%	$(3.9)	(11.6)%

The Company’s backlog was $29.7 million at December 31, 2012 down $3.9 million from December 31, 2011.  The $33.6 million backlog at December 31, 2011 was a record backlog for the Company.  The decrease in backlog was primarily the result of lower orders of Automated Systems products in the Americas.  Europe’s backlog increased $2.3 million primarily due to increased orders of Automated Systems products.  Asia’s backlog increased slightly by $200,000 also due to increased orders for Automated Systems products.

Gross Profit – Gross profit was $5.2 million, or 39.3% of sales, in the second quarter of fiscal 2013, as compared to $7.7 million, or 47.2% of sales, in the second quarter of fiscal 2012.  The decline in the gross margin percent was primarily due to the impact of certain fixed cost of goods sold relative to the lower sales levels and from the timing of the recognition of certain labor-related expenses compared to the timing of revenue recognition.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $3.5 million in the second quarter fiscal 2013 compared to $3.4 million in the second quarter a year ago.  The $49,000 increase was primarily the result of year-over-year cost increases.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $1.6 million in the quarter ended December 31, 2012 compared to $1.3 million in the second quarter a year ago.  The $284,000 increase was primarily due to higher salary costs and related personnel costs due to additional resources added for Helix® development and engineering materials related to the development of Helix®.

Interest Income, net – Net interest income was $32,000 in the second quarter of fiscal 2013 compared with net interest income of $65,000 in the second quarter of fiscal 2012.  The decrease in interest income was the result of lower investment rates in the fiscal 2013 quarter compared to the fiscal 2012 quarter.

Foreign Currency – There was a net foreign currency loss of $304,000 in the second quarter of fiscal 2013 compared with a loss of $143,000 a year ago.  The $161,000 change was related to foreign currency changes, primarily related to losses in the Yen and the Real partially offset by gains in the Euro in the comparative quarters.

Income Taxes – The effective tax rate on continuing operations for the second quarter of fiscal 2013 was 257.3% compared to 29.7% in the second quarter of fiscal 2012. The effective rate in both fiscal quarters primarily reflects the effect of the mix of pre-tax profit and loss among the Company’s various operating entities and their countries’ respective tax rates.  Affecting the unusual effective tax rate in the fiscal 2013 quarter was the fact that the United States had a pre-tax loss at an effective tax rate of 37.9% that was substantially offset by  foreign pre-tax income at a lower effective tax rate of 14.9%.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Overview – For the first half of fiscal 2013, the Company reported income from continuing operations of $813,000 or $0.10 per diluted share, compared to income from continuing operations of $927,000 or $0.11 per diluted share, for the first half of fiscal 2012.  In fiscal 2012, the Company recorded a $1.0 million loss from discontinued operations, net of taxes, or $0.12 per diluted share, related to the settlement of a lawsuit filed in 2002 involving the Company’s discontinued forest products business.  On August 30, 2012, the Company sold substantially all of the assets of its Commercial Products Business Unit (“CBU”).  Accordingly, CBU results are reported as a discontinued operation. In the six months ended December 31, 2012 the Company reported income of $26,000, net of taxes related to CBU.  In the six months ended December 31, 2011, the Company reported a loss of $396,000, net of taxes, or $0.05 per diluted share related to CBU.  See Note 12, “Discontinued Operations”, for further information on discontinued operations related to the lawsuit and CBU.  The Company’s net income for the first half of fiscal 2013 was $839,000, or $0.10 per diluted share, compared to a net loss of $478,000 or $0.06 per diluted share for the first half of fiscal 2012.  Specific line item results are described below.

Sales – Net sales in the first six months of fiscal 2013 were $25.4 million, compared to $25.4 million for the six months ended December 31, 2011.  The following tables set forth comparison data for the Company’s net sales by geographic location.

Sales (by location)	Six Months		Six Months
(in millions)	Ended 12/31/12		Ended 12/31/11		Increase/(Decrease)
Americas	$10.3	40.6%	$10.4	41.0%	$(0.1)	(1.0)%
Europe	9.3	36.6%	8.8	34.6%	0.5	5.7%
Asia	5.8	22.8%	6.2	24.4%	(0.4)	(6.5)%
Totals	$25.4	100.0%	$25.4	100.0%	$-	0.0%

Sales in the Americas decreased $100,000, primarily from lower Value Added Services sales that were partially offset by an increase in sales of Automated Systems products.  European sales increased primarily from higher Automated Systems sales partially offset by lower Technology Component sales.  The weaker Euro in fiscal 2013 had the effect of decreasing European sales by approximately $780,000.  Sales in Asia decreased primarily due to lower Automated Systems products sales.

Bookings – Bookings represent new orders received from customers.  New order bookings for the six months ended December 31, 2012 were $24.8 million compared to $35.0 million for the same period one year ago.  It should be noted that historically, the Company’s level of new orders has varied from period to period and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.  The following tables set forth comparison data for the Company’s bookings by geographic location.

Bookings (by location)	Six Months		Six Months
(in millions)	Ended 12/31/12		Ended 12/31/11		Increase/(Decrease)
Americas	$6.7	27.0%	$17.8	50.9%	$(11.1)	(62.4)%
Europe	12.9	52.0%	11.3	32.3%	1.6	14.2%
Asia	5.2	21.0%	5.9	16.8%	(0.7)	(11.9)%
Totals	$24.8	100.0%	$35.0	100.0%	$(10.2)	(29.1)%

The decrease in bookings of $10.2 million for the six-month period of fiscal 2013 was primarily from lower Automated Systems orders in the Americas.  The decrease of $11.1 million in the Americas was the result of an especially high level of bookings in the second quarter of fiscal 2012 that was mainly due to orders for light truck projects that quarter.  European bookings increased $1.6 million primarily due to increased bookings of Automated Systems products and a favorable foreign currency revaluation effect that were partially offset by lower Technology Component bookings.   The decrease in Asia’s bookings of $700,000 was primarily for lower orders of Automated Systems products that were partially offset by higher bookings for Technology Component products.

Gross Profit – Gross profit was $10.8 million, or 42.5% of sales, in the first half of fiscal 2013, as compared to $10.4 million, or 40.8% of sales, in the first half of fiscal 2012.  The increase in gross margin was primarily the result of higher revenue related to final buy-off on completed projects where costs had been recorded in prior periods.  The effect of the weaker Euro in the first half of fiscal 2013 compared to 2012 decreased gross profit by approximately $430,000.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were $6.8 million in the first half of fiscal 2013 compared to $6.6 million in the same period one year ago.    The increase of approximately $172,000 was primarily due to additional personnel costs in China to support continued growth, and normal year-over-year increases that were partially offset by the effect of the lower Euro in the fiscal 2013 period compared to fiscal 2012 that decreased expenses by approximately $140,000.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $3.2 million for the six months ended December 31, 2012 compared to $2.6 million for the six-month period a year ago.  The $514,000 increase was primarily due to higher salary and personnel related costs and higher engineering materials related to Helix® developments.

Interest Income, net – Net interest income was $76,000 in the first half of fiscal 2013 compared with net interest income of $131,000 in the first half of fiscal 2012. The decrease was principally due to lower interest rates in the first half of fiscal 2013 compared to the first half of fiscal 2012.

Foreign Currency – There was a net foreign currency loss of $158,000 in the first half of fiscal 2013 compared with a loss of $285,000 a year ago and principally represents foreign currency changes related to the Euro, the Yen and the Real within the respective periods.

Income Taxes – The effective tax rate on income from continuing operations for the first six months of fiscal 2013 was 8.4% compared to 14.0% in the first half of fiscal 2012.  The effective tax rate in both fiscal periods primarily reflected the effect of the mix of pre-tax profit and loss among the Company’s various operating entities and their countries’ respective tax rates.  The effective tax rate in the United States was 40.1% on a pre-tax loss in the fiscal 2013 period compared to 29.1% on pre-tax income in the fiscal 2012 period.  The foreign subsidiaries combined effective tax rates were 20.9% and 9.5% on combined pre-tax income in the fiscal 2013 and 2012 periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents were $13.2 million at December 31, 2012, compared to $13.0 million at June 30, 2012.  The cash increase of $240,000 primarily represented cash provided from continuing operations of approximately $1.2 million, approximately $882,000 of cash received from net sales of short-term investments, $838,000 received from the sale of assets of the Commercial Products Business Unit, and $367,000 received from stock plans.  Offsetting cash received were $2.1 million used to pay the Company’s first ever dividend, $641,000 used for discontinued operations and $430,000 for capital expenditure purchases.

Of the $1.2 million in cash provided from continuing operations, $813,000 was generated from income from continuing operations, less   non-cash items totaling $257,000 and $601,000 was generated from net working capital changes.  The favorable net working capital change resulted primarily from a decrease in receivables of $2.5 million and an increase in accounts payable of $760,000, which were offset by an increase in inventories of $1.1 million and a $1.5 million change in other current assets and liabilities.  The $2.5 million decrease in receivables primarily reflects the lower sales level in the first half of fiscal 2013 compared to the second half of fiscal 2012. The increase in accounts payable represents normal fluctuations in the timing of payments.  The $1.1 million increase in inventories primarily represented the timing of shipments of finished goods and additional raw materials purchased to manufacture the new Helix® sensors.  The $1.5 million change in other current assets and liabilities related primarily to a reduction in deferred revenue for completed projects.

The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory.  A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review.  When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced.  During the six month period ended December 31, 2012, the Company’s reserve for obsolescence increased by $8,000, which resulted primarily from the effect of foreign currency rate changes.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The Company increased its allowance for doubtful accounts by a net $42,000 during the six month period ended December 31, 2012.

The Company had no debt outstanding at December 31, 2012 and June 30, 2012.  The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”), which expires on November 1, 2014.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth, as defined in the Credit Agreement.   Beginning August 30, 2012, the Credit Agreement requires a Tangible Net Worth of not less than $33.2 million.  The Company was in compliance with this financial covenant at December 31, 2012.  The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year.  The Credit Agreement allows the Company to declare and pay dividends of up to $2.8 million in fiscal 2013 and up to $1.8 million for each fiscal year thereafter provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.

At December 31, 2012, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $463,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases bearing an interest rate of 7.44%.  The facility allows up to 250,000 Euros to be used for providing bank guarantees bearing an interest rate of 2.0%.  The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.

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

For a discussion of certain contingencies relating to the Company's liquidity, financial position and results of operations, see Note 11 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q, Item 3, “Legal Proceedings” and Note 6 to the Consolidated Financial Statements, “Contingencies”, of the Company’s Annual Report on Form 10-K for fiscal year 2012.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies” of the Company’s Annual Report on Form 10-K for fiscal year 2012.

At December 31, 2012 the Company had short-term investments totaling $10.6 million and long-term investments valued at $2.2 million.  See Note 6 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, contained in this Quarterly Report on Form 10-Q, for further information on the Company’s investments and their current valuation.  The market for the long-term investments is currently illiquid.

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

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the Company's Annual Report on Form 10-K for fiscal year 2012.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 to the Consolidated Financial Statements, “New Accounting Pronouncements”.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.        CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2012 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.OTHER INFORMATION

ITEM 1A.       RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2012.

ITEM 6.EXHIBITS

10.44Written Description of the Fiscal 2013 Annual Incentive and Profit Sharing Plans is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 19, 2012.

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

101.SCH*            XBRL Taxonomy Extension Schema

101.CAL*            XBRL Taxonomy Extension Calculation Linkbase

101.LAB*            XBRL Taxonomy Extension Label Linkbase

101.PRE*            XBRL Taxonomy Extension Presentation Linkbase

*XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc.
(Registrant)

Date: February 13, 2013	By:	/S/ Harry T. Rittenour
Harry T. Rittenour
President and Chief Executive Officer

Date: February 13, 2013	By:	/S/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 13, 2013	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Vice President, Controller and Chief Accounting
Officer (Principal Accounting Officer)