Form 10-Q
period 2013-03-31
PERCEPTRON INC/MI
filed 2013-05-15
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013.

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

Large accelerated filer¨	Accelerated filer¨
Non-accelerated filer¨ (Do not check if a smaller reporting company)	Smaller reporting companyþ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ¨	Noþ

The number of shares outstanding of each of the issuer’s classes of common stock as of May 9, 2013, was:

Common Stock, $0.01 par value	8,565,347
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2013

+

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
(In Thousands, Except Per Share Amount)	2013	2012
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$12,602	$12,984
Short-term investments	12,204	11,227
Receivables:
Billed receivables, net of allowance for doubtful accounts	12,994	14,922
of $260 and $263, respectively
Unbilled receivables	443	550
Other receivables	294	510
Inventories, net of reserves of $1,271 and $1,200, respectively	7,382	5,396
Deferred taxes	2,456	2,456
Net assets of discontinued operations	-	1,365
Other current assets	1,326	1,063
Total current assets	49,701	50,473

Property and Equipment
Building and land	6,419	6,398
Machinery and equipment	13,450	12,819
Furniture and fixtures	1,137	1,014
	21,006	20,231
Less - Accumulated depreciation and amortization	(15,354)	(14,734)
Net property and equipment	5,652	5,497

Long-term Investments	2,192	2,192
Deferred Tax Asset	8,537	8,647

Total Assets	$66,082	$66,809

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,539	$1,519
Accrued liabilities and expenses	2,697	1,901
Accrued compensation	1,445	1,265
Net liabilities of discontinued operations	30	1,443
Income taxes payable	1,362	610
Deferred revenue	5,549	7,812
Total current liabilities	12,622	14,550

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 8,556 and 8,402, respectively	86	84
Accumulated other comprehensive loss	(423)	(893)
Additional paid-in capital	36,924	38,401
Retained earnings	16,873	14,667
Total shareholders' equity	53,460	52,259

Total Liabilities and Shareholders' Equity	$66,082	$66,809

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands, Except Per Share Amounts)	2013	2012	2013	2012

Net Sales	$14,765	$19,191	$40,142	$44,553
Cost of Sales	7,420	9,513	22,001	24,517
Gross Profit	7,345	9,678	18,141	20,036

Operating Expenses
Selling, general and administrative	3,413	3,252	10,232	9,899
Engineering, research and development	1,636	1,410	4,786	4,046
Total operating expenses	5,049	4,662	15,018	13,945

Operating Income	2,296	5,016	3,123	6,091

Other Income and (Expenses)
Interest income, net	50	57	126	188
Foreign currency loss	(249)	(243)	(407)	(528)
Other	-	-	5	157
Total other expense	(199)	(186)	(276)	(183)

Income from Continuing Operations Before Income Taxes	2,097	4,830	2,847	5,908

Income Tax Expense	(761)	(1,602)	(698)	(1,753)

Income from Continuing Operations	1,336	3,228	2,149	4,155

Discontinued Operations

Litigation Settlement from Forest Products Business Unit
net of $493 of taxes (Note 11)	-	-	-	(1,009)

Commercial Products Business Unit (net of $16 tax expense,
$237 of tax benefit, $29 of tax expense,
and $439 of tax benefit, respectively) (Note 11)	31	(463)	57	(859)
Total discontinued operations	31	(463)	57	(1,868)

Net Income	$1,367	$2,765	$2,206	$2,287

Basic Earnings (Loss) Per Common Share
Continuing operations	$0.16	$0.38	$0.25	$0.49
Discontinued operations	-	(0.05)	0.01	(0.22)
Net income	$0.16	$0.33	$0.26	$0.27

Diluted Earnings (Loss) Per Common Share
Continuing operations	$0.16	$0.38	$0.25	$0.48
Discontinued operations	-	(0.05)	0.01	(0.22)
Net income	$0.16	$0.33	$0.26	$0.26

Weighted Average Common Shares Outstanding
Basic	8,538	8,393	8,489	8,444
Dilutive effect of stock options	109	105	79	118
Diluted	8,647	8,498	8,568	8,562

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands)	2013	2012	2013	2012

Net Income	$1,367	$2,765	$2,206	$2,287
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(323)	466	470	(1,159)

Comprehensive Income	$1,044	$3,231	$2,676	$1,128

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Nine Months Ended
	March 31,
(In Thousands)	2013	2012

Cash Flows from Operating Activities
Net income	$2,206	$2,287
(Income) loss from discontinued operations	(57)	1,868
Adjustments to reconcile net income to net cash provided from
(used for) operating activities:
Depreciation and amortization	479	453
Stock compensation expense	148	221
Deferred income taxes	(1)	234
Disposal of assets and other	(19)	118
Allowance for doubtful accounts	(22)	141
Changes in assets and liabilities
Receivables, net	2,234	(4,482)
Inventories	(1,961)	(195)
Accounts payable	538	1,794
Other current assets and liabilities	(858)	(1,343)
Net cash provided from operating activities-continuing operations	2,687	1,096
Net cash used for operating activities-discontinued operations	(828)	(3,087)
Net cash provided from (used for) operating activities	1,859	(1,991)

Cash Flows from Financing Activities
Proceeds from stock plans	501	188
Repurchase of company stock	-	(1,349)
Payment of cash dividend	(2,124)	-
Net cash used for financing activities	(1,623)	(1,161)

Cash Flows from Investing Activities
Purchases of short-term investments	(11,650)	(19,611)
Sales of short-term investments	10,797	21,830
Capital expenditures	(626)	(372)
Proceeds from sale of Commercial Products Business Unit assets (Note 11)	838	-
Net cash provided from (used for) investing activities	(641)	1,847

Effect of Exchange Rate Changes on Cash and Cash Equivalents	23	(317)

Net Decrease in Cash and Cash Equivalents	(382)	(1,622)
Cash and Cash Equivalents, July 1	12,984	12,105
Cash and Cash Equivalents, March 31	$12,602	$10,483

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            Basis of Presentation

The accompanying Consolidated Financial Statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K.  Certain reclassifications have been made to the prior year’s financial statements to conform with the fiscal year 2013 presentation.  In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary, including restatements for discontinued operations (see also Note 11, “Discontinued Operations”), for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2.            New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of comprehensive income.  The new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements.  The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance was amended in December 2011 when the FASB issued guidance which indefinitely defers presentation of reclassification adjustments. The Company adopted this guidance beginning July 1, 2012.  Adoption of this new guidance resulted only in changes to the presentation of the Company’s financial statements.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. The new guidance will be effective for the Company beginning July 1, 2013. Other than requiring additional disclosures, the Company does not anticipate material impacts on its financial statements upon adoption.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning July 1, 2014. The Company does not anticipate material impacts on its financial statements upon adoption.

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

The following table presents the Company’s investments at March 31, 2013 and June 30, 2012 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).  The fair value of the Company’s investments approximates their cost basis.

Description	March 31, 2013	Level 1	Level 2	Level 3
Mutual funds	$56	$56	$-	$-
Fixed deposits and certificates of deposit	7,521	-	7,521	-
Variable rate demand notes	1,890	-	1,890	-
Repurchase agreements	2,737	-	2,737	-
Total	$12,204	$56	$12,148	$-

Description	June 30, 2012	Level 1	Level 2	Level 3
Mutual funds	$64	$64	$-	$-
Fixed deposits and certificates of deposit	6,603	-	6,603	-
Variable rate demand notes	2,560	-	2,560	-
Repurchase agreements	2,000	-	2,000	-
Total	$11,227	$64	$11,163	$-

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

5.            Inventory

Inventory is stated at the lower of cost or market.  The cost of inventory is determined by the first-in, first-out (“FIFO”) method.  The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  When the related inventory is disposed of, the obsolescence reserve is reduced.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,271,000 and $1,200,000 at March 31, 2013 and June 30, 2012, respectively, is comprised of the following (in thousands):

	March 31,	June 30,
Inventory	2013	2012
Component parts	$3,243	$2,373
Work in process	616	307
Finished goods	3,523	2,716
Total	$7,382	$5,396

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

At March 31, 2013, the Company had $12.2 million of short-term investments that primarily represented $7.5 million in time deposits or certificates of deposit, $1.9 million in variable rate demand notes and $2.7 million in repurchase agreements.

At March 31, 2013, the Company held long-term investments in preferred stock investments that are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company estimated that the fair market value of these investments at March 31, 2013 exceeded the $2.2 million recorded value, based on observable market activity and an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs, (i) the underlying structure of each security; (ii) the present value of the future principal and dividend payments discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of each security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.

7.            Credit Facilities

The Company had no debt outstanding at March 31, 2013 and June 30, 2012.

The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”), which expires on November 1, 2014.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth of not less than $33.2 million.  The Company was in compliance with this financial covenant at March 31, 2013.  The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year.  On May 6, 2013, the Company entered into a Fifth Amendment to the Credit Agreement.  The Fifth Amendment allowed the Company to declare and pay dividends totaling up to $3.7 million in fiscal 2013.  For each fiscal year thereafter, the Credit Agreement allows the Company to declare and pay dividends of up to $1.8 million provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.

At March 31, 2013, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $449,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases bearing an interest rate of 7.15%.  The facility allows up to 250,000 Euros to be used for providing bank guarantees bearing an interest rate of 2.0%.  The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.

8.            Stock-Based Compensation

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

The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $57,000 and $148,000 in the three and nine months ended March 31, 2013, respectively.  The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $76,000 and $221,000 in the three and nine months ended March 31, 2012, respectively.  As of March 31, 2013, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $470,000.  The Company expects to recognize this cost over a weighted average vesting period of 3.06 years.

The Company maintains a 2004 Stock Incentive Plan (“2004 Plan”), a 1992 Stock Option Plan (“1992 Plan”) and a  1998 Global Team Member Stock Option Plan (“1998 Plan”) covering substantially all company employees and certain other key persons and a Directors Stock Option Plan (“Directors Plan”) covering all non-employee directors.  The 2004 Plan replaced the 1992 and Directors Plans as to future grants.  No further grants are permitted to be made under the terms of the 1998 Plan.  Options previously granted under the 1992, Directors and 1998 Plans will continue to be maintained until all options are exercised, cancelled or expire.  The 2004, 1992 and Directors Plans are administered by a committee of the Board of Directors, the Management Development, Compensation and Stock Option Committee.  The 1998 Plan is administered by the President of the Company.

Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.  The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, except as otherwise specified in the 2004 Stock Incentive Plan.  As of March 31, 2013, the Company has only issued awards in the form of stock options.  Options outstanding under the 2004 Stock Incentive Plan generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant.  All options outstanding under the 1992, 1998 and Directors Plans are vested and expire ten years from the date of grant.  Option prices for options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.

The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.  The Company did not grant any stock options during the three months ended March 31, 2013 and 2012, respectively.

	Nine Months Ended	Nine Months Ended
	3/31/2013	3/31/2012
Weighted average estimated fair value per
share of options granted during the period	$2.27	$2.46
Assumptions:
Dividend yield	-	-
Common stock price volatility	44.86%	46.14%
Risk free rate of return	0.62%	0.91%
Expected option term (in years)	5	5

The Company received approximately $128,000 and $307,000, respectively, in cash from option exercises under all share-based payment arrangements for the three and nine months ended March 31, 2013.

9.            Earnings Per Share

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

Options to purchase 761,000 and 937,000 shares of common stock outstanding in the three months ended March 31, 2013 and 2012, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Options to purchase 980,000 and 902,000 shares of common stock outstanding in the nine months ended March 31, 2013 and 2012, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

10.            Commitments and Contingencies

On March 21, 2012, the Company received a letter from counsel for 3CEMS and Prime Foundation claiming that the Company breached its contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for the Company’s discontinued Commercial Products Business Unit (“CBU”) that 3CEMS allegedly purchased in advance of the receipt of orders from the Company based upon instructions they claim to have received from the Company.  The letter alleges $5.5 million in damages related to the alleged breach.  The Company intends to vigorously defend against the claims set forth in this letter.

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

11.            Discontinued Operations

On August 30, 2012, the Company sold substantially all of the assets of CBU for approximately $838,000 in cash. The purchaser also assumed certain liabilities and obligations of CBU.  The Company retained the CBU accounts receivable balance at August 30, 2012 of approximately $608,000.  The disposal of CBU resulted in an after-tax gain of approximately $124,000 in the first quarter of fiscal 2013.  In the third quarter of fiscal 2013, the Company recorded an after-tax gain of $31,000 related to settlement of certain liabilities.  In the fourth quarter of fiscal 2012, the Company recorded a $1.6 million charge, or $1.1 million net of taxes based on management’s estimates and assumptions of the pending sale and retained liabilities.

Accordingly, financial results of CBU have been reported as discontinued operations in the accompanying consolidated statements of income for all periods presented. Information regarding revenue and operating results of CBU included in discontinued operations is as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Net Sales	$-	$1,076	$595	$4,414
Operating Loss	$-	$(699)	$(148)	$(1,297)

The operating loss reported for CBU above does not include corporate costs previously allocated between the Company’s operating segments, which remain with the Company.

Information regarding CBU’s assets and liabilities included in the accompanying consolidated balance sheets is as follows (in thousands):

	March 31, 2013	June 30, 2012
Accounts receivable	$-	$779
Inventory	$-	$192
Fixed assets	$-	$308
Other assets	$-	$86
Accounts payable and accrued liabilities	$30	$1,443

In the first quarter of fiscal 2012, the Company recorded a $957,000 loss from discontinued operations, net of $493,000 in taxes, that related to a settlement of a lawsuit filed in November 2002 by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others.  The suit alleged that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products involving the Company’s discontinued Forest Product Business Unit.    The Company agreed to settle the suit for $2.0 million Canadian dollars (approximately $1.9 million using a September 30, 2011 exchange rate).  The Company also had accruals related to this matter of approximately $500,000.  The Company paid the litigation settlement in full for $2.0 million on October 28, 2011 and the Company incurred a foreign currency loss on the transaction of $52,000, net of $27,000 in taxes in the second quarter of fiscal 2012.

12.            Segment Information

In August 2012, the Company sold the CBU. As a result, the Company’s remaining business is substantially all in the global automotive market and its business segment is the automotive industry. Previous periods have been restated on the face of the financial statements to show CBU as a discontinued operation.

13.            Dividends

On September 27, 2012, the Company’s Board of Directors declared a special dividend as shown in the chart below.  On May 7, 2013, the Company’s Board of Directors declared the Company’s first annual regular dividend of $0.15 per share.  See also Note 14, “Subsequent Events”, for more information.

	Dividend
Declaration Date	Per Share	Record Date	Total Amount	Payment Date
			(in thousands)

September 27, 2012	$0.25	October 10, 2012	$2,124	November 1, 2012

14.            Subsequent Events

On May 6, 2013, the Company entered into a Fifth Amendment to Credit Agreement with Comerica Bank.  The Fifth Amendment allowed the Company to declare and pay dividends totaling up to $3.7 million in fiscal 2013.

On May 7, 2013 the Company’s Board of Directors declared the Company’s first annual regular dividend of $0.15 per share of Common Stock.  The annual dividend will be paid on June 27, 2013 to shareholders of record at the close of business on June 6, 2013.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

SAFE HARBOR STATEMENT

We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2013 and future new order bookings, revenue, expenses, income and backlog levels, future dividend payments, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and income from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2013 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10K for fiscal year 2012.  The Company’s Board of Directors may change the Company’s dividend policy and dividend amounts at any time, or discontinue the payment of dividends altogether, due to a number of factors, including covenants in the Company’s loan agreement requiring the approval of the Company’s bank prior to the payment of dividends, the Company’s levels of available capital, the Company’s future operating results, or the determination to use or reserve the Company’s cash resources for other purposes.  Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.  The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions.  These projections are subject to change based upon a wide variety of factors, a number of which are discussed above.  Certain of these new orders have been delayed in the past and could be delayed in the future.  Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line.  In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's Automated Systems products tend to be given later in the integration process. A significant portion of the Company’s projected revenues and net income depends upon the Company’s ability to successfully develop and introduce new products, expand into new geographic markets and successfully negotiate new sales or supply agreements with new customers.   Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. Dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollars and Euros.  Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries.  Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.

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

On August 30, 2012, the Company completed the sale of substantially all of the assets of its Commercial Products Business Unit (“CBU”).  The disposal of CBU resulted in an after-tax gain of approximately $124,000 in the first quarter of fiscal 2013.   In the third quarter of fiscal 2013, the Company recorded an after-tax gain of $31,000 related to the settlement of some liabilities. In the fourth quarter of fiscal 2012, the Company recorded a $1.6 million charge, or $1.1 million net of taxes based on management’s estimates and assumptions of the pending sale and retained liabilities.  CBU’s operating results for fiscal year 2013 through August 30, 2012 were a loss of $98,000, net of taxes and for the nine months ended March 31, 2012, were a loss of $859,000, net of taxes.  CBU is reported as a discontinued operation.    As a result, the Company’s remaining business, formerly referred to as the Industrial Business Unit (“IBU”), is substantially all in the global automotive market and its business segment is the automotive industry.

During the third quarter of fiscal 2013, the Company had income from continuing operations of $1.3 million compared to income of $3.2 million in the third quarter of fiscal 2012.  The $1.9 million reduction was primarily the result of lower sales of $4.4 million in the fiscal 2013 quarter compared to the same quarter of 2012.  The fiscal 2012 quarter represented the highest quarterly sales level for the Company’s continuing operations.  During the nine-month period ended March 31, 2013, the Company had income from continuing operations of $2.1 million compared to income from continuing operations of $4.2 million in the same period in fiscal 2012.  Sales on a year-to-date basis were down $4.4 million reflecting the record sales level in the third quarter of fiscal 2012.

Helix® is an innovative and versatile 3D metrology solution that enables manufacturers to perform their most challenging measurement tasks with greater ease and precision.  In January 2013 and May 2013, the Company released the second and third enhanced Helix® sensors, respectively and expects to release an enhanced version of the remaining two sensors by the end of fiscal 2013. The release of all five additional Helix® sensors will noticeably expand the types of applications the Company can perform using the Helix® technology.

Outlook – The Company has been seeing more European customers increasing or maintaining their investment levels than those that are decreasing investments, which have fueled the Company’s European sales. Conversely, North American customers that had several large tooling projects over the last couple of years have had lower investments in tooling projects this year as part of their normal investment cycle.  The automotive industry’s global forecast for growth in the number of new program launches is a positive environment for sales of the Company’s Automated Systems products.

The Company expects fiscal 2013 fourth quarter sales and operating income to be higher than the fourth quarter of fiscal 2012.  Overall, sales for fiscal 2013 are expected to be in the same range as sales in fiscal 2012. The Company is concentrating its efforts in fiscal 2013 on growing the Company’s business and the continued development and release of additional Helix® sensors.  Fiscal 2014 is expected to show a resumption of sales growth as the Company’s customers continue to launch new products and Helix® technology becomes a more significant component of the Company’s product portfolio.  The Company’s backlog was $29.8 million on March 31, 2013 and fourth quarter bookings are expected to be strong.

The Company’s financial base remains strong with no debt and approximately $24.8 million of cash, cash equivalents and short-term investments at March 31, 2013 to support the Company’s growth plans.  On November 1, 2012, the Company paid, for the first time, a special dividend of $0.25 per share totaling $2.1 million and on May 7, 2013, the Company’s Board of Directors declared the Company’s first annual regular dividend of $0.15 per share of Common Stock.  The annual dividend will be paid on June 27, 2013 to shareholders of record at the close of business on June 6, 2013.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Overview – For the third quarter of fiscal 2013, the Company reported income from continuing operations of $1.3 million or $0.16 per diluted share, compared to income from continuing operations of $3.2 million or $0.38 per diluted share, for the third quarter of fiscal 2012.  On August 30, 2012, the Company sold substantially all of the assets of its Commercial Products Business Unit (CBU).  Accordingly, CBU results are reported as a discontinued operation. For the third quarter of fiscal 2013, the Company reported income from discontinued operations of $31,000, net of taxes.  In the quarter ended March 31, 2012, the Company reported a loss from discontinued operations of $463,000, net of taxes, or $0.05 per diluted share.  See Note 11, “Discontinued Operations”, for further information on discontinued operations related to CBU.  The Company’s net income for the third quarter of fiscal 2013 was $1.4 million, or $0.16 per diluted share compared to net income of $2.8 million or $0.33 per diluted share for the third quarter of fiscal 2012.  Specific line item results are described below.

Sales – Net sales in the third quarter of fiscal 2013 were $14.8 million, compared to $19.2 million for the quarter ended March 31, 2012.  The following tables set forth comparison data for the Company’s net sales by geographic location.

Sales (by location)	Third Quarter		Third Quarter
(in millions)	2013		2012		Increase/(Decrease)
Americas	$5.5	37.2%	$9.5	49.5%	$(4.0)	(42.1)%
Europe	8.0	54.0%	5.9	30.7%	2.1	35.6%
Asia	1.3	8.8%	3.8	19.8%	(2.5)	(65.8)%
Totals	$14.8	100.0%	$19.2	100.0%	$(4.4)	(22.9)%

Sales in the Americas decreased $4.0 million in the third quarter of fiscal 2013 quarter compared to the same quarter a year ago.  The decrease was primarily due to lower sales of Automated Systems products.  Sales in Europe increased $2.1 million over sales in the third quarter a year ago.  The increase in sales in Europe was primarily due to increased sales of Automated Systems products that were partially offset by lower sales of Technology Components. The lower Euro currency rate in the fiscal 2013 quarter compared to the same quarter a year ago, resulted in an approximately $120,000 decrease in revenue.  The decrease in sales in Asia was primarily related to lower Automated Systems products sales in China.  Sales in the third quarter a year ago were at a record level for the Company’s continuing operations and resulted in the unfavorable comparison on a quarterly basis.

Bookings – Bookings represent new orders received from customers.  The Company had new order bookings during the quarter of $14.9 million compared to $17.5 million for the third quarter ended March 31, 2012.  It should be noted that the Company’s level of new orders fluctuates from quarter to quarter and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.  The following tables set forth comparison data for the Company’s bookings by geographic location.

Bookings (by location)	Third Quarter		Third Quarter
(in millions)	2013		2012		Increase/(Decrease)
Americas	$5.9	39.6%	$7.0	40.0%	$(1.1)	(15.7)%
Europe	4.4	29.5%	5.5	31.4%	(1.1)	(20.0)%
Asia	4.6	30.9%	5.0	28.6%	(0.4)	(8.0)%
Totals	$14.9	100.0%	$17.5	100.0%	$(2.6)	(14.9)%

Bookings decreased $2.6 million in the third quarter of fiscal 2013 compared to the same quarter a year ago.  The decrease of $1.1 million in the Americas was primarily the result of lower bookings of Automated Systems products that were partially offset by increases in Technology Components products and Value Added Services.  Bookings in Europe decreased $1.1 million over the same quarter a year ago, primarily due to a  decrease in Automated Systems products that was partially offset by an increase in Technology Components products.  The decrease in Asia primarily related to a decrease in Technology Components products.

Backlog – Backlog represents orders or bookings received by the Company that have not yet been filled.  The Company's backlog was $29.8 million as of March 31, 2013 compared with $31.8 million as of March 31, 2012.  It should be noted that the level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company.  Most of the backlog is subject to cancellation by the customer.  The Company expects to be able to fill substantially all of the orders in the backlog during the following twelve months.  The following tables set forth comparison data for the Company’s backlog by geographic location.

Backlog (by location)	Third Quarter		Third Quarter
(in millions)	2013		2012		Increase/(Decrease)
Americas	$9.0	30.2%	$12.4	39.0%	$(3.4)	(27.4)%
Europe	9.9	33.2%	10.9	34.3%	(1.0)	(9.2)%
Asia	10.9	36.6%	8.5	26.7%	2.4	28.2%
Totals	$29.8	100.0%	$31.8	100.0%	$(2.0)	(6.3)%

The decrease in the Company’s backlog of $2.0 million was primarily the result of lower orders of Automated Systems products in the Americas and Europe that was partially offset by higher orders for Automated Systems products in Asia.

Gross Profit – Gross profit was $7.3 million, or 49.7% of sales, in the third quarter of fiscal 2013, as compared to $9.7 million, or 50.4% of sales, in the third quarter of fiscal 2012.  The $2.4 million decrease in gross profit reflected the lower sales levels in the current quarter.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $3.4 million in the third quarter fiscal 2013 compared to $3.3 million in the third quarter a year ago.  The $161,000 increase in the current quarter was primarily the result of higher salary and related expenses in sales and marketing.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $1.6 million in the quarter ended March 31, 2013 compared to $1.4 million in the third quarter a year ago.  The $226,000 increase was primarily due to higher salary costs and related personnel costs due to additional resources added for Helix® development.

Interest Income, net – Net interest income was $50,000 in the third quarter of fiscal 2013 compared with net interest income of $57,000 in the third quarter of fiscal 2012.  The decrease in interest income was primarily the result of lower investment rates in the fiscal 2013 quarter compared to the fiscal 2012 quarter.

Foreign Currency – There was a net foreign currency loss of $249,000 in the third quarter of fiscal 2013 compared with a net foreign currency loss of $243,000 a year ago.  The loss in the current quarter primarily related to the weaker Japanese Yen.  The loss in the quarter a year ago primarily related to the weaker Japanese Yen and the recognition of the foreign currency translation effect of dissolving the Company’s Korean subsidiary.

Income Taxes – The effective tax rate on continuing operations for the third quarter of fiscal 2013 was 36.3% compared to 33.2% in the third quarter of fiscal 2012. The effective rate in both fiscal quarters primarily reflects the effect of the mix of pre-tax profit and loss among the Company’s various operating entities and their countries’ respective tax rates.

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

Overview – For the nine months ended March 31, 2013, the Company reported income from continuing operations of $2.1 million or $0.25 per diluted share, compared to income from continuing operations of $4.2 million or $0.48 per diluted share, for the nine months ended March 31, 2012.  In fiscal 2012, the Company recorded a $1.0 million loss from discontinued operations, net of taxes, or $0.12 per diluted share, related to the settlement of a lawsuit filed in 2002 involving the Company’s discontinued forest products business.  On August 30, 2012, the Company sold substantially all of the assets of its Commercial Products Business Unit (“CBU”).  Accordingly, CBU results are reported as a discontinued operation. In the nine months ended March 31, 2013 the Company reported income from discontinued operations of $57,000, net of taxes, or $0.01 per diluted share related to CBU.  In the nine months ended March 31, 2012, the Company reported a loss from discontinued operations of $859,000, net of taxes, or $0.10 per diluted share related to CBU.  See Note 11, “Discontinued Operations”, for further information on discontinued operations related to the lawsuit and CBU.  The Company’s net income for the nine months ended March 31, 2013 was $2.2 million or $0.26 per diluted share, compared to net income of $2.3 million or $0.26 per diluted share for the nine months of fiscal 2012.  Specific line item results are described below.

Sales – Net sales in the fiscal 2013 nine-month period were $40.1 million, compared to $44.6 million for the nine months ended March 31, 2012.  The following tables set forth comparison data for the Company’s net sales by geographic location.

Sales (by location)	Nine Months		Nine Months
(in millions)	Ended 3/31/13		Ended 3/31/12		Increase/(Decrease)
Americas	$15.8	39.4%	$19.9	44.6%	$(4.1)	(20.6)%
Europe	17.3	43.1%	14.7	33.0%	2.6	17.7%
Asia	7.0	17.5%	10.0	22.4%	(3.0)	(30.0)%
Totals	$40.1	100.0%	$44.6	100.0%	$(4.5)	(10.1)%

Sales in the Americas decreased $4.1 million, primarily from lower sales of Automated Systems products and to a lesser extent lower sales of Value Added Services and Technology Components products .  European sales increased primarily because of higher sales of Automated Systems products that were partially offset by lower Technology Component sales.  The weaker Euro in fiscal 2013 had the effect of decreasing European sales by approximately $900,000.  Sales in Asia decreased $3.0 million, primarily due to lower Automated Systems products sales in China and lower Technology Components sales in Singapore.

Bookings – Bookings represent new orders received from customers.  New order bookings for the nine months ended March 31, 2013 were $39.8 million compared to $52.5 million for the same period one year ago.  It should be noted that historically, the Company’s level of new orders has varied from period to period and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.  The following tables set forth comparison data for the Company’s bookings by geographic location.

Bookings (by location)	Nine Months		Nine Months
(in millions)	Ended 3/31/13		Ended 3/31/12		Increase/(Decrease)
Americas	$12.7	31.9%	$24.7	47.0%	$(12.0)	(48.6)%
Europe	17.3	43.5%	16.9	32.2%	0.4	2.4%
Asia	9.8	24.6%	10.9	20.8%	(1.1)	(10.1)%
Totals	$39.8	100.0%	$52.5	100.0%	$(12.7)	(24.2)%

The decrease in bookings of $12.7 million for the nine-month period of fiscal 2013 was primarily from lower Automated Systems orders in the Americas.  The decrease of $12.0 million in the Americas was the result of an especially high level of bookings in the second and third quarters of fiscal 2012 that were mainly due to orders for light truck projects.  European bookings increased $400,000 primarily due to a favorable foreign currency revaluation effect of $1.3 million that was partially offset by lower Technology Component bookings.   The $1.3 million foreign currency revaluation change reflects the fact that in the nine months ended March 31, 2012 the Company had a negative revaluation effect due to weakening foreign currency rates, versus a positive revaluation effect in the nine months ended March 31, 2013 due to strengthening foreign currency rates.  The decrease in Asia’s bookings of $1.1 million was primarily for lower orders of Automated Systems products.

Gross Profit – Gross profit was $18.1 million, or 45.2% of sales, in the fiscal 2013 nine-month period, as compared to $20.0 million, or 45% of sales, in the same period a year ago. The decrease of $1.9 million in gross profit was primarily due to lower sales levels in the current period.  The effect of the weaker Euro in the fiscal 2013 nine-month period also decreased gross profit by approximately $500,000 compared to the same period in 2012.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were $10.2 million in the fiscal 2013 nine-month period  compared to $9.9 million in the same period one year ago.    The increase of approximately $333,000 was primarily due to additional personnel costs in China to support continued growth and normal year-over-year increases primarily in salary and related costs that were partially offset by a lower reserve for bad debts.    The effect of the lower Euro in the fiscal 2013 period compared to fiscal 2012 also decreased expenses by approximately $150,000.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $4.8 million for the nine months ended March 31, 2013 compared to $4.0 million for the nine-month period a year ago.  The $740,000 increase was primarily due to higher salary and personnel related costs and higher engineering materials related to Helix® developments.

Interest Income, net – Net interest income was $126,000 in the fiscal 2013 nine-month period compared with net interest income of $188,000 in the nine months of fiscal 2012. The decrease was principally due to lower interest rates in the fiscal 2013 period compared to the same period a year ago.

Foreign Currency – There was a net foreign currency loss of $407,000 in the fiscal 2013 period compared with a loss of $528,000 a year ago.  The foreign currency loss in the current period principally represents foreign currency losses in the Japanese Yen and Brazilian Real that was partially offset by foreign currency gains in the Euro.  The foreign currency loss in the nine months ended March 31, 2012 primarily represented losses in the Euro and Japanese Yen and the recognition of the foreign currency translation effect of dissolving the Company’s Korean subsidiary.

Income Taxes – The effective tax rate on income from continuing operations for the nine months ended March 31, 2013 was 24.5% compared to 29.7% in the comparable period of fiscal 2012.  The effective tax rate in both fiscal periods primarily reflected the effect of the mix of pre-tax profit and loss among the Company’s various operating entities and their countries’ respective tax rates.  The effective tax rate in the United States was 32.6% on a pre-tax loss in the fiscal 2013 period compared to 38.7% on pre-tax income in the fiscal 2012 period.  The foreign subsidiaries combined effective tax rates were 26.8% and 20.8% on combined pre-tax income in the fiscal 2013 and 2012 periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents were $12.6 million at March 31, 2013, compared to $13.0 million at June 30, 2012.  Cash was generated from continuing operations of approximately $2.7 million, $838,000 was received from the sale of the assets of the Commercial Products Business Unit, and $501,000 was received from stock plans.  Offsetting cash received were $2.1 million used to pay the Company’s first ever dividend, $853,000 was used for net short-term investment purchases, $828,000 was used related to discontinued operations, and $626,000 was used for capital expenditure purchases.

Of the $2.7 million in cash provided from continuing operations, $2.1 million was generated from income from continuing operations, less the add back of non-cash items totaling $585,000.  Net working capital changes resulted primarily from a decrease in receivables of $2.2 million and an increase in accounts payable of $538,000, which were offset by an increase in inventories of $2.0 million and an $858,000 change in other current assets and liabilities.  The $2.2 million decrease in receivables primarily reflects the lower sales level in the fiscal 2013 nine-month period compared to the same period of fiscal 2012. The increase in accounts payable represents normal fluctuations in the timing of payments.  The $2.0 million increase in inventories primarily represented the timing of shipments of finished goods and additional raw materials purchased to manufacture the new Helix® sensors.  The $858,000 change in other current assets and liabilities related primarily to a reduction in deferred revenue for completed projects.

The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory.  A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review.  When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced.  During the nine-month period ended March 31, 2013, the Company increased its reserve for obsolescence by a net $71,000, which resulted from additional reserves of $73,000 less disposals and the effect of changes in foreign currency of $2,000.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The Company decreased its allowance for doubtful accounts by a net $3,000 during the nine-month period ended March 31, 2013.

The Company had no debt outstanding at March 31, 2013 and June 30, 2012.  The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”), which expires on November 1, 2014.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth of not less than $33.2 million.  The Company was in compliance with this financial covenant at March 31, 2013.  The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year.  On May 6, 2013, the Company entered into a Fifth Amendment to the Credit Agreement.  The Fifth Amendment allowed the Company to declare and pay dividends totaling up to $3.7 million in fiscal 2013. For each fiscal year thereafter, the Credit Agreement allows the Company to declare and pay dividends of up to $1.8 million provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.

At March 31, 2013, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $449,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases bearing an interest rate of 7.15%.  The facility allows up to 250,000 Euros to be used for providing bank guarantees bearing an interest rate of 2.0%.  The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.

On September 27, 2012, the Company announced that its Board of Directors declared a special dividend of twenty-five cents ($0.25) per share of Common Stock.  The special dividend was paid on November 1, 2012 to shareholders of record at the close of business on October 10, 2012.  On May 7, 2013 the Company’s Board of Directors declared the Company’s first annual regular dividend of $0.15 per share of Common Stock.  The annual dividend will be paid on June 27, 2013 to shareholders of record at the close of business on June 6, 2013.

For a discussion of certain contingencies relating to the Company's liquidity, financial position and results of operations, see Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q, Item 3, “Legal Proceedings” and Note 6 to the Consolidated Financial Statements, “Contingencies”, of the Company’s Annual Report on Form 10-K for fiscal year 2012.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies” of the Company’s Annual Report on Form 10-K for fiscal year 2012.

At March 31, 2013 the Company had short-term investments totaling $12.2 million and long-term investments valued at $2.2 million.  See Note 6 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, contained in this Quarterly Report on Form 10-Q, for further information on the Company’s investments and their current valuation.  The market for the long-term investments is currently illiquid.

The Company expects to spend approximately $1.0 million during fiscal year 2013 for capital equipment, although there is no binding commitment to do so.  Based on the Company’s current business plan, the Company believes that available cash on hand, short-term investments and existing credit facilities will be sufficient to fund anticipated fiscal year 2013 cash flow requirements, except to the extent that the Company implements business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.        CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.OTHER INFORMATION

ITEM 1A.       RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2012.

ITEM 6.EXHIBITS

4.13     Fifth Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 8, 2013.

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

Perceptron, Inc.
(Registrant)

Date: May 14, 2013	By:	/S/ Harry T. Rittenour
Harry T. Rittenour
President and Chief Executive Officer

Date: May 14, 2013	By:	/S/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2013	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Vice President, Controller and Chief Accounting
Officer (Principal Accounting Officer)