Form 10-K
period 2013-06-30
PERCEPTRON INC/MI
filed 2013-09-27
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 0-20206
PERCEPTRON, INC.
(Exact Name of Registrant as Specified in Its Charter)
Michigan	38-2381442
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
47827 Halyard Drive
Plymouth, Michigan 48170-2461
(Address of Principal Executive Offices)
(734) 414-6100
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
Rights to Purchase Preferred Stock	(NASDAQ Global Market)

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No☐

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

The aggregate market value of the voting stock held as of the registrant’s most recently completed second fiscal quarter by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2012, as reported by the NASDAQ Global Market, was approximately $47,200,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 20, 2013, was 8,832,608.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2013
Annual Meeting of Shareholders	Part III, Items 10-14

PART I

ITEM 1:BUSINESS

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

The Company’s products are categorized as follows:

Automated Systems products.  Sales of these products involve the development, manufacture, and installation of:

•	Laser-based, non-contact dimensional gauging systems used in automotive assembly plants and automotive component suppliers plants; and
•	Laser-based, non-contact systems that guide robots in a variety of automated assembly applications.

Technology Components products.  Perceptron develops, manufactures and markets laser-based sensors and software used:

•	As the critical sensing component on automotive assembly plant wheel-alignment machines,
•	As the critical component for 3-dimensional scanning on coordinate measurement machines (“CMM”) for the reverse engineering and inspection markets; and
•	As the critical component for 3-dimensional scanning on portable CMMs for the reverse engineering and inspection markets.

Value Added Services.  Perceptron also offers the following value added services:

•	Training
•	Field Service
•	Launch Support Services
•	Consulting Services
•	Maintenance Agreements
•	Repairs; and
•	Software Tools

On August 30, 2012, the Company sold substantially all of the assets of its Commercial Products Business Unit (“CBU”) for $838,000 in cash. The purchaser also assumed certain liabilities and obligations of CBU.  Perceptron retained the CBU accounts receivable balance at August 30, 2012 of approximately $608,000.  CBU financial information is shown as a discontinued operation in the financial statements included in this Form 10-K for fiscal year 2013 and prior year results are presented on a comparable basis.

The Company was incorporated in Michigan in 1981 and is headquartered at 47827 Halyard Drive, Plymouth, Michigan 48170-2461, (734) 414-6100.  The Company also has operations in Munich, Germany; Voisins le Bretonneux, France; Barcelona, Spain; Sao Paulo, Brazil; Tokyo, Japan; Shanghai, China; Singapore and Chennai, India.

Markets

The Company primarily services the automotive manufacturing market but the Company’s technology may also be applicable to a variety of other industrial markets. The Company has product offerings encompassing many manufacturing processes, including body construction, construction of closures, closure installation and fitting, glass installation, adhesive and sealer application and laser cutting.

Products and Applications

Automated Systems

All of the Automated Systems products are based on Perceptron’s flexible and powerful Vector software platform.  Automated Systems products in fiscal 2013, 2012, and 2011 represented 84%, 80% and 68% of total sales, respectively.

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

Helix®:  Is an innovative and versatile 3D metrology solution that enables manufacturers to perform their most challenging measurement tasks with greater ease and precision. Helix®  solutions offer Intelligent Illumination® allowing the user to choose the quantity, density and orientation of the sensor's laser lines on an individual inspection point level without moving the sensor. By customizing the sensor's laser lines through a simple user interface, image acquisition is optimized on a feature-by-feature basis. The user can configure tightly spaced laser lines for small, complex features, increase the number of laser lines to robustly measure challenging materials, and alter the orientation of the laser lines to accommodate the differences between multiple parts manufactured on the same assembly line.

Technology Components

Technology Components products in fiscal 2013, 2012, and 2011 represented 11%, 14% and 24% of total sales, respectively.

ScanWorks®:  The Company provides ScanWorks® products to a variety of markets through third party original equipment manufacturers and value-added resellers. These products target the digitizing, reverse engineering, and inspection markets.  ScanWorks® is a hardware/software component set that allows customers to add digitizing capabilities to their machines or systems. The use of the ScanWorks® software and the Contour Probe® sensor enables technicians to collect, display, manipulate and export large sets of “point cloud data” from optical tracking devices, portable CMMs or CMMs.  The majority of ScanWorks® sales occur outside of the automotive industry.

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

WheelWorks®:  WheelWorks® software and sensors offer a fast, accurate, non-contact method of measuring wheel position for use in automated or manual wheel alignment machines in automotive assembly plants.  The Company supplies sensors and software to multiple wheel alignment machine original equipment manufacturers in Europe, Asia and North America who sell to automotive manufacturers.

Multi-line Sensor:  The multi-line, laser triangulation sensor was designed for use in automotive assembly plant wheel alignment systems.  It offers a scalable and flexible solution that can handle multiple car models with different wheel sizes and tire profiles.

Value Added Services

Value Added Services:   Value Added Services sales in fiscal 2013, 2012, and 2011 represented 5%, 6% and 8% of total sales, respectively.  Value Added Services include training, field service, launch support services, consulting services, maintenance agreements, repairs, and software tools.

Sales and Marketing

The Company markets its products directly to end user customers, and through manufacturing line builders, system integrators, value-added resellers and original equipment manufacturers.

The Company’s Automated Systems sales efforts are led by account managers who develop a close consultative selling relationship with the Company’s customers.  The Company’s principal customers for its Automated Systems products (in-line dimensional gauging, automated assembly, in-line fit and finish measurements, and near-line contour surface scanning using TriCam® and Helix® technology) have historically been automotive manufacturing companies that the Company either sells to directly or through manufacturing line builders, system integrators or original equipment manufacturers.  The Company’s Automated Systems products are typically purchased for installation in connection with retooling programs undertaken by these companies.  Because sales are dependent on the timing of customers’ retooling programs, sales by customer vary significantly from year to year, as do the Company’s largest customers.  For the fiscal years 2013, 2012 and 2011, approximately 46%, 51% and 42%, respectively, of net sales were derived from the Company’s four largest automotive end user customers.  The Company also sells to manufacturing line builders, system integrators or original equipment manufacturers, who in turn sell to the Company’s automotive customers.  For the fiscal years 2013, 2012 and 2011, approximately 7%, 13% and 11%, respectively, of net sales were to manufacturing line builders, system integrators and original equipment manufacturers for the benefit of the same four largest IBU automotive end user customers in each respective year.  During the fiscal year ended June 30, 2013, direct sales to Volkswagen Group (includes Audi, SEAT and others) and General Motors accounted for approximately 24% and 13%, respectively, of the Company’s total net sales.  At June 30, 2013, accounts receivable from Volkswagen Group and General Motors totaled approximately $7.5 million and $1.2 million, respectively.

The Company provides its Technology Component products to selected system integrators, original equipment manufacturers and value-added resellers that integrate them into their own systems and products for sales to end user customers.  These products target the digitizing, reverse engineering and inspection markets.

On August 30, 2012 the Company sold substantially all of the assets of CBU to Inspectron Inc. (“Inspectron”).  As part of the sale, the Company and Inspectron entered into a Covenant Not to Compete dated August 30, 2012.  The Company agreed, among other matters, for a period of two years not to compete with Inspectron in any business in which the Commercial Products Business Unit was engaged in at the time of sale.

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

The Company purchases certain component parts and assemblies from single source suppliers.  With respect to most of its components, the Company believes that alternate suppliers are readily available.  Component supply shortages in certain industries, including the electronics industry, have occurred in the past and are possible in the future due to imbalances in supply and demand.  The Company uses global purchasing sources to minimize the risk of part shortages.  The Company has not experienced significant component supply shortages from single source suppliers in recent years. Significant delays or interruptions in the delivery of components, assemblies or products by suppliers, or difficulties or delays in shifting manufacturing capacity to new suppliers, could have a material adverse effect on the Company.

International Operations

Europe:  The Company’s European operations contributed approximately 43%, 32% and 45%, of the Company’s net sales during the fiscal years ended June 30, 2013, 2012, and 2011, respectively.  The Company’s wholly-owned subsidiary, Perceptron Europe B.V. (“Perceptron B.V.”), formed in The Netherlands, holds a 100% equity interest in Perceptron (Europe) GmbH (“Perceptron GmbH”).  Perceptron GmbH is located in Munich, Germany and is the operational headquarters for the European market.  Perceptron GmbH holds a 100% interest in Perceptron E.U.R.L. located in Voisins le Bretonneux, France and a 100% interest in Perceptron Iberica SL located in Barcelona, Spain.  At June 30, 2013, the Company employed 66 people in its European operations.

Asia:  The Company’s Asian operations contributed approximately 21%, 22% and15% of the Company’s net sales during the fiscal years ended June 30, 2013, 2012, and 2011, respectively. The Company operates direct sales, application and support offices in Tokyo, Japan; Shanghai, China; Singapore; and Chennai, India to service customers in Asia.  At June 30, 2013, the Company employed 37 people in its Asian operations.

South America:  The Company has a direct sales, application and support office in Sao Paulo, Brazil to service customers in South America. At June 30, 2013, the Company employed 5 people in its Brazilian operations.

The Company’s foreign operations are subject to certain risks typically encountered in such operations, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic and local policies of foreign governments, and the laws and policies of the U.S. and local governments affecting foreign trade and investment.  For information regarding net sales and identifiable assets of the Company’s foreign operations, see Note 10 of the Notes to the Consolidated Financial Statements, “Segment and Geographic Information”.

Competition

The Company believes that its products provide the best and most complete solutions for its customers in terms of system capabilities, levels of support, and competitive pricing for the value provided, which it believes are the principal competitive factors in its markets. The Company also believes it is further along in the development of its technology for certain of its products than any of its competition.

There are a number of companies that sell similar and/or alternative technologies and methods into the same markets and regions as the Company. The Company believes that there may be other entities, some of which may be larger and have greater resources than the Company, that could develop technology and products, which could prove to be competitive with those of the Company.   The Company also believes that certain existing or potential customers may be capable of internally developing their own technology.  In addition, certain automotive original equipment manufacturers have not yet adopted in-line dimensional metrology into their assembly process and use a combination of hand-held gauges and off-line sampling of parts to control process variation in place of Perceptron’s technology. The Company believes these original equipment manufacturers represent an opportunity for further penetration and growth in the automotive industry.  See Item 1A: “Risk Factors” titled “There are a number of companies offering competitive products in our markets, or developing products to compete with our products, which could result in a reduction in our revenues through lost sales or a reduction in prices”.

Backlog

As of June 30, 2013, the Company had a backlog of $30.4 million, compared to $30.2 million at June 30, 2012.  Most of the backlog is subject to cancellation by the customer with penalty provisions.  The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company.  The Company expects to be able to fill substantially all of the orders in its backlog by June 30, 2014.

Research and Development

In fiscal year 2013, research and development focused primarily on the Company’s innovative new Helix® 3D metrology solution.  Helix®  solutions offer Intelligent Illumination®, a patented breakthrough that allows users to control the sensor's calibrated light source.  By customizing the quantity, density, and orientation of the sensor's laser lines through a simple user interface, image acquisition is optimized on a feature-by-feature basis. The user can configure tightly spaced laser lines for small, complex features, increase the number of laser lines to robustly measure challenging materials, and alter the orientation of the laser lines to accommodate the differences between multiple parts manufactured on the same assembly line. That customization ability translates directly into better measurements, better information and better process control decisions. Helix® sensors offer an expansive measurement volume.  A large measurement volume provides customers with more measurement points using fewer sensors than existing solutions.  Helix® is expected, over time, to replace all of the Company’s current Automated Systems products beginning with AutoGauge®.

As of June 30, 2013, 39 persons employed by the Company were focused primarily on research, development and engineering.  For the fiscal years ended June 30, 2013, 2012 and 2011, the Company’s research, development and engineering expenses were $6.8 million, $5.6 million and $5.8 million, respectively.

Patents, Trade Secrets and Confidentiality Agreements

As of June 30, 2013, the Company owns 19 U.S. patents that have been granted to it, and has 8 U.S. patent applications pending, which relate to various products and processes manufactured, used, and/or sold by the Company.  The Company also owns 9 foreign patents that have been granted to it in Canada, Europe, China and Japan and has 10 patent applications pending in foreign locations.  The U.S. and foreign patents expire from 2016 through 2031.  In addition, the Company holds perpetual licenses to more than 25 other U.S. patents including rights to practice 6 U.S. patents for non-forest product related applications that were assigned to USNR in conjunction with the sale of the Forest Products business unit in 2002, and rights to practice 9 U.S. patents in the Company’s industrial business unit that were sold to Inspectron in conjunction with the sale of CBU in August 2012.  The expiration dates for these licensed patents range from 2013 to 2030.

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

Employees

As of June 30, 2013, the Company employed 235 persons, 232 of whom were employed on a full-time basis. None of the employees are covered by a collective bargaining agreement and the Company believes its relations with its employees to be good.

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

ITEM 1A:RISK FACTORS

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

New vehicle tooling programs are the most important selling opportunity for our automotive-related sales.  The number and timing of new vehicle tooling programs can be influenced by a number of economic factors.  Our customers only launch a limited number of new car programs in any given year because of the time and financial resources required.  From a macro perspective we continue to assess the global economy and its likely effect on our automotive customers and markets served.  We continue to view the automotive industry’s focus on introducing new vehicles more frequently to satisfy their customers’ changing requirements, as well as their continuing focus on improved quality, as positive indicators for new business.  However, because of periodic economic downturns experienced by our customers, our customers could determine to reduce their number of new car programs.  The automobile industry is a very cost competitive industry.  Pricing pressures could adversely affect the margins we realize on the sale of our products, and ultimately, our profitability.

Current levels of market volatility adversely impact the market price of our Common Stock.

The capital and credit markets are subject to volatility and disruption. During such a period, the volatility and disruption could reach unprecedented levels, which would exert downward pressures on stock prices, including the market price of our Common Stock.  Although there have been many widely reported government responses to disruptions, and reported possible easing of those responses, there can be no assurances that they will be effective in restoring stock prices in general or the market price of our Common Stock.  There can also be no assurances regarding what the impact of any easing of such government responses will have on stock prices in general or the market price of our Common Stock.

Our future success is dependent upon our ability to implement our long-term growth strategy.

We realize that we are vulnerable to fluctuations in the global automotive industry.  Our future success is dependent upon our ability to implement our long-term strategy to expand our customer base in our automotive markets and to expand into new markets.  Currently, we are focusing on our plans to achieve sales growth in automotive markets through expansion in automotive markets in Asia and the expansion of our business with current customers in North America, South America and Europe. We also continue to explore opportunities for expansion into non-automotive markets through our existing and new products.  However, there are a number of uncertainties involved in our long-term strategy over which we have no or limited control, including:

•The quality and cost of competitive products already in existence or developed in the future.

•The level of interest existing and potential new customers may have in our existing and new products and technologies.

•Our ability to resolve technical issues inherent in the development of new products and technologies.

•Our ability to identify and satisfy market needs.

•Our ability to identify satisfactory distribution networks.

•General product development and commercialization difficulties.

•Rapid or unexpected technological changes.

•General product demand and market acceptance risks.

•Our ability to successfully compete with alternative and similar technologies.

•Our ability to attract the appropriate personnel to effectively represent, install and service our products.

•The effect of economic conditions.

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

Our products contain features that are protected by patents, trademarks, trade secrets, copyrights, and contractual rights.  Despite these protections, there is still a chance that competitors may use these protected features in their products as a result of our inability to keep our trade secrets confidential, or in violation of our intellectual property rights or following a successful challenge to those rights.  The prosecution of infringement claims against third parties and the defense of legal actions challenging our intellectual property rights could be costly and require significant attention from management.  Because of the small size of our management team, this could result in the diversion of management’s attention from day to day operations.

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

We are aware of a number of companies in our markets selling products using similar or alternative technologies and methods.  We believe that there may be other companies, some of whom may be substantially larger and have substantially greater resources than us, which may be engaged in the development of technology and products for some of our markets that could prove to be competitive with ours.  We believe that the principal competitive factor in our markets is the total capability that a product offers.  In some markets, a competitive price for the level of functionality and reliability provided are the principal competitive factors.  While we believe that our products compete favorably, it is possible that these competitors could capture some of our sales opportunities or force us to reduce prices in order to complete the sale.

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

Although currently the Company is not actively pursuing an acquisition growth strategy, we will evaluate from time to time business opportunities that fit our strategic plans.  There can be no assurance that we will identify any opportunities that fit our strategic plans or will be able to enter into agreements with identified business opportunities on terms acceptable to us.

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

Our foreign operations are subject to risks customarily encountered in such foreign operations.  For instance, we may encounter fluctuations in foreign currency exchange rates, differences in the level of protection available for our intellectual property, the impact of differences in language and local business and social customs on our ability to market and sell our products in these markets, the inability to recruit qualified personnel in a specific country or region and difficulties in repatriating cash earned in other countries back to the United States.  In addition, we may be affected by U.S. laws and policies that impact foreign trade and investment.  Finally, we may be adversely affected by laws and policies imposed by foreign governments in the countries where we have business operations or sell our products.  These laws and policies vary from jurisdiction to jurisdiction.

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

The Company has a long-term investment that was exchanged for preferred stock of a reinsurance company.  This investment has not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.  The issuer of this security is not obligated to register the security.  There is no regular trading market for these securities.  As a result, we will have limited ability to liquidate the investment.  This lack of liquidity, as well as negative changes in the financial condition of the issuer of the security and credit rating, has adversely impacted the value of the security.  In the event that the financial condition of the issuer should continue to deteriorate, we may have to record additional impairment charges relating to the security, which would negatively impact our stockholders’ equity and net income.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

The trading price of our stock has been volatile.

The following factors may affect the market price of our Common Stock, which can vary widely over time:

•announcements of new products by us;

•announcements of new products by our competitors;

•variations in our operating results;

•market conditions in the electronic and sensing industry and/or automotive industry;

•market conditions and stock prices in general; and

•the volume of our Common Stock traded.

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

We may decide not to pay dividends on our common stock in the future.

Holders of our common stock are only entitled to receive such dividends when and if they are declared by our Board of Directors.  Although we paid a special cash dividend on our common stock on November 1, 2012, paid a regular annual dividend on June 27, 2013, and have announced an intention to pay regular annual dividends on our common stock in the future, we are not required to do so.  Our Board of Directors may change the Company’s dividend policy and dividend amounts at any time, or discontinue the payment of dividends altogether, due to a number of factors, including covenants in the Company’s loan agreement requiring the approval of the Company’s bank prior to the payment of dividends above stated levels, the Company’s levels of available capital, the Company’s future operating results, or the determination to use or reserve the Company’s cash resources for other purposes.  This could adversely affect the market price of our common stock.

We may be restricted under our loan agreement from paying higher dividends.

The Company’s bank agreed to amend the Amended and Restated Credit Agreement to allow the Company to declare and pay dividends of up to $3.7 million in fiscal 2013 and up to $1.8 million for each fiscal year thereafter provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.  In the event the Board of Directors decided to declare a cash dividend in the future in excess of these levels, we would have to seek a waiver from the covenant in our bank agreement.  Our bank may not be willing to waive the restriction.

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

Under our articles of incorporation, as permitted under the Michigan Business Corporation Act, members of our Board of Directors are not liable for monetary damages for any negligent or grossly negligent action that the director takes, or for any negligent or grossly negligent failure of a director to take any action.  However, a director will remain liable for:

•intentionally inflicting harm on Perceptron or its shareholders;

•distributions that the director makes in violation of the Michigan Business Corporation Act; and

•intentional criminal acts that the director commits.

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

Current SEC rules would require our independent registered public accounting firm auditing our financial statements to provide an attestation report on our internal control over financial reporting in our annual reports if the market value of the Company’s common stock held by non-affiliates exceeds $75 million as of the end of the Company’s second fiscal quarter in any given fiscal year.

For the fiscal years 2009 through 2013, the Company was not required to have an attestation report from our independent registered public accounting firm on our internal controls.  However, the Company’s common stock held by non-affiliates exceeded $75 million at September 20, 2013.  Accordingly, we expect we will have to comply with these requirements beginning in fiscal year 2014 and thereafter.  We may have to expend significant resources in future fiscal years in connection with ongoing compliance with these requirements, which could adversely affect our profitability.

If management is not able to provide a positive report on our internal control over financial reporting, and our independent registered public accounting firm is not able to provide an unqualified opinion regarding our internal control over financial reporting, shareholders and others may lose confidence in our financial statements, which could cause our stock price to drop.

Because of our relatively small size, we are unable to have financial personnel in positions that are devoted solely to internal controls over financial reporting.  However, management has had a continuous program in effect to evaluate and test internal controls through the utilization of outside, independent accountants.

In fiscal 2008 through fiscal 2013, management provided positive reports on our internal control over financial reporting and we received in fiscal 2008 an unqualified opinion from our independent registered public accounting firm regarding our internal control over financial reporting.  In fiscal 2009 through fiscal 2013, our auditors were not required to give an opinion on our internal control over financial reporting, but under current SEC rules, will be required to do so if the market value of the Company’s common stock held by non-affiliates exceeds $75 million as of the Company’s second fiscal quarter in any given fiscal year. The Company’s Common Stock held by non-affiliates exceeded $75 million at September 20, 2013.  Accordingly, we may have to comply with these requirements beginning in fiscal year 2014 and thereafter.  There can be no positive assurance that, in the future, management will provide a positive report on our internal control over financial reporting or that if required under SEC rules in the future, we will receive an unqualified opinion from our independent registered public accounting firm regarding our internal control over financial reporting.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.  This could cause our stock price to drop.

If the subcontractors we rely on for component parts or products delay deliveries or fail to deliver parts or products meeting our requirements, we may not be able to deliver products to our customers in a timely fashion and our revenues and profits could be reduced.

We rely on subcontractors for certain components of our products, including outside subcontracting assembly houses to produce the circuit boards that we use in our products.  As a result, we have limited control over the quality and the delivery schedules of components or products purchased from third parties.  In addition, we purchase a number of component parts from single source suppliers.  If our supplies of component parts or products meeting our requirements are significantly delayed or interrupted, we may not be able to deliver products to our customers in a timely fashion.  This could result in a reduction in revenues and profits for these periods.  The termination of or material change in the purchase terms of any single source supplier could have a similar impact on us.  It is also possible, if our delay in delivering products to our customer is too long, the customer could cancel its order, resulting in a permanent loss of revenue and profit from that sale.  Although we have not experienced significant supply shortages from single source suppliers in recent years, from time to time, we have experienced significant delays in the receipt of certain components, including components for our ScanWorks® systems.

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

ITEM 1B:UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:PROPERTIES

Perceptron’s principal domestic facilities consist of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company.  In addition, the Company leases a 1,576 square meter facility in Munich, Germany and leases office space in Voisins le Bretonneux, France; Sao Paulo, Brazil; Tokyo, Japan; Singapore; Shanghai, China; and Chennai, India.  The Company believes that its current facilities are sufficient to accommodate its requirements through fiscal 2014.

ITEM 3:LEGAL PROCEEDINGS

The Company is a party to a suit filed by 3CEMS, a Cayman Islands and People’s Republic of China corporation, on or about July 19, 2013 in the U.S. District Court for the Eastern District of Michigan.  The suit alleges that the Company breached its contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for the Company’s discontinued Commercial Products Business Unit.  3CEMS alleges that it purchased the component parts in advance of the receipt of orders from the Company based upon instructions they claim to have received from the Company.  The suit alleges damages of not less than $4.5 million.  The Company intends to vigorously defend against 3CEMS’ claims.

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

ITEM 4:MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Perceptron’s Common Stock is traded on The NASDAQ Stock Market’s Global Market under the symbol “PRCP”.  The following table shows the reported high and low sales prices of Perceptron’s Common Stock for fiscal 2013 and 2012:

	Prices
Fiscal 2013	Low	High
Quarter through September 30, 2012	$4.98	$6.26
Quarter through December 31, 2012	$4.91	$6.31
Quarter through March 31, 2013	$5.68	$9.30
Quarter through June 30, 2013	$6.60	$8.05

Fiscal 2012
Quarter through September 30, 2011	$5.24	$7.16
Quarter through December 31, 2011	$4.63	$5.96
Quarter through March 31, 2012	$4.26	$6.59
Quarter through June 30, 2012	$4.86	$6.30

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

On May 7, 2013, the Board of Directors declared an annual dividend of fifteen cents ($0.15) per share of Common Stock.  The annual dividend was paid on June 27, 2013 to shareholders of record at the close of business on June 6, 2013.

The Company’s Amended and Restated Credit Agreement allowed the Company to declare and pay dividends of up to $3.7 million in fiscal 2013 and up to $1.8 million for each fiscal year thereafter, provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.  The Company may change the dividend policy and dividend amounts at any time, or discontinue the payment of dividends altogether.  See “Item 1A – Risk Factors – We may decide not to pay dividends on our common stock in the future” and “We may be restricted under our loan agreement from paying higher dividends.”

The approximate number of shareholders of record on September 20, 2013, was 168.

The information pertaining to the securities the Company has authorized for issuance under equity plans is hereby incorporated by reference to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information”.  For more information about the Company’s equity compensation plans, see Note 8 of the Notes to the Consolidated Financial Statements, “Stock Based Compensation”, included in Item 8 of this report.

ITEM 6:SELECTED FINANCIAL DATA

The selected statement of operations and balance sheet data presented below are derived from the Company’s consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

	Fiscal Years Ended
	June 30,
Statement of Operations Date:	2013	2012	2011	2010	2009

Net sales	$60,886	$57,379	$50,847	$40,199	$38,287

Gross profit	28,120	24,170	22,622	16,126	12,788

Operating income (loss)	6,866	5,596	3,386	(2,118)	(9,503)

Income (loss) from continuing operations
before income taxes	7,531	5,375	4,103	(1,676)	(10,218)

Income (loss) from continuing operations	6,130	2,827	2,650	70	(6,595)
Discontinued operations	80	(3,160)	(824)	(875)	3,070
Net income (loss)	6,210	(333)	1,826	(805)	(3,525)

Earning (loss) per basic share:
Continuing operations	$0.72	$0.34	$0.30	$0.01	$(0.74)
Discontinued operations	0.01	(0.38)	(0.09)	(0.10)	0.34
Net Income (loss)	$0.73	$(0.04)	$0.21	$(0.09)	$(0.40)

Earning (loss) per diluted share:
Continuing operations	$0.71	$0.34	$0.29	$0.01	$(0.74)
Discontinued operations	0.01	(0.38)	(0.09)	(0.10)	0.34
Net Income (loss)	$0.72	$(0.04)	$0.20	$(0.09)	$(0.40)

Weighted average common shares outstanding:
Basic	8,512	8,433	8,879	8,923	8,860
Diluted	8,588	8,433	9,050	8,923	8,860

	As of June 30,
Balance Sheet Data	2013	2012	2011	2010	2009

Working capital	$41,294	$35,923	$40,349	$36,854	$40,432

Total assets	74,145	66,809	69,991	64,653	65,359

Shareholders' equity	56,895	52,259	55,480	53,476	55,700

Special dividend declared per common share	$0.25	$-	$-	$-	$-
Annual dividend declared per common share	0.15	-	-	-	-
Total dividends declared per common share	$0.40	$-	$-	$-	$-

ITEM 7:MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2014 and future new order bookings, revenue, expenses, net income and backlog levels, future dividend payments, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products, the rate of adoption of our Helix®   technology, and our ability to fund our fiscal year 2014 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” in this report.  The Company’s Board of Directors may change the Company’s dividend policy and dividend amounts at any time, or discontinue the payment of dividends altogether, due to a number of factors, including covenants in the Company’s loan agreement requiring the approval of the Company’s bank prior to the payment of dividends, the Company’s levels of available capital, the Company’s future operating results, or the determination to use or reserve the Company’s cash resources for other purposes.  Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.  The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions.  These projections are subject to change based upon a wide variety of factors, a number of which are discussed above.  Certain of these new orders have been delayed in the past and could be delayed in the future.  Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line.  In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process.  A significant portion of the Company’s projected revenues and net income may depend upon the Company’s ability to successfully develop and introduce new products, expand into new geographic markets or continue sales with its’ customers and its’ newer customers.  Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. dollars and Euros, Yen and Real.  Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries.  Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.

Overview

Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact measurement and inspection solutions for industrial applications.  The Company’s primary operations are in North America, Europe and Asia.  While the Company has one operating segment, its non-contact measurement solutions are divided into Automated Systems and Technology Components.  Automated Systems products consist of a number of complete metrology solutions for industrial process control – AutoGauge®, AutoGauge® Plus, AutoFit®, AutoScan®, and AutoGuide® that utilize both our TriCam® and Helix®  technologies.  These products are primarily used by the Company’s customers to improve product quality, shorten product launch cycles, reduce overall manufacturing costs, and manage complex manufacturing processes.  Technology Components products include ScanWorks®, ScanWorks®xyz, WheelWorks® and Multi-line Sensor products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment markets.  Additionally, the Company provides a number of Value Added Services that are primarily related to the Automated Systems line of products.  The largest market served by the Company is the automotive market.

New vehicle tooling programs represent the most important selling opportunity for the Company’s automotive-related sales.  The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans.  The existing installed base of Automated Systems products also provides a continuous revenue stream in the form of system additions, upgrades, modifications, and Value Added Services such as customer training and support.  Opportunities for Technology Component products include growth from WheelWorks® original equipment manufacturing customers. The multi-line WheelWorks® sensor provides a scalable and flexible solution for original equipment manufacturers of production wheel alignment systems.  Furthermore, the ScanWorks®xyz product opens up a new market opportunity by allowing customers to add scanning capability to their existing coordinate measuring machines.

During fiscal year 2013, the Company released and began selling enhanced versions of its Helix® sensors that enables the technology to be deployed in a broader range of system applications.  The Helix® product is an innovative and versatile 3D metrology solution that enables manufacturers to perform their most challenging measurement tasks with greater ease and precision.  Sales of Helix® were modest in fiscal year 2013, but began to ramp up in the second half of the year.  The first of the five models of Helix® sensors was released in the second quarter of fiscal 2013 and was followed by the release of the remaining four models between February and July 2013. The Company has continued research and develop plans for the Helix® technology for use in additional applications.

Fiscal year 2013 was a year of record sales for the Company’s continuing operations with sales reaching $60.9 million.  The Company also had its second highest year of bookings for its continuing operations with $61.1 million for fiscal year 2013.  Backlog for the Company’s continuing operations, at June 30, 2013, was $30.4 million and was a record year-end backlog level, increasing $200,000 over the previous record year-end backlog at June 30, 2012.

On August 30, 2012, the Company completed the sale of substantially all of the assets of its Commercial Products Business Unit (“CBU”).    CBU’s financial results are reported as a discontinued operation and prior year results are presented on a consistent basis.   During fiscal 2013, the Company reported $80,000 of income, net of taxes, related to CBU operations and the sale of CBU assets.  See Note 11 of the Notes to the Consolidated Financial Statements, “Discontinued Operations” for further information regarding the sale of the CBU assets.

Outlook – The Company’s business grew stronger during fiscal 2013 and enters fiscal 2014 with a backlog of $30.4 million.  Changes and improvements have been made to Helix®  based on customer feedback and the Company expects to continue the commercialization of Helix® in fiscal year 2014 via sales of the enhanced versions of its hardware and software.   Enhancements to the Helix® platform will continue over the next several quarters to increase the number of Automated Systems applications that Helix® can perform.  The Company expects the ramp up of Helix®  to continue over the next few years.  The Company also intends to continue its expansion efforts in Asia during fiscal 2013 with, not only joint venture original equipment manufacturers in China, but also indigenous original equipment manufacturers.  The Company expects profitable growth in fiscal year 2014.

The Company’s financial base remains strong with no debt and approximately $26.7 million of cash, cash equivalents and short-term investments at June 30, 2013 available to support its growth plans.

Results of Operations

Fiscal Year Ended June 30, 2013, Compared to Fiscal Year Ended June 30, 2012

Overview – The Company reported net income of $6.2 million, or $0.72 per diluted share, for the fiscal year ended June 30, 2013 compared with a net loss of $333,000, or $0.04 per diluted share, for the fiscal year ended June 30, 2012.  Income from continuing operations was $6.1 million, or $0.71 per diluted share, in the current fiscal year compared with $2.8 million, or $0.34 per diluted share, for the prior fiscal year.  Specific line item results are described below.

Sales – Net sales of $60.9 million for fiscal 2013 increased $3.5 million, or 6.1%, compared with the same period a year ago and represented a record sales level for the Company’s continuing operations.  The following tables set forth comparison data for the Company’s net sales by geographic location.

Sales (by location)
(in millions)	2013		2012		Increase/(Decrease)
Americas	$22.2	36.4%	$26.3	45.8%	$(4.1)	(15.6)%
Europe	26.1	42.9%	18.4	32.1%	7.7	41.8%
Asia	12.6	20.7%	12.7	22.1%	(0.1)	(0.8)%
Totals	$60.9	100.0%	$57.4	100.0%	$3.5	6.1%

The sales increase of $3.5 million was due to higher sales of Automated Systems products, primarily from higher sales for upgrades of systems in fiscal 2013.  The increase was partially offset by a decline in sales of Technology Component products that primarily resulted from a customer’s decision to use a lower performance, internally developed product in place of one of the Company’s products.    This customer continues to purchase the Company’s product when it requires a higher performance capability.  On a geographic basis, Europe’s sales increased $7.7 million over the prior year.  The European sales increase was primarily from higher Automated Systems sales.  The effect of the lower euro exchange rate in fiscal 2013 compared to fiscal 2012 reduced fiscal 2013 revenue by approximately $650,000.  Partially offsetting the increase in sales in Europe was a decrease of $4.1 million in sales in the Americas. The Americas sales decrease was primarily from lower sales of Automated Systems and to a lesser extent Value Added Services.  The Company experienced more European customers increasing or maintaining their capital expenditures for in-line dimensional gauging in fiscal year 2013 than those that decreased their capital expenditures, which fueled the Company’s European sales.  Conversely customers in the Americas invested in several large tooling projects over the last couple of years and lowered their investments in tooling projects in fiscal year 2013 as part of their normal investment cycle.  Sales in Asia were essentially flat on a comparison basis and represented lower sales of Technology Components that were almost offset by increased sales of Automated Systems products.

Bookings – Bookings represent new orders received from customers.  During fiscal 2013 the Company had its second highest year of bookings from its continuing operations with $61.1 million.  This compares with $63.7 million in fiscal 2012, the highest year of bookings from continuing operations in the Company’s history.  It should be noted that the Company’s level of new orders fluctuates from period to period and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.  The following table sets forth comparison data for the Company’s bookings by geographic location.

Bookings (by location)
(in millions)	2013		2012		Increase/(Decrease)
Americas	$18.2	29.8%	$30.8	48.4%	$(12.6)	(40.9)%
Europe	29.3	47.9%	19.7	30.9%	9.6	48.7%
Asia	13.6	22.3%	13.2	20.7%	0.4	3.0%
Totals	$61.1	100.0%	$63.7	100.0%	$(2.6)	(4.1)%

The $2.6 million bookings decrease from fiscal 2012 was primarily due to lower orders for Automated Systems products and to a lesser extent lower orders for Technology Component products.  On a geographic basis, increased orders for Automated Systems in Europe and Asia were offset by lower orders for Automated Systems products in the Americas.  The decrease of $12.6 million in the Americas was the result of an especially high level of bookings in fiscal 2012 that were mainly due to several orders for light truck projects.

Backlog – Backlog represents orders or bookings received by the Company that have not yet been filled.  The Company's backlog was $30.4 million at June 30, 2013 compared with $30.2 million at June 30, 2012.  The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company.  Most of the backlog is subject to cancellation by the customer.  The Company generally expects to be able to fill substantially all of the orders in backlog during the following twelve months.  The following table sets forth comparison data for the Company’s backlog by geographic location.

Backlog (by location)
(in millions)	2013		2012		Increase/(Decrease)
Americas	$8.2	27.0%	$12.2	40.4%	$(4.0)	(32.8)%
Europe	13.1	43.1%	9.9	32.8%	3.2	32.3%
Asia	9.1	29.9%	8.1	26.8%	1.0	12.3%
Totals	$30.4	100.0%	$30.2	100.0%	$0.2	0.7%

The $30.4 million backlog at June 30, 2013 represents a record year ending backlog for the Company which follows a previous record year ending backlog at June 30, 2012 of $30.2 million.  Increased backlog for Technology Components and Value Added Services was almost offset by a lower backlog for Automated Systems Products.  Europe’s backlog and bookings increased approximately $500,000 due to the revaluation effect of the higher Euro at June 30, 2013 than at June 30, 2012.

Gross Profit – Gross profit was $28.1 million, or 46.1% of sales, in the fiscal year ended June 30, 2013, as compared to $24.2 million, or 42.1% of sales, in the fiscal year ended June 30, 2012.  The $4.0 million gross profit increase primarily reflected the higher sales levels in fiscal 2013 compared to fiscal 2012.  The increase in the gross profit percentage in fiscal 2013 compared to fiscal 2012 was primarily due to better margins on Automated Systems products.  Partially offsetting the higher gross profit in fiscal 2013 was higher profit sharing expense of $586,000.  The weaker average foreign exchange rate of the Euro for the full year, compared to fiscal year 2012, also decreased gross profit for fiscal year 2013 by approximately $300,000.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses of $14.5 million in fiscal 2013 were approximately $1.5 million higher than SG&A costs in fiscal 2012.  The increase in costs was primarily due to higher profit sharing expense in fiscal 2013 of $840,000.  Also contributing to the increase in costs in fiscal 2013 was the effect of salary increases, and higher international general and administrative costs to support continued growth.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $6.8 million in fiscal 2013, compared with $5.6 million in fiscal 2012.  The $1.2 million increase in costs was primarily due to $584,000 in higher salary and salary related costs from year over year merit increases and additional staff for engineering research and development related to Helix® and $400,000 for increased profit sharing expense in fiscal 2013 compared to fiscal 2012.

Interest Income, net – Net interest income was $173,000 in fiscal 2013, compared with $245,000 in fiscal 2012.  The decrease in interest income for fiscal year 2013 compared to fiscal 2012 was principally due to lower interest rates on invested cash in 2013.

Foreign Currency Gain (Loss) – There was a net foreign currency loss of $647,000 in fiscal 2013 compared with a loss of $629,000 in fiscal 2012.  The loss in fiscal 2013 primarily related to the Yen and the Real that were partially offset by a foreign currency gain in the Euro.   The loss in fiscal 2012 related primarily to the Euro and, to a lesser extent, the Indian Rupee and Brazilian Real.  Foreign currency effects are primarily due to the difference in foreign exchange rates between the time the Company’s foreign subsidiaries receive material or services denominated in U.S. dollars and when funds are converted to U.S. dollars to pay for the material or services received.

Gain on Redemption of Investment – In June 2013, a long-term investment was redeemed, at par, for $2.6 million.  The Company recorded an impairment charge on the carrying value of this investment in fiscal 2009 of $1.1 million, establishing a new cost basis of $1.5 million.  As a result of the redemption at par, the Company recorded a gain of $1.1 million in fiscal 2013.

Income Tax Expense – The effective income tax rate in fiscal 2013 was 18.6% and was favorably impacted by the reversal of $468,000 in the Company’s valuation allowance related to the long-term investment redemption and improved operations in a foreign subsidiary.  The effective income tax rate in fiscal 2012 was 47.4% and was negatively impacted by a $1.2 million tax expense for the establishment of a valuation allowance on the Company’s deferred tax assets that was based on the determination that it was unlikely that the Company would be able to fully utilize the tax benefit in the next few years.  The effective tax rates for fiscal 2013 and 2012, excluding the valuation allowance, were 24.8% and 24.9%, respectively.  See Note 9 of the Notes to the Consolidated Financial Statements, “Income Taxes”.

Discontinued Operations

On August 30, 2012, the Company completed the sale of substantially all of the assets of its Commercial Products Business Unit (“CBU”).    CBU’s financial results are reported as a discontinued operation and results for all periods are presented on a consistent basis.   During fiscal 2013, the Company reported $80,000 of income, net of taxes, related to CBU operations and the sale of CBU assets.

In fiscal year 2012, the Company made the decision to sell CBU and recorded a loss of $1.1 million, net of tax, related to the operations of CBU and a loss from the write-down of CBU assets held for sale of $1.1 million, net of tax, for a total loss of $2.2 million, net of tax.

In fiscal year 2012, the Company recorded a loss of $1.0 million, net of tax, from discontinued operations that primarily related to the settlement of a lawsuit filed in 2002 involving the Company’s discontinued Forest Product Business Unit.  The Company also had previously accrued approximately $500,000 related to this matter.  On October 28, 2011, the Company paid the litigation settlement in full for $2.0 million.

See Note 11 of the Notes to the Consolidated Financial Statements, “Discontinued Operations”.

Results of Operations

Fiscal Year Ended June 30, 2012, Compared to Fiscal Year Ended June 30, 2011

Overview – In the fourth quarter of fiscal 2012 the Company made the decision to sell its Commercial Products Business Unit (“CBU”).  Fiscal years 2012 and 2011 financial results report CBU financial information in discontinued operations.  The financial results from continuing operations in both years reflect the results of the Industrial Business Unit (IBU). The Company reported a net loss of $333,000, or $0.04 per diluted share, for the fiscal year ended June 30, 2012 compared with net income of $1.8 million, or $0.20 per diluted share, for the fiscal year ended June 30, 2011.  Income from continuing operations was $2.8 million, or $0.34 per diluted share, in fiscal 2012 compared with $2.7 million, or $0.29 per diluted share, for fiscal 2011.  Specific line item results are described below.

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

Backlog – Backlog represents orders or bookings received by the Company that have not yet been filled.  The Company's backlog was $30.2 million at June 30, 2012 compared with $23.9 million at June 30, 2011.  The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company.  Most of the backlog is subject to cancellation by the customer.  The Company generally expects to be able to fill substantially all of the orders in backlog during the following twelve months.  The following table sets forth comparison data for the Company’s backlog by geographic location.

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

Income Tax Expense – Income tax expense of $2.5 million in fiscal year 2012 was impacted by a $1.2 million tax expense for the establishment of a valuation allowance on the Company’s deferred tax assets based on the determination that it is unlikely that the Company will be able to fully utilize the tax benefit in the next few years.  The Company recorded a $1.3 million tax expense related to its $5.4 million of income from continuing operations before tax.  Including the expense for the valuation allowance, the effective income tax expense rate was 47.4% for fiscal 2012 compared to an effective income tax expense rate of 35.4% for fiscal 2011.  The effective tax rate for fiscal 2012, excluding the valuation allowance, was 24.9%.  The balance of the change in the effective tax rate reflected the effect of the mix of operating profit and loss among the Company’s various operating entities and their respective tax rates.  See Note 9 of the Notes to the Consolidated Financial Statements, “Income Taxes”.

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

In the fourth quarter of fiscal year 2012, the Company made the decision to sell the Commercial Products Business Unit.  The Company recorded a loss of $1.1 million, net of tax, related to the operations of CBU and a loss from the write-down of CBU assets held for sale of $1.1 million, net of tax, for a total loss of $2.2 million, net of tax.  CBU’s fiscal year 2011 results were reclassified on a consistent basis.  See Note 11 of the Notes to the Consolidated Financial Statements, “Discontinued Operations”.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $13.4 million at June 30, 2013 compared to $13.0 million at June 30, 2012.  Cash increased from cash provided from operations of $3.3 million, proceeds received from employee and director stock purchases of $842,000 and $838,000 received from the sale of assets of the Commercial Products Business Units. Cash was used to pay $3.4 million in dividends back to shareholders, $731,000 was used for capital expenditure purchases and $382,000 was used to purchase additional net investments.  Cash was also reduced by an unfavorable   change in foreign exchange rates on cash and cash equivalents of $84,000.

The $3.3 million in cash provided from operations was generated from $4.1 million provided from continuing operations less $835,000 used for discontinued operations.  The $4.1 million provided from continuing operations represented $6.2 million of net income, the add-back of non-cash items totaling $1.1 million, less $3.1 million used for net working capital changes and $80,000 from discontinued operations.  The $3.1 million used for net working capital changes, resulted primarily from an increase of $6.0 million in net receivables and $1.3 million for an increase in inventory that were partially offset by a favorable change of $2.6 million in other current assets and liabilities and an increase in accounts payable of $1.7 million.  The $6.0 million increase in net receivables resulted from the higher sales in fiscal 2013 compared to fiscal 2012. Inventory increased as a result of parts needed for the Company’s new Helix® product and to fulfill existing orders in backlog.  The increase in other current assets and liabilities primarily represented higher accrued compensation for profit sharing and accrued liabilities.  The increase in accounts payable related to normal fluctuations in the timing of payments.

The Company provides a reserve for obsolescence to recognize the effects of engineering changes and other matters that affect the value of the inventory.  A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review.  When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced.    During fiscal year 2013, the Company reduced its reserve for inventory obsolescence by a net $76,000, which resulted from additional reserves for obsolescence of approximately $96,000 less disposals and the effect of changes in foreign currency of $172,000.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The

Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.    During fiscal year 2013, the Company reduced its allowance for doubtful accounts reserve by a net $89,000, which resulted from additional reserves of $69,000 less write-offs and the effect of changes in foreign currency of $158,000.

Financing activities during fiscal year 2013 reflected the use of cash to pay dividends to common shareholders totaling $3.4 million that was partially offset by $842,000 of cash received under the Company’s stock plans.

At June 30, 2013, the Company had $26.7 million in cash, cash equivalents and short-term investments of which $16.0 million or 60% was held in foreign bank accounts.  The Company does not repatriate its foreign earnings and based on its business plan, current cash, cash equivalents and short-term investments, the level of cash, cash equivalents and short-term investments in foreign bank accounts is not expected to have an impact on the Company’s liquidity.

The Company had no debt outstanding at June 30, 2013 and June 30, 2012.  The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”), which expires on November 1, 2014.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth of not less than $33.2 million.  The Company was in compliance with this financial covenant at June 30, 2013.  The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year.   The Credit Agreement prohibits the Company from paying dividends except for dividends of up to $3.7 million in fiscal 2013 and for each fiscal year thereafter, the Credit Agreement allows the Company to declare and pay dividends of up to $1.8 million provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.

At June 30, 2013, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $455,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to 250,000 Euros to be used for providing bank guarantees.  The 100,000 Euros of borrowings bear interest at 7.15%.  Any bank guarantees bear interest at 2.0%.  The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At June 30, 2013, GmbH had no borrowings or bank guarantees outstanding.

See Item 3, “Legal Proceedings” and Note 5 of the Notes to the Consolidated Financial Statements, “Contingencies”, for a discussion of certain contingencies relating to the Company’s liquidity, financial position and results of operations.  See also, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies”.

At June 30, 2013, the Company had short-term investments totaling $13.3 million and a long-term investment recorded at $725,000.  See Note 1 to the Consolidated Financial Statements, “Short-term and Long-term Investments”, for further information on the Company’s investments and their current valuation.  The market for the long-term investment is currently illiquid.

The Company has announced that it intends to pay regular annual dividends.  On May 7, 2013, the Board of Directors declared an annual dividend of fifteen cents ($0.15) per share of Common Stock.  The Company may change the dividend policy and dividend amounts at any time, or discontinue the payment of dividends altogether.

The Company expects to spend up to approximately $2.0 million during fiscal year 2014 for capital equipment, although there is no binding commitment to do so.  Based on the Company’s current business plan, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2014 cash flow requirements, except to the extent that the Company implements new business development opportunities, which would be financed as discussed below.  The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

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

Revenue Recognition.  The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”.  Revenue related to products is recognized upon shipment when title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated.  Revenue related to services is recognized upon completion of the service.  The Company also has multiple element arrangements in its Automated Systems product line that may include purchase of equipment, labor support and/or training.  Each element has value on a stand-alone basis.  For multiple element arrangements, the Company defers from revenue recognition the greater of the relative fair value of any undelivered elements of the contract or the portion of the sales price of the contract that is not payable until the undelivered elements are completed.  Delivered items are not contingent upon the delivery of any undelivered items and do not include general rights of return.  The Company does not have price protection agreements or requirements to buy back inventory.  The Company’s Automated Systems products are made to order systems that are designed and configured to meet each customer’s specific requirements.  The Company’s Technology Components products are sold under agreements with fixed quantities with no rights of return.  As a result, historically the Company’s sales returns have been insignificant.

Stock-Based Compensation.  The Company accounts for non-cash stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation".  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the amount of share-based awards that is expected to be forfeited.  The estimated forfeiture rate may change from time to time based upon the Company’s actual experience.  An increase in the forfeiture rate would require the Company to reverse a portion of its prior expense for non-cash stock-based compensation, which would positively impact the Company’s results of operations.  Because the Company currently experiences a low forfeiture rate, a reduction in the estimated forfeiture rate would not have a material impact on the Company’s results of operations.

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

Short-Term and Long-Term Investments.  The Company accounts for its investments in accordance with ASC 320, “Investments – Debt and Equity Securities”.  Investments with a maturity of greater than three months but less than one year are classified as short-term investments.  Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business.  Investments available for sale are recorded at market value using the specific identification method.  Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term.  At each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment which involves significant judgment.  In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis.  Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary.  Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded in the income statement.  See Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Short-term and Long-term Investments”.    See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal Year ended June 30, 2013 compared with Fiscal Year ended June 30, 2012 – Gain on Redemption of Investment” for a discussion of the impact of a reversal of an impairment charge recorded on a long-term investment.

Deferred Income Taxes.    Deferred income tax assets and liabilities represent the estimated future income tax effect of temporary differences between the book and tax basis of the Company’s assets and liabilities, assuming they will be realized and settled at the amounts reported in the Company’s financial statements.  The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized.  This assessment includes consideration for the scheduled reversal of temporary taxable differences, projected future taxable income and the impact of tax planning.  The Company adjusts this valuation allowance periodically based upon changes in these considerations.  See Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”.  If actual long-term future taxable income is lower than the Company’s estimate, or the Company revises its initial estimates, the Company may be required to record material adjustments to the deferred tax assets, resulting in a charge to income in the period of determination and negatively impacting the Company’s results of operations and financial position for the period.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations  - Results of Operations – Fiscal Year ended June 30, 2012 compared with Fiscal Year ended June 30, 2011 – Income Tax Expense” for a discussion of the impact of an establishment of a valuation allowance on the Company’s deferred tax assets.

Litigation and Other Contingencies.    From time to time, the Company is subject to certain legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty.  The Company accrues for estimated losses if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  The Company uses judgment and evaluates, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded.  The outcome of legal proceedings and other contingencies is inherently uncertain and so typically a loss cannot be reasonably estimated.  Accordingly, if the outcome of legal proceedings and other contingencies is different than is anticipated by the Company, the Company would have to record a charge for the matter, generally in the full amount at which it was resolved, in the period resolved, negatively impacting the Company’s results of operations and financial position for the period.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal Year ended June 30, 2012 compared with Fiscal Year ended June 30, 2011 – Discontinued Operations” for a discussion of the impact of a settlement of a legal proceeding. See Note 5 of the Notes to the Consolidated Financial Statements, “Contingencies” for a discussion of current litigation.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – New Accounting Pronouncements”.

ITEM 8:FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[BDO LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Perceptron, Inc.

We have audited the accompanying consolidated balance sheet of Perceptron, Inc. (a Michigan corporation) and subsidiaries as of June 30, 2013, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for the year ended June 30, 2013. These consolidated financial statements are the responsibility of Perceptron, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perceptron, Inc. and subsidiaries as of June 30, 2013, and the results of their operations and their cash flows for the year ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Troy, Michigan

September 26, 2013

[GRANT THORNTON LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Perceptron, Inc.

We have audited the accompanying consolidated balance sheet of Perceptron, Inc. (a Michigan corporation) and subsidiaries as of June 30, 2012, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the two years in the period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perceptron, Inc. and subsidiaries as of June 30, 2012 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Southfield, Michigan

September 28, 2012

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amount)

As of June 30,	2013	2012

ASSETS

Current Assets
Cash and cash equivalents	$13,364	$12,984
Short-term investments	13,321	11,227
Receivables:
Billed receivables, net of allowance for doubtful accounts	21,499	14,922
of $174 and $263, respectively
Unbilled receivables	506	550
Other receivables	261	510
Inventories, net of reserves of $1,124 and $1,200, respectively	6,783	5,396
Deferred taxes	1,342	2,456
Assets of discontinued operations	-	1,365
Other current assets	1,468	1,063
Total current assets	58,544	50,473

Property and Equipment
Building and land	6,422	6,398
Machinery and equipment	13,301	12,819
Furniture and fixtures	1,137	1,014
	20,860	20,231
Less - Accumulated depreciation and amortization	(15,282)	(14,734)
Net property and equipment	5,578	5,497

Long-term Investments	725	2,192
Deferred Tax Asset	9,298	8,647

Total Assets	$74,145	$66,809

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,561	$1,519
Accrued liabilities and expenses	3,794	1,901
Accrued compensation	3,324	1,265
Liabilities of discontinued operations	-	1,443
Income taxes payable	1,075	610
Deferred revenue	6,496	7,812
Total current liabilities	17,250	14,550

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 8,619 and 8,402, respectively	86	84
Accumulated other comprehensive loss	(94)	(893)
Additional paid-in capital	39,442	38,401
Retained earnings	17,461	14,667
Total shareholders' equity	56,895	52,259

Total Liabilities and Shareholders' Equity	$74,145	$66,809

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

Years ended June 30,	2013	2012	2011

Net Sales	$60,886	$57,379	$50,847
Cost of Sales	32,766	33,209	28,225
Gross Profit	28,120	24,170	22,622

Operating Expenses
Selling, general and administrative	14,473	12,983	13,468
Engineering, research and development	6,781	5,591	5,768
Total operating expenses	21,254	18,574	19,236

Operating Income	6,866	5,596	3,386

Other Income and (Expenses)
Interest income, net	173	245	233
Foreign currency loss	(647)	(629)	482
Gain on Redemption of Investment	1,134	-	-
Other	5	163	2
Total other income (expense)	665	(221)	717

Income from Continuing Operations Before Income Taxes	7,531	5,375	4,103

Income Tax Expense	(1,401)	(2,548)	(1,453)

Income from Continuing Operations	6,130	2,827	2,650

Discontinued Operations

Litigation Settlement from Forest Products Business Unit
net of taxes of $520 (Note 11)	-	(1,009)	-

Commercial Products Business Unit net of taxes of
$41, $1,104 and $418, respectively	80	(2,151)	(824)
Total discontinued operations (Note 11)	80	(3,160)	(824)

Net Income (Loss)	$6,210	$(333)	$1,826

Basic Earnings (Loss) Per Common Share
Continuing operations	$0.72	$0.34	$0.30
Discontinued operations	0.01	(0.38)	(0.09)
Net Income (Loss)	$0.73	$(0.04)	$0.21

Diluted Earnings (Loss) Per Common Share
Continuing operations	$0.71	$0.34	$0.29
Discontinued operations	0.01	(0.38)	(0.09)
Net Income (Loss)	$0.72	$(0.04)	$0.20

Weighted Average Common Shares Outstanding
Basic	8,512	8,433	8,879
Dilutive effect of stock options	76	-	171
Diluted	8,588	8,433	9,050

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	2013	2012	2011

Net Income (Loss)	$6,210	$(333)	$1,826
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	799	(1,999)	2,611

Comprehensive Income (Loss)	$7,009	$(2,332)	$4,437

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

Year ended June 30,	2013	2012	2011

Cash Flows from Operating Activities
Net income (loss)	$6,210	$(333)	$1,826
(Income) loss from discontinued operations	(80)	3,160	824
Adjustments to reconcile net income to net cash provided from
(used for) operating activities:
Depreciation and amortization	660	597	694
Stock compensation expense	201	255	440
Deferred income taxes	277	469	882
Disposal of assets and other	83	88	(18)
Allowance for doubtful accounts	(92)	142	154
Changes in assets and liabilities
Receivables, net	(6,038)	(661)	(1,730)
Inventories	(1,340)	58	(347)
Accounts payable	1,702	842	(1,776)
Other current assets and liabilities	2,565	231	4,252
Net cash provided from operating activities-continuing operations	4,148	4,848	5,201
Net cash provided from (used for) operating activities-discontinued operations	(835)	(1,938)	1,002
Net cash provided from operating activities	3,313	2,910	6,203

Cash Flows from Financing Activities
Proceeds from stock plans	842	204	326
Repurchase of company stock	-	(1,348)	(3,199)
Payment of cash dividend	(3,416)	-	-
Net cash used for financing activities	(2,574)	(1,144)	(2,873)

Cash Flows from Investing Activities
Purchases of short-term investments	(21,080)	(29,467)	(51,091)
Sales of short-term investments	20,698	29,830	50,094
Capital expenditures	(731)	(594)	(813)
Proceeds from sale of Commercial Products Business Unit assets (Note 11)	838	-	-
Net cash used for investing activities	(275)	(231)	(1,810)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(84)	(656)	796

Net Increase in Cash and Cash Equivalents	380	879	2,316
Cash and Cash Equivalents, July 1	12,984	12,105	9,789
Cash and Cash Equivalents, June 30	$13,364	$12,984	$12,105

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$8	$7	$12
Cash paid during the year for income taxes	1,002	497	138

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)

			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	Paid-In	Retained	Shareholders'
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity

Balances, June 30, 2010	8,961	$90	$(1,505)	$41,717	$13,174	$53,476

Comprehensive income (loss)
Net income					1,826	1,826
Other comprehensive income
Foreign currency translation adjustments			2,611			2,611
Total comprehensive income						4,437

Stock-based compensation				440		440
Stock plans	123	1		325		326
Stock repurchase	(518)	(5)		(3,194)		(3,199)

Balances, June 30, 2011	8,566	$86	$1,106	$39,288	$15,000	$55,480

Comprehensive income (loss)
Net loss					(333)	(333)
Other comprehensive income
Foreign currency translation adjustments			(1,999)			(1,999)
Total comprehensive loss						(2,332)

Stock-based compensation				255		255
Stock plans	71	-		204		204
Stock repurchase	(235)	(2)		(1,346)		(1,348)

Balances, June 30, 2012	8,402	$84	$(893)	$38,401	$14,667	$52,259

Comprehensive income (loss)
Net income					6,210	6,210
Other comprehensive income
Foreign currency translation adjustments			799			799
Total comprehensive income						7,009

Dividend					(3,416)	(3,416)
Stock-based compensation				201		201
Stock plans	217	2		840		842

Balances, June 30, 2013	8,619	$86	$(94)	$39,442	$17,461	$56,895

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.Summary of Significant Accounting Policies

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

Basis of Presentation and Principles of Consolidation

On August 30, 2012, the Company sold substantially all of the assets of its Commercial Products Business Unit (“CBU”).  See also Note 11, “Discontinued Operations”.  Accordingly, CBU financial information included in this Form 10-K for fiscal year 2013 and prior periods is presented as a discontinued operation.

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

Foreign Currency

The financial statements of the Company’s wholly-owned foreign subsidiaries have been translated in accordance with ASC 830, “Foreign Currency Translation Matters” where the functional currency is the local currency in the foreign country.  Under this standard, translation adjustments are accumulated in a separate component of shareholders’ equity until disposal of the subsidiary.  Gains and losses on foreign currency transactions are included in the consolidated statement of income under “Other Income and Expenses”.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Other obligations, such as stock options and restricted stock awards, are considered to be potentially dilutive common shares.  Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive.  The calculation of diluted shares also takes into effect the average unrecognized non-cash stock-based compensation expense and additional adjustments for tax benefits related to non-cash stock-based compensation expense.

Options to purchase 988,000,  909,000, and 811,000 shares of common stock outstanding in the fiscal years ended June 30, 2013, 2012 and 2011, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.  Fair value approximates carrying value because of the short maturity of the cash equivalents.  At June 30, 2013, the Company had $13.4 million in cash and cash equivalents of which $6.3 million was held in foreign bank accounts.  The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Accounts Receivable and Concentration of Credit Risk

The Company markets and sells its products principally to automotive manufacturers, line builders, system integrators, original equipment manufacturers and value-added resellers.  The Company’s accounts receivable are principally from a small number of large customers.  The Company performs ongoing credit evaluations of its customers.  Accounts receivable are generally due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts receivable outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  Changes in the Company’s allowance for doubtful accounts are as follows (in thousands):

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2013	$263	$69	$158	$174
Fiscal year ended June 30, 2012	$314	$41	$92	$263
Fiscal year ended June 30, 2011	$138	$184	$8	$314

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

At June 30, 2013, the Company had $9.6 million of short-term investments in time deposits or certificates of deposit, $1.7 million in variable rate demand notes and $2.0 million in a repurchase investment.

During fiscal 2013, a long-term investment in preferred stock was redeemed, at par, for $2.6 million.  Previously the Company had recorded an impairment charge on the carrying value of this investment in fiscal 2009.  As a result of the redemption, the Company recorded a gain of $1.1 million in fiscal 2013.  At June 30, 2013, the Company holds a long-term investment in preferred stock that is not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal 2008 and 2009.  The Company estimated that the fair market value of this investment at June 30, 2013 exceeded $725,000 based on observable market activity and an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs, (i) the underlying structure of the security; (ii) the present value of the future principal discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of the security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.

		Unrealized
		Gains
Long-term Investments	Cost	(Losses)	Book Value

June 30, 2013
Preferred Stock	$3,700	$(2,975)	$725

June 30, 2012
Preferred Stock	$6,300	$(4,108)	$2,192

Inventory

Inventory is stated at the lower of cost or market.  The cost of inventory is determined by the first-in, first-out (“FIFO”) method.  The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  When the related inventory is disposed of, the obsolescence reserve is reduced.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,124,000 and $1,200,000 at June 30, 2013 and June 30, 2012 respectively, is comprised of the following (in thousands):

	At June 30,
	2013	2012
Component parts	$2,648	$2,373
Work in process	376	307
Finished goods	3,759	2,716
Total	$6,783	$5,396

Changes in the Company’s reserves for obsolescence are as follows (in thousands):

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2013	$1,200	$96	$172	$1,124
Fiscal year ended June 30, 2012	$1,477	$95	$372	$1,200
Fiscal year ended June 30, 2011	$1,136	$598	$257	$1,477

Property and Equipment

Property and equipment are recorded at cost.  Depreciation related to machinery and equipment and furniture and fixtures is primarily computed on a straight-line basis over estimated useful lives ranging from 3 to 15 years.  Depreciation on buildings is computed on a straight-line basis over 40 years.

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

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and amounts due to banks or other lenders, approximate their fair values at June 30, 2013 and 2012.  See “Short-Term and Long-Term Investments” for a discussion of long-term investments.  Fair values have been determined through information obtained from market sources and management estimates.

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures” for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  ASC 820, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Financial instruments held by the Company at June 30, 2013 include investments classified as held for sale, mutual funds, fixed deposits, certificate of deposits, variable rate demand notes, and repurchase agreements.

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

The following table presents the Company’s investments at June 30, 2013 and June 30, 2012 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).

Description	June 30, 2013	Level 1	Level 2	Level 3
Mutual funds	$25	$25	$-	$-
Fixed deposits and certificates of deposit	9,581	-	9,581	-
Variable rate demand notes	1,715	-	1,715	-
Repurchase agreements	2,000	-	2,000	-
Total	$13,321	$25	$13,296	$-

Description	June 30, 2012	Level 1	Level 2	Level 3
Mutual funds	$64	$64	$-	$-
Fixed deposits and certificates of deposit	6,603	-	6,603	-
Variable rate demand notes	2,560	-	2,560	-
Repurchase agreements	2,000	-	2,000	-
Total	$11,227	$64	$11,163	$-

During fiscal years 2013 and 2012, the Company did not record any other-than-temporary impairments on the financial assets required to be measured on a nonrecurring basis.

Warranty

Automated Systems products generally carry a two or three-year warranty for parts and a one-year warranty for labor and travel related to warranty.  Product sales to the forest products industry carry a three-year warranty for TriCam® sensors. Sales of ScanWorks® have a one-year warranty for parts; sales of WheelWorks® products have a two-year warranty for parts.  The Company provides a reserve for warranty based on its experience and knowledge.  Factors affecting the Company’s warranty liability include the number of units sold or in service and historical and anticipated rates of claims and cost per claim.  The Company periodically assesses the adequacy of its warranty liability based on changes in these factors.  If a special circumstance arises requiring a higher level of warranty, the Company would make a special warranty provision commensurate with the facts.

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2013	$63	$123	$123	$63
Fiscal year ended June 30, 2012	$63	$146	$146	$63
Fiscal year ended June 30, 2011	$63	$156	$156	$63

Advertising Expense

The Company charges advertising expense in the period incurred.  As of June 30, 2013, 2012, and 2011, advertising expense was $53,000, $13,000, and $29,000, respectively.

Self–Insurance

The Company is self-insured for health, vision and short-term disability costs up to a certain stop-loss level per claim and on an aggregate basis of a percentage of estimated annual costs.  The estimated liability is based upon review by management and an independent insurance consultant of claims filed and claims incurred but not yet reported.

New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05 to provide guidance on the presentation of comprehensive income.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements.  The new guidance was effective for the Company beginning July 1, 2012 and represented a change in presentation only.

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

2.           Leases

The Company leases building space, office equipment and motor vehicles under operating leases.  Lease terms generally cover periods from two to five years and may contain renewal options. The following is a summary, as of June 30, 2013, of the future minimum annual lease payments required under the Company’s operating leases having initial or remaining non-cancelable terms in excess of one year (in thousands):

Year	Minimum Rentals
2014	$871,414
2015	571,140
2016	203,644
2017	31,523
2018 and beyond	55,319

Total minimum lease payments	$1,733,040

Rental expenses for operating leases in the fiscal years ended June 30, 2013, 2012 and 2011 were $955,000, $998,000 and $1,094,000, respectively.

3.Credit Facilities

The Company had no debt outstanding at June 30, 2013 and June 30, 2012.

The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”), which expires on November 1, 2014.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth of not less than $33.2 million.  The Company was in compliance with this financial covenant at June 30, 2013.  The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year.   The Credit Agreement prohibits the Company from paying dividends except for dividends of up to $3.7 million in fiscal 2013 and for each fiscal year thereafter, the Credit Agreement allows the Company to declare and pay dividends of up to $1.8 million provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.

At June 30, 2013, the Company's German subsidiary (GmbH) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $455,000).  The facility allows 100,000 euros to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to 250,000 euros to be used for providing bank guarantees.  The 100,000 euros of borrowings bear interest at 7.15%.  Any bank guarantees bear interest at 2.0%.  The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At June 30, 2013 and 2012, GmbH had no borrowings or bank guarantees outstanding.

4.Information About Major Customers

The Company’s Automated Systems sales efforts are led by account managers who develop a close consultative selling relationship with the Company’s customers.  The Company’s principal customers for its Automated Systems products ( in-line dimensional gauging, automated assembly, in-line fit and finish measurements, and near-line contour surface scanning using TriCam® and Helix® technology have historically been automotive manufacturing companies that the Company either sells to directly or through manufacturing line builders, system integrators or original equipment manufacturers.  The Company’s Automated Systems products are typically purchased for installation in connection with retooling programs undertaken by these companies.  Because sales are dependent on the timing of customers’ retooling programs, sales by customer vary significantly from year to year, as do the Company’s largest customers.

For the fiscal years 2013, 2012 and 2011, approximately 46%, 51% and 42%, respectively, of net sales were derived from the Company’s four largest automotive end user customers.  The Company also sells to manufacturing line builders, system integrators or original equipment manufacturers, who in turn sell to the Company’s automotive customers.  For the fiscal years 2013, 2012 and 2011, approximately 7%, 13% and 11%, respectively, of net sales were to manufacturing line builders, system integrators and original equipment manufacturers for the benefit of the same four largest IBU automotive end user customers in each respective year.  During the fiscal year ended June 30, 2013, direct sales to Volkswagen Group (includes Audi, SEAT and others) and General Motors accounted for approximately 24% and 13%, respectively, of the Company’s total net sales.  At June 30, 2013, accounts receivable from Volkswagen Group and General Motors totaled approximately $7.5 million and $1.2 million, respectively.

5.Contingencies

Management is currently unaware of any significant pending litigation affecting the Company other than the matter set forth below.

The Company is a party to a suit filed by 3CEMS, a Cayman Islands and People’s Republic of China corporation, on or about July 19, 2013 in the U.S. District Court for the Eastern District of Michigan.  The suit alleges that the Company breached its contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for the Company’s discontinued Commercial Products Business Unit.  3CEMS alleges that it purchased the component parts in advance of the receipt of orders from the Company based upon instructions they claim to have received from the Company.  The suit alleges damages of not less than $4.5 million.  The Company intends to vigorously defend against 3CEMS’ claims.

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

6. 401(k) Plan

The Company has a 401(k) tax deferred savings plan that covers all eligible employees.  The Company may make discretionary contributions to the plan.    The Company’s contribution during the fiscal years ended June 30, 2013 and June 30, 2012 were $522,000 and $190,000, respectively. The Company made no contributions during fiscal year 2011.

7.Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria.  Under the Plan, eligible employees may purchase shares of the Company's common stock at 85% of its market value at the beginning of the six-month election period.  Purchases are limited to 10% of an employee's eligible compensation and the shares purchased are restricted from being sold for one year from the purchase date.  At June 30, 2013, 45,970 shares remained available under the Plan.

Activity under this Plan is shown in the following table:

	Purchase Period Ended
	June 30,
	2013	2012	2011
Non-cash stock based compensation expense	$34,829	$6,653	$22,000
Common shares purchased	8,876	7,626	19,534
Average purchase price per share	$4.35	$4.22	$3.05

8. Stock Based Compensation

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

The Company recognized operating expense for non-cash stock-based compensation costs in the amount of $269,000, $216,000 and $372,000 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. As of June 30, 2013, the total remaining unrecognized compensation cost related to non-vested stock based compensation amounted to $519,000.  The Company expects to recognize this cost over a weighted average vesting period of 2.8 years.

The Company received $648,000 in cash from option exercises under all share-based payment arrangements for the twelve months ended June 30, 2013.  The actual tax benefit realized, that related to tax deductions for non-qualified options exercised and disqualifying dispositions under all share-based payment arrangements, totaled approximately, $148,000 for fiscal 2013.

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

Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.  The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, except as otherwise specified in the 2004 Stock Incentive Plan.  As of June 30, 2013, the Company has issued awards in the form of stock options and restricted stock.  Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant.  Restricted stock grants under the 2004 Stock Incentive Plan are based on an individual achieving various levels of performance goals during the previous year and vest at one year after the date of grant, provided the recipient is still employed with the Company.  At June 30, 2013, based upon the expected level of achievement of performance goals for fiscal 2013, the Company expects to grant 25,250 shares of restricted stock in the first quarter of fiscal 2014.  All options outstanding under the 1992 and Directors Plans are vested and expire ten years from the date of grant.  Option prices for options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.

Activity under these Plans is shown in the following tables:

	Fiscal Year 2013			Fiscal Year 2012
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value (1)		Exercise	Value (1)
Shares subject to option	Shares	Price	($000)	Shares	Price	($000)

Outstanding at beginning of period	1,162,996	$6.81		1,122,919	$6.60
New Grants (based on fair value
of common stock at dates of grant)	164,000	$5.76		158,000	$6.00
Exercised	(171,066)	$3.79		(56,504)	$1.54
Expired	(30,705)	$8.79		(33,119)	$6.67
Forfeited	(2,550)	$2.93		(28,300)	$4.49

Outstanding at end of period	1,122,675	$7.07	$1,502	1,162,996	$6.81	$678
Exercisable at end of period	846,175	$7.47	$940	963,271	$7.13	$552

	Fiscal Year 2011
		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value (1)
Shares subject to option	Shares	Price	($000)

Outstanding at beginning of period	1,240,529	$6.29
New Grants (based on fair value
of common stock at dates of grant)	9,000	$6.42
Exercised	(82,985)	$2.19
Expired	(33,763)	$7.35
Forfeited	(9,862)	$3.56

Outstanding at end of period	1,122,919	$6.60	$1,252
Exercisable at end of period	922,069	$6.82	$845

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.  The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2013, 2012 and 2011, were $466,000, $220,000 and $270,000, respectively.  The total fair value of shares vested during the fiscal years ended June 30, 2013, 2012 and 2011, were $148,000, $313,000 and $490,000, respectively.

The estimated fair value as of the date options were granted during the periods presented using the Black-Scholes option-pricing model, was as follows:

	2013	2012	2011
Weighted average estimated fair value per
share of options granted during the period	$2.27	$2.46	$2.77
Assumptions:
Dividend yield	-	-	-
Common stock price volatility	44.86%	46.14%	47.32%
Risk free rate of return	0.62%	0.90%	1.84%
Expected option term (in years)	5	5	5

The following table summarizes information about stock options at June 30, 2013:

			Options Outstanding			Options Exercisable
				Weighted	Weighted		Weighted
				Average	Average		Average
				Remaining	Exercise		Exercise
Range of Exercise Prices			Shares	Contractual Life	Price	Shares	Price

$2.80	to	$5.24	150,000	6.02	$3.41	135,000	$3.21
5.26	to	8.00	583,193	5.39	$6.48	321,693	$6.95
8.10	to	12.68	389,482	4.17	$9.38	389,482	$9.38
$2.80	to	$12.68	1,122,675	5.05	$7.07	846,175	$7.47

At June 30, 2013, the 2004 Plan had 264,450 shares available for future grants, including restricted stock to be issued in the first quarter of fiscal 2014.

9.        Income Taxes

Income from continuing operations before income taxes for U.S. and foreign operations was as follows (in thousands):

	2013	2012	2011
U.S.	$1,272	$3,192	$2,671
Foreign	6,259	2,183	1,432
Total	$7,531	$5,375	$4,103

The income tax (provision) benefit reflected in the statement of income consists of the following (in thousands):

	2013	2012	2011
Current (provision) benefit:
U.S. Federal & State	$39	$(1,614)	$(541)
Foreign	(977)	(829)	(235)
Deferred taxes
U.S.	(48)	(444)	(390)
Foreign	(415)	339	(287)
Total provision	$(1,401)	$(2,548)	$(1,453)

The Company’s deferred tax assets are substantially represented by the tax benefit of net operating losses, tax credit carry-forwards and the tax benefit of future deductions represented by timing differences for deferred revenue, inventory obsolescence, allowances for bad debts, warranty expenses, and unrealized losses on investments,.  The Company has a valuation allowance for tax credit carry-forwards in the United States that it expects will more likely than not expire prior to the tax benefit being realized.  The components of deferred tax assets were as follows (in thousands):

	2013	2012	2011

Benefit of net operating losses	$6,617	$6,136	$5,481
Tax credit carry-forwards	4,866	4,685	4,486
Other, principally reserves	2,381	3,973	3,971
Deferred tax asset	13,864	14,794	13,938
Valuation allowance	(3,224)	(3,691)	(2,730)
Net deferred tax asset	$10,640	$11,103	$11,208

Rate Reconciliation:
Provision at U.S. statutory rate	34.0%	34.0%	34.0%
Net effect of taxes on foreign activities	(7.7)%	(1.1)%	1.6%
Tax effect of U.S. permanent differences	0.2%	(4.1)%	(3.1)%
State taxes and other, net	(1.9)%	0.6%	0.5%
Adjustment of federal/foreign income taxes related to prior years	0.2%	0.1%	3.3%
Valuation allowance	(6.2)%	17.9%	(0.9)%
Effective tax rate	18.6%	47.4%	35.4%

No provision was made with respect to earnings as of June 30, 2013 that have been retained for use by foreign subsidiaries.  It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings.  At June 30, 2013, the Company had net operating loss carry-forwards for U.S. federal income tax purposes of $19.7 million that expire in the years 2022 through 2033 and tax credit carry-forwards of $4.9 million of which $4.6 million expire in the years 2013 through 2032.  Included in the U.S. federal net operating loss carry-forward is $6.7 million from the exercise of employee stock  options, the tax benefit of which, when recognized, will be accounted for as an increase to additional paid-in-capital rather than a reduction of the income tax provision.  The net change in the total valuation allowance for the years ended June 30, 2013, 2012 and 2011 was a decrease of $467,000, an increase of $961,000, and a decrease of $39,000, respectively.

On June 30, 2013 and 2012, the Company had $1.2 million of unrecognized tax benefits, of which $1.2 million would affect the effective tax rate if recognized. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively.  As of June 30, 2013 there was no accrued interest or penalties related to uncertain tax positions recorded on the Company’s financial statements.  For U.S. federal income tax purposes, the tax years 2010 through 2013 remain open to examination by government tax authorities.  For German income tax purposes, the 2011 through 2013 tax years remain open to examination by government tax authorities.  China has no tax years open to examination.

The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

Year End June 30	2013
Balance, beginning of year	$1,172
Increases for tax positions related to the current year	65
Balance, year end	$1,237

10.Segment and Geographic Information

The Company’s business is substantially all in the global automotive market and its business segment is the automotive industry.  In the fourth quarter of fiscal year 2012, the Company decided to sell its Commercial Products Business Unit (“CBU”).  Previous periods have been restated on the face of the financial statements to show the CBU as a discontinued operation.  The Company primarily accounts for geographic sales based on the country from which the sale is invoiced rather than the country to which the product is shipped.  The Company operates in three primary geographic areas:  The Americas (substantially all of which is the United States, with less than 10% from net sales in Brazil), Europe, and Asia.

Geographical Regions ($000)	Americas	Europe (1)	Asia (2)	Consolidated

Twelve months ended June 30, 2013
Net sales	$22,170	$26,118	$12,598	$60,886
Long-lived assets, net	5,710	434	159	6,303

Twelve months ended June 30, 2012
Net sales	$26,247	$18,375	$12,757	$57,379
Long-lived assets, net	7,088	392	209	7,689

Twelve months ended June 30, 2011
Net sales	$20,405	$22,636	$7,806	$50,847
Long-lived assets, net	7,304	333	114	7,751

1

The Company’s German subsidiary had net external sales of $26.1 million, $18.4 million and $22.6 million in the fiscal years ended June 30, 2013, 2012 and 2011, respectively.  Long-lived assets of the Company’s German subsidiary were $418,000, $373,000 and $314,000 as of June 30, 2013, 2012 and 2011, respectively.

2

The Company’s Chinese subsidiary had net external sales of $9.1 million, $8.7 million and $3.5 million in the fiscal years ended June 30, 2013, 2012 and 2011, respectively.  Long-lived assets of the Company’s Chinese subsidiary were $117,000,  $135,000 and $33,000 as of June 30, 2013, 2012 and 2011, respectively.

11.Discontinued Operations

During the fourth quarter of fiscal 2012, the Company decided to sell the Commercial Products Business Unit (“CBU”) and accordingly began reporting the operations of CBU as discontinued.    On August 30, 2012, the Company completed the sale of substantially all of the assets of CBU.  The sale price was approximately $838,000 in cash.  In addition, Perceptron retained CBU’s accounts receivable balance of approximately $608,000 that existed at the time of sale.  The purchaser acquired the inventory, tooling, customer contracts, patents, trademarks, and other assets associated with CBU’s business operations.  Under the agreement, the purchaser also assumed all of CBU’s service parts and warranty obligations and vendor commitments.

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

	Fiscal Year ended June 30,
	2013	2012	2011
Net Sales	$595	$5,749	$8,424
Operating Income/(Loss)	$28	$(1,638)	$(1,242)

The operating loss reported for CBU above does not include corporate costs previously allocated between the Company’s operating segments, which remain with the Company.  Additionally, in fiscal 2012, the Company also recorded a $1.6 million charge, or $1.1 million, net of taxes related to the write-down of CBU assets held for sale.

Information regarding CBU’s assets and liabilities included in the accompanying consolidated balance sheets is as follows (in thousands):

	June 30,
	2013	2012
Accounts receivable	$-	$779
Inventory	$-	$192
Fixed assets	$-	$308
Other assets	$-	$86
Accounts payable and accrued liabilities	$-	$1,443

In fiscal 2012, the Company recorded a $957,000 loss from discontinued operations, net of $493,000 in taxes, that related to a settlement of a lawsuit filed in 2002 by Industries GDS, Inc., Bois Granval GDS Inc., and Centre de Preparation GDS, Inc. (collectively, “GDS”) on or about November 21, 2002 in the Superior Court of the Judicial District of Quebec, Canada against the Company, Carbotech, Inc. (“Carbotech”), and U.S. Natural Resources, Inc. (“USNR”), among others.  The suit alleged that the Company breached its contractual and warranty obligations as a manufacturer in connection with the sale and installation of three systems for trimming and edging wood products involving the Company’s discontinued Forest Product Business Unit.  The Company agreed to settle the suit for $2.0 million Canadian dollars (approximately $1.9 million using a September 30, 2011 exchange rate).  The Company also had accruals related to this matter of approximately $500,000.  The Company paid the litigation settlement in full for $2.0 million on October 28, 2011 and the Company incurred a foreign currency loss on the transaction of $52,000, net of $27,000 in taxes, in the second quarter of fiscal 2012.

12.Dividends

On September 27, 2012, the Company’s Board of Directors declared a special dividend.  On May 7, 2013, the Company’s Board of Directors declared the Company’s first annual regular dividend of $0.15 per share.

	Dividend
Declaration Date	Per Share	Record Date	Total Amount	Payment Date
			(in thousands)

September 27, 2012	$0.25	October 10, 2012	$2,124	November 1, 2012
May 7, 2013	$0.15	June 6, 2013	$1,292	June 27, 2013

The Company’s Board of Directors may change the dividend policy and dividend amount at any time or discontinue the payment of dividends altogether.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURES

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2013.

This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

Changes In Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Matters to Come before the Meeting – Proposal 1:  Election of Directors”, “Corporate Governance”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” of the registrant’s proxy statement for 2013 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 11:   EXECUTIVE COMPENSATION

The information contained under the captions “Matters to Come before the Meeting – Proposal 1:  Election of Directors – Director Compensation for Fiscal 2013”, “Matters to Come before the Meeting – Proposal 1:  Election of Directors – Standard Director Compensation Arrangements” and “Compensation of Executive Officers” of the Proxy Statement is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of June 30, 2013, including the 2004 Stock Incentive Plan, the 1992 Stock Option Plan, the Directors Stock Option Plan, the 1998 Global Team Member Stock Option Plan, and the Employee Stock Purchase Plan (together, the “Plans”):

			Weighted	Number of securities
			average exercise	remaining available for
	Number of securities		price of	future issuance under
	to be issued upon		outstanding	equity compensation
	exercise of		options,	plans (excluding
	outstanding options,		warrants and	securities reflected in
Plan Category	warrants and rights		rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved
by shareholders:
2004 Stock Incentive Plan	864,725	(1)	$7.03	269,278
1992 Stock Option Plan	35,000	(2)	$6.71	-
Directors Stock Option Plan	39,000	(2)	$7.10	-
Employee Stock Purchase Plan	7,527	(3)	$4.98	45,970
Total of equity compensation plans
approved by shareholders	946,252		$7.00	315,248
Equity compensation plans not
approved by shareholders: 1998
Global
Team Member Stock Option Plan	183,950	(4)	$7.35	-
Total:	1,130,202		$7.06	315,248

(1)      Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.

(2)      After June 30, 2013, options and restricted stock for 102,550 shares of Common Stock were granted under the 2004 Stock Plan to executive officers, other officers and team members of the Company.

(3)      The 2004 Stock Incentive Plan replaced the 1992 Stock Option Plan and Directors Stock Option Plan effective

    December 7, 2004.  No further grants under these plans will be made.

(4)      Does not include an undeterminable number of shares subject to a payroll deduction election under the Employee Stock Purchase Plan for the period from July 1, 2013 until December 31, 2013, which will not be issued until January 2014.

(5)      The 1998 Global Team Member Stock Option Plan expired on February 25, 2008.  No further grants under this plan will be made.

1998 Global Team Member Stock Option Plan

On February 26, 1998, the Company’s Board of Directors approved the 1998 Global Team Member Stock Option Plan (the “1998 Plan”), pursuant to which non-qualified stock options could be granted to employees who were not officers or directors or subject to Section 16 of the Exchange Act.  The 1998 Plan has been amended by the Board of Directors on several occasions thereafter.  The 1998 Plan expired on February 25, 2008.  No further grants under this plan will be made.  The expiration of the 1998 Plan does not affect any awards previously granted under the 1998 Plan.

The purpose of the 1998 Plan was to promote the Company’s success by linking the personal interests of non-executive employees to those of the Company’s shareholders and by providing participants with an incentive for outstanding performance.  The 1998 Plan authorized the granting of non-qualified stock options only.  The President of the Company administers the 1998 Plan and had the power to set the terms of any grants under the 1998 Plan.  The exercise price of an option could not be less than the fair market value of the underlying stock on the date of grant and no option has a term of more than ten years.  All of the options that are currently outstanding under the 1998 Plan are fully vested and expire ten years from the date of grant.

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

ITEM 14:   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Matters to Come Before the Meeting – Proposal 6: Ratification of Company’s Independent Registered Public Accounting Firm,” “Independent Accountants – Policy for Pre-Approval of Audit and Non-Audit Services” and “Independent Accountants – Fees Paid to Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15:   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.Financial Statements and Schedules Filed

Financial Statements - see Item 8 of this report.  Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

B.	Exhibits:

Exhibits - the exhibits filed in response to Item 601 of Regulation S-K with this report are listed on pages 53 through 58.  The Exhibit List is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Perceptron, Inc.
(Registrant)
By:	/S/ Harry T. Rittenour
Harry T. Rittenour, President and Chief Executive Officer (Principal Executive Officer)

Date: September 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Harry T. Rittenour	President, Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2013
Harry T. Rittenour

/S/ John H. Lowry III	Vice President and Chief Financial Officer	September 26, 2013
John H. Lowry III	(Principal Financial Officer)

/S/ Sylvia M. Smith	Vice President and Controller (Principal	September 26, 2013
Sylvia M. Smith	Accounting Officer)

/S/ W. Richard Marz	Chairman of the Board and Director	September 26, 2013
W. Richard Marz

/S/ David J. Beattie	Director	September 26, 2013
David J. Beattie

/S/ Kenneth R. Dabrowski	Director	September 26, 2013
Kenneth R. Dabrowski

/S/ Philip J. DeCocco	Director	September 26, 2013
Philip J. DeCocco

/S/ Robert S. Oswald	Director	September 26, 2013
Robert S. Oswald

/S/ James A. Ratigan	Director	September 26, 2013
James A. Ratigan

/S/ Terryll R. Smith	Director	September 26, 2013
Terryll R. Smith

EXHIBIT INDEX

Exhibit No	Description of Exhibits
2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1

Asset Purchase Agreement, dated August 30, 2012 between Inspectron Inc. and Perceptron, Inc., is incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on September 6, 2012.

3.	Restated Articles of Incorporation and Bylaws.

3.1	Restated Articles of Incorporation, as amended to date, are incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1998.

3.2	Amended and Restated Bylaws, as amended to date, are incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 2007.

4	Instruments Defining the Rights of Securities Holders.

4.1	Articles IV, V and VI of the Company's Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1998.

4.2

Articles I, II, III, VI, VII, X and XI of the Company's Amended and Restated Bylaws are incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 2007.

4.3

Amended and Restated Credit Agreement, dated November 15, 2010, between the Company and Comerica Bank, is incorporated  by reference to Exhibit 10.1 of the Company’s Current Report on  Form 8-K filed on November 16, 2010.

4.4	Revolving Credit Note dated January 6, 2012, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 6, 2012.

4.5

Amendment to Revolving Credit Note, dated January 6, 2012, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 31, 2012.

4.6

First Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2012.

4.7

Second Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 6, 2012.

4.8

Third Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 31, 2012.

4.9

Fourth Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 31, 2012.

4.10

Fifth Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 8, 2013.

4.11

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

4.12

Rights Agreement, dated as of March 24, 1998, between Perceptron, Inc. and American Stock Transfer & Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit 2 of the Company’s Current Report on Form 8-K filed March 24, 1998.

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

10.8@

Third Amendment to Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan dated as of August 27, 2013  is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 30, 2013.

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

10.11@

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

10.13@

Form of Nonqualified Stock Option Agreement Terms – Board of Directors under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 10, 2006.

10.14@

Form of the Restricted Stock Award Agreement for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 30, 2013.

10.15@

Form of the Restricted Stock Award Agreement for Non-Employee Directors under the Perceptron, Inc. First Amended and Restated 2004 Incentive Plan is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed August 30, 2013.

10.16@

1998 Global Team Member Stock Option Plan and Form of Non-Qualified Stock Option Agreements under such Plan is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1997.

10.17@	First Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.28 of the Company’s Report on Form 10-K for the Transition Period Ended June 30, 1999.

10.18@	Second Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.29 of the Company’s Report on Form 10-K for the Transition Period Ended June 30, 1999.

10.19@	Third Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.6 of the Company’s Form S-8 Registration Statement No. 333-55164.

10.20@	Fourth Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.7 of the Company’s S-8 Registration Statement No. 333-76194.

10.21@

Form of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.31 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1999.

10.22@

Form of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after January 1, 2006  is incorporated  by reference to Exhibit 10.47 of  the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2006.

10.23@

Perceptron, Inc. Employee Stock Purchase Plan, as amended and restated as of October 22, 2004, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 10, 2004.

10.24@	Amendment No. 1 to Perceptron, Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 2, 1010.

10.25@

Second Amendment of Perceptron, Inc. Employee Stock Purchase Plan dated as of August 27, 2013 is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K on August 30, 2013.

10.26@	Amended and Restated 1992 Stock Option Plan is incorporated herein by reference to Exhibit 10.53 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 1996.

10.27@	First Amendment to Amended and Restated 1992 Stock Plan is incorporated by reference to Exhibit 10.39 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1997.

10.28@	Second Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.26 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1999.

10.29@	Third Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.35 of the Company’s Report on Form 10-K for the Year Ended June 30, 2001.

10.30@	Fourth Amendment to Amended and Restated 1992 Stock Option Plan is incorporated by reference to Exhibit 10.37 of the Company’s Report on Form 10-K for the Year Ended June 30, 2002.

10.31@

Forms of Incentive Stock Option Agreements (Officers) and Non-Qualified Stock Option Agreements (Officers) under 1992 Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.30 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1999.

10.32@	Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-Q for the Quarter Ended September 30, 1996.

10.33@	First Amendment to Amended and Restated Directors Stock Option Plan is incorporated by reference to Exhibit 10.27 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 1999.

10.34@

Second Amendment to the Perceptron, Inc. Directors Stock Option Plan (Amended and Restated October 31, 1996) is incorporated by reference to Exhibit 10.33 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2000.

10.35@

Forms of Non-Qualified Stock Option Agreements under the Directors Stock Option Plan after September 1, 1999 is incorporated by reference to Exhibit 10.32 of the Company’s Report on Form 10-Q for the Quarter Ended December 31, 1999.

10.36@	Written Description of Fiscal 2011 Annual Incentive and Profit Sharing Plans is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 8, 2010.

10.37@	Summary of Fiscal 2012 Annual Incentive and Profit Sharing Plans is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2012.

10.38@	Written Description of Fiscal 2013 Annual Incentive and Profit Sharing Plans is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 19, 2012.

10.39@	Written Description of Fiscal 2014 Annual Incentive and Profit Sharing Plans is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 19, 2013.

10.40@	Severance Agreement, dated December 18, 2008, between the Company and Harry T. Rittenour is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed December 24, 2008.

10.41@	Severance Agreement, dated December 18, 2008, between the Company and Mark S. Hoefing is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on December 24, 2008.

10.42@	Severance Agreement, dated December 18, 2008, between the Company and John H. Lowry III is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed December 24, 2008.

10.43@	Severance Agreement, dated July 2, 2010, between the Company and Richard Price is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed July 2, 2010.

10.44@

First Amendment to Severance Agreement, dated July 2, 2010, between Richard Price and Perceptron, Inc., is incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 8-K filed on September 6, 2012.

10.45

License Agreement (from Perceptron to Inspectron), dated August 30, 2012, between Inspectron Inc. and Perceptron, Inc., is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on September 6, 2012.

10.46

License Agreement (from Inspectron to Perceptron), dated August 30, 2012, between Inspectron Inc. and Perceptron, Inc., is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on September 6, 2012.

10.47

Mutual Covenant Not to Compete, dated August 30, 2012, between Inspectron Inc. and Perceptron, Inc., is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on September 6, 2012.

10.48

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

_____________________

*Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

**   XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

@Indicates a management contract, compensatory plan or arrangement.