Form 10-K/A
period 2013-06-30
PERCEPTRON INC/MI
filed 2013-09-27
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

2

EXPLANATORY NOTE

Perceptron, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the period ended June 30, 2013, as originally filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2013 (the “Original Report”).  This Amendment No. 1 is being filed solely to include an Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm, which was inadvertently omitted from the EDGAR conversion of the Original Report that was filed today with the SEC and amend the Exhibit List at the end of the Original Report to include references to an Exhibit 23.1, the BDO USA, LLP consent which is being filed with this Amendment No. 1, and to an Exhibit 23.2, the Grant Thornton, LLP consent which was filed with the Original Report.  As a result of this Amendment No. 1, the management certifications, filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Original Report, have been re-executed and are being re-filed as of the date of this Form 10-K/A.  This Amendment No. 1 does not affect any other items in the Company’s Original Report.

Except as otherwise expressly stated in the items contained in this Amendment No.  1, this Amendment No. 1 continues to speak as of the date of the Original Report and the Company has not modified or updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Report.  Accordingly, this Amended Report should be read in conjunction with the Company’s Original Report.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

(b)Exhibits

Exhibit No.Description

23.1Consent of the Company’s Independent Registered Public Accounting Firm, BDO USA, LLP

31.1Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.2Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perceptron, Inc.

(Registrant)

Date:  September 27, 2013By: /s/ John H. Lowry III

John H. Lowry III

Vice President and Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.Description

23.1Consent of the Company’s Independent Registered Public Accounting Firm, BDO USA, LLP

31.1Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.2Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).