Form 10-Q
period 2013-09-30
PERCEPTRON INC/MI
filed 2013-11-14
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.

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

Large accelerated filer¨	Accelerated filer¨
Non-accelerated filer¨ (Do not check if a smaller reporting company)	Smaller reporting companyþ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ¨	Noþ

The number of shares outstanding of each of the issuer’s classes of common stock as of November 6, 2013, was:

Common Stock, $0.01 par value	8,896,918
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2013

+

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
(In Thousands, Except Per Share Amount)	2013	2013
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$21,648	$13,364
Short-term investments	11,153	13,321
Receivables:
Billed receivables, net of allowance for doubtful accounts	13,003	21,499
of $119 and $174, respectively
Unbilled receivables	422	506
Other receivables	230	261
Inventories, net of reserves of $1,176 and $1,124, respectively	7,403	6,783
Deferred taxes	1,342	1,342
Other current assets	1,751	1,468
Total current assets	56,952	58,544

Property and Equipment
Building and land	6,433	6,422
Machinery and equipment	13,617	13,301
Furniture and fixtures	1,142	1,137
	21,192	20,860
Less - Accumulated depreciation and amortization	(15,521)	(15,282)
Net property and equipment	5,671	5,578

Long-term Investments	725	725
Deferred Tax Asset	9,502	9,298

Total Assets	$72,850	$74,145

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,501	$2,561
Accrued liabilities and expenses	4,267	3,794
Accrued compensation	1,372	3,324
Income taxes payable	650	1,075
Deferred revenue	6,507	6,496
Total current liabilities	14,297	17,250

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 8,844 and 8,619, respectively	88	86
Accumulated other comprehensive income (loss)	474	(94)
Additional paid-in capital	41,118	39,442
Retained earnings	16,873	17,461
Total shareholders' equity	58,553	56,895

Total Liabilities and Shareholders' Equity	$72,850	$74,145

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands, Except Per Share Amounts)	2013	2012

Net Sales	$12,372	$12,148
Cost of Sales	8,085	6,551
Gross Profit	4,287	5,597

Operating Expenses
Selling, general and administrative	3,476	3,363
Engineering, research and development	1,654	1,557
Total operating expenses	5,130	4,920

Operating Income (Loss)	(843)	677

Other Income and (Expenses)
Interest income, net	12	44
Foreign currency gain (loss)	(3)	146
Other	(1)	-
Total other income (expense)	8	190

Income (Loss) from Continuing Operations Before Income Taxes	(835)	867

Income Tax Benefit (Expense)	247	(238)

Income (Loss) from Continuing Operations	(588)	629

Discontinued Operations
Commercial Products Business Unit (net of $13 tax expense)	-	26
Total income from discontinued operations (Note 11)	-	26

Net Income (Loss)	$(588)	$655

Basic Earnings (Loss) Per Common Share
Continuing operations	$(0.07)	$0.08
Discontinued operations	-	-
Net Income (Loss)	$(0.07)	$0.08

Diluted Earnings (Loss) Per Common Share
Continuing operations	$(0.07)	$0.08
Discontinued operations	-	-
Net Income (Loss)	$(0.07)	$0.08

Weighted Average Common Shares Outstanding
Basic	8,682	8,424
Dilutive effect of stock options	-	88
Diluted	8,682	8,512

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Month Ended
	September 30,
(In Thousands)	2013	2012

Net Income (Loss)	$(588)	$655
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	568	414

Comprehensive Income (Loss)	$(20)	$1,069

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Three Months Ended
	September 30,
(In Thousands)	2013	2012

Cash Flows from Operating Activities
Net income (loss)	$(588)	$655
Income from discontinued operations	-	(26)
Adjustments to reconcile net income (loss) to net cash provided from
(used for) operating activities:
Depreciation and amortization	172	158
Stock compensation expense	132	39
Deferred income taxes	(192)	387
Disposal of assets and other	(123)	90
Allowance for doubtful accounts	(59)	37
Changes in assets and liabilities
Receivables, net	8,995	4,772
Inventories	(522)	(1,135)
Accounts payable	(1,166)	(1)
Other current assets and liabilities	(2,402)	(2,401)
Net cash provided from operating activities-continuing operations	4,247	2,575
Net cash used for operating activities-discontinued operations	-	(552)
Net cash provided from operating activities	4,247	2,023

Cash Flows from Financing Activities
Proceeds from stock plans	1,547	138
Net cash provided from financing activities	1,547	138

Cash Flows from Investing Activities
Purchases of short-term investments	(4,642)	(5,149)
Sales of short-term investments	7,080	3,822
Capital expenditures	(246)	(329)
Proceeds from sale of Commercial Products Business Unit assets (Note 11)	-	838
Net cash provided from (used for) investing activities	2,192	(818)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	298	77

Net Increase in Cash and Cash Equivalents	8,284	1,420
Cash and Cash Equivalents, July 1	13,364	12,984
Cash and Cash Equivalents, September 30	$21,648	$14,404

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.Basis of Presentation

The accompanying Consolidated Financial Statements should be read in conjunction with the Company’s 2013 Annual Report on Form  10-K.  In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2.New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. The new guidance was effective for the Company beginning July 1, 2013 and did not have a material impact on the Company’s financial statements.

In March 2013, the FASB issued guidance on a parent entity’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning July 1, 2014. The Company does not anticipate a  material impact on its financial statements upon adoption.

In July 2013, the FASB issued updated guidance on the presentation of unrecognized tax benefits when a net operating loss carry−forward, a similar tax loss, or a tax credit carry−forward exists. The update clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry−forward, a similar tax loss, or a tax credit carry−forward. In situations where the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. While early adoption is permitted, the Company expects to adopt the updated guidance on January 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued updated guidance permitting the Federal Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. government rate and LIBOR. Prior to the amendment, only U.S. Treasury and the LIBOR swap rates were considered benchmark interest rates. Including the Federal Funds Effective Swap Rate as an acceptable U.S. benchmark interest rate, in addition to U.S. Treasury and LIBOR rates, provides a more comprehensive spectrum of interest rates to be utilized as the designated benchmark interest rate risk component under the hedge accounting guidance. The updated guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have a material impact on the Company’s financial statements.

3.Revenue Recognition

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

4.Financial Instruments

For a discussion on the Company’s fair value measurement policies for Financial Instruments, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

The following table presents the Company’s investments at September 30, 2013 and June 30, 2013 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).  The fair value of the Company’s investments approximates their cost basis.

Description	September 30, 2013	Level 1	Level 2	Level 3
Mutual funds	$51	$51	$-	$-
Fixed deposits and certificates of deposit	6,017	-	6,017	-
Variable rate demand notes	1,850	-	1,850	-
Repurchase agreements	3,235	-	3,235	-
Total	$11,153	$51	$11,102	$-

Description	June 30, 2013	Level 1	Level 2	Level 3
Mutual funds	$25	$25	$-	$-
Fixed deposits and certificates of deposit	9,581	-	9,581	-
Variable rate demand notes	1,715	-	1,715	-
Repurchase agreements	2,000	-	2,000	-
Total	$13,321	$25	$13,296	$-

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

5.Inventory

Inventory is stated at the lower of cost or market.  The cost of inventory is determined by the first-in, first-out (“FIFO”) method.  The Company provides a reserve for obsolescence to recognize the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  When the related inventory is disposed of, the obsolescence reserve is reduced.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,176,000 and $1,124,000 at September 30, 2013 and June 30, 2013, respectively, is comprised of the following (in thousands):

	September 30,	June 30,
Inventory	2013	2013
Component parts	$3,203	$2,648
Work in process	505	376
Finished goods	3,695	3,759
Total	$7,403	$6,783

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

At September 30, 2013, the Company had $11.2 million of short-term investments that primarily represented $6.0 million in time deposits or certificates of deposit, $1.9 million in variable rate demand notes and $3.2 million in repurchase agreements.  Included in short-term investments is restricted cash that serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantees are outstanding.  Interest is earned on the restricted cash and recorded as interest income. At September 30, 2013 and June 30, 2013, restricted cash was $617,000 and $772,000, respectively.

At September 30, 2013, the Company held a long-term investment in preferred stock that is not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  The Company estimated that the fair market value of this investment at September 30, 2013 exceeded $725,000 based on observable market activity and an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs, (i) the underlying structure of the security; (ii) the present value of the future principal discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of the security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.

7.Credit Facilities

The Company had no debt outstanding at September 30, 2013 and June 30, 2013.

The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”).  On October 31, 2013, the Company entered into a Sixth Amendment to the Credit Agreement that extended the maturity date until November 2, 2015 and increased the dividend amount the Company could declare to $2.5 million from $1.8 million in any fiscal year provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth of not less than $33.2 million.  The Company was in compliance with this financial covenant at September 30, 2013.  The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year.

At September 30, 2013, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $473,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases bearing an interest rate of 7.15%.  The facility allows up to 250,000 Euros to be used for providing bank guarantees bearing an interest rate of 2.0%.  The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.

8.Stock-Based Compensation

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

Stock Options

Options outstanding under the 2004 Stock Incentive Plan and the 1992 and 1998 Plans generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant.  All options outstanding under the 1992 and Directors Plans are vested and expire ten years from the date of grant.  Option prices from options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.  The Company uses the Black-Scholes model for determining stock option valuations.  The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values.  The expected term of option exercises is derived from historical data regarding employee exercises and post-vesting employment termination behavior.  The risk-free rate of return is based on published U.S. Treasury rates in effect for the corresponding expected term.  The expected volatility is based on historical volatility of the Company’s stock price.  These factors could change in the future, which would affect the stock-based compensation expense in future periods.

The Company recognized non-cash, stock option compensation costs in the amount of $84,000 and  $39,000 in the three months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $632,000.  The Company expects to recognize this cost over a weighted average vesting period of 3.05 years.

The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

	Three Months Ended	Three Months Ended
	9/30/2013	9/30/2012
Weighted average estimated fair value per
share of options granted during the period	$3.11	$2.24
Assumptions:
Dividend yield	2.10	-
Common stock price volatility	38.88%	44.86%
Risk free rate of return	1.67%	0.62%
Expected option term (in years)	5	5

The Company received approximately $1,469,000 and $113,000 in cash from option exercises under all share-based payment arrangements for the three months ended September 30, 2013 and 2012, respectively.

Restricted Shares

Restricted stock awards under the 2004 Stock Incentive Plan are earned based on an individual’s achievement of performance goals during the previous fiscal year with a subsequent one year service vesting after the issuance date.  The grant date fair value associated with the restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of the Company’s Common Stock on the grant date authorized by the Company’s Board of Directors, multiplied by the number of restricted stock awards expected to be issued and vested and is amortized over the combined performance and service periods. The stock based compensation expense recorded for restricted stock awards for the three months ended September 30, 2013 was $13,500.    As of September 30, 2013, the total remaining unrecognized compensation cost related to restricted stock awards amounted to $49,500.

A summary of the status of restricted shares issued at September 30, 2013 is presented in the table below.

Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2013	-	$-
Granted	22,550	5.39
Vested	-	-
Forfeited or expired	-	-
Nonvested at September 30, 2013	22,550	$5.39

9.Earnings Per Share

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

Options to purchase 163,359 and 930,033 shares of common stock outstanding in the three months ended September 30, 2013 and 2012, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

10.Commitments and Contingencies

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

11.Discontinued Operations

On August 30, 2012, the Company sold substantially all of the assets of its Commercial Products Business Unit (“CBU”), for approximately $838,000 in cash. The purchaser also assumed certain liabilities and obligations of CBU.  The Company retained the CBU accounts receivable balance at August 30, 2012 of approximately $608,000.  The sale of CBU resulted in an after-tax gain of approximately $124,000 in the first quarter of fiscal 2013 that offset a loss on the CBU operations of $98,000.

Information regarding revenue and operating results of CBU included in discontinued operations is as follows (in thousands):

	Three Months Ended	Two Months Ended
	9/30/2013	8/31/2012
Net Sales	$-	$595
Operating Loss	$-	$(148)

The operating loss reported for CBU above does not include corporate costs previously allocated between the Company’s operating segments, which remain with the Company.

The Company’s balance sheet at September 30, 2013 and June 30, 2013, did not have any assets or liabilities related to CBU.

12.Dividends

On September 27, 2012, the Company’s Board of Directors declared a special dividend as shown in the chart below.

	Dividend
Declaration date	Per Share	Record Date	Total Amount	Payment Date
			(in thousands)

September 27, 2012	$0.25	October 10, 2012	$2,124	November 1, 2012

In fiscal 2013, the Company also announced that it intends to pay regular annual dividends. The Company may change its dividend policy and dividend amounts at any time, or discontinue the payment of dividends altogether.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

SAFE HARBOR STATEMENT

We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2014 and future new order bookings, revenue, expenses, net income and backlog levels, future dividend payments, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products, the rate of adoption of our Helix®   technology, and our ability to fund our fiscal year 2014 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K, for fiscal year 2013.  The Company’s Board of Directors may change the Company’s dividend policy and dividend amounts at any time, or discontinue the payment of dividends altogether, due to a number of factors, including covenants in the Company’s loan agreement requiring the approval of the Company’s bank prior to the payment of dividends, the Company’s levels of available capital, the Company’s future operating results, or the determination to use or reserve the Company’s cash resources for other purposes.  Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.  The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions.  These projections are subject to change based upon a wide variety of factors, a number of which are discussed above.  Certain of these new orders have been delayed in the past and could be delayed in the future.  Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line.  In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process.  A significant portion of the Company’s projected revenues and net income may depend upon the Company’s ability to successfully develop and introduce new products, expand into new geographic markets or continue sales with current and future customers.  Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. dollars and Euros, Yen and Real.  Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries.  Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.

OVERVIEW

Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact measurement and inspection solutions for industrial applications.  The Company’s primary operations are in North America, Europe and Asia.  While the Company has one operating segment, its non-contact measurement solutions are divided into Automated Systems and Technology Components.  Automated Systems products consist of a number of complete metrology solutions for industrial process control – AutoGauge®, AutoGauge® Plus, AutoFit®, AutoScan®, and AutoGuide® that utilize both our TriCam® and Helix® technologies.  These products are used by the Company’s customers to improve product quality, shorten product launch cycles, reduce overall manufacturing costs, and manage complex manufacturing processes.  Technology Components products include ScanWorks®, ScanWorks®xyz, WheelWorks® and Multi-line Sensor products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment markets.  Additionally, the Company provides a number of Value Added Services that are primarily related to the Automated Systems line of products.  The largest market served by the Company is the automotive market.

New vehicle tooling programs represent the most important selling opportunity for the Company’s automotive-related sales.  The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans.  The existing installed base of Automated Systems products also provides a continuous revenue stream in the form of system additions, upgrades, modifications, and Value Added Services such as customer training and support.  Opportunities for Technology Component products include growth from WheelWorks® original equipment manufacturing customers and ScanWorks®xyz.  The multi-line WheelWorks® sensor provides a scalable and flexible solution for original equipment manufacturers of production wheel alignment systems.  The ScanWorks®xyz product opens up a new market opportunity by allowing customers to add scanning capability to their existing coordinate measuring machines.

On August 30, 2012, the Company completed the sale of substantially all of the assets of its Commercial Products Business Unit (“CBU”).  The disposal and operating results of CBU resulted in a net, after-tax gain of approximately $26,000 in the first quarter of fiscal 2013. CBU was reported as a discontinued operation beginning in fiscal year 2012. There was no activity associated with CBU in the first quarter of fiscal 2014.

During the first quarter of fiscal 2014, the Company had a net loss of $588,000 compared to net income of $655,000 in the first quarter of fiscal 2013.  The $1.2 million difference in net income between the quarters was primarily the result of a reduction in gross profit related to timing differences between the recognition of revenue and material and labor costs related to the revenue. The Company’s gross margin is normally lower in quarters where sales are relatively soft due to the fixed nature of certain costs of goods sold.  In fiscal 2014, the Company had higher labor costs expensed on certain projects where a greater portion of the corresponding revenue was recognized in a previous quarter. In the first quarter last year, the Company had a high amount of buy-off and other labor-related revenue recorded in that quarter.  Buy-off and labor-related revenue can occur in a quarter subsequent to when the costs to achieve the buy-off or labor-related revenue have been incurred.  This was the situation that contributed to the higher gross margin last year than would normally be expected on a  $12.1 million revenue level.  Operating expenses increased in fiscal 2014 by 4.3% over the first quarter of fiscal 2013 primarily related to year over year salary related increases.  Fiscal 2013’s results also included $146,000 in foreign currency income that did not occur in fiscal 2014.

Outlook – Based on independent industry forecasts, the Company believes that there will be a favorable environment for sales in the automotive industry for the foreseeable future. Automotive manufacturers lowered their unit sales breakeven points in the severe downturn in 2009 – 2010 and have seen their unit sales continue to increase since that time.  Independent industry forecasts indicate that unit sales are expected to continue to grow over the next 2-3 years. This indicates the financial health of the automotive manufacturers should continue to be strong and should result in their interest and ability to invest in new models and quality improvement methods. The Company remains encouraged by customer acceptance and the performance of its Helix® hardware and Vector software platform. A new release of the Vector software platform is expected within twelve months that will broaden the number of automotive applications that can be performed with the Helix® family of sensors. Based on customers’ current delivery and installation schedules, and the Company’s record backlog level, the Company  expects quarterly sales improvement during the fiscal year, with the second half of fiscal year 2014 expected to be considerably stronger than the first half and a profitable fiscal 2014.  The Company also expects gross margins to return to more normal levels for the rest of fiscal year 2014.  The Company’s financial base remains strong with $32.8 million in cash and short-term investments and no debt at September 30, 2013.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Overview – Net sales in the first quarter of fiscal year 2014 were $12.4 million with a net loss of $588,000, or ($0.07) per diluted share, compared to net sales of $12.1 million and net income of $655,000, or $0.08 per diluted share in the first quarter of fiscal year 2013. During the first quarter of fiscal year 2013, the Company recorded income of $26,000, net of tax, from the sale and discontinued operations of its Commercial Products Business Unit.

Sales – The following table sets forth comparison data for the Company’s net sales by geographic location.

Sales (by location)	First Quarter		First Quarter
(in millions)	2014		2013		Increase/(Decrease)
Americas	$4.8	38.7%	$5.3	43.8%	$(0.5)	(9.4)%
Europe	4.7	37.9%	4.1	33.9%	0.6	14.6%
Asia	2.9	23.4%	2.7	22.3%	0.2	7.4%
Totals	$12.4	100.0%	$12.1	100.0%	$0.3	2.5%

Sales were approximately $12.4 million, or 2.5%, above the $12.1 million in the first quarter of fiscal year 2013.  Sales were approximately 14.6% higher in Europe and 7.4% higher in Asia, while sales in the Americas were down approximately 9.4%.  Europe’s revenue increased primarily due to higher Automated Systems sales and to a lesser extent, increased sales of Technology Components.  Approximately $250,000 of the sales increase in Europe related to the strength of the Euro this year compared to last year. The increase in sales in Asia was due to higher Automated Systems sales that offset lower Technology Component sales.  The decline in the Americas was principally due to fewer upgrades and additions to existing systems than in the first quarter of fiscal 2013 and lower Technology Component sales.

Bookings – Bookings represent new orders received from customers.  It should be noted that the Company’s level of new orders fluctuates from quarter to quarter and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.  The following table sets forth comparison data for the Company’s bookings by geographic location.

Bookings (by location)	First Quarter		First Quarter
(in millions)	2014		2013		Increase/(Decrease)
Americas	$3.6	20.2%	$3.1	24.2%	$0.5	16.1%
Europe	9.8	55.1%	7.0	54.7%	2.8	40.0%
Asia	4.4	24.7%	2.7	21.1%	1.7	63.0%
Totals	$17.8	100.0%	$12.8	100.0%	$5.0	39.1%

Bookings in the first quarter were approximately 39% higher than in the first quarter of fiscal year 2013 and increased in all three geographic regions. The increase in all three regions was principally due to higher orders for automated systems products. The stronger Euro also contributed approximately $425,000 to Europe’s increase.

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

Backlog (by location)	First Quarter		First Quarter
(in millions)	2014		2013		Increase/(Decrease)
Americas	$7.0	19.5%	$10.0	32.5%	$(3.0)	(30.0)%
Europe	18.2	50.7%	12.7	41.2%	5.5	43.3%
Asia	10.7	29.8%	8.1	26.3%	2.6	32.1%
Totals	$35.9	100.0%	$30.8	100.0%	$5.1	16.6%

The Company’s backlog grew approximately 16.6% from $30.8 million at September 30, 2012, to a record level of $35.9 million on September 30, 2013. Europe’s backlog increased by approximately $5.5 million, or 43%, due to strong bookings for several large automated systems projects.  Asia’s backlog increased 32% due to automated systems projects in China. The decline in the America’s backlog occurred about equally between the United States and Brazil.  Brazil had several large automated systems projects underway in the first quarter last year that have largely been completed while the United States had fewer orders for upgrades and additions to existing systems.

Gross Margin – The Company’s gross margin declined to 34.7% this year from 46.1% last year primarily as a result of timing differences between the recognition of revenue and material and labor costs related to the revenue. The Company’s gross margin is normally lower in quarters where sales are relatively soft due to the fixed nature of certain costs of goods sold.  In fiscal 2014, the Company had higher labor costs expensed on certain projects where a greater portion of the corresponding revenue was recognized in a previous quarter. In the first quarter last year, the Company had a high amount of buy-off and other labor-related revenue recorded in that quarter.  Buy-off and labor-related revenue can occur in a quarter subsequent to when the costs to achieve the buy-off or labor-related revenue have been incurred.  This was the situation that contributed to the higher gross margin last year than would normally be expected on a  $12.1 million revenue level.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $3.5 million, an increase of $113,000, or 3.4%, compared to the first quarter of fiscal 2013.  The increase occurred in sales and marketing costs, primarily in Europe and the United States. The effect of the stronger Euro relative to the U.S. dollar in the first quarter this year compared to last year increased European SG&A expense by approximately $50,000.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $1.7 million, an increase of $97,000, or 6.2%, over the first quarter last year.  The increase primarily resulted from higher salary and salary related costs in the quarter this year compared to last year.

Interest Income, net – Net interest income was $12,000 in the first quarter of fiscal 2014 compared with net interest income of $44,000 in the first quarter of fiscal 2013.  The decrease in interest income was primarily the result of lower yields on investments in the fiscal 2014 quarter compared to the fiscal 2013 quarter.

Foreign Currency – There was a net foreign currency loss of $3,000 in the first quarter of fiscal 2014 compared with a net foreign currency gain of $146,000 a year ago.  The gain in the quarter a year ago was primarily related to foreign currency changes in the Euro, the Indian Rupee and the Japanese Yen.

Income Taxes – The effective tax rate on continuing operations for the first quarter of fiscal 2014 was 29.6% compared to 27.5% in the first quarter of fiscal 2013. The effective rate in both fiscal quarters primarily reflects the effect of the mix of pre-tax profit and loss among the Company’s various operating entities and their countries’ respective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents were $21.6 million at September 30, 2013, compared to $13.4 million at June 30, 2013.  Cash was generated from continuing operations of approximately $4.2 million, $1.5 million received from stock plans, $2.4 million from net sales of short-term investments, and $298,000 from changes in foreign currency rates.  Offsetting cash received was $246,000 used for capital expenditure purchases.

Of the $4.2 million in cash provided from continuing operations, $4.9 million was generated from working capital changes, reduced by a net loss from operations of $588,000 and a reduction of $70,000 for non-cash items.  The change in working capital resulted from a decrease in receivables of $9.0 million, which was partially offset by a reduction in accounts payable of $1.2 million, an increase in inventories of $522,000 and a $2.4 million change in other current assets and liabilities.  The $9.0 million decrease in receivables primarily reflects the collection of the large receivables balance at June 30, 2013 and the level of sales in the first quarter of fiscal 2014.  The reduction in accounts payable represents normal fluctuations in the timing of payments.  The $522,000 increase in inventories primarily represented the timing of shipments of finished goods and additional raw materials purchased to manufacture the new Helix® sensors.  The $2.4 million change in other current assets and liabilities related primarily to a reduction in accrued compensation related to the payout of the Company’s fiscal 2013 profit sharing awards.

The Company provides a reserve for obsolescence to recognize the effects of engineering change orders and other matters that affect the value of the inventory.  A detailed review of the inventory is performed yearly with quarterly updates for known changes that have occurred since the annual review.  When inventory is deemed to have no further use or value, the Company disposes of the inventory and the reserve for obsolescence is reduced.  During the three-month period ended September 30, 2013, the Company increased its reserve for obsolescence by a net $52,000.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The Company decreased its allowance for doubtful accounts by a net $55,000 during the three-month period ended September 30, 2013.

At September 30, 2013, the Company had $32.8 million in cash, cash equivalents and short-term investments of which $21.2 million or 65% was held in foreign bank accounts.  The Company does not repatriate its foreign earnings and based on its business plan, current cash, cash equivalents and short-term investments, the level of cash, cash equivalents and short-term investments in foreign bank accounts is not expected to have an impact on the Company’s liquidity.

The Company had no debt outstanding at September 30, 2013 and June 30, 2013.  The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”).  On October 31, 2013, the Company entered into a Sixth Amendment to the Credit Agreement that extended the maturity date until November 2, 2015 and increased the dividend amount the Company could declare to $2.5 million from $1.8 million in any fiscal year provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth of not less than $33.2 million.  The Company was in compliance with this financial covenant at September 30, 2013.  The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year.

At September 30, 2013, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $473,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases bearing an interest rate of 7.15%.  The facility allows up to 250,000 Euros to be used for providing bank guarantees bearing an interest rate of 2.0%.  The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.

For a discussion of certain contingencies relating to the Company's liquidity, financial position and results of operations, see Item 1, “Legal Proceedings” and Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q, and Item 3, “Legal Proceedings” and Note 5 to the Consolidated Financial Statements, “Contingencies”, of the Company’s Annual Report on Form 10-K for fiscal year 2013.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies” of the Company’s Annual Report on Form 10-K for fiscal year 2013.

At September 30, 2013 the Company had short-term investments totaling $11.2 million and a long-term investment valued at $725,000.  See Note 6 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, contained in this Quarterly Report on Form 10-Q, for further information on the Company’s investments and their current valuation.  The market for the long-term investment is currently illiquid.

On September 27, 2012, the Company announced that its Board of Directors declared a special dividend of twenty-five ($0.25) per share of Common Stock.  The special dividend was paid on November 1, 2012.  During fiscal 2013, the Company also announced that it intended to pay regular annual dividends.  On May 7, 2013, the Board of Directors declared its first ever annual dividend of fifteen cents ($0.15) per share of Common Stock.  The Company may change its dividend policy and dividend amounts at any time, or discontinue the payment of dividends altogether.

The Company spent $246,000 on capital equipment in the first quarter of fiscal year 2014 and could spend up to approximately $1.9 million during fiscal year 2014 for capital equipment, although there is no binding commitment to do so.  Based on the Company’s current business plan, the Company believes that available cash on hand, short-term investments and existing credit facilities will be sufficient to fund anticipated fiscal year 2014 cash flow requirements, except to the extent that the Company implements business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

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

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the Company's Annual Report on Form 10-K for fiscal year 2013.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 to the Consolidated Financial Statements, “New Accounting Pronouncements”.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2013 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

As previously reported in the Company’s Annual Report on Form 10-K for fiscal year 2013, the Company is a party to a suit filed by 3CEMS, a Cayman Islands and People’s Republic of China corporation, on or about July 19, 2013 in the U.S. District Court for the Eastern District of Michigan.  The suit alleges that the Company breached its contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for the Company’s discontinued Commercial Products Business Unit.  3CEMS alleges that it purchased the component parts in advance of the receipt of orders from the Company based upon instructions they claim to have received from the Company.  The suit alleges damages of not less than $4.5 million.  The Company intends to vigorously defend against 3CEMS’ claims.

ITEM 1A.RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2013.

ITEM 6.EXHIBITS

4.14Sixth Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 6, 2013.

4.15Amendment to Revolving Credit Note, dated January 6, 2012, between Perceptron, Inc. and Comerica Bank, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 6, 2013.

10.8Third Amendment to Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan dated as of August 27, 2013 is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 30, 2013.

10.14Form of the Restricted Stock Award Agreement for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 30, 2013.

10.15Form of the Restricted Stock Award Agreement for Non-Employee Directors under the Perceptron, Inc. First Amended and Restated 2004 Incentive Plan is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed August 30, 2013.

10.25Second Amendment to Perceptron, Inc. Employee Stock Purchase Plan dated as of August 27, 2013 is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K on August 30, 2013.

31.1Certification by the Chief Executive Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2Certification by the Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS*XBRL Instance Document

101.SCH*XBRL Taxonomy Extension Schema

101.CAL*XBRL Taxonomy Extension Calculation Linkbase

101.LAB*XBRL Taxonomy Extension Label Linkbase

101.PRE*XBRL Taxonomy Extension Presentation Linkbase

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

Perceptron, Inc.
(Registrant)

Date: November 13, 2013	By:	/S/ Jeffrey M. Armstrong
Jeffrey M. Armstrong
President and Chief Executive Officer

Date: November 13, 2013	By:	/S/ John H. Lowry III
John H. Lowry III
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2013	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Vice President, Controller and Chief Accounting
Officer (Principal Accounting Officer)