Form 10-Q
period 2013-12-31
PERCEPTRON INC/MI
filed 2014-02-14
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2013.

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

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

The number of shares outstanding of each of the issuer’s classes of common stock as of February 6, 2014, was:

Common Stock, $0.01 par value	9,122,578
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2013

+

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(In Thousands, Except Per Share Amount)	2013	2013
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$18,121	$13,364
Short-term investments	15,860	13,321
Receivables:
Billed receivables, net of allowance for doubtful accounts	11,627	21,499
of $105 and $174, respectively
Unbilled receivables	392	506
Other receivables	349	261
Inventories, net of reserves of $1,198 and $1,124, respectively	8,220	6,783
Deferred taxes	1,342	1,342
Other current assets	1,690	1,468
Total current assets	57,601	58,544

Property and Equipment
Building and land	6,437	6,422
Machinery and equipment	13,622	13,301
Furniture and fixtures	1,143	1,137
	21,202	20,860
Less - Accumulated depreciation and amortization	(15,616)	(15,282)
Net property and equipment	5,586	5,578

Long-term Investments	725	725
Deferred Tax Asset	9,134	9,298

Total Assets	$73,046	$74,145

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,626	$2,561
Accrued liabilities and expenses	3,356	3,794
Accrued compensation	934	3,324
Income taxes payable	136	1,075
Deferred revenue	6,881	6,496
Total current liabilities	12,933	17,250

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,068 and 8,619, respectively	91	86
Accumulated other comprehensive income (loss)	789	(94)
Additional paid-in capital	42,767	39,442
Retained earnings	16,466	17,461
Total shareholders' equity	60,113	56,895

Total Liabilities and Shareholders' Equity	$73,046	$74,145

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands, Except Per Share Amounts)	2013	2012	2013	2012

Net Sales	$12,519	$13,229	$24,891	$25,377
Cost of Sales	7,543	8,030	15,628	14,581
Gross Profit	4,976	5,199	9,263	10,796

Operating Expenses
Selling, general and administrative	3,598	3,456	7,074	6,819
Engineering, research and development	1,642	1,593	3,296	3,150
Total operating expenses	5,240	5,049	10,370	9,969

Operating Income (Loss)	(264)	150	(1,107)	827

Other Income and (Expenses)
Interest income, net	51	32	63	76
Foreign currency loss	(246)	(304)	(249)	(158)
Other	1	5	-	5
Total other expense	(194)	(267)	(186)	(77)

Income (Loss) from Continuing Operations Before Income Taxes	(458)	(117)	(1,293)	750

Income Tax Benefit	51	301	298	63

Income (Loss) from Continuing Operations	(407)	184	(995)	813

Discontinued Operations
Commercial Products Business Unit (net of $13 tax expense)	-	-	-	26
Total income from discontinued operations (Note 11)	-	-	-	26

Net Income (Loss)	$(407)	$184	$(995)	$839

Basic Earnings (Loss) Per Common Share
Continuing operations	$(0.05)	$0.02	$(0.11)	$0.10
Discontinued operations	-	-	-	-
Net Income (Loss)	$(0.05)	$0.02	$(0.11)	$0.10

Diluted Earnings (Loss) Per Common Share
Continuing operations	$(0.05)	$0.02	$(0.11)	$0.10
Discontinued operations	-	-	-	-
Net Income (Loss)	$(0.05)	$0.02	$(0.11)	$0.10

Weighted Average Common Shares Outstanding
Basic	8,972	8,505	8,827	8,464
Dilutive effect of stock options	-	64	-	77
Diluted	8,972	8,569	8,827	8,541

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands)	2013	2012	2013	2012

Net Income (Loss)	$(407)	$184	$(995)	$839
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	315	379	883	793

Comprehensive Income (Loss)	$(92)	$563	$(112)	$1,632

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Six Months Ended
	December 31,
(In Thousands)	2013	2012

Cash Flows from Operating Activities
Net income (loss)	$(995)	$839
Income from discontinued operations	-	(26)
Adjustments to reconcile net income (loss) to net cash provided from
(used for) operating activities:
Depreciation and amortization	331	323
Stock compensation expense	240	91
Deferred income taxes	95	(261)
Disposal of assets and other	(189)	(407)
Allowance for doubtful accounts	(75)	(3)
Changes in assets and liabilities
Receivables, net	9,929	2,470
Inventories	(1,302)	(1,093)
Accounts payable	(857)	760
Other current assets and liabilities	(3,323)	(1,536)
Net cash provided from operating activities-continuing operations	3,854	1,157
Net cash used for operating activities-discontinued operations	-	(641)
Net cash provided from operating activities	3,854	516

Cash Flows from Financing Activities
Proceeds from stock plans	3,050	367
Payment of cash dividend	-	(2,124)
Net cash provided from (used for) financing activities	3,050	(1,757)

Cash Flows from Investing Activities
Purchases of short-term investments	(15,844)	(9,031)
Sales of short-term investments	13,788	9,913
Capital expenditures	(319)	(430)
Proceeds from sale of Commercial Products Business Unit assets (Note 11)	-	838
Net cash provided from (used for) investing activities	(2,375)	1,290

Effect of Exchange Rate Changes on Cash and Cash Equivalents	228	191

Net Increase in Cash and Cash Equivalents	4,757	240
Cash and Cash Equivalents, July 1	13,364	12,984
Cash and Cash Equivalents, December 31	$18,121	$13,224

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

The following table presents the Company’s investments at December 31, 2013 and June 30, 2013 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).  The fair value of the Company’s investments approximates their cost basis.

Description	December 31, 2013	Level 1	Level 2	Level 3
Mutual funds	$4	$4	$-	$-
Fixed deposits and certificates of deposit	8,496	-	8,496	-
Variable rate demand notes	1,625	-	1,625	-
Repurchase agreements	5,735	-	5,735	-
Total	$15,860	$4	$15,856	$-

Description	June 30, 2013	Level 1	Level 2	Level 3
Mutual funds	$25	$25	$-	$-
Fixed deposits and certificates of deposit	9,581	-	9,581	-
Variable rate demand notes	1,715	-	1,715	-
Repurchase agreements	2,000	-	2,000	-
Total	$13,321	$25	$13,296	$-

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

5.Inventory

Inventory is stated at the lower of cost or market.  The cost of inventory is determined by the first-in, first-out (“FIFO”) method.  The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,198,000 and $1,124,000 at December 31, 2013 and June 30, 2013, respectively, is comprised of the following (in thousands):

	December 31,	June 30,
Inventory	2013	2013
Component parts	$3,358	$2,648
Work in process	604	376
Finished goods	4,258	3,759
Total	$8,220	$6,783

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

At December 31, 2013, the Company had $15.9 million of short-term investments that primarily represented $8.5 million in time deposits or certificates of deposit, $1.6 million in variable rate demand notes and $5.7 million in repurchase agreements.  Included in short-term investments is restricted cash that serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations in China and India.  The cash is restricted as to withdrawal or use while the related bank guarantees are outstanding.  Interest is earned on the restricted cash and recorded as interest income. At December 31, 2013 and June 30, 2013, restricted cash was $450,000 and $772,000, respectively.

At December 31, 2013, the Company held a long-term investment in preferred stock that is not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  The Company estimated that the fair market value of this investment at December 31, 2013 exceeded $725,000 based on observable market activity and an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs, (i) the underlying structure of the security; (ii) the present value of the future principal discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of the security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.

7.Credit Facilities

The Company had no debt outstanding at December  31, 2013 and June 30, 2013.

The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”).  On October 31, 2013, the Company entered into a Sixth Amendment to the Credit Agreement that extended the maturity date until November 2, 2015 and increased the dividend amount the Company could declare to $2.5 million from $1.8 million in any fiscal year provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth of not less than $33.2 million.  The Company was in compliance with this financial covenant at December 31, 2013.  The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year.

At December 31, 2013, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $482,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases bearing an interest rate of 7.15%.  The facility allows up to 250,000 Euros to be used for providing bank guarantees bearing an interest rate of 2.0%.  The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.

8.Stock-Based Compensation

The Company maintains a 2004 Stock Incentive Plan (“2004 Plan”), a 1992 Stock Option Plan (“1992 Plan”) and a 1998 Global Team Member Stock Option Plan (“1998 Plan”) covering substantially all company employees and certain other key persons and a Directors Stock Option Plan (“Directors Plan”) covering all non-employee directors.  The 2004 Plan replaced the 1992 and Directors Plans as to future grants.  No further grants are permitted to be made under the terms of the 1992, 1998 and Directors Plans.  Options previously granted under the 1992, 1998 and Directors Plans will continue to be maintained until all options are exercised, cancelled or expire.  The 2004, 1992 and Directors Plans are administered by a committee of the Board of Directors, the Management Development, Compensation and Stock Option Committee.  The 1998 Plan is administered by the President of the Company.

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

Stock Options

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

The Company recognized non-cash, stock option compensation costs in the amount of $65,000 and $149,000 in the three and six months ended December 31, 2013, respectively.  The Company recognized non-cash, stock option compensation costs in the amount of $42,000 and $77,000 in the three and six months ended December 31, 2012, respectively.  As of December 31, 2013, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $742,000.  The Company expects to recognize this cost over a weighted average vesting period of 3.24 years.

The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Weighted average estimated fair value per
share of options granted during the period	$2.90	$2.30	$2.99	$2.27
Assumptions:
Dividend yield	2.10	-	2.10	-
Common stock price volatility	38.88%	44.86%	38.88%	44.86%
Risk free rate of return	1.43	0.63%	1.54%	0.62%
Expected option term (in years)	5	5	5	5

The Company received approximately $1,543,000 and $3,012,000 in cash from option exercises under all share-based payment arrangements for the three and six months ended December 31, 2013, respectively. The Company received approximately $65,000 and $178,000 in cash from option exercises under all share-based payment arrangements for the three and six months ended December 31, 2012, respectively.

Restricted Shares

Restricted stock awards under the 2004 Stock Incentive Plan are earned based on an individual’s achievement of performance goals during the previous fiscal year with a subsequent one year service vesting after the issuance date.  The grant date fair value associated with the restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of the Company’s Common Stock on the grant date authorized by the Company’s Board of Directors, multiplied by the number of restricted stock awards expected to be issued and vested and is amortized over the combined performance and service periods. The stock based compensation expense recorded for restricted stock awards for the three and six months ended December 31, 2013 was $43,000 and $57,000, respectively.  As of December 31, 2013, the total remaining unrecognized compensation cost related to restricted stock awards amounted to $421,000.

A summary of the status of restricted shares issued at December 31, 2013 is presented in the table below.

Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2013	-	$-
Granted	22,550	5.39
Vested	-	-
Forfeited or expired	-	-
Nonvested at December 31, 2013	22,550	$5.39

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

Options to purchase 178,000 and 1,009,000 shares of common stock outstanding in the three months ended December 31, 2013 and 2012, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Options to purchase 134,000 and 970,000 shares of common stock outstanding in the six months ended December 31, 2013 and 2012, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

10.Commitments and Contingencies

The Company may, from time to time, be subject to litigation and other claims in the ordinary course of its business.  The Company accrues for estimated losses arising from such litigation or claims if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. Since the outcome of litigation and claims is subject to significant uncertainty, changes in the factors used in the Company’s evaluation could materially impact the Company’s financial position or results of operations.

Management is currently unaware of any significant pending litigation affecting the Company other than the matter set forth below.

As previously reported in the Company’s Annual Report on Form 10-K for fiscal year 2013, on July 19, 2013, a civil suit was filed against the Company by 3CEMS, a Cayman Islands and People’s Republic of China corporation, with the U.S. District Court for the Eastern District of Michigan (the “3CEMS Matter”).  The suit alleged that the Company breached its contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for the Company’s discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders from the Company based upon instructions they claimed to have received from the Company.  The suit alleged damages of not less than $4.5 million.  Effective December 6, 2013, a Tolling Agreement (the “Tolling Agreement”) was entered into between the Company and 3CEMS.  The Tolling Agreement provided that 3CEMS would dismiss the suit against the Company without prejudice, permitting the parties to continue to discuss the dispute outside of litigation.  The Company has agreed that should 3CEMS subsequently seek to assert claims against the Company related to such suit the Company will not oppose the claims based on the statute of limitations or any other time-based defense, based upon the passage of time from July 19, 2013 to the date the Tolling Agreement is terminated.  The Tolling Agreement terminates on December 31, 2014 or, if earlier upon 20 days’ notice by either party.  On January 13, 2014, based upon 3CEMS’ voluntary dismissal, the Court entered an order of dismissal of the suit against the Company without prejudice.

Because of the inherent uncertainty of litigation and claims such as the 3CEMS Matter, the Company is unable to reasonably estimate a possible loss or range of loss relating to the 3CEMS Matter.

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

Information regarding revenue and operating results of CBU included in discontinued operations is as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Net Sales	$-	$-	$-	$595
Operating Loss	$-	$-	$-	$(148)

The operating loss reported for CBU above does not include corporate costs previously allocated between the Company’s operating segments, which remain with the Company.

The Company’s balance sheet at December 31, 2013 and June 30, 2013, did not have any assets or liabilities related to CBU.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

SAFE HARBOR STATEMENT

We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2014 and future new order bookings, revenue, expenses, net income and backlog levels, future dividend payments, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products, the rate of adoption of our Helix®   technology, and our ability to fund our fiscal year 2014 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,”  “prospects” or similar expressions, we are making forward-looking statements.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Part I, Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K, for fiscal year 2013.  The Company’s Board of Directors may change the Company’s dividend policy and dividend amounts at any time, or discontinue the payment of dividends altogether, due to a number of factors, including covenants in the Company’s loan agreement requiring the approval of the Company’s bank prior to the payment of dividends, the Company’s levels of available capital, the Company’s future operating results, or the determination to use or reserve the Company’s cash resources for other purposes.  Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.  The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions.  These projections are subject to change based upon a wide variety of factors, a number of which are discussed above.  Certain of these new orders have been delayed in the past and could be delayed in the future.  Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line.  In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process.  A significant portion of the Company’s projected revenues and net income may depend upon the Company’s ability to successfully develop and introduce new products, expand into new geographic markets or continue sales with current and future customers.  Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollar, Euro, Chinese Yuan and Japanese Yen.  Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries.  Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.

OVERVIEW

Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact 3D machine vision solutions for measurement, inspection, and robot guidance in industrial applications.  The Company’s primary operations are in North America, Europe and Asia.  While the Company has one operating segment, its non-contact measurement solutions are divided into Automated Systems and Technology Components.  Automated Systems products consist of a number of complete metrology solutions for industrial process control – AutoGauge®, AutoGauge® Plus, AutoFit®, AutoScan®, AutoGuide® and Helix® gauging and robot guidance solutions.  These products are used by the Company’s customers to improve product quality, shorten product launch cycles, reduce overall manufacturing costs, and manage complex manufacturing processes.  Technology Components products include ScanWorks®, ScanWorks®xyz, and WheelWorks®. products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment markets.  Additionally, the Company provides a number of Value Added Services that are primarily related to the Automated Systems line of products.  The largest market served by the Company is the automotive market.

New vehicle tooling programs represent the most important selling opportunity for the Company’s automotive-related sales.  The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans.  The existing installed base of Automated Systems products also provides a continuous revenue stream in the form of system additions, upgrades, modifications, and Value Added Services such as customer training and support.  Opportunities for Technology Component products include growth from ScanWorks®xyz.  The ScanWorks®xyz product opens up a new market opportunity by allowing customers to add scanning capability to their existing coordinate measuring machines.

On August 30, 2012, the Company completed the sale of substantially all of the assets of its Commercial Products Business Unit (“CBU”).  The disposal and operating results of CBU resulted in a net, after-tax gain of approximately $26,000 in the first quarter of fiscal 2013. CBU was reported as a discontinued operation beginning in fiscal year 2012. There was no activity associated with CBU in the first or second quarters of fiscal 2014.

During the second quarter of fiscal 2014, the Company had a net loss of $407,000 compared to net income of $184,000 in the second quarter of fiscal 2013.  The $591,000 difference in net income between the second quarters of fiscal 2014 and 2013 was primarily the result of lower sales of $710,000 in the fiscal 2014 quarter.  Gross margin is comparable between the second quarters of fiscal 2014 and 2013, but is lower than anticipated for the full year.  The Company’s gross margin is normally lower in quarters when sales are relatively soft, due to the fixed nature of certain cost of goods sold.  Operating expenses increased in the second quarter of fiscal 2014, by 3.8% as compared to the second quarter of fiscal 2013.  The increase primarily reflects higher salaries and salary-related expenses and higher recruiting costs related to recent changes in the Company’s executive officers.

Outlook –We do not believe reported results for the second quarter and first half of fiscal 2014 are reflective of Perceptron’s strong competitive position or our longer-term prospects.  With backlog at a record $40.4 million, we expect significantly higher sales in the second half of our 2014 fiscal year compared to the first six months of the year as we deliver on scheduled shipments and begin to partially work down our record backlog.  In particular, we have a large number of shipments and installations scheduled in Europe, a challenge we believe our team is prepared to handle successfully.  We expect gross margins to increase in the second half of fiscal 2014 to historical levels, as a result of the expected increase in sales levels in the third and fourth quarters.  Due to an increase in the Company’s public float, as of December 31, 2013, Perceptron, Inc. will become an accelerated filer for its fiscal 2014 year end.  This change in filing status requires the Company to have an audit of its internal control over financial reporting (ICFR), which will increase fees related to the annual audit.  Sales for fiscal 2014 are expected to be in the same range as fiscal 2013 and we still expect a profitable fiscal year 2014.  Our confidence in our full-year outlook is driven by the positive reception our products continue to receive in our core automotive markets.  Over the past several months, we have been recognized by several auto manufacturers for the contributions our products make to the quality of their vehicles.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Overview – Net sales in the second quarter of fiscal year 2014 were $12.5 million with a net loss of $407,000, or ($0.05) per diluted share, compared to net sales of $13.2 million and net income of $184,000, or $0.02 per diluted share in the second quarter of fiscal year 2013.

Sales – The following table sets forth comparison data for the Company’s net sales by geographic location.

Sales (by location)	Second Quarter		Second Quarter
(in millions)	2014		2013		Increase/(Decrease)
Americas	$4.4	35.2%	$5.0	37.9%	$(0.6)	(12.0)%
Europe	5.7	45.6%	5.2	39.4%	0.5	9.6%
Asia	2.4	19.2%	3.0	22.7%	(0.6)	(20.0)%
Totals	$12.5	100.0%	$13.2	100.0%	$(0.7)	(5.3)%

Sales were approximately $12.5 million, or 5.3%, lower than the $13.2 million in the second quarter of fiscal year 2013.  Sales were approximately 9.6% higher in Europe while sales in the Americas and Asia were down approximately 12.0% and 20.0%, respectively.  Europe’s revenue increased primarily due to higher Automated Systems sales and to a lesser extent, increased sales of Technology Components.  Approximately $280,000 of the sales increase in Europe related to the strength of the Euro this year compared to last year. The decrease in sales in Asia was principally due to lower Automated Systems sales and to a lesser extent, lower Technology Component sales.  The decline in the Americas was primarily due to lower Automated Systems sales that were partially offset by higher Technology Component sales.    Changes in sales levels reflect normal quarter to quarter fluctuations as a result of requested delivery and installation schedules from our customers.

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

Bookings (by location)	Second Quarter		Second Quarter
(in millions)	2014		2013		Increase/(Decrease)
Americas	$6.4	37.6%	$3.6	29.8%	$2.8	77.8%
Europe	5.4	31.8%	6.0	49.6%	(0.6)	(10.0)%
Asia	5.2	30.6%	2.5	20.6%	2.7	108.0%
Totals	$17.0	100.0%	$12.1	100.0%	$4.9	40.5%

Bookings in the second quarter were 40.5% higher than in the second quarter of fiscal year 2013 due to significant increases in the Americas and Asia. The increase in the Americas and Asia was principally due to higher orders for Automated Systems products. The decrease in Europe was primarily related to lower Value Added Services and to a lesser extent, lower Automated Systems orders.  The stronger Euro helped offset some of the decrease in bookings by approximately $420,000.

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

Backlog (by location)	Second Quarter		Second Quarter
(in millions)	2014		2013		Increase/(Decrease)
Americas	$9.1	22.5%	$8.7	29.3%	$0.4	4.6%
Europe	17.9	44.3%	13.5	45.4%	4.4	32.6%
Asia	13.4	33.2%	7.5	25.3%	5.9	78.7%
Totals	$40.4	100.0%	$29.7	100.0%	$10.7	36.0%

The Company’s backlog grew approximately 36.0% from $29.7 million at December 31, 2012, to a record level of $40.4 million on December 31, 2013. Europe’s backlog increased by approximately $4.4 million, or 33%, due to strong bookings for several large Automated Systems projects.  Included in Europe’s backlog are orders for the previously announced project that was delayed by the customer into the second half of fiscal 2014.  Asia’s backlog increased 79% primarily due to Automated Systems projects in China. The Americas backlog increased primarily due to higher Automated Systems orders that were partially offset by a decrease in Brazil’s backlog for Automated Systems orders.

Gross Margin –  The Company’s gross margin percentage was comparable at 39.7% of sales in the second quarter this year to 39.3% last year. Gross Margin in the second quarter is lower than anticipated for a full fiscal year.  The Company’s gross margin is normally lower in quarters when sales are relatively soft, due to the fixed nature of certain cost of goods sold.  The mix of revenue in the second quarter of fiscal 2014 reflected lower material costs as a percentage of revenue when compared to the second quarter of fiscal 2013.  Partially offsetting the lower material costs, were higher costs related to additional personnel and year over year salary increases.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $3.6 million, an increase of $142,000, or 4.1%, compared to the second quarter of fiscal 2013.  The increase was primarily due to higher executive recruiting expenses. Year over year salary increases and salary related costs also contributed to the increase.  The effect of the stronger Euro relative to the U.S. dollar in the second quarter this year compared to last year increased European SG&A expense by approximately $50,000.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $1.6 million, an increase of $49,000, or 3.1%, over the first quarter last year.  The increase primarily resulted from higher salary and salary-related costs in the quarter this year compared to last year, which includes an increase in personnel and year over year salary increases, partially offset by a decrease in engineering materials costs.

Interest Income, net – Net interest income was $51,000 in the second quarter of fiscal 2014 compared with net interest income of $32,000 in the first quarter of fiscal 2013.  The increase in interest income was primarily the result of higher invested cash balances in fiscal 2014 when compared to fiscal 2013.

Foreign Currency – There was a net foreign currency loss of $246,000 in the second quarter of fiscal 2014 compared with a net foreign currency loss of $304,000 a year ago.  The $58,000 decrease in net foreign currency losses was primarily related to favorable changes in the Japanese Yen and the Brazilian Real, partially offset by unfavorable changes in the Indian Rupee.

Income Taxes – The effective tax rate on continuing operations for the second quarter of fiscal 2014 was 11.08% compared to 257.75% in the second quarter of fiscal 2013. The effective rate in both fiscal quarters primarily reflects the effect of the mix of pre-tax income and loss among the Company’s various operating entities and their countries’ respective tax rates.  In the fiscal 2014 quarter, foreign pre-tax losses at an effective tax rate of 23.9% were partially offset by pre-tax income in the United States at an effective tax rate of 30.3%.    Affecting the unusual effective tax rate in the fiscal 2013 quarter was the fact that the United States had a pre-tax loss at an effective tax rate of 37.9% that was substantially offset by foreign pre-tax income at a lower effective tax rate of 14.9%.

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Overview – For the first half of fiscal 2014, the Company reported a net loss from continuing operations of $995,000 or ($0.11) per diluted share, compared to income from continuing operations of $813,000 or $0.10 per diluted share, for the first half of fiscal 2013.  On August 30, 2012, the Company sold substantially all of the assets of its Commercial Products Business Unit (“CBU”).  Accordingly, CBU results are reported as a discontinued operation. In the six months ended December 31, 2012 the Company reported income of $26,000, net of taxes, related to CBU.  The Company’s net loss for the first half of fiscal 2014 was $995,000, or ($0.11) per diluted share, compared to net income of $839,000 or $0.10 per diluted share for the first half of fiscal 2013.  Specific line item results are described below.

Sales – Net sales in the first six months of fiscal 2014 were $24.9 million, compared to $25.4 million for the six months ended December 31, 2012.  The following tables set forth comparison data for the Company’s net sales by geographic location.

Sales (by location)	Six Months		Six Months
(in millions)	Ended 12/31/13		Ended 12/31/12		Increase/(Decrease)
Americas	$9.2	36.9%	$10.3	40.6%	$(1.1)	(10.7)%
Europe	10.3	41.4%	9.3	36.6%	1.0	10.8%
Asia	5.4	21.7%	5.8	22.8%	(0.4)	(6.9)%
Totals	$24.9	100.0%	$25.4	100.0%	$(0.5)	(2.0)%

Sales in the Americas decreased $1.1 million, principally due to lower Automated Systems sales. European sales increased $1.0 million primarily from higher Automated Systems sales and to a lesser extent from higher Technology Component sales.  The stronger Euro in fiscal 2014 had the effect of increasing European sales by approximately $530,000.  Sales in Asia decreased primarily due to lower Technology Component sales.

Bookings – Bookings represent new orders received from customers.  New order bookings for the six months ended December 31, 2013 were $34.9 million compared to $24.8 million for the same period one year ago.  It should be noted that historically, the Company’s level of new orders has varied from period to period and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.  The following tables set forth comparison data for the Company’s bookings by geographic location.

Bookings (by location)	Six Months		Six Months
(in millions)	Ended 12/31/13		Ended 12/31/12		Increase/(Decrease)
Americas	$10.1	28.9%	$6.7	27.0%	$3.4	50.7%
Europe	15.1	43.3%	12.9	52.0%	2.2	17.1%
Asia	9.7	27.8%	5.2	21.0%	4.5	86.5%
Totals	$34.9	100.0%	$24.8	100.0%	$10.1	40.7%

The increase in bookings of $10.1 million for the six-month period of fiscal 2014 was primarily due to higher Automated Systems orders in all geographic regions.  The stronger Euro also contributed approximately $850,000 to Europe’s increase. The increase in Asia’s bookings of $4.5 million was partially offset by lower bookings for Technology Component products.

Gross Margin – Gross margin was $9.3 million, or 37.2% of sales, in the first half of fiscal 2014, as compared to $10.8 million, or 42.5% of sales, in the first half of fiscal 2013.  The fiscal 2013 six month period had a high level of final buy-off revenue on completed projects that primarily occurred in the first quarter of fiscal 2013.  This resulted in a higher gross margin in the fiscal 2013 six month period when compared to a similar level of sales in the current six month period.  Cost of goods sold was also higher in fiscal 2014, primarily related to increases in salary and salary-related expenses which included additional personnel and year over year salary increases.  Higher benefits and travel expenses in fiscal 2014 also contributed to the variance.  The effect of the stronger Euro in the first half of fiscal 2014 compared to 2013 increased gross margin by approximately $230,000.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were $7.1 million in the first half of fiscal 2014 compared to $6.8 million in the same period one year ago.    The increase of approximately $255,000, or 3.7% was primarily due to year over year salary increases and salary-related costs.  SG&A expenses were also higher for recruiting costs related to the recent changes in the Company’s executive officers.  Partially offsetting the increases in SG&A were lower bad debt expense and legal fees.  The stronger Euro in the fiscal 2014 period compared to fiscal 2013, increased expenses by approximately $100,000.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $3.3 million for the six months ended December 31, 2013 compared to $3.2 million for the six-month period a year ago.  The $146,000 increase was primarily due to higher salary and salary-related costs, which include additional personnel and year over year salary increases that were partially offset by lower engineering materials expenses.

Interest Income, net – Net interest income was $63,000 in the first half of fiscal 2014 compared with net interest income of $76,000 in the first half of fiscal 2013. The decrease was principally due to lower interest rates in the first half of fiscal 2014 compared to the first half of fiscal 2013.

Foreign Currency – There was a net foreign currency loss of $249,000 in the first half of fiscal 2014 compared with a loss of $158,000 a year ago.  The $91,000 change in foreign currency losses principally represented unfavorable changes in the Indian Rupee and to a lesser extent unfavorable changes in the Euro that were partially offset by favorable changes in the Brazilian Real and Japanese Yen.

Income Taxes – The effective tax rate on income from continuing operations for the first six months of fiscal 2014 was 23.0% compared to 8.4% in the first half of fiscal 2013.  The effective tax rate in both fiscal periods primarily reflected the effect of the mix of pre-tax income and loss among the Company’s various operating entities and their countries’ respective tax rates.  The effective tax rate in the United States was 24.0% on pre-tax income in the fiscal 2014 period compared to 40.1% on a  pre-tax loss in the fiscal 2013 period.  The foreign subsidiaries combined effective tax rates were 23.3% on a  combined pre-tax loss in the fiscal 2014 period compared to 20.9% on combined pre-tax income in the 2013 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents were $18.1 million at December 31, 2013, compared to $13.4 million at June 30, 2013.  The $4.7 million increase in cash was provided from continuing operations of approximately $3.8 million, cash received from stock plans of $3.1 million, and $228,000 from changes in foreign currency rates.  Offsetting cash received was $2.1 million used for net purchases of short-term investments and $319,000 used for capital expenditure purchases.

Of the $3.8 million in cash provided from continuing operations, $4.4 million was generated from working capital changes and $995,000 was used for operations less non-cash items totaling $402,000.  The change in working capital resulted from a decrease in receivables of $9.9 million, which was partially offset by a $3.3 million change in other current assets and liabilities, an increase in inventories of $1.3 million and a reduction in accounts payable of $857,000.  The $9.9 million decrease in receivables primarily reflects the collection of the large receivables balance at June 30, 2013 and the level of sales in the first half of fiscal 2014.  The $3.3 million change in other current assets and liabilities related primarily to a reduction in accrued compensation related to the payout of the Company’s fiscal 2013 profit sharing awards.    The $1.3 million increase in inventories primarily represented the timing of shipments of finished goods, additional raw materials purchased to manufacture the new Helix® sensors and safety stock levels needed to reduce lead time requirements.  The reduction in accounts payable represents normal fluctuations in the timing of payments.

The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the six-month period ended December 31, 2013, the Company increased its reserve for obsolescence by a net $74,000.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The Company decreased its allowance for doubtful accounts by a net $69,000 during the six-month period ended December 31, 2013.

At December 31, 2013, the Company had $34.0 million in cash, cash equivalents and short-term investments of which $21.7 million or 64% was held in foreign bank accounts.  The Company does not repatriate its foreign earnings and based on its business plan, current cash, cash equivalents and short-term investments, the level of cash, cash equivalents and short-term investments in foreign bank accounts is not expected to have an impact on the Company’s liquidity.

The Company had no debt outstanding at December 31, 2013 and June 30, 2013.  The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”).  On October 31, 2013, the Company entered into a Sixth Amendment to the Credit

Agreement that extended the maturity date until November 2, 2015 and increased the dividend amount the Company could declare to $2.5 million from $1.8 million in any fiscal year provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth of not less than $33.2 million.  The Company was in compliance with this financial covenant at December 31, 2013.  The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year.

At December 31, 2013, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $482,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases bearing an interest rate of 7.15%.  The facility allows up to 250,000 Euros to be used for providing bank guarantees bearing an interest rate of 2.0%.  The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.

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

At December 31, 2013 the Company had short-term investments totaling $15.9 million and a long-term investment valued at $725,000.  See Note 6 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, contained in this Quarterly Report on Form 10-Q, for further information on the Company’s investments and their current valuation.  The market for the long-term investment is currently illiquid.

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

The Company spent $319,000 on capital equipment in the first six months of fiscal year 2014 and could spend up to an aggregate of approximately $1.9 million for capital expenditures during fiscal 2014, although there is no binding commitment to do so.  Based on the Company’s current business plan, the Company believes that available cash on hand, short-term investments and existing credit facilities will be sufficient to fund anticipated fiscal 2014 cash flow requirements, except to the extent that the Company implements business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2013 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

As previously reported in the Company’s Annual Report on Form 10-K for fiscal year 2013, on July 19, 2013, a civil suit was filed against the Company by 3CEMS, a Cayman Islands and People’s Republic of China corporation, with the U.S. District Court for the Eastern District of Michigan.  The suit alleged that the Company breached its contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for the Company’s discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders from the Company based upon instructions they claimed to have received from the Company.  The suit alleged damages of not less than $4.5 million.  Effective December 6, 2013, a Tolling Agreement (the “Tolling Agreement”) was entered into between the Company and 3CEMS.  The Tolling Agreement provided that 3CEMS would dismiss the suit against the Company without prejudice, permitting the parties to continue to discuss the dispute outside of litigation.  The Company has agreed that should 3CEMS subsequently seek to assert claims against the Company related to such suit the Company will not oppose the claims based on the statute of limitations or any other time-based defense, based upon the passage of time from July 19, 2013 to the date the Tolling Agreement is terminated.  The Tolling Agreement terminates on December 31, 2014 or, if earlier upon 20 days’ notice by either party.  On January 13, 2014, based upon 3CEMS’ voluntary dismissal, the Court entered an order of dismissal of the suit against the Company without prejudice.  See Note 10 of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies”.

ITEM 1A.RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2013.

ITEM 6.EXHIBITS

10.49Offer Letter dated October 24, 2013 between Jeffrey M. Armstrong and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 31, 2013.

10.50Severance Agreement dated October 24, 2013 between Jeffrey M. Armstrong and the Company is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 31, 2013.

10.51Consulting Agreement and related Release Agreement dated October 31, 2013 between Harry T. Rittenour and the Company is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 31, 2013.

10.52Offer Letter dated February 4, 2014 between Keith R. Marchiando and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2014.

10.53Severance Agreement dated February 11, 2014 between Keith R. Marchiando and the Company is incorporated by reference to Exhibit 10.2 of the Company’s Current Report Form 8-K filed on February 13, 2014.

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

Perceptron, Inc.
(Registrant)

Date: February 14, 2014	By:	/S/ Jeffrey M. Armstrong
Jeffrey M. Armstrong
President and Chief Executive Officer

Date: February 14, 2014	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Vice President, Acting Chief Financial Officer,
Controller and Chief Accounting Officer
(Principal Financial and Accounting Officer)