Form 10-K/A
period 2013-06-30
PERCEPTRON INC/MI
filed 2014-04-03
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Perceptron, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to the Company’s Annual Report on Form 10-K for the period ended June 30, 2013, as originally filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2013 (the “Original Report”).  This Amendment No. 2 is being filed solely to include a correction to the Report of Independent Registered Public Accounting Firm for Grant Thornton, LLP to add reference to the Consolidated Statements of Comprehensive Income.  As a result of this Amendment No. 2, the management certifications, filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Original Report, have been re-executed and re-filed as of the date of this Form 10-K/A.  This Amendment No. 2 does not affect any other items in the Company’s Original Report.

Except as otherwise expressly stated in the items contained in this Amendment No. 2, this Amendment No. 2 continues to speak as of the date of the Original Report and the Company has not modified or updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Report.  Accordingly, this Amended Report should be read in conjunction with the Company’s Original Report.  The filing of this Amended Report shall not be deemed an admission that the Original Report when filed included any untrue statement of a material fact or omitted a material fact necessary to make a statement therein not misleading.

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

Troy, Michigan

September 26, 2013

[GRANT THORNTON LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Perceptron, Inc.

We have audited the accompanying consolidated balance sheet of Perceptron, Inc. (a Michigan corporation) and subsidiaries as of June 30, 2012, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the two years in the period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

(b)Exhibits

Exhibit No.	Description

23.1	Consent of the Company’s Independent Registered Public Accounting Firm, BDO USA, LLP

23.2	Consent of the Company’s Independent Registered Public Accounting Firm, Grant Thornton LLP.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perceptron, Inc.

(Registrant)

Date:  April 3, 2014By: /s/ Keith R. Marchiando

Keith R. Marchiando

Vice President and Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No	Description of Exhibits

23.1	Consent of the Company’s Independent Registered Public Accounting Firm, BDO USA, LLP

23.2	Consent of the Company’s Independent Registered Public Accounting Firm, Grant Thornton LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).