Form 10-Q
period 2014-03-31
PERCEPTRON INC/MI
filed 2014-05-15
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014.

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

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

The number of shares outstanding of each of the issuer’s classes of common stock as of May 9, 2014, was:

Common Stock, $0.01 par value	9,147,715
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2014

+

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
(In Thousands, Except Per Share Amount)	2014	2013
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$19,626	$13,364
Short-term investments	14,268	13,321
Receivables:
Billed receivables, net of allowance for doubtful accounts	16,840	21,499
of $212 and $174, respectively
Unbilled receivables	352	506
Other receivables	307	261
Inventories, net of reserves of $1,379 and $1,124, respectively	7,887	6,783
Deferred taxes	1,339	1,342
Other current assets	1,950	1,468
Total current assets	62,569	58,544

Property and Equipment
Building and land	6,437	6,422
Machinery and equipment	13,715	13,301
Furniture and fixtures	1,149	1,137
	21,301	20,860
Less - Accumulated depreciation and amortization	(15,799)	(15,282)
Net property and equipment	5,502	5,578

Long-term Investments	725	725
Deferred Tax Asset	9,993	9,298

Total Assets	$78,789	$74,145

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,172	$2,561
Accrued liabilities and expenses	4,254	3,794
Accrued compensation	1,202	3,324
Income taxes payable	1,329	1,075
Deferred revenue	6,654	6,496
Total current liabilities	15,611	17,250

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,148 and 8,619, respectively	91	86
Accumulated other comprehensive income (loss)	692	(94)
Additional paid-in capital	43,448	39,442
Retained earnings	18,947	17,461
Total shareholders' equity	63,178	56,895

Total Liabilities and Shareholders' Equity	$78,789	$74,145

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands, Except Per Share Amounts)	2014	2013	2014	2013

Net Sales	$17,328	$14,765	$42,219	$40,142
Cost of Sales	9,166	7,420	24,794	22,001
Gross Profit	8,162	7,345	17,425	18,141

Operating Expenses
Selling, general and administrative	3,913	3,413	10,987	10,232
Engineering, research and development	1,630	1,636	4,926	4,786
Total operating expenses	5,543	5,049	15,913	15,018

Operating Income	2,619	2,296	1,512	3,123

Other Income and (Expenses)
Interest income, net	58	50	121	126
Foreign currency gain/(loss)	110	(249)	(139)	(407)
Other	-	-	-	5
Total other income (expense)	168	(199)	(18)	(276)

Income from Continuing Operations Before Income Taxes	2,787	2,097	1,494	2,847

Income Tax Expense	(306)	(761)	(8)	(698)

Income from Continuing Operations	2,481	1,336	1,486	2,149

Discontinued Operations
Commercial Products Business Unit
(net of $16 and $29 of tax expense, respectively)	-	31	-	57
Total income from discontinued operations (Note 11)	-	31	-	57

Net Income	$2,481	$1,367	$1,486	$2,206

Basic Earnings Per Common Share
Continuing operations	$0.27	$0.16	$0.17	$0.25
Discontinued operations	-	-	-	0.01
Net Income	$0.27	$0.16	$0.17	$0.26

Diluted Earnings Per Common Share
Continuing operations	$0.26	$0.16	$0.16	$0.25
Discontinued operations	-	-	-	0.01
Net Income	$0.26	$0.16	$0.16	$0.26

Weighted Average Common Shares Outstanding
Basic	9,130	8,538	8,928	8,489
Dilutive effect of stock options	235	109	244	79
Diluted	9,365	8,647	9,172	8,568

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands)	2014	2013	2014	2013

Net Income	$2,481	$1,367	$1,486	$2,206
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(97)	(323)	786	470

Comprehensive Income	$2,384	$1,044	$2,272	$2,676

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Nine Months Ended
	March 31,
(In Thousands)	2014	2013

Cash Flows from Operating Activities
Net income	$1,486	$2,206
Income from discontinued operations	-	(57)
Adjustments to reconcile net income to net cash provided from
(used for) operating activities:
Depreciation and amortization	510	479
Stock compensation expense	373	148
Deferred income taxes	(719)	(1)
Disposal of assets and other	(205)	(19)
Allowance for doubtful accounts	33	(22)
Changes in assets and liabilities
Receivables, net	3,730	2,234
Inventories	(972)	(1,961)
Accounts payable	1,234	538
Other current assets and liabilities	(2,063)	(858)
Net cash provided from operating activities-continuing operations	3,407	2,687
Net cash used for operating activities-discontinued operations	-	(828)
Net cash provided from operating activities	3,407	1,859

Cash Flows from Financing Activities
Proceeds from stock plans	3,638	501
Payment of cash dividend	-	(2,124)
Net cash provided from (used for) financing activities	3,638	(1,623)

Cash Flows from Investing Activities
Purchases of short-term investments	(23,178)	(11,650)
Sales of short-term investments	22,677	10,797
Capital expenditures	(413)	(626)
Proceeds from sale of Commercial Products Business Unit assets (Note 11)	-	838
Net cash used for investing activities	(914)	(641)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	131	23

Net Increase (Decrease) in Cash and Cash Equivalents	6,262	(382)
Cash and Cash Equivalents, July 1	13,364	12,984
Cash and Cash Equivalents, March 31	$19,626	$12,602

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

In July 2013, the FASB issued updated guidance on the presentation of unrecognized tax benefits when a net operating loss carry−forward, a similar tax loss, or a tax credit carry−forward exists. The update clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry−forward, a similar tax loss, or a tax credit carry−forward. In situations where the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The new guidance was effective for the Company beginning January 1, 2014 and did not have a material impact on the Company’s financial statements.

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

3.Revenue Recognition

Revenue related to products and services is recognized upon shipment when title and risk of loss has passed to the customer or upon completion of the service, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated.

The Company also has multiple element arrangements in its Automated Systems product line that may include elements such as, equipment, installation, labor support and/or training.  Each element has value on a stand-alone basis and the delivered elements do not include general rights of return.  Accordingly, each element is considered a separate unit of accounting.  When available, the Company allocates arrangement consideration to each element in a multiple element arrangement based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements.  When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence.  Because the Company’s products contain a significant level of proprietary technology, customization or differentiation such that comparable pricing of products with similar functionality cannot be obtained, the Company uses, in these cases, its best estimate of selling price (“BESP”).  The Company determines the BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin.

For multiple element arrangements, the Company defers from revenue recognition the greater of the relative fair value of any undelivered elements of the contract or the portion of the sales price of the contract that is not payable until the undelivered elements are completed.  As part of this evaluation, the Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, including a consideration of payment terms that delay payment until those future deliveries are completed.

Some multiple element arrangements contain installment payment terms with a final payment (“final buy-off”) due upon the Company’s completion of all elements in the arrangement or when the customer’s final acceptance is received.  The Company recognizes revenue for each completed element of a contract when it is both earned and realizable.  A provision for final customer acceptance generally does not preclude revenue recognition for the delivered equipment element because the Company rigorously tests equipment prior to shipment to ensure it will function in the customer’s environment.  The final acceptance amount is assigned to specific element(s) identified in the contract, or if not specified in the contract, to the last element or elements to be delivered that represent an amount at least equal to the final payment amount.

The Company’s Automated Systems products are designed and configured to meet each customer’s specific requirements.  Timing for the delivery of each element in the arrangement is primarily determined by the customer’s requirements and the number of elements ordered.  Delivery of all of the multiple elements in an order will typically occur over a three to 15 month period after the order is received.

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

The following table presents the Company’s investments at March 31, 2014 and June 30, 2013 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).  The fair value of the Company’s investments approximates their cost basis.

Description	March 31, 2014	Level 1	Level 2	Level 3
Mutual funds	$11	$11	$-	$-
Fixed deposits and certificates of deposit	11,196	-	11,196	-
Variable rate demand notes	1,325	-	1,325	-
Repurchase agreements	1,736	-	1,736	-
Total	$14,268	$11	$14,257	$-

Description	June 30, 2013	Level 1	Level 2	Level 3
Mutual funds	$25	$25	$-	$-
Fixed deposits and certificates of deposit	9,581	-	9,581	-
Variable rate demand notes	1,715	-	1,715	-
Repurchase agreements	2,000	-	2,000	-
Total	$13,321	$25	$13,296	$-

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

5.Inventory

Inventory is stated at the lower of cost or market.  The cost of inventory is determined by the first-in, first-out (“FIFO”) method.  The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,379,000 and $1,124,000 at March 31, 2014 and June 30, 2013, respectively, is comprised of the following (in thousands):

	March 31,	June 30,
Inventory	2014	2013
Component parts	$3,122	$2,648
Work in process	661	376
Finished goods	4,104	3,759
Total	$7,887	$6,783

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

At March 31, 2014, the Company had $14.2 million of short-term investments that primarily represented $11.2 million in time deposits or certificates of deposit, $1.3 million in variable rate demand notes and $1.7 million in repurchase agreements.  Included in short-term investments is restricted cash that serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations in China and India.  The cash is restricted as to withdrawal or use while the related bank guarantees are outstanding.  Interest is earned on the restricted cash and recorded as interest income. At March 31, 2014 and June 30, 2013, restricted cash was $665,000 and $772,000, respectively.

At March 31, 2014, the Company held a long-term investment in preferred stock that is not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  The Company estimated that the fair market value of this investment at March 31, 2014 exceeded $725,000 based on observable market activity and an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs, (i) the underlying structure of the security; (ii) the present value of the future principal discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of the security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.

7.Credit Facilities

The Company had no debt outstanding at March  31, 2014 and June 30, 2013.

The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”).  On October 31, 2013, the Company entered into a Sixth Amendment to the Credit Agreement that extended the maturity date until November 2, 2015 and increased the dividend amount the Company could declare to $2.5 million from $1.8 million in any fiscal year provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth of not less than $33.2 million.  The Company was in compliance with this financial covenant at March 31, 2014.  The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year.

At March 31, 2014, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $481,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases bearing an interest rate of 7.15%.  The facility allows up to 250,000 Euros to be used for providing bank guarantees bearing an interest rate of 2.0%.  The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.

8.Stock-Based Compensation

The Company maintains a 2004 Stock Incentive Plan (“2004 Plan”) and a 1998 Global Team Member Stock Option Plan (“1998 Plan”) covering substantially all company employees and certain other key persons and a Directors Stock Option Plan (“Directors Plan”) covering all non-employee directors.  The Company also had a 1992 Stock Option Plan (“1992 Plan”).  During fiscal year 2014, all remaining options under the 1992 Plan were exercised or expired and no options remain outstanding.  The 2004 Plan replaced the 1992 and Directors Plans as to future grants.  No further grants are permitted to be made under the terms of the 1992, 1998 and Directors Plans.  Options previously granted under the 1998 and Directors Plans will continue to be maintained until all options are exercised, cancelled or expire.  The 2004 and Directors Plans are administered by a committee of the Board of Directors, the Management Development, Compensation and Stock Option Committee.  The 1998 Plan is administered by the President of the Company.

Awards under the 2004 Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.  The terms of the awards will be determined by the Management Development, Compensation and Stock Option Committee, except as otherwise specified in the 2004 Plan.

Stock Options

Options outstanding under the 2004 Plan generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant.  All options outstanding under the 1998 and Directors Plans are vested and expire ten years from the date of grant.  Option prices from options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.  The Company uses the Black-Scholes model for determining stock option valuations.  The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values.  The expected term of option exercises is derived from historical data regarding employee exercises and post-vesting employment termination behavior.  The risk-free rate of return is based on published U.S. Treasury rates in effect for the corresponding expected term.  The expected volatility is based on historical volatility of the Company’s stock price.  These factors could change in the future, which would affect the stock-based compensation expense in future periods.

The Company recognized non-cash, stock option compensation costs in the amount of $67,000 and $216,000 in the three and nine months ended March 31, 2014, respectively.  The Company recognized non-cash, stock option compensation costs in the amount of $57,000 and $148,000 in the three and nine months ended March 31, 2013, respectively.  As of March 31, 2014, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $800,000.  The Company expects to recognize this cost over a weighted average vesting period of 3.15 years.

The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.  The Company did not grant any stock options during the three months ended March 31, 2013.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Weighted average estimated fair value per
share of options granted during the period	$4.18	$-	$3.18	$2.27
Assumptions:
Dividend yield	$2.10	$-	$2.10	$-
Common stock price volatility	38.88%	-	38.88%	44.86%
Risk free rate of return	1.46%	-	1.53%	0.62%
Expected option term (in years)	5	-	5	5

The Company received approximately $540,000 and $3,552,000 in cash from option exercises under all share-based payment arrangements for the three and nine months ended March 31, 2014, respectively. The Company received approximately $128,000 and $307,000 in cash from option exercises under all share-based payment arrangements for the three and nine months ended March 31, 2013, respectively.

Restricted Shares

Restricted stock awards under the 2004 Plan are earned based on an individual’s achievement of performance goals during the previous fiscal year with a subsequent one year service vesting after the issuance date.  The grant date fair value associated with the restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of the Company’s Common Stock on the grant date authorized by the Company’s Board of Directors, multiplied by the number of restricted stock awards expected to be issued and vested and is amortized over the combined performance and service periods. The stock based compensation expense recorded for restricted stock awards for the three and nine months ended March 31, 2014 was  $66,000 and $123,000, respectively.  As of March 31, 2014, the total remaining unrecognized compensation cost related to restricted stock awards amounted to $336,000.

A summary of the status of restricted shares issued at March 31, 2014 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2013	-	$-
Granted	22,550	5.39
Vested	-	-
Forfeited or expired	(4,600)	-
Nonvested at March 31, 2014	17,950	$5.39

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

Options to purchase 13,000 and 761,000 shares of common stock outstanding in the three months ended March 31, 2014 and 2013, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Options to purchase 172,000 and 980,000 shares of common stock outstanding in the nine months ended March 31, 2014 and 2013, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

11.Discontinued Operations

On August 30, 2012, the Company sold substantially all of the assets of its Commercial Products Business Unit (“CBU”), for approximately $838,000 in cash. The purchaser also assumed certain liabilities and obligations of CBU.  The Company retained the CBU accounts receivable balance at August 30, 2012 of approximately $608,000.  The sale of CBU resulted in an after-tax gain of approximately $124,000 in the first quarter of fiscal year 2013 that offset a loss on the CBU operations of $98,000.  In the third quarter of fiscal year 2013, the Company recorded an after-tax gain of $31,000 related to the settlement of certain liabilities.

Information regarding revenue and operating results of CBU included in discontinued operations is as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Net Sales	$-	$-	$-	$595
Operating Loss	$-	$-	$-	$(148)

The operating loss reported for CBU above does not include corporate costs previously allocated between the Company’s operating segments, which remain with the Company.

The Company’s balance sheet at March 31, 2014 and June 30, 2013, did not have any assets or liabilities related to CBU.

12.Dividends

On September 27, 2012, the Company’s Board of Directors declared a special dividend as shown in the chart below.

	Dividend
Declaration date	Per Share	Record Date	Total Amount	Payment Date
			(in thousands)

September 27, 2012	$0.25	October 10, 2012	$2,124	November 1, 2012

In fiscal year 2013, the Company also announced that it intended to pay regular annual dividends. The Company may change its dividend policy and dividend amounts at any time, or discontinue the payment of dividends altogether.

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

On August 30, 2012, the Company completed the sale of substantially all of the assets of its Commercial Products Business Unit (“CBU”).  CBU is reported as a discontinued operation.  The disposal and operating results of CBU resulted in a net, after-tax gain of approximately

$31,000 and $57,000 in the three and nine months ended March 31, 2013.  There has been no activity associated with CBU in the nine months ended March 31, 2014.

During the third quarter of fiscal year 2014, the Company had net income of $2.5 million compared to net income of $1.4 million in the third quarter of fiscal year 2013.  The $1.1 million difference in net income between the third quarters of fiscal years 2014 and 2013 was primarily the result of higher sales of $2.5 million in the fiscal year 2014 quarter.  Gross margin was $8.2 million in the current quarter and increased by approximately $817,000 or 11.1%, from the third quarter of last year primarily due to the higher level of sales in the quarter.  The gross margin percentage of 47.1% decreased from 49.7% in the year-ago third quarter, primarily due to the Company’s product mix in each quarter.  As anticipated, the gross margin for the first nine months of the year increased to 41.3%, from 37.2% reported for the first six months of fiscal year 2014.  The fixed nature of certain cost of goods sold can cause a variation in gross margin from quarter-to-quarter.

Outlook –As anticipated, delivery of scheduled shipments in Europe and higher sales of Automated Systems in Asia drove strong third quarter fiscal year 2014 sales and led to a net profit for both the quarter and nine-month period.  During the quarter, the Company’s backlog decreased as forecasted from the record level it had reached at the end of the second quarter.  The Company expects backlog in the fourth quarter will decrease slightly as a result of another anticipated strong quarter of sales exceeding bookings in the quarter.  Due to an increase in the value of the Company’s public float, as of December 31, 2013, Perceptron, Inc. will become an accelerated filer for its fiscal year 2014 year end.  This change in filing status requires the Company to have an audit of its internal control over financial reporting (ICFR), which will increase fees related to the annual audit.  For the full-fiscal year 2014, we project to be profitable and have sales in the range of fiscal year 2013.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Overview – Net sales in the third quarter of fiscal year 2014 were $17.3 million with net income of $2.5 million, or $0.26 per diluted share, compared to net sales of $14.8 million and net income of $1.4 million, or $0.16 per diluted share in the third quarter of fiscal year 2013.  During the third quarter of fiscal year 2013, the Company recorded income of $31,000, net of tax, from the sale and discontinued operations of its Commercial Products Business Unit.

Sales – The following table sets forth comparison data for the Company’s net sales by geographic location.

Sales (by location)	Third Quarter		Third Quarter
(in millions)	2014		2013		Increase/(Decrease)
Americas	$3.0	17.3%	$5.5	37.2%	$(2.5)	(45.5)%
Europe	9.6	55.5%	8.0	54.0%	1.6	20.0%
Asia	4.7	27.2%	1.3	8.8%	3.4	261.5%
Totals	$17.3	100.0%	$14.8	100.0%	$2.5	16.9%

Sales were approximately $17.3 million, or 16.9%, higher than the $14.8 million in the third quarter of fiscal year 2013.  Asia’s revenue increased primarily due to higher Automated Systems sales, partially offset by a decrease in Technology Component sales.  Europe’s sales increased primarily due to higher Automated Systems sales, and to a lesser extent, Value Added Services, partially offset by lower Technology Components sales.  In fiscal year 2014, currency movements contributed approximately $550,000 to the increase in sales, compared to last year, primarily related to the stronger Euro, which represented approximately $470,000 of the increase and to a lesser extent, the Chinese Yuan.  The decline in sales in the Americas was principally due to lower Automated Systems sales and to a lesser extent, Value Added Services sales.  Changes in sales levels reflect normal quarter to quarter fluctuations as a result of requested delivery and installation schedules from our customers.

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

Bookings (by location)	Third Quarter		Third Quarter
(in millions)	2014		2013		Increase/(Decrease)
Americas	$4.7	35.6%	$5.9	39.6%	$(1.2)	(20.3)%
Europe	5.6	42.4%	4.4	29.5%	1.2	27.3%
Asia	2.9	22.0%	4.6	30.9%	(1.7)	(37.0)%
Totals	$13.2	100.0%	$14.9	100.0%	$(1.7)	(11.4)%

Bookings totaled $13.2 million in the third quarter compared to $14.9 million in the same quarter of fiscal year 2013.  The $1.7 million decrease in bookings or 11.4% was primarily due to decreases in Asia and the Americas, partially offset by an increase in Europe.  The decrease in Asia was principally due to lower orders for Automated Systems products and to a lesser extent, Technology Components.  The decrease in the Americas was primarily related to a decrease in Automated Systems products and lower Value Added Services.  The increase in Europe was primarily related to higher orders for Automated Systems products and to a lesser extent, higher Value Added Services orders.  Currency movements, primarily in the Euro, helped increase bookings by approximately $44,000.

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

Backlog (by location)	Third Quarter		Third Quarter
(in millions)	2014		2013		Increase/(Decrease)
Americas	$10.8	29.7%	$9.0	30.2%	$1.8	20.0%
Europe	13.9	38.3%	9.9	33.2%	4.0	40.4%
Asia	11.6	32.0%	10.9	36.6%	0.7	6.4%
Totals	$36.3	100.0%	$29.8	100.0%	$6.5	21.8%

The Company’s backlog of $36.3 million represented the second highest backlog for the Company in over a decade and follows the record backlog achieved in the prior quarter. The Company’s backlog grew approximately 21.8% from $29.8 million at March 31, 2013, and reflected increases in all geographic regions.  Europe’s backlog increased approximately $4.0 million, or 40.4%, primarily due to bookings for Automated Systems projects.  The Americas’ backlog increased 20.0% primarily due to Automated Systems projects.  Asia’s backlog increased 6.4% primarily due to Automated Systems projects partially offset by a decrease in Technology Components orders.

Gross Margin – The Company’s gross margin percentage of 47.1% in the third quarter this year decreased from 49.7% last year.  The mix of products sold in the third quarter of fiscal year 2014 carried higher material costs as a percentage of revenue when compared to the third quarter of fiscal year 2013 and was the primary reason for the decrease.  Also contributing to the lower margin in the third quarter of fiscal year 2014 was higher costs related to additional personnel and year over year salary increases.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $3.9 million, an increase of $500,000, or 14.6%, compared to the third quarter of fiscal year 2013.  The increase was primarily due to higher recruiting and contract services costs principally related to the recent changes in the Company’s executive officers and salary and related costs.    The effect of the stronger Euro relative to the U.S. dollar in the third quarter this year compared to last year increased European SG&A expense by approximately $50,000.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses of $1.6 million were comparable to the third quarter last year.  Lower engineering materials costs in the current quarter were offset by higher salary and salary related costs, which included an increase in personnel and year over year salary increases.

Interest Income, net – Net interest income was $58,000 in the third quarter of fiscal year 2014 compared with net interest income of $50,000 in the third quarter of fiscal year 2013.  The increase in interest income was primarily the result of higher invested cash balances in fiscal year 2014 when compared to fiscal year 2013.

Foreign Currency – There was a net foreign currency gain of $110,000 in the third quarter of fiscal year 2014 compared with a net foreign currency loss of $249,000 a year ago.  The favorable change in foreign currency was primarily related to favorable changes in the Japanese Yen.

Income Taxes – The effective tax rate on continuing operations for the third quarter of fiscal year 2014 was 11.0% compared to 36.3% in the third quarter of fiscal year 2013. The effective rate in both fiscal quarters primarily reflects the effect of the mix of pre-tax income and loss across the Company’s various tax jurisdictions and their respective tax rates.  In the third quarter of fiscal year 2014, foreign pre-tax income at an effective tax rate of 22.1% was partially offset by a  pre-tax loss in the United States at an effective tax rate of 42.5%.

Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

Overview – For the nine months ended March 31, 2014, the Company reported income from continuing operations of $1.5 million or $0.16 per diluted share, compared to income from continuing operations of $2.1 million or $0.25 per diluted share, for the nine months ended March 31, 2013.  On August 30, 2012, the Company sold substantially all of the assets of its Commercial Products Business Unit (“CBU”).  Accordingly, CBU results are reported as a discontinued operation. In the nine months ended March 31, 2013 the Company reported income of $57,000, net of taxes, related to CBU.  The Company’s net income for the nine months ended March 31, 2014 was $1.5 million or $0.16 per diluted share, compared to net income of $2.2 million or $0.26 per diluted share for the nine months ended March 31, 2013.  Specific line item results are described below.

Sales – Net sales in the first nine months of fiscal year 2014 were $42.2 million, compared to $40.1 million for the nine months ended March 31, 2013.  The following tables set forth comparison data for the Company’s net sales by geographic location.

Sales (by location)	Nine Months		Nine Months
(in millions)	Ended 3/31/14		Ended 3/31/13		Increase/(Decrease)
Americas	$12.2	28.9%	$15.8	39.4%	$(3.6)	(22.8)%
Europe	20.0	47.4%	17.3	43.1%	2.7	15.6%
Asia	10.0	23.7%	7.0	17.5%	3.0	42.9%
Totals	$42.2	100.0%	$40.1	100.0%	$2.1	5.2%

Sales in Asia increased $3.0 million primarily due to higher Automated Systems sales, partially offset by lower Technology Component sales.  European sales increased $2.7 million primarily from higher Automated Systems sales.  Sales in the Americas decreased $3.6 million, principally due to lower Automated Systems sales.  In fiscal year 2014, currency movements contributed approximately $1.2 million to the increase in sales, compared to last year, primarily related to the stronger Euro, which represented approximately $1.0 million of the increase, and to a lesser extent, the Chinese Yuan.

Bookings – Bookings represent new orders received from customers.  New order bookings for the nine months ended March 31, 2014 were $48.0 million compared to $39.8 million for the same period one year ago.  It should be noted that historically, the Company’s level of new orders has varied from period to period and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.  The following tables set forth comparison data for the Company’s bookings by geographic location.

Bookings (by location)	Nine Months		Nine Months
(in millions)	Ended 3/31/14		Ended 3/31/13		Increase/(Decrease)
Americas	$14.7	30.6%	$12.7	31.9%	$2.0	15.7%
Europe	20.8	43.3%	17.3	43.5%	3.5	20.2%
Asia	12.5	26.1%	9.8	24.6%	2.7	27.6%
Totals	$48.0	100.0%	$39.8	100.0%	$8.2	20.6%

The increase in bookings of $8.2 million for the nine-month period of fiscal year 2014 was primarily due to higher Automated Systems orders in all geographic regions, partially offset by a decrease in Technology Components sales in Asia.  Currency movements, primarily in the Euro, helped increase bookings by approximately $1.0 million.

Gross Margin – Gross margin was $17.4 million, or 41.3% of sales, in the nine months ended March 31, 2014, as compared to $18.1 million, or 45.2% of sales, in the nine months ended March 31, 2013.  The primary reason for the variance in the gross margin and gross margin percentage was a favorable margin increase in the fiscal year 2013 nine-month period related to a high level of final buy-off revenue on completed projects.  Also contributing to the comparison were higher material costs, primarily related to the mix of products sold and to a lesser extent, increases in salary and salary-related expenses, which included additional personnel and year over year salary increases in the fiscal year 2014 period.  Fiscal year 2014 also had higher travel expenses, warranty and inventory obsolescence that were partially offset by lower outside labor costs.  The effect of the stronger Euro in the nine months ended March 31, 2014 compared to fiscal year 2013 increased gross margin by approximately $343,000.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were $11.0 million in the first nine months of fiscal year 2014 compared to $10.2 million in the same period one year ago.    The increase of approximately $755,000, or 7.4%, was primarily due to higher overall salary and salary related costs.  SG&A expenses were also higher for recruiting and contract services costs related to the recent changes in the Company’s executive officers.  The stronger Euro in the fiscal year 2014 period compared to fiscal year 2013, increased expenses by approximately $147,000.  Partially offsetting the increases in SG&A was lower legal fees.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $4.9 million for the nine months ended March 31, 2014 compared to $4.8 million for the nine-month period a year ago.  The increase was primarily due to higher salary and salary-related costs, which include additional personnel and year over year salary increases that were partially offset by lower engineering materials expenses.

Interest Income, net – Net interest income was $121,000 in the nine months ended March 31, 2014 compared with net interest income of $126,000 in the nine months ended March 31, 2013. The decrease was principally due to lower interest rates on invested cash in the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013.

Foreign Currency – There was a net foreign currency loss of $139,000 in the first nine months of fiscal year 2014 compared with a loss of $407,000 a year ago.  The $268,000 favorable change in foreign currency principally represented favorable changes in the Japanese Yen, and to a lesser extent, the Brazilian Real that were partially offset by unfavorable changes in the Indian Rupee and the Euro.

Income Taxes – The effective tax rate on income from continuing operations for the nine months ended March 31, 2014 was 0.6% compared to 24.5% in the nine months ended March 31, 2013.  The effective tax rate in both fiscal periods primarily reflected the effect of the mix of pre-tax income and loss across the Company’s tax jurisdictions and their respective tax rates.  The effective tax rates in the United States were 49.2% and 32.6% on pre-tax losses in the fiscal years 2014 and 2013 nine month periods, respectively. The foreign subsidiaries combined effective tax rates were 21.4% and 26.8% on combined pre-tax income in the fiscal years 2014 and 2013 nine month periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents were $19.6 million at March 31, 2014, compared to $13.4 million at June 30, 2013.  The $6.2 million increase in cash represented $3.4 million provided from continuing operations, cash received from stock plans of $3.6 million, and $131,000 from changes in foreign currency rates.  Offsetting cash received was $501,000 used for net purchases of short-term investments and $413,000 used for capital expenditure purchases.

Of the $3.4 million in cash provided from continuing operations, $1.9 million was generated from working capital changes and $1.5 million was generated by operations.  Cash generated from changes in working capital resulted from a decrease in receivables of $3.7 million and an increase in accounts payable of $1.2 million that were partially offset by a $2.0 million change in other current assets and liabilities and an increase in inventories of $1.0 million.  The $3.7 million decrease in receivables primarily represented cash collections as well as the lower level of sales in the third quarter of fiscal year 2014 compared to the fourth quarter ended June 30, 2013.  The increase in accounts payable represents normal fluctuations in the timing of payments.    The $2.0 million change in other current assets and liabilities related primarily to a reduction in accrued compensation related to the payout of the Company’s fiscal year 2013 profit sharing awards.  The $1.0 million increase in inventories primarily represented the timing of shipments of finished goods, additional raw materials purchased to manufacture the new Helix® sensors and an increase in stock levels to support reduced order lead times.

The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the nine-month period ended March 31, 2014, the Company increased its reserve for obsolescence by a net $255,000.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The Company increased its allowance for doubtful accounts by a net $38,000 during the nine-month period ended March 31, 2014.

At March 31, 2014, the Company had $33.9 million in cash, cash equivalents and short-term investments of which $21.4 million or 63% was held in foreign bank accounts.  The Company does not repatriate its foreign earnings and based on its business plan, current cash, cash equivalents and short-term investments in foreign bank accounts are not expected to have an impact on the Company’s liquidity.

The Company had no debt outstanding at March 31, 2014 and June 30, 2013.  The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”).  On October 31, 2013, the Company entered into a Sixth Amendment to the Credit Agreement that extended the maturity date until November 2, 2015 and increased the dividend amount the Company could declare to $2.5 million from $1.8 million in any fiscal year provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security under the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth of not less than $33.2 million.  The Company was in compliance with this financial covenant at March 31, 2014.  The Credit Agreement also requires the Company to have no advances outstanding for 30 days (which need not be consecutive) during each calendar year.

At March 31, 2014, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $481,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases bearing an interest rate of 7.15%.  The facility allows up to 250,000 Euros to be used for providing bank guarantees bearing an interest rate of 2.0%.  The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.

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

At March 31, 2014, the Company had short-term investments totaling $14.2 million and a long-term investment valued at $725,000.  See Note 6 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, contained in this Quarterly Report on Form 10-Q, for further information on the Company’s investments and their current valuation.  The market for the long-term investment is currently illiquid.

In the nine months ended March 31, 2013, the Company declared and paid a special dividend of twenty-five ($0.25) per share of Common Stock.  On May 7, 2013, the Board of Directors declared an annual dividend of fifteen cents ($0.15) per share of Common Stock.  In fiscal year 2013, the Company also announced that it intended to pay regular annual dividends.  The Company may change its dividend policy and dividend amounts at any time, or discontinue the payment of dividends altogether.

The Company spent $413,000 on capital equipment in the first nine months of fiscal year 2014 and could spend up to an aggregate of approximately $1.0 million for capital expenditures during fiscal year 2014, although there is no binding commitment to do so.  Based on the Company’s current business plan, the Company believes that available cash on hand, short-term investments and existing credit facilities will be sufficient to fund anticipated fiscal year 2014 cash flow requirements, except to the extent that the Company implements business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2014 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Perceptron, Inc.
(Registrant)

Date: May 15, 2014	By:	/S/ Jeffrey M. Armstrong
Jeffrey M. Armstrong
President and Chief Executive Officer

Date: May 15, 2014	By:	/S/ Keith R. Marchiando
Keith R. Marchiando
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2014	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Vice President and Chief Accounting Officer
(Principal Accounting Officer)