Form 10-K
period 2014-06-30
PERCEPTRON INC/MI
filed 2014-09-15
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 0-20206
PERCEPTRON, INC.
(Exact Name of Registrant as Specified in Its Charter)
Michigan	38-2381442
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
47827 Halyard Drive
Plymouth, Michigan 48170-2461
(Address of Principal Executive Offices)
(734) 414-6100
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class Common Stock, $0.01 par value	Name of Each Exchange on Which Registered
Rights to Purchase Preferred Stock	The NASDAQ Stock Market LLC
(NASDAQ Global Market)

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☒

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

Large Accelerated Filer  ☐         Accelerated Filer ☒      Non-Accelerated Filer  ☐          Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the voting stock held as of the registrant’s most recently completed second fiscal quarter by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2013, as reported by the NASDAQ Global Market, was approximately $119,100,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 8, 2014, was 9,151,956.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2014
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

The Company’s products are categorized as follows:

In Process and Offline Measurement Solutions.  Sales of these products involve the development, manufacture and installation of:

•	In Process fixed and robot-mounted laser-based, non-contact dimensional gauging systems used in original equipment manufacturing plants and component supplier plants; and
•	In Process laser-based, non-contact systems that guide robots in a variety of automated assembly applications.
•	Offline fixed and robot-mounted laser-based, non-contact dimensional gauging systems used in original equipment manufacturing plants and component supplier plants.

3D Scanning Products.  Perceptron develops, manufactures and markets laser-based sensors and software used:

•	As the critical sensing component on automotive assembly plant wheel-alignment machines,
•	As the critical component for 3-dimensional scanning on coordinate measurement machines (“CMM”) for the reverse engineering and inspection markets; and
•	As the critical component for 3-dimensional scanning on portable CMMs for the reverse engineering and inspection markets.

Value Added Services.  Perceptron also offers the following value added services:

•	Training
•	Field Service
•	Launch Support Services
•	Consulting Services
•	Maintenance Agreements; and
•	Repairs.

On August 30, 2012, the Company sold substantially all of the assets of its Commercial Products Business Unit (“CBU”).  CBU financial information is presented as a discontinued operation in the financial statements included in this Form 10-K for fiscal year 2014 and prior year results are presented on a comparable basis.

The Company was incorporated in Michigan in 1981 and is headquartered at 47827 Halyard Drive, Plymouth, Michigan 48170-2461, (734) 414-6100.  The Company also has operations in Munich, Germany; Voisins le Bretonneux, France; Barcelona, Spain; Sao Paulo, Brazil; Tokyo, Japan; Shanghai, China; Singapore and Chennai, India.

Markets

The Company primarily services the automotive manufacturing market but the Company’s technology is also applicable to a variety of other manufacturing industries. The Company has product offerings encompassing many manufacturing processes, including complex part assembly, automotive body construction, construction of automotive closures, closure installation and fitting, glass installation, adhesive and sealer application and laser cutting.

Products and Applications

In Process and Offline Measurement Solutions

All of the measurement solutions are based on Perceptron’s sensors and software.  Solutions are developed by the Company’s engineers applying Helix® and TriCam® sensors with Vector software.  Measurement solutions in fiscal 2014, 2013, and 2012 represented 85%, 84% and 80% of total sales, respectively.

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

AutoScan®:  These systems provide a fast, non-contact method of gathering data for the analysis of the surface contour of a part or product such as automotive closure panels including doors, deck lids, and hoods.  These systems use robot-mounted sensors specifically designed to “scan” a part as the robot moves throughout its path. The AutoScan® system collects the “point cloud data” required for contour analysis and dimensional feature extraction. This allows the part’s shape to be automatically scanned and compared to a computer-generated design and to report specific measurements on the part.

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

3D Scanning Products

3D Scanning Products in fiscal 2014, 2013, and 2012 represented 10%, 11% and 14% of total sales, respectively.

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

WheelWorks®:  WheelWorks® software and sensors offer a fast, accurate, non-contact method of measuring wheel position for use in automated or manual wheel alignment machines in automotive assembly plants.  The Company supplies sensors and software to a number of wheel alignment equipment manufacturers in Europe, Asia and North America who in turn sell alignment systems to automotive manufacturers.

Value Added Services

Value Added Services:   Value Added Services sales in fiscal 2014, 2013, and 2012 represented 5%, 5% and 6% of total sales, respectively.  Value Added Services include training, field service, launch support services, consulting services, maintenance agreements and repairs.

Sales and Marketing

The Company markets its products directly to end user customers, and through manufacturing line builders, system integrators, value-added resellers and original equipment manufacturers.

The Company’s sales efforts are led by account managers who develop a close consultative selling relationship with the Company’s customers.  The Company’s principal customers have historically been automotive manufacturing companies that the Company either sells to directly or through manufacturing line builders, system integrators or assembly equipment manufacturers.  The Company’s products are typically purchased for installation in connection with retooling programs undertaken by these companies.  Because sales are dependent on the timing of customers’ retooling programs, sales by customer vary significantly from year to year, as do the Company’s largest customers. For the fiscal years 2014, 2013 and 2012, approximately 43%, 46% and 51%, respectively, of net sales were derived from the Company’s four largest automotive end user customers.  The Company also sells to manufacturing line builders, system integrators or original equipment manufacturers, who in turn sell to the Company’s automotive customers.  For the fiscal years 2014, 2013 and 2012, approximately 16%, 7% and 13%, respectively, of net sales were to manufacturing line builders, system integrators and original equipment manufacturers for the benefit of the same four largest automotive end user customers in each respective year.  During the fiscal year ended June 30, 2014, direct sales to Volkswagen Group accounted for approximately 30% of the Company’s total net sales.  At June 30, 2014, accounts receivable from Volkswagen Group totaled approximately $4.7 million.

Manufacturing and Suppliers

The Company’s manufacturing operations consist primarily of pre- and final assembly of hardware components and the testing and integration of the Company’s software with the hardware components.  The Company builds its products from a combination of commercially available parts and uniquely designed parts.  The components are primarily manufactured by third parties.  Individual components such as printed circuit boards are manufactured by third parties according to the Company’s designs.  The Company believes a low level of vertical integration gives it significant manufacturing flexibility and minimizes total product costs.

The Company purchases certain component parts and assemblies from single source suppliers.  With respect to most of its components, the Company believes that alternative suppliers are readily available.  Component supply shortages in certain industries, including the electronics industry, have occurred in the past and are possible in the future due to imbalances in supply and demand.  The Company uses global purchasing sources to minimize the risk of part shortages.  The Company has not experienced significant component supply shortages from single source suppliers in recent years. Significant delays or interruptions in the delivery of components, assemblies or products by suppliers, or difficulties or delays in shifting manufacturing capacity to new suppliers, could have a material adverse effect on the Company.

International Operations

Europe:  The Company’s European operations contributed approximately 47%, 43% and 32%, of the Company’s net sales during the fiscal years ended June 30, 2014, 2013, and 2012, respectively.  The Company’s wholly-owned subsidiary, Perceptron Europe B.V. (“Perceptron B.V.”), formed in The Netherlands, holds a 100% equity interest in Perceptron (Europe) GmbH (“Perceptron GmbH”).  Perceptron GmbH is located in Munich, Germany and is the operational headquarters for the European market.  Perceptron GmbH holds a 100% interest in Perceptron E.U.R.L. located in Voisins le Bretonneux, France and a 100% interest in Perceptron Iberica SL located in Barcelona, Spain.  At June 30, 2014, the Company employed 71 people in its European operations.

Asia:  The Company’s Asian operations contributed approximately 23%, 21% and 22% of the Company’s net sales during the fiscal years ended June 30, 2014, 2013, and 2012, respectively. The Company operates direct sales, application and support offices in Tokyo, Japan; Shanghai, China; Singapore; and Chennai, India to service customers in Asia.  At June 30, 2014, the Company employed 41 people in its Asian operations.

South America:  The Company has a direct sales, application and support office in Sao Paulo, Brazil to service customers in South America. At June 30, 2014, the Company employed 5 people in its Brazilian operations.

The Company’s foreign operations are subject to certain risks typically encountered in such operations, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic and local policies of foreign governments, and the laws and policies of the U.S. and local governments affecting foreign trade and investment.  For information regarding net sales and identifiable assets of the Company’s foreign operations, see Note 12 of the Notes to the Consolidated Financial Statements, “Segment and Geographic Information”, included in item 8 of this report.

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

Backlog

As of June 30, 2014, the Company had a backlog of $39.3 million, compared to $30.4 million at June 30, 2013.  Most of the backlog is subject to cancellation by the customer with penalty provisions.  The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company.  The Company expects to be able to fill substantially all of the orders in its backlog by June 30, 2015.

Research and Development

In fiscal year 2014, research and development focused primarily on the Company’s innovative Helix® 3D metrology solution.  Helix®  solutions offer Intelligent Illumination®, a patented breakthrough that allows users to control the sensor's calibrated light source.  By customizing the quantity, density, and orientation of the sensor's laser lines through a simple user interface, image acquisition is optimized on a feature-by-feature basis. The user can configure tightly spaced laser lines for small, complex features, increase the number of laser lines to robustly measure challenging materials, and alter the orientation of the laser lines to accommodate the differences between multiple parts manufactured on the same assembly line. That customization ability translates directly into better measurements, better information and better process control decisions. Helix® sensors offer an expansive measurement volume.  A large measurement volume provides customers with more measurement points using fewer sensors than existing solutions.  Helix® is expected, over time, to replace all of the Company’s current Measurement Solutions beginning with AutoGauge®.

As of June 30, 2014, 41 persons employed by the Company were focused primarily on research, development and engineering.  For the fiscal years ended June 30, 2014, 2013 and 2012, the Company’s research, development and engineering expenses were $6.7 million, $6.8 million and $5.6 million, respectively.

Patents, Trade Secrets and Confidentiality Agreements

As of June 30, 2014, the Company owns 19 U.S. patents that have been granted to it, and has 3 U.S. patent applications pending, which relate to various products and processes manufactured, used, and/or sold by the Company.  The Company also owns 4 foreign patents that have been granted to it in Europe, China and Japan and has 14 patent applications pending in foreign locations.  The U.S. and foreign patents expire from 2016 through 2031.  In addition, the Company holds perpetual licenses to more than 25 other U.S. patents including rights to practice 7 U.S. patents for non-forest product related applications that were assigned to USNR in conjunction with the sale of the Forest Products business unit in 2002, and rights to practice 9 U.S. patents that were sold in conjunction with the sale of CBU in August 2012.  The expiration dates for these licensed patents range from 2014 to 2030.

The Company has registered, and continues to register, various trade names and trademarks including Perceptron®, Powered by Perceptron®, AutoGauge®,  AutoFit®, AutoGuide®, AutoScan®, AutoSolve®, Contour Probe®, ScanWorks®, TriCam®, WheelWorks®, Visual Fixturing®, Helix®, and Intelligent Illumination®, among others, which are used in connection with the conduct of its business.

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

The Company also uses proprietary information and invention agreements and non-disclosure agreements with employees, consultants and other parties.

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

Employees

As of June 30, 2014, the Company employed 245 persons, 242 of whom were employed on a full-time basis with 128 located in North America and the remainder distributed across the globe as identified above in International Operations. None of the employees are covered by a collective bargaining agreement and the Company believes its relations with its employees to be good.

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

Global economic conditions may negatively impact our results of operations.

Our revenue levels are impacted by global economic conditions, as we have a significant business presence in many countries throughout the world.  In 2009-2010, the global economic crisis resulted in significantly lower demand for our products, as our automotive customers experienced deterioration in their business.  Although our business has recovered since that time, global economic conditions have not fully recovered in certain regions.  The automotive industry, which represents our largest market, is particularly impacted by changing global economic conditions and consumer spending.  As a result, a significant decline in global economic conditions could have a material adverse impact on our results of operations.

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

We realize that we are vulnerable to fluctuations in the global automotive industry.  Our future success is dependent upon our ability to implement our long-term strategy that includes expanding our customer base in our automotive markets and expanding into new markets.  Currently, we are focusing on our plans to achieve sales growth in automotive markets through expansion in automotive markets in Asia and the expansion of our business with current customers in North America, South America and Europe. We also continue to explore opportunities for expansion into non-automotive markets through our existing and new products.  However, there are a number of uncertainties involved in our long-term strategy over which we have no or limited control, including:

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

A significant percentage of our revenues are derived from a small number of customers, so that the loss of any one of these customers could result in a significant reduction in our revenues and profits.

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

Our growth and future financial performance depend upon our ability to introduce new products and enhance existing products that include the latest technological advances and customer requirements.  We may not be able to introduce new products successfully or achieve market acceptance for such products.  Any failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on our business.  Accordingly, we believe that our future commercial success will depend upon our continued ability to develop and introduce new cost-effective products and maintain a competitive technological position.

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

We will evaluate from time to time business opportunities that fit our strategic plans.  There can be no assurance that we will identify any opportunities that fit our strategic plans or will be able to enter into agreements with identified business opportunities on terms acceptable to us.  The Company may incur significant due diligence and legal costs with no assurance that an acquisition or business opportunity will be consummated after incurring these costs.  If we are unable to identify and complete acquisitions that fit our strategic plans, we may not be able to fully implement our expansion plans for the Company.

There is also no assurance that we will be able to effectively integrate businesses that we may acquire due to the significant challenges in consolidating functions and integrating procedures, personnel, product lines, technologies and operations in a timely and efficient manner.  The integration process may require significant attention from management and devotion of resources.  Because of the small size of our management team, this could result in the diversion of management’s attention from day-to-day operations and impair our relationships with current employees and customers.

We intend to finance any such business opportunities from available cash on hand, existing credit facilities, issuance of additional stock or additional sources of financing, as circumstances warrant.  We could use a significant portion of our available cash on hand and incur substantial debt or other contingent liabilities in connection with these acquisition opportunities.  The issuance of additional equity securities to finance an acquisition could be substantially dilutive to our stockholders.  In addition, our profitability may suffer because of acquisition-related costs, debt service requirements or amortization costs for acquired intangible assets.  In addition, if the business opportunities do not perform as expected, we could incur impairment charges related to goodwill or other intangibles acquired by us.  If we are not successful in generating additional profits from these transactions, this dilution and these additional costs could cause our Common Stock price to drop.

We are expanding our foreign operations, increasing the possibility that our business could be adversely affected by risks of doing business in foreign countries.

We have significant operations outside of the United States and are currently implementing a strategy to expand our operations outside of the United States, especially in Asia.

Our foreign operations are subject to risks customarily encountered in such foreign operations.  For instance, we may encounter fluctuations in foreign currency exchange rates, differences in the level of protection available for our intellectual property, the impact of differences in language and local business and social customs on our ability to market and sell our products in these markets, the inability to recruit qualified personnel in a specific country or region, more stringent employment regulations and local labor conditions and difficulties in repatriating cash earned in other countries back to the United States.  In addition, we may be affected by U.S. laws and policies that impact foreign trade and investment.  Finally, we may be adversely affected by laws and policies imposed by foreign governments in the countries where we have business operations or sell our products.  These laws and policies vary from jurisdiction to jurisdiction.

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

We face various risks arising from the legal, regulatory and tax requirements imposed on our operations in the various countries in which we conduct our business operations.

We are subject to various risks relating to our compliance with existing and new laws, rules and regulations implemented in the countries in which we conduct our business operations, including anti-corruption, anti-bribery, tax, material composition of our products, such as restrictions on lead and other substances, environmental, safety and export control regulations.

We are subject to the United States Foreign Corrupt Practices Act, or FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or other benefits.  As a result of our foreign operations, we may have contact with persons who are considered foreign officials under the FCPA, putting us at an increased risk of potential FCPA violations.

Our failure or inability to comply with any of these laws, rules or regulations could subject us to civil or criminal penalties, other remedial measures or financial or regulatory obligations that may adversely affect our results of operations, financial position, reputation or ability to conduct business.  We may receive audit notices or other inquiries from governmental or regulatory authorities, and we may participate in voluntary disclosure programs, related to legal, regulatory or tax compliance matters.  These audits, inquiries or disclosure programs or any non-compliance with applicable laws, rules or regulations could result in our incurring material expense, including investigation costs, defense costs, assessments and penalties, or other consequences that could materially adversely affect our results of operations, financial position, reputation or ability to conduct business.

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

The Company’s Amended and Restated Credit Agreement allows the Company to declare and pay dividends of up to $2.5 million for each fiscal year,  provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.  In the event the Board of Directors decided to declare a cash dividend in the future in excess of these levels, we would have to seek a waiver from the covenant in our bank agreement.  Our bank may not be willing to waive the restriction.

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

Our by-laws require us to indemnify our officers and directors.  We may be required to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys’ fees, as a result of actions or proceedings in which such officers or directors are involved by reason of being or having been an officer or director of Perceptron or other corporations at our behest.

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

We may have additional tax liabilities, which could adversely affect our results of operations.

We are subject to income taxes in the United States and foreign jurisdictions, including Germany and China.  In determining our provisions for income taxes, we make judgments regarding various tax positions reported on our tax returns.  As a result, there are transactions and calculations where the ultimate tax determination is uncertain.  Our tax returns are regularly under audit by tax authorities.  Because of these uncertain tax positions, the final determination of these tax audits could be materially different than is reflected in our financial statements and could have a material adverse effect on our provisions for income taxes, results of operations, or cash flows.

Our profits could be reduced as a result of our compliance with SEC rules relating to our internal control over financial reporting.

Current SEC rules require our independent registered public accounting firm auditing our financial statements to provide an attestation report on our internal control over financial reporting in our annual reports.

For the fiscal years 2009 through 2013, the Company was not required to have an attestation report from our independent registered public accounting firm on our internal controls.  Because the Company’s common stock held by non-affiliates exceeded $75 million at December 31, 2013, we have to comply with these requirements in fiscal year 2014 and thereafter.  We may have to expend significant resources in future fiscal years in connection with ongoing compliance with these requirements, which could adversely affect our profitability.

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

In fiscal 2008 through fiscal 2014, management provided positive reports on our internal control over financial reporting and we received in fiscal 2008 and 2014 an unqualified opinion from our independent registered public accounting firm regarding our internal control over financial reporting.  In fiscal 2009 through fiscal 2013, our auditors were not required to give an opinion on our internal control over financial reporting following SEC rules for companies that had a market value of common stock held by non-affiliates that was less than $75 million as of the companies’ second fiscal quarter in any given fiscal year. The Company’s Common Stock held by non-affiliates exceeded $75 million at December 31, 2013.  Accordingly, we will comply with these requirements beginning in fiscal year 2014 and thereafter.  There can be no positive assurance that, in the future, management will provide a positive report on our internal control over financial reporting or that we will receive an unqualified opinion from our independent registered public accounting firm regarding our internal control over financial reporting.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.  This could cause our stock price to drop.

If the subcontractors we rely on for component parts or products delay deliveries or fail to deliver parts or products meeting our requirements, we may not be able to deliver products to our customers in a timely fashion and our revenues and profits could be reduced.

We rely on subcontractors for certain components of our products, including outside subcontracting assembly houses to produce the circuit boards that we use in our products.  As a result, we have limited control over the quality and the delivery schedules of components or products purchased from third parties.  In addition, we purchase a number of component parts from single source suppliers.  If our supplies of component parts or products meeting our requirements are significantly delayed or interrupted, or our subcontractors choose to terminate their supply contracts, we may not be able to deliver products to our customers in a timely fashion.  This could result in a reduction in revenues and profits for these periods.  The termination of or material change in the purchase terms of any single source supplier could have a similar impact on us.  It is also possible, if our delay in delivering products to our customer is too long, the customer could cancel its order, resulting in a permanent loss of revenue and profit from that sale.  Although we have not experienced significant supply shortages from single source suppliers in recent years, from time to time, we have experienced significant delays in the receipt of certain components.

Finally, although we believe that alternative suppliers are available, difficulties or delays may arise if we shift manufacturing capacity to new suppliers.

New regulations related to conflict minerals may adversely affect us.

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires us to disclose whether our products contain “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries (“DRC”), whether or not the components of our products are manufactured by us or third parties.  In 2014, to meet the initial disclosure requirements, we began due diligence to determine the sources of the conflict minerals in our products.  Because our supply chain is very complex, we may not be able to verify all the metals used in our products or the origin of all metals used in our products.  The pricing, sourcing and availability of conflict minerals used in the manufacture of our products could be impacted by these new requirements.  There are additional costs associated with complying with the disclosure requirements, such as costs related to our due diligence to determine the source of any conflict minerals used in our products.  We may not be able to sufficiently verify the origins of all conflict metals used in our products and confirm that they are DRC conflict mineral free, which may adversely affect our reputations with our customers and shareholders.

Our failure to accurately forecast customer demand could result in excess or obsolete inventory and related write-downs or charges.

From time to time, we may strategically enter into non-cancelable commitments with vendors to purchase materials for our products in advance of demand to take advantage of favorable pricing or address concerns about long lead times for components used in our products that are purchased from third parties.  Our failure to accurately forecast customer demand has led to, and may again in the future lead to, an increased risk of excess or obsolete inventory. This could result in write-downs of inventory and other related charges that would negatively affect our results of operations.

The occurrence of business system disruptions or information security breaches could adversely affect our business.

To our knowledge, we have not been subject to information security breaches; however, many other companies have experienced such breaches because of illegal hacking, computer viruses, or acts of vandalism or terrorism.  While we have implemented security measures to protect against such breaches, it is possible that our security measures may not detect or prevent such breaches.  Any such compromise to our information security could result in an interruption in our operations, the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data, the violation of privacy or other laws, and the exposure to litigation, any of which could harm our business and operating results.  A disruption to our management information systems could cause significant disruption to our business, including our ability to receive and ship orders, receive and process payments and timely report our financial results.  Any disruption occurring with these systems may have a material adverse effect on our results of operations.

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

ITEM 1B:UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:PROPERTIES

Perceptron’s principal domestic facility consists of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company.  In addition, the Company leases a 1,576 square meter facility in Munich, Germany and leases office space in Voisins le Bretonneux, France; Sao Paulo, Brazil; Tokyo, Japan; Singapore; Shanghai, China; and Chennai, India.  The Company believes that its current facilities are sufficient to accommodate its requirements through fiscal 2015.

ITEM 3:LEGAL PROCEEDINGS

On July 19, 2013, a civil suit was filed against the Company by 3CEMS, a Cayman Islands and People’s Republic of China corporation, with the U.S. District Court for the Eastern District of Michigan.  The suit alleged that the Company breached its contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for the Company’s discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders from the Company based upon instructions they claimed to have received from the Company.  The suit alleged damages of not less than $4.5 million.  Effective December 6, 2013, a Tolling Agreement (the “Tolling Agreement”) was entered into between the Company and 3CEMS.  The Tolling Agreement provided that 3CEMS would dismiss the suit against the Company without prejudice, permitting the parties to continue to discuss the dispute outside of litigation.  On January 13, 2014, based upon 3CEMS’ voluntary dismissal, the Court entered an order of dismissal of the suit against the Company without prejudice.  The Company has agreed that should 3CEMS subsequently seek to assert claims against the Company related to such suit the Company will not oppose the claims based on the statute of limitations or any other time-based defense, based upon the passage of time from July 19, 2013 to the date the Tolling Agreement is terminated.  The Tolling Agreement terminates on December 31, 2014 or, if earlier upon 20 days’ notice by either party.  See Note 5 of the Notes to the Consolidated Financial Statements, “Contingencies”, included in Item 8 of this report.

ITEM 4:MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER

PURCHASES OF EQUITY SECURITIES

Perceptron’s Common Stock is traded on The NASDAQ Stock Market’s Global Market under the symbol “PRCP”.  The following table shows the reported high and low sales prices of Perceptron’s Common Stock for fiscal 2014 and 2013:

	Prices
Fiscal 2014	Low	High
Quarter through September 30, 2013	$6.86	$11.73
Quarter through December 31, 2013	$9.01	$14.89
Quarter through March 31, 2014	$11.53	$18.24
Quarter through June 30, 2014	$10.00	$13.60

Fiscal 2013
Quarter through September 30, 2012	$4.98	$6.26
Quarter through December 31, 2012	$4.91	$6.31
Quarter through March 31, 2013	$5.68	$9.30
Quarter through June 30, 2013	$6.60	$8.05

On May 21, 2014, the Board of Directors declared an annual dividend of fifteen cents ($0.15) per share of Common Stock.  The annual dividend was paid on June 26, 2014 to shareholders of record at the close of business on June 5, 2014.

On May 7, 2013, the Board of Directors declared an annual dividend of fifteen cents ($0.15) per share of Common Stock.  The annual dividend was paid on June 27, 2013 to shareholders of record at the close of business on June 6, 2013.

On September 27, 2012, the Board of Directors declared a special dividend of twenty-five cents ($0.25) per share of Common Stock.  The special dividend was paid on November 1, 2012 to shareholders of record at the close of business on October 10, 2012.

The Company’s Amended and Restated Credit Agreement allowed the Company to declare and pay dividends of up to $3.7 million in fiscal 2013 and up to $2.5 million for each fiscal year thereafter, provided the Company maintains a minimum Tangible Net Worth as defined in the Credit Agreement.  The Company may change the dividend policy and dividend amounts at any time, or discontinue the payment of dividends altogether.  See “Item 1A – Risk Factors – We may decide not to pay dividends on our common stock in the future” and “We may be restricted under our loan agreement from paying higher dividends.”

The approximate number of shareholders of record on September 8, 2014, was 156.

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

STOCK PRICE PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return attained by shareholders on the Company’s Common Stock relative to the cumulative total returns of The Nasdaq Stock Market (U.S.) Index (the “Nasdaq U.S. Index”) and a peer group of companies consisting of all U.S. exchange traded companies with standard industrial classification codes 3823 (Industrial Instruments for Measurement, Display, and Control of Process Variables; and Related Products), 3827 (Optical Instruments and Lenses) and 3829 (Measuring and Controlling Devices) (the “Peer Group Index”).  The returns of each company in the Peer Group Index have been weighted according to their respective stock market capitalization.  The graph assumes that the value of the investment in the Company’s Common Stock, the Peer Group Index and the Nasdaq U.S. Index was $100 on June 30, 2009 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Perceptron, Inc., the Nasdaq U.S. Index,

and a Peer Group Index

* $100 invested on June 30, 2009 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

CUMULATIVE TOTAL RETURN
	6/30/2009	6/30/2010	6/30/2011	6/30/2012	6/30/2013	6/30/2014
Perceptron, Inc.	100.00	127.91	184.88	159.88	244.78	400.22
Nasdaq U.S. Index	100.00	116.08	154.72	168.57	198.38	252.10
Peer Group Index	100.00	125.54	187.23	174.71	225.72	298.29

The graph displayed above is presented in accordance with applicable legal requirements.  Shareholders are cautioned against drawing any conclusions from the data contained in the graph, as past results are not necessarily indicative of future performance.  The graph in no way reflects the Company’s forecast of future financial performance.

The Peer Group consists of the following companies: Schmitt Industries, Inc. (SMIT), Esterline Technologies Corp. (ESL), MKS Instruments, Inc. (MKSI), Sensata Technologies Holding NV (ST), Hurco Companies Inc. (HURC), Abaxis, Inc. (ABAX), II-VI Incorporated (IIVI), Electro-Sensors Inc. (ELSE), KLA–Tencor Corp. (KLAC), Orbotech Ltd. (ORBK), Mocon Inc. (MOCO), Thermo Fisher Scientific, Inc. (TMO), Nova Measuring Instruments Ltd.  (NVMI), Sypris Solutions Inc. (SYPR), Camtek, Ltd (CAMT), Mesa Laboratories Inc. (MLAB), Rudolph Technologies Inc. (RTEC), Metro Storm Limited (MTSXY), Sutron Corporation (STRN), Cognex Corp. (CGNX), Faro Technologies Inc. (FARO), Clearsign Combustion Corp. (CLIR), Geospace Technologies Corporation (GEOS), Rockwell Automation Inc. (ROK), Cubic Corporation (CUB), Landauer Inc. (LDR), Trimble Navigation Limited (TRMB), Roper Industries Inc. (ROP), MTS Systems Corporation (MTSC), CyberOptics Corp. (CYBE), Measurement Specialties Inc. (MEAS), Sequenom Inc. (SQNM), Danaher Corp. (DHR), Image Sensing Systems, Inc. (ISNS) and Nanometrics Incorporated (NANO).

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

	Fiscal Years Ended
	June 30,
Statement of Operations Data	2014	2013	2012	2011	2010
	(In Thousands, Except Per Share Amounts)

Net sales	$59,612	$60,886	$57,379	$50,847	$40,199

Gross profit	24,849	28,120	24,170	22,622	16,126

Operating income (loss)	2,942	6,866	5,596	3,386	(2,118)

Income (loss) from continuing operations
before income taxes	3,002	7,531	5,375	4,103	(1,676)

Income from continuing operations	2,427	6,130	2,827	2,650	70
Discontinued operations	-	80	(3,160)	(824)	(875)
Net income (loss)	2,427	6,210	(333)	1,826	(805)

Earnings (loss) per basic share:
Continuing operations	$0.27	$0.72	$0.34	$0.30	$0.01
Discontinued operations	-	0.01	(0.38)	(0.09)	(0.10)
Net income (loss)	$0.27	$0.73	$(0.04)	$0.21	$(0.09)

Earnings (loss) per diluted share:
Continuing operations	$0.26	$0.71	$0.34	$0.29	$0.01
Discontinued operations	-	0.01	(0.38)	(0.09)	(0.10)
Net income (loss)	$0.26	$0.72	$(0.04)	$0.20	$(0.09)

Weighted average common shares outstanding:
Basic	8,983	8,512	8,433	8,879	8,923
Diluted	9,210	8,588	8,433	9,050	8,923

	As of June 30,
Balance Sheet Data	2014	2013	2012	2011	2010
	(In Thousands, Except Per Share Amounts)

Working capital	$46,454	$41,294	$35,923	$40,349	$36,854

Total assets	80,066	73,639	66,259	69,301	64,037

Shareholders' equity	62,780	56,895	52,259	55,480	53,476

Annual dividend declared per common share	$0.15	$0.15	$-	$-	$-
Special dividend declared per common share	-	0.25	-	-	-
Total dividends declared per common share	$0.15	$0.40	$-	$-	$-

ITEM 7:MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2015 and future new order bookings, revenue, expenses, net income and backlog levels, future dividend payments, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products, the rate of adoption of our Helix®   technology, and our ability to fund our fiscal year 2015 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates” “prospects” or similar expressions, we are making forward-looking statements.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” in this report.  Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.  The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions.  These projections are subject to change based upon a wide variety of factors, a number of which are discussed above.  Certain of these new orders have been delayed in the past and could be delayed in the future.  Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line.  In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process.  A significant portion of the Company’s projected revenues and net income may depend upon the Company’s ability to successfully develop and introduce new products, expand into new geographic markets, and expand or continue sales with its’ current or future customers.  Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between the U.S. Dollar, Euro, Chinese Yuan and Japanese Yen.  Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries.  Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.

Overview

Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells non-contact measurement and inspection solutions for industrial applications.  The Company’s primary operations are in North America, Europe and Asia.  While the Company has one operating segment, its non-contact measurement solutions are divided into In Process and Offline Measurement Solutions and 3D Scanning Products.  In Process and Offline Measurement Solutions consist of a number of complete metrology systems for industrial process control including, AutoGauge®, AutoGauge® Plus, AutoFit®, AutoScan®,  AutoGuide® and Helix®  systems.  These products are primarily used by the Company’s customers to improve product quality, shorten product launch cycles, reduce overall manufacturing costs, and manage complex manufacturing processes.  3D Scanning Products include ScanWorks®, ScanWorks®xyz, and WheelWorks® products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment markets.  Additionally, the Company provides a number of Value Added Services that are primarily related to In Process and Offline Measurement Solutions.  The largest market served by the Company is the automotive market.

New vehicle tooling programs represent the most important selling opportunity for the Company’s automotive-related sales.  The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans.  The existing installed base of In Process and Offline Measurement Solutions also provides a continuous revenue stream in the form of system additions, upgrades, modifications, and Value Added Services such as customer training and support.  Opportunities for 3D Scanning Products include growth from reverse engineering and inspection markets using coordinate measurement machines.

During fiscal year 2014, the Company expanded the sales of its Helix® sensors deploying the technology in a broader range of customer applications.  The Helix® product is an innovative and versatile 3D metrology solution that enables manufacturers to perform their most challenging measurement tasks with greater ease and precision.  The Company has continued research and development plans for the Helix® technology for use in additional applications.

Fiscal year 2014 was a transitional year for the Company, as it built its new management team and put in place a strategic plan designed to expand revenues and increase shareholder value over the longer term. The four elements of the plan are: continuing to expand profitability in our core markets, pursuing prudent diversification, extending our technological leadership, and maintaining fiscal discipline to ensure strong profitability.

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

Results of Operations

Fiscal Year Ended June 30, 2014, Compared to Fiscal Year Ended June 30, 2013

Overview –  The full year of fiscal 2014 was a profitable period for Perceptron, illustrating the strength of the base on which the Company is building. During the 2014 fourth quarter, several customers delayed system installations, pushing certain revenue into fiscal 2015 and constraining margins due to fixed costs. Profitability was also impeded by additional operating costs, primarily related to the management changes made over the course of the year, higher costs associated with additional Sarbanes Oxley compliance requirements and investments the Company is making to implement its new strategic plan.  The Company reported net income of $2.4 million, or $0.26 per diluted share, for the fiscal year ended June 30, 2014 compared with net income of $6.2 million, or $0.72 per diluted share, for the fiscal year ended June 30, 2013.  Income from continuing operations was $2.4 million, or $0.26 per diluted share, in the current fiscal year compared with $6.1 million, or $0.71 per diluted share, for the prior fiscal year.  Specific line item results are described below.

Bookings – Bookings represent new orders received from customers.  During fiscal 2014, the Company had a record year of bookings from its continuing operations, with bookings totaling $68.5 million.  This compares with $61.1 million in fiscal 2013, the third highest year of bookings from continuing operations in the Company’s history.  It should be noted that the Company’s level of new orders fluctuates from period to period and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.  The following table sets forth comparison data for the Company’s bookings by geographic location.

Bookings (by location)
(in millions)	2014		2013		Increase/(Decrease)
Americas	$20.4	29.8%	$18.2	29.8%	$2.2	12.1%
Europe	31.9	46.6%	29.3	47.9%	2.6	8.9%
Asia	16.2	23.6%	13.6	22.3%	2.6	19.1%
Totals	$68.5	100.0%	$61.1	100.0%	$7.4	12.1%

The $7.4 million bookings increase from fiscal 2013 was primarily due to an $8.2 million increase in orders for Measurement Solutions products, partially offset by a $1.1 million decrease in orders for 3D Scanning Products.  On a geographic basis, booking records were set in both Europe and Asia.  Increased orders for Measurement Solutions products in Asia, Europe and the Americas, were partially offset by a decrease in orders for 3D Scanning Products, primarily in Asia.  Highlights include regaining a major North American automotive customer and growth with a major Japanese OEM.

Backlog – Backlog represents orders or bookings received by the Company that have not yet been filled.  The Company's backlog was $39.3 million at June 30, 2014 and was a record fiscal year ending backlog for the Company.  This compares with a backlog of $30.4 million at June 30, 2013, which was the previous record year ending backlog.  The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company.  Most of the backlog is subject to cancellation by the customer.  The Company generally expects to be able to fill substantially all of the orders in backlog during the following twelve months.  The following table sets forth comparison data for the Company’s backlog by geographic location

Backlog (by location)
(in millions)	2014		2013		Increase/(Decrease)
Americas	$10.3	26.2%	$8.2	27.0%	$2.1	25.6%
Europe	17.3	44.0%	13.1	43.1%	4.2	32.1%
Asia	11.7	29.8%	9.1	29.9%	2.6	28.6%
Totals	$39.3	100.0%	$30.4	100.0%	$8.9	29.3%

The increased backlog of $8.9 million was primarily related to $8.8 million in backlog related to the Company’s Measurement Solutions products.    The Company’s backlog increased in all geographic locations.  Europe’s backlog also increased approximately $780,000 due to the valuation effect of the higher Euro at June 30, 2014 than at June 30, 2013.

Sales – Net sales of $59.6 million for fiscal 2014 decreased $1.3 million, or 2.1%, compared with the same period a year ago.  The following tables set forth comparison data for the Company’s net sales by geographic location.

Sales (by location)
(in millions)	2014		2013		Increase/(Decrease)
Americas	$18.3	30.7%	$22.2	36.4%	$(3.9)	(17.6)%
Europe	27.8	46.6%	26.1	42.9%	1.7	6.5%
Asia	13.5	22.7%	12.6	20.7%	0.9	7.1%
Totals	$59.6	100.0%	$60.9	100.0%	$(1.3)	(2.1)%

The sales decrease of $1.3 million was primarily due to lower sales of 3D Scanning Products and to a lesser extent lower Measurement Solutions products. Also impacting the year-over-year comparison was that fiscal 2013 was a record sales level for the Company’s continuing operations.  On a geographic basis, sales in the Americas decreased $3.9 million from the prior year, primarily related to lower sales of Measurement Solutions products.  Higher sales in Europe of $1.7 million over the prior year were primarily the result of higher sales of Measurement Solutions products.  The stronger Euro exchange rate in fiscal 2014 compared to fiscal 2013 had the effect of increasing European sales by approximately $1.4 million.  Sales in Asia increased $900,000 primarily due to an increase in sales of Measurement Solutions products of $2.0 million that was partially offset by a decrease in sales of 3D Scanning Products of $1.1 million.

Gross Profit – Gross profit was $24.8 million, or 41.7% of sales, in the fiscal year ended June 30, 2014, as compared to $28.1 million, or 46.2% of sales, in the fiscal year ended June 30, 2013.  The $3.3 million gross profit decrease reflected the fiscal 2014 lower sales level and higher cost of sales compared to fiscal 2013.  The increase in cost of sales in fiscal 2014 was primarily due to product mix and higher operating costs for year-over-year salary increases, project-related travel,  warranty costs and project-related overtime.  Also affecting the comparison was higher profit sharing expense of $586,000 in fiscal 2013.  The stronger Euro average exchange rate in fiscal year 2014 compared to fiscal 2013 also had the effect of increasing operating costs in fiscal 2014 by approximately $430,000.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses of $15.2 million in fiscal 2014 were approximately $740,000 higher than SG&A costs in fiscal 2013.  The increase in costs was primarily due to higher recruiting and contract services costs principally related to the recent changes in the Company’s executive officers, and to a lesser extent, year-over-year salary increases and higher costs related to Sarbanes-Oxley compliance.  Also impacting the year-over-year comparison was higher profit sharing expense of $840,000 in fiscal 2013 that was not incurred in fiscal 2014.  The stronger average foreign exchange rate of the Euro for fiscal year 2014 compared to fiscal year 2013 increase costs in fiscal 2014 by approximately $210,000.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $6.7 million in fiscal 2014, compared with $6.8 million in fiscal 2013.  The higher costs incurred in fiscal 2013 primarily related to a $400,000 profit sharing accrual that was not incurred in fiscal 2014.  Partially offsetting the reduction in profit sharing costs were higher year-over-year salary increases and salary related costs of approximately $380,000 in fiscal 2014.  Fiscal 2014 also had lower engineering materials of $140,000 compared to fiscal 2013.

Interest Income, net – Net interest income was $188,000 in fiscal 2014, compared with $173,000 in fiscal 2013.  The increase in interest income for fiscal year 2014 compared to fiscal 2013 was principally due to higher average invested cash balances in 2014.

Foreign Currency Gain (Loss) – There was a net foreign currency loss of $127,000 in fiscal 2014 compared with a loss of $647,000 in fiscal 2013.  The loss in fiscal 2014 primarily related to the Yen and the Euro.  The loss in fiscal 2013 related primarily to the Yen and the Real, that were partially offset by a foreign currency gain in the Euro.  Foreign currency effects are primarily due to the difference in foreign exchange rates between the time the Company’s foreign subsidiaries receive material or services denominated in U.S. dollars and when funds are converted to U.S. dollars to pay for the material or services received.

Gain on Redemption of Investment – In June 2013, a long-term investment was redeemed, at par, for $2.6 million.  The Company recorded an impairment charge on the carrying value of this investment in fiscal 2009 of $1.1 million, establishing a new cost basis of $1.5 million.  As a result of the redemption at par, the Company recorded a gain of $1.1 million in fiscal 2013.

Income Tax Expense – The effective income tax rate in fiscal 2014 was 19.2% compared to 18.6% in fiscal 2013.  Both fiscal 2014 and 2013 reflected the effect of the mix of pre-tax income and loss across the Company’s tax jurisdictions and their respective tax rates.  Fiscal 2013 was also favorably impacted by the reversal of $468,000 in the Company’s valuation allowance related to the long-term investment redemption and improved operations in a foreign subsidiary.  The effective tax rate for fiscal 2013 excluding the valuation allowance reversal, was 24.8%.  See Note 9 of the Notes to the Consolidated Financial Statements, “Income Taxes”.

Outlook – Perceptron is a strong global company with great technology, competitive advantages, world class customers and a talented, committed workforce.  Fiscal 2014 was a year of transition as the Company built a new management team and put in place a strategic plan designed to expand revenues and increase shareholder value over the longer term.  The Company expects solid contributions over the next several years from each of the four elements of the plan: continuing to expand profitability in our core markets, pursuing prudent diversification, extending our technological leadership, and maintaining fiscal discipline to ensure strong profitability.    In the shorter term, given our record bookings, present backlog, and new strategy, the Company expects that fiscal 2015 will show revenue growth. The Company believes this higher revenue will drive improvement in profitability in fiscal 2015 over the levels reported for fiscal 2014.

The Company continues to maintain a strong and flexible financial position.  The Company also had no debt and total liquidity remained historically high at June 30, 2014, with cash and short-term investments of $33.9 million.

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

The $2.6 million bookings decrease from fiscal 2012 was primarily due to lower orders for Measurement Solutions products and to a lesser extent lower orders for 3D Scanning Products.  On a geographic basis, increased orders for Measurement Solutions in Europe and Asia were offset by lower orders for Measurement Solutions products in the Americas.  The decrease of $12.6 million in the Americas was the result of an especially high level of bookings in fiscal 2012 that were mainly due to several orders for light truck projects.

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

The $30.4 million backlog at June 30, 2013 represented a record year ending backlog for the Company which followed a previous record year ending backlog at June 30, 2012 of $30.2 million.  Increased backlog for 3D Scanning Products and Value Added Services was almost offset by a lower backlog for Measurement Solutions products.  Europe’s backlog and bookings increased approximately $500,000 due to the revaluation effect of the higher Euro at June 30, 2013 than at June 30, 2012.

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

The sales increase of $3.5 million was due to higher sales of Measurement Solutions products, primarily from higher sales for upgrades of systems in fiscal 2013.  The increase was partially offset by a decline in sales of 3D Scanning Products that primarily resulted from a customer’s decision to use a lower performance, internally developed product in place of one of the Company’s products.    This customer continues to purchase the Company’s product when it requires higher performance scanning capabilities.  On a geographic basis, Europe’s sales increased $7.7 million over the prior year.  The European sales increase was primarily from higher Measurement Solutions sales.  The effect of the lower Euro exchange rate in fiscal 2013 compared to fiscal 2012 reduced fiscal 2013 revenue by approximately $650,000.  Partially offsetting the increase in sales in Europe was a decrease of $4.1 million in sales in the Americas. The Americas sales decrease was primarily from lower sales of Measurement Solutions and to a lesser extent Value Added Services.  The Company experienced more European customers increasing or maintaining their capital expenditures for in-line dimensional gauging in fiscal year 2013 than those that decreased their capital expenditures, which fueled the Company’s European sales.  Conversely customers in the Americas invested in several large tooling projects over the last couple of years and lowered their investments in tooling projects in fiscal year 2013 as part of their normal investment cycle.  Sales in Asia were essentially flat on a comparison basis and represented lower sales of 3D Scanning Products that were almost offset by increased sales of Measurement Solutions products.

Gross Profit – Gross profit was $28.1 million, or 46.1% of sales, in the fiscal year ended June 30, 2013, as compared to $24.2 million, or 42.1% of sales, in the fiscal year ended June 30, 2012.  The $4.0 million gross profit increase primarily reflected the higher sales levels in fiscal 2013 compared to fiscal 2012.  The increase in the gross profit percentage in fiscal 2013 compared to fiscal 2012 was primarily due to better margins on Measurement Solutions products.  Partially offsetting the higher gross profit in fiscal 2013 was higher profit sharing expense of $586,000.  The weaker average foreign exchange rate of the Euro for the full year, compared to fiscal year 2012, also decreased gross profit for fiscal year 2013 by approximately $300,000.

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

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $6.8 million in fiscal 2013, compared with $5.6 million in fiscal 2012.  The $1.2 million increase in costs was primarily due to $584,000 in higher salary and salary related costs from year-over-year merit increases and additional staff for engineering research and development related to Helix® and $400,000 for increased profit sharing expense in fiscal 2013 compared to fiscal 2012.

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

Income Tax Expense – The effective income tax rate in fiscal 2013 was 18.6% and was favorably impacted by the reversal of $468,000 in the Company’s valuation allowance related to the long-term investment redemption and improved operations in a foreign subsidiary.  The effective income tax rate in fiscal 2012 was 47.4% and was negatively impacted by a $1.2 million tax expense for the establishment of a valuation allowance on the Company’s deferred tax assets that was based on the determination that it was unlikely that the Company would be able to fully utilize the tax benefit in the next few years.  The effective tax rates for fiscal 2013 and 2012, excluding the valuation allowance effect for each respective period, were 24.8% and 24.9%, respectively.  See Note 9 of the Notes to the Consolidated Financial Statements, “Income Taxes”.

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

See Note 11 of the Notes to the Consolidated Financial Statements, “Discontinued Operations”.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $23.1 million at June 30, 2014 compared to $13.4 million at June 30, 2013.  Cash increased from cash provided from operations of $5.1 million, proceeds received from stock plans of $3.6 million and $2.9 million from net sales of short-term investments.  Cash was used to pay $1.4 million in dividends to shareholders and for capital expenditure purchases of $678,000.  Favorable foreign exchange rates increased cash and cash equivalents by $134,000.

The $5.1 million in cash provided from operations represented $2.4 million of net income less the change in non-cash items totaling $74,000,  plus $2.7 million generated  from net working capital changes.  The $2.7 million generated  from net working capital changes, resulted primarily from  a  $2.9 million decrease in net receivables and $532,000 from a favorable change in other current assets and liabilities, partially offset by a decrease in accounts payable of $558,000 and $147,000 for inventory purchases.  The $2.9 million generated from net receivables resulted from cash collections on the higher sales in the fourth quarter of fiscal 2013 compared to the fourth quarter of fiscal 2014. Inventory increased as a result of the Company building to stock certain levels of its Helix® sensors.  The increase in other current assets and liabilities primarily represented higher accrued deferred revenue of $1.6 million and accrued liabilities including income taxes totaling $1.1 million that were partially offset by lower accrued compensation for profit sharing of $1.7 million.  The decrease in accounts payable related to normal fluctuations in the timing of payments.

The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During fiscal year 2014, the Company increased its reserve for inventory obsolescence by a net $61,000, which resulted from additional reserves for obsolescence of approximately $342,000 less disposals and the effect of changes in foreign currency of $281,000.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.    During fiscal year 2014, the Company reduced its allowance for doubtful accounts reserve by a net $28,000.

Financing activities during fiscal year 2014 reflected cash received under the Company’s stock plans of $3.6 million that was partially offset by cash used to pay dividends to common shareholders totaling $1.4 million.

At June 30, 2014, the Company had $33.9 million in cash, cash equivalents and short-term investments of which $23.9 million or 70% was held in foreign bank accounts.  The Company does not repatriate its foreign earnings and based on its business plan, current cash, cash equivalents and short-term investments, the level of cash, cash equivalents and short-term investments in foreign bank accounts is not expected to have an impact on the Company’s liquidity.

The Company had no debt outstanding at June 30, 2014 and June 30, 2013.  The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”) which expires on November 2, 2015.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth of not less than $33.2 million.  The Company was in compliance with this financial covenant at June 30, 2014.  The Company is permitted to declare dividends of up to $2.5 million in any fiscal year provided the Company maintains the required minimum Tangible Net Worth.    The Company is also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.

June 30, 2014, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $478,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases. The facility allows up to 250,000 Euros to be used for providing bank guarantees.  Any borrowings for working capital needs will bear interest at 7.15%.   Any outstanding bank guarantees will bear interest at 2.0%.  The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At June 30, 2014 and 2013, GmbH had no borrowings or bank guarantees outstanding.

As part of routine evaluation procedures, the Company identified a potential concern regarding the employment status and withholding for several individuals in one of the Company’s foreign jurisdictions.  The Company has begun a review of the matter, and expects resolution in the next few months. At this time, because the Company has not completed its evaluation, the Company is not able to determine an amount or range of its financial liability relating to this matter.  The Company does not expect that the resolution of this matter will have a detrimental effect on the conduct of the Company’s business in this foreign jurisdiction.  See Item 3, “Legal Proceedings” and Note 5 of the Notes to the Consolidated Financial Statements, “Contingencies”, for a discussion of certain other contingencies relating to the Company’s liquidity, financial position and results of operations.

See also, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies”.

At June 30, 2014, the Company had short-term investments totaling $10.8 million and a long-term investment recorded at $725,000.  See Note 1 to the Consolidated Financial Statements, “Short-term and Long-term Investments”, for further information on the Company’s investments and their current valuation.  The market for the long-term investment is currently illiquid.

On May 21, 2014, the Board of Directors declared an annual dividend of fifteen cents ($0.15) per share of Common Stock.  The annual dividend was paid on June 26, 2014 to shareholders of record at the close of business on June 5, 2014.  The Company may change the dividend policy and dividend amounts at any time, or discontinue the payment of dividends altogether.

The Company expects to spend up to approximately $1.8 million during fiscal year 2015 for capital equipment, although there is no binding commitment to do so.  Based on the Company’s current business plan, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2015 cash flow requirements, except to the extent that the Company implements new business development opportunities, which would be financed as discussed below.  The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

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

Contractual Obligations

The following summarizes the Company’s contractual obligations at June 30, 2014, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

			Less than			More than
		Total	1 Year	1-3 Years	3-5 Years	5 Years

Purchase Obligations	(1)	$7,684	$6,589	$1,095	$-	$-
Operating Leases	(2)	1,499	906	553	40	-
Total		$9,183	$7,495	$1,648	$40	$-

(1)

A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding.  Included in the purchase obligations category above are obligations related to purchase orders for inventory purchases under the Company’s standard terms and conditions and under negotiated agreements with vendors.  The Company expects to receive consideration (products or services) for these purchase obligations.  The purchase obligation amounts do not represent all anticipated purchases in the future, but represent only those items for which the Company was contractually obligated at June 30, 2014.

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

The Company also has multiple element arrangements in its Measurement Solutions product line that may include elements such as, equipment, installation, labor support and/or training.  Each element has value on a stand-alone basis and the delivered elements do not include general rights of return.  Accordingly, each element is considered a separate unit of accounting.  When available, the Company allocates arrangement consideration to each element in a multiple element arrangement based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence.  Because the Company’s products contain a significant level of proprietary technology, customization or differentiation such that comparable pricing of products with similar functionality cannot be obtained, the Company uses, in these cases, its best estimate of selling price (“BESP”).  The Company determines the BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin.

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

The Company’s Measurement Solutions products are designed and configured to meet each customer’s specific requirements.  Timing for the delivery of each element in the arrangement is primarily determined by the customer’s requirements and the number of elements ordered.  Delivery of all of the multiple elements in an order will typically occur over a three to 15 month period after the order is received.

The Company does not have price protection agreements or requirements to buy back inventory.  The Company’s history demonstrates that sales returns have been insignificant.

Management exercises judgment in connection with the determination of the amount of revenue to be recognized in each period.  Such judgments include, but are not limited to, allocating arrangement consideration to each element in a multiple element arrangement, determining an estimated selling price for each such element, determining the relative fair value of undelivered elements in a multiple element arrangement, determining if customer acceptance criteria preclude revenue recognition and interpreting various commercial terms to determine if all criteria for revenue recognition have been met.  Any material changes in these judgments could impact the timing of revenue recognition, which could have a material effect on the Company’s financial position and results of operations.

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

Short-Term and Long-Term Investments.  The Company accounts for its investments in accordance with ASC 320, “Investments – Debt and Equity Securities”.  Investments with a maturity of greater than three months but less than one year are classified as short-term investments.  Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business.  Investments available for sale are recorded at market value using the specific identification method.  Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term.  At each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment which involves significant judgment.  In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis.  Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary.  Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded in the income statement.  Any material changes in management’s judgments regarding its investments, including, but not limited to, the amount of any impairment or whether the impairment is other-than-temporary, could have a material adverse effect on the Company’s financial position and results of operations.  See Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Short-term and Long-term Investments”.  See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal Year ended June 30, 2014 compared with Fiscal Year ended June 30, 2013 – Gain on Redemption of Investment” for a discussion of the impact of a reversal of an impairment charge recorded on a long-term investment.

Deferred Income Taxes.    Deferred income tax assets and liabilities represent the estimated future income tax effect of temporary differences between the book and tax basis of the Company’s assets and liabilities, assuming they will be realized and settled at the amounts reported in the Company’s financial statements.  The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized.  This assessment includes consideration for the scheduled reversal of temporary taxable differences, projected future taxable income and the impact of tax planning.  The Company adjusts this valuation allowance periodically based upon changes in these considerations.  See Note 9 of the Notes to the Consolidated Financial Statements, “Income Taxes”.  If actual long-term future taxable income is lower than the Company’s estimate, or the Company revises its initial estimates, the Company may be required to record material adjustments to the deferred tax assets, resulting in a charge to income in the period of determination and negatively impacting the Company’s results of operations and financial position for the period.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations  - Results of Operations – Fiscal Year ended June 30, 2013 compared with Fiscal Year ended June 30, 2012 – Income Tax Expense” for a discussion of the impact of an establishment of a valuation allowance on the Company’s deferred tax assets.

Litigation and Other Contingencies.    From time to time, the Company is subject to certain legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty.  The Company accrues for estimated losses if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  The Company uses judgment and evaluates, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded.  The outcome of legal proceedings and other contingencies is inherently uncertain and so typically a loss cannot be reasonably estimated.  Accordingly, if the outcome of legal proceedings and other contingencies is different than is anticipated by the Company, the Company would have to record a charge for the matter, generally in the full amount at which it was resolved, in the period resolved, negatively impacting the Company’s results of operations and financial position for the period.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal Year ended June 30, 2013 compared with Fiscal Year ended June 30, 2012 – Discontinued Operations” for a discussion of the impact of a settlement of a legal proceeding. See Note 5 of the Notes to the Consolidated Financial Statements, “Contingencies” for a discussion of current claims.

Market Risk Information

Perceptron’s primary market risk is related to foreign exchange rates.  The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany, China and Japan and for which products are produced in the U.S.  The Company may from time to time have interest rate risk in connection with the investment of its cash.

Foreign Currency Risk

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range.  At June 30, 2014, the Company’s percentage of sales commitments in non-United States currencies was approximately 74.2% or $29.2 million, compared to 74.5% or $22.7 million at June 30, 2013.  The Company is most vulnerable to changes in U.S. dollar/Euro, U.S. dollar/Chinese Yuan and U.S. dollar/Japanese Yen exchange rates.

The Company’s potential loss in net income that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the fiscal years ended June 30, 2014, 2013 and 2012, would have been approximately $368,000, $486,000 and $170,000, respectively.  This sensitivity analysis assumes there are no changes other than the exchange rates.  This analysis has inherent limitations, including that it disregards the possibility that (i) the exchange rates of multiple foreign currencies may not always move in the same direction or percentage amount relative to the value of the U.S. dollar and (ii) changes in exchange rates may impact the volume of sales.

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

Uncertainties in Credit Markets

At June 30, 2014, the Company holds a long-term investment in preferred stock that is not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company’s long-term investment is subject to risk due to a decline in value of the investment.  The investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal 2008 and 2009.

Based on the Company’s current business plan, cash and short-term investments of $33.9 million at June 30, 2014 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity in its long-term investment will affect the Company’s ability to operate or fund its currently anticipated fiscal 2015 cash flow requirements.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – New Accounting Pronouncements”.

ITEM 8:FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[BDO LETTERHEAD]

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Perceptron, Inc.

Plymouth, Michigan

We have audited the accompanying consolidated balance sheets of Perceptron, Inc. as of June 30, 2014 and 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perceptron, Inc. at June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perceptron, Inc.’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 15, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

September 15, 2014

[GRANT THORNTON LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Perceptron, Inc.

We have audited the consolidated statement of income, comprehensive income, cash flows and shareholders’ equity of Perceptron, Inc. (a Michigan corporation) and subsidiaries for the year ended June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting as of June 30, 2012. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Perceptron, Inc. and subsidiaries for the year ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Southfield, Michigan

September 28, 2012

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amount)

As of June 30,	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	$23,070	$13,364
Short-term investments	10,822	13,321
Receivables:
Billed receivables, net of allowance for doubtful accounts	19,185	21,499
of $146 and $174, respectively
Other receivables	276	261
Inventories, net of reserves of $1,185 and $1,124, respectively	7,049	6,783
Deferred taxes	1,687	1,342
Other current assets	1,651	1,468
Total current assets	63,740	58,038

Property and Equipment
Building and land	6,438	6,422
Machinery and equipment	13,916	13,301
Furniture and fixtures	1,156	1,137
	21,510	20,860
Less - Accumulated depreciation and amortization	(15,970)	(15,282)
Net property and equipment	5,540	5,578

Long-term Investments	725	725
Deferred Tax Asset	10,061	9,298

Total Assets	$80,066	$73,639

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,081	$2,561
Accrued liabilities and expenses	4,287	3,794
Accrued compensation	1,630	3,324
Income taxes payable	1,717	1,075
Deferred revenue	7,571	5,990
Total current liabilities	17,286	16,744

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,149 and 8,619, respectively	91	86
Accumulated other comprehensive income (loss)	573	(94)
Additional paid-in capital	43,600	39,442
Retained earnings	18,516	17,461
Total shareholders' equity	62,780	56,895

Total Liabilities and Shareholders' Equity	$80,066	$73,639

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

Years ended June 30,	2014	2013	2012

Net Sales	$59,612	$60,886	$57,379
Cost of Sales	34,763	32,766	33,209
Gross Profit	24,849	28,120	24,170

Operating Expenses
Selling, general and administrative	15,216	14,473	12,983
Engineering, research and development	6,691	6,781	5,591
Total operating expenses	21,907	21,254	18,574

Operating Income	2,942	6,866	5,596

Other Income and (Expenses)
Interest income, net	188	173	245
Foreign currency loss	(127)	(647)	(629)
Gain on Redemption of Investment	-	1,134	-
Other	(1)	5	163
Total other income (expense)	60	665	(221)

Income from Continuing Operations Before Income Taxes	3,002	7,531	5,375

Income Tax Expense	(575)	(1,401)	(2,548)

Income from Continuing Operations	2,427	6,130	2,827

Discontinued Operations

Litigation Settlement from Forest Products Business Unit
net of taxes of $520 (Note 11)	-	-	(1,009)

Commercial Products Business Unit net of taxes of
$41, and $1,104, respectively	-	80	(2,151)
Total discontinued operations (Note 11)	-	80	(3,160)

Net Income (Loss)	$2,427	$6,210	$(333)

Basic Earnings (Loss) Per Common Share
Continuing operations	$0.27	$0.72	$0.34
Discontinued operations	-	0.01	(0.38)
Net Income (Loss)	$0.27	$0.73	$(0.04)

Diluted Earnings (Loss) Per Common Share
Continuing operations	$0.26	$0.71	$0.34
Discontinued operations	-	0.01	(0.38)
Net Income (Loss)	$0.26	$0.72	$(0.04)

Weighted Average Common Shares Outstanding
Basic	8,983	8,512	8,433
Dilutive effect of stock options	227	76	-
Diluted	9,210	8,588	8,433

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

Years ended June 30,	2014	2013	2012

Net Income (Loss)	$2,427	$6,210	$(333)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	667	799	(1,999)

Comprehensive Income (Loss)	$3,094	$7,009	$(2,332)

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

Years ended June 30,	2014	2013	2012

Cash Flows from Operating Activities
Net income (loss)	$2,427	$6,210	$(333)
(Income) loss from discontinued operations	-	(80)	3,160
Adjustments to reconcile net income to net cash provided from
(used for) operating activities:
Depreciation and amortization	726	660	597
Stock compensation expense	515	201	255
Deferred income taxes	(1,117)	277	469
Disposal of assets and other	(165)	83	88
Allowance for doubtful accounts	(33)	(92)	142
Changes in assets and liabilities
Receivables, net	2,881	(6,082)	(801)
Inventories	(147)	(1,340)	58
Accounts payable	(558)	1,702	842
Other current assets and liabilities	532	2,609	371
Net cash provided from operating activities-continuing operations	5,061	4,148	4,848
Net cash used for operating activities-discontinued operations	-	(835)	(1,938)
Net cash provided from operating activities	5,061	3,313	2,910

Cash Flows from Financing Activities
Proceeds from stock plans	3,648	842	204
Repurchase of company stock	-	-	(1,348)
Payment of cash dividend	(1,372)	(3,416)	-
Net cash provided from (used for) financing activities	2,276	(2,574)	(1,144)

Cash Flows from Investing Activities
Purchases of short-term investments	(23,748)	(21,080)	(29,467)
Sales of short-term investments	26,661	20,698	29,830
Capital expenditures	(678)	(731)	(594)
Proceeds from sale of Commercial Products Business Unit assets (Note 11)	-	838	-
Net cash provided from (used for) investing activities	2,235	(275)	(231)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	134	(84)	(656)

Net Increase in Cash and Cash Equivalents	9,706	380	879
Cash and Cash Equivalents, July 1	13,364	12,984	12,105
Cash and Cash Equivalents, June 30	$23,070	$13,364	$12,984

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$-	$8	$7
Cash paid during the year for income taxes	1,072	1,002	497

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)

			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	Paid-In	Retained	Shareholders'
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity

Balances, June 30, 2011	8,566	$86	$1,106	$39,288	$15,000	$55,480

Net loss					(333)	(333)
Other comprehensive income			(1,999)			(1,999)
Stock-based compensation				255		255
Stock plans	71	-		204		204
Stock repurchase	(235)	(2)		(1,346)		(1,348)

Balances, June 30, 2012	8,402	$84	$(893)	$38,401	$14,667	$52,259

Net income					6,210	6,210
Other comprehensive income			799			799
Dividend					(3,416)	(3,416)
Stock-based compensation				201		201
Stock plans	217	2		840		842

Balances, June 30, 2013	8,619	$86	$(94)	$39,442	$17,461	$56,895

Net income					2,427	2,427
Other comprehensive income			667			667
Dividend					(1,372)	(1,372)
Stock-based compensation				515		515
Stock plans	530	5		3,643		3,648

Balances, June 30, 2014	9,149	$91	$573	$43,600	$18,516	$62,780

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain accrued unbilled receivables for prior periods have been reclassified to conform to the current period presentation.

On August 30, 2012, the Company sold substantially all of the assets of its Commercial Products Business Unit (“CBU”).  See also Note 11, “Discontinued Operations”.  Accordingly, CBU financial information included in this Form 10-K for fiscal year 2014 and prior periods is presented as a discontinued operation.

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

The Company also has multiple element arrangements in its Measurement Solutions product line that may include elements such as, equipment, installation, labor support and/or training.  Each element has value on a stand-alone basis and the delivered elements do not include general rights of return.  Accordingly, each element is considered a separate unit of accounting.  When available, the Company allocates arrangement consideration to each element in a multiple element arrangement based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence.  Because the Company’s products contain a significant level of proprietary technology, customization or differentiation such that comparable pricing of products with similar functionality cannot be obtained, the Company uses, in these cases, its best estimate of selling price (“BESP”).  The Company determines the BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin.

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

The Company’s Measurement Solutions products are designed and configured to meet each customer’s specific requirements.  Timing for the delivery of each element in the arrangement is primarily determined by the customer’s requirements and the number of elements ordered.  Delivery of all of the multiple elements in an order will typically occur over a three to 15 month period after the order is received. The Company does not have price protection agreements or requirements to buy back inventory.  The Company’s history demonstrates that sales returns have been insignificant.

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

Options to purchase 196,000, 988,000, and 909,000 shares of common stock outstanding in the fiscal years ended June 30, 2014, 2013 and 2012, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.  Fair value approximates carrying value because of the short maturity of the cash equivalents.  At June 30, 2014, the Company had $23.1 million in cash and cash equivalents of which $14.6 million was held in foreign bank accounts.  The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

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

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2014	$174	$(34)	$(6)	$146
Fiscal year ended June 30, 2013	$263	$69	$158	$174
Fiscal year ended June 30, 2012	$314	$41	$92	$263

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

At June 30, 2014, the Company had $9.2 million of short-term investments in time deposits or certificates of deposit, $1.3 million in variable rate demand notes, $236,000 in a repurchase investment and $96,000 in mutual funds.  Included in short-term investments is cash on deposit that serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations in China for fiscal year 2014 and China and India for fiscal year 2013.  The cash earns interest while on deposit but the Company is restricted from withdrawing the cash while the related bank guarantees are outstanding.  At June 30, 2014 and June 30, 2013, restricted cash was $520,000 and $772,000 respectively.

During fiscal 2013, a long-term investment in preferred stock was redeemed, at par, for $2.6 million.  Previously the Company had recorded an impairment charge on the carrying value of this investment in fiscal 2009.  As a result of the redemption, the Company recorded a gain of $1.1 million in fiscal 2013.  At June 30, 2014, the Company holds a long-term investment in preferred stock that is not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal 2008 and 2009.  The Company estimated that the fair market value of this investment at June 30, 2014 exceeded $725,000 based on observable market activity and an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs, (i) the underlying structure of the security; (ii) the present value of the future principal discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of the security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.

		Unrealized
		Gains
Long-term Investments	Cost	(Losses)	Book Value
(in thousands)

June 30, 2014 and 2013
Preferred Stock	$3,700	$(2,975)	$725

Inventory

Inventory is stated at the lower of cost or market.  The cost of inventory is determined by the first-in, first-out (“FIFO”) method.  The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.  When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1,185,000 and $1,124,000 at June 30, 2014 and June 30, 2013 respectively, is comprised of the following (in thousands):

	At June 30,
	2014	2013
Component parts	$2,813	$2,648
Work in process	562	376
Finished goods	3,674	3,759
Total	$7,049	$6,783

Changes in the Company’s reserves for obsolescence are as follows (in thousands):

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2014	$1,124	$342	$281	$1,185
Fiscal year ended June 30, 2013	$1,200	$96	$172	$1,124
Fiscal year ended June 30, 2012	$1,477	$95	$372	$1,200

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

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and amounts due to banks or other lenders, approximate their fair values at June 30, 2014 and 2013.  See “Short-Term and Long-Term Investments” for a discussion of long-term investments.  Fair values have been determined through information obtained from market sources and management estimates.

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures” for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  ASC 820, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Financial instruments held by the Company at June 30, 2014 include investments classified as held for sale, mutual funds, fixed deposits, certificate of deposits, variable rate demand notes, and repurchase agreements.

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

The following table presents the Company’s investments at June 30, 2014 and June 30, 2013 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).

Description	June 30, 2014	Level 1	Level 2	Level 3
Mutual funds	$96	$96	$-	$-
Fixed deposits and certificates of deposit	9,165	-	9,165	-
Variable rate demand notes	1,325	-	1,325	-
Repurchase agreements	236	-	236	-
Total	$10,822	$96	$10,726	$-

Description	June 30, 2013	Level 1	Level 2	Level 3
Mutual funds	$25	$25	$-	$-
Fixed deposits and certificates of deposit	9,581	-	9,581	-
Variable rate demand notes	1,715	-	1,715	-
Repurchase agreements	2,000	-	2,000	-
Total	$13,321	$25	$13,296	$-

During fiscal years 2014 and 2013, the Company did not record any other-than-temporary impairments on the financial assets required to be measured on a nonrecurring basis.

Warranty

Measurement Solutions products generally carry a two or three-year warranty for parts and a one-year warranty for labor and travel related to warranty.  Product sales to the forest products industry carry a three-year warranty for TriCam® sensors. Sales of ScanWorks® have a one-year warranty for parts; sales of WheelWorks® products have a two-year warranty for parts.  The Company provides a reserve for warranty based on its experience and knowledge.  Factors affecting the Company’s warranty liability include the number of units sold or in service and historical and anticipated rates of claims and cost per claim.  The Company periodically assesses the adequacy of its warranty liability based on changes in these factors.  If a special circumstance arises requiring a higher level of warranty, the Company would make a special warranty provision commensurate with the facts.  Changes to the Company’s warranty liability are as follows (in thousands):

	Beginning	Costs and	Less	Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2014	$63	$305	$281	$87
Fiscal year ended June 30, 2013	$63	$123	$123	$63
Fiscal year ended June 30, 2012	$63	$146	$146	$63

Advertising Expense

The Company charges advertising expense in the period incurred.  As of June 30, 2014, 2013, and 2012, advertising expense was $35,000, $53,000, and $13,000, respectively.

Self–Insurance

The Company is self-insured for health, vision and short-term disability costs up to a certain stop-loss level per claim and on an aggregate basis of a percentage of estimated annual costs.  The estimated liability is based upon review by management and an independent insurance consultant of claims filed and claims incurred but not yet reported.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard will be effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods:  (i) a full retrospective approach reflecting the applications of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in fiscal year 2018.

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

2.           Leases

The Company leases building space, office equipment and motor vehicles under operating leases.  Lease terms generally cover periods from two to five years and may contain renewal options. The following is a summary, as of June 30, 2014, of the future minimum annual lease payments required under the Company’s operating leases having initial or remaining non-cancelable terms in excess of one year:

Year	Minimum Rentals
2015	$906,188
2016	402,243
2017	112,391
2018	38,017
2019 and beyond	39,986

Total minimum lease payments	$1,498,825

Rental expenses for operating leases in the fiscal years ended June 30, 2014, 2013 and 2012 were $1,018,000, $955,000 and $998,000, respectively.

3.Credit Facilities

The Company had no debt outstanding at June 30, 2014 and June 30, 2013.

The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”) which expires on November 2, 2015.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth of not less than $33.2 million.  The Company was in compliance with this financial covenant at June 30, 2014.  The Company is permitted to declare dividends of up to $2.5 million in any fiscal year provided the Company maintains the required minimum Tangible Net Worth.  The Company is also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.

At June 30, 2014, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $478,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases. The facility allows up to 250,000 Euros to be used for providing bank guarantees.  Any borrowings for working capital needs will bear interest at 7.15%.   Any outstanding bank guarantees will bear interest at 2.0%.  The German credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At June 30, 2014 and 2013, GmbH had no borrowings or bank guarantees outstanding.

4.Information About Major Customers

The Company’s sales efforts are led by account managers who develop a close consultative selling relationship with the Company’s customers.  The Company’s principal customers have historically been automotive manufacturing companies that the Company either sells to directly or through manufacturing line builders, system integrators or original equipment manufacturers.  The Company’s products are typically purchased for installation in connection with retooling programs undertaken by these companies.  Because sales are dependent on the timing of customers’ retooling programs, sales by customer vary significantly from year to year, as do the Company’s largest customers.

For the fiscal years 2014, 2013 and 2012, approximately 43%, 46% and 51%, respectively, of net sales were derived from the Company’s four largest automotive end user customers.  The Company also sells to manufacturing line builders, system integrators or assembly equipment manufacturers, who in turn sell to the Company’s automotive customers.  For the fiscal years 2014, 2013 and 2012, approximately 16%, 7% and 13%, respectively, of net sales were to manufacturing line builders, system integrators and original equipment manufacturers for the benefit of the same four largest automotive end user customers in each respective year.  During the fiscal year ended June 30, 2014, direct sales to Volkswagen Group accounted for approximately 30% of the Company’s total net sales.  At June 30, 2014, accounts receivable from Volkswagen Group totaled approximately $4.7 million.

5.Contingencies

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

As part of routine evaluation procedures, the Company identified a potential concern regarding the employment status and withholding for several individuals in one of the Company’s foreign jurisdictions.  The Company has begun a review of the matter, and expects resolution in the next few months. At this time, because the Company has not completed its evaluation, the Company is not able to determine an amount or range of its financial liability relating to this matter.  The Company does not expect that the resolution of this matter will have a detrimental effect on the conduct of the Company’s business in this foreign jurisdiction.

6. 401(k) Plan

The Company has a 401(k) tax deferred savings plan that covers all eligible employees.  The Company may make discretionary contributions to the plan.    The Company’s contribution during fiscal years 2014, 2013 and 2012 were $577,000,  $522,000 and $190,000, respectively.

7.Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria.  Under the Plan, eligible employees may purchase shares of the Company's common stock at 85% of its market value at the beginning of the six-month election period.  Purchases are limited to 10% of an employee's eligible compensation and the shares purchased are restricted from being sold for one year from the purchase date.  At June 30, 2014, 136,044 shares remained available under the Plan.

Activity under this Plan is shown in the following table:

	Purchase Period Ended
	June 30,
	2014	2013	2012
Non-cash stock based compensation expense	$30,571	$34,829	$6,653
Common shares purchased	14,672	8,876	7,626
Average purchase price per share	$5.74	$4.35	$4.22

8. Stock Based Compensation

The Company maintains a 2004 Stock Incentive Plan (“2004 Plan”) covering substantially all company employees, non-employee directors and certain other key persons.  Options previously granted under a 1998 Global Team Member Stock Option Plan (“1998 Plan”) and a Directors Stock Option Plan (“Directors Plan”) will continue to be maintained until all options are exercised, cancelled or expire.  No further grants are permitted to be made under the terms of the 1998 and Directors Plans.  The 2004 and Directors Plans are administered by a committee of the Board of Directors, the Management Development, Compensation and Stock Option Committee.  The 1998 Plan is administered by the President of the Company.

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

The Company recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $255,000, $166,000 and $210,000 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. As of June 30, 2014, the total remaining unrecognized compensation cost related to non-vested stock based compensation amounted to $753,000.  The Company expects to recognize this cost over a weighted average vesting period of 2.9 years.

The Company received $3,561,000 in cash from option exercises under all stock option payment arrangements for the twelve months ended June 30, 2014.  The actual tax benefit realized, that related to tax deductions for non-qualified options exercised and disqualifying dispositions under all stock option payment arrangements, totaled approximately, $692,000 for fiscal 2014.

Activity under these Plans is shown in the following tables:

	Fiscal Year 2014			Fiscal Year 2013
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value (1)		Exercise	Value (1)
Shares subject to option	Shares	Price	($000)	Shares	Price	($000)

Outstanding at beginning of period	1,122,675	$7.07		1,162,996	$6.81
New Grants (based on fair value
of common stock at dates of grant)	214,000	$10.80		164,000	$5.76
Exercised	(497,446)	$7.16		(171,066)	$3.79
Expired	(18,743)	$9.14		(30,705)	$8.79
Forfeited	(55,000)	$5.89		(2,550)	$2.93

Outstanding at end of period	765,486	$8.09	$3,614	1,122,675	$7.07	$1,502
Exercisable at end of period	407,236	$7.47	$2,148	846,175	$7.47	$940

	Fiscal Year 2012
		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value (1)
Shares subject to option	Shares	Price	($000)

Outstanding at beginning of period	1,122,919	$6.60
New Grants (based on fair value
of common stock at dates of grant)	158,000	$6.00
Exercised	(56,504)	$1.54
Expired	(33,119)	$6.67
Forfeited	(28,300)	$4.49

Outstanding at end of period	1,162,996	$6.81	$678
Exercisable at end of period	963,271	$7.13	$552

 (1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.  The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2014, 2013 and 2012, were $2,034,000,  $466,000 and $220,000, respectively.  The total fair value of shares vested during the fiscal years ended June 30, 2014, 2013 and 2012, were $182,000,  $148,000 and $313,000, respectively.

The estimated fair value as of the date options were granted during the periods presented using the Black-Scholes option-pricing model, was as follows:

	2014	2013	2012
Weighted average estimated fair value per
share of options granted during the period	$10.80	$2.27	$2.46
Assumptions:
Dividend yield	2.10	-	-
Common stock price volatility	38.88%	44.86%	46.14%
Risk free rate of return	1.53%	0.62%	0.90%
Expected option term (in years)	5	5	5

The following table summarizes information about stock options at June 30, 2014:

			Options Outstanding			Options Exercisable
				Weighted	Weighted		Weighted
				Average	Average		Average
				Remaining	Exercise		Exercise
Range of Exercise Prices			Shares	Contractual Life	Price	Shares	Price

$2.80	to	$5.26	71,650	4.83	$3.26	69,150	$3.19
5.70	to	8.81	404,836	5.18	$6.91	260,086	$7.47
8.92	to	14.01	264,000	7.56	$10.63	78,000	$11.30
14.33	to	14.33	25,000	9.68	$14.33	-	$-
$2.80	to	$14.33	765,486	6.12	$8.09	407,236	$7.47

Restricted Shares

Restricted stock awards under the 2004 Plan are earned based on an individual’s achievement of performance goals during the initial fiscal year with a subsequent one year service vesting period.  The grant date fair value associated with the restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of the Company’s Common Stock on the grant date authorized by the Company’s Board of Directors, multiplied by the number of restricted stock awards expected to be issued and vested and is amortized over the combined performance and service periods. The non-cash stock based compensation expense recorded for restricted stock awards for the fiscal years ended June 30, 2014 and 2013 was $161,000 and $68,000, respectively.  As of June 30, 2014, the total remaining unrecognized compensation cost related to restricted stock awards amounted to $263,000.

A summary of the status of restricted shares issued at June 30, 2014 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2013	-	$-
Granted	22,550	5.39
Vested	-	-
Forfeited or expired	(4,600)	5.39
Nonvested at June 30, 2014	17,950	$5.39

Available Shares

At June 30, 2014, the 2004 Plan had 795,624 shares available for future grants, including restricted stock or stock options that could be issued in the first quarter of fiscal 2014.

9.Income Taxes

Income from continuing operations before income taxes for U.S. and foreign operations was as follows (in thousands):

	2014	2013	2012
U.S.	$(2,124)	$1,272	$3,192
Foreign	5,126	6,259	2,183
Total	$3,002	$7,531	$5,375

The income tax (provision) benefit reflected in the statement of income consists of the following (in thousands):

	2014	2013	2012
Current (provision) benefit:
U.S. Federal & State	$(102)	$39	$(1,614)
Foreign	(1,581)	(977)	(829)
Deferred taxes
U.S.	969	(48)	(444)
Foreign	139	(415)	339
Total provision	$(575)	$(1,401)	$(2,548)

The Company’s deferred tax assets are substantially represented by the tax benefit of net operating losses, tax credit carry-forwards and the tax benefit of future deductions represented by timing differences for deferred revenue, inventory obsolescence, allowances for bad debts, warranty expenses, and unrealized losses on investments.  The Company has a valuation allowance for tax credit carry-forwards in the United States that it expects will more likely than not expire prior to the tax benefit being realized.  The components of deferred tax assets were as follows (in thousands):

	2014	2013	2012

Benefit of net operating losses	$7,149	$6,617	$6,136
Tax credit carry-forwards	4,928	4,866	4,685
Other, principally reserves	2,774	2,381	3,973
Deferred tax asset	14,851	13,864	14,794
Valuation allowance	(3,103)	(3,224)	(3,691)
Net deferred tax asset	$11,748	$10,640	$11,103

Rate Reconciliation:
Provision at U.S. statutory rate	34.0%	34.0%	34.0%
Net effect of taxes on foreign activities	(10.0)%	(7.7)%	(1.1)%
Tax effect of U.S. permanent differences	(0.4)%	0.2%	(4.1)%
State taxes and other, net	(0.7)%	(1.9)%	0.6%
Adjustment of federal/foreign income taxes related to prior years	0.3%	0.2%	0.1%
Valuation allowance	(4.0)%	(6.2)%	17.9%
Effective tax rate	19.2%	18.6%	47.4%

The amount of earnings retained for use by the Company’s foreign subsidiaries for which no tax provision has been made amounted to approximately $18.1 million as of June 30, 2014.  The Company may be subject to United States income taxes and foreign withholding taxes if these earnings are distributed in the future.  It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings.  At June 30, 2014, the Company had net operating loss carry-forwards for U.S. federal income tax purposes of $22.1 million that expire in the years 2022 through 2034 and tax credit carry-forwards of $4.9 million of which $4.7 million expire in the years 2018 through 2033.  Included in the U.S. federal net operating loss carry-forward is $8.7 million from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as an increase to additional paid-in-capital rather than a reduction of the income tax provision.  The net change in the total valuation allowance for the fiscal years ended June 30, 2014, 2013 and 2012 was a decrease of $121,000 and $467,000,  and an increase of $961,000, respectively.

On June 30, 2014 and 2013, the Company had $1.3 million and $1.2 million of unrecognized tax benefits that would affect the effective tax rate if recognized. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively.  As of June 30, 2014 there was no accrued interest or penalties related to uncertain tax positions recorded on the Company’s financial statements.  For U.S. federal income tax purposes, the tax years 2011 through 2014 remain open to examination by government tax authorities.  For German income tax purposes, tax years 2011 through 2014 remain open to examination by government tax authorities.  At June 30, 2014, China has no tax years open to examination.

The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

Year End June 30	2014
Balance, beginning of year	$1,237
Increases for tax positions related to the current year	31
Balance, year end	$1,268

10.Dividends

In fiscal years 2014 and 2013, the Company’s Board of Directors declared the following dividends.

	Dividend
Declaration date	Per Share	Record Date	Total Amount	Payment Date
			(in thousands)

May 21, 2014	$0.15	June 5, 2014	$1,372	June 26, 2014
May 7, 2013	$0.15	June 6, 2013	$1,292	June 27, 2013
September 27, 2012	$0.25	October 10, 2012	$2,124	November 1, 2012

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

	Fiscal Year ended June 30,
	2014	2013	2012
Net Sales	$-	$595	$5,749
Operating Income/(Loss)	$-	$28	$(1,638)

The operating loss reported for CBU above does not include corporate costs previously allocated between the Company’s operating segments, which remain with the Company.  Additionally, in fiscal 2012, the Company also recorded a $1.6 million charge, or $1.1 million, net of taxes related to the write-down of CBU assets held for sale.

At June 30, 2014 and 2013, the Company’s balance sheets did not have any assets or liabilities related to CBU.

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

12.Segment and Geographic Information

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

Geographical Regions ($000)	Americas	Europe (1)	Asia (2)	Consolidated

Twelve months ended June 30, 2014
Net sales	$18,278	$27,807	$13,527	$59,612
Long-lived assets, net	5,662	396	207	6,265

Twelve months ended June 30, 2013
Net sales	$22,170	$26,118	$12,598	$60,886
Long-lived assets, net	5,710	434	159	6,303

Twelve months ended June 30, 2012
Net sales	$26,247	$18,375	$12,757	$57,379
Long-lived assets, net	7,088	392	209	7,689

(1)

The Company’s German subsidiary had net external sales of $27.8 million, $26.1 million and $18.4 million in the fiscal years ended June 30, 2014, 2013 and 2012, respectively.  Long-lived assets of the Company’s German subsidiary were $385,000, $418,000 and $373,000 as of June 30, 2014, 2013 and 2012, respectively.

(2)

The Company’s Chinese subsidiary had net external sales of $10.0 million, $9.1 million and $8.7 million in the fiscal years ended June 30, 2014, 2013 and 2012, respectively.  Long-lived assets of the Company’s Chinese subsidiary were $110,000,  $117,000 and $135,000 as of June 30, 2014, 2013 and 2012, respectively.

13.Selected Quarterly Financial Data

Selected unaudited quarterly financial data for the fiscal years ended June 30, 2014 and 2013 are as follows (in thousands, except per share amounts):

	Quarter Ended

Fiscal Year 2014	9/30/2013	12/31/2013	3/31/2014	6/30/2014
Net sales	$12,372	$12,519	$17,328	$17,393
Gross profit	4,287	4,976	8,162	7,424
Net income (loss)	(588)	(407)	2,481	941
Earnings (loss) per share
Basic	(0.07)	(0.05)	0.27	0.10
Diluted	(0.07)	(0.05)	0.26	0.10

Fiscal Year 2013 (1)	9/30/2012	12/31/2012	3/31/2013	6/30/2013
Net sales	$12,148	$13,229	$14,765	$20,744
Gross profit	5,597	5,199	7,345	9,979
Income from continuing operations	629	184	1,336	3,981	(2)
Income from discontinued operations	26	-	31	23
Net income	655	184	1,367	4,004
Earnings per share from continuing operations
Basic	0.08	0.02	0.16	0.46
Diluted	0.08	0.02	0.16	0.46
Earnings per share
Basic	0.08	0.02	0.16	0.46
Diluted	0.08	0.02	0.16	0.46

(1)   During the first quarter of fiscal 2013, the Company sold substantially all of the assets of its Commercial Products business unit (see Note 11).  Fiscal 2013 quarters reflect the operations of the Commercial Products business unit as discontinued.

(2)   In the fourth quarter of fiscal 2013, a long-term investment in preferred stock was redeemed at par resulting in a $1.1 million gain when a previous impairment charge was reversed (see Note 1)

ITEM 9:CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A:CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report Of Management On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal controls over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. This assessment was performed using the criteria established under the Internal Control-Integrated Framework (1992) established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2014.

BDO USA LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2014, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. Such report appears immediately below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Perceptron, Inc.

Plymouth, Michigan

We have audited Perceptron, Inc.’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Perceptron, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Perceptron, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Perceptron, Inc. as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2014, and our report dated September 15, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

September 15, 2014

Changes In Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Matters to Come before the Meeting – Proposal 1:  Election of Directors”, “Corporate Governance”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” of the registrant’s proxy statement for 2014 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

The information required by Part III, Item 10 with respect to the Company’s nominating committee, audit committee and the audit committee’s financial expert is set forth in the Proxy Statement under the captions “Corporate Governance – Board Leadership Structure and Board and Committee Information – Audit Committee”, “Corporate Governance – Board Leadership Structure and Board and Committee Information – Nominating and Corporate Governance Committee” and “Corporate Governance – Audit Committee Report”, which paragraphs are incorporated herein by reference.

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

ITEM 11:   EXECUTIVE COMPENSATION

The information contained under the captions “Matters to Come before the Meeting – Proposal 1:  Election of Directors – Director Compensation for Fiscal 2014”, “Matters to Come before the Meeting – Proposal 1:  Election of Directors – Standard Director Compensation Arrangements”,  “Compensation of Executive Officers” and “Corporate Governance – Management Development, Compensation and Stock Option Committee Interlocks and Insider Participation” of the Proxy Statement is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of June 30, 2014, including the 2004 Stock Incentive Plan, the Directors Stock Option Plan, the 1998 Global Team Member Stock Option Plan, and the Employee Stock Purchase Plan (together, the “Plans”):

			Weighted	Number of securities
			average exercise	remaining available for
	Number of securities		price of	future issuance under
	to be issued upon		outstanding	equity compensation
	exercise of		options,	plans (excluding
	outstanding options,		warrants and	securities reflected in
Plan Category	warrants and rights		rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved
by shareholders:
2004 Stock Incentive Plan	703,250	(1) (2)	$8.16	795,624
Directors Stock Option Plan	12,000	(3)	$6.85	-
Employee Stock Purchase Plan	2,781	(4)	$10.63	136,044
Total of equity compensation plans
approved by shareholders	718,031		$8.14	931,668
Equity compensation plans not
approved by shareholders:
1998 Global Team Member
Stock Option Plan	50,236	(5)	$7.53	-
Total:	768,267		$8.10	931,668

(1)   Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.

(2)   After June 30, 2014, options and restricted stock for 6,000 shares of Common Stock were granted under the 2004 Stock Plan to executive officers, other officers and team members of the Company.

(3)   The 2004 Stock Incentive Plan replaced the Directors Stock Option Plan effective December 7, 2004. No further grants under the  Directors Stock Option Plan will be made.

(4)   Does not include an undeterminable number of shares subject to a payroll deduction election under the Employee Stock Purchase Plan for the period from July 1, 2014 until December 31, 2014, which will not be issued until January 2015.

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

ITEM 14:   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Matters to Come Before the Meeting – Proposal 3: Ratification of Company’s Independent Registered Public Accounting Firm,” “Independent Accountants – Policy for Pre-Approval of Audit and Non-Audit Services” and “Independent Accountants – Fees Paid to Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15:   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.Financial Statements and Schedules Filed

Financial Statements - see Item 8 of this report.  Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

B.	Exhibits:

Exhibits - the exhibits filed in response to Item 601 of Regulation S-K with this report are listed on pages 55 through 59.  The Exhibit List is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Perceptron, Inc.
(Registrant)
By:	/S/ Jeffrey M. Armstrong
Jeffrey M. Armstrong, President and Chief Executive Officer (Principal Executive Officer)

Date: September 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Jeffrey M. Armstrong	President, Chief Executive Officer and	September 15, 2014
Jeffrey M. Armstrong	Director (Principal Executive Officer)

/S/ Keith R. Marchiando	Vice President and Chief Financial Officer	September 15, 2014
Keith R. Marchiando	(Principal Financial Officer)

/S/ Sylvia M. Smith	Vice President and Controller (Principal	September 15, 2014
Sylvia M. Smith	Accounting Officer)

/S/ W. Richard Marz	Chairman of the Board and Director	September 15, 2014
W. Richard Marz

/S/ David J. Beattie	Director	September 15, 2014
David J. Beattie

/S/ Kenneth R. Dabrowski	Director	September 15, 2014
Kenneth R. Dabrowski

/S/ Philip J. DeCocco	Director	September 15, 2014
Philip J. DeCocco

/S/ C. Richard Neely, Jr.	Director	September 15, 2014
C. Richard Neely, Jr.

/S/ Robert S. Oswald	Director	September 15, 2014
Robert S. Oswald

/S/ Terryll R. Smith	Director	September 15, 2014
Terryll R. Smith

EXHIBIT INDEX

Exhibit No	Description of Exhibits
2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

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

4.7

First Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2012.

4.8

Second Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 6, 2012.

4.9

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

4.12

Sixth Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 6, 2013.

4.13

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

4.14

Rights Agreement, dated as of March 24, 1998, between Perceptron, Inc. and American Stock Transfer & Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit 2 of the Company’s Current Report on Form 8-K filed March 24, 1998.

4.15

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

10.36@	Summary of Fiscal 2012 Annual Incentive and Profit Sharing Plans is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2012.

10.37@	Written Description of Fiscal 2013 Annual Incentive and Profit Sharing Plans is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 19, 2012.

10.38@	Written Description of Fiscal 2014 Annual Incentive and Profit Sharing Plans is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 19, 2013.

10.39@	Severance Agreement, dated December 18, 2008, between the Company and Mark S. Hoefing is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on December 24, 2008.

10.40

License Agreement (from Inspectron to Perceptron), dated August 30, 2012, between Inspectron Inc. and Perceptron, Inc., is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on September 6, 2012.

10.41@	Offer Letter dated October 24, 2013 between Jeffrey M. Armstrong and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 31, 2013.

10.42@

Severance Agreement dated October 24, 2013 between Jeffrey M. Armstrong and the Company is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 31, 2013.

10.43@

Consulting Agreement and related Release Agreement dated October 31, 2013 between Harry T. Rittenour and the Company is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 31, 2013.

10.44@	Offer Letter dated February 4, 2014 between Keith R. Marchiando and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2014.

10.45@

Severance Agreement dated February 11, 2014 between Keith R. Marchiando and the Company is incorporated by reference to Exhibit 10.2 of the Company’s Current Report Form 8-K filed on February 13, 2014.

21.	A list of subsidiaries of the Company is incorporated by reference to Exhibit 21 of the Company’s Report on Form 10-K for the Year Ended June 30, 2008.

23.	Consent of Experts and Counsel.

23.1*	Consent of the Company’s Independent Registered Public Accounting Firm, BDO USA, LLP.

23.2*	Consent of the Company’s Independent Registered Public Accounting Firm, Grant Thornton LLP.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

31.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.	Section 1350 Certifications.

32.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

_____________________

*Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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