Form 10-Q
period 2014-09-30
PERCEPTRON INC/MI
filed 2014-11-10
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014.

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

The number of shares outstanding of each of the issuer’s classes of common stock as of November 4, 2014, was:

Common Stock, $0.01 par value	9,212,481
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2014

+

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
(In Thousands, Except Per Share Amount)	2014	2014
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$24,884	$23,070
Short-term investments	9,508	10,822
Receivables:
Billed receivables, net of allowance for doubtful accounts	11,198	19,185
of $137 and $146, respectively
Other receivables	357	276
Inventories, net of reserves of $1,068 and $1,185, respectively	8,279	7,049
Deferred taxes	1,687	1,687
Other current assets	1,680	1,651
Total current assets	57,593	63,740

Property and Equipment
Building and land	6,417	6,438
Machinery and equipment	13,885	13,916
Furniture and fixtures	1,135	1,156
	21,437	21,510
Less - Accumulated depreciation and amortization	(15,866)	(15,970)
Net property and equipment	5,571	5,540

Long-Term Investments	777	725
Other Long-Term Assets	510	-
Deferred Tax Asset	10,796	10,061

Total Assets	$75,247	$80,066

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,539	$2,081
Accrued liabilities and expenses	3,314	4,287
Accrued compensation	1,513	1,630
Income taxes payable	1,087	1,717
Deferred revenue	6,763	7,571
Total current liabilities	15,216	17,286

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,152 and 9,149, respectively	92	91
Accumulated other comprehensive income (loss)	(318)	573
Additional paid-in capital	43,781	43,600
Retained earnings	16,476	18,516
Total shareholders' equity	60,031	62,780

Total Liabilities and Shareholders' Equity	$75,247	$80,066

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands, Except Per Share Amounts)	2014	2013

Net Sales	$11,217	$12,372
Cost of Sales	8,110	8,085
Gross Profit	3,107	4,287

Operating Expenses
Selling, general and administrative	4,114	3,476
Engineering, research and development	1,701	1,654
Total operating expenses	5,815	5,130

Operating Loss	(2,708)	(843)

Other Income and (Expenses)
Interest income, net	78	12
Foreign currency loss	(554)	(3)
Other income (expense)	65	(1)
Total other income (expense)	(411)	8

Loss Before Income Taxes	(3,119)	(835)

Income Tax Benefit	1,079	247

Net Loss	$(2,040)	$(588)

Loss Per Common Share
Basic	($0.22)	($0.07)
Diluted	($0.22)	($0.07)

Weighted Average Common Shares Outstanding
Basic	9,152	8,682
Dilutive effect of stock options	-	-
Diluted	9,152	8,682

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands)	2014	2013

Net Income	$(2,040)	$(588)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(891)	568

Comprehensive Income	$(2,931)	$(20)

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Three Months Ended
	September 30,
(In Thousands)	2014	2013

Cash Flows from Operating Activities
Net loss	$(2,040)	$(588)
Adjustments to reconcile net loss to net cash provided from
(used for) operating activities:
Depreciation and amortization	193	172
Stock compensation expense	150	132
Deferred income taxes	(840)	(192)
Disposal of assets and other	487	(123)
Allowance for doubtful accounts	(8)	(59)
Changes in assets and liabilities
Receivables, net	6,081	8,978
Inventories	(1,429)	(522)
Accounts payable	2,212	(1,166)
Other current assets and liabilities	(2,076)	(2,385)
Net cash provided from operating activities	2,730	4,247

Cash Flows from Financing Activities
Proceeds from stock plans	32	1,547
Net cash provided from financing activities	32	1,547

Cash Flows from Investing Activities
Purchases of short-term investments	(2,614)	(4,642)
Sales of short-term investments	3,520	7,080
Capital expenditures	(255)	(246)
Other long-term assets	(510)	-
Net cash provided from investing activities	141	2,192

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,089)	298

Net Increase in Cash and Cash Equivalents	1,814	8,284
Cash and Cash Equivalents, July 1	23,070	13,364
Cash and Cash Equivalents, September 30	$24,884	$21,648

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.Basis of Presentation

The accompanying Consolidated Financial Statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K.  In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2.New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board, (“FASB”), issued Accounting Standards Update No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets with a Foreign Entity or an Investment in a Foreign Entity  (ASU 2013-05).    This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 was effective for the Company beginning July 1, 2014 and did not have a material impact on the Company’s financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which provides guidance regarding the definition of a discontinued operation and the required disclosures.  The new guidance defines a discontinued operation as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  A strategic shift could include a disposal of (1) a major geographical area of operations, (2) a major line of business, (3) a major equity method investment, or (4) other major parts of an entity.  In addition, having significant continuing involvement with a component after a disposal or failing to eliminate the operations or cash flows of a disposed component from an entity’s ongoing operations will no longer preclude presentation as a discontinued operation.  There will be new disclosures required related to discontinued operations and to disposals of individually significant components that do not qualify as discontinued operations.  ASU 2014-08 is effective for the Company beginning July 1, 2015 and applies prospectively to new disposals of components and new classifications as held for sale and is not expected to have a significant impact on the presentation of the Company’s financial statements or disclosures.

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

In August 2014, the FASB issued Accounting Standards Update No. 2015-15, Presentation of Financial Statements – Going Concern, (ASU 2014-15), requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements.  The entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.”  The disclosure requires identifying the principal conditions and events contributing to the “doubt” to continue as a going concern, as well as management’s evaluations and plans to try to alleviate these uncertainties.  ASU 2014-15 is effective for the Company beginning July 1, 2015 and is not expected to have a significant impact on the Company’s disclosures.

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

4.Financial Instruments

For a discussion on the Company’s fair value measurement policies for Financial Instruments, refer to Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Financial Instruments”, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

The following table presents the Company’s investments at September 30, 2014 and June 30, 2014 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).  The fair value of the Company’s investments approximates their cost basis.

Description	September 30, 2014	Level 1	Level 2	Level 3
Mutual funds	$167	$167	$-	$-
Fixed deposits and certificates of deposit	8,516	-	8,516	-
Variable rate demand notes	825	-	825	-
Repurchase agreements	-	-	-	-
Total	$9,508	$167	$9,341	$-

Description	June 30, 2014	Level 1	Level 2	Level 3
Mutual funds	$96	$96	$-	$-
Fixed deposits and certificates of deposit	9,165	-	9,165	-
Variable rate demand notes	1,325	-	1,325	-
Repurchase agreements	236	-	236	-
Total	$10,822	$96	$10,726	$-

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

5.Inventory

Inventory is stated at the lower of cost or market.  The cost of inventory is determined by the first-in, first-out (“FIFO”) method.  The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,068,000 and $1,185,000 at September  30, 2014 and June 30, 2014, respectively, is comprised of the following (in thousands):

	September 30,	June 30,
Inventory	2014	2014
Component parts	$3,112	$2,813
Work in process	720	562
Finished goods	4,447	3,674
Total	$8,279	$7,049

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

At September 30, 2014, the Company had $9.5 million of short-term investments that primarily represented $8.5 million in time deposits or certificates of deposit and $825,000 in variable rate demand notes.  Included in short-term investments is restricted cash that serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantees are outstanding.  Interest is earned on the restricted cash and recorded as interest income. At September  30, 2014 and June 30, 2014, restricted cash in short-term investments was $426,000 and $520,000, respectively.

At September 30, 2014, the Company held a long-term investment in preferred stock that is not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  The Company estimated that the fair market value of this investment at September 30, 2014 exceeded $725,000 based on observable market activity and an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs, (i) the underlying structure of the security; (ii) the present value of the future principal, discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of the security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.  The Company also held a long-term time deposit for $52,000.  This time deposit serves as collateral for a bank guarantee that provides financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

7.Credit Facilities

The Company had no debt outstanding at September 30, 2014 and June 30, 2014.

The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”) which expires on November 2, 2015.    Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth of not less than $33.2 million.  The Company was in compliance with this financial covenant at September 30, 2014.  The Company is permitted to declare dividends of up to $2.5 million in any fiscal year provided the Company maintains the required minimum Tangible Net Worth.  The Company is also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.

At September 30, 2014, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $444,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to 250,000 Euros to be used for providing bank guarantees.  Any borrowings for working capital needs will bear interest at 7.15%.  Any outstanding bank guarantees will bear interest at 2.0%.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At September 30, and June 30, 2014, GmbH had no borrowings or bank guarantees outstanding.

8.Stock-Based Compensation

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

The Company recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $85,000 and $84,000 in the three months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $630,000.  The Company expects to recognize this cost over a weighted average vesting period of 2.77 years.

The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

	Three Months Ended	Three Months Ended
	9/30/2014	9/30/2013
Weighted average estimated fair value per
share of options granted during the period	$4.52	$3.11
Assumptions:
Dividend yield	$1.20	$2.10
Common stock price volatility	46.85%	38.88%
Risk free rate of return	1.84%	1.67%
Expected option term (in years)	6	5

The Company received approximately $2,000 and $1,469,000 in cash from option exercises under all share-based payment arrangements for the three months ended September 30, 2014 and 2013, respectively.

Restricted Shares

Restricted stock awards under the 2004 Plan are earned based on an individual’s achievement of performance goals during the initial fiscal year with a subsequent one year service vesting period.  The grant date fair value associated with the restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of the Company’s Common Stock on the grant date authorized by the Company’s Board of Directors, multiplied by the number of restricted stock awards expected to be issued and vested and is amortized over the combined performance and service periods. The non-cash stock based compensation expense recorded for restricted stock awards for the three months ended September 30, 2014 and 2013 was $65,000 and

$13,500, respectively.  As of September 30, 2014, the total remaining unrecognized compensation cost related to restricted stock awards amounted to $198,000.

A summary of the status of restricted shares issued at September  30, 2014 is presented in the table below.

Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2014	17,950	$5.39
Granted	-	-
Vested	(17,950)	5.39
Forfeited or expired	-	-
Nonvested at September 30, 2014	-	$-

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

Options to purchase 269,783 and 163,359 shares of common stock outstanding in the three months ended September  30, 2014 and 2013, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

As previously reported in the Company’s Annual Report on Form 10-K for fiscal year 2014, on July 19, 2013, a civil suit was filed against the Company by 3CEMS, a Cayman Islands and People’s Republic of China corporation, with the U.S. District Court for the Eastern District of Michigan (the “3CEMS Matter”).  The suit alleged that the Company breached its contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for the Company’s discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders from the Company based upon instructions they claimed to have received from the Company.  The suit alleged damages of not less than $4.5 million.  Effective December 6, 2013, a Tolling Agreement (the “Tolling Agreement”) was entered into between the Company and 3CEMS.  The Tolling Agreement provided that 3CEMS would dismiss the suit against the Company without prejudice, permitting the parties to continue to discuss the dispute outside of litigation.  On January 13, 2014, based upon 3CEMS’ voluntary dismissal, the Court entered an order of dismissal of the suit against the Company without prejudice.  The Company has agreed that should 3CEMS subsequently seek to assert claims against the Company related to such suit the Company will not oppose the claims based on the statute of limitations or any other time-based defense, based upon the passage of time from July 19, 2013 to the date the Tolling Agreement is terminated.  The Tolling Agreement terminates on December 31, 2014 or, if earlier upon 20 days’ notice by either party.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

SAFE HARBOR STATEMENT

We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2015 and future new order bookings, revenue, expenses, net income and backlog levels, future dividend payments, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products, the rate of adoption of our Helix®   technology, and our ability to fund our fiscal year 2015 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “prospects” “outlook” or similar expressions, we are making forward-looking statements.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Part I, Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K, for fiscal year 2014.  Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.  The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions.  These projections are subject to change based upon a wide variety of factors, a number of which are discussed above.  Certain of these new orders have been delayed in the past and could be delayed in the future.  Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line.  In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process.  A significant portion of the Company’s projected revenues and net income may depend upon the Company’s ability to successfully develop and introduce new products, expand into new geographic markets or continue sales with current and future customers.  Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollar, Euro, Chinese Yuan and Japanese Yen.  Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries.  Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.

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

In fiscal 2014, the Company built a new management team and put in place a strategic plan designed to expand revenues and increase shareholder value over the longer term.  The four elements of the plan are: continuing to expand profitability in our core markets, pursuing prudent diversification, extending our technological leadership, and maintaining fiscal discipline to ensure strong profitability.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Overview – The Company reported a net loss of $2.0 million, or $.22 per diluted share, for the first quarter of fiscal 2015 compared with a net loss of $588,000, or $.07 per diluted share, for the first quarter of fiscal 2014.  The Company’s quarterly results vary from quarter to quarter and are dependent upon delivery and installation schedules determined by our customers.  These schedules are subject to change by the customer and are not controlled by the Company.   See Outlook section below.  Specific line item results are described below.

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

Bookings (by location)	First Quarter		First Quarter
(in millions)	2015		2014		Increase/(Decrease)
Americas	$9.9	45.6%	$3.6	20.2%	$6.3	175.0%
Europe	7.0	32.3%	9.8	55.1%	(2.8)	(28.6)%
Asia	4.8	22.1%	4.4	24.7%	0.4	9.1%
Totals	$21.7	100.0%	$17.8	100.0%	$3.9	21.9%

The fiscal 2015 first quarter bookings of $21.7 million was a new record quarterly bookings level for the Company reflecting the continuing demand for the Company’s products and solutions.  The $3.9 million increase in bookings, or 21.9%, from the level achieved a year ago was due to increased bookings for Measurement Solutions and included large orders for turn-key gap and flush and gauging systems.   The Americas booking increase of $6.3 million principally represented increased bookings for Measurement Solutions.   Europe’s decrease in bookings was primarily related to lower Measurement Solutions orders.  Additionally, bookings in Europe decreased $1.1 million as a result of re-valuing the European backlog to reflect the lower Euro rate at September 30, 2014 from the rate in effect at June 30, 2014.  Asia’s increase reflected higher Measurement Solutions bookings that were partially offset by lower 3D Scanning and Value Added Services orders.

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

Backlog (by location)	First Quarter		First Quarter
(in millions)	2015		2014		Increase/(Decrease)
Americas	$14.8	29.7%	$7.0	19.5%	$7.8	111.4%
Europe	21.2	42.6%	18.2	50.7%	3.0	16.5%
Asia	13.8	27.7%	10.7	29.8%	3.1	29.0%
Totals	$49.8	100.0%	$35.9	100.0%	$13.9	38.7%

The Company’s $49.8 million backlog at September 30, 2014 is a new record level for the Company and reflects the strong bookings received in the quarter.   Compared to a year ago, the current backlog increased $13.9 million, or 38.7%, over the backlog at September 30, 2013 due to higher orders for Measurement Solutions in all three geographic regions.  Partially mitigating the increase was lower 3D Scanning orders in all three geographic regions.  The re-valuation effect of the lower Euro at September 30, 2014 versus June 30, 2014, reduced backlog approximately $1.1 million.

Sales – Sales of $11.2 million for the first quarter of fiscal 2015 decreased $1.2 million, or 9.7%, when compared to the same period a year ago.  The following table sets forth comparison data for the Company’s net sales by geographic location.

Sales (by location)	First Quarter		First Quarter
(in millions)	2015		2014		Increase/(Decrease)
Americas	$5.3	47.3%	$4.8	38.7%	$0.5	10.4%
Europe	3.1	27.7%	4.7	37.9%	(1.6)	(34.0)%
Asia	2.8	25.0%	2.9	23.4%	(0.1)	(3.4)%
Totals	$11.2	100.0%	$12.4	100.0%	$(1.2)	(9.7)%

The sales decrease of $1.2 million primarily represented lower sales of Measurement Solutions.  Partially mitigating this decrease were higher sales of Value Added Services.  The Americas had higher sales in all three product groupings.  Europe’s sales decrease was primarily due to lower Measurement Solutions sales, which were negatively impacted by a delay in shipment of a large order into the second quarter of fiscal 2014.  The sales decrease in Asia was primarily due to lower Measurement Solutions sales that were almost entirely offset by higher Value Added Services sales.  Changes in sales levels reflect normal quarter to quarter fluctuations as a result of requested delivery and installation schedules from our customers.

Gross Margin – The Company’s gross margin percentage of 27.7% in the first quarter this year decreased from 34.7% in the same period a year ago.  Impacting the lower gross margin percentage were higher costs related to additional personnel and year-over-year salary increases.  Also contributing to the lower margin in the first quarter was the mix of products sold that carried higher material costs as a percentage of revenue when compared to the first quarter of fiscal year 2014.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $4.1 million, an increase of $638,000, or 18.4%, compared to the first quarter of fiscal year 2014.  The increase in fiscal 2015 was primarily due to higher salary and personnel related costs and to a lesser extent higher professional services costs.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses of $1.7 million were comparable to the first quarter last year.  On a comparison basis, engineering materials costs were higher in the current quarter and were offset by lower salary and benefit costs that reflected the capitalization of approximately $100,000 of labor development costs related to a new 3D Scanning Solutions product that is expected to be released in the next few months.

Interest Income, net – Net interest income was $78,000 in the first quarter of fiscal year 2015 compared with net interest income of $12,000 in the first quarter of fiscal year 2014.  The increase in interest income was primarily the result of higher invested cash balances in fiscal year 2015 when compared to fiscal year 2014.

Foreign Currency – There was a net foreign currency loss of $554,000 in the first quarter of fiscal year 2015 compared with a net foreign currency loss of $3,000 a year ago.  The unfavorable change in foreign currency was primarily related to unfavorable changes in the Euro, Japanese Yen and to a lesser extent the Brazilian Real to the U.S. Dollar.

Other Income – The increase in other income in the first quarter of fiscal 2015, represents dividend income received on the Company’s long and short-term investments.

Income Taxes – The effective tax rate for the first quarter of fiscal year 2015 was 34.6% compared to 29.6% in the first quarter of fiscal year 2014.  The effective rate in both fiscal quarters primarily reflects the effect of the mix of pre-tax income and loss across the Company’s various tax jurisdictions and their respective tax rates.

Outlook – It was anticipated that first quarter revenue would be the lowest of the 2015 fiscal year.  Second quarter revenue is expected to recover to a level consistent with meeting our full year revenue and operating income forecast of strong growth. The record bookings in the first quarter continue to demonstrate significant demand for the Company’s products.  With a new record backlog level of $49.8 million, the Company is well positioned for growth in fiscal year 2015 over fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents were $24.9 million at September 30, 2014, compared to $23.1 million at June 30, 2014.  The $1.8 million increase in cash represented $2.7 million provided from operations and $906,000 from net sales of short-term investments. Offsetting cash received was $255,000 used for capital expenditure, $510,000 used for other long-term asset purchases and a $1.1 million decline in cash related to changes in foreign currency rates.

Of the $2.7 million in cash provided from operations, $4.8 million was generated from working capital changes and $2.1 million was used to fund operations.  Cash generated from changes in working capital resulted from a decrease in receivables of $6.1 million and an increase in accounts payable of $2.2 million that were partially offset by a $2.1 million change in other current assets and liabilities and an increase in inventories of $1.4 million.  The $6.1 million decrease in receivables primarily represented cash collections as well as the lower level of sales in the first quarter of fiscal year 2015 compared to the fourth quarter ended June 30, 2014.  The increase in accounts payable represents normal fluctuations in the timing of payments.  The $2.1 million change in other current assets and liabilities related primarily to a reduction in accrued liabilities and taxes payable as a result of the timing of payments.  The $1.4 million increase in inventories primarily represented the timing of shipments of finished goods, and to a lesser extent, inventory purchased to meet backlog requirements, inventory to support new products nearing release and an increase in stock levels to support reduced order lead times.

The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the three-month period ended September 30, 2014, the Company decreased its reserve for obsolescence by a net $117,000, which resulted from additional reserves for obsolescence of approximately $17,000 less disposals and the effect of changes in foreign currency of $134,000.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The Company decreased its allowance for doubtful accounts by a net $9,000 during the three-month period ended September 30, 2014.

At September 30, 2014, the Company had $34.4 million in cash, cash equivalents and short-term investments of which $24.6 million or 72% was held in foreign bank accounts.  Included in short-term investments at September 30, 2014 is $426,000 of restricted cash that serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantees are outstanding.  Interest is earned on the restricted cash and recorded as interest income. The Company does not repatriate its foreign earnings and based on its business plan, current cash, cash equivalents and short-term investments, the level of cash, cash equivalents and short-term investments in foreign bank accounts is not expected to have a material adverse impact on the Company’s liquidity.

At September 30, 2014, the Company had a long-term investment valued at $725,000.  The Company also held a long-term time deposit for $52,000.  This time deposit serves as collateral for a bank guarantee that provides financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.  See Note 6 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, contained in this Quarterly Report on Form 10-Q, for further information on the Company’s investments and their current valuation.  The market for the long-term investment is currently illiquid.

The Company had no debt outstanding at September 30 and June 30, 2014.  The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”) which expires on November 2, 2015.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth of not less than $33.2 million.  The Company was in compliance with this financial covenant at September 30, 2014.  The Company is permitted to declare dividends of up to $2.5 million in any fiscal year provided the Company maintains the required minimum Tangible Net Worth.  The Company is also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.

At September 30, 2014, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $444,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases. The facility allows up to 250,000 Euros to be used for providing bank guarantees.  Any borrowings for working capital needs will bear interest at 7.15%.   Any outstanding bank guarantees will bear interest at 2.0%.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At September 30, and June 30, 2014, GmbH had no borrowings or bank guarantees outstanding.

As part of routine evaluation procedures, the Company identified a potential concern regarding the employment status and withholding for several individuals in one of the Company’s foreign jurisdictions.  The Company has begun a review of the matter, and expects resolution in the next few months. At this time, because the Company has not completed its evaluation, the Company is not able to determine an amount or range of its financial liability relating to this matter.  The Company does not expect that the resolution of this matter will have a detrimental effect on the conduct of the Company’s business in this foreign jurisdiction.  See Item 1, “Legal Proceedings” and Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q, and Item 3, “Legal Proceedings” and Note 5 to the Consolidated Financial Statements, “Contingencies”, of the Company’s Annual Report on Form 10-K for fiscal year 2014 for a discussion of certain other contingencies relating to the Company’s liquidity, financial position and results of operations.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies” of the Company’s Annual Report on Form 10-K for fiscal year 2014.

The Company spent $255,000 on capital equipment in the first three months of fiscal year 2015 and could spend up to an aggregate of approximately $1.8 million for capital expenditures during fiscal year 2015, although there generally is no binding commitment to do so.  The Company also spent $510,000 on a long-term asset that is part of its development of a new 3D Scanning Solutions product.  Based on the Company’s current business plan, the Company believes that available cash on hand, short-term investments and existing credit facilities will be sufficient to fund anticipated fiscal year 2015 cash flow requirements, except to the extent that the Company implements business development opportunities, which would be financed as discussed below. The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

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

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the Company's Annual Report on Form 10-K for fiscal year 2014.

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

Foreign Currency Risk

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range.  At September 30, 2014, the Company’s percentage of sales commitments in non-United States currencies was approximately 69.7% or $34.7 million, compared to 81.0% or $29.1 million at September 30, 2013.   The Company is most vulnerable to changes in U.S. dollar/Euro, U.S. dollar/Chinese Yuan and U.S. dollar/Japanese Yen exchange rates.

The Company’s potential loss in net income that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the quarters ended September 30, 2014 and 2013, would have been approximately $145,000 and $25,000, respectively.  This sensitivity analysis assumes there are no changes other than the exchange rates.  This analysis has inherent limitations, including that it disregards the possibility that (i) the exchange rates of multiple foreign currencies may not always move in the same direction or percentage amount relative to the value of the U.S. dollar and (ii) changes in exchange rates may impact the volume of sales.

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

Uncertainties in Credit Markets

At September 30, 2014, the Company holds a long-term investment in preferred stock that is not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company’s long-term investment is subject to risk due to a decline in value of the investment.  The investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal 2008 and 2009.

Based on the Company’s current business plan, cash and short-term investments of $34.3 million at September 30, 2014 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity in its long-term investment will affect the Company’s ability to operate or fund its currently anticipated fiscal 2015 cash flow requirements.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 to the Consolidated Financial Statements, “New Accounting Pronouncements”.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Information.”

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2014 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A.RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2014.

ITEM 6.EXHIBITS

31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document
101.SCH*	Taxonomy Extension Schema
101.CAL*	Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Perceptron, Inc.
(Registrant)

Date: November 7, 2014	By:	/S/ Jeffrey M. Armstrong
Jeffrey M. Armstrong
President and Chief Executive Officer

Date: November 7, 2014	By:	/S/ Keith R. Marchiando
Keith R. Marchiando
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2014	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Vice President and Chief Accounting Officer
(Principal Accounting Officer)