Form 10-Q
period 2014-12-31
PERCEPTRON INC/MI
filed 2015-02-09
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December  31, 2014.

Commission file number:  0-20206

PERCEPTRON, INC.

(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2381442 (I.R.S. Employer Identification No.)
47827 Halyard Drive, Plymouth, Michigan (Address of Principal Executive Offices)	48170-2461 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

The number of shares outstanding of each of the issuer’s classes of common stock as of February 3, 2015, was:

Common Stock, $0.01 par value	9,259,685
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2014

+

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(In Thousands, Except Per Share Amount)	2014	2014
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$27,008	$23,070
Short-term investments	4,965	10,822
Receivables:
Billed receivables, net of allowance for doubtful accounts	20,254	19,185
of $159 and $146, respectively
Other receivables	271	276
Inventories, net of reserves of $1,078 and $1,185, respectively	8,246	7,049
Deferred taxes	1,687	1,687
Other current assets	1,309	1,651
Total current assets	63,740	63,740

Property and Equipment
Building and land	6,431	6,438
Machinery and equipment	14,218	13,916
Furniture and fixtures	1,130	1,156
	21,779	21,510
Less - Accumulated depreciation and amortization	(15,933)	(15,970)
Net property and equipment	5,846	5,540

Long-Term Investments	778	725
Other Long-Term Assets	510	-
Deferred Tax Asset	10,540	10,061

Total Assets	$81,414	$80,066

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$3,455	$2,081
Accrued liabilities and expenses	4,645	4,287
Accrued compensation	1,538	1,630
Income taxes payable	1,272	1,717
Deferred revenue	8,083	7,571
Total current liabilities	18,993	17,286

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,251 and 9,149, respectively	92	91
Accumulated other comprehensive income (loss)	(939)	573
Additional paid-in capital	44,013	43,600
Retained earnings	19,255	18,516
Total shareholders' equity	62,421	62,780

Total Liabilities and Shareholders' Equity	$81,414	$80,066

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands, Except Per Share Amounts)	2014	2013	2014	2013

Net Sales	$23,566	$12,519	$34,783	$24,891
Cost of Sales	12,253	7,543	20,363	15,628
Gross Profit	11,313	4,976	14,420	9,263

Operating Expenses
Selling, general and administrative	4,926	3,598	9,040	7,074
Engineering, research and development	1,999	1,642	3,700	3,296
Total operating expenses	6,925	5,240	12,740	10,370

Operating Income (Loss)	4,388	(264)	1,680	(1,107)

Other Income and (Expenses)
Interest income, net	76	51	154	63
Foreign currency loss	(376)	(246)	(930)	(249)
Other income	58	1	123	-
Total other income (expense)	(242)	(194)	(653)	(186)

Income (Loss) Before Income Taxes	4,146	(458)	1,027	(1,293)

Income Tax Benefit (Expense)	(1,367)	51	(288)	298

Net Income (Loss)	$2,779	$(407)	$739	$(995)

Income (Loss) Per Common Share
Basic	$0.30	$(0.05)	$0.08	$(0.11)
Diluted	0.30	(0.05)	0.08	(0.11)

Weighted Average Common Shares Outstanding
Basic	9,218	8,972	9,185	8,827
Dilutive effect of stock options	145	-	160	-
Diluted	9,363	8,972	9,345	8,827

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands)	2014	2013	2014	2013

Net Income (Loss)	$2,779	$(407)	$739	$(995)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(621)	315	(1,512)	883

Comprehensive Income (Loss)	$2,158	$(92)	$(773)	$(112)

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Six Months Ended
	December 31,
(In Thousands)	2014	2013

Cash Flows from Operating Activities
Net income (loss)	$739	$(995)
Adjustments to reconcile net income (loss) to net cash provided from
(used for) operating activities:
Depreciation and amortization	370	331
Stock compensation expense	245	240
Deferred income taxes	(692)	95
Disposal of assets and other	586	(189)
Allowance for doubtful accounts	18	(75)
Changes in assets and liabilities
Receivables, net	(3,427)	9,929
Inventories	(1,505)	(1,302)
Accounts payable	3,429	(857)
Other current assets and liabilities	1,498	(3,323)
Net cash provided from operating activities	1,261	3,854

Cash Flows from Financing Activities
Proceeds from stock plans	169	3,050
Net cash provided from financing activities	169	3,050

Cash Flows from Investing Activities
Purchases of short-term investments	(3,074)	(15,844)
Sales of short-term investments	8,575	13,788
Capital expenditures	(677)	(319)
Other long-term assets	(562)	-
Net cash provided from (used for) investing activities	4,262	(2,375)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,754)	228

Net Increase in Cash and Cash Equivalents	3,938	4,757
Cash and Cash Equivalents, July 1	23,070	13,364
Cash and Cash Equivalents, December 31	$27,008	$18,121

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

On November 18, 2014, the FASB issued Accounting Standards Update No. 2014-17, Pushdown Accounting, which provides an acquired entity with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  ASU 2014-17 was effective for the Company beginning November 18, 2014 and did not have a material impact on the Company’s financial statements.

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

The following table presents the Company’s investments at December  31, 2014 and June 30, 2014 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).  The fair value of the Company’s investments approximates their cost basis.

Description	December 31, 2014	Level 1	Level 2	Level 3
Mutual funds	$123	$123	$-	$-
Fixed deposits and certificates of deposit	4,412	-	4,412	-
Variable rate demand notes	430	-	430	-
Repurchase agreements	-	-	-	-
Total	$4,965	$123	$4,842	$-

Description	June 30, 2014	Level 1	Level 2	Level 3
Mutual funds	$96	$96	$-	$-
Fixed deposits and certificates of deposit	9,165	-	9,165	-
Variable rate demand notes	1,325	-	1,325	-
Repurchase agreements	236	-	236	-
Total	$10,822	$96	$10,726	$-

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

5.Inventory

Inventory is stated at the lower of cost or market.  The cost of inventory is determined by the first-in, first-out (“FIFO”) method.  The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,078,000 and $1,185,000 at December  31, 2014 and June 30, 2014, respectively, is comprised of the following (in thousands):

	December 31,	June 30,
Inventory	2014	2014
Component parts	$3,316	$2,813
Work in process	838	562
Finished goods	4,092	3,674
Total	$8,246	$7,049

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

At December 31, 2014, the Company had $5.0 million of short-term investments that primarily represented $4.4 million in time deposits or certificates of deposit and $430,000 in variable rate demand notes.  Included in short-term investments is restricted cash that serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantees are outstanding.  Interest is earned on the restricted cash and recorded as interest income. At December  31, 2014 and June 30, 2014, restricted cash in short-term investments was $59,000 and $520,000, respectively.

At December  31, 2014, the Company held a long-term investment in preferred stock that is not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  The Company estimated that the fair market value of this investment at December 31, 2014 exceeded $725,000 based on observable market activity and an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs, (i) the underlying structure of the security; (ii) the present value of the future principal, discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of the security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.  The Company also held a long-term time deposit for $53,000.  This time deposit serves as collateral for a bank guarantee that provides financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

7.Credit Facilities

The Company had no debt outstanding at December 31, 2014 and June 30, 2014.

The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”) which expires on November 2, 2015.    Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth of not less than $33.2 million.  The Company was in compliance with this financial covenant at December 31, 2014.  The Company is permitted to declare dividends of up to $2.5 million in any fiscal year provided the Company maintains the required minimum Tangible Net Worth.  The Company is also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.  On January 29, 2015, the Company entered into a Seventh Amendment to the Credit Agreement which provides for Comerica Bank’s consent to the acquisitions announced by the Company on January 29, 2015, reduces the minimum Tangible Net Worth requirement to $31.0 million and provides an Advance Formula Agreement for borrowings under the Credit Agreement.   The Advance Formula Agreement limits borrowings to the lesser of $6.0 million or 80% of eligible accounts receivable.  At December 31, 2014, if the Advance Formula Agreement had been in effect, the Company would have been able to borrow $3.7 million. See Note 11 of the Notes to the Consolidated Financial Statements, “Subsequent Events”.

At December 31, 2014, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $425,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to 250,000 Euros to be used for providing bank guarantees.  Any borrowings for working capital needs will bear interest at 4.25%.  Any outstanding bank guarantees will bear interest at 2.0%.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At December 31, and June 30, 2014, GmbH had no borrowings or bank guarantees outstanding.

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

Stock Options

Options outstanding under the 2004 Plan generally become exercisable at 25% per year beginning one year after the date of grant and expire ten years after the date of grant.  Beginning in January 2015, new options granted to officers of the Company become exercisable at one third per year beginning one year after the date of grant. All options outstanding under the 1998 and Directors Plans are vested and expire ten years from the date of grant.  Option prices from options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.  The Company uses the Black-Scholes model for determining stock option valuations.  The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values.  The expected term of option exercises is derived from historical data regarding employee exercises and post-vesting employment termination behavior.  The risk-free rate of return is based on published U.S. Treasury rates in effect for the corresponding expected term.  The expected volatility is based on historical volatility of the Company’s stock price.  These factors could change in the future, which would affect the stock-based compensation expense in future periods.

The Company recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $74,000 and $159,000 in the three and six months ended December 31, 2014, respectively.  The Company recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $65,000 and $149,000 in the three and six months ended December 31, 2013, respectively.  As of December 31, 2014, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $814,827.  The Company expects to recognize this cost over a weighted average vesting period of 3.06 years.

The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	12/31/2014	12/31/2013	12/31/2014	12/31/2013
Weighted average estimated fair value per
share of options granted during the period	$4.09	$2.90	$4.11	$2.99
Assumptions:
Dividend yield	$1.20	$2.10	$1.20	$2.10
Common stock price volatility	46.85%	38.88%	46.85%	38.88%
Risk free rate of return	1.66%	1.43%	1.67%	1.54%
Expected option term (in years)	6	5	6	5

The Company received approximately $151,000 and $153,000 in cash from option exercises under all share-based payment arrangements for the three and six months ended December  31, 2014, respectively.  The Company received approximately $1,543,000 and $3,012,000 in cash from option exercises under all share-based payment arrangements for the three and six months ended December 31, 2013, respectively.

Restricted Stock and Restricted Stock Units

The Company’s restricted stock and restricted stock units under the 2004 Plan have been awarded by three methods as follows:  One, awards that are earned based on an individual’s achievement of performance goals during the initial fiscal year with a subsequent one year service vesting period and are freely transferable after vesting provided the individual’s employment has not terminated prior to the vesting date; two, awards that are earned based on the Company achieving certain revenue and operating income results with a subsequent one-third vesting requirement on the first, second and third anniversary of the issuance and are freely transferable after vesting provided the individual’s employment has not terminated prior to the vesting date; and three, awards to non-management members of the Board of Directors with a subsequent one-third vesting requirement on the first, second and third anniversary of the issuance and are freely transferable after vesting provided the service of the non-management member of the Board of Directors has not terminated prior to the vesting date.   The grant date fair value associated with restricted stock and restricted stock unit awards is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock and restricted stock unit awards is based on the closing price of the Company’s Common Stock on the grant date authorized by the Company’s Board of Directors, multiplied by the number of restricted stock and restricted stock unit awards expected to be issued and vested and is amortized over the combined performance,  service and vesting periods as applicable.  The non-cash stock based compensation expense recorded for restricted stock and restricted stock unit awards for the three and six months ended December 31, 2014 was $21,000 and $86,000, respectively.  The non-cash stock based compensation expense recorded for restricted stock awards for the three and six months ended December 31, 2013 was $43,000 and $57,000, respectively.  As of December 31, 2014, the total remaining unrecognized compensation cost related to restricted stock and restricted stock unit awards amounted to $560,197.

A summary of the status of restricted stock and restricted stock unit awards issued at December  31, 2014 is presented in the table below.

	Non-vested	Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2014	44,450	$10.04
Granted	54,614	9.55
Vested	(17,950)	5.39
Forfeited or expired	(8,800)	10.11
Non-vested at December 31, 2014	72,314	$10.82

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

Options to purchase 313,250 and 178,000 shares of common stock outstanding in the three months ended December 31, 2014 and 2013,  respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Options to purchase 286,516 and 134,000 shares of common stock outstanding in the six months ended December 31, 2014 and 2013, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

The Company is a party to a civil suit filed by 3CEMS, a Cayman Islands and People’s Republic of China corporation, in the U.S. District Court for the Eastern District of Michigan and served on the Company on or about January 7, 2015.    The suit alleges that the Company breached its contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for the Company’s discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders from the Company based upon instructions they claimed to have received from the Company.  The suit alleged damages of not less than $4.0 million.  See also Note 5 of the Notes to the Consolidated Financial Statements, “Contingencies”, of the Company’s Annual Report on Form 10-K for fiscal year 2014, for a discussion regarding a previous civil suit filed against the Company by 3CEMS, on July 19, 2013, which was dismissed effective December 6, 2013 and a Tolling Agreement entered into between the Company and 3CEMS that terminated on December 31, 2014.  The Company intends to vigorously defend against 3CEMS’ claims.

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

11.  Subsequent Events

On January 29, 2015, the Company announced that it had reached agreement to acquire the businesses of two European metrology companies.  The total value of the transactions will be approximately $15.7 million.  On January 29, 2015, the Company acquired all of the share capital of  Next Metrology Software s.r.o. a Czech Republic company that develops operating software for coordinate measuring machines, for $2.1 million in cash at closing, $295,000 in cash contingent upon the closing of the Coord3 Transaction, and deferred payments of $230,000 due 12 months from closing.  The Company expects to close on the acquisition of the coordinate measuring machine business of Coord3 Industries s.r.l. by the end of February, 2015, subject to customary closing conditions, for $2.0 million in cash at closing, deferred payments of $350,000 due 18 months from closing and assumed debt of $10.7 million.  Coord3 Industries s.r.l. is an Italian based designer and manufacturer of a full range of coordinate measuring machines.  The purchase transactions are denominated in Euros and have been converted to U.S dollars using an assumed 1.17 exchange rate.  See the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this Quarterly Report on Form 10-Q, for further information regarding these acquisitions.

On January 29, 2015, the Company also entered into a Seventh Amendment to the Company’s $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”).  The Seventh Amendment provides for Comerica Bank’s consent to the acquisitions referred to above, reduces the minimum Tangible Net Worth requirement to $31.0 million and provides an Advance Formula Agreement for borrowings under the Credit Agreement.   The Advance Formula Agreement limits borrowings to the lesser of $6.0 million or 80% of eligible accounts receivable.  At December 31, 2014, if the Advance Formula Agreement had been in effect, the Company would have been able to borrow $3.7 million.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

SAFE HARBOR STATEMENT

We make statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2015 and future new order bookings, revenue, expenses, net income and backlog levels, future dividend payments, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products, our ability to fund our fiscal year 2015 and future cash flow requirements, the Company’s expectation as to its ability to close, and the timing of the closing of, the Coord3 Industries s.r.l. (“Coord3”) acquisition, the revenue and income levels of the businesses of Coord3 and Next Metrology Software s.r.o. (“NMS”) following the acquisition and when they will be accretive to the Company, and the Company’s ability to expand its share of the CMM market.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “prospects” “outlook” or similar expressions, we are making forward-looking statements.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Part I, Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K, for fiscal year 2014, the risk that the Coord3 acquisition does not close, any difficulties in integrating the businesses of Coord3 and NMS into the Company’s operations, and the possibility that anticipated benefits of the acquisition of the businesses of Coord3 and NMS may not materialize as expected.  Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.  The Company's expectations regarding future bookings and revenues are projections developed by the Company based upon information from a number of sources, including, but not limited to, customer data and discussions.  These projections are subject to change based upon a wide variety of factors, a number of which are discussed above.  Certain of these new orders have been delayed in the past and could be delayed in the future.  Because the Company's products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line.  In addition, because the Company's products have shorter lead times than other components and are required later in the process, orders for the Company's products tend to be given later in the integration process.  A significant portion of the Company’s projected revenues and net income may depend upon the Company’s ability to successfully develop and introduce new products, expand into new geographic markets or continue sales with current and future customers.  Because a significant portion of the Company’s revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. dollars, the level of the Company’s reported net sales, operating profits and net income are affected by changes in currency exchange rates, principally between U.S. Dollar, Euro, Chinese Yuan and Japanese Yen.  Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond the control of the Company, including general economic conditions in the United States and other countries.  Because the Company’s expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.

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

New vehicle tooling programs represent the most important selling opportunity for the Company’s automotive-related sales.  The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans.  The existing installed base of In Process and Offline Measurement Solutions also provides a continuous revenue stream in the form of system additions, upgrades, modifications, and Value Added Services such as customer training and support.  Opportunities for 3D Scanning Products include growth from reverse engineering and inspection markets using coordinate measuring machines.

In fiscal 2014, the Company added new members to its management team and put in place a strategic plan designed to expand revenues and increase shareholder value over the longer term.  The four elements of the plan are: continuing to expand profitability in core markets, pursuing prudent diversification, extending technological leadership, and maintaining fiscal discipline to ensure strong profitability.

On January 29, 2015, the Company announced that it had reached agreement to acquire the businesses of two European metrology companies.  The total value of the transactions will be approximately $15.7 million.  On January 29, 2015, the Company acquired all of the share capital of  Next Metrology Software s.r.o. for $2.1 million in cash at closing, $295,000 in cash contingent upon the closing of the Coord3 Transaction, and deferred payments of $230,000 due 12 months from closing.  Next Metrology Software is a Czech Republic company that develops operating software for coordinate measuring machines.    The Company expects to close on the acquisition of the coordinate measuring machine business of Coord3 Industries s.r.l. by the end of February, 2015, subject to customary closing conditions, for $2.0 million in cash at closing, deferred payments of $350,000 due 18 months from closing and assumed debt of $10.7 million.  Coord3 Industries s.r.l. is a designer and manufacturer of a full range of coordinate measuring machines and is based in Italy.  The purchase transactions are denominated in Euros and have been converted to U.S dollars using an assumed 1.17 exchange rate.  See the Liquidity and Capital Resources section below for further information regarding these acquisitions.

RESULTS OF OPERATIONS

Three Months Ended December  31, 2014 Compared to Three Months Ended December  31, 2013

Overview – The Company reported net income of $2.8 million, or $.30 per diluted share, for the second quarter of fiscal 2015 compared with a net loss of $407,000, or $.05 per diluted share, for the second quarter of fiscal 2014.  The Company’s quarterly results vary from quarter to quarter and are dependent upon delivery and installation schedules determined by our customers.  These schedules are subject to change by the customer and are not controlled by the Company.   Specific line item results are described below.

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

Bookings (by location)	Second Quarter		Second Quarter
(in millions)	2015		2014		Increase/(Decrease)
Americas	$4.3	33.9%	$6.4	37.6%	$(2.1)	(32.8)%
Europe	3.7	29.1%	5.4	31.8%	(1.7)	(31.5)%
Asia	4.7	37.0%	5.2	30.6%	(0.5)	(9.6)%
Totals	$12.7	100.0%	$17.0	100.0%	$(4.3)	(25.3)%

Bookings decreased $4.3 million, or 25.3%, from the level achieved a year ago due to lower bookings for Measurement Solutions, and to a lesser extent lower Value Added Services orders, in all three geographic regions.   Higher 3D Scanning orders in Europe and Asia were offset by lower 3D Scanning orders in the Americas.  Additionally, bookings in Europe decreased $926,000 as a result of re-valuing the European backlog to reflect the lower Euro rate at December 31, 2014 from the rate in effect at September 30, 2014.

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

Backlog (by location)	Second Quarter		Second Quarter
(in millions)	2015		2014		Increase/(Decrease)
Americas	$10.8	27.7%	$9.1	22.5%	$1.7	18.7%
Europe	14.2	36.4%	17.9	44.3%	(3.7)	(20.7)%
Asia	14.0	35.9%	13.4	33.2%	0.6	4.5%
Totals	$39.0	100.0%	$40.4	100.0%	$(1.4)	(3.5)%

The Company’s $39.0 million backlog at December 31, 2014 decreased $1.4 million or 3.5% from the backlog at December 31, 2013 due to lower orders for Measurement Solutions in all three geographic regions.  Partially mitigating the decrease was higher 3D Scanning orders in Europe and Asia.  The re-valuation effect of the lower Euro at December 31, 2014 versus September 30, 2014, reduced backlog approximately $926,000.

Sales – Sales of $23.6 million for the second quarter of fiscal 2015 increased $11.1 million, or 88.8%, when compared to the same period a year ago.  The following table sets forth comparison data for the Company’s net sales by geographic location.

Sales (by location)	Second Quarter		Second Quarter
(in millions)	2015		2014		Increase/(Decrease)
Americas	$8.3	35.2%	$4.4	35.2%	$3.9	88.6%
Europe	10.8	45.7%	5.7	45.6%	5.1	89.5%
Asia	4.5	19.1%	2.4	19.2%	2.1	87.5%
Totals	$23.6	100.0%	$12.5	100.0%	$11.1	88.8%

The sales increase of $11.1 million primarily represented higher sales of Measurement Solutions in all three geographic regions.  Partially mitigating this increase were lower sales of 3D Scanning Products in all three geographic regions.  Changes in sales levels reflect normal quarter to quarter fluctuations as a result of requested delivery and installation schedules from our customers, including a previously reported delay in the shipment of a large order from the first quarter of fiscal 2015 into the second quarter of fiscal 2015. The effect of the weaker Euro during the current quarter compared to a year ago reduced sales by approximately $1.1million.

Gross Margin – The Company’s gross margin percentage was 48.0% in the second quarter of fiscal 2015 compared to 39.7% in the same quarter a year ago.  The higher gross margin percentage in the fiscal 2015 quarter was primarily the result of the significantly higher sales in the quarter compared to the fiscal 2014 quarter.  Additionally, cost of sales was lower as a percent of revenue due to product mix and the absorption of fixed labor costs.  The effect of the weaker Euro in the current quarter compared to the fiscal 2014 quarter reduced gross margin by approximately $680,000.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $4.9 million, an increase of $1.3 million compared to the second quarter of fiscal year 2014.  The increase in fiscal 2015 was primarily due to $675,000 of acquisition costs related to the NMS Transactions and the Coord3 Transaction.   See Note 11 of the Notes to the Consolidated Financial Statements, “Subsequent Events” and “Liquidity and Capital Resources” below.  Also contributing to the increase in costs in the fiscal 2015 quarter compared to a year ago were higher employee costs for bonuses, salaries and commissions totaling approximately $585,000 and higher building, equipment maintenance and bad debts totaling approximately $147,000.  The effect of the weaker Euro during the current quarter compared to the quarter a year ago reduced costs by approximately $130,000.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses of $2.0 million increased $357,000 over the second quarter last year.  The increase in costs related to higher bonus and salary costs of approximately $188,000 and higher engineering materials costs of approximately $147,000 to support new product development in the current quarter when compared to the same quarter a year ago

Interest Income, net – Net interest income was $76,000 in the second quarter of fiscal year 2015 compared with net interest income of $51,000 in the second quarter of fiscal year 2014.  The increase in interest income was primarily the result of higher interest rates in fiscal year 2015 when compared to fiscal year 2014.

Foreign Currency – There was a net foreign currency loss of $376,000 in the second quarter of fiscal year 2015 compared with a net foreign currency loss of $246,000 a year ago.  The unfavorable change in foreign currency was primarily related to unfavorable changes in the Brazilian Real, Euro, and to a lesser extent the Indian Rupee to the U.S. Dollar.

Other Income – The increase in other income in the second quarter of fiscal 2015, represents dividend income received on the Company’s long term investments.

Income Taxes – The effective tax rate for the second quarter of fiscal year 2015 was 33.0% compared to 11.1% in the second quarter of fiscal year 2014.  The effective rate in both fiscal quarters primarily reflects the effect of the mix of pre-tax income and loss across the Company’s various tax jurisdictions and their respective tax rates. Affecting the unusual effective tax rate in the fiscal 2014 quarter was the fact that the United States had pre-tax income at an effective tax rate of 30.3% that was partially offset by a foreign pre-tax loss at a lower effective tax rate of 23.9%.

Outlook –  Sales in the second quarter recovered due to a combination of project timing, which affected first quarter revenue, as well as the momentum of the previous record backlog that is working its way through revenue.  Customer related project timing issues for the Company’s Measurement Solutions products will continue to be a significant part of the Company’s business for the foreseeable future.   With the current backlog of $39.0 million, the Company continues to expect strong, organic revenue growth for fiscal 2015 from its existing product lines.

Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

Overview – For the first half of fiscal 2015, the Company reported net income of $739,000 or $0.08 per diluted share, compared to a loss of $995,000 or ($0.11) per diluted share, for the first half of fiscal 2014.

Bookings – Bookings represent new orders received from customers.  New order bookings for the six months ended December 31, 2014 were $34.4 million compared to $34.9 million for the same period one year ago.  It should be noted that historically, the Company’s level of new orders has varied from period to period and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.  The following tables set forth comparison data for the Company’s bookings by geographic location.

Bookings (by location)	Six Months		Six Months
(in millions)	Ended 12/31/14		Ended 12/31/13		Increase/(Decrease)
Americas	$14.2	41.3%	$10.1	28.9%	$4.1	40.6%
Europe	10.7	31.1%	15.1	43.3%	(4.4)	(29.1)%
Asia	9.5	27.6%	9.7	27.8%	(0.2)	(2.1)%
Totals	$34.4	100.0%	$34.9	100.0%	$(0.5)	(1.4)%

The overall slight decrease in bookings of $500,000 for the six-month period of fiscal 2015 was primarily due to the decrease in bookings in Europe, and related to lower Measurement Solutions orders.  Additionally, bookings in Europe decreased approximately $2.0 million as a result of re-valuing the European backlog to reflect the lower Euro rate at December 31, 2014 from the rate in effect at June 30, 2014.  Lower Value Added Services in Asia and Europe, and to a lesser extent, lower 3D Scanning orders in the Americas also contributed to the decline.   These declines were partially offset by higher orders for Measurement Solutions in the Americas.

Sales – Net sales in the first six months of fiscal 2015 were $34.8 million, compared to $24.9 million for the six months ended December 31, 2013.  The following tables set forth comparison data for the Company’s net sales by geographic location.

Sales (by location)	Six Months		Six Months
(in millions)	Ended 12/31/14		Ended 12/31/13		Increase/(Decrease)
Americas	$13.7	39.4%	$9.2	36.9%	$4.5	48.9%
Europe	13.8	39.6%	10.3	41.4%	3.5	34.0%
Asia	7.3	21.0%	5.4	21.7%	1.9	35.2%
Totals	$34.8	100.0%	$24.9	100.0%	$9.9	39.8%

The $9.9 million increase in sales primarily represented, in all three geographic regions, higher sales of Measurement Solutions products that were partially offset by lower 3D Scanning sales.  The effect of the weaker Euro during the current period compared to fiscal 2014 reduced sales by approximately $1.1 million.

Gross Margin – Gross margin was $14.4 million, or 41.5% of sales, in the first half of fiscal 2015, as compared to $9.3 million, or 37.2% of sales, in the first half of fiscal 2014.  The higher gross margin percentage in the current period is the result of the significantly higher sales in the first six months of fiscal 2015 compared to the first half of fiscal 2014.  Additionally, cost of sales was lower as a percent of revenue due to product mix and the absorption of fixed labor costs.  The effect of the weaker Euro in the first half of fiscal 2015 compared to fiscal 2014 decreased gross margin by approximately $640,000.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were $9.0 million in the first half of fiscal 2015 compared to $7.1 million in the same period one year ago.    The increase of approximately $2.0 million included acquisition costs related to the Coord3 and NMS Transactions of approximately $750,000.  See Note 11 of the Notes to the Consolidated Financial Statements, “Subsequent Events” and “Liquidity and Capital Resources” below. Also contributing to the increase in costs in the fiscal 2015 period compared to the same period a year ago were higher employee related costs for bonus, salary and commissions totaling approximately $900,000 and higher building and equipment maintenance and bad debts totaling $305,000. The effect of the weaker Euro in the fiscal 2015 period compared to the same period a year ago reduced costs by approximately $150,000.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $3.7 million for the six months ended December 31, 2014 compared to $3.3 million for the six-month period a year ago.  The $404,000 increase was primarily due to higher engineering materials of approximately $224,000 and bonus and salary costs of approximately $246,000, which include additional personnel and year over year salary increases.

Interest Income, net – Net interest income was $154,000 in the first half of fiscal 2015 compared with net interest income of $63,000 in the first half of fiscal 2014. The increase was principally due to higher interest rates in the first half of fiscal 2015 compared to the first half of fiscal 2014.

Foreign Currency – There was a net foreign currency loss of $930,000 in the first half of fiscal 2015 compared with a loss of $249,000 a year ago.  The $681,000 change in foreign currency losses principally represented unfavorable changes in the Euro, Japanese Yen and to a lesser extent the Brazilian Real.

Other Income – The increase in other income in the first half of fiscal 2015, represents dividend income received on the Company’s long term investments.

Income Taxes – The effective tax rate for the first six months of fiscal 2015 was 28.1% compared to 23.0% in the first half of fiscal 2014.  The effective tax rate in both fiscal periods primarily reflected the effect of the mix of pre-tax income and loss among the Company’s various operating entities and their countries’ respective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents were $27.0 million at December 31, 2014, compared to $23.1 million at June 30, 2014.  The $3.9 million increase in cash represented $1.3 million provided from operations and $5.5 million from net sales of short-term investments. Offsetting cash received was $677,000 used for capital expenditures, $562,000 used for other long-term asset purchases and a $1.7 million decline in cash related to changes in foreign currency rates.

The $1.3 million in cash provided from operations resulted from net income of $739,000 and the add-back of non-cash items totaling $527,000. Working capital uses represented an increase in receivables of $3.4 million and $1.5 million for inventory purchases that were offset by an increase in accounts payable of $3.4 million and a  $1.5 million change in other current assets and liabilities.  The increase in receivables represents the higher sales in the second quarter.  Inventories increased primarily due to increases in work-in-progress and finished goods to meet backlog requirements, and to a lesser extent, increases in raw material inventory to support new products nearing release and an increase in stock levels to support reduced order lead times. The increase in accounts payable represents normal fluctuations in the timing of payments.  The $1.5 million change in other current assets and liabilities related primarily to an increase in deferred revenue and accrued liabilities as a result of the normal timing of revenue recognition and payment of accrued expenses.

The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the six-month period ended December 31, 2014, the Company decreased its reserve for obsolescence by a net $107,000, which resulted from additional reserves for obsolescence of approximately $8,000 less disposals and the effect of changes in foreign currency of $115,000.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The Company decreased its allowance for doubtful accounts by a net $13,000 during the six-month period ended December 31, 2014.

At December 31, 2014, the Company had $32.0 million in cash, cash equivalents and short-term investments of which $22.5 million or 70% was held in foreign bank accounts.  Included in short-term investments at December 31, 2014 is $59,000 of restricted cash that serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantees are outstanding.  Interest is earned on the restricted cash and recorded as interest income. The Company does not repatriate its foreign earnings and based on its business plan, current cash, cash equivalents and short-term investments, the level of cash, cash equivalents and short-term investments in foreign bank accounts is not expected to have a material adverse impact on the Company’s liquidity.

At December 31, 2014, the Company had a long-term investment valued at $725,000.  See Note 6 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, contained in this Quarterly Report on Form 10-Q, for further information on the Company’s investments and their current valuation.  The market for the long-term investment is currently illiquid.  At December 31, 2014, the Company also held a long-term time deposit for $53,000.  This time deposit serves as collateral for a bank guarantee that provides financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income

The Company had no debt outstanding at December 31 and June 30, 2014.  The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”) which expires on November 2, 2015.    Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all non-real estate assets of the Company held in the

United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Credit Agreement requires the Company to maintain a minimum Tangible Net Worth of not less than $33.2 million.  The Company was in compliance with this financial covenant at December 31, 2014.  The Company is permitted to declare dividends of up to $2.5 million in any fiscal year provided the Company maintains the required minimum Tangible Net Worth.  The Company is also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.  On January 29, 2015, the Company entered into a Seventh Amendment to the Credit Agreement which provides for Comerica Bank’s consent to the acquisitions announced by the Company on January 29, 2015, reduces the minimum Tangible Net Worth requirement to $31.0 million and provides an Advance Formula Agreement for borrowings under the Credit Agreement.   The Advance Formula Agreement limits borrowings to the lesser of $6.0 million or 80% of eligible accounts receivable.  At December 31, 2014, if the Advance Formula Agreement had been in effect, the Company would have been able to borrow $3.7 million.  See Note 11 of the Notes to the Consolidated Financial Statements, “Subsequent Events”.

At December 31, 2014, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $425,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to 250,000 Euros to be used for providing bank guarantees.  Any borrowings for working capital needs will bear interest at 4.25%.  Any outstanding bank guarantees will bear interest at 2.0%.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At December 31, and June 30, 2014, GmbH had no borrowings or bank guarantees outstanding.

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

The Company spent $677,000 on capital equipment in the first six months of fiscal year 2015 and could spend up to an aggregate of approximately $1.8 million for capital expenditures during fiscal year 2015, although there generally is no binding commitment to do so.  The Company also spent $510,000 on a long-term asset that is part of its development of a new 3D Scanning Solutions product.  Based on the Company’s current business plan, the Company believes that available cash on hand, short-term investments and existing credit facilities will be sufficient to fund anticipated fiscal year 2015 cash flow requirements.  The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

On January 29, 2015, Perceptron CMM, LLC, a wholly owned subsidiary of the Company, entered into an agreement for the purchase of 100% of the coordinate measuring machine business of Coord3 Industries s.r.l., an Italian company, (“Coord3”) and Angelo Muscarella (collectively, the “Coord3 Sellers”) and (“the Buyer”) (the “Coord3 Agreement”) pursuant to which an affiliate of the Company will acquire the business of Coord3 for €2 million (the “Coord3 Transaction”).  The purchase price is payable €1.7 million at closing and €300,000 18 months following closing to the extent not used to cover indemnification obligations of the Coord3 Sellers.  In connection with the Coord3 Transaction, Coord3 will contribute substantially all of its assets and liabilities to a newly formed Italian company (“NewCo”).  An affiliate of the Company will acquire all of the share capital of NewCo.  The liabilities of Coord3 to be contributed to NewCo will include: (i) approximately €9.2 million due to banks and for tax and other governmental obligations and (ii) accounts payable and other accrued liabilities.  The purchase price under the Coord3 Transaction is subject to a working capital adjustment and an adjustment based upon the amount of bank debt outstanding as of the closing date.  The Company expects to fund the purchase price and Coord3 assumed liabilities from cash on hand.  The Coord3 Transaction is expected to close by the end of February 2015.  The closing is subject to the satisfaction of customary closing conditions.  The Coord3 Agreement may be terminated by the Company and the Coord3 Sellers under certain specified circumstances.

On January 29, 2015, the Company consummated the acquisition of all of the share capital of Next Metrology Software s.r.o. a Czech Republic company (the “NMS Transactions”) from Keith Mills, Angelo Muscarella and Topmes s.r.o.  The aggregate purchase price paid in the NMS Transactions for all of the share capital of NMS is €2.25 million.  The purchase price was paid €1.8 million at closing, €250,000 upon the closing of the Coord3 Transaction, €100,000 12 months following closing of the NMS Transactions to the extent not used to cover indemnification obligations of Mr. Mills and €100,000 12 months following closing of the NMS Transactions to the extent not used to cover indemnification obligations of Mr. Muscarella.  The Company funded the purchase price from cash on hand.  A deal consummation fee of €250,000 is payable to an affiliate of Mr. Mills upon the closing of the Coord3 Transaction and will be funded by the Company’s cash on hand.  See Note 11, to the Consolidated Financial Statements, “Subsequent Events”, contained in this Quarterly Report on Form 10-Q for further information regarding the Coord3 and NMS Transactions.

The Company will consider evaluating additional business opportunities that fit its strategic plans.  There can be no assurance that the Company will identify any additional opportunities that fits its strategic plans or will be able to enter into agreements with identified business opportunities on terms acceptable to the Company.  The Company anticipates that it would finance any such business opportunities from available cash on hand, issuance of additional shares of its stock or additional sources of financing, as circumstances warrant.

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

Foreign Currency Risk

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range.  At December  31, 2014, the Company’s percentage of sales commitments in non-United States currencies was approximately 70.1% or $27.6 million, compared to 77.7% or $31.4 million at December 31, 2013.   The Company is most vulnerable to changes in U.S. dollar/Euro, U.S. dollar/Chinese Yuan and U.S. dollar/Japanese Yen exchange rates.

The Company’s potential loss in net income that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for three and six months ended December 31, 2014, would have been approximately $266,000 and $120,000, respectively.  The potential loss in earnings for the comparable periods in fiscal 2014 would have been approximately $105,000 and $130,000, respectively.  This sensitivity analysis assumes there are no changes other than the exchange rates.  This analysis has inherent limitations, including that it disregards the possibility that (i) the exchange rates of multiple foreign currencies may not always move in the same direction or percentage amount relative to the value of the U.S. dollar and (ii) changes in exchange rates may impact the volume of sales.

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

Uncertainties in Credit Markets

At December 31, 2014, the Company holds a long-term investment in preferred stock that is not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company’s long-term investment is subject to risk due to a decline in value of the investment.  The investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal 2008 and 2009.

Based on the Company’s current business plan, cash and short-term investments of $32.0 million at December  31, 2014 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity in its long-term investment will affect the Company’s ability to operate or fund its currently anticipated fiscal 2015 cash flow requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December  31, 2014, the Company’s disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2014 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is a party to a civil suit filed by 3CEMS, a Cayman Islands and People’s Republic of China corporation, in the U.S. District Court for the Eastern District of Michigan and served on the Company on or about January 7, 2015.  The suit alleges that the Company breached its contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for the Company’s discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders from the Company based upon instructions they claimed to have received from the Company.  The suit alleged damages of not less than $4.0 million. See also Note 5 of the Notes to the Consolidated Financial Statements, “Contingencies”, of the Company’s Annual Report on Form 10-K for fiscal year 2014, for a discussion regarding a previous civil suit filed against the Company by 3CEMS, on July 19, 2013, which was dismissed effective December 6, 2013 and a Tolling Agreement entered into between the Company and 3CEMS that terminated on December 31, 2014.  The Company intends to vigorously defend against 3CEMS’ claims.  See Note 10 of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies”.

ITEM 1A.RISK FACTORS

Other than as set forth below, there have been no material changes to the risk factors listed in “Item 1A – Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2014:

From time to time, we make “forward-looking statements” regarding our business, including our future revenues, order bookings, backlog and operating results.  Because these “forward-looking statements” are based on estimates and assumptions, actual results could be materially different.

From time to time, we make “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including our expectations as to its future new order bookings, revenue, expenses, net income and backlog levels, trends affecting our future revenue levels, the rate of new orders, the timing of revenue and income from new products which we have recently released or have not yet released, and the timing of the introduction of new products.  When we use words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “prospects”, “outlook” or similar expressions, we are making forward-looking statements.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.

Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K, for fiscal year 2014.  Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

Our expectations regarding future bookings and revenues are projections developed based upon information from a number of sources, including, but not limited to, customer data and discussions.  These projections are subject to change based upon a wide variety of factors.

Certain of these new orders have been delayed in the past and could be delayed in the future.  Because our products are typically integrated into larger systems or lines, the timing of new orders is dependent on the timing of completion of the overall system or line.  In addition, because our products have shorter lead times than other components and are required later in the process, orders for products tend to be given later in the integration process.

A significant portion of our projected revenues and net income depends upon our ability to successfully develop and introduce new products, expand into new geographic markets, successfully negotiate new sales or supply agreements with new customers and otherwise continue sales with current and new customers.

Because a significant portion of our revenues are denominated in foreign currencies and are translated for financial reporting purposes into U.S. dollars, the level of our reported new order bookings, revenues, operating profits, net income and order backlog are affected by changes in currency exchange rates, principally between the U.S. Dollar, Euro, Chinese Yuan and Japanese Yen.  Currency exchange rates are subject to significant fluctuations, due to a number of factors beyond our control, including general economic conditions in the United States and other countries.  Because our expectations regarding future revenues, order bookings, backlog and operating results are based upon assumptions as to the levels of such currency exchange rates, actual results could differ materially from the Company’s expectations.

ITEM 6.EXHIBITS

2.2

Agreement for the purchase of 100% of the business of Coord3 Industries s.r.l., dated January 29, 2015, among Coord3 Industries s.r.l., Angelo Muscarella and Perceptron CCM, LLC, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2015.

2.3	Stock Purchase Agreement, dated January 29, 2015, between Keith Mills and Company, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2015.

2.4

Stock Purchase Agreement, dated January 29, 2015, between Angelo Muscarella and Company, is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 4, 2015.

2.5	Share Purchase Agreement, dated January 29, 2015, between Topmes s.r.o. and Company, is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 4, 2015.

4.16

Seventh Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on February 4, 2015.

4.17

Advance Formula Agreement, dated January 29, 2015, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on February 4, 2015.

10.46

Written Descriptions of the Fiscal 2015 Executive Short Term Incentive Plan, Fiscal 2015 Executive Long Term Incentive Plan, and Fiscal 2015 Team Member Discretionary Bonus Plan, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 17, 2014.

10.47

Form of Restricted Stock Award Agreement for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan (One Year Vesting), is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 17, 2014.

10.48

Form of Restricted Stock Award Agreement for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan (Three Year Graded Vesting), is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 17, 2014.

10.49

Form of Restricted Stock Unit Award Agreement for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan (One Year Vesting), is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 17, 2014.

10.50

Form of Restricted Stock Unit Award Agreement for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan (Three Year Graded Vesting), is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on October 17, 2014.

10.51

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan (One Year Vesting), is incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on October 17, 2014.

10.52	Form of Nonqualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document
101.SCH*	Taxonomy Extension Schema
101.CAL*	Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Perceptron, Inc.
(Registrant)

Date: February 6, 2015	By:	/S/ Jeffrey M. Armstrong
Jeffrey M. Armstrong
President and Chief Executive Officer

Date: February 6, 2015	By:	/S/ Keith R. Marchiando
Keith R. Marchiando
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 6, 2015	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Vice President and Chief Accounting Officer
(Principal Accounting Officer)