Form 10-Q
period 2015-03-31
PERCEPTRON INC/MI
filed 2015-05-08
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March  31, 2015.

Commission file number:  0-20206

PERCEPTRON, INC.

(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2381442 (I.R.S. Employer Identification No.)
47827 Halyard Drive, Plymouth, Michigan (Address of Principal Executive Offices)	48170-2461 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

The number of shares outstanding of each of the issuer’s classes of common stock as of May 4, 2015, was:

Common Stock, $0.01 par value	9,350,253
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2015

+

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
(In Thousands, Except Per Share Amount)	2015	2014
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$16,915	$23,070
Short-term investments	3,942	10,822
Receivables:
Billed receivables, net of allowance for doubtful accounts	22,692	19,185
of $122 and $146, respectively
Other receivables	567	276
Inventories, net of reserves of $1,059 and $1,185, respectively	11,532	7,049
Deferred taxes	1,687	1,687
Other current assets	1,762	1,651
Total current assets	59,097	63,740

Property and Equipment
Building and land	6,523	6,438
Machinery and equipment	14,667	13,916
Furniture and fixtures	1,124	1,156
	22,314	21,510
Less - Accumulated depreciation and amortization	(15,872)	(15,970)
Net property and equipment	6,442	5,540

Goodwill and Other Intangible Assets, Net	12,352	-
Long-Term Investments	778	725
Deferred Tax Asset	11,687	10,061

Total Assets	$90,356	$80,066

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$7,309	$2,081
Accrued liabilities and expenses	5,790	4,287
Accrued compensation	2,180	1,630
Current portion of taxes payable	1,424	-
Income taxes payable	1,257	1,717
Deferred revenue	8,146	7,571
Total current liabilities	26,106	17,286

Long-Term Taxes Payable	3,327	-
Other Long-Term Liabilities	1,124	-

Total Liabilities	$30,557	$17,286

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,349 and 9,149, respectively	93	91
Accumulated other comprehensive income (loss)	(2,857)	573
Additional paid-in capital	44,897	43,600
Retained earnings	17,666	18,516
Total shareholders' equity	59,799	62,780

Total Liabilities and Shareholders' Equity	$90,356	$80,066

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands, Except Per Share Amounts)	2015	2014	2015	2014

Net Sales	$16,182	$17,328	$50,965	$42,219
Cost of Sales	11,614	9,166	31,977	24,794
Gross Profit	4,568	8,162	18,988	17,425

Operating Expenses
Selling, general and administrative	5,027	3,913	14,067	10,987
Engineering, research and development	1,948	1,630	5,648	4,926
Total operating expenses	6,975	5,543	19,715	15,913

Operating Income (Loss)	(2,407)	2,619	(727)	1,512

Other Income and (Expenses)
Interest income, net	24	58	178	121
Foreign currency gain (loss)	(62)	110	(992)	(139)
Other income	64	-	187	-
Total other income (expense)	26	168	(627)	(18)

Income (Loss) Before Income Taxes	(2,381)	2,787	(1,354)	1,494

Income Tax Benefit (Expense)	792	(306)	504	(8)

Net Income (Loss)	$(1,589)	$2,481	$(850)	$1,486

Income (Loss) Per Common Share
Basic	$(0.17)	$0.27	$(0.09)	$0.17
Diluted	(0.17)	0.26	(0.09)	0.16

Weighted Average Common Shares Outstanding
Basic	9,290	9,130	9,220	8,928
Dilutive effect of stock options	-	235	-	244
Diluted	9,290	9,365	9,220	9,172

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands)	2015	2014	2015	2014

Net Income (Loss)	$(1,589)	$2,481	$(850)	$1,486
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(1,918)	(97)	(3,430)	786

Comprehensive Income (Loss)	$(3,507)	$2,384	$(4,280)	$2,272

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Nine Months Ended
	March 31,
(In Thousands)	2015	2014

Cash Flows from Operating Activities
Net income (loss)	$(850)	$1,486
Adjustments to reconcile net income (loss) to net cash provided from
(used for) operating activities:
Depreciation and amortization	559	510
Stock compensation expense	378	373
Deferred income taxes	(1,950)	(719)
Disposal of assets and other	951	(205)
Allowance for doubtful accounts	(20)	33
Changes in assets and liabilities
Receivables, net	(1,827)	3,730
Inventories	(2,100)	(972)
Accounts payable	657	1,234
Other current assets and liabilities	1,057	(2,063)
Net cash provided from (used for) operating activities	(3,145)	3,407

Cash Flows from Financing Activities
Payment of short-term debt	(1,695)	-
Proceeds from stock plans	928	3,638
Net cash provided from (used for) financing activities	(767)	3,638

Cash Flows from Investing Activities
Acquisition of businesses	(4,205)	-
Purchases of short-term investments	(4,723)	(23,178)
Sales of short-term investments	11,153	22,677
Capital expenditures	(1,345)	(413)
Other long-term assets	(770)	-
Net cash provided from (used for) investing activities	110	(914)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,353)	131

Net Increase (Decrease) in Cash and Cash Equivalents	(6,155)	6,262
Cash and Cash Equivalents, July 1	23,070	13,364
Cash and Cash Equivalents, March 31	$16,915	$19,626

Non-Cash Investing Activity:
Deferred Purchase Price	$566	$-

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.Basis of Presentation

The Consolidated Financial Statements of the Company include the results of the Company’s acquisitions of Next Metrology Software, (“NMS”), which was consummated on January 29, 2015, and Coord3 s.r.l., (“Coord3”), which was consummated on February 27, 2015, from their acquisition dates.  See Note 3, Acquisitions, below.  The accompanying Consolidated Financial Statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K.  In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

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

3.Acquisitions

In accordance with ASC Topic 805, “Business Combinations”, the Company accounts for acquisitions by applying the acquisition method of accounting.  The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.

The acquisitions of NMS and Coord3 have been accounted for as business combinations.  The purchase prices were allocated to the acquired assets and liabilities based on their estimated fair values at the dates of acquisition.  The preliminary measurements of fair value reflected below are subject to change.  The Company expects to finalize the purchase price allocations as soon as practical, but no later than one year from the acquisition dates.    The accompanying Consolidated Statements of Income for the quarter and nine months ended March 31, 2015 include revenue of $1.3 million and a net loss of $151,000 related to the operations of the acquisitions from the dates of closing.

Next Metrology Software

On January 29, 2015, the Company acquired 100% of the outstanding share capital of Next Metrology Software s.r.o. (“NMS”). NMS is a developer of coordinate measuring machines (“CMM”) operating software, based in Prague, Czech Republic.  The primary reason for the acquisition was to expand and diversify the Company’s offerings in the industrial metrology market, and particularly in the scanning CMM market.

The total consideration payable in the acquisition of NMS is 2,250,000 euros (equivalent to approximately $2,560,425).  The Company paid 1,800,000 euros (equivalent to approximately $2,050,560)  on January 29, 2015, 250,000 euros (equivalent to approximately $282,025) on February 27, 2015 and 200,000 euros (equivalent to approximately ($227,840)  is payable 12 months following the closing of the NMS purchase to the extent not used to cover indemnification obligations.

The following table summarizes the acquisition date fair values of the assets and liabilities acquired. The amounts listed below reflect provisional amounts that will be updated as information becomes available.

Cash	$129
Receivables and other current assets	77,007
Intangible asset	391,296
Goodwill	2,269,604
Accounts payable and other current liabilities	(177,611)

Total identifiable net assets	$2,560,425

The goodwill of $2,269,604 arising from the acquisition of NMS consists largely of the synergies expected from combining the existing research and development operations of the Company and NMS’s technical knowledge in developing CMM operating software.  None of the goodwill is expected to be deductible for tax purposes.

Coord3

On February 27, 2015, the Company acquired 100% of the outstanding share capital of Coord 3 s.r.l., a subsidiary of Coord3 Industries s.r.l., (“Coord3”). Coord3 is an Italian-based supplier of a full range of CMMs with a global customer base.  By combining the full range of Coord3's CMMs with the Company’s laser scanners and NMS’s CMM operating software, the Company is able to offer price competitive, fully integrated scanning CMM solutions worldwide.

The total consideration payable in the acquisition of Coord3 is 1,959,000 euros (equivalent to approximately $2,210,174).  The Company paid 1,659,200 euros (equivalent to approximately $1,871,744) on February 27, 2015 and 300,000 euros (equivalent to approximately $338,430)  is payable 18 months following the closing of the Coord3 purchase to the extent not used to cover indemnification obligations.

The following table summarizes the acquisition date fair values of the assets and liabilities acquired. The amounts listed below reflect provisional amounts that will be updated as information becomes available.

Cash	$9,521
Accounts receivable	4,343,621
Inventories	3,092,826
Other assets	1,055,542
Goodwill	9,388,777
Accounts payable and other current liabilities	(5,225,261)
Taxes payable	(7,530,866)
Loans Payable	(2,108,658)
Other liabilities	(815,328)

Total identifiable net assets	$2,210,174

The goodwill of $9,388,777 arising from the acquisition consists largely of the synergies expected from combining the operations of the Company and Coord3.  None of the goodwill is expected to be deductible for tax purposes.

Proforma Information

The following pro forma information for fiscal 2015 and 2014 is based on the assumption that the acquisitions of NMS and Coord3 occurred on July 1, 2014 and July 1, 2013, respectively (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2015	2014	2015	2014
Revenue	$18,281	$20,773	$60,651	$55,448
Net Income (Loss)	$(1,651)	$1,656	$(859)	$987

Income (Loss) Per Common Share
Basic	$(0.18)	$0.18	$(0.09)	$0.11
Diluted	(0.18)	0.18	(0.09)	0.11

As a result of the acquisitions, the Company has incurred additional acquisition related costs of approximately $1.5 million for legal, accounting, and valuation consulting fees which are included in Selling, General and Administrative expenses.

4.Revenue Recognition

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

5.Financial Instruments

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

The following table presents the Company’s investments at March  31, 2015 and June 30, 2014 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).  The fair value of the Company’s investments approximates their cost basis.

Description	March 31, 2015	Level 1	Level 2	Level 3
Mutual funds	$66	$66	$-	$-
Fixed deposits and certificates of deposit	3,876	-	3,876	-
Variable rate demand notes	-	-	-	-
Repurchase agreements	-	-	-	-
Total	$3,942	$66	$3,876	$-

Description	June 30, 2014	Level 1	Level 2	Level 3
Mutual funds	$96	$96	$-	$-
Fixed deposits and certificates of deposit	9,165	-	9,165	-
Variable rate demand notes	1,325	-	1,325	-
Repurchase agreements	236	-	236	-
Total	$10,822	$96	$10,726	$-

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

6.Inventory

Inventory is stated at the lower of cost or market.  The cost of inventory is determined by the first-in, first-out (“FIFO”) method.  The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,059,000 and $1,185,000 at March 31, 2015 and June 30, 2014, respectively, is comprised of the following (in thousands):

	March 31,	June 30,
Inventory	2015	2014
Component parts	$4,733	$2,813
Work in process	1,976	562
Finished goods	4,823	3,674
Total	$11,532	$7,049

7.Short-Term and Long-Term Investments

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

At March 31, 2015, the Company had $3.9 million of short-term investments that primarily represented investments in time deposits.  Included in short-term investments is restricted cash that serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantees are outstanding.  Interest is earned on the restricted cash and recorded as interest income. At March 31, 2015 and June 30, 2014, restricted cash in short-term investments was $60,000 and $520,000, respectively.

At March 31, 2015, the Company held a long-term investment in preferred stock that is not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  The Company estimated that the fair market value of this investment at March 31, 2015 exceeded $725,000 based on observable market activity and an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs, (i) the underlying structure of the security; (ii) the present value of the future principal, discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of the security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.  The Company also held a long-term time deposit for $53,000.  This time deposit serves as collateral for a bank guarantee that provides financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

8.Short-Term and Long-Term Debt

The Company acquired bank debt of $2.1 million as part of the purchase of Coord3.  During March 2015, the Company paid off $1.7 million of this debt leaving an outstanding balance of $326,000.  The short-term bank debt of $326,000 is payable on or before July 25, 2015, with interest accruing at 6.5%.  The short-term bank debt is unsecured and is guaranteed by one of the owners of Coord3 Industries s.r.l.  The Company had no bank debt outstanding at June 30, 2014.

The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”) which expires on November 2, 2015. Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  On January 29, 2015, the Company entered into a Seventh Amendment to the Credit Agreement which provides for Comerica Bank’s consent to the acquisitions announced by the Company on January 29, 2015, reduces the minimum Tangible Net Worth requirement to $31.0 million and provides an Advance Formula Agreement for borrowings under the Credit Agreement. The Company was in compliance with the Tangible Net Worth financial covenant at March 31, 2015.  The Advance Formula Agreement limits borrowings to the lesser of $6.0 million or 80% of eligible accounts receivable, which was $2.9 million at  March 31, 2015.  The Company is permitted to declare dividends of up to $2.5 million in any fiscal year provided the Company maintains the required minimum Tangible Net Worth.  The Company is also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.

At March 31, 2015, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000  euros (equivalent to approximately $380,000).  The facility allows 100,000  euros to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to 250,000  euros to be used for providing bank guarantees.  Any borrowings for working capital needs will bear interest at 4.25%.  Any outstanding bank guarantees will bear interest at 2.0%.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At March 31, 2015 and June 30, 2014, GmbH had no borrowings or bank guarantees outstanding.

9.Current and Long-Term Taxes Payable

The Company acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January, 2021.

10.Other Long-Term Liabilities

Other long-term liabilities include $785,000 of long-term contractual and statutory severance liabilities as part of the purchase of Coord3 s.r.l. that represent amounts that will be payable to employees upon termination of employment. The Company also has a long-term liability of 300,000 euros (equivalent to approximately $339,000) representing a deferred purchase price payable 18 months following the closing of the Coord3 acquisition to the extent not used to cover indemnification obligations.

11.Stock-Based Compensation

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

The Company recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $77,000 and $236,000 in the three and nine months ended March 31, 2015, respectively.  The Company recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $67,000 and $216,000 in the three and nine months ended March 31, 2014, respectively.  As of March 31, 2015, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $763,128.  The Company expects to recognize this cost over a weighted average vesting period of 2.88 years.

The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014
Weighted average estimated fair value per
share of options granted during the period	$3.06	$4.18	$4.04	$3.18
Assumptions:
Dividend yield	1.20%	2.10%	1.20%	2.10%
Common stock price volatility	46.85%	38.88%	46.85%	38.88%
Risk free rate of return	0.98%	1.46%	1.62%	1.53%
Expected option term (in years)	3	5	6	5

The Company received approximately $696,000 and $849,000 in cash from option exercises under all share-based payment arrangements for the three and nine months ended March 31, 2015, respectively.  The Company received approximately $540,000 and $3,552,000 in cash from option exercises under all share-based payment arrangements for the three and nine months ended March 31, 2014, respectively.

Restricted Stock and Restricted Stock Units

The Company’s restricted stock and restricted stock units under the 2004 Plan have been awarded by three methods as follows:  One, awards that are earned based on an individual’s achievement of performance goals during the initial fiscal year with a subsequent one year service vesting period and are freely transferable after vesting provided the individual’s employment has not terminated prior to the vesting date; two, awards that are earned based on the Company achieving certain revenue and operating income results with a subsequent one-third vesting requirement on the first, second and third anniversary of the issuance and are freely transferable after vesting provided the individual’s employment has not terminated prior to the vesting date; and three, awards to non-management members of the Board of Directors with a subsequent one-third vesting requirement on the first, second and third anniversary of the issuance and are freely transferable after vesting provided the service of the non-management member of the Board of Directors has not terminated prior to the vesting date.   The grant date fair value associated with restricted stock and restricted stock unit awards is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock and restricted stock unit awards is based on the closing price of the Company’s Common Stock on the grant date authorized by the Company’s Board of Directors, multiplied by the number of restricted stock and restricted stock unit awards expected to be issued and vested and is amortized over the combined performance, service and vesting periods as applicable. The non-cash stock based compensation expense recorded for restricted stock and restricted stock unit awards for the three and nine months ended March 31, 2015 was $56,000 and $142,000, respectively.  The non-cash stock based compensation expense recorded for restricted stock awards for the three and nine months ended March 31, 2014 was $66,000 and $123,000, respectively.  As of March 31, 2015, the total remaining unrecognized compensation cost related to restricted stock and restricted stock unit awards amounted to $440,464.

A summary of the status of restricted stock and restricted stock unit awards issued at March 31, 2015 is presented in the table below.

	Non-vested	Weighted Average
	Restricted	Grant Date
	Shares/Units	Fair Value
Non-vested at June 30, 2014	44,450	$10.04
Granted	54,614	9.55
Vested	(20,950)	6.51
Forfeited or expired	(13,600)	10.23
Non-vested at March 31, 2015	64,514	$10.73

12.Earnings Per Share

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

Options to purchase 355,860 and 13,000 shares of common stock outstanding in the three months ended March 31, 2015 and 2014, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Options to purchase 310,648 and 172,000 shares of common stock outstanding in the nine months ended March 31, 2015 and 2014, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

13.Commitments and Contingencies

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

As part of routine evaluation procedures, the Company identified a potential concern regarding the employment status and withholding for several individuals in one of the Company’s foreign jurisdictions.  During the third quarter of fiscal 2015, the Company estimated a range of the potential financial liability related to this matter of 486,000 euros to 1 million euros.  The Company is not able to reasonably estimate the amount within this range that it will be required to pay for this matter.  As a result, the Company recorded a reserve of 486,000 euros (equivalent to approximately $536,000) representing the minimum amount the Company estimates will be paid.  The Company expects final resolution of this matter in the next few months. The Company does not expect that the resolution of this matter will have a detrimental effect on the conduct of the Company’s business in this foreign jurisdiction.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

SAFE HARBOR STATEMENT

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal years  2015and 2016, and future results, gross margins, operating data, new order bookings, revenue, expenses, income and backlog levels, the timing of revenue and income from new products which we have recently released or have not yet released, the timing of the introduction of new products, our ability to fund our fiscal year 2015 and future cash flow requirements.  Whenever possible, we have identified these forward-looking statements by words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “prospects” “outlook” or similar expressions.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our periodic reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for fiscal year 2014 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

OVERVIEW

Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells a comprehensive range of industrial metrology products and solutions to manufacturing organizations for dimensional gauging, dimensional inspection and 3D scanning.  The Company’s primary operations are in North America, Europe and Asia.  While the Company has one operating segment, its products are divided into In Line Measurement, Off Line Measurement and 3D Scanning Solutions Products.  In Line Measurement Solutions consist of engineered metrology systems for industrial automated process control and assembly using fixed and robot mounted laser scanners.  Off Line Measurement Solutions consist of tailored metrology products for industrial gauging and dimensional inspection using standalone robot mounted laser scanners and Coordinate Measuring Machines (“CMM”).  3D Scanning Solutions consist of laser scanner products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment markets.  The Company also provides a number of Value Added Services including service, support, training, calibration services, and spare parts.  The largest market served by the Company is the automotive industry.

New vehicle tooling programs represent the most important selling opportunity for the Company’s In Line automotive-related sales.  The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans.  The Company’s 3D Scanning products and newly acquired CMM products are used by and targeted to a wide variety of industrial customers.  The largest market for industrial metrology products is the automotive industry.  The Company has developed a number of new products in the past year for the 3D Scanning and CMM markets.  The marketing and sales of these new products is in the early stages and the acceptance and adoption rate in the market will be better understood over the next several quarters.

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

On January 29, 2015, the Company acquired all of the share capital of Next Metrology Software s.r.o. “(NMS”) for total cash consideration of $2.3 million, and deferred payments of $228,000 payable 12 months from closing.  NMS is a Czech Republic company that develops CMM operating software.  On February 27, 2015, the Company acquired all of the share capital of Coord3 s.r.l. (“Coord3”), a wholly owned subsidiary of Coord3 Industries s.r.l., for $1.9 million in cash and deferred payments of $338,000 payable 18 months from closing.  Coord3 based in Turin, Italy, designs and manufactures a full range of coordinate measuring machines.  The purchase transactions are denominated in euros and have been converted to U.S dollars reflecting actual rates on the day of the closing.  See the Liquidity and Capital Resources section below and Note 3 to the Consolidated Financial Statements, “Acquisitions”, contained in this Quarterly Report on Form 10-Q  for further information regarding these acquisitions.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Overview – The Company reported a net loss of $1.6 million, or ($.17) per diluted share, for the third quarter of fiscal 2015 compared with net income of $2.5 million, or $.26 per diluted share, for the third quarter of fiscal 2014.  The Company’s quarterly results vary from quarter to quarter and are dependent upon delivery and installation schedules determined by our customers.  These schedules are subject to change by the customer and are not controlled by the Company.   Specific line item results are described below.

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

Bookings (by location)	Third Quarter		Third Quarter
(in millions)	2015		2014		Increase/(Decrease)
Americas	$7.6	49.4%	$4.7	35.6%	$2.9	61.7%
Europe	4.7	30.5%	5.6	42.4%	(0.9)	(16.1)%
Asia	3.1	20.1%	2.9	22.0%	0.2	6.9%
Totals	$15.4	100.0%	$13.2	100.0%	$2.2	16.7%

Bookings increased  $2.2 million, or 16.7%, from the level achieved a year ago due to $1.7 million of higher bookings for CMM products and to a lesser extent higher bookings of other Measurement Solutions products.   The increase in bookings in the Americas was primarily from higher Measurement Solutions orders.  Europe’s decrease in bookings primarily related to lower Measurement Solutions orders that were partially offset by $1.5 million of new CMM orders. Additionally, bookings in Europe decreased $1.6 million as a result of re-valuing the European backlog to reflect the lower euro rate at March 31, 2015 from the rate in effect at December 31, 2014.

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

Backlog (by location)	Third Quarter		Third Quarter
(in millions)	2015		2014		Increase/(Decrease)
Americas	$13.2	30.6%	$10.8	29.7%	$2.4	22.2%
Europe	17.6	40.8%	13.9	38.3%	3.7	26.6%
Asia	12.3	28.6%	11.6	32.0%	0.7	6.0%
Totals	$43.1	100.0%	$36.3	100.0%	$6.8	18.7%

The Company’s $43.1 million backlog at March 31, 2015 increased $6.8 million or 18.7% from the backlog at March 31, 2014 primarily due to $5.3 million of backlog for CMM products.   The backlog of CMM orders includes $4.9 million of acquired backlog related to the acquisition of Coord3.  The increase in backlog in the Americas and Asia represented higher orders for Measurement Solutions.    Europe’s backlog increased primarily for CMM orders that were partially offset by lower Measurement Solutions orders in Europe for non-CMM products.  The re-valuation effect of the lower euro at March 31, 2015 versus December 31, 2014, reduced backlog approximately $1.6 million.

Sales – Sales of $16.2 million for the third quarter of fiscal 2015 decreased $1.1 million, or 6.4%, when compared to the same period a year ago.  The following table sets forth comparison data for the Company’s net sales by geographic location.

Sales (by location)	Third Quarter		Third Quarter
(in millions)	2015		2014		Increase/(Decrease)
Americas	$5.2	32.1%	3.0	17.3%	$2.2	73.3%
Europe	6.2	38.3%	9.6	55.5%	(3.4)	(35.4)%
Asia	4.8	29.6%	4.7	27.2%	0.1	2.1%
Totals	$16.2	100.0%	$17.3	100.0%	$(1.1)	(6.4)%

The sales decrease of $1.1 million primarily represented lower sales of Measurement Solutions products primarily in Europe, offset by $1.3 million of CMM sales following the acquisition of Coord3.  Also mitigating the decrease were increased sales of Measurement Solutions products in the Americas.  Changes in sales levels reflect normal quarter to quarter fluctuations as a result of requested delivery and installation schedules from our customers. The effect of the weaker euro during the current quarter compared to a year ago reduced sales by approximately $1.0  million.

Gross Margin – The Company’s gross margin percentage was 28.2% in the third quarter of fiscal 2015 compared to 47.1% in the same quarter a year ago.  The lower gross margin percentage in the fiscal 2015 quarter was primarily the result of three factors. First, cost of sales was higher as a percent of revenue due to product mix and the absorption of fixed labor costs.  Second, the Company accrued a reserve of $536,000 relating to employment status and withholding in a foreign jurisdiction.  See also “Liquidity and Capital Resources” below.  Third, the gross margin as a percent of sales for the acquired businesses was lower than that of the Company’s core business.  The effect of the weaker euro in the current quarter compared to the fiscal 2014 quarter reduced gross margin by approximately $400,000.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $5.0 million, an increase of $1.1 million compared to the third quarter of fiscal year 2014.  The increase in fiscal 2015 was primarily due to $750,000 of acquisition costs related to NMS and Coord3.   See Note 3 of the Notes to the Consolidated Financial Statements, “Acquisitions” and “Liquidity and Capital Resources” below.  SG&A costs of the acquired businesses added $417,000 of costs. Also contributing to the increase in costs in the fiscal 2015 quarter compared to a year ago were $300,000 of costs associated with the implementation of the Company’s new global enterprise resource planning system.  The Company had $156,000 of cost savings related to recruiting compared to last year.  The effect of the weaker euro during the current quarter compared to the quarter a year ago reduced costs by approximately $200,000.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses of $1.9 million increased $300,000 over the third quarter last year.  The increase in costs related to $133,000 for two months of NMS costs and one month of Coord3 costs, and higher engineering materials costs of approximately $145,000 to support new product development in the current quarter when compared to the same quarter a year ago.

Interest Income, net – Net interest income was $24,000 in the third quarter of fiscal year 2015 compared with net interest income of $58,000 in the third quarter of fiscal year 2014.  The decrease in interest income was primarily the result of lower invested cash balances in the 2015 quarter when compared to the fiscal year 2014 quarter.

Foreign Currency – There was a net foreign currency loss of $62,000 in the third quarter of fiscal year 2015 compared with a net foreign currency gain of $110,000 a year ago.  The unfavorable change in foreign currency was primarily related to unfavorable changes in the Brazilian Real and to a lesser extent the Japanese Yen that were partially offset by favorable changes in the euro.

Other Income – The increase in other income in the third quarter of fiscal 2015, represents dividend income received on the Company’s long term investments.

Income Taxes – The effective tax rate for the third quarter of fiscal year 2015 was 33.3% compared to 11.0% in the third quarter of fiscal year 2014.  The effective tax rate in both fiscal quarters primarily reflects the effect of the mix of pre-tax income and loss across the Company’s various tax jurisdictions and their respective tax rates. Affecting the unusual effective tax rate in the fiscal 2014 quarter was the fact that the United States had a  pre-tax loss at an effective tax rate of 42.5% that was partially offset by foreign pre-tax income at a lower effective tax rate of 22.1%.

Outlook –  The Company expects to achieve full-year fiscal 2015 revenue of approximately $70 million.  Although the Company experienced significant transaction costs related to the acquisitions, and costs related to the Company’s implementation of a new global enterprise resource planning system, the Company still expects fiscal 2015 will be profitable.  For the foreseeable future, customer related project timing issues for the Company’s Measurement Solutions products will continue to be a significant part of the Company’s business, resulting in fluctuations in the Company’s reported quarterly financial results.   With the current backlog of $43.1 million, the Company continues to expect strong, organic revenue growth for fiscal 2015 from its existing product lines.

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Overview – For the first nine months of fiscal 2015, the Company reported a net loss of $850,000 or ($0.09) per diluted share, compared to net income of $1.5 million or $0.16 per diluted share, for the first nine months of fiscal 2014.

Bookings – Bookings represent new orders received from customers.  New order bookings for the nine months ended March 31, 2015 were $49.9 million compared to $48 million for the same period one year ago.  It should be noted that historically, the Company’s level of new orders has varied from period to period and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.  The following tables set forth comparison data for the Company’s bookings by geographic location.

Bookings (by location)	Nine Months		Nine Months
(in millions)	Ended 3/31/15		Ended 3/31/14		Increase/(Decrease)
Americas	$21.9	43.8%	$14.7	30.6%	$7.2	49.0%
Europe	15.4	30.9%	20.8	43.3%	(5.4)	(26.0)%
Asia	12.6	25.3%	12.5	26.1%	0.1	0.8%
Totals	$49.9	100.0%	$48.0	100.0%	$1.9	4.0%

The increase in bookings of $1.9 million for the nine-month period of fiscal 2015 was primarily due to $1.7 million of bookings for the Company’s newly acquired CMM products and increases in bookings for other Measurement Solution products.  Partially offsetting these increases were lower 3D Scanning orders and Value Added Services.  The increase in the Americas represents higher Measurement Solutions orders.  Bookings in Europe decreased primarily due to lower Measurement Solutions orders and includes approximately $3.6 million as a result of re-valuing the European backlog to reflect the lower euro rate at March 31, 2015 from the rate in effect at June 30, 2014.  Partially offsetting the lower European bookings was an increase in bookings of $1.5 million for CMM products in Europe.

Sales – Net sales in the first nine months of fiscal 2015 were $51 million, compared to $42.2 million for the nine months ended March 31, 2014.  The following tables set forth comparison data for the Company’s net sales by geographic location.

Sales (by location)	Nine Months		Nine Months
(in millions)	Ended 3/31/15		Ended 3/31/14		Increase/(Decrease)
Americas	$18.9	37.1%	$12.2	28.9%	$6.7	54.9%
Europe	20.0	39.2%	20.0	47.4%	-	0.0%
Asia	12.1	23.7%	10.0	23.7%	2.1	21.0%
Totals	$51.0	100.0%	$42.2	100.0%	$8.8	20.9%

The $8.8 million increase in sales primarily represented higher sales of Measurement Solutions products in the Americas and Asia as well as $1.4 million in worldwide sales of newly acquired CMM products.  Increased sales for CMM products in Europe were offset by lower sales related to the effect of the weaker euro during the current period compared to fiscal 2014, which reduced sales by approximately $2.1 million.

Gross Margin – Gross margin was $19 million, or 37.3% of sales, in the first nine months of fiscal 2015, as compared to $17.4 million, or 41.3% of sales, in the first nine months of fiscal 2014.  The lower gross margin percentage in the fiscal 2015 period was primarily the result of three factors.  First, cost of sales was higher as a percent of revenue due to product mix and the absorption of fixed labor costs. Second, the Company accrued a reserve of $536,000 relating to employment status and withholding in a foreign jurisdiction.  See also “Liquidity and Capital Resources” below.  Third, the gross margin as a percent of sales for the acquired businesses was lower than that of the Company’s core business. The effect of the weaker euro in the first nine months of fiscal 2015 compared to fiscal 2014 decreased gross margin by approximately $1.0 million.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were $14.1 million in the first nine months of fiscal 2015 compared to $11 million in the same period one year ago.    The increase of approximately $3.1 million included acquisition costs related to the Coord3 and NMS Transactions of approximately $1.5 million.  See Note 3 of the Notes to the Consolidated Financial Statements, “Acquisitions” and “Liquidity and Capital Resources” below.  SG&A costs of the acquired businesses added $417,000 of costs. Also contributing to the increase in costs in the fiscal 2015 period compared to the same period a year ago were higher employee related costs for bonus, salary and commissions totaling approximately $755,000, costs related to implementing the Company’s new global enterprise resource planning software of $432,000 and higher building and equipment maintenance and rent totaling $344,000. The effect of the weaker euro in the fiscal 2015 period compared to the same period a year ago reduced costs by approximately $370,000.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $5.6 million for the nine months ended March 31, 2015 compared to $4.9 million for the nine-month period a year ago.  The $722,000 increase compared to a year ago was primarily due to higher engineering materials of approximately $368,000 to support new product development, bonus and salary costs of approximately $270,000, which include additional personnel and year over year salary increases and higher recruiting and contractor costs of $68,000. These increases in engineering and R&D costs include $133,000 for two months of NMS costs and one month of Coord3 costs.

Interest Income, net – Net interest income was $178,000 in the first nine months of fiscal 2015 compared with net interest income of $121,000 in the first nine months of fiscal 2014. The increase was principally due to higher interest rates in the fiscal 2015 period compared to fiscal 2014.

Foreign Currency – There was a net foreign currency loss of $992,000 in the first nine months of fiscal 2015 compared with a loss of $139,000 a year ago.  The $853,000 change in foreign currency losses principally represented unfavorable changes in the Brazilian Real and Japanese Yen and to a lesser extent the euro.

Other Income – The increase in other income in the first nine months of fiscal 2015, represents dividend income received on the Company’s long term investments.

Income Taxes – The effective tax rate for the first nine months of fiscal 2015 was 37.3% compared to 0.6% in the first nine months of fiscal 2014.  The effective tax rate in both fiscal periods primarily reflected the effect of the mix of pre-tax income and loss among the Company’s various operating entities and their countries’ respective tax rates.  Affecting the unusual effective tax rate in the fiscal 2014 nine-month period was the fact that the United States had a pre-tax loss at an effective tax rate of 49.2% that was almost partially offset by foreign pre-income at a lower effective tax rate of 21.4%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents were $16.9 million at March 31, 2015, compared to $23.1 million at June 30, 2014.  The $6.2 million decrease in cash primarily related to the two acquisitions made in fiscal 2015.  The cash outlay as of March 31, 2015, to acquire 100% of the share capital of both companies was $4.2 million.  Following the closing of the transactions, the Company paid a short-term bank facility maintained by Coord3 for $1.7 million and paid down certain acquired tax liabilities of Coord3 for $2.4 million.    Additional uses of cash were $1.3 million used for capital expenditures, $770,000 used for other long-term asset purchases and $2.4 million related to a decline in cash related to changes in foreign currency rates.  Operations, net of non-cash items, reflected a use of cash of $932,000.  Partially offsetting the use of cash was cash provided from net sales of short-term investments of $6.4 million,  proceeds from stock plans of $928,000 and a favorable change in working capital of $200,000 after deducting the $2.4 million payments for taxes mentioned above.

Cash used from operations resulted from a net loss of $850,000 and the add-back of non-cash items totaling $82,000. Working capital changes reflected higher accounts payable of $657,000 and a favorable change in other current assets of $3.5 million after backing out the $2.4 million of tax payments referred to above, that were partially offset by a use of cash of $2.1 million for inventories and an increase in receivables of $1.8 million. The increase in receivables reflects the higher sales in fiscal 2015.  Inventories increased primarily due to increases in work-in-progress and finished goods to meet backlog requirements, and to a lesser extent, increases in raw material inventory to support new products nearing release and an increase in stock levels to support reduced order lead times. The increase in accounts payable represents normal fluctuations in the timing of payments.  The change in other current assets and liabilities related primarily to an increase in deferred revenue and accrued liabilities as a result of the normal timing of revenue recognition and payment of accrued expenses.

The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the nine-month period ended March 31, 2015, the Company decreased its reserve for obsolescence by a net $126,000, which resulted from additional reserves for obsolescence of approximately $94,000 less disposals and the effect of changes in foreign currency of $220,000.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The Company decreased its allowance for doubtful accounts by a net $24,000 during the nine-month period ended March 31, 2015.

At March 31, 2015, the Company had $20.9 million in cash, cash equivalents and short-term investments of which $13.2 million or 64% was held in foreign bank accounts.  Included in short-term investments at March 31, 2015 is $60,000 of restricted cash that serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantees are outstanding.  Interest is earned on the restricted cash and recorded as interest income. The Company does not repatriate its foreign earnings and based on its business plan, current cash, cash equivalents and short-term investments, the level of cash, cash equivalents and short-term investments in foreign bank accounts is not expected to have a material adverse impact on the Company’s liquidity.

At March 31, 2015, the Company had a long-term investment valued at $725,000.  See Note 7 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, contained in this Quarterly Report on Form 10-Q, for further information on the Company’s investments and their current valuation.  The market for the long-term investment is currently illiquid.  At March 31, 2015, the Company also held a long-term time deposit for $53,000.  This time deposit serves as collateral for a bank guarantee that provides financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

The Company acquired bank debt of $2.1 million as part of the purchase of Coord3.  During March 2015, the Company paid off $1.7 million of this debt leaving an outstanding balance of $326,000.  The short-term bank debt of $326,000 is payable on or before July 25, 2015, with interest accruing at 6.5%.  The short-term bank debt is unsecured and is guaranteed by one of the owners of Coord3 Industries s.r.l.  The Company had no bank debt outstanding at June 30, 2014.

The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”) which expires on November 2, 2015. Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  On January 29, 2015, the Company entered into a Seventh Amendment to the Credit Agreement which provides for Comerica Bank’s consent to the acquisitions announced by the Company on January 29, 2015, reduces the minimum Tangible Net Worth requirement to $31.0 million and provides an Advance Formula Agreement for borrowings under the Credit Agreement. The Company was in compliance with the Tangible Net Worth financial covenant at March 31, 2015.  The Advance Formula Agreement limits borrowings to the lesser of $6.0 million or 80% of eligible accounts receivable, which was $2.9 million at  March 31, 2015.  The Company is permitted to declare dividends of up to $2.5 million in any fiscal year provided the Company maintains the required minimum Tangible Net Worth.  The Company is also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.

At March 31, 2015, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 euros (equivalent to approximately $380,000).  The facility allows 100,000 euros to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to 250,000 euros to be used for providing bank guarantees.  Any borrowings for working capital needs will bear interest at 4.25%.  Any outstanding bank guarantees will bear interest at 2.0%.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At March 31, 2015 and June 30, 2014, GmbH had no borrowings or bank guarantees outstanding.

As part of routine evaluation procedures, the Company identified a potential concern regarding the employment status and withholding for several individuals in one of the Company’s foreign jurisdictions.  During the third quarter of fiscal 2015, the Company estimated a range of the potential financial liability related to this matter of 486,000 euros to 1 million euros.  The Company is not able to reasonably estimate the amount within this range that it will be required to pay for this matter.  As a result, the Company recorded a reserve of 486,000 euros (equivalent to approximately $536,000) representing the minimum amount the Company estimates will be paid.  The Company expects final resolution of this matter in the next few months. The Company does not expect that the resolution of this matter will have a detrimental effect on the conduct of the Company’s business in this foreign jurisdiction.    See Item 1, “Legal Proceedings” and Note 13 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q, and Item 3, “Legal Proceedings” and Note 5 to the Consolidated Financial Statements, “Contingencies”, of the Company’s Annual Report on Form 10-K for fiscal year 2014 for a discussion of certain other contingencies relating to the Company’s liquidity, financial position and results of operations.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies” of the Company’s Annual Report on Form 10-K for fiscal year 2014.

The Company spent $1.3 million on capital equipment in the first nine months of fiscal year 2015 and could spend up to an aggregate of approximately $1.8 million for capital expenditures during fiscal year 2015, although there generally is no binding commitment to do so.  The Company also spent $770,000 on a long-term asset that is part of its development of a new 3D Scanning Solutions product.  Based on the Company’s current business plan, the Company believes that available cash on hand, short-term investments and existing credit facilities will be sufficient to fund anticipated fiscal year 2015 cash flow requirements.  The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

On January 29, 2015, the Company consummated the acquisition of 100% of the share capital of Next Metrology Software s.r.o. (“NMS”) a Czech Republic company, (the “NMS Transactions”).  The aggregate purchase price payable in the NMS Transactions for all of the share capital of NMS is €2.25 million.  The purchase price was paid €1.8 million at closing, €250,000 upon the closing of the Coord3 Transaction, and €200,000 payable 12 months following the closing of the NMS Transactions to the extent not used to cover indemnification obligations of certain of the sellers.  The Company funded the purchase price from cash on hand.  A deal consummation fee of €250,000 was paid to an affiliate of one of the NMS sellers upon the closing of the Coord3 Transaction.  See Note 3, to the Consolidated Financial Statements, “Acquisitions”, contained in this Quarterly Report on Form 10-Q for further information regarding the NMS Transaction.

On February 27, 2015, a wholly owned subsidiary of the Company acquired 100% of the share capital of Coord3 s.r.l., a wholly owned subsidiary of Coord3 Industries s.r.l., an Italian company, (“Coord3 Transaction”).  The aggregate purchase price payable in the Coord3 Transaction for all of the share capital of Coord3 s.r.l. is €2.0 million.  The purchase price was paid €1.7 million at closing and €300,000 payable 18 months following the closing of the Coord3 Transactions to the extent not used to cover indemnification obligations of the sellers.  The Company funded the purchase price from cash on hand.  See Note 3, to the Consolidated Financial Statements, “Acquisitions”, contained in this Quarterly Report on Form 10-Q for further information regarding the Coord3 transaction.

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

Foreign Currency Risk

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range.  At March  31, 2015, the Company’s percentage of sales commitments in non-United States currencies was approximately 69.7% or $30.0 million, compared to 72.1% or $26.1 million at March 31, 2014.   The Company is most vulnerable to changes in U.S. dollar/euro, U.S. dollar/Chinese Yuan, U.S. dollar/Brazilian Real and U.S. dollar/Japanese Yen exchange rates.

The Company’s potential loss in net income that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for three and nine months ended March 31, 2015, would have been approximately $26,000 and $94,000, respectively.  The potential loss in earnings for the comparable periods in fiscal 2014 would have been approximately $336,000 and $205,000, respectively.  This sensitivity analysis assumes there are no changes other than the exchange rates.  This analysis has inherent limitations, including that it disregards the possibility that (i) the exchange rates of multiple foreign currencies may not always move in the same direction or percentage amount relative to the value of the U.S. dollar and (ii) changes in exchange rates may impact the volume of sales.

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

Uncertainties in Credit Markets

At March 31, 2015, the Company holds a long-term investment in preferred stock that is not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company’s long-term investment is subject to risk due to a decline in value of the investment.  The investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.

Based on the Company’s current business plan, cash and short-term investments of $20.9 million at March 31, 2015 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity in its long-term investment will affect the Company’s ability to operate or fund its currently anticipated fiscal 2015 cash flow requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, the Company’s

Chief Executive Officer and Chief Financial Officer concluded that, as of March  31, 2015, the Company’s disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2015 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is a party to a civil suit filed by 3CEMS, a Cayman Islands and People’s Republic of China corporation, in the U.S. District Court for the Eastern District of Michigan and served on the Company on or about January 7, 2015.  The suit alleges that the Company breached its contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for the Company’s discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders from the Company based upon instructions they claimed to have received from the Company.  The suit alleged damages of not less than $4.0 million. See also Note 5 of the Notes to the Consolidated Financial Statements, “Contingencies”, of the Company’s Annual Report on Form 10-K for fiscal year 2014, for a discussion regarding a previous civil suit filed against the Company by 3CEMS, on July 19, 2013, which was dismissed effective December 6, 2013 and a Tolling Agreement entered into between the Company and 3CEMS that terminated on December 31, 2014.  The Company intends to vigorously defend against 3CEMS’ claims.  See Note 13 of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies”.

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

ITEM 6.EXHIBITS

2.6

First Amendment to Agreement to the purchase of 100% of the business of Coord3 Industries s.r.l. dated February 27, 2015, among Coord3 Industries s.r.l., Angelo Muscarella and Perceptron CMM, LLC, is incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on March 4, 2015.

4

Certain instruments defining the rights of holders of the long-term debt of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K.  The Company hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

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

Perceptron, Inc.
(Registrant)

Date: May 8, 2015	By:	/S/ Jeffrey M. Armstrong
Jeffrey M. Armstrong
President and Chief Executive Officer

Date: May 8, 2015	By:	/S/ Keith R. Marchiando
Keith R. Marchiando
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2015	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Vice President and Chief Accounting Officer
(Principal Accounting Officer)