Form 10-K
period 2015-06-30
PERCEPTRON INC/MI
filed 2015-09-14
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015OR

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

The aggregate market value of the voting stock held as of the registrant’s most recently completed second fiscal quarter by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2014, as reported by the NASDAQ Global Market, was approximately  $88,000,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 8, 2015, was 9,350,210.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2015
Annual Meeting of Shareholders	Part III, Items 10-14

PART I

ITEM 1:BUSINESS

General

Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells a comprehensive range of automated industrial dimensional inspection and 3D scanning products.  Products include 3D machine vision solutions, robot guidance, coordinate measuring machines, laser scanning, and advanced analysis software. Automotive, aerospace and other manufacturing companies globally rely on Perceptron's metrology solutions to assist in managing their complex manufacturing processes to improve quality, shorten product launch times and reduce costs. More than 900 systems, 12,000 Perceptron measuring sensors and over 3,000 COORD3 coordinate measuring machines are in active daily use worldwide. Headquartered in Plymouth, Michigan, Perceptron has subsidiary operations in Brazil, China, Czech Republic, France, Germany, India, Italy, Japan, Singapore, Slovakia, Spain and the United Kingdom.

The Company’s products are categorized as follows:

In-Line, Near Line and Off-Line Measurement Solutions (“Measurement Solutions Products”).  Sales of these products involve the development, manufacture and installation of:

•	In-Line fixed and robot-mounted laser-based, non-contact dimensional gauging systems used in original equipment manufacturing plants and component supplier plants;
•	In-Line laser-based, non-contact systems that perform gauging and intelligent guidance of industrial robots in the performance of a variety of complex automated assembly operations;
•	Near-Line robot-mounted laser-based, non-contact dimensional gauging systems used in original equipment manufacturing plants and component supplier plants; and
•	Off-Line inspection and gauging cells comprising coordinate measuring machine, industrial and collaborative robotic solutions integrated with laser-based non-contact scanning sensors.

3D Scanning Products.  Sales of these products involve the development, manufacture and marketing of laser-based sensors and software for the following applications:

•	Laser scanning sensors and metrology software for 3-dimensional measurement on coordinate measuring machines (“CMM”) for the reverse engineering and automated component inspection markets;
•	Laser scanning sensors for 3-dimensional scanning on portable systems and portable CMMs for the reverse engineering and manual component inspection markets; and
•	Laser scanning sensors integrated into vehicle wheel-alignment machines installed in automotive assembly plants.

Value Added Services.  Perceptron offers the following value added services to customers:

•	Training;
•	Field Service and Calibration;
•	Launch Support Services;
•	Consulting Services; and
•	Equipment and Software Maintenance Agreements.

On January 29, 2015, the Company acquired Next Metrology Software s.r.o. (“NMS”), a technical leader in CMM operating software and the developer of TouchDMIS™, based in Prague, Czech Republic.

On February 27, 2015, the Company acquired the coordinate measuring machine (“CMM”) business of Coord3 Industries s.r.l. located in Bruzola, Torino, Italy, conducted through Coord3 s.r.l. (“Coord3”).  Coord3 is a leading innovative Italian-based supplier of a full range of CMMs with a growing global customer base.

On August 30, 2012, the Company sold substantially all of the assets of its Commercial Products Business Unit (“CBU”).  The financial information in this Form 10-K presents CBU financial information as a discontinued operation for fiscal years 2013 and prior.

Markets

The Company has a long history servicing the global automotive manufacturing market with technology that the Company believes is applicable to a full spectrum of other manufacturing industries including aerospace.  In 2014, the Company embarked upon a diversification strategy and automotive sales now represent approximately 80% of total sales.  The Company has product offerings encompassing numerous manufacturing processes, including complex part assembly, automotive body construction, industrial robotic guidance for complex assembly applications, gauging cells, coordinate measuring solutions and reverse engineering.

Products and Applications

Measurement Solutions

The Company’s In-Line and Near-Line measurement solutions are based on Perceptron’s scanning sensors and software developed by applying Helix® and TriCam® sensors with Vector software.  The Company’s Off-Line measurement solutions are based on Perceptron’s full line of coordinate measuring machines (“CMMs”) and measuring software.  Measurement Solutions in fiscal 2015, 2014, and 2013 represented 90%, 85% and 84% of total sales, respectively.

In-Line and Near-Line

AutoGauge®: These systems are used in assembly and fabrication plants to contain, correct and control the quality of complex assemblies. AutoGauge® systems are placed directly in the manufacturing line or near the line to automatically measure critical dimensional characteristics of parts using non-contact, laser triangulation sensors.  AutoGauge® can be installed with fixed-mounted sensors, with robot-mounted sensors, or as a hybrid system using both fixed and robot-mounted sensors.  This ability provides manufacturers with the flexibility to measure multiple part types on a single manufacturing line while maintaining high-speed production rates.

AutoFit®: These systems are primarily used in automotive manufacturing plants to contain, correct and control the fit of exterior body panels. The system automatically measures, records and displays the gap and flushness of parts most visible to the automobile consumer such as gaps between front and rear doors, hoods and fenders, and deck lids and rear quarter panels. These measurements can be conducted throughout the manufacturing process including in the body shop during assembly of non-painted vehicles, and in the final assembly area after the vehicle has been painted.  AutoFit® has the ability to measure vehicles while in motion along the assembly line or in a stationary position.

AutoScan®:  These systems are used by manufacturing companies to contain, correct and control the quality of manufactured components. These systems use robot-mounted sensors to scan a part as the robot moves throughout its path. The AutoScan® system collects the “point cloud data” required for contour analysis and dimensional feature extraction. This allows the part’s shape and geometric features to be automatically scanned and compared to CAD and to report specific measurements on the part.

AutoGuide®:  These robot guidance systems are used by manufacturing companies for flexible, automated assembly applications. These systems utilize Perceptron sensors and measurement technology to guide and control robotic assembly operations.  AutoGuide® systems calculate the difference between theoretical and actual relationships of a robot and the part being assembled and communicate compensation data, in six degrees of freedom, to the robot. AutoGuide®  supports numerous robotic assembly applications including automotive windshield insertion, roof loading, hinge mounting, door attachment, and sealant application.

Helix®:  Helix® is an innovative and versatile 3D metrology sensor that enables manufacturers to perform their most challenging measurement tasks with greater ease and precision. Helix®  solutions offer Intelligent Illumination® allowing the user to choose the quantity, density and orientation of the sensor's laser lines on an individual inspection point level without moving the sensor. By customizing the sensor's laser lines through a simple user interface, image acquisition is optimized on a feature-by-feature basis. The user can configure tightly spaced laser lines for small, complex features, increase the number of laser lines to robustly measure challenging materials, and alter the orientation of the laser lines to accommodate the differences between multiple parts manufactured on the same assembly line.

Off-Line

Coord3®:   The Coord3 CMM line includes bridge, gantry and horizontal style of machines and includes a range from bench-top CMMs for small part inspection to some of the largest CMMs in the market used in aerospace, defense and heavy equipment industries.  CMMs can be equipped with tactile scanning probes, the Company’s laser scanning sensors suitable for many measurement applicable manufacturing applications and TouchDMIS™ measuring software.

TouchDMISTM :   TouchDMIS™ measuring software simplifies CMM measurement by incorporating a 100% Touch interface with the TouchCADTM quick programming module. TouchDMIS™ is the world’s first all-touch CMM software.  The Company has integrated TouchDMIS™ with its ScanR™ sensor for reverse engineering and production part automated inspection applications and has incorporated automatic feature extraction intellect from the Company’s ScanWorks toolkit.

3D Scanning Products

3D Scanning Products in fiscal 2015, 2014, and 2013 represented 5%, 10% and 11% of total sales, respectively.

ScanWorks®:  The Company provides ScanWorks® products to a variety of markets through direct sales, resellers, and third party original equipment manufacturers. These products target the digitizing, reverse engineering, and inspection markets. ScanWorks® is a hardware/software component set that allows customers to add digitizing capabilities to their machines or systems. The use of ScanWorks® software and the ScanR™ sensor enables technicians to collect, display, manipulate and export point cloud and meshed data from portable optical tracking devices, portable CMMs or CMMs.  The majority of ScanWorks® sales occur outside of the automotive industry.

Smart3DTM:  Based on the Company’s revolutionary Helix sensor technology, the Smart3D scanning solution allows for configurable scan volume and line density. This functionality combined with the ScanWorks software make the process of scanning 3D objects both fast and easy. The software workflow takes the user through a step by step process to create scanned part data that can be exported as a polygonised mesh for both 3D printing and reverse engineering applications.

ScanRTM:  Representing the sixth generation of CMM laser scanner from Perceptron, this sensor extends the range of engineered materials that can be laser-scanned. With the fast-growing application of 3D laser scanning for reverse engineering, production part dimensional inspection, and as a compliment to 3D printing, Perceptron has introduced the world’s first green laser-line scanner that is able to scan highly reflective materials such as machined aluminum and carbon fiber composites.

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

Value Added Services

Value Added Services:   Value Added Services sales in fiscal 2015, 2014, and 2013 represented 5%, 5% and 5% of total sales, respectively.  Value Added Services include training, field service, calibration, launch support services, consulting services, maintenance agreements and repairs.

Sales and Marketing

The Company markets its products directly to end user customers, through manufacturing line builders, system integrators, value-added resellers and original equipment manufacturers.

The Company’s automotive sales are primarily managed by key account managers who develop a close consultative selling relationship with the customers.  The Company’s principal customers have historically been automotive manufacturing companies that the Company either sells to directly or through manufacturing line builders, system integrators or assembly equipment manufacturers.  The Company’s products are typically purchased for installation in connection with retooling programs undertaken by these companies.  Because sales are dependent on the timing of customers’ retooling programs, sales by customer vary significantly from year to year, as do the Company’s largest customers.  For the fiscal years 2015, 2014 and 2013, approximately 40%, 43% and 46%, respectively, of net sales were derived from the Company’s four largest automotive end user customers.  The Company also sells to manufacturing line builders, system integrators or original equipment manufacturers, who in turn sell to the Company’s automotive customers.  For the fiscal years 2015, 2014 and 2013, approximately 10%, 16% and 7%, respectively, of net sales were to manufacturing line builders, system integrators and original equipment manufacturers for the benefit of the same four largest automotive end user customers in each respective year.  During the fiscal year ended June 30, 2015, direct sales to Volkswagen Group accounted for approximately 23% of the Company’s total net sales and direct sales to General Motors Company accounted for approximately 12% of the Company’s total net sales.

To support sales of new CMM, 3D and Near-Line products and to diversify our customer and industry base, the Company has implemented and grown a non-key account sales force led by Regional Sales Managers who have responsibility for all direct and reseller sales activity in their region.  Regional Sales Managers are active in the US, Southeast Asia, China, Italy, United Kingdom and Germany.

The Company also implemented a major corporate rebranding initiative that included a new web page, logos, and tagline as well as a major effort to expand its brand and product awareness across multiple manufacturing industries.  This also included the incorporation of the Coord3 and Next Metrology Software brands into its portfolio of offerings to the market.

Manufacturing and Suppliers

The Company’s manufacturing operations consist primarily of final assembly of hardware components and the testing and integration of the Company’s software with the hardware components.  The Company builds its products from a combination of commercially available parts and uniquely designed manufactured parts.  The components are primarily manufactured by third parties.  Individual components such as printed circuit boards are manufactured and supplied by third parties.  The Company believes a low level of vertical integration gives it significant manufacturing flexibility and minimizes total product costs.

The Company purchases certain component parts and assemblies from single and multi-source suppliers.  With respect to most of its components, the Company believes that alternative suppliers are readily available.  Component supply shortages in certain industries, including the electronics industry, have occurred in the past and are possible in the future due to imbalances in supply and demand.  The Company uses global purchasing sources to minimize the risk of part shortages.  The Company has not experienced significant component supply shortages from single source suppliers in recent years. Significant delays or interruptions in the delivery of components, assemblies or products by suppliers, or difficulties or delays in shifting manufacturing capacity to new suppliers, could have a material adverse effect on the Company.

International Operations

Europe:  The Company’s European operations contributed approximately 40%, 47% and 43%, of the Company’s net sales during the fiscal years ended June 30, 2015, 2014, and 2013, respectively.  The Company’s wholly-owned subsidiary, Perceptron Europe B.V. (“Perceptron B.V.”), formed in The Netherlands, holds a 100% equity interest in Perceptron (Europe) GmbH (“Perceptron GmbH”).  Perceptron GmbH is located in Munich, Germany and is the operational headquarters for the European market.  The Company owns subsidiaries that operate direct sales, application and support offices in Voisins le Bretonneux, France and Barcelona, Spain.  The Company owns a CMM designer and manufacturer, Coord3 s.r.l in Torino, Italy and a software development company, Next Metrology Software s.r.o in Prague, Czech Republic. At June 30, 2015, the Company employed 139 people in its European operations.

Asia:  The Company’s Asian operations contributed approximately 22%, 23% and 21% of the Company’s net sales during the fiscal years ended June 30, 2015, 2014, and 2013, respectively. The Company owns subsidiaries that operate direct sales, application and support offices in Tokyo, Japan; Shanghai and Beijing, China; Singapore; and Delhi and Chennai, India to service customers in Asia.  At June 30, 2015, the Company employed 59 people in its Asian operations.

South America:  The Company has a direct sales, application and support office in Sao Paulo, Brazil to service customers in South America. At June 30, 2015, the Company employed 5 people in its Brazilian operations.

The Company’s foreign operations are subject to certain risks typically encountered in such operations, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic and local policies of foreign governments, and the laws and policies of the U.S. and local governments affecting foreign trade and investment.  For information regarding net sales and identifiable assets of the Company’s foreign operations, see Note 13 of the Notes to the Consolidated Financial Statements, “Segment and Geographic Information”, included in item 8 of this report.

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

Backlog

As of June 30, 2015, the Company had a backlog of $38.9 million, compared to $39.3 million at June 30, 2014.  Most of the backlog is subject to cancellation or delay by the customer, often with limited or no penalties.  The level of order backlog at any particular time is not necessarily indicative of the future operating performance of the Company.  The Company expects to be able to fill substantially all of the orders in its backlog by June 30, 2016.

Research and Development

In fiscal 2015 the research and development focus was to expand the application reach of Perceptron technology outside of the automotive sector and to provide a renewed focus on the next generation of 3D products.  Two 3D Solutions products were launched to the market in late 2015, including the Smart3D portable laser scanning solution to support the reverse engineering and 3D Printing markets and the Company’s 6th generation of laser scanning sensor ScanR for use on both coordinate measuring machines (CMM) and portable coordinate measuring machines (PCMM). The Company’s Helix® 3D metrology sensor range was further extended to include a HDR (High Dynamic Range) version that is able to scan a wide variety of materials including highly reflective machined aluminum and carbon fiber parts.   The Company’s patented Helix® sensor technology is unique in the industry.  The Company believes this technology provides significant competitive advantages.  As such, Helix is being leveraged extensively across all new product development and is expected, over time, to replace the Company’s legacy TriCam sensors.

As of June 30, 2015, 48 persons employed by the Company were focused primarily on research, development and engineering.  For the fiscal years ended June 30, 2015, 2014 and 2013, the Company’s research, development and engineering expenses were $7.9 million, $6.7 million and $6.8 million, respectively.

Patents, Trade Secrets and Confidentiality Agreements

As of June 30, 2015, the Company owns 20 U.S. patents that have been granted to it, and has 4 U.S. patent applications pending, which relate to various products and processes manufactured, used, and/or sold by the Company.  The Company also owns 4 foreign patents that have been granted to it in Europe, China and Japan and has 14 patent applications pending in foreign locations.  The U.S. and foreign patents expire from 2016 through 2031.  In addition, the Company holds perpetual licenses to more than 25 other U.S. patents including rights to practice 7 U.S. patents for non-forest product related applications that were assigned to USNR in conjunction with the sale of the Forest Products business unit in 2002, and rights to practice 9 U.S. patents that were sold in conjunction with the sale of CBU in August 2012.  The expiration dates for these licensed patents range from 2015 to 2032.

The Company has registered, and continues to register, various trade names and trademarks including Perceptron®, Powered by Perceptron®, AutoGauge®, AutoFit®, AutoGuide®, AutoScan®, Contour Probe®, ScanWorks®, TriCam®, WheelWorks®, Visual Fixturing®, Helix®, Smart3D™, Intelligent Illumination®, ScanR™, TouchDMIS™, and Coord3™, among others, which are used in connection with the conduct of its business.

The Company’s software products are copyrighted and generally licensed to customers pursuant to license agreements that restrict the use of the products to the customer’s own internal purposes on designated Perceptron equipment.

The Company also uses proprietary information and invention agreements and non-disclosure agreements with employees, consultants and other parties to protect its intellectual property.

There can be no assurance that any of the above measures will be adequate to protect the Company’s intellectual property or other proprietary rights.  Effective patent, trademark, copyright and trade secret protection may be unavailable in certain foreign countries.

In the past, the Company had been informed that certain customers had received allegations of possible patent infringement involving processes and methods used in the Company’s products and that all related matters had been resolved.  Management believes that the processes used in the Company’s products were independently developed without utilizing any previously patented process or technology.

Employees

As of June 30, 2015, the Company employed 346 persons, 344 of whom were employed on a full-time basis with 143 located in North America and the remainder distributed across the globe as identified above in International Operations.  In Italy, the Company has 58 employees covered by Italy’s National Collective Bargaining Agreement for employees in the mechanical engineering industry.  The agreement was signed in December 2012 and will expire on December 31, 2015.  None of the Company’s other employees are covered by a collective bargaining agreement.  The Company believes its relations with its employees to be good.

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

Due to our significant revenue from the automotive industry, our ability to sell our systems and solutions to automotive manufacturers and suppliers is affected by periodic downturns in the global automotive industry, such as those that occurred in 2009-2010 in the United States automotive industry.

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

The Company has embarked on a strategy to grow its business through diversification into other non-automotive manufacturing sectors where the Company believes significant opportunity exists for the Company’s existing and new products.  Because of the inherent difficulties in diversification, the Company may not be successful in its efforts.  See “Our future success is dependent upon our ability to implement our long-term growth strategy.”

Global economic conditions may negatively impact our results of operations.

Our revenue levels are impacted by global economic conditions, as we have a significant business in many countries throughout the world.  In fiscal 2015, 38% of sales were generated in North America and as a result, a significant decline in global economic conditions could have a material adverse impact on our results of operations.

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

Our future success is dependent upon our ability to implement our long-term strategy that includes growing our customer base in the automotive market and expanding into new markets.  We have embarked on a diversification strategy to expand into non-automotive markets through our existing and new products.  However, there are a number of uncertainties involved in our long-term strategy over which we have no or limited control, including:

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

A majority of our revenues in fiscal 2015 were derived from the sale of systems and solutions to a small number of customers that consist primarily of automotive manufacturers and suppliers in North America, Western Europe and Asia.

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

Because our products are sold globally, we are at risk of competitors misappropriating our intellectual property included in those products or reverse engineering those products.  As a result, we may have a more limited ability, and significantly greater costs, to enforce our intellectual property rights in those products.  Constant technological improvement of those products will be particularly important to keep the products competitive in their markets.

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

Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” of this Form 10-K.  Other factors not currently anticipated by management may also materially and adversely affect our financial condition, liquidity or results of operations.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

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

Our ability to increase sales of our new product lines depends on our ability to successfully expand our distribution channels.

With the acquisition of Coord3 and NMS in fiscal 2015, we expanded our product lines to include the design, manufacture and sale of CMMs.  We market our line of CMMs directly to end users and through distributors and resellers.  Growth of our sales of this product line will depend upon our ability to expand our distribution channels by identifying, developing and maintaining relationships with distributors and resellers.  In addition, our distributors and resellers can potentially sell products offered by our competitors.  If we are not able to successfully expand our distribution channels for our CMM products, or if our distributors or resellers do not or are not able to successfully sell our CMM products, our strategic plan to expand our revenues will be adversely affected.

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

We have significant operations outside of the United States and are currently implementing a strategy to expand our global operations.

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

Failure to comply with federal, state and international laws and regulations relating to privacy or data protection, or the expansion of current or the enactment of new laws or regulations relating to privacy or data protection, could adversely affect our business and our financial condition.

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data.  Laws and regulations relating to privacy and data protection are evolving and subject to potentially differing interpretations.  These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices.  As a result, our practices may not have complied or many not comply in the future with all such laws, regulations, requirements and obligations.  Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state or international privacy or data protection related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or data protection could adversely affect our reputation and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease using certain data sets.  Any such claim, proceeding or action could hurt our reputation and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties.  We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or data protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the United States.  The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy and data protection than the United States.  Individual European Union member countries have discretion with respect to their interpretation and implementation of these laws and the penalties for breach and have their own regulators with differing attitudes towards enforcement, which results in varying privacy standards and enforcement risk from country to country.

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

A significant amount of our assets represents goodwill and intangible assets, and our net income would be reduced if our goodwill or intangible assets become impaired.

As of June 30, 2015, we had $7.5 million of net goodwill and $6.7 million of net intangible assets.  The Company’s acquisition of Coord3 and NMS resulted in goodwill as the cost exceeded the fair value of the net tangible and identifiable intangible assets acquired.  Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit.  Intangible assets relate primarily to  trademarks, customer relationships, and software acquired and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable.  If we determine that any intangible assets or goodwill is impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

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

•intentionally inflicting harm on the Company or its shareholders;

•distributions that the director makes in violation of the Michigan Business Corporation Act; and

•intentional criminal acts that the director commits.

However, we or our shareholders may seek an injunction, or other appropriate equitable relief, against a director.  Finally, liability may be imposed against members of the Board of Directors under the federal securities laws.

We are required to indemnify our officers and directors if they are involved in litigation as a result of their serving as officers or directors of the Company or as officers or directors of other corporations at our behest, which could reduce our profits and cash available to operate our business.

Our by-laws require us to indemnify our officers and directors.  We may be required to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys’ fees, as a result of actions or proceedings in which such officers or directors are involved by reason of being or having been an officer or director of the Company or other corporations at our behest.

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

We are subject to income taxes in the United States and foreign jurisdictions, including Germany, Italy and China.  In determining our provisions for income taxes, we make judgments regarding various tax positions reported on our tax returns.  As a result, there are transactions and calculations where the ultimate tax determination is uncertain.  Our tax returns are regularly under audit by tax authorities.  Because of these uncertain tax positions, the final determination of these tax audits could be materially different than is reflected in our financial statements and could have a material adverse effect on our provisions for income taxes, results of operations, or cash flows.

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

In fiscal 2008 through fiscal 2015, management provided positive reports on our internal control over financial reporting and we received in fiscal 2008, 2014 and 2015 an unqualified opinion from our independent registered public accounting firm regarding our internal control over financial reporting.  In fiscal 2009 through fiscal 2013, our auditors were not required to give an opinion on our internal control over financial reporting following SEC rules for companies that had a market value of common stock held by non-affiliates that was less than $75 million as of the companies’ second fiscal quarter in any given fiscal year. The Company’s Common Stock held by non-affiliates exceeded $75 million at December 31, 2013.  Accordingly, we have complied with these requirements beginning in fiscal year 2014.

In fiscal 2016, we will have to begin to comply with these requirements for our newly acquired subsidiaries, Coord3 and NMS, which could result in additional expenses if this involves more effort or outside resources than is currently expected.

There can be no positive assurance that, in the future, management will provide a positive report on our internal control over financial reporting.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.  This could cause our stock price to drop.

Our operations could be disrupted and our profits reduced as a result of difficulties encountered in the implementation of a new global enterprise resource planning (“ERP”) system.

The Company is in the process of implementing a global ERP system that is planned to be completed in phases.  ERP implementations are complex and time-consuming projects.  The Company’s ERP implementation requires substantial internal resources and involves expenditures for software and external consulting activities.   During the conversion period, the Company may encounter difficulties that could disrupt our operations, including the ability to timely ship customer orders, determine inventory requirements, manage the supply chain, and otherwise adequately service customers.  If these difficulties were encountered, the implementation could require significantly more management time and higher implementation costs than currently estimated and our profitability could be adversely affected.

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

The preferred stock could be issued to discourage, delay or prevent a change in control of the Company.  This may be beneficial to our management or Board of Directors in a hostile tender offer or other takeover attempt and may have an adverse impact on shareholders who may want to participate in the tender offer or who favor the takeover attempt.

Our rights plan could be used to discourage hostile tender offers.

We maintain a rights plan.  Under the plan, if any person acquires 20% or more of our outstanding Common Stock, our shareholders, other than the acquirer, will have the right to purchase shares of our Common Stock at half their market price.  The rights plan discourages potential acquirers from initiating tender offers for our Common Stock without the approval of the Board of Directors.  This may be beneficial to our management or Board of Directors in a hostile tender offer or other takeover attempt and may have an adverse impact on shareholders who may want to participate in the tender offer or who favor the takeover attempt.

ITEM 1B:UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:PROPERTIES

Perceptron’s principal domestic facility consists of a 70,000 square foot building located in Plymouth, Michigan, owned by the Company.  In addition, the Company leases a 3,100 square meter facility in Torino, Italy, a 1,576 square meter facility in Munich, Germany, a 209 square meter facility in Prague, Czech Republic, and leases office space in Voisins le Bretonneux, France; Sao Paulo, Brazil; Tokyo, Japan; Singapore; Shanghai and Beijing, China; and Chennai, India.  The Company believes that its current facilities are sufficient to accommodate its requirements through fiscal 2016.

ITEM 3:LEGAL PROCEEDINGS

The Company is a party to a civil suit filed by 3CEMS, a Cayman Islands and People’s Republic of China corporation, in the U.S. District Court for the Eastern District of Michigan and served on the Company on or about January 7, 2015.  The suit alleges that the Company breached its contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for the Company’s discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders from the Company based upon instructions they claimed to have received from the Company.  The suit alleged damages of not less than $4.0 million.  The Company intends to vigorously defend against 3CEMS’ claims.  See Note 6 of the Notes to the Consolidated Financial Statements, “Contingencies”.

ITEM 4:MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER

PURCHASES OF EQUITY SECURITIES

Perceptron’s Common Stock is traded on The NASDAQ Stock Market’s Global Market under the symbol “PRCP”.  The following table shows the reported high and low sales prices of Perceptron’s Common Stock for fiscal 2015 and 2014:

	Prices
Fiscal 2015	Low	High
Quarter through September 30, 2014	$9.61	$13.46
Quarter through December 31, 2014	$8.34	$10.90
Quarter through March 31, 2015	$9.73	$13.55
Quarter through June 30, 2015	$9.25	$14.21

Fiscal 2014
Quarter through September 30, 2013	$6.86	$11.73
Quarter through December 31, 2013	$9.01	$14.89
Quarter through March 31, 2014	$11.53	$18.24
Quarter through June 30, 2014	$10.00	$13.60

In fiscal 2015, the Board of Directors elected to not pay a dividend and to end our dividend program for the foreseeable future. Based upon a review of its capital allocations, the Company believes it is better to invest in its growth and diversification strategy rather than a dividend strategy.  On May 21, 2014, the Board of Directors declared an annual dividend of fifteen cents ($0.15) per share of Common Stock.  The annual dividend was paid on June 26, 2014, to shareholders of record at the close of business on June 5, 2014.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” – for restrictions on the Company’s ability to pay dividends in the Company’s Amended and Restated Credit Agreement.

The approximate number of shareholders of record on September 8, 2015, was 153.

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

STOCK PRICE PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return attained by shareholders on the Company’s Common Stock relative to the cumulative total returns of The Nasdaq Stock Market (U.S.) Index (the “Nasdaq U.S. Index”) and a peer group of companies consisting of all U.S. exchange traded companies with standard industrial classification codes 3823 (Industrial Instruments for Measurement, Display, and Control of Process Variables; and Related Products), 3827 (Optical Instruments and Lenses) and 3829 (Measuring and Controlling Devices) (the “Peer Group Index”).  The returns of each company in the Peer Group Index have been weighted according to their respective stock market capitalization.  The graph assumes that the value of the investment in the Company’s Common Stock, the Peer Group Index and the Nasdaq U.S. Index was $100 on June 30, 2010 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Perceptron, Inc., the Nasdaq U.S. Index,

and a Peer Group Index

* $100 invested on June 30, 2010 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

CUMULATIVE TOTAL RETURN
	6/30/2010	6/30/2011	6/30/2012	6/30/2013	6/30/2014	6/30/2015
Perceptron, Inc.	100.00	144.55	125.00	187.14	308.13	258.61
Nasdaq U.S. Index	100.00	133.27	145.10	170.81	223.11	255.91
Peer Group Index	100.00	148.89	138.97	179.45	236.66	251.61

The graph displayed above is presented in accordance with applicable legal requirements.  Shareholders are cautioned against drawing any conclusions from the data contained in the graph, as past results are not necessarily indicative of future performance.  The graph in no way reflects the Company’s forecast of future financial performance.

The Peer Group consists of the following companies: Schmitt Industries, Inc. (SMIT), Esterline Technologies Corp. (ESL), MKS Instruments, Inc. (MKSI), Sensata Technologies Holding NV (ST), Hurco Companies Inc. (HURC), Abaxis, Inc. (ABAX), II-VI Inc. (IIVI), Electro-Sensors, Inc. (ELSE), KLA–Tencor Corp. (KLAC), Orbotech Ltd. (ORBK), Mocon Inc. (MOCO), Thermo Fisher Scientific, Inc. (TMO), Nova Measuring Instruments Ltd.  (NVMI), Sypris Solutions Inc. (SYPR), Camtek, Ltd (CAMT), Mesa Laboratories Inc. (MLAB), Rudolph Technologies Inc. (RTEC), Cognex Corp. (CGNX), Faro Technologies Inc. (FARO), Clearsign Combustion Corp. (CLIR), Keysight Technologies, Inc. (KEYS), Geospace Technologies Corporation (GEOS), Rockwell Automation Inc. (ROK), Cubic Corporation (CUB), Landauer Inc. (LDR), Trimble Navigation Limited (TRMB), Roper Technologies Inc. (ROP), MTS Systems Corporation (MTSC), CyberOptics Corp. (CYBE), Sequenom Inc. (SQNM), Danaher Corp. (DHR), Image Sensing Systems, Inc. (ISNS) and Nanometrics Incorporated (NANO).

The following companies that were included in the Peer Group used in preparing the Stock Price Performance Graph contained in the Company’s 2014 Form 10-K were excluded from the Peer Group used in preparing the graph displayed above because they are no longer traded on a U.S. exchange:  Measurement Specialties Inc. (MEAS), Metal Storm Limited (MTSXY) and Sutron Corporation (STRN).

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

	Fiscal Years Ended
	June 30,

Statement of Operations Data	2015	2014	2013	2012	2011
		(In Thousands, Except Per Share Amounts)

Net sales	$74,405	$59,612	$60,886	$57,379	$50,847

Gross profit	28,271	24,849	28,120	24,170	22,622

Operating income (loss)	(37)	2,942	6,866	5,596	3,386

Income (loss) from continuing operations
before income taxes	(835)	3,002	7,531	5,375	4,103

Income (loss) from continuing operations	(461)	2,427	6,130	2,827	2,650
Discontinued operations	-	-	80	(3,160)	(824)
Net income (loss)	(461)	2,427	6,210	(333)	1,826

Earnings (loss) per basic share:
Continuing operations	$(0.05)	$0.27	$0.72	$0.34	$0.30
Discontinued operations	-	-	0.01	(0.38)	(0.09)
Net income (loss)	$(0.05)	$0.27	$0.73	$(0.04)	$0.21

Earnings (loss) per diluted share:
Continuing operations	$(0.05)	$0.26	$0.71	$0.34	$0.29
Discontinued operations	-	-	0.01	(0.38)	(0.09)
Net income (loss)	$(0.05)	$0.26	$0.72	$(0.04)	$0.20

Weighted average common shares outstanding:
Basic	9,252	8,983	8,512	8,433	8,879
Diluted	9,252	9,210	8,588	8,433	9,050

	As of June 30,
Balance Sheet Data	2015	2014	2013	2012	2011
		(In Thousands, Except Per Share Amounts)

Working capital	$32,978	$46,454	$41,294	$35,923	$40,349

Total assets	94,938	80,066	73,639	66,259	69,301

Long-term taxes payable	3,056	-	-	-	-

Shareholders' equity	60,792	62,780	56,895	52,259	55,480

Annual dividend declared per common share	$-	$0.15	$0.15	$-	$-
Special dividend declared per common share	-	-	0.25	-	-
Total dividends declared per common share	$-	$0.15	$0.40	$-	$-

ITEM 7:MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Certain statements in this report, including statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2016 and future results, operating data, new order bookings, revenue, expenses, net income and backlog levels, trends affecting its future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products, and our ability to fund our fiscal year 2016 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Whenever possible, we have identified these forward-looking statements by words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “prospects,” “outlook” or similar expressions.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our periodic reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” of this report.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

Overview

Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells a comprehensive range of industrial metrology products and solutions to manufacturing organizations for dimensional gauging, dimensional inspection and 3D scanning.  The Company’s primary operations are in North America, Europe and Asia.  While the Company has one operating segment, its products are divided into In-Line Measurement, Off-Line Measurement and 3D Scanning Solutions Products.  In-Line Measurement Solutions consist of engineered metrology systems for industrial automated process control and assembly using fixed and robot mounted laser scanners.  Off-Line Measurement Solutions consist of tailored metrology products for industrial gauging and dimensional inspection using standalone robot mounted laser scanners and Coordinate Measuring Machines (“CMM”).  3D Scanning Solutions consist of laser scanner products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment markets.  The Company also provides a number of Value Added Services including service, support, training, calibration services, and spare parts.  The largest market served by the Company is the automotive industry.

New vehicle tooling programs represent the most important selling opportunity for the Company’s In-Line and Near-Line Measurement Solutions Products, which consist primarily of automotive-related sales.  The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans.  The existing installed base of In-Line and Near-Line Measurement Solutions Products also provides a continuous revenue stream in the form of system additions, upgrades, modifications, and Value Added Services such as customer training and support.  The Company’s 3D Scanning products and newly acquired CMM products are used by and targeted to a wide variety of industrial customers, with the automotive industry representing the largest market for industrial metrology products.  The Company has developed a number of new products in the past year for the 3D Scanning and CMM markets.  The marketing and sales of these new products is in the early stages and the acceptance and adoption rate in the market will be better understood over the next several quarters.

In fiscal 2015 and 2014, the Company added new members to its management team and put in place a strategic plan designed to expand revenues and increase shareholder value over the longer term.  Because of a tremendous effort by the Company’s leadership and global teams, the Company made significant progress in fiscal 2015 in implementing its strategic plan.  The Company completed its first acquisitions in over 15 years, introduced more new, market-leading products than in any similar historical period, launched a global ERP system implementation and diversified the Company’s business in a meaningful fashion with approximately 20% of future full-year revenue expected to be derived from non-automotive sector customers.  The Company sees these results as tangible evidence that the strategic plan put in place in fiscal 2014 is working.

On January 29, 2015, the Company acquired all of the share capital of Next Metrology Software s.r.o. (“NMS”) for total cash consideration of $2.3 million, and deferred payments of $228,000 payable 12 months from closing.  NMS is a Czech Republic company that develops CMM operating software.  On February 27, 2015, the Company acquired all of the share capital of Coord3 s.r.l. (“Coord3”), a wholly owned subsidiary of Coord3 Industries s.r.l., for $1.9 million in cash and deferred payments of $338,000 payable 18 months from closing.  Coord3 is an Italian company that designs and manufactures a full range of coordinate measuring machines.  The purchase transactions are denominated in euros and have been converted to U.S dollars reflecting actual rates on the day of the closing.  See “Liquidity and Capital Resources” below and Note 2 to the Consolidated Financial Statements, “Acquisitions”, contained in this Annual Report on Form 10-K for further information regarding these acquisitions.

On August 30, 2012, the Company completed the sale of substantially all of the assets of its Commercial Products Business Unit (“CBU”).    CBU’s financial results are reported as a discontinued operation and prior year results are presented on a consistent basis.  See Note 12 of the Notes to the Consolidated Financial Statements, “Discontinued Operations” for further information regarding the sale of the CBU assets.

Results of Operations

Fiscal Year Ended June 30, 2015, Compared to Fiscal Year Ended June 30, 2014

Overview – Fiscal 2015 was a transition year that included the acquisition of two companies during the third quarter of fiscal 2015.  As a result, fiscal 2015 had expenditures for large, one-time acquisition-related costs and only a partial year of operations of the two acquired companies.    The Company reported a net loss of $0.5 million, or $0.05 per diluted share, for the fiscal year ended June 30, 2015 compared with net income of $2.4 million, or $0.26 per diluted share, for the fiscal year ended June 30, 2014.  Specific line item results are described below.

Bookings – Bookings represent new orders received from customers.  During fiscal 2015, the Company had the highest recorded bookings from its continuing operations, with bookings totaling $69.1 million.  This compares with $68.5 million in fiscal 2014, the second highest year of bookings from continuing operations in the Company’s history.  For comparability to the Company’s current continuing operations, prior period bookings have been adjusted to exclude bookings for operations that have been discontinued.  It should be noted that the Company’s level of new orders fluctuates from period to period and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.  The following table sets forth comparison data for the Company’s bookings by geographic location.

Bookings (by location)
(in millions)	2015		2014		Increase/(Decrease)
Americas	$28.5	41.2%	$20.4	29.8%	$8.1	39.7%
Europe	22.9	33.1%	31.9	46.6%	(9.0)	(28.2)%
Asia	17.7	25.7%	16.2	23.6%	1.5	9.3%
Totals	$69.1	100.0%	$68.5	100.0%	$0.6	0.9%

The record bookings level this year was achieved despite a $3.5 million reduction in bookings as a result of re-valuing the European backlog to reflect the lower Euro exchange rate in fiscal 2015 compared to fiscal 2014.  Bookings for fiscal 2015 included $4.6 million for CMM products related to the Company’s newly acquired Coord3 brand.   On a geographic basis, the increase in bookings for the Americas and Asia represented higher orders for the Company’s Measurement Solutions Products.  Asia also had its second year in a row of record bookings.  Bookings in Europe were severely impacted by the lower Euro exchange rate this year versus fiscal 2014.  Europe’s $9.0 million decrease from the record level set in fiscal 2014 was primarily due to lower orders for Measurement Solutions Products that were partially offset by $3.8 million in orders from the Company’s CMM product line.

Backlog – Backlog represents orders or bookings received by the Company that have not yet been filled.  The Company's backlog was $38.9 million at June 30, 2015 and was the second highest fiscal year ending backlog for the Company.  This compares with a backlog of $39.3 million at June 30, 2014, which was a record fiscal year ending backlog for the Company.  The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company.  Most of the backlog is subject to cancellation by the customer.  The Company generally expects to be able to fill substantially all of the orders in backlog during the following twelve months.  The following table sets forth comparison data for the Company’s backlog by geographic location.

Backlog (by location)
(in millions)	2015		2014		Increase/(Decrease)
Americas	$10.4	26.7%	$10.3	26.2%	$0.1	1.0%
Europe	15.4	39.6%	17.3	44.0%	(1.9)	(11.0)%
Asia	13.1	33.7%	11.7	29.8%	1.4	12.0%
Totals	$38.9	100.0%	$39.3	100.0%	$(0.4)	(1.0)%

The current year ending backlog was down slightly from the same period a year ago.  The backlog of new CMM product orders was $3.8 million and offset a decrease in other Measurement Solution  Products of $3.7 million.  Lower Value Added Services and other 3D scanning products also contributed to the decrease.    On a geographic basis, Asia’s backlog increased as a result of higher orders for Measurement Solution Products.  Europe’s backlog decreased primarily as a result of the re-valuation effect of the lower Euro in fiscal 2015 versus fiscal 2014, which reduced orders in the European backlog by approximately $3.5 million.  Partially offsetting the decrease in Europe were higher orders for CMM products.

Sales – Net sales of $74.4 million for fiscal 2015 increased $14.8 million, or 24.8%, compared with the same period a year ago.  The following table sets forth comparison data for the Company’s net sales by geographic location.

Sales (by location)
(in millions)	2015		2014		Increase/(Decrease)
Americas	$28.4	38.2%	$18.3	30.7%	$10.1	55.2%
Europe	29.7	39.9%	27.8	46.6%	1.9	6.8%
Asia	16.3	21.9%	13.5	22.7%	2.8	20.7%
Totals	$74.4	100.0%	$59.6	100.0%	$14.8	24.8%

New CMM product sales represented $5.8 million of the $14.8 million improvement over fiscal 2014.  The balance of $9.0 million came from strong global growth in the Company’s other products.  Sales in fiscal 2015 also increased in all geographic locations over fiscal 2014.  The sales increase in the Americas and Asia was primarily from higher sales of Measurement Solutions Products.  Partially offsetting increased sales for the new CMM products in Europe were lower sales of Measurement Solutions Products.  The weaker Euro exchange rate in fiscal 2015 compared to fiscal 2014 had the effect of decreasing European sales by approximately $3.4 million.

Gross Profit – Gross profit was $28.3 million, or 38.0% of sales, in the fiscal year ended June 30, 2015, as compared to $24.8 million, or 41.7% of sales, in the fiscal year ended June 30, 2014.    The lower gross margin percent this year versus last year included the effect of the lower Euro exchange rate, which reduced gross profit approximately $1.7 million dollars.  In fiscal 2015, the Company also had additional costs related to an accrual of $536,000 relating to employment status and withholding in a foreign jurisdiction.  Product mix also affected the comparison as the new CMM product sales in fiscal 2015 are at a lower gross margin percentage than the Company’s other products.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses of $20.4 million in fiscal 2015 were $5.2 million higher than SG&A costs in fiscal 2014.    The increase represented one-time costs totaling $1.6 million for legal and consulting fees related to the acquisition of Coord3 and NMS by the Company in the third quarter of fiscal 2015.  Also contributing to the increase was $1.4 million related to SG&A activities of these two new businesses since they were acquired.  Costs related to implementing the Company’s new ERP system in the United States were $500,000 and will continue into fiscal 2016 as the new ERP system is rolled out globally.  The balance of the cost increase related to higher professional services for legal and consulting and higher personnel related costs.  The weaker Euro exchange rate in fiscal 2015 compared to fiscal 2014 decreased costs in fiscal 2015 by approximately $700,000.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $7.9 million in fiscal 2015, compared with $6.7 million in fiscal 2014.  The $1.2 million increase in fiscal 2015 primarily related to a $500,000 for higher engineering materials in support of product development efforts, $250,000 related to activities of Coord3 and NMS and the balance of the increase related to higher salary, bonus and other personnel related costs.

Interest Income, net – Net interest income was $138,000 in fiscal 2015, compared with $188,000 in fiscal 2014.  The decrease in interest income for fiscal year 2015 compared to fiscal 2014 was principally due to higher interest expense related to debt acquired as part of the acquisition of Coord3.  Also contributing to the lower interest income was lower average invested cash balances in 2015 compared to fiscal 2014.

Foreign Currency Gain (Loss) – There was a net foreign currency loss of $1,186,000 in fiscal 2015 compared with a loss of $127,000 in fiscal 2014.  The loss in fiscal 2015 primarily related to the Japanese Yen, Brazilian Real and the Euro.  The loss in fiscal 2014 related primarily to the Yen and Euro.  Foreign currency effects are primarily due to the difference in foreign exchange rates between the time the Company’s foreign subsidiaries receive material or services denominated in U.S. dollars and when funds are converted to U.S. dollars to pay for the material or services received.

Income Tax Expense – The effective income tax rate in fiscal 2015 was 44.7% compared to 19.2% in fiscal 2014.  Both fiscal 2015 and 2014 reflected the effect of the mix of pre-tax income and loss across the Company’s tax jurisdictions and their respective tax rates.  Affecting the unusual effective tax rate in the fiscal 2014 year was the fact that the United States had a pre-tax loss at an effective tax rate of 40.8% that was partially offset by foreign pre-tax income at a lower effective tax rate of 28.1%.  See Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”.

Results of Operations

Fiscal Year Ended June 30, 2014, Compared to Fiscal Year Ended June 30, 2013

Overview – The Company reported net income of $2.4 million, or $0.26 per diluted share, for the fiscal year ended June 30, 2014 compared with a net income of $6.2 million, or $0.72 per diluted share, for the fiscal year ended June 30, 2013.  Income from continuing operations was $2.4 million, or $0.26 per diluted share, in the current fiscal year compared with $6.1 million, or $0.71 per diluted share, for the prior fiscal year.  Specific line item results are described below.

Bookings – Bookings represent new orders received from customers.  During fiscal 2014 the Company had its highest year of bookings at that time from its continuing operations with $68.5 million.  This compares with $61.1 million in fiscal 2013, the third highest year of bookings from continuing operations in the Company’s history.  For comparability to the Company’s current continuing operations, prior period bookings have been adjusted to exclude bookings for operations that have been discontinued.  It should be noted that the Company’s level of new orders fluctuates from period to period and the amount of new order bookings during any particular period is not necessarily indicative of the future operating performance of the Company.  The following table sets forth comparison data for the Company’s bookings by geographic location.

Bookings (by location)
(in millions)	2014		2013		Increase/(Decrease)
Americas	$20.4	29.8%	$18.2	29.8%	$2.2	12.1%
Europe	31.9	46.6%	29.3	47.9%	2.6	8.9%
Asia	16.2	23.6%	13.6	22.3%	2.6	19.1%
Totals	$68.5	100.0%	$61.1	100.0%	$7.4	12.1%

The $7.4 million bookings increase from fiscal 2013 was primarily due to an $8.2 million increase in orders for Measurement Solutions Products, partially offset by a $1.1 million decrease in orders for 3D Scanning Products.  On a geographic basis, booking records were set in both Europe and Asia.  Increased orders for Measurement Solutions products in Asia, Europe and the Americas were partially offset by a decrease in orders for 3D Scanning Products, primarily in Asia.

Backlog – Backlog represents orders or bookings received by the Company that have not yet been filled.  The Company's backlog was $39.3 million at June 30, 2014 compared with $30.4 million at June 30, 2013.  The level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company.  Most of the backlog is subject to cancellation by the customer.  The Company generally expects to be able to fill substantially all of the orders in backlog during the following twelve months.  The following table sets forth comparison data for the Company’s backlog by geographic location.

Backlog (by location)
(in millions)	2014		2013		Increase/(Decrease)
Americas	$10.3	26.2%	$8.2	27.0%	$2.1	25.6%
Europe	17.3	44.0%	13.1	43.1%	4.2	32.1%
Asia	11.7	29.8%	9.1	29.9%	2.6	28.6%
Totals	$39.3	100.0%	$30.4	100.0%	$8.9	29.3%

The $39.3 million backlog at June 30, 2014 represented a record year ending backlog for the Company which followed a previous record year ending backlog at June 30, 2013 of $30.4 million.  The increased backlog of $8.9 million was primarily related to $8.8 million in backlog related to the Company’s Measurement Solution Products.  The Company’s backlog increased in all geographic locations.  Europe’s backlog also increased approximately $780,000 due to the valuation effect of the higher Euro at June 30, 2014 than at June 30, 2013.

Sales – Net sales of $59.6 million for fiscal 2014 decreased $1.3 million, or 2.1%, compared with the same period a year ago and represented a record sales level for the Company’s continuing operations.  The following tables set forth comparison data for the Company’s net sales by geographic location.

Sales (by location)
(in millions)	2014		2013		Increase/(Decrease)
Americas	$18.3	30.7%	$22.2	36.4%	$(3.9)	(17.6)%
Europe	27.8	46.6%	26.1	42.9%	1.7	6.5%
Asia	13.5	22.7%	12.6	20.7%	0.9	7.1%
Totals	$59.6	100.0%	$60.9	100.0%	$(1.3)	(2.1)%

The sales decrease of $1.3 million was primarily due to lower sales of 3D Scanning Products and to a lesser extent lower Measurement Solution Products.  Also impacting the year-over-year comparison was that fiscal 2013 had been a record sales level for the Company’s continuing operations.  On a geographic basis, sales in the Americas decreased $3.9 million from the prior year, primarily related to lower sales of Measurement Solutions Products.  Higher sales in Europe of $1.7 million over the prior year were primarily the result of higher sales of Measurement Solutions Products.  The stronger Euro exchange rate in fiscal 2014 compared to fiscal 2013 had the effect of increasing European sales by approximately $1.4 million.  Sales in Asia increased $900,000 primarily due to an increase in sales of Measurement Solutions Products of $2.0 million that was partially offset by a decrease in sales of 3D Scanning Products of $1.1 million.

Gross Profit – Gross profit was $24.8 million, or 41.7% of sales, in the fiscal year ended June 30, 2014, as compared to $28.1 million, or 46.2% of sales, in the fiscal year ended June 30, 2013.  The $3.3 million gross profit decrease primarily reflected the lower sales levels in fiscal 2014 compared to fiscal 2013.  The increase in cost of sales in fiscal 2014 was primarily due to product mix and higher operating costs for year-over-year salary increases, project-related travel, warranty costs and project-related overtime.  Also affecting the comparison was higher profit sharing expense of $586,000 in fiscal 2013.  The stronger Euro average exchange rate in fiscal year 2014 compared to fiscal 2013 also had the effect of increasing operating costs in fiscal 2014 by approximately $430,000.

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

Foreign Currency Gain (Loss) – There was a net foreign currency loss of $127,000 in fiscal 2014 compared with a loss of $647,000 in fiscal 2013.  The loss in fiscal 2014 primarily related to the Yen and the Euro.  The loss in fiscal 2013 related primarily to the Yen and the Real that were partially offset by a foreign currency gain in the Euro.  Foreign currency effects are primarily due to the difference in foreign exchange rates between the time the Company’s foreign subsidiaries receive material or services denominated in U.S. dollars and when funds are converted to U.S. dollars to pay for the material or services received.

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

Discontinued Operations

On August 30, 2012, the Company completed the sale of substantially all of the assets of its Commercial Products Business Unit (“CBU”).  During fiscal 2013, the Company reported as discontinued operations $80,000 of income, net of taxes, related to CBU operations and the sale of CBU assets.   See Note 12 of the Notes to the Consolidated Financial Statements, “Discontinued Operations”.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $11.5 million at June 30, 2015 compared to $23.1 million at June 30, 2014.  The $11.6 million decrease in cash primarily related to the two acquisitions made in fiscal 2015.  The cash outlay to acquire 100% of the share capital of both companies was $4.2 million.  Following the closing of the transactions, the Company paid off a short-term bank facility maintained by Coord3 for approximately $2.1 million and paid down certain acquired tax liabilities of Coord3 for $2.3 million.  Additional uses of cash were $4.9 million used for operations, $1.8 million used for capital expenditures and $900,000 used for other long-term asset purchases.  Partially offsetting the use of cash were cash provided from net sales of short-term investments of $5.8 million and proceeds from stock plans of $910,000.  Unfavorable foreign exchange rates decreased cash and cash equivalents by $2.1 million.

Cash used from operations resulted from a net loss of $461,000 and the add-back of non-cash items. Working capital changes reflected a favorable change in other current assets and liabilities of $5.4 million and increased accounts payable of $205,000 that were partially offset by an increase in receivables of $7.8 million and a use of cash of $2.3 million for inventories. The increase in receivables reflects the higher sales in fiscal 2015.  Inventories increased primarily due to increases in work-in-progress and finished goods to meet backlog requirements, and to a lesser extent, increases in raw material inventory to support new products nearing release and an increase in stock levels to support reduced order lead times. The decrease in accounts payable represents normal fluctuations in the timing of payments.  The change in other current assets and liabilities related primarily to an increase in deferred revenue and accrued liabilities as a result of the normal timing of revenue recognition and payment of accrued expenses.

The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During fiscal year 2015, the Company increased its reserve for inventory obsolescence by a net $251,000.  See Note 1,  of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies - Inventory”, contained in this Annual Report on Form 10-K.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  During fiscal year 2015, the Company increased its allowance for doubtful accounts reserve by a net $68,000.  See Note 1,  of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Accounts Receivable and Concentration of Credit Risk”, contained in this Annual Report on Form 10-K.

At June 30, 2015, the Company had $15.6 million in cash, cash equivalents and short-term investments of which $12.2 million or 78% was held in foreign bank accounts.  The Company does not repatriate its foreign earnings.  Based on its business plan, the Company believes its level of cash, cash equivalents, short-term investments, credit facilities and expected cash flows in each jurisdiction is sufficient to fund operations.

Financing activities during fiscal year 2015 reflected $4.4 million of cash paid to extinguish acquired short-term debt and certain acquired tax liabilities of Coord3 and cash received under the Company’s stock plans of $910,000.

At June 30, 2015, the Company had short-term investments totaling $4.1 million, a long-term investment recorded at $725,000 and long-term time deposits of $102,000.  At June 30, 2015, the Company had a long-term investment valued at $725,000.  See Note 1 to the Consolidated Financial Statements, “Short-term and Long-term Investments”, for further information on the Company’s investments and their current valuation.  The market for the long-term investment is currently illiquid.  The long-term time deposits serve as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

The Company acquired bank debt of $2.1 million as part of the purchase of Coord3.  The Company paid $1.7 million of this debt in March 2015 and the remaining balance was paid in June 2015.

The Company had no bank debt outstanding at June 30, 2015 and June 30, 2014.  The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”) which expires on November 2, 2015.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Company is required to maintain a minimum Tangible Net Worth of $31.0 million.  The Company was in compliance with the Tangible Net Worth financial covenant at June 30, 2015.  The Credit Agreement limits borrowings to the lesser of $6.0 million or 80% of eligible accounts receivable, which was $4.7 million at June 30, 2015.  The Company is permitted to declare dividends of up to $2.5 million in any fiscal year provided the Company maintains the required minimum Tangible Net Worth.  The Company is also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.

June 30, 2015, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 euros (equivalent to approximately $388,000).  The facility allows 100,000 euros to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to 250,000 euros to be used for providing bank guarantees.  Any borrowings for working capital needs will bear interest at 4.25%.  Amounts exceeding the limit of 100,000 euros will bear interest at 7.15%.  Any outstanding bank guarantees will bear interest at 2.0%.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At June 30, 2015 and June 30, 2014, GmbH had no borrowings or bank guarantees outstanding.

The Company expects to spend up to approximately $2.2 million during fiscal year 2016 for capital equipment and to acquire Coord3’s headquarters building, although there is no binding commitment to do so.  Based on the Company’s current business plan, the Company believes that available cash on hand and existing credit facilities will be sufficient to fund anticipated fiscal year 2016 cash flow requirements, except to the extent that the Company implements new business development opportunities, which would be financed as discussed below.  The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

On January 29, 2015, the Company consummated the acquisition of 100% of the share capital of NMS, a Czech Republic company, (the “NMS Transactions”).  The aggregate purchase price payable in the NMS Transactions for all of the share capital of NMS is €2.25 million.  The purchase price was paid €1.8 million at closing, €250,000 upon the closing of the Coord3 Transaction, and €200,000 payable 12 months following the closing of the NMS Transactions to the extent not used to cover indemnification obligations of certain of the sellers.  The Company funded the purchase price from cash on hand.  A deal consummation fee of €250,000 was paid to an affiliate of one of the NMS sellers upon the closing of the Coord3 Transaction.  See Note 2 of the Notes to the Consolidated Financial Statements, “Acquisitions”, contained in this Annual Report on Form 10-K for further information regarding the NMS Transactions.

On February 27, 2015, a wholly owned subsidiary of the Company acquired 100% of the share capital of Coord3, a wholly owned subsidiary of Coord3 Industries s.r.l., an Italian company, (“Coord3 Transaction”).  The aggregate purchase price payable in the Coord3 Transaction for all of the share capital of Coord3. is €2.0 million.  The purchase price was paid €1.7 million at closing and €300,000 payable 18 months following the closing of the Coord3 Transactions to the extent not used to cover indemnification obligations of the sellers.  The Company funded the purchase price from cash on hand.  See Note 2 of the Notes to the Consolidated Financial Statements, “Acquisitions”, contained in this Annual Report on Form 10-K for further information regarding the Coord3 Transaction.

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

As part of routine evaluation procedures, the Company identified a potential concern regarding the employment status and withholding for several individuals in one of the Company’s foreign jurisdictions.  During fiscal 2015, the Company estimated a range of the potential financial liability related to this matter of 486,000 euros to 1 million euros.  The Company is not able to reasonably estimate the amount within this range that it will be required to pay for this matter.  As a result, the Company recorded a reserve of 486,000 euros (equivalent to approximately $536,000) representing the minimum amount the Company estimates will be paid.  The Company expects final resolution of this matter in the next few months. The Company does not expect that the resolution of this matter will have a detrimental effect on the conduct of the Company’s business in this foreign jurisdiction.  See Item 3, “Legal Proceedings” and Note 6 of the Notes to the Consolidated Financial Statements, “Contingencies”, contained in this Form 10-K Quarterly Report on Form 10-Q, and Item 3, “Legal Proceedings” and Note 5, of the Notes to the Consolidated Financial Statements, “Contingencies”, for a discussion of certain other contingencies relating to the Company’s liquidity, financial position and results of operations.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies”.

Contractual Obligations

The following summarizes the Company’s contractual obligations at June 30, 2015, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

			Less than			More than
		Total	1 Year	1-3 Years	3-5 Years	5 Years

Purchase Obligations	(1)	13,127	10,700	2,427	-	-
Operating Leases	(2)	1,940	1,116	792	32	-
Other Contractual Obligations	(3)	$4,839	$1,450	$2,324	$947	$118
Total		$19,906	$13,266	$5,543	$979	$118

(1)

A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding.  Included in the purchase obligations category above are obligations related to purchase orders for inventory purchases under the Company’s standard terms and conditions and under negotiated agreements with vendors.  The Company expects to receive consideration (products or services) for these purchase obligations.  The purchase obligation amounts do not represent all anticipated purchases in the future, but represent only those items for which the Company was contractually obligated at June 30, 2015.

(2)	Operating leases represent commitments to lease building space, office equipment and motor vehicles.
(3)

Other contractual obligations referred to above, represent government authorized installment payment plans for income and payroll tax liabilities that were acquired by the Company as part of its purchase of Coord3 and are reported in the balance sheet as current portion of taxes payable and long term taxes payable and a deferred payment amount related to the acquisition of Coord3. We have excluded from other contractual obligations deferred income taxes of $1.5 million and $807,000 of statutory severance liabilities that are included in other long term liabilities on the balance sheet because we are unable to reasonably estimate the timing of future payments.

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

Goodwill.    Goodwill represents the excess purchase price over the fair value of the net amounts assigned to assets acquired and liabilities assumed in connection with the Company’s acquisitions.  Under FASB Accounting Standards Codification, or ASC Topic 805 “Business Combinations”, the Company is required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount.  Application of the goodwill impairment test requires judgment, including assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit.

The qualitative events or circumstances that could affect the fair value of a reporting unit could include economic conditions; industry and market considerations, including competition; increases in raw materials, labor, or other costs; overall financial performance such as negative or declining cash flows; relevant entity-specific events such as changes in management, key personnel, strategy, or customers; sale or disposition of a significant portion of a reporting unit; and regulatory or political developments.  If based upon these qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then no further goodwill impairment tests are necessary.

If the qualitative review indicates it is more likely that the fair value of the reporting unit is less than its carrying amount, a two-step quantitative impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized,  if any.  Step 1 is to identify potential impairment by comparing fair value of a reporting unit with its carrying value, including goodwill.  If the fair value is lower than the carrying value, this is an indication of goodwill impairment and Step 2 must be performed.  Under Step 2, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.  The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, foreign currency fluctuations and other factors.  Changes in these estimates and assumptions could materially affect the determination of fair value and could result in goodwill impairment for a reporting unit, negatively impacting the Company’s results of operations for the period and financial position.

Intangible Assets.  The Company has acquired intangible assets in addition to goodwill. These assets are susceptible to shortened estimated useful lives and changes in fair value due to changes in their use, market or economic changes, or other events or circumstances. The Company evaluates the potential impairment of these intangible assets, whenever events or circumstances indicate their carrying value may not be recoverable.  Factors that could trigger an impairment review include historical or projected results that are less than the assumptions used in the original valuation of an intangible asset, a change in the Company’s business strategy or its use of an intangible asset, or negative economic or industry trends.

If an event or circumstance indicates that the carrying value of an intangible asset may not be recoverable, the Company assesses the recoverability of the asset by comparing the carrying value of the asset to the sum of the undiscounted future cash flows that the asset is expected to generate over its remaining economic life. If the carrying value exceeds the sum of the undiscounted future cash flows, the Company compares the fair value of the intangible asset to the carrying value and records an impairment loss for the difference.  The Company generally estimates the fair value of its intangible assets using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows, and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental. Actual future operating results and remaining economic lives of our intangible assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of our intangible assets in future periods, negatively impacting the Company’s results of operations for the period and financial position.

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

Litigation and Other Contingencies.    From time to time, the Company is subject to certain legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty.  The Company accrues for estimated losses if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  The Company uses judgment and evaluates, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded.  The outcome of legal proceedings and other contingencies is inherently uncertain and so typically a loss cannot be reasonably estimated.  Accordingly, if the outcome of legal proceedings and other contingencies is different than is anticipated by the Company, the Company would have to record a charge for the matter, generally in the full amount at which it was resolved, in the period resolved, negatively impacting the Company’s results of operations and financial position for the period.   See Note 6 of the Notes to the Consolidated Financial Statements, “Contingencies” for a discussion of current material claims.

Market Risk Information

Perceptron’s primary market risk is related to foreign exchange rates.  The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany, China and Japan, for which products are produced in the U.S and in Italy.  The Company may from time to time have interest rate risk in connection with the investment of its cash.

Foreign Currency Risk

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range.  At June 30, 2015, the Company’s percentage of sales commitments in non-United States currencies was approximately 74.4% or $28.9 million, compared to 74.2% or $29.2 million at June 30, 2014.   The Company is most vulnerable to changes in U.S. dollar/Euro, U.S. dollar/Chinese Yuan and U.S. dollar/Japanese Yen exchange rates.

The Company’s potential loss in net income that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. dollars for the fiscal years ended June 30, 2015, 2014 and 2013, would have been approximately $119,500, $368,000 and $486,000, respectively.  This sensitivity analysis assumes there are no changes other than the exchange rates.  This analysis has inherent limitations, including that it disregards the possibility that (i) the exchange rates of multiple foreign currencies may not always move in the same direction or percentage amount relative to the value of the U.S. dollar and (ii) changes in exchange rates may impact the volume of sales.

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

Uncertainties in Credit Markets

At June 30, 2015, the Company holds a long-term investment in preferred stock that is not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company’s long-term investment is subject to risk due to a decline in value of the investment.  The investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal 2008 and 2009.

Based on the Company’s current business plan, cash and short-term investments of $15.6 million at June 30, 2015 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity in its long-term investment will affect the Company’s ability to operate or fund its currently anticipated fiscal 2016 cash flow requirements.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – New Accounting Pronouncements”.

ITEM 8:FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[BDO LETTERHEAD]

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Perceptron, Inc.

Plymouth, Michigan

We have audited the accompanying consolidated balance sheets of Perceptron, Inc. as of June 30, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perceptron, Inc. at June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perceptron, Inc.’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 14, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

September 14, 2015

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amount)

As of June 30,	2015	2014

ASSETS

Current Assets
Cash and cash equivalents	$11,502	$23,070
Short-term investments	4,134	10,822
Receivables:
Billed receivables, net of allowance for doubtful accounts	29,182	19,185
of $214 and $146, respectively
Other receivables	904	276
Inventories, net of reserves of $1,436 and $1,185, respectively	11,898	7,049
Deferred income taxes	2,067	1,687
Other current assets	1,732	1,651
Total current assets	61,419	63,740

Property and Equipment
Building and land	6,529	6,438
Machinery and equipment	15,078	13,916
Furniture and fixtures	1,123	1,156
	22,730	21,510
Less - Accumulated depreciation and amortization	(15,890)	(15,970)
Net property and equipment	6,840	5,540

Goodwill	7,499	-
Intangible Assets, Net	6,685	-
Long-term Investments	827	725
Deferred Income Taxes	11,668	10,061

Total Assets	$94,938	$80,066

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$7,723	$2,081
Accrued liabilities and expenses	5,761	4,287
Accrued compensation	3,001	1,630
Current portion of taxes payable	1,450	-
Deferred income taxes	289	-
Income taxes payable	1,251	1,717
Deferred revenue	8,966	7,571
Total current liabilities	28,441	17,286

Long Term Taxes Payable	3,056	-
Deferred Income Taxes	1,509	-
Other Long-Term Liabilities	1,140	-

Total Liabilities	$34,146	$17,286

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,348 and 9,149, respectively	93	91
Accumulated other comprehensive income (loss)	(2,371)	573
Additional paid-in capital	45,015	43,600
Retained earnings	18,055	18,516
Total shareholders' equity	60,792	62,780

Total Liabilities and Shareholders' Equity	$94,938	$80,066

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

Years ended June 30,	2015	2014	2013

Net Sales	$74,405	$59,612	$60,886
Cost of Sales	46,134	34,763	32,766
Gross Profit	28,271	24,849	28,120

Operating Expenses
Selling, general and administrative	20,397	15,216	14,473
Engineering, research and development	7,911	6,691	6,781
Total operating expenses	28,308	21,907	21,254

Operating Income (Loss)	(37)	2,942	6,866

Other Income and (Expenses)
Interest income, net	138	188	173
Foreign currency loss	(1,186)	(127)	(647)
Gain on redemption of investment	-	-	1,134
Other	250	(1)	5
Total other income (expense)	(798)	60	665

Income (Loss) from Continuing Operations Before Income Taxes	(835)	3,002	7,531

Income Tax Benefit (Expense)	374	(575)	(1,401)

Income (Loss) from Continuing Operations	(461)	2,427	6,130

Discontinued Operations

Commercial Products Business Unit net of taxes of $41	-	-	80
Total discontinued operations (Note 12)	-	-	80

Net Income (Loss)	$(461)	$2,427	$6,210

Basic Earnings (Loss) Per Common Share
Continuing operations	$(0.05)	$0.27	$0.72
Discontinued operations	-	-	0.01
Net Income (Loss)	$(0.05)	$0.27	$0.73

Diluted Earnings (Loss) Per Common Share
Continuing operations	$(0.05)	$0.26	$0.71
Discontinued operations	-	-	0.01
Net Income (Loss)	$(0.05)	$0.26	$0.72

Weighted Average Common Shares Outstanding
Basic	9,252	8,983	8,512
Dilutive effect of stock options	-	227	76
Diluted	9,252	9,210	8,588

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

Years ended June 30,	2015	2014	2013

Net Income (Loss)	$(461)	$2,427	$6,210
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(2,944)	667	799

Comprehensive Income (Loss)	$(3,405)	$3,094	$7,009

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

Years ended June 30,	2015	2014	2013

Cash Flows from Operating Activities
Net income (loss)	$(461)	$2,427	$6,210
Income from discontinued operations	-	-	(80)
Adjustments to reconcile net income (loss) to net cash provided from
(used for) operating activities:
Depreciation and amortization	1,098	726	660
Stock compensation expense	507	515	201
Deferred income taxes	(2,272)	(1,117)	277
Disposal of assets and other	652	(165)	83
Allowance for doubtful accounts	3	(33)	(92)
Changes in assets and liabilities, net of businesses acquired
Receivables, net	(7,814)	2,881	(6,082)
Inventories	(2,268)	(147)	(1,340)
Accounts payable	205	(558)	1,702
Other current assets and liabilities	5,424	532	2,609
Net cash provided from (used for) operating activities-continuing operations	(4,926)	5,061	4,148
Net cash used for operating activities-discontinued operations	-	-	(835)
Net cash provided from (used for) operating activities	(4,926)	5,061	3,313

Cash Flows from Financing Activities
Payment of short-term debt	(4,414)	-	-
Proceeds from stock plans	910	3,648	842
Payment of cash dividend	-	(1,372)	(3,416)
Net cash provided from (used for) financing activities	(3,504)	2,276	(2,574)

Cash Flows from Investing Activities
Acquisition of businesses	(4,205)	-	-
Purchases of short-term investments	(5,787)	(23,748)	(21,080)
Sales of short-term investments	11,621	26,661	20,698
Capital expenditures	(1,789)	(678)	(731)
Acquisitions of long-term assets	(861)	-	-
Proceeds from sale of Commercial Products Business Unit assets (Note 12)	-	-	838
Net cash provided from (used for) investing activities	(1,021)	2,235	(275)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,117)	134	(84)

Net Increase (Decrease) in Cash and Cash Equivalents	(11,568)	9,706	380
Cash and Cash Equivalents, July 1	23,070	13,364	12,984
Cash and Cash Equivalents, June 30	$11,502	$23,070	$13,364

Non-Cash Investing Activity:
Deferred Purchase Price	$555	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$91	$-	$8
Cash paid during the year for income taxes	915	1,072	1,002

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)

			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	Paid-In	Retained	Shareholders'
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity

Balances, June 30, 2012	8,402	$84	$(893)	$38,401	$14,667	$52,259

Net income					6,210	6,210
Other comprehensive income			799			799
Dividend					(3,416)	(3,416)
Stock-based compensation				201		201
Stock plans	217	2		840		842

Balances, June 30, 2013	8,619	$86	$(94)	$39,442	$17,461	$56,895

Net income					2,427	2,427
Other comprehensive income			667			667
Dividend					(1,372)	(1,372)
Stock-based compensation				515		515
Stock plans	530	5		3,643		3,648

Balances, June 30, 2014	9,149	$91	$573	$43,600	$18,516	$62,780

Net loss					(461)	(461)
Other comprehensive income			(2,944)			(2,944)
Stock-based compensation				507		507
Stock plans	199	2		908		910

Balances, June 30, 2015	9,348	$93	$(2,371)	$45,015	$18,055	$60,792

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.Summary of Significant Accounting Policies

Operations

Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells a comprehensive range of automated industrial dimensional inspection and 3D scanning products.  The Company’s products provide solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement, scanning and inspection applications. The Company also offers Value Added Services such as training and customer support services.

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

The consolidated financial statements of the Company include the results of the Company’s acquisitions of Next Metrology Software s.r.o. (“NMS”), which was consummated on January 29, 2015, and Coord3 s.r.l. (“Coord3”), which was consummated on February 27, 2015, from their acquisition dates.  See Note 2, “Acquisitions”, below.

On August 30, 2012, the Company sold substantially all of the assets of its Commercial Products Business Unit (“CBU”).  See also Note 12, “Discontinued Operations”.  Accordingly, this Form 10-K presents CBU financial information for fiscal year 2013 and prior periods as a discontinued operation.

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

Research and Development

Beginning in fiscal year 2015, in connection with the NMS acquisition, costs incurred after technological feasibility for certain new products were capitalized.  These costs will continue to be capitalized until shortly before these products are released to manufacturing and once released, capitalized costs will be amortized to cost of goods sold over the estimated lives of these products.

All other research and development costs, including software development costs, were expensed as incurred.  Such costs represent the substantial majority of our research and development efforts.

Foreign Currency

The financial statements of the Company’s wholly-owned foreign subsidiaries have been translated in accordance with ASC 830, “Foreign Currency Translation Matters” where the functional currency is the local currency in the foreign country.  Under this standard, translation adjustments are accumulated in a separate component of shareholders’ equity until disposal of the subsidiary.  Gains and losses on foreign currency transactions are included in the consolidated statement of operations under “Other Income and Expenses”.

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

The Company excludes all options to purchase common stock from the computation of diluted EPS in periods of net losses because the effect is anti-dilutive.  In fiscal years 2014 and 2013, options to purchase 196,000 and 988,000 shares of common stock outstanding, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.  Fair value approximates carrying value because of the short maturity of the cash equivalents.  At June 30, 2015, the Company had $11.5 million in cash and cash equivalents of which $8 million was held in foreign bank accounts.  The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

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

	Beginning	Costs and		Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2015	$146	$36	$32	$214
Fiscal year ended June 30, 2014	$174	$(34)	$6	$146
Fiscal year ended June 30, 2013	$263	$69	$(158)	$174

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

At June 30, 2015, the Company had $4.1 million of short-term investments in time deposits or certificates of deposit and $34,000 in mutual funds.  Included in short-term investments is cash on deposit that serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations in China for fiscal year 2015 and China and India for fiscal year 2014.  The cash earns interest while on deposit but the Company is restricted from withdrawing the cash while the related bank guarantees are outstanding.  At June 30, 2015 and June 30, 2014, restricted cash was $238,000 and $520,000 respectively.

At June 30, 2015, the Company holds a long-term investment in preferred stock that is not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal 2008 and 2009.  The Company estimated that the fair market value of this investment at June 30, 2015 exceeded $725,000 based on observable market activity and an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs, (i) the underlying structure of the security; (ii) the present value of the future principal discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of the security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.

		Unrealized
		Gains
Long-term Investments	Cost	(Losses)	Book Value
(in thousands)

June 30, 2015 and 2014
Preferred Stock	$3,700	$(2,975)	$725

During fiscal 2013, a long-term investment in preferred stock was redeemed, at par, for $2.6 million.  Previously the Company had recorded an impairment charge on the carrying value of this investment in fiscal 2009.  As a result of the redemption, the Company recorded a gain of $1.1 million in fiscal 2013.

Inventory

Inventory is stated at the lower of cost or market.  The cost of inventory is determined by the first-in, first-out (“FIFO”) method.  The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.  When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1,436,000 and $1,185,000 at June 30, 2015 and June 30, 2014, respectively, is comprised of the following (in thousands):

	At June 30,
	2015	2014
Component parts	$4,694	$2,813
Work in process	1,989	562
Finished goods	5,215	3,674
Total	$11,898	$7,049

Changes in the Company’s reserves for obsolescence are as follows (in thousands):

	Beginning	Costs and		Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2015	$1,185	$44	$207	$1,436
Fiscal year ended June 30, 2014	$1,124	$342	$(281)	$1,185
Fiscal year ended June 30, 2013	$1,200	$96	$(172)	$1,124

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and amounts due to banks or other lenders, approximate their fair values at June 30, 2015 and 2014.  See “Short-Term and Long-Term Investments” for a discussion of long-term investments.  Fair values have been determined through information obtained from market sources and management estimates.

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures” for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  ASC 820, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Financial instruments held by the Company at June 30, 2015 include investments classified as held for sale, mutual funds, fixed deposits and certificate of deposits.

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

The following table presents the Company’s investments at June 30, 2015 and June 30, 2014 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).

Description	June 30, 2015	Level 1	Level 2	Level 3
Mutual funds	$34	$34	$-	$-
Fixed deposits and certificates of deposit	4,100	-	4,100	-
Total	$4,134	$34	$4,100	$-

Description	June 30, 2014	Level 1	Level 2	Level 3
Mutual funds	$96	$96	$-	$-
Fixed deposits and certificates of deposit	9,165	-	9,165	-
Variable rate demand notes	1,325	-	1,325	-
Repurchase agreements	236	-	236	-
Total	$10,822	$96	$10,726	$-

During fiscal years 2015 and 2014, the Company did not record any other-than-temporary impairments on the financial assets required to be measured on a nonrecurring basis.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation related to machinery and equipment and furniture and fixtures is primarily computed on a straight-line basis over estimated useful lives ranging from 3 to 15 years.  Depreciation on buildings is computed on a straight-line basis over 40 years.  The Company’s depreciation expense for the years ended June 30, 2015, 2014, and 2013 was $770,000, $726,000, and $660,000, respectively.

When assets are retired, the costs of such assets and related accumulated depreciation or amortization are eliminated from the respective accounts, and the resulting gain or loss is reflected in the consolidated statement of operations.

Goodwill

Goodwill represents the excess purchase price over the fair value of the net amounts assigned to assets acquired and liabilities assumed in connection with the Company’s acquisitions.  Under FASB Accounting Standards Codification, or ASC Topic 805 “Business Combinations”, the Company is required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount.  Application of the goodwill impairment test requires judgment, including assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.

The qualitative events or circumstances that could affect the fair value of a reporting unit could include economic conditions; industry and market considerations, including competition; increases in raw materials, labor, or other costs; overall financial performance such as negative or declining cash flows; relevant entity-specific events such as changes in management, key personnel, strategy, or customers; sale or disposition of a significant portion of a reporting unit and regulatory or political developments.  If based upon these qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment tests are not necessary.

If the qualitative review indicates it is more likely that the fair value of the reporting unit is less than its carrying amount, a two-step quantitative impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any.  Step 1 is to identify potential impairment by comparing fair value of a reporting unit with its carrying value, including goodwill.  If the fair value is lower than the carrying value, this is an indication of goodwill impairment and Step 2 must be performed.  Under Step 2, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.  The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, foreign currency fluctuations and other factors.  Changes in these estimates and assumptions could materially affect the determination of fair value and could result in goodwill impairment for a reporting unit, negatively impacting the Company’s results of operations for the period and financial position.

The valuation of assets and assumed liabilities, including goodwill, resulting from the acquisition of Coord3 and NMS, is reflective of the reporting unit values based on the long-term financial forecast for the business.  It is possible that the Company may not realize its forecasts.  Given the value assigned to goodwill during the purchase price allocation, the Company will closely monitor the performance of the business versus the long-term forecast to determine if any impairments arise.  The goodwill related to the acquisitions originally reported in the third quarter of fiscal year 2015 was $11,658,000.  As a result of the updated valuation analysis, $5,849,000 of goodwill was reclassified as identified intangible assets.  There was a decrease in goodwill due to a foreign currency impact of $144,000.  There was also an increase in goodwill for related deferred income taxes of $1,834,000.  The resulting balance of goodwill as of June 30, 2015 was $7,499,000.  Goodwill is recorded on the local books of Coord3 and NMS and foreign currency effects will continue to impact the balance of goodwill in future periods.

Intangible Assets

The Company has acquired intangible assets in addition to goodwill in connection with the acquisition of Coord3 and NMS. These assets are susceptible to shortened estimated useful lives and changes in fair value due to changes in their use, market or economic changes, or other events or circumstances. The Company evaluates the potential impairment of these intangible assets, whenever events or circumstances indicate their carrying value may not be recoverable.  Factors that could trigger an impairment review include historical or projected results that are less than the assumptions used in the original valuation of an intangible asset, a change in the Company’s business strategy or its use of an intangible asset, or negative economic or industry trends.

If an event or circumstance indicates that the carrying value of an intangible asset may not be recoverable, the Company assesses the recoverability of the asset by comparing the carrying value of the asset to the sum of the undiscounted future cash flows that the asset is expected to generate over its remaining economic life. If the carrying value exceeds the sum of the undiscounted future cash flows, the Company compares the fair value of the intangible asset to the carrying value and records an impairment loss for the difference.  The Company generally estimates the fair value of its intangible assets using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows, and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental. Actual future operating results and the remaining economic lives of our other intangible assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of other intangible assets in future periods.

The amortization periods for customer/distributor relationships, trade name and software are five years, ten years and five years, respectively.  Collectively, the weighted average amortization period of intangible assets subject to amortization is approximately 6.5 years.  The intangible assets are amortized over the period of economic benefit or on a straight line basis.  The Company’s intangible assets as of June 30, 2015 are as follows (in thousands):

At June 30,
2015
Customer/Distributor Relationships	$3,172
Trade Name	2,464
Software	1,251
Other	118
Less: Accumulated Amortization	(320)
Total	$6,685

The estimated amortization by year is as follows (in thousands):

Years Ending June 30,	Amount
2016	1,155
2017	1,214
2018	1,151
2019	1,167
2020	846
after 2020	1,152
$6,685

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

Warranty

Measurement Solutions products generally carry a one to three year warranty for parts and a one-year warranty for labor and travel related to warranty.  Product sales to the forest products industry carry a three-year warranty for TriCam® sensors.  Sales of ScanWorks® have a one-year warranty for parts.  Sales of WheelWorks® products have a two-year warranty for parts.    The Company provides a reserve for warranty based on its experience and knowledge.  Factors affecting the Company’s warranty liability include the number of units sold or in service and historical and anticipated rates of claims and cost per claim.  The Company periodically assesses the adequacy of its warranty liability based on changes in these factors.  If a special circumstance arises requiring a higher level of warranty, the Company would make a special warranty provision commensurate with the facts.  Changes to the Company’s warranty liability are as follows (in thousands):

	Beginning	Costs and		Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2015	$87	$268	$(185)	$170
Fiscal year ended June 30, 2014	$63	$305	$(281)	$87
Fiscal year ended June 30, 2013	$63	$123	$(123)	$63

Advertising Expense

The Company charges advertising expense in the period incurred.  As of June 30, 2015, 2014, and 2013, advertising expense was $158,000, $35,000, and $53,000, respectively.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard will be effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods:  (i) a full retrospective approach reflecting the applications of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in fiscal year 2019.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles-Goodwill and Other – Internal Use- Software, (ASU 2015-05), to provide specific guidance to customers about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The guidance will not change GAAP for a customer’s accounting for service contracts.  Early adoption is permitted.  This standard will be effective for annual periods, including interim periods, beginning after December 15, 2015.  Adoption of ASU 2015-05 is not anticipated to have a material effect on the Company’s financial statements or disclosures.

2.Acquisitions

In accordance with ASC Topic 805, “Business Combinations”, the Company accounts for acquisitions by applying the acquisition method of accounting.  The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.

The acquisitions of NMS and Coord3 have been accounted for as business combinations.  During the fourth quarter, the Company had a valuation analysis performed and the resulting fair values at the date of acquisition are presented.  The Company has up to one year from the dates of acquisition to adjust the fair values of the assets and liabilities acquired.    Accordingly, the purchase price allocation is preliminary and subject to change.  The accompanying Consolidated Statements of Operations for the fiscal year ended June 30, 2015 include revenue of $5.6 million and a net loss of $532,000 related to the operations of the acquisitions from the dates of closing.

Next Metrology Software

On January 29, 2015, the Company acquired 100% of the outstanding share capital of NMS. NMS is a developer of coordinate measuring machines (“CMM”) operating software, based in Prague, Czech Republic.  The primary reason for the acquisition was to expand and diversify the Company’s offerings in the industrial metrology market, particularly in the scanning CMM market.

The total consideration payable in the acquisition of NMS is 2,250,000 euros (equivalent to approximately $2,560,425).  The Company paid 1,800,000 euros (equivalent to approximately $2,050,560) on January 29, 2015, 250,000 euros (equivalent to approximately $282,025) on February 27, 2015 and 200,000 euros (equivalent to approximately $227,840) is payable 12 months following the closing of the NMS purchase to the extent not used to cover indemnification obligations.

The following table summarizes the acquisition date fair values of the assets and liabilities acquired.

Cash	$129
Receivables and other current assets	77,007
Intangible asset	391,296
Goodwill	2,209,006
Accounts payable and other current liabilities	(117,013)

Total identifiable net assets	$2,560,425

The goodwill of $2,209,006 arising from the acquisition of NMS consists largely of the synergies expected from combining the existing research and development operations of the Company and NMS’s technical knowledge in developing CMM operating software.  The goodwill is expected to be deductible for tax purposes.

Coord3

On February 27, 2015, the Company acquired 100% of the outstanding share capital of Coord3, a subsidiary of Coord3 Industries s.r.l. Coord3 is an Italian-based supplier of a full range of CMMs with a global customer base.  By combining the full range of Coord3's CMMs with the Company’s laser scanners and NMS’s CMM operating software, the Company is able to offer price competitive, fully integrated scanning CMM solutions worldwide.

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

The following table summarizes the acquisition date fair values of the assets and liabilities acquired.

Cash	$9,521
Accounts receivable	4,343,621
Inventories	3,092,826
Other assets	1,055,542
Goodwill	5,375,048
Other intangibles	5,850,000
Accounts payable and other current liabilities	(5,225,261)
Taxes payable	(7,530,866)
Loans payable	(2,108,658)
Deferred taxes	(1,836,271)
Other long term liabilities	(815,328)

Total identifiable net assets	$2,210,174

The goodwill of $5,375,048 arising from the acquisition consists largely of the synergies expected from combining the operations of the Company and Coord3.  None of the goodwill is expected to be deductible for tax purposes.

The Company acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

Other long-term liabilities include $785,000 of long-term contractual and statutory severance liabilities acquired as part of the purchase of Coord3 that represent amounts that will be payable to employees upon termination of employment.

Proforma Information

The following pro forma information for fiscal 2015 and 2014 is based on the assumption that the acquisitions of NMS and Coord3 occurred on July 1, 2014 and July 1, 2013, respectively (in thousands, except per share amounts):

	2015	2014
Revenue	$84,091	$76,513
Net Income (Loss)	$(470)	$1,895

Income (Loss) Per Common Share
Basic	$(0.05)	$0.21
Diluted	$(0.05)	$0.21

As a result of the acquisitions, as of June 30, 2015, the Company has incurred acquisition related costs of approximately $1.6 million for legal, accounting, and valuation consulting fees which are included in Selling, General and Administrative expenses.

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated or that may result in the future.

3.           Leases

The Company leases building space, office equipment and motor vehicles under operating leases.  Lease terms generally cover periods from two to five years and may contain renewal options. The following is a summary, as of June 30, 2015, of the future minimum annual lease payments required under the Company’s operating leases having initial or remaining non-cancelable terms in excess of one year:

Year	Minimum Rentals
2016	$1,115,766
2017	574,301
2018	185,717
2019	31,830
2020 and beyond	32,360

Total minimum lease payments	$1,939,974

Rental expenses for operating leases in the fiscal years ended June 30, 2015, 2014 and 2013 were $1,007,000, $1,018,000 and $955,000, respectively.

4.Credit Facilities

The Company had no bank debt outstanding at June 30, 2015 and June 30, 2014.

The Company acquired bank debt of $2.1 million as part of the purchase of Coord3.  The Company paid $1.7 million of this debt in March 2015 and the remaining balance was paid in June 2015.

The Company has a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”) which expires on November 2, 2015.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Quarterly, the Company pays a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  The Company is required to maintain a minimum Tangible Net Worth of $31.0 million.  The Company was in compliance with the Tangible Net Worth financial covenant at June 30, 2015.  The Credit Agreement limits borrowings to the lesser of $6.0 million or 80% of eligible accounts receivable, which was $4.7 million at June 30, 2015.    The Company is permitted to declare dividends of up to $2.5 million in any fiscal year provided the Company maintains the required minimum Tangible Net Worth.  The Company is also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.

At June 30, 2015, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $388,395).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases. The facility allows up to 250,000 Euros to be used for providing bank guarantees.  Any borrowings for working capital needs will bear interest at 4.25%.   Amounts exceeding the limit of 100,000 Euros will bear interest at 7.15%.  Any outstanding bank guarantees will bear interest at 2.0%.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At June 30, 2015 and 2014, GmbH had no borrowings or bank guarantees outstanding.

5.Information About Major Customers

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

For the fiscal years 2015, 2014 and 2013, approximately 40%,  43% and 46%, respectively, of net sales were derived from the Company’s four largest automotive end user customers.  The Company also sells to manufacturing line builders, system integrators or assembly equipment manufacturers, who in turn sell to the Company’s automotive customers.  For the fiscal years 2015, 2014 and 2013, approximately 10%, 16% and 7%, respectively, of net sales were to manufacturing line builders, system integrators and original equipment manufacturers for the benefit of the same four largest automotive end user customers in each respective year.  During the fiscal year ended June 30, 2015, direct sales to Volkswagen Group accounted for approximately 20% of the Company’s total net sales and General Motors Company accounted for approximately 12% of the Company’s total net sales.  At June 30, 2015, accounts receivable from Volkswagen Group totaled approximately $6.5 million and accounts receivable from General Motors Company totaled approximately $2.2 million.

6.Contingencies

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

As part of routine evaluation procedures, the Company identified a potential concern regarding the employment status and withholding for several individuals in one of the Company’s foreign jurisdictions.  During fiscal 2015, the Company estimated a range of the potential financial liability related to this matter of 486,000 euros to 1 million euros.  The Company is not able to reasonably estimate the amount within this range that it will be required to pay for this matter.  As a result, the Company recorded a reserve of 486,000 euros (equivalent to approximately $536,000) representing the minimum amount the Company estimates will be paid.  The Company expects final resolution of this matter in the next few months. The Company does not expect that the resolution of this matter will have a detrimental effect on the conduct of the Company’s business in this foreign jurisdiction.

7. 401(k) Plan

The Company has a 401(k) tax deferred savings plan that covers all eligible employees.  The Company may make discretionary contributions to the plan.  The Company’s contribution during fiscal years 2015, 2014 and 2013 were $640,000,  $577,000 and $522,000, respectively.

8.Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria.  Under the Plan, eligible employees may purchase shares of the Company's common stock at 85% of its market value at the beginning of the six-month election period.  Purchases are limited to 10% of an employee's eligible compensation and the shares purchased are restricted from being sold for one year from the purchase date.  At June 30, 2015,  133,697 shares remained available under the Plan.

Activity under this Plan is shown in the following table:

	Purchase Period Ended
	June 30,
	2015	2014	2013
Non-cash stock-based compensation expense	$14,075	$30,571	$34,829
Common shares purchased	3,271	14,672	8,876
Average purchase price per share	$10.67	$5.74	$4.35

9. Stock Based Compensation

The Company maintains a 2004 Stock Incentive Plan (“2004 Plan”) covering substantially all company employees, non-employee directors and certain other key persons.  Options previously granted under a 1998 Global Team Member Stock Option Plan (“1998 Plan”)  will continue to be maintained until all options are exercised, cancelled or expire.  No further grants are permitted to be made under the terms of the 1998 Plan.  The 2004 Plan is administered by a committee of the Board of Directors, the Management Development, Compensation and Stock Option Committee.  The 1998 Plan is administered by the President of the Company.

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

Stock Options

Options outstanding under the 2004 Plan generally become exercisable at 25%  or 33 1/3 % per year beginning one year after the date of grant and expire ten years after the date of grant.  All options outstanding under the 1998 Plan are vested and expire ten years from the date of grant.  Option prices from options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.  The Company uses the Black-Scholes model for determining stock option valuations.  The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values.  The expected term of option exercises is derived from historical data regarding employee exercises and post-vesting employment termination behavior.  The risk-free rate of return is based on published U.S. Treasury rates in effect for the corresponding expected term.  The expected volatility is based on historical volatility of the Company’s stock price.  These factors could change in the future, which would affect the stock-based compensation expense in future periods.

The Company recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $298,000,  $255,000 and $166,000 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. As of June 30, 2015, the total remaining unrecognized compensation cost related to non-vested stock-based compensation amounted to $674,000.  The Company expects to recognize this cost over a weighted average vesting period of 2.7 years.

The Company received $853,000 in cash from option exercises under all stock option payment arrangements for the twelve months ended June 30, 2015.  The actual tax benefit realized related to tax deductions for non-qualified options exercised and disqualifying dispositions under all stock option payment arrangements totaled approximately $208,000 for fiscal 2015.

Activity under these Plans is shown in the following tables:

	Fiscal Year 2015			Fiscal Year 2014
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value (1)		Exercise	Value (1)
Shares subject to option	Shares	Price	($000)	Shares	Price	($000)

Outstanding at beginning of period	765,486	$8.09		1,122,675	$7.07
New Grants (based on fair value
of common stock at dates of grant)	114,000	$10.01		214,000	$10.80
Exercised	(135,635)	$6.29		(497,446)	$7.16
Expired	(21,260)	$11.48		(18,743)	$9.14
Forfeited	(63,950)	$9.70		(55,000)	$5.89

Outstanding at end of period	658,641	$8.53	$1,438	765,486	$8.09	$3,614
Exercisable at end of period	356,966	$7.94	$1,015	407,236	$7.47	$2,148

	Fiscal Year 2013
		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value (1)
Shares subject to option	Shares	Price	($000)

Outstanding at beginning of period	1,162,996	$6.81
New Grants (based on fair value
of common stock at dates of grant)	164,000	$5.76
Exercised	(171,066)	$3.79
Expired	(30,705)	$8.79
Forfeited	(2,550)	$2.93

Outstanding at end of period	1,122,675	$7.07	$1,502
Exercisable at end of period	846,175	$7.47	$940

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.  The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2015, 2014 and 2013, were $641,000, $2,034,000 and $466,000, respectively.  The total fair value of shares vested during the fiscal years ended June 30, 2015, 2014 and 2013, were $295,000, $182,000 and $148,000, respectively.

The estimated fair value as of the date options were granted during the periods presented using the Black-Scholes option-pricing model, was as follows:

	2015	2014	2013
Weighted average estimated fair value per
share of options granted during the period	$4.04	$3.18	$2.27
Assumptions:
Dividend yield	-	2.10	-
Common stock price volatility	46.85%	38.88%	44.86%
Risk free rate of return	1.62%	1.53%	0.62%
Expected option term (in years)	6	5	5

The following table summarizes information about stock options at June 30, 2015:

			Options Outstanding			Options Exercisable
				Weighted	Weighted		Weighted
				Average	Average		Average
				Remaining	Exercise		Exercise
Range of Exercise Prices			Shares	Contractual Life	Price	Shares	Price

$2.80	to	$5.70	88,400	5.59	$4.59	58,900	$4.03
5.83	to	8.81	237,091	3.80	$7.31	200,341	$7.54
8.94	to	14.01	326,900	7.77	$10.38	91,475	$10.89
14.33	to	14.33	6,250	0.11	$14.33	6,250	$14.33
$2.80	to	$14.33	658,641	5.97	$8.53	356,966	$7.94

Restricted Shares

The Company’s restricted stock and restricted stock units under the 2004 Plan have been awarded by three methods as follows:  One, awards that are earned based on an individual’s achievement of performance goals during the initial fiscal year with either a subsequent one year service vesting period or with a one-third vesting requirement on the first, second and third anniversary of the issuance, provided the individual’s employment has not terminated prior to the vesting date and are freely transferable after vesting; two, awards that are earned based on the Company achieving certain revenue and operating income results with a subsequent one-third vesting requirement on the first, second and third anniversary of the issuance provided the individual’s employment has not terminated prior to the vesting date and are freely transferable after vesting; and three, awards to non-management members of the Board of Directors with a subsequent one-third vesting requirement on the first, second and third anniversary of the issuance provided the service of the non-management member of the Board of Directors has not terminated prior to the vesting date and are freely transferable after vesting.  The grant date fair value associated with the restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of the Company’s Common Stock on the grant date authorized by the Company’s Board of Directors, multiplied by the number of restricted stock awards expected to be issued and vested and is amortized over the combined performance and service periods. The non-cash stock-based compensation expense recorded for restricted stock awards for the fiscal years ended June 30, 2015, 2014 and 2013 was $209,000,  $161,000 and $68,000, respectively.  As of June 30, 2015, the total remaining unrecognized compensation cost related to restricted stock awards amounted to $357,000.

A summary of the status of restricted shares issued at June 30, 2015 is presented in the table below:

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2014	17,950	$5.39
Granted	81,114	10.74
Vested	(20,950)	6.51
Forfeited or expired	(16,100)	10.07
Nonvested at June 30, 2015	62,014	$10.80

Available Shares

At June 30, 2015, the 2004 Plan had 717,636 shares available for future grants, including restricted stock or stock options that could be issued in the first quarter of fiscal 2016.

10.Income Taxes

Income (loss) from continuing operations before income taxes for U.S. and foreign operations was as follows (in thousands):

	2015	2014	2013
U.S.	$(2,668)	$(2,124)	$1,272
Foreign	1,833	5,126	6,259
Total	$(835)	$3,002	$7,531

The income tax (provision) benefit reflected in the statement of income consists of the following (in thousands):

	2015	2014	2013
Current (provision) benefit:
U.S. Federal & State	$(19)	$(102)	$39
Foreign	204	(1,581)	(977)
Deferred taxes
U.S.	1,051	969	(48)
Foreign	(862)	139	(415)
Total (provision) benefit	$374	$(575)	$(1,401)

The components of deferred taxes were as follows (in thousands):

	2015	2014	2013

Benefit of net operating losses	$8,582	$7,149	$6,617
Tax credit carry-forwards	5,006	4,928	4,866
Other, principally reserves	3,251	2,774	2,381
Deferred tax asset	16,839	14,851	13,864
Valuation allowance	(3,104)	(3,103)	(3,224)
Total deferred tax assets	13,735	11,748	10,640
Deferred tax liabilities - basis difference and amortization	(1,798)	-	-
Net deferred taxes	$11,937	$11,748	$10,640

Rate Reconciliation:
Provision at U.S. statutory rate	34.0%	34.0%	34.0%
Net effect of taxes on foreign activities	(4.2)%	(10.0)%	(7.7)%
Tax effect of U.S. permanent differences	21.2%	(0.4)%	0.2%
State taxes and other, net	(0.4)%	(0.7)%	(1.9)%
Adjustment of federal/foreign income taxes related to prior years	(5.9)%	0.3%	0.2%
Valuation allowance	0.0%	(4.0)%	(6.2)%
Effective tax rate	44.7%	19.2%	18.6%

The amount of earnings retained for use by the Company’s foreign subsidiaries for which no tax provision has been made amounted to approximately $20.7 million as of June 30, 2015.  The Company may be subject to United States income taxes and foreign withholding taxes if these earnings are distributed in the future.  It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings.  At June 30, 2015, the Company had net operating loss carry-forwards for U.S. federal income tax purposes of $24.3 million that expire in the years 2022 through 2035 and tax credit carry-forwards of $5.0 million of which $4.8 million expire in the years 2018 through 2034.  Included in the U.S. federal net operating loss carry-forward is $8.8 million from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as an increase to additional paid-in-capital rather than a reduction of the income tax provision.

The Company’s deferred tax assets are substantially represented by the tax benefit of net operating losses “(NOL’s”), tax credit carry-forwards and the tax benefit of future deductions represented by timing differences for deferred revenue, inventory obsolescence, allowances for bad debts, warranty expenses, and unrealized losses on investments.  The Company assesses the realizability of the NOL’s and tax credit carry-forwards based on a number of factors including the Company’s net operating history, the volatility of the Company’s earnings, the accuracy of forecasted earnings for future periods and the general business climate at the end of fiscal 2015.  The Company concluded that the positive evidence outweighed the negative evidence for recognizing the benefit of the NOL’s and a portion of the tax credit carry-forwards based in part on the extended period of time available for utilization.  The Company has a valuation allowance for tax credit carry-forwards in the United States that it expects will more likely than not expire prior to the tax benefit being realized.  The net change in the total valuation allowance for the fiscal years ended June 30, 2015, 2014 and 2013 was $0,  $121,000, and $467,000, respectively.  The Company also has a deferred tax liability related to the basis difference in the Coord3 intangible assets acquired.

On June 30, 2015 and 2014, the Company had $1.3 million and $1.3 million of unrecognized tax benefits that would affect the effective tax rate if recognized. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively.  As of June 30, 2015 there was no accrued interest or penalties related to uncertain tax positions recorded on the Company’s financial statements.  For U.S. federal income tax purposes, the tax years 2012 through 2015 remain open to examination by government tax authorities.  For German income tax purposes, tax years 2011 through 2015 remain open to examination by government tax authorities.  At June 30, 2015, China has no tax years open to examination.

The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

Year End June 30	2015
Balance, beginning of year	$1,268
Increases for tax positions related to the current year	47
Balance, year end	$1,315

11.Dividends

In fiscal year 2014, the Company’s Board of Directors declared the following dividend.

	Dividend
Declaration date	Per Share	Record Date	Total Amount	Payment Date
			(in thousands)

May 21, 2014	$0.15	June 5, 2014	$1,372	June 26, 2014

12.Discontinued Operations

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

Based on the foregoing, and in conformity with applicable accounting guidance, the CBU segment qualifies as a discontinued operation. Accordingly, financial results of CBU have been reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Information regarding revenue and operating results of CBU included in discontinued operations is as follows (in thousands):

	Fiscal Year ended June 30,
	2015	2014	2013
Net Sales	$-	$-	$595
Operating Income	$-	$-	$28

The operating income reported for CBU above does not include corporate costs previously allocated between the Company’s operating segments, which remain with the Company.

At June 30, 2015, the Company’s balance sheets did not have any assets or liabilities related to CBU.

13.Segment and Geographic Information

The Company’s business is substantially all in the global automotive market and its business segment is the automotive industry.  In the first quarter of fiscal year 2013, the Company sold its Commercial Products Business Unit (“CBU”).  For fiscal year 2013 the Company’s financial statements have been restated to present the CBU as a discontinued operation.  The Company primarily accounts for geographic sales based on the country from which the sale is invoiced rather than the country to which the product is shipped.  The Company operates in three primary geographic areas:  The Americas (substantially all of which is the United States, with less than 10% from net sales in Brazil), Europe, and Asia.

Geographical Regions ($000)	Americas	Europe (1)	Asia (2)	Consolidated

Twelve months ended June 30, 2015
Net sales	$28,434	$29,636	$16,335	$74,405
Long-lived assets, net	6,533	797	338	7,668

Twelve months ended June 30, 2014
Net sales	$18,278	$27,807	$13,527	$59,612
Long-lived assets, net	5,662	396	207	6,265

Twelve months ended June 30, 2013
Net sales	$22,170	$26,118	$12,598	$60,886
Long-lived assets, net	5,710	434	159	6,303

(1)

The Company’s German subsidiary had net external sales of $24 million, $27.8 million and $26.1 million in the fiscal years ended June 30, 2015, 2014 and 2013, respectively.  Long-lived assets of the Company’s German subsidiary were $320,000, $385,000 and $418,000 as of June 30, 2015, 2014 and 2013, respectively.

(2)The Company’s Chinese subsidiary had net external sales of $12.3 million, $10.0 million and $9.1 million in the fiscal years ended June 30, 2015, 2014 and 2013, respectively.  Long-lived assets of the Company’s Chinese subsidiary were $195,000,  $110,000 and $117,000 as of June 30, 2015, 2014 and 2013, respectively.

14.Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the fiscal years ended June 30, 2015 and 2014 are as follows (in thousands, except per share amounts):

	Quarter Ended

Fiscal Year 2015	9/30/2014	12/31/2014	3/31/2015 (1)	6/30/2015
Net sales	$11,217	$23,566	$16,182	$23,440
Gross profit	3,107	11,313	4,568	9,283
Net income (loss)	(2,040)	2,779	(1,589)	389
Earnings (loss) per share
Basic	(0.22)	0.30	(0.17)	0.04
Diluted	(0.22)	0.30	(0.17)	0.04

Fiscal Year 2014	9/30/2013	12/31/2013	3/31/2014	6/30/2014
Net sales	$12,372	$12,519	$17,328	$17,393
Gross profit	4,287	4,976	8,162	7,424
Net income (loss)	(588)	(407)	2,481	941
Earnings (loss) per share
Basic	(0.07)	(0.05)	0.27	0.10
Diluted	(0.07)	(0.05)	0.26	0.10

(1)   In the third quarter of fiscal 2015, the Company acquired NMS and Coord3 (see Note 2).

ITEM 9:CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A:CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with the participation of the Company’s principal executive and principal financial officers, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015.  This assessment was performed using the criteria established under the Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The scope of management’s assessment as of June 30, 2015, did not include an assessment of the internal controls over financial reporting for NMS and Coord3, which were acquired on January 29, 2015 and February 27, 2015, respectively.  Coord3 s.r.l. constituted 22% and less than 3% of total assets and net assets, respectively, as of June 30, 2015, and less than 8% of revenues and 96%  of the net losses for the year then ended.  Next Metrology Software, s.r.o. constituted less than 3% of total assets and 4% of net assets, respectively, as of June 30, 2015 and less than 1% of revenues and 22%  of the net losses for the year then ended.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2015.

BDO USA LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2015, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015.   Such report appears immediately below.

[BDO LETTERHEAD]

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Perceptron, Inc.

Plymouth, Michigan

We have audited Perceptron Inc.’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Perceptron Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Report of Managment on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Coord3 s.r.l. or Next Metrology Software s.r.o., which were acquired on February 27, 2015 and January 29, 2015, respectively, and which are included in the consolidated balance sheets of Perceptron, Inc. as of June 30, 2015, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended. Coord3 s.r.l. constituted 22% and less than 3% of total assets and net assets, respectively, as of June 30, 2015, and less than 8% of revenues and 96%  of net losses for the year then ended.  Next Metrology Software, s.r.o. constituted less than 3% of total assets and 4% of net assets, respectively, as of June 30, 2015 and less than 1% of revenues and 22%  of net losses for the year then ended, respectively. Management did not assess the effectiveness of internal control over financial reporting of Coord3 s.r.l. and Next Metrology Software s.r.o because of the timing of the acquisitions, which were completed on February 27, 2015 and January 29, 2015, respectively.    Our audit of internal control over financial reporting of Perceptron, Inc. also did not include an evaluation of the internal control over financial reporting of Coord3 s.r.l. and Next Metrology Software s.r.o.

In our opinion, Perceptron, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Perceptron, Inc. as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss),  shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015 and our report dated September 14, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

September 14, 2015

Changes In Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Matters to Come before the Meeting – Proposal 1:  Election of Directors”, “Corporate Governance”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” of the Company’s proxy statement for its 2015 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 11:   EXECUTIVE COMPENSATION

The information contained under the captions “Matters to Come before the Meeting – Proposal 1:  Election of Directors – Director Compensation for Fiscal 2015”, “Matters to Come before the Meeting – Proposal 1:  Election of Directors – Standard Director Compensation Arrangements”,  “Compensation of Executive Officers” and “Corporate Governance – Management Development, Compensation and Stock Option Committee Interlocks and Insider Participation” of the Proxy Statement is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of June 30, 2015, including the 2004 Stock Incentive Plan,  the 1998 Global Team Member Stock Option Plan, and the Employee Stock Purchase Plan (together, the “Plans”):

			Weighted	Number of securities
			average exercise	remaining available for
	Number of securities		price of	future issuance under
	to be issued upon		outstanding	equity compensation
	exercise of		options,	plans (excluding
	outstanding options,		warrants and	securities reflected in
Plan Category	warrants and rights		rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved
by shareholders:
2004 Stock Incentive Plan	604,275	(1)	$ 8.58	717,636
Employee Stock Purchase Plan	1,857	(2)	$ 8.48	133,697
Total of equity compensation plans
approved by shareholders	606,132		$ 8.58	851,333
Equity compensation plans not
approved by shareholders:
1998 Global Team Member
Stock Option Plan	44,866	(3)	$ 7.58	-
Total:	650,998		$ 8.51	851,333

(1)

Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof

(2)

Does not include an undeterminable number of shares subject to a payroll deduction election under the Employee Stock Purchase Plan for the period from July 1, 2015 until December 31, 2015, which will not be issued until January 2016.

(3)	The 1998 Global Team Member Stock Option Plan expired on February 25, 2008. No further grants under this plan will be made.

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

Exhibits - the exhibits filed in response to Item 601 of Regulation S-K with this report are listed on pages 56 through 60.  The Exhibit List is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Perceptron, Inc.
(Registrant)
By:	/S/ Jeffrey M. Armstrong
Jeffrey M. Armstrong, President and Chief Executive Officer (Principal Executive Officer)

Date: September 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Jeffrey M. Armstrong	President, Chief Executive Officer and	September 11, 2015
Jeffrey M. Armstrong	Director (Principal Executive Officer and Principal Financial Officer)

/S/ Sylvia M. Smith	Vice President and Controller (Principal	September 11, 2015
Sylvia M. Smith	Accounting Officer)

/S/ W. Richard Marz	Chairman of the Board and Director	September 11, 2015
W. Richard Marz

/S/ Kenneth R. Dabrowski	Director	September 11, 2015
Kenneth R. Dabrowski

/S/ Philip J. DeCocco	Director	September 11, 2015
Philip J. DeCocco

/S/ C. Richard Neely, Jr.	Director	September 11, 2015
C. Richard Neely, Jr.

/S/ Robert S. Oswald	Director	September 11, 2015
Robert S. Oswald

/S/ Terryll R. Smith	Director	September 11, 2015
Terryll R. Smith

EXHIBIT INDEX

Exhibit No	Description of Exhibits
2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1

Asset Purchase Agreement, dated August 30, 2012 between Inspectron Inc. and Perceptron, Inc., is incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on September 6, 2012.

2.2

Agreement for the purchase of 100% of the business of Coord3 Industries s.r.l., dated January 29, 2015, among Coord3 Industries s.r.l., Angelo Muscarella and Perceptron CCM, LLC is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2015.

2.3

First Amendment to Agreement to the purchase of 100% of the business of Coord3 Industries s.r.l. dated February 27, 2015, among Coord3 Industries s.r.l., Angelo Muscarella and Perceptron CCM, LLC is incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on March 4, 2015.

2.4	Stock Purchase Agreement, dated January 29, 2015, between Keith Mills and Company is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2015.

2.5

Stock Purchase Agreement, dated January 29, 2015, between Angelo Muscarella and Company is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 4, 2015.

2.6	Share Purchase Agreement, dated January 29, 2015, between Topmes s.r.o. and Company is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 4, 2015.

3.	Restated Articles of Incorporation and Bylaws.

3.1	Restated Articles of Incorporation, as amended to date, are incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1998.

3.2	Amended and Restated Bylaws, as amended to date, are incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the Quarter Ended September 30, 2007.

4	Instruments Defining the Rights of Securities Holders.

4.1	Articles IV, V and VI of the Company's Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1998.

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

4.13

Seventh Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on February 4, 2015

4.14

Advance Formula Agreement, dated January 29, 2015, between the Company and Comerica Bank is incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on February 4, 2015.

4.15

Form of certificate representing Rights (included as Exhibit B to the First Amended and Restated Rights Agreement), is incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on August 24, 2015.  Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of the Common Stock (such public announcement date being the “Shares Acquisition Date”) (or, if pursuant to a Permitted Offer (as defined below) such later date as fixed by the Board of Directors) or (ii) ten business days (or such later date as may be determined by the Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement or announcement of an intention to commence a tender offer or exchange offer by any person if, upon consummation thereof, such person would be an Acquiring Person, other than as a result of a Permitted Offer.

4.16

First Amended and Restated Rights Agreement, dated as of August 20, 2015 between Perceptron, Inc. and American Stock Transfer & Trust Company, LLC is incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 24, 2015.

4.17

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

10.2@

Form of Proprietary Information and Inventions Agreement between the Company and all of the employees of the Company is incorporated herein by reference to Exhibit 10.11 of the Company’s Form S-1 Registration Statement No. 33-47463.

10.3@

Form of Confidentiality and Non-Disclosure Agreement between the Company and certain vendors and customers of the Company is incorporated herein by reference to Exhibit 10.12 of the Company's Form S-1 Registration Statement No. 33-47463.

10.4@

Form of Executive Agreement Not to Compete between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the Year Ended June 30, 2005.

10.5@

Form of Executive Agreement Not to Compete between the Company and certain officers of the Company is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed September 8, 2015.

10.6@	Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed October 10, 2008.

10.7@	First Amendment to Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.12 of the Company’s Report on Form 8-K filed October 10, 2008.

10.8@

Second Amendment to Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.39 of the Company’s Report on Form 10-Q for the Quarter Ended December 31, 2011.

10.9@

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

10.12@

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

10.14@

Form of Nonqualified Stock Option Agreement Terms – Board of Directors under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 10, 2006.

10.15@

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

10.17@

Form of Restricted Stock Award Agreement for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan (One Year Vesting) is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 17, 2014.

10.18@

Form of Restricted Stock Award Agreement for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan (Three Year Graded Vesting) is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 17, 2014.

10.19@

Form of Restricted Stock Unit Award Agreement for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan (One Year Vesting) is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 17, 2014.

10.20@

Form of Restricted Stock Unit Award Agreement for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan (Three Year Graded Vesting) is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on October 17, 2014.

10.21@

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan (One Year Vesting) is incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on October 17, 2014.

10.22@

Form of Nonqualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.52 of the Company’s Report on Form 10-Q for the Quarter Ended December 31, 2014.

10.23@

1998 Global Team Member Stock Option Plan and Form of Non-Qualified Stock Option Agreements under such Plan is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1997.

10.24@	First Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.28 of the Company’s Report on Form 10-K for the Transition Period Ended June 30, 1999.

10.25@	Second Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.29 of the Company’s Report on Form 10-K for the Transition Period Ended June 30, 1999.

10.26@	Third Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.6 of the Company’s Form S-8 Registration Statement No. 333-55164.

10.27@	Fourth Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.7 of the Company’s S-8 Registration Statement No. 333-76194.

10.28@

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

10.30@

Perceptron, Inc. Employee Stock Purchase Plan, as amended and restated as of October 22, 2004, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 10, 2004.

10.31@	Amendment No. 1 to Perceptron, Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 2, 1010.

10.32@

Second Amendment of Perceptron, Inc. Employee Stock Purchase Plan dated as of August 27, 2013 is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K on August 30, 2013.

10.33@	Written Description of Fiscal 2013 Annual Incentive and Profit Sharing Plans is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 19, 2012.

10.34@	Written Description of Fiscal 2014 Annual Incentive and Profit Sharing Plans is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 19, 2013.

10.35@

Written Descriptions of the Fiscal 2015 Executive Short Term Incentive Plan, Fiscal 2015 Executive Long Term Incentive Plan, and Fiscal 2015 Team Member Discretionary Bonus Plan, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 17, 2014.

10.36@

Written Descriptions of the Fiscal 2016 Executive Short Term Incentive Plan and Fiscal 2016 Executive Long Term Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 8, 2015.

10.37@	Severance Agreement, dated December 18, 2008, between the Company and Mark S. Hoefing is incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on December 24, 2008.

10.38	Offer Letter dated October 24, 2013 between Jeffrey M. Armstrong and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 31, 2013.

10.39@

Severance Agreement dated October 24, 2013 between Jeffrey M. Armstrong and the Company is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 31, 2013.

10.40@

Severance Agreement dated February 11, 2014 between Keith R. Marchiando and the Company is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 8, 2015.

10.41@	Offer letter dated August 24, 2015 between David Watza and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 8, 2015.

10.42@

License Agreement (from Inspectron to Perceptron), dated August 30, 2012, between Inspectron Inc. and Perceptron, Inc., is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on September 6, 2012.

21.*	A list of subsidiaries of the Company.

23.*	Consent of Experts and Counsel.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

31.1*	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.	Section 1350 Certifications.

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

_____________________

*Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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