Form 10-Q
period 2015-09-30
PERCEPTRON INC/MI
filed 2015-11-09
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September  30, 2015.

Commission file number:  0-20206

PERCEPTRON, INC.

(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2381442 (I.R.S. Employer Identification No.)
47827 Halyard Drive, Plymouth, Michigan (Address of Principal Executive Offices)	48170-2461 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

The number of shares outstanding of each of the issuer’s classes of common stock as of November 4, 2015, was:

Common Stock, $0.01 par value	9,371,599
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2015

+

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
(In Thousands, Except Per Share Amount)	2015	2015
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$9,742	$11,502
Short-term investments	4,137	4,134
Receivables:
Billed receivables, net of allowance for doubtful accounts	21,832	29,182
of $152 and $214, respectively
Other receivables	1,148	904
Inventories, net of reserves of $1,303 and $1,436, respectively	13,276	11,898
Deferred income taxes	2,067	2,067
Other current assets	1,536	1,732
Total current assets	53,738	61,419

Property and Equipment
Building and land	6,539	6,529
Machinery and equipment	15,687	15,078
Furniture and fixtures	1,125	1,123
	23,351	22,730
Less - Accumulated depreciation and amortization	(16,082)	(15,890)
Net property and equipment	7,269	6,840

Goodwill	7,602	7,499
Intangible Assets, Net	6,594	6,685
Long-Term Investments	815	827
Deferred Tax Asset	12,308	11,668

Total Assets	$88,326	$94,938

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$8,518	$7,723
Accrued liabilities and expenses	4,114	5,761
Accrued compensation	2,901	3,001
Current portion of taxes payable	1,108	1,450
Deferred income taxes	293	289
Income taxes payable	530	1,251
Deferred revenue	7,425	8,966
Total current liabilities	24,889	28,441

Long-Term Taxes Payable	2,568	3,056
Deferred Income Taxes	1,455	1,509
Other Long-Term Liabilities	819	1,140

Total Liabilities	$29,731	$34,146

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,353 and 9,348, respectively	94	93
Accumulated other comprehensive loss	(2,651)	(2,371)
Additional paid-in capital	45,205	45,015
Retained earnings	15,947	18,055
Total shareholders' equity	58,595	60,792

Total Liabilities and Shareholders' Equity	$88,326	$94,938

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands, Except Per Share Amounts)	2015	2014

Net Sales	$15,068	$11,217
Cost of Sales	10,642	8,110
Gross Profit	4,426	3,107

Operating Expenses
Selling, general and administrative	5,270	4,114
Engineering, research and development	2,228	1,701
Total operating expenses	7,498	5,815

Operating Loss	(3,072)	(2,708)

Other Income and (Expenses)
Interest income (expense), net	(21)	78
Foreign currency gain (loss)	1	(554)
Other income	59	65
Total other income (expense)	39	(411)

Loss Before Income Taxes	(3,033)	(3,119)

Income Tax Benefit	925	1,079

Net Loss	$(2,108)	$(2,040)

Loss Per Common Share
Basic	$(0.23)	$(0.22)
Diluted	(0.23)	(0.22)

Weighted Average Common Shares Outstanding
Basic	9,350	9,152
Dilutive effect of stock options	-	-
Diluted	9,350	9,152

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands)	2015	2014

Net Loss	$(2,108)	$(2,040)
Other Comprehensive Loss:
Foreign currency translation adjustments	(280)	(891)

Comprehensive Loss	$(2,388)	$(2,931)

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Three Months Ended
	September 30,
(In Thousands)	2015	2014

Cash Flows from Operating Activities
Net loss	$(2,108)	$(2,040)
Adjustments to reconcile net loss to net cash provided from
(used for) operating activities:
Depreciation and amortization	464	193
Stock compensation expense	147	150
Deferred income taxes	(790)	(840)
Gain (loss) disposal of assets and other	(347)	487
Allowance for doubtful accounts	(55)	(8)
Changes in assets and liabilities
Receivables, net	7,134	6,081
Inventories	(1,389)	(1,429)
Accounts payable	929	2,212
Other current assets and liabilities	(4,914)	(2,076)
Net cash provided from (used for) operating activities	(929)	2,730

Cash Flows from Financing Activities
Proceeds from stock plans	43	32
Net cash provided from financing activities	43	32

Cash Flows from Investing Activities
Purchases of short-term investments	(1,190)	(2,614)
Sales of short-term investments	1,022	3,520
Capital expenditures	(654)	(255)
Other long-term assets	(95)	(510)
Net cash provided from (used for) investing activities	(917)	141

Effect of Exchange Rate Changes on Cash and Cash Equivalents	43	(1,089)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,760)	1,814
Cash and Cash Equivalents, July 1	11,502	23,070
Cash and Cash Equivalents, September 30	$9,742	$24,884

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.Basis of Presentation

The accompanying Consolidated Financial Statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K.  The Consolidated Financial Statements include the operating results of the Company’s acquisitions of Next Metrology Software s.r.o., (“NMS”), which was consummated on January 29, 2015, and Coord3 S.r.l., (“Coord3”), which was consummated on February 27, 2015, from their acquisition dates.  See Note 3, “Acquisitions”, below.  In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented.  The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2.New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard will be effective for annual periods beginning after December 15, 2017 (as amended in August, 2015, by ASU 2015-14,  Deferral of the Effective Date), and interim periods therein, using either of the following transition methods:  (i) a full retrospective approach reflecting the applications of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in fiscal year 2019 (effective dates amended by ASU 2015-14).

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory, (ASU 2015-11), which changes the measurement of inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  There were also amendments to the guidance to more clearly articulate the requirements for the measurement and disclosure of inventory.  ASU 2015-11 is effective for the Company beginning July 1, 2017 and is not expected to have a significant impact on the Company’s consolidated financial statements or disclosures.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments, (ASU 2015-16), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  ASU 2015-16 is effective for the Company beginning July 1, 2016 and is not expected to have a significant impact on the Company’s consolidated financial statements or disclosures.

3.Acquisitions

The Consolidated Financial Statements include the operating results of the Company’s acquisitions of NMS, which was consummated on January 29, 2015, and Coord3, which was consummated on February 27, 2015, from their acquisition dates.  The following proforma information for the quarter ended September 30, 2014 is based on the assumption that the acquisitions of NMS and Coord3 occurred on July 1, 2014 (in thousands, except per share amounts):

Three Months Ended
September 30,
2014
Revenue	$15,449
Net Loss	$(1,886)

Loss Per Common Share
Basic	$(0.22)
Diluted	(0.22)

4.Goodwill

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

The qualitative events or circumstances that could affect the fair value of a reporting unit could include economic conditions; industry and market considerations, including competition; increases in raw materials, labor, or other costs; overall financial performance such as negative or declining cash flows; relevant entity-specific events such as changes in management, key personnel, strategy, or customers; sale or disposition of a significant portion of a reporting unit; and regulatory or political developments.  If based upon these qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment tests described below are not necessary.

If the qualitative review indicates it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a two-step quantitative impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any.  Step 1 is to identify potential impairment by comparing fair value of a reporting unit with its carrying value, including goodwill.  If the fair value is lower than the carrying value, this is an indication of goodwill impairment and Step 2 must be performed.  Under Step 2, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the business, estimation of the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital.  The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, foreign currency fluctuations and other factors.  Changes in these estimates and assumptions could materially affect the determination of fair value and could result in goodwill impairment for a reporting unit, negatively impacting the Company’s results of operations for the period and financial position.

The valuation of assets and assumed liabilities, including goodwill, resulting from the acquisition of Coord3 and NMS is reflective of the reporting unit values based on the long-term financial forecast for the business.  It is possible that the Company may not realize its forecasts.  Given the value assigned to goodwill during the purchase price allocation, the Company will closely monitor the performance of the business versus the long-term forecast to determine if any impairments arise.  Goodwill is recorded in the local currency of the acquired entities and foreign currency effects will continue to impact the balance of goodwill in future periods.  Goodwill related to the acquisition of Coord3 and NMS as of June 30, 2015 was $7,499,000 and as of September 30, 2015 was $7,602,000.  The change of $103,000 was due to the change in foreign currency rates from June 30, 2015 to September 30, 2015.

5.Intangibles

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

If an event or circumstance indicates that the carrying value of an intangible asset may not be recoverable, the Company assesses the recoverability of the asset by comparing the carrying value of the asset to the sum of the undiscounted future cash flows that the asset is expected to generate over its remaining economic life. If the carrying value exceeds the sum of the undiscounted future cash flows, the Company compares the fair value of the intangible asset to the carrying value and records an impairment loss for the difference.  The Company generally estimates the fair value of its intangible assets using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows, and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental. Actual future operating results and the remaining economic lives of our other intangible assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of other intangible assets in future periods.    The change in intangible assets is shown below (in thousands):

	September 30,		September 30,	June 30,		June 30,
	2015		2015	2015		2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/Distributor Relationships	$3,214	(375)	$2,839	$3,172	(211)	$2,961
Trade Name	2,496	(146)	2,350	2,463	(82)	2,381
Software	1,345	(37)	1,308	1,249	(12)	1,237
Other	122	(25)	97	120	(14)	106
Total	$7,177	(583)	$6,594	$7,004	(319)	$6,685

Amortization expense for the three month period ended September 30, 2015 and 2014 was $264,000 and $0, respectively.

The estimated amortization by year is as follows (in thousands):

Years Ending June 30,	Amount
2016 (excluding the three months ended September 30, 2015)	920
2017	1,242
2018	1,183
2019	1,202
2020	878
after 2020	1,169
$6,594

6.Revenue Recognition

The Company recognizes revenue related to products and services upon shipment when title and risk of loss has passed to the customer or upon completion of the service, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated.

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

7.Financial Instruments

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

The following table presents the Company’s investments at September 30, 2015 and June 30, 2015 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).  The fair value of the Company’s investments approximates their cost basis.

Description	September 30, 2015	Level 1	Level 2	Level 3
Mutual funds	$94	$94	$-	$-
Fixed deposits and certificates of deposit	4,043	-	4,043	-
Total	$4,137	$94	$4,043	$-

Description	June 30, 2015	Level 1	Level 2	Level 3
Mutual funds	$34	$34	$-	$-
Fixed deposits and certificates of deposit	4,100	-	4,100	-
Total	$4,134	$34	$4,100	$-

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

8.Inventory

Inventory is stated at the lower of cost or market.  The cost of inventory is determined by the first-in, first-out (“FIFO”) method.  The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,303,000 and $1,436,000 at September 30, 2015 and June 30, 2015, respectively, is comprised of the following (in thousands):

	September 30,	June 30,
Inventory	2015	2015
Component parts	$6,559	$4,694
Work in process	1,669	1,989
Finished goods	5,048	5,215
Total	$13,276	$11,898

9.Short-Term and Long-Term Investments

The Company accounts for its investments in accordance with ASC 320, “Investments – Debt and Equity Securities.”   Investments with a maturity of greater than three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at fair market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. At each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment which involves significant judgment. In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the income statement. If market, industry, and/or investee conditions deteriorate, future impairments may be incurred.

At September 30, 2015, the Company had $4.1 million of short-term investments that primarily represented investments in time deposits.  Included in short-term investments is restricted cash that serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantees are outstanding.  Interest is earned on the restricted cash and recorded as interest income. At September 30, 2015 and June 30, 2015, restricted cash in short-term investments was $206,000 and $238,000, respectively.

At September 30, 2015, the Company held a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  The Company estimated that the fair market value of this investment at September 30, 2015 exceeded $725,000 based on observable market activity and an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs, (i) the underlying structure of the security; (ii) the present value of the future principal, discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of the security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.  The Company also held a long-term time deposit for $90,000.  This time deposit serves as collateral for a bank guarantee that provides financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

10.Credit Facilities

The Company had no bank debt outstanding at September 30, 2015 and June 30, 2014.

At September 30, 2015, the Company had a $6.0 million secured credit agreement with Comerica Bank (“Credit Agreement”) which was set to expire on November 2, 2015.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Through October 30, 2015, quarterly, the Company paid a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  Through October 30, 2015, the Company was required to maintain a minimum Tangible Net Worth of $31.0 million.  The Company was in compliance with the Tangible Net Worth financial covenant at September 30, 2015.  At September 30, 2015, the Credit Agreement limited borrowings to the lesser of $6.0 million or 80% of eligible accounts receivable, which was $2.3 million at September 30, 2015.  The Company is permitted to declare dividends of up to $2.5 million in any fiscal year provided the Company maintains the required minimum Tangible Net Worth.  The Company is also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year. On October 30, 2015, the Company entered into an Eighth Amendment to the Credit Agreement, see Note 16 of the Notes to the Consolidated Financial Statements, “Subsequent Events” for a description of the Eighth Amendment.

At September 30, 2015, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $390,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to 250,000 Euros to be used for providing bank guarantees.  Any borrowings for working capital needs will bear interest at 4.25%.  Any outstanding bank guarantees will bear interest at 2.0%.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At September 30, 2015 and June 30, 2014, GmbH had no borrowings or bank guarantees outstanding.

11.Current and Long-Term Taxes Payable

The Company acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January, 2021.

12.Other Long-Term Liabilities

Other long-term liabilities at September 30, 2015 and June 30, 2015 include long-term contractual and statutory severance liabilities for the Company’s employees located in Italy that represent amounts that will be payable to employees upon termination of employment. At June 30, 2015, the Company also had a long-term liability of 300,000 Euros representing a deferred purchase price payable 18 months following the closing of the Coord3 acquisition to the extent not used to cover indemnification obligations.  At September 30, 2015, this liability is recorded in current accrued liabilities.

13.Stock-Based Compensation

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

Stock Options

Options outstanding under the 2004 Plan generally become exercisable at 25% or 33.3% per year beginning one year after the date of grant and expire ten years after the date of grant.  All options outstanding under the 1998 Plan are vested and expire ten years from the date of grant.  Option prices from options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.  The Company uses the Black-Scholes model for determining stock option valuations.  The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values.  The expected term of option exercises is derived from historical data regarding employee exercises and post-vesting employment termination behavior.  The risk-free rate of return is based on published U.S. Treasury rates in effect for the corresponding expected term.  The expected volatility is based on historical volatility of the Company’s stock price.  These factors could change in the future, which would affect the stock-based compensation expense in future periods.

The Company recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $95,000 and $85,000 in the three months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1,076,665.  The Company expects to recognize this cost over a weighted average vesting period of 2.75 years.

During the three months ended September 30, 2015 and 2014, the Company granted 211,777 and 6,000 stock options, respectively.  The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

	Three Months Ended	Three Months Ended
	9/30/2015	9/30/2014
Weighted average estimated fair value per
share of options granted during the period	$3.03	$4.52
Assumptions:
Dividend yield	-	1.20%
Common stock price volatility	45.43%	46.85%
Risk free rate of return	1.51%	1.84%
Expected option term (in years)	6	6

The Company received approximately $23,000 and  $2,000 in cash from option exercises under all share-based payment arrangements for the three months ended September 30, 2015 and 2014, respectively.

Restricted Stock and Restricted Stock Units

The Company’s restricted stock and restricted stock units under the 2004 Plan have been awarded by three methods as follows:  One, awards that are earned based on an individual’s achievement of performance goals during the initial fiscal year with either a subsequent one year service vesting period or with a one-third vesting requirement on the first,  second and third anniversary of the issuance, provided the individual’s employment has not terminated prior to the vesting date and are freely transferable after vesting; two, awards that are earned based on the Company achieving certain revenue and operating income results with a subsequent one-third vesting requirement on the first,  second and third anniversary of the issuance provided the individual’s employment has not terminated prior to the vesting date and are freely transferable after vesting; and three, awards to non-management members of the Board of Directors with a subsequent one-third vesting requirement on the first,  second and third anniversary of the issuance provided the service of the non-management member of the Board of Directors has not terminated prior to the vesting date and are freely transferable after vesting.  The grant date fair value associated with the restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock and restricted stock unit awards is based on the closing price of the Company’s Common Stock on the grant date authorized by the Company’s Board of Directors, multiplied by the number of restricted stock and restricted stock unit awards expected to be issued and vested and is amortized over the combined performance and service periods.  The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three months ended September 30, 2015 and 2014 was $52,000 and $65,000, respectively.  As of September 30, 2015, the total remaining unrecognized compensation cost related to restricted stock and restricted stock unit awards amounted to $296,588.

A summary of the status of restricted stock and restricted stock unit awards issued at September 30, 2015 is presented in the table below.

	Non-vested	Weighted Average
	Restricted	Grant Date
	Shares/Units	Fair Value
Non-vested at June 30, 2015	61,014	$10.76
Granted	-	-
Vested	-	-
Forfeited or expired	-	-
Non-vested at September 30, 2015	61,014	$10.76

14.Earnings Per Share

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

The Company excludes all options to purchase common stock from the computation of diluted EPS in periods of net losses because the effect is anti-dilutive.  Options to purchase 323,368 and 269,783 shares of common stock outstanding in the three months ended September 30, 2015 and 2014, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

15.Commitments and Contingencies

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

As part of routine evaluation procedures, the Company identified a potential concern regarding the employment status and withholding for several individuals in one of the Company’s foreign jurisdictions.  During the third quarter of fiscal 2015, the Company estimated a range of the potential financial liability related to this matter of 486,000 Euros  to 1 million Euros.  The Company is not able to reasonably estimate the amount within this range that it will be required to pay for this matter.  As a result, the Company recorded a reserve of 486,000 Euros (equivalent to approximately $547,000) representing the minimum amount the Company estimates will be paid.  During the first quarter of fiscal 2016, the Company paid approximately 441,000 Euros leaving a balance in the reserve of 45,000 Euros.  The Company expects final resolution of this matter in the next few months. The Company does not expect that the resolution of this matter will have a detrimental effect on the conduct of the Company’s business in this foreign jurisdiction.

16.Subsequent Events

On October 30, 2015, the Company entered into an Eighth Amendment to the Company’s Amended and Restated Credit Agreement with Comerica Bank (“Credit Agreement”).  The Eighth Amendment changes the Credit Agreement to an on demand line of credit from a committed line of credit that previously required the Company to pay a commitment fee of .15% per annum.  The maximum permitted borrowings increased from $6 million to $10 million and the borrowing base was amended to add an amount equal to the lesser of 50% of eligible inventory or $4 million.  The Company is required to maintain a Tangible Net Worth of at least $29 million, down from the $31 million requirement at September 30, 2015.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

SAFE HARBOR STATEMENT

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2016, and future results, operating data, new order bookings, revenue, expenses, income and backlog levels, the timing of revenue and income from new products which we have recently released or have not yet released, the timing of the introduction of new products, our ability to fund our fiscal year 2016 and future cash flow requirements.  Whenever possible, we have identified these forward-looking statements by words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “prospects,” “outlook” or similar expressions.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our periodic reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for fiscal 2015.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

OVERVIEW

Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells a comprehensive range of industrial metrology products and solutions to manufacturing organizations for dimensional gauging, dimensional inspection and 3D scanning.  The Company’s primary operations are in North America, Europe and Asia.  While the Company has one operating segment, its products are divided into In-Line and Near-Line Measurement, Off Line Measurement and 3D Scanning Solutions Products.  In-Line and Near-Line Measurement Solutions consist of engineered metrology systems for industrial automated process control and assembly using fixed and robot mounted laser scanners.  Off-Line Measurement Solutions consist of tailored metrology products for industrial gauging and dimensional inspection using standalone robot mounted laser scanners and Coordinate Measuring Machines (“CMM”).  3D Scanning Solutions consist of laser scanner products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment markets.  The Company also provides a number of Value Added Services including service, support, training, calibration services, and spare parts.  The largest market served by the Company is the automotive industry.

New vehicle tooling programs represent the most important selling opportunity for the Company’s In-Line and Near-Line Measurement Solutions Products, which consist primarily of automotive-related sales.  The number and timing of new vehicle tooling programs varies in accordance with individual automotive manufacturers’ plans.  The existing installed base of In-Line and Near-Line Measurement Solutions Products also provides a continuous revenue stream in the form of system additions, upgrades, modifications, and Value Added Services such as customer training and support.  The Company’s Off-Line and 3D Scanning products, including newly acquired CMM products, are used by and targeted to a wide variety of industrial customers, with the automotive industry representing the largest market for industrial metrology products.  The Company has developed a number of new products in the past year for the 3D Scanning and CMM markets.  The marketing and sales of these new products is in the early stages and the acceptance and adoption rate in the market will be better understood over the next several quarters.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Overview – The Company reported a net loss of $2.1 million, or ($.23) per diluted share, for the first quarter of fiscal 2016 compared with a net loss of $2.0 million, or  ($.22) per diluted share, for the first quarter of fiscal 2015.  The Company’s quarterly results vary from quarter to quarter and are dependent upon delivery and installation schedules determined by our customers.  These schedules are subject to change by the customer and are not controlled by the Company.   Specific line item results are described below.

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

Bookings (by location)	First Quarter		First Quarter
(in millions)	2016		2015		Increase/(Decrease)
Americas	$4.8	36.4%	$9.9	45.6%	$(5.1)	(51.5)%
Europe	6.6	50.0%	7.0	32.3%	(0.4)	(5.7)%
Asia	1.8	13.6%	4.8	22.1%	(3.0)	(62.5)%
Totals	$13.2	100.0%	$21.7	100.0%	$(8.5)	(39.2)%

Bookings were $13.2 million in the first quarter of fiscal 2016, down $8.5 million from the record quarterly bookings level the Company achieved in the first quarter of fiscal 2015.  The decrease primarily represented lower bookings for In-Line and Near-Line Measurement Solutions products in all geographic regions that were partially offset by higher bookings for the new Off-Line CMM products of $3.5 million, $2.9 million of which was in Europe.   Also affecting the comparison was a decrease in bookings related to the stronger U.S. Dollar this quarter as compared to the currency exchange rates in effect a year ago, which had the effect of reducing bookings in foreign currencies by approximately $1.2 million.  The change in the Euro exchange rate represented approximately $1.0 million of this effect.

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

Backlog (by location)	First Quarter		First Quarter
(in millions)	2016		2015		Increase/(Decrease)
Americas	$9.9	26.7%	$14.8	29.7%	$(4.9)	(33.1)%
Europe	15.0	40.4%	21.2	42.6%	(6.2)	(29.2)%
Asia	12.2	32.9%	13.8	27.7%	(1.6)	(11.6)%
Totals	$37.1	100.0%	$49.8	100.0%	$(12.7)	(25.5)%

Backlog at September 30, 2015 was $37.1 million, a decrease of $12.7 million or 25.5% from the record level of backlog at September 30, 2014.  The backlog decreased primarily as a result of lower orders for In-Line and Near-Line Measurement Solutions products in all geographic regions that were partially offset by increased backlog related to the new Off-Line CMM products of $3.8 million, $3.2 million of which was in Europe.  Also affecting the comparison was a decrease related to the stronger U.S. Dollar this quarter as compared to the currency exchange rates in effect a year ago, which had the effect of reducing backlog in foreign currencies by approximately $3.4 million. The change in the Euro exchange rate represented approximately $2.8 million of this effect.

Sales – Sales of $15.1 million for the first quarter of fiscal 2016 increased $3.9 million, or 34.8%, when compared to the same period a year ago.  The following table sets forth comparison data for the Company’s net sales by geographic location.

Sales (by location)	First Quarter		First Quarter
(in millions)	2016		2015		Increase/(Decrease)
Americas	$5.3	35.1%	5.3	47.3%	$-	0.0%
Europe	7.0	46.4%	3.1	27.7%	3.9	125.8%
Asia	2.8	18.5%	2.8	25.0%	-	0.0%
Totals	$15.1	100.0%	$11.2	100.0%	$3.9	34.8%

The sales increase of $3.9 million primarily represented sales for the new Off-Line CMM products of $3.5 million related to the Company’s acquisition of Coord3 in the third quarter of fiscal 2015.  The increase in sales in Europe reflected $2.8 million for the new Off-Line CMM products and $1.1 million primarily for In-Line and Near-Line Measurement Solutions products.  Also affecting the comparison in Europe was a decrease in sales of approximately $800,000 related to the weaker Euro to U.S. Dollar exchange rate in the current quarter compared to a year ago. The Company’s sales levels fluctuate from quarter to quarter due to requested delivery and installation schedules from our customers.

Gross Margin – The Company’s gross margin percentage was 29.4% in the first quarter of fiscal 2016 compared to 27.7% in the same quarter a year ago.  The higher gross margin percentage in the fiscal 2016 quarter was primarily the result of lower material costs as a percent of sales in the quarter.  This was partially offset by higher year over year cost increases in labor and contractor costs. The effect of the weaker Euro to U.S. Dollar exchange rate in the current quarter compared to the fiscal 2015 quarter reduced gross margin by approximately $400,000.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $5.3 million in the first quarter of fiscal 2016, an increase of $1.2 million compared to the first quarter a year ago.  Approximately half of the increase was due to SG&A costs of the acquired businesses, which included $232,000 of amortization expense related to the acquired intangibles.  Also contributing to the increase in costs in the fiscal 2016 quarter compared to a year ago were higher legal costs of approximately $400,000 and higher sales and marketing expenses for advertising, sales promotions, contract services and recruiting of approximately $200,000.  The Company had approximately $160,000 of cost savings related to salaries and payroll taxes compared to last year.  The effect of the weaker Euro during the current quarter compared to the quarter a year ago reduced costs by approximately $160,000.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses of $2.2 million in the first quarter of fiscal 2016 increased $527,000 over the first quarter last year.  The increase in costs primarily related to higher engineering material expenses of $200,000 to support new product development in the current quarter when compared to the same quarter a year ago.  Higher salary and salary related costs of $110,000 and expenses related to the Company’s two new acquired companies of $125,000 also contributed to the increase in the current quarter.

Interest Income (Expense), net – Net interest expense was $21,000 in the first quarter of fiscal 2016 compared with net interest income of $78,000 in the first quarter of fiscal 2015.  This change was due to the decrease in interest income,  primarily as a result of lower invested cash balances in the 2016 quarter when compared to the fiscal year 2015 quarter, and interest expense on liabilities acquired in the Coord3 transaction.

Foreign Currency –  The first quarter of fiscal 2016 had a combined net foreign currency income of $1,000 compared to a combined loss of $554,000 in the first quarter of fiscal year 2015. The fiscal 2016 quarter represented a favorable change in the Euro that was offset by an unfavorable change in foreign currency of the Brazilian Real and to a lesser extent an unfavorable change in the Chinese Yuan.  The foreign currency loss in the first quarter of fiscal 2015 was primarily related to unfavorable changes in the Euro, Japanese Yen and to a lesser extent the Brazilian Real.

Other Income –  Other income primarily represents dividend income received on the Company’s long term investments.

Income Taxes – The effective tax rate for the first quarter of fiscal year 2016 was 30.5% compared to 34.6% in the first quarter of fiscal year 2015.  The effective tax rate in both fiscal quarters primarily reflects the effect of the mix of pre-tax income and loss across the Company’s various tax jurisdictions and their respective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents were $9.7 million at September 30, 2015, compared to $11.5 million at June 30, 2015.  The $1.8 million decrease in cash primarily related to $0.9 million of cash used for operations, net of non-cash items, approximately $0.7 million of cash used for capital expenditures and approximately $0.2 million related to net purchases of short-term investments.

Cash used from operations resulted from a net loss of $2.1 million, the add-back of non-cash items totaling $0.6 million and positive working capital changes of $1.8 million.  Cash generated from changes in working capital resulted from a decrease in receivables of $7.1 million and higher accounts payable of $0.9 million that were partially offset by $1.4 million related to inventory purchases and $4.9 million in changes in other current assets and liabilities. The $7.1 million decrease in receivables primarily represented cash collections as well as the lower level of sales in the first quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015.  Inventories increased primarily due to increases in raw material inventory to support new products nearing release.  The increase in accounts payable represents normal fluctuations in the timing of payments.  The change in other current assets and liabilities related primarily to a decrease in deferred revenue and accrued liabilities as a result of the normal timing of revenue recognition and payment of accrued expenses.

The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the three-month period ended September 30, 2015, the Company decreased its reserve for obsolescence by a net $133,000, which resulted from additional reserves for obsolescence of approximately $113,000 less disposals and the effect of changes in foreign currency of $246,000.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The Company decreased its allowance for doubtful accounts by a net $62,000 during the three-month period ended September 30, 2015 which resulted from additional reserves of $7,000 less write-offs and the effect of changes in foreign currency of $69,000.

At September 30, 2015, the Company had $13.9 million in cash, cash equivalents and short-term investments of which $10.6 million or 76% was held in foreign bank accounts.  Included in short-term investments at September 30, 2015 is $206,000 of restricted cash that serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantees are outstanding.  Interest is earned on the restricted cash and recorded as interest income. The Company does not repatriate its foreign earnings and based on its business plan, current cash, cash equivalents and short-term investments, the level of cash, cash equivalents and short-term investments in foreign bank accounts is not expected to have a material adverse impact on the Company’s liquidity.

At September 30, 2015, the Company had a long-term investment valued at $725,000.  See Note 9 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, contained in this Quarterly Report on Form 10-Q, for further information on the Company’s investments and their current valuation.  The market for the long-term investment is currently illiquid.  At September 30, 2015, the Company also held a long-term time deposit for $90,000.  This time deposit serves as collateral for a bank guarantee that provides financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

The Company had no bank debt outstanding at September 30, 2015 or June 30, 2015.

The Company has a secured credit agreement with Comerica Bank (“Credit Agreement”) which was set to expire on November 2, 2015.  At September 30, 2015, the maximum permitted borrowings were $6 million.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  Through October 30, 2015, quarterly, the Company paid a commitment fee of 0.15% per annum on the average daily unused portion of the revolving credit commitment.  Through October 30, 2015, the Company was required to maintain a minimum Tangible Net Worth of $31.0 million.  The Company was in compliance with the Tangible Net Worth financial covenant at September 30, 2015.  At September 30, 2015, the Credit Agreement limited borrowings to the lesser of $6.0 million or 80% of eligible accounts receivable, which was $2.3 million at September 30, 2015.  The Company is permitted to declare dividends of up to $2.5 million in any fiscal year provided the Company maintains the required minimum Tangible Net Worth.  The Company is also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.  On October 30, 2015, the Company entered into an Eighth Amendment to the Credit Agreement, see Note 16 of the Notes to the Consolidated Financial Statements, “Subsequent Events” for a description of the Eighth Amendment.

At September 30, 2015, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $390,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to 250,000 Euros to be used for providing bank guarantees.  Any borrowings for working capital needs will bear interest at 4.25%.  Any outstanding bank guarantees will bear interest at 2.0%.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At September 30, 2015 and June 30, 2014, GmbH had no borrowings or bank guarantees outstanding.

As part of routine evaluation procedures, the Company identified a potential concern regarding the employment status and withholding for several individuals in one of the Company’s foreign jurisdictions.  During the third quarter of fiscal 2015, the Company estimated a range of the potential financial liability related to this matter of 486,000 Euros to 1 million Euros.  The Company is not able to reasonably estimate the amount within this range that it will be required to pay for this matter.  As a result, the Company recorded a reserve of 486,000 Euros (equivalent to approximately $547,000) representing the minimum amount the Company estimates will be paid.  During the first quarter of fiscal 2016, the Company paid approximately 441,000 Euros leaving a balance in the reserve of 45,000 Euros.  The Company expects final resolution of this matter in the next few months. The Company does not expect that the resolution of this matter will have a detrimental effect on the conduct of the Company’s business in this foreign jurisdiction.    See Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q, and Item 3, “Legal Proceedings” and Note 6 to the Consolidated Financial Statements, “Contingencies”, of the Company’s Annual Report on Form 10-K for fiscal year 2015 for a discussion of certain other contingencies relating to the Company’s liquidity, financial position and results of operations.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies” of the Company’s Annual Report on Form 10-K for fiscal year 2015.

The Company spent $0.7 million on capital equipment in the first three months of fiscal year 2016 and expects to spend up to an aggregate of approximately $2.2 million for capital expenditures during fiscal year 2016, although there generally is no binding commitment to do so.  Based on the Company’s current business plan, the Company believes that available cash on hand, short-term investments and existing credit facilities will be sufficient to fund anticipated fiscal year 2016 cash flow requirements, except to the extent that the Company implements business development opportunities, which would be financed as discussed below.  The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

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

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the Company's Annual Report on Form 10-K for fiscal year 2015.

MARKET RISK INFORMATION

Perceptron’s primary market risk is related to foreign exchange rates.  The foreign exchange risk is derived from the operations of its international subsidiaries, which are primarily located in Germany, Italy, China and Japan and for which products are produced in the U.S or in Italy.  The Company may from time to time have interest rate risk in connection with the investment of its cash.

Foreign Currency Risk

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range.  At September 30, 2015, the Company’s percentage of sales commitments in non-United States currencies was approximately 73.3% or $27.2 million, compared to 69.7% or $34.7 million at September 30, 2014.   The Company is most vulnerable to changes in U.S. Dollar/Euro, U.S. Dollar/Chinese Yuan, U.S. Dollar/Brazilian Real and U.S. Dollar/Japanese Yen exchange rates.

The Company’s potential loss in net income that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. Dollars for the three months ended September 30, 2015 and 2014, would have been approximately $107,000 and $145,000, respectively.  This sensitivity analysis assumes there are no changes other than the exchange rates.  This analysis has inherent limitations, including that it disregards the possibility that (i) the exchange rates of multiple foreign currencies may not always move in the same direction or percentage amount relative to the value of the U.S. Dollar and (ii) changes in exchange rates may impact the volume of sales.

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

Uncertainties in Credit Markets

At September 30, 2015, the Company holds a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company’s long-term investment is subject to risk due to a decline in value of the investment.  The investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.

Based on the Company’s current business plan, cash and short-term investments of $13.9 million at September 30, 2015 and its existing unused credit facilities, the Company does not currently anticipate that the lack of liquidity in its long-term investment will affect the Company’s ability to operate or fund its currently anticipated fiscal 2016 cash flow requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2015 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2015.

ITEM 6.EXHIBITS

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

4.18

Eighth Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 5, 2015.

4.19

Revolving Credit Note, dated October 30, 2015, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 5, 2015.

4.20

Advance Formula Agreement, dated October 30, 2015, between the Company and Comerica Bank is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 5, 2015.

10.5

Form of Executive Agreement Not to Compete between the Company and certain officers of the Company is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed September 8, 2015.

10.36 10.41 10.43 31.1 31.2

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

Severance Agreement dated October 19, 2015 between David Watza and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 27, 2015.

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

Perceptron, Inc.
(Registrant)

Date: November 6, 2015	By:	/S/ Jeffrey M. Armstrong
Jeffrey M. Armstrong
President and Chief Executive Officer

Date: November 6, 2015	By:	/S/ David L. Watza
David L. Watza
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2015	By:	/S/ Sylvia M. Smith
Sylvia M. Smith
Vice President and Chief Accounting Officer
(Principal Accounting Officer)