Form 10-Q
period 2015-12-31
PERCEPTRON INC/MI
filed 2016-02-09
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December  31, 2015.

Commission file number:  0-20206

PERCEPTRON, INC.

(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2381442 (I.R.S. Employer Identification No.)
47827 Halyard Drive, Plymouth, Michigan (Address of Principal Executive Offices)	48170-2461 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

The number of shares outstanding of each of the issuer’s classes of common stock as of February 4, 2016, was:

Common Stock, $0.01 par value	9,348,846
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2015

+

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(In Thousands, Except Per Share Amount)	2015	2015
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$4,818	$11,502
Short-term investments	3,861	4,134
Receivables:
Billed receivables, net of allowance for doubtful accounts	25,307	29,182
of $170 and $214, respectively
Other receivables	1,381	904
Inventories, net of reserves of $1,153 and $1,436, respectively	13,248	11,898
Deferred income taxes	2,067	2,067
Other current assets	1,328	1,732
Total current assets	52,010	61,419

Property and Equipment
Building and land	6,537	6,529
Machinery and equipment	16,145	15,078
Furniture and fixtures	1,128	1,123
	23,810	22,730
Less - Accumulated depreciation	(16,276)	(15,890)
Net property and equipment	7,534	6,840

Goodwill	7,403	7,499
Intangible Assets, Net	6,162	6,685
Long-Term Investments	813	827
Deferred Income Tax Asset	12,823	11,668

Total Assets	$86,745	$94,938

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$8,809	$7,723
Accrued liabilities and expenses	4,147	5,761
Accrued compensation	1,880	3,001
Current portion of taxes payable	1,109	1,450
Deferred income taxes	284	289
Income taxes payable	308	1,251
Short-term notes payable	199	-
Deferred revenue	9,164	8,966
Total current liabilities	25,900	28,441

Long-Term Taxes Payable	2,177	3,056
Deferred Income Taxes	1,345	1,509
Other Long-Term Liabilities	794	1,140

Total Liabilities	$30,216	$34,146

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,350 and 9,348, respectively	94	93
Accumulated other comprehensive loss	(3,417)	(2,371)
Additional paid-in capital	45,451	45,015
Retained earnings	14,401	18,055
Total shareholders' equity	56,529	60,792

Total Liabilities and Shareholders' Equity	$86,745	$94,938

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands, Except Per Share Amounts)	2015	2014	2015	2014

Net Sales	$17,211	$23,566	$32,279	$34,783
Cost of Sales	12,116	12,253	22,758	20,363
Gross Profit	5,095	11,313	9,521	14,420

Operating Expenses
Selling, general and administrative	5,386	4,926	10,656	9,040
Engineering, research and development	1,970	1,999	4,198	3,700
Total operating expenses	7,356	6,925	14,854	12,740

Operating Income (Loss)	(2,261)	4,388	(5,333)	1,680

Other Income and (Expenses)
Interest income (expense), net	(25)	76	(46)	154
Foreign currency gain (loss)	58	(376)	59	(930)
Other income	86	58	145	123
Total other income (expense)	119	(242)	158	(653)

Income (Loss) Before Income Taxes	(2,142)	4,146	(5,175)	1,027

Income Tax Benefit (Expense)	596	(1,367)	1,521	(288)

Net Income (Loss)	$(1,546)	$2,779	$(3,654)	$739

Income (Loss) Per Common Share
Basic	$(0.17)	$0.30	$(0.39)	$0.08
Diluted	(0.17)	0.30	(0.39)	0.08

Weighted Average Common Shares Outstanding
Basic	9,351	9,218	9,351	9,185
Dilutive effect of stock options	-	145	-	160
Diluted	9,351	9,363	9,351	9,345

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands)	2015	2014	2015	2014

Net Income (Loss)	$(1,546)	$2,779	$(3,654)	$739
Other Comprehensive Loss:
Foreign currency translation adjustments	(766)	(621)	(1,046)	(1,512)

Comprehensive Income (Loss)	$(2,312)	$2,158	$(4,700)	$(773)

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Six Months Ended
	December 31,
(In Thousands)	2015	2014

Cash Flows from Operating Activities
Net income (loss)	$(3,654)	$739
Adjustments to reconcile net income (loss) to net cash provided from
(used for) operating activities:
Depreciation and amortization	1,043	370
Stock compensation expense	372	245
Deferred income taxes	(1,404)	(692)
(Gain) loss on disposal of assets and other	(829)	586
Allowance for doubtful accounts	(55)	18
Changes in assets and liabilities
Receivables, net	2,566	(3,427)
Inventories	(1,529)	(1,505)
Accounts payable	2,205	3,429
Other current assets and liabilities	(4,251)	1,498
Net cash provided from (used for) operating activities	(5,536)	1,261

Cash Flows from Financing Activities
Proceeds from short-term credit borrowings	201	-
Proceeds from stock plans	65	169
Net cash provided from financing activities	266	169

Cash Flows from Investing Activities
Purchases of short-term investments	(1,832)	(3,074)
Sales of short-term investments	1,861	8,575
Capital expenditures	(1,263)	(677)
Other long-term assets	(129)	(562)
Net cash provided from (used for) investing activities	(1,363)	4,262

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(51)	(1,754)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,684)	3,938
Cash and Cash Equivalents, July 1	11,502	23,070
Cash and Cash Equivalents, December 31	$4,818	$27,008

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, (ASU 2015-17), which requires all deferred tax assets and liabilities, included related valuation allowances, be classified as non-current on the Company’s consolidated balance sheets.  ASC 2015-17 is effective for the Company beginning July 1, 2017 and is not expected to have a significant impact on the Company’s consolidated financial statements or disclosures.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU2016-01), which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASC 2016-01 is effective for the Company beginning July 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements or disclosures.

3.Acquisitions

The Consolidated Financial Statements include the operating results of the Company’s acquisitions of NMS, which was consummated on January 29, 2015, and Coord3, which was consummated on February 27, 2015, from their acquisition dates.  The following proforma information for the three and six months ended December 31, 2014 is based on the assumption that the acquisitions of NMS and Coord3 occurred on July 1, 2014 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	12/31/14	12/31/14
Revenue	$26,910	$42,340
Net Income	$2,675	$782

Income Per Common Share
Basic	$0.29	$0.09
Diluted	0.29	0.08

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

The qualitative events or circumstances that could affect the fair value of a reporting unit could include economic conditions; industry and market considerations, including competition; increases in raw materials, labor, or other costs; overall financial performance such as negative or declining cash flows; relevant entity-specific events such as changes in management, key personnel, strategy, or customers; sale or disposition of a significant portion of a reporting unit; and regulatory or political developments.  If based upon these qualitative factors, it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, then the first and second steps of the goodwill impairment tests described below are not necessary.

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

The valuation of assets and assumed liabilities, including goodwill, resulting from the acquisition of Coord3 and NMS is reflective of the reporting unit values based on the long-term financial forecast for the business.  It is possible that the Company may not realize its forecasts.  Given the value assigned to goodwill during the purchase price allocation, the Company will closely monitor the performance of the business versus the long-term forecast to determine if any impairments arise.  Goodwill is recorded in the local currency of the acquired entities and foreign currency effects will continue to impact the balance of goodwill in future periods.  Goodwill related to the acquisition of Coord3 and NMS as of June 30, 2015 was $7,499,000 and as of December 31, 2015 was $7,403,000.  The change of $96,000 was due to the change in foreign currency rates from June 30, 2015 to December 31, 2015.

5.Intangibles

The Company has acquired intangible assets in addition to goodwill in connection with the acquisition of Coord3 and NMS.  These assets are susceptible to shortened estimated useful lives and changes in fair value due to changes in their use, market or economic changes, or other events or circumstances. The Company evaluates the potential impairment of these intangible assets whenever events or circumstances indicate their carrying value may not be recoverable.  Factors that could trigger an impairment review include historical or projected results that are less than the assumptions used in the original valuation of an intangible asset, a change in the Company’s business strategy or its use of an intangible asset, or negative economic or industry trends.

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

	December 31,		December 31,	June 30,		June 30,
	2015		2015	2015		2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/Distributor Relationships	$3,123	(520)	$2,603	$3,172	(211)	$2,961
Trade Name	2,426	(202)	2,224	2,463	(82)	2,381
Software	1,378	(127)	1,251	1,249	(12)	1,237
Other	118	(34)	84	120	(14)	106
Total	$7,045	(883)	$6,162	$7,004	(319)	$6,685

Amortization expense for the three month periods ended December 31, 2015 and 2014 was $321,000 and $0, respectively.  Amortization expense for the six month periods ended December 31, 2015 and 2014 was $585,000 and $0, respectively.

The estimated amortization by year is as follows (in thousands):

Years Ending June 30,	Amount
2016 (excluding the six months ended December 31, 2015)	535
2017	1,339
2018	1,183
2019	1,206
2020	994
after 2020	905
$6,162

6.Revenue Recognition

The Company recognizes revenue related to products and services upon shipment when title and risk of loss have passed to the customer or upon completion of the service, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated.

The Company also has multiple element arrangements in its Measurement Solutions product line that may include elements such as, equipment, installation, labor support and/or training.  Each element has value on a stand-alone basis and the delivered elements do not include general rights of return.  Accordingly, each element is considered a separate unit of accounting.  When available, the Company allocates arrangement consideration to each element in a multiple element arrangement based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence.  The Company’s products contain a significant level of proprietary technology, customization or differentiation such that comparable pricing of products with similar functionality cannot be obtained; in these cases, the Company uses its best estimate of selling price (“BESP”).  The Company determines the BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin.

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

The following table presents the Company’s investments at December 31, 2015 and June 30, 2015 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).  The fair value of the Company’s investments approximates their cost basis.

Description	December 31, 2015	Level 1	Level 2	Level 3
Mutual funds	$75	$75	$-	$-
Fixed deposits and certificates of deposit	3,786	-	3,786	-
Total	$3,861	$75	$3,786	$-

Description	June 30, 2015	Level 1	Level 2	Level 3
Mutual funds	$34	$34	$-	$-
Fixed deposits and certificates of deposit	4,100	-	4,100	-
Total	$4,134	$34	$4,100	$-

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

8.Inventory

Inventory is stated at the lower of cost or market.  The cost of inventory is determined by the first-in, first-out (“FIFO”) method.  The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.  When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,153,000 and $1,436,000 at December 31, 2015 and June 30, 2015, respectively, is comprised of the following (in thousands):

	December 31,	June 30,
Inventory	2015	2015
Component parts	$5,872	$4,694
Work in process	2,481	1,989
Finished goods	4,895	5,215
Total	$13,248	$11,898

9.Short-Term and Long-Term Investments

The Company accounts for its investments in accordance with ASC 320, “Investments – Debt and Equity Securities.”   Investments with a maturity greater than three months and up to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at fair market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. At each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment, which involves significant judgment. In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the income statement. If market, industry, and/or investee conditions deteriorate, future impairments may be incurred.

At December 31, 2015, the Company had $3.9 million of short-term investments that primarily represented investments in time deposits.  Included in short-term investments is restricted cash that serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantees are outstanding.  Interest is earned on the restricted cash and recorded as interest income. At December 31, 2015 and June 30, 2015, restricted cash in short-term investments was $102,000 and $238,000, respectively.

At December 31, 2015, the Company held a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended,  and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  The Company estimated that the fair market value of this investment at December 31, 2015 exceeded $725,000 based on observable market activity and an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs, (i) the underlying structure of the security; (ii) the present value of the future principal, discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of the security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.

The Company also held a long-term time deposit for $88,000.  This time deposit serves as collateral for a bank guarantee that provides financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

10.Credit Facilities

The Company had approximately $199,000 and no bank debt outstanding at December 31, 2015 and June 30, 2015, respectively.

On October 30, 2015, the Company entered into an Eighth Amendment to the Company’s Amended and Restated Credit Agreement with Comerica Bank (“Credit Agreement”).  The Eighth Amendment changed the Credit Agreement to an on-demand line of credit from a committed line of credit that previously required the Company to pay a commitment fee of .15% per annum.  The maximum permitted borrowings increased from $6.0 million to $10.0 million.  The borrowing base was amended to add an amount equal to the lesser of 50% of eligible inventory or $4.0 million to the existing formula of the lesser of 80% of eligible receivables. At December 31, 2015, the Company’s maximum borrowing under this facility was approximately $4.5 million.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  The Company is required to maintain a Tangible Net Worth of at least $29.0 million, down from the $31.0 million requirement in effect prior to October 30, 2015.  The Company was in compliance with the Tangible Net Worth financial covenant at December 31, 2015.  The Company is also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.  At December 31, 2015, the Company did not have any borrowings outstanding under the Credit Agreement.

At December 31, 2015, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $390,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to 250,000 Euros to be used for providing bank guarantees.  Any borrowings for working capital needs will bear interest at 3.99%.  Any outstanding bank guarantees will bear interest at 2.0%.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At December 31, 2015 and June 30, 2015, GmbH had no borrowings or bank guarantees outstanding.

During the second quarter of fiscal 2016, Coord3 entered into a secured credit facility totaling 200,000 Euros (equivalent to approximately $220,000).  This credit facility is collateralized by certain account receivable balances and has an annual effective interest rate of 1.91357%.  The Coord3 credit facility is cancelable at any time by either Coord3 or the bank and any amounts then outstanding would become immediately due and payable.  At December 31, 2015 there was an outstanding balance of 182,000 Euros (equivalent to approximately $199,000).

11.Current and Long-Term Taxes Payable

The Company acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

12.Other Long-Term Liabilities

Other long-term liabilities at December 31, 2015 and June 30, 2015 include long-term contractual and statutory severance liabilities for the Company’s employees located in Italy that represent amounts which will be payable to employees upon termination of employment. At June 30, 2015, the Company also had a long-term liability of 300,000 Euros representing a deferred purchase price payable 18 months following the closing of the Coord3 acquisition to the extent not used to cover indemnification obligations.  At December 31, 2015, this liability is recorded in current accrued liabilities.

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

The Company recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $168,000 and $263,000 in the three and six months ended December 31, 2015, respectively.  The Company recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $74,000 and $159,000 in the three and six months ended December 31, 2014, respectively. As of December 31, 2015, the total remaining unrecognized compensation cost related to non-vested stock options amounted to approximately $1,383,000.  The Company expects to recognize this cost over a weighted average vesting period of 2.65 years.

During the three months ended December 31, 2015 and 2014, the Company granted 187,420 and 100,000 stock options, respectively.  The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	12/31/2015	12/31/2014	12/31/2015	12/31/2014
Weighted average estimated fair value per
share of options granted during the period	$3.13	$4.09	$3.08	$4.11
Assumptions:
Dividend yield	-	1.20%	-	1.20%
Common stock price volatility	45.43%	46.85%	45.43%	46.85%
Risk free rate of return	1.70%	1.66%	1.60%	1.67%
Expected option term (in years)	6	6	6	6

The Company received approximately $23,000 and $46,000 in cash from option exercises under all share-based payment arrangements for the three and six months ended December 31, 2015, respectively.  The Company received approximately $151,000 and $153,000 in cash from option exercises under all share-based payment arrangements for the three and six months ended December 31, 2014, respectively.

Restricted Stock and Restricted Stock Units

The Company’s restricted stock and restricted stock units under the 2004 Plan have been awarded by three methods as follows:  One, awards that are earned based on an individual’s achievement of performance goals during the initial fiscal year with either a subsequent one year service vesting period or with a one-third vesting requirement on the first,  second and third anniversary of the issuance, provided the individual’s employment has not terminated prior to the vesting date and are freely transferable after vesting; two, awards that are earned based on the Company achieving certain revenue and operating income results with a subsequent one-third vesting requirement on the first,  second and third anniversary of the issuance provided the individual’s employment has not terminated prior to the vesting date and are freely transferable after vesting; and three, awards to non-management members of the Board of Directors with a subsequent one-third vesting requirement on the first,  second and third anniversary of the issuance provided the service of the non-management member of the Board of Directors has not terminated prior to the vesting date and are freely transferable after vesting.  The grant date fair value associated with the restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock and restricted stock unit awards is based on the closing price of the Company’s Common Stock on the grant date authorized by the Company’s Board of Directors, multiplied by the number of restricted stock and restricted stock unit awards expected to be issued and vested and is amortized over the combined performance and service periods.  The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three months and six months ended December 31, 2015 was $57,000 and $109,000, respectively.    The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three months and six months ended December 31, 2014 was $21,000 and $86,000, respectively. As of December 31, 2015, the total remaining unrecognized compensation cost related to restricted stock and restricted stock unit awards amounted to $223,230.

A summary of the status of restricted stock and restricted stock unit awards issued at December 31, 2015 is presented in the table below.

	Non-vested	Weighted Average
	Restricted	Grant Date
	Shares/Units	Fair Value
Non-vested at June 30, 2015	61,014	$10.76
Granted	-	-
Vested	(33,007)	11.69
Forfeited or expired	-	-
Non-vested at December 31, 2015	28,007	$9.66

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

The Company excludes all options to purchase common stock from the computation of diluted EPS in periods of net losses because the effect is anti-dilutive.  Options to purchase 709,634 and 313,250 shares of common stock outstanding in the three months ended December 31, 2015 and 2014, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Options to purchase 449,464 and 286,516 shares of common stock outstanding in the six months ended December 31, 2015 and 2014, respectively, were not included in the computation of diluted EPS, because the effect would have been anti-dilutive.

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

Management is currently unaware of any significant pending litigation affecting the Company other than the matters set forth below.

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

As part of routine evaluation procedures, the Company identified a potential concern regarding the employment status and withholding for several individuals in one of the Company’s foreign jurisdictions.  During the third quarter of fiscal 2015, the Company estimated a range of the potential financial liability related to this matter of 486,000 Euros to 1 million Euros.  The Company is not able to reasonably estimate the amount within this range that it will be required to pay for this matter.  As a result, the Company recorded a reserve of 486,000 Euros (equivalent to approximately $547,000) representing the minimum amount the Company estimates will be paid.  During the first half of fiscal 2016, the Company paid approximately 449,000 Euros leaving a balance in the reserve of approximately 37,000 Euros.  The Company expects final resolution of this matter in the next few months. The Company does not expect that the resolution of this matter will have a detrimental effect on the conduct of the Company’s business in this foreign jurisdiction.

16.Subsequent Events

On January 26, 2016, the Company entered into a Release Agreement with its former Chief Executive Officer (“CEO”) in connection with resignation of his employment with the Company as well as membership on the Company’s Board of Directors.  The Company agreed to (i) the continuation of payment of his annual base salary of $367,500 for the 12 months following this termination, (ii) payment of a prorated portion of any bonus he would have earned for fiscal 2016, (iii) reimbursement of premiums associated with COBRA benefits related to dental and vision for the 12 months following this termination, (iv) continuation of premiums related to the current executive life insurance policy and supplemental executive disability policy for the severance period, and (v) continuation of payment of his car benefit allowance of $850 per calendar month for the severance period.  In addition, if the Company incurs a change in control within six months after the termination, he shall receive additional severance payments/benefits.  The former CEO agreed to release, waive and discharge the Company from all claims, rights and liabilities.

As a result of this resignation, the Company appointed the current Chairman of the Board of Directors as interim President and CEO.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

SAFE HARBOR STATEMENT

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2016, and future results, operating data, new order bookings, revenue, expenses, income and backlog levels, the timing of revenue and income from new products which we have recently released or have not yet released, the timing of the introduction of new products and expansion into new industry sectors, our ability to fund our fiscal year 2016 and future cash flow requirements.  Whenever possible, we have identified these forward-looking statements by words such as “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “prospects,” “outlook” or similar expressions.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our periodic reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for fiscal 2015.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

OVERVIEW

Perceptron, Inc. (“Perceptron” or the “Company”) develops, produces and sells a comprehensive range of automated industrial metrology products and solutions to manufacturing organizations for dimensional gauging, dimensional inspection and 3D scanning.  The Company’s primary operations are in North America, Europe and Asia.  The Company has one operating segment, because all of our products rely on our core laser technology.  However, products are divided into three lines:

•

In-Line and Near-Line Measurement Solutions consist of engineered metrology systems for industrial automated process control and assembly using fixed and robot mounted laser scanners. The Company also provides Value Added Services including training, field service, calibration, launch support services, consulting services, maintenance agreements and repairs, related to In-Line and Near-Line Measurement Solutions.

•

Off-Line Measurement Solutions consist of tailored metrology products for industrial gauging and dimensional inspection using standalone robot mounted laser scanners and Coordinate Measuring Machines (“CMM”), which may include training, calibration, maintenance agreements and repairs.

•	3D Scanning Products consist of laser scanner products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment markets.

The largest end-use market we served is the automotive industry.

New automotive vehicle tooling programs represent the most important selling opportunity for the Company’s In-Line and Near-Line Measurement Solutions products.  The number and timing of new vehicle tooling programs varies based on the plan of the individual automotive manufacturers.  The existing installed base of In-Line and Near-Line Measurement Solutions products also provides a continuous revenue stream in the form of system additions, upgrades and modifications as well as Value Added Services such as customer training and support.

The Company’s Off-Line and 3D Scanning products, including our newly acquired CMM products, are used by and targeted to a wide variety of industrial customers, with the automotive industry representing the largest market for industrial metrology products.  The Company acquired Coord3 and NextMetrology in the third quarter of fiscal 2015.  We have developed a number of new products in the past year for the 3D Scanning and CMM markets.  Our marketing and sales efforts remain in the early stages and the acceptance and adoption rate in the market will be better understood over the next several quarters.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Overview – The Company reported a net loss of $1.5 million, or ($0.17) per diluted share, for the second quarter of fiscal 2016 compared with a net income of $2.8 million, or $0.30 per diluted share, for the second quarter of fiscal 2015.

Our quarterly results vary from quarter to quarter and are dependent upon delivery and installation schedules determined by our customers.  These schedules are subject to change by the customer and are not controlled by the Company.

Bookings – Bookings represent new orders received from our customers.  We expect the level of new orders to fluctuate from quarter to quarter and do not believe new order bookings during any particular period are indicative of the future operating performance of the Company.

Bookings by geographic location were:

Bookings (by location)	Second Quarter		Second Quarter
(in millions)	2016		2015		Increase/(Decrease)
Americas	$7.4	35.9%	$4.3	33.9%	$3.1	72.1%
Europe	8.8	42.7%	3.7	29.1%	5.1	137.8%
Asia	4.4	21.4%	4.7	37.0%	(0.3)	(6.4)%
Totals	$20.6	100.0%	$12.7	100.0%	$7.9	62.2%

Bookings were $20.6 million in the second quarter of fiscal 2016, an increase of $7.9 million or 62.2% from bookings in the second quarter of fiscal 2015.  The increase was primarily related to the third quarter of fiscal year 2015 acquisition of Coord3, which resulted in new CMM bookings in every region, primarily in Europe and the Americas.  The Europe region bookings increased $3.4 million due to CMM bookings, as well as increased orders for In-Line and Near-Line Measurement Solutions, partially offset by an unfavorable foreign currency impact of approximately $0.9 million, due to the weakening of the Euro.  The Americas region bookings were higher, primarily due to increased orders for In-Line and Near-Line Measurement Solutions and $1.1 million from CMM bookings, partially offset by lower 3D Scanning Products sales.  The decrease in Asia was primarily due to lower In-Line and Near-Line Measurement Solutions orders, which were deferred due to soft economic conditions, primarily in China, as well as an unfavorable foreign currency impact, primarily from the Chinese Yuan, partially offset by increased bookings of $0.3 million from CMM.

Backlog – Backlog represents orders or bookings received by the Company that have not yet been filled.  We believe that the level of backlog during any particular period is not necessarily indicative of the future operating performance of the Company.  Although most of the backlog is subject to cancellation by the customer, we expect to fill substantially all of the orders in the backlog during the following twelve months.

Backlog by geographic location was:

Backlog (by location)	Second Quarter		Second Quarter
(in millions)	2016		2015		Increase/(Decrease)
Americas	$13.0	32.2%	$10.8	27.7%	$2.2	20.4%
Europe	15.8	39.1%	14.2	36.4%	1.6	11.3%
Asia	11.6	28.7%	14.0	35.9%	(2.4)	(17.1)%
Totals	$40.4	100.0%	$39.0	100.0%	$1.4	3.6%

Backlog at December 31, 2015 was $40.4 million, an increase of $1.4 million or 3.6% compared to December 31, 2014.  The backlog increased primarily as a result of $4.8 million related to CMM orders, partially offset by declines for In-Line and Near-Line Measurement Solutions.

Sales – Sales of $17.2 million for the second quarter of fiscal 2016 decreased $6.4 million, or 27.1%, when compared to the same period a year ago.

Net sales by geographic location were:

Sales (by location)	Second Quarter		Second Quarter
(in millions)	2016		2015		Increase/(Decrease)
Americas	$4.3	25.0%	8.3	35.2%	$(4.0)	(48.2)%
Europe	8.0	46.5%	10.8	45.7%	(2.8)	(25.9)%
Asia	4.9	28.5%	4.5	19.1%	0.4	8.9%
Totals	$17.2	100.0%	$23.6	100.0%	$(6.4)	(27.1)%

The sales decrease of $6.4 million is primarily due to lower shipments and installations of In-Line and Near-Line Measurement Solutions in the Americas and Europe regions, as well as an unfavorable foreign currency impact of $0.7 million due to the impact of a stronger US dollar compared to the Euro and $0.2 million due to the strength of the US dollar against both the Chinese Yuan and the Japanese Yen.  These unfavorable impacts were partially offset by an increase in our new CMM products of $3.4 million in our Europe region, $0.4 million in the Americas region and $0.2 million in the Asia region.

Gross Profit –Gross profit percentage was 29.6% in the second quarter of fiscal 2016 compared to 48.0% in the same quarter a year ago.  The lower gross profit percentage in the fiscal 2016 quarter was primarily the result of the inclusion of the CMM product line at a lower gross profit percentage compared to our traditional products as well as unfavorable currency impact and lower absorption of fixed costs as a result of the lower sales level.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $5.4 million in the second quarter of fiscal 2016, an increase of $0.5 million compared to the second quarter a year ago.  The increase is primarily due to legal costs incurred as the plaintiff in defense of our proprietary information and a related dispute with a former contractor as well as inclusion of the CMM business partially offset by direct transaction costs incurred during the second quarter of fiscal 2015 related to the acquisitions that concluded in the third quarter of fiscal 2015.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses was approximately $2.0 million in both the second quarter of fiscal 2016 and 2015.

Interest Income (Expense), net – Net interest expense was $25,000 in the second quarter of fiscal 2016 compared with net interest income of $76,000 in the second quarter of fiscal 2015.  This change was due to the decrease in interest income, primarily as a result of lower invested cash balances in 2016 compared to 2015, as well as the addition of interest expense on liabilities acquired in the Coord3 acquisition.

Foreign Currency Gain (Loss) – Foreign Currency gain (loss) in the second quarter of fiscal 2016 was a net gain of $58,000 compared to a net loss of $376,000 in the second quarter of fiscal year 2015. The favorable change was primarily related to the volatility of the Brazilian Real, Euro, and to a lesser extent the Indian Rupee, in the second quarter of fiscal 2015.

Other Income – Other income primarily represents dividend income received on the Company’s long term investments.

Income Taxes – The effective tax rate for the second quarter of fiscal year 2016 was 27.8% compared to 33.0% in the second quarter of fiscal year 2015.  The effective tax rate in both fiscal quarters primarily reflects the effect of the mix of pre-tax income and loss across the Company’s various tax jurisdictions and their respective tax rates.

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

Overview – For the first half of fiscal 2016, the Company reported net loss of $3.7 million or ($0.39) per diluted share, compared to net income of $739,000 or $0.08 per diluted share, for the first half of fiscal 2015.

Bookings – Bookings represent new orders received from customers.  New order bookings for the six months ended December 31, 2015 were $33.8 million compared to $34.4 million for the same period one year ago.  We expect the level of new orders to fluctuate from period to period and do not believe new order bookings during any particular period are indicative of the future operating performance of the Company.

Bookings by geographic location were:

Bookings (by location)	Six Months		Six Months
(in millions)	Ended 12/31/15		Ended 12/31/14		Increase/(Decrease)
Americas	$12.1	35.8%	$14.2	41.3%	$(2.1)	(14.8)%
Europe	15.5	45.9%	10.7	31.1%	4.8	44.9%
Asia	6.2	18.3%	9.5	27.6%	(3.3)	(34.7)%
Totals	$33.8	100.0%	$34.4	100.0%	$(0.6)	(1.7)%

The overall slight decrease in bookings of $0.6 million for the six-month period of fiscal 2016 compared to the six-month period of fiscal 2015 was primarily due to our Asia and Americas regions, partially offset by increases in our Europe region.  The decrease in our Asia region is primarily due to orders being deferred due to the soft economic conditions, primarily in China, as well as an unfavorable foreign exchange impact primarily from the Chinese Yuan, partially offset by increased bookings from the new CMM product line of $0.3 million.  The decrease in our Americas region was due to lower bookings in our In-Line and Near-Line Measurement product lines as well as unfavorable foreign currency impact of $0.1 million related to a weaker Brazilian Real to US dollar exchange rate, partially offset by an increase of $1.7 million from our new CMM product.  The increase in our Europe region is primarily related to $6.3 million from our new CMM product line, partially offset by an unfavorable foreign currency impact of $1.5 million due to the weaker Euro to US dollar exchange rate.

Sales – Net sales in the first six months of fiscal 2016 were $32.3 million, compared to $34.8 million for the six months of fiscal 2015.  Net sales by geographic location were:

Sales (by location)	Six Months		Six Months
(in millions)	Ended 12/31/15		Ended 12/31/14		Increase/(Decrease)
Americas	$9.5	29.4%	$13.7	39.4%	$(4.2)	(30.7)%
Europe	15.1	46.8%	13.8	39.6%	1.3	9.4%
Asia	7.7	23.8%	7.3	21.0%	0.4	5.5%
Totals	$32.3	100.0%	$34.8	100.0%	$(2.5)	(7.2)%

The $2.5 million decrease in sales was primarily due to the Americas region due to lower shipment and installations of our In-Line Measurement product line, partially offset by an increase of $1.1 million from our new CMM product line.  This decrease in the Americas region is partially offset by increases in our Europe region, due to $6.1 million from our new CMM product line, partially offset by $1.3 million of unfavorable currency impact due to the US dollar strengthening against the Euro and declines in shipments and installations of our In-Line Measurement product line.  Our Asia region also had a slight increase in sales, primarily due to $0.4 million from our new CMM product line, partially offset by unfavorable currency impacts resulting from the strengthening of the US dollar against both of the Chinese Yuan and Japanese Yen.

Gross Profit – Gross profit was $9.5 million, or 29.5% of sales, in the first half of fiscal 2016, as compared to $14.4 million, or 41.5% of sales, in the first half of fiscal 2015.  This decrease was primarily due to the inclusion of the CMM product line, increased payroll-related and contractor costs and the impact of fixed overhead costs on the lower sales level.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were $10.7 million in the first half of fiscal 2016 compared to $9.0 million in the same period one year ago.    This increase of $1.7 million was primarily due to legal costs incurred as the plaintiff in defense of our proprietary information and a related dispute with a former contractor as well as inclusion of the CMM business, partially offset by direct acquisition costs incurred during the first half of fiscal 2015.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $4.2 million for the six months ended December 31, 2015 compared to $3.7 million for the six-month period a year ago.  The $0.5 million increase was primarily due to higher engineering materials to support new product development of approximately $0.3 million, increased payroll-related costs of approximately $0.1 million and R&D related expenses for our two newly acquired companies of $0.1 million.

Interest Income (Expense), net – Net interest expense was $46,000 in the first half of fiscal 2016 compared with net interest income of $154,000 in the first half of fiscal 2015. This change was due to the decrease in interest income, primarily as a result of lower invested cash balances in 2016 compared to 2015, as well as the addition of interest expense on liabilities acquired in the Coord3 acquisition.

Foreign Currency Gain (Loss) – Foreign Currency gain (loss) in the first half of fiscal 2016 was a net gain of $59,000 compared to a net loss of $930,000 in the first half of fiscal year 2015. The favorable change was primarily related to the volatility of the Euro, Japanese Yen and to a lesser extent the Brazilian Real, in the first half of fiscal 2015.

Other Income – Other income primarily represents dividend income received on the Company’s long term investments.

Income Taxes – The effective tax rate for the first six months of fiscal 2016 was 29.4% compared to 28.1% in the first half of fiscal 2015.  The effective tax rate in both fiscal periods primarily reflected the effect of the mix of pre-tax income and loss among the Company’s various operating entities and their countries’ respective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash on Hand.  The Company’s cash and cash equivalents were $4.8 million at December 31, 2015, compared to $11.5 million at June 30, 2015.  The $6.7 million decrease in cash primarily related to $5.5 million of cash used for operations, net of non-cash items and approximately $1.3 million of cash used for capital expenditures.

Cash Flow.  Cash used from operations resulted from a net loss of $3.7 million, non-cash items totaling ($0.8) million and the use of cash related to working capital changes of $1.0 million. Cash used from changes in working capital items resulted from inventory purchases of $1.5 million and changes in other current assets and liabilities of $4.3 million, partially offset by a decrease in receivables of $2.6 million and higher accounts payable of $2.2 million. Inventories increased primarily due to timing of shipments to our end customers.  The increase in accounts payable represents normal fluctuations in the timing of payments.  The decrease in accounts receivables relates to the timing of cash collections as well as lower sales levels for the first half of fiscal 2016 compared to the first half of fiscal 2015.  The change in other current assets and liabilities related primarily to the timing of accrued expense payments and payroll-related items, partially offset by an increase in deferred revenue as a result of the normal timing of revenue recognition.

The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the six-month period ended December 31, 2015, the Company decreased its reserve for obsolescence by a net $283,000, which primarily resulted from disposals of inventory previously reserved against.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The Company decreased its allowance for doubtful accounts by a net $44,000 during the six-month period ended December 31, 2015 which primarily resulted from a write-off of a balance related to one customer.

At December 31, 2015, the Company had $8.7 million in cash, cash equivalents and short-term investments of which $6.7 million or 77% was held in foreign bank accounts.  Included in short-term investments at December 31, 2015 is $0.1 million of restricted cash that serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantees are outstanding.  Interest is earned on the restricted cash and recorded as interest income. The Company does not repatriate its foreign earnings and based on its business plan, current cash, cash equivalents and short-term investments and existing credit facilities, the level of cash, cash equivalents and short-term investments in foreign bank accounts is not expected to have a material adverse impact on the Company’s liquidity.

Investments.  At December 31, 2015, the Company had a long-term investment valued at $725,000.  See Note 9 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, contained in this Quarterly Report on Form 10-Q, for further information on the Company’s investments and their current valuation.  The market for the long-term investment is currently illiquid.  At December 31, 2015, the Company also held a long-term time deposit for $88,000.  This time deposit serves as collateral for a bank guarantee that provides financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

Credit Facilities.  The Company had approximately $199,000 and no bank debt outstanding at December 31, 2015 and June 30, 2015, respectively.

On October 30, 2015, the Company entered into an Eighth Amendment to the Company’s Amended and Restated Credit Agreement with Comerica Bank (“Credit Agreement”).  The Eighth Amendment changed the Credit Agreement to an on demand line of credit from a committed line of credit that previously required the Company to pay a commitment fee of .15% per annum.  The maximum permitted borrowings increased from $6.0 million to $10.0 million.  The borrowing base was amended to add an amount equal to the lesser of 50% of eligible inventory or $4.0 million to the existing formula of the lesser of 80% of eligible receivables.  At December 31, 2015, the Company’s maximum borrowing under this facility was approximately $4.5 million.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all non-real estate assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  The Company is required to maintain a Tangible Net Worth of at least $29.0 million, down from the $31.0 million requirement in effect prior to October 30, 2015.  The Company was in compliance with the Tangible Net Worth financial covenant at December 31, 2015.  The Company is also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.  At December 31, 2015, the Company did not have any borrowings outstanding under the Credit Agreement.

At December 31, 2015, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $390,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to 250,000 Euros to be used for providing bank guarantees.  Any borrowings for working capital needs will bear interest at 3.99%.  Any outstanding bank guarantees will bear interest at 2.0%.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At December 31, 2015 and June 30, 2015, GmbH had no borrowings or bank guarantees outstanding.

During the second quarter of 2016, Coord3 entered into a secured credit facility totaling 200,000 Euros (equivalent to approximately $220,000).  This credit facility is collateralized by certain account receivable balances and has an annual effective interest rate of 1.91357%.  The Coord3 credit facility is cancelable at any time by either Coord3 or the bank and any amounts then outstanding would become immediately due and payable.  At December 31, 2015 there was an outstanding balance of 182,000 Euros (equivalent to approximately $199,000).

As part of routine evaluation procedures, the Company identified a potential concern regarding the employment status and withholding for several individuals in one of the Company’s foreign jurisdictions.  During the third quarter of fiscal 2015, the Company estimated a range of the potential financial liability related to this matter of 486,000 Euros to 1 million Euros.  The Company is not able to reasonably estimate the amount within this range that it will be required to pay for this matter.  As a result, the Company recorded a reserve of 486,000 Euros (equivalent to approximately $547,000) representing the minimum amount the Company estimates will be paid.  During the first half of fiscal 2016, the Company paid approximately 449,000 Euros leaving a balance in the reserve of approximately 37,000 Euros.  The Company expects final resolution of this matter in the next few months. The Company does not expect that the resolution of this matter will have a detrimental effect on the conduct of the Company’s business in this foreign jurisdiction.

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

Capital Spending.  The Company spent $1.3 million on capital equipment in the first six months of fiscal year 2016 and expects to spend up to an aggregate of approximately $2.2 million for capital expenditures during fiscal year 2016, although there generally is no binding commitment to do so.

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

Foreign Currency Risk

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range.  At December 31, 2015, the Company’s percentage of sales commitments in non-United States currencies was approximately 67.7% or $27.4 million, compared to 70.1% or $27.6 million at December 31, 2014.  The Company is most vulnerable to changes in U.S. Dollar/Euro, U.S. Dollar/Chinese Yuan, U.S. Dollar/Brazilian Real and U.S. Dollar/Japanese Yen exchange rates.

The Company’s potential loss in net income that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. Dollars for the three and six months ended December 31, 2015, would have been approximately $36,000 and $143,000, respectively.  This sensitivity analysis assumes there are no changes other than the exchange rates.  This analysis has inherent limitations, including that it disregards the possibility that (i) the exchange rates of multiple foreign currencies may not always move in the same direction or percentage amount relative to the value of the U.S. Dollar and (ii) changes in exchange rates may impact the volume of sales.

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

Uncertainties in Credit Markets

At December 31, 2015, the Company holds a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company’s long-term investment is subject to risk due to a decline in value of the investment.  The investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.

Based on the Company’s current business plan, cash and short-term investments of $8.7 million at December 31, 2015 and its existing credit facilities, the Company does not currently anticipate that the lack of liquidity in its long-term investment will affect the Company’s ability to operate or fund its currently anticipated fiscal 2016 cash flow requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2015 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1A.    RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s purchase of its common stock during the second quarter of fiscal 2016 were as follows:

Period	Total Number of Share/Units Purchased	Average Price Paid Per Share/Unit	Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)

October 1 to October 31	5,483	$7.80	-	-
November 1 to November 30	-	$-	-	-
December 1 to December 31	-	$-	-	-
Total	5,483	$7.80

(1)During the second quarter of fiscal 2016, the Company withheld these shares from restricted stock grants under the Company’s 2004 Stock Incentive Plan (the “Plan”) to satisfy the Company’s tax withholding obligations upon the vesting of the related restricted stock grants, as provided for in the Plan.

ITEM 6.EXHIBITS

3.3*	Amended and Restated Bylaws, as amended to date.

10.44

Release Agreement, dated January 26, 2016 between Jeffrey M. Armstrong and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 27, 2016

10.45* 10.46 10.47 31.1* 31.2*

Form of Non-Qualified Stock Option Agreement Terms -- Board of Directors under the Perceptron, Inc. 2004 Stock Incentive Plan.

Non-Qualified Stock Option Agreement, dated February 2, 2016, between W. Richard Marz and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2016.

Restricted Stock Award Agreement, dated February 2, 2016, between W. Richard Marz and the Company is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2016.

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32*	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document
101.SCH*	Taxonomy Extension Schema
101.CAL*	Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc.
(Registrant)

Date: February 9, 2016	By:	/s/ W. Richard Marz
W. Richard Marz
Chairman of the Board, President and Chief Executive Officer

Date: February 9, 2016	By:	/s/ David L. Watza
David L. Watza
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)