Form 10-Q
period 2016-03-31
PERCEPTRON INC/MI
filed 2016-05-09
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

The number of shares outstanding of each of the issuer’s classes of common stock as of May 5, 2016, was:

Common Stock, $0.01 par value	9,345,246
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2016

+

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
(In Thousands, Except Per Share Amount)	2016	2015
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3,130	$11,502
Short-term investments	2,320	4,134
Receivables:
Billed receivables, net of allowance for doubtful accounts	28,201	29,182
of $246 and $214, respectively
Other receivables	941	904
Inventories, net of reserves of $1,499 and $1,436, respectively	13,123	11,898
Deferred income taxes	2,067	2,067
Other current assets	1,299	1,732
Total current assets	51,081	61,419

Property and Equipment
Building and land	7,736	6,529
Machinery and equipment	15,954	15,078
Furniture and fixtures	1,132	1,123
	24,822	22,730
Less - Accumulated depreciation	(16,583)	(15,890)
Net property and equipment	8,239	6,840

Goodwill	7,662	7,499
Intangible Assets, Net	5,361	6,685
Long-Term Investments	771	827
Deferred Income Tax Asset	13,955	11,668

Total Assets	$87,069	$94,938

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$9,937	$7,723
Accrued liabilities and expenses	3,968	5,761
Accrued compensation	1,897	3,001
Current portion of taxes payable	1,127	1,450
Deferred income taxes	295	289
Income taxes payable	180	1,251
Short-term notes payable	437	-
Restructuring reserve	1,448	-
Deferred revenue	8,974	8,966
Total current liabilities	28,263	28,441

Long-Term Taxes Payable	1,976	3,056
Deferred Income Taxes	1,316	1,509
Other Long-Term Liabilities	1,212	1,140

Total Liabilities	$32,767	$34,146

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,350 and 9,348, respectively	93	93
Accumulated other comprehensive loss	(2,807)	(2,371)
Additional paid-in capital	45,480	45,015
Retained earnings	11,536	18,055
Total shareholders' equity	54,302	60,792

Total Liabilities and Shareholders' Equity	$87,069	$94,938

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands, Except Per Share Amounts)	2016	2015	2016	2015

Net Sales	$18,082	$16,182	$50,361	$50,965
Cost of Sales	12,880	11,614	35,638	31,977
Gross Profit	5,202	4,568	14,723	18,988

Operating Expenses
Selling, general and administrative	4,702	5,027	15,358	14,067
Engineering, research and development	1,740	1,948	5,938	5,648
Severance, impairment and other charges	2,567	-	2,567	-
Total operating expenses	9,009	6,975	23,863	19,715

Operating Loss	(3,807)	(2,407)	(9,140)	(727)

Other Income and (Expenses)
Interest income (expense), net	(46)	24	(92)	178
Foreign currency gain (loss)	158	(62)	217	(992)
Other income	12	64	157	187
Total other income (expense)	124	26	282	(627)

Loss Before Income Taxes	(3,683)	(2,381)	(8,858)	(1,354)

Income Tax Benefit	818	792	2,339	504

Net Loss	$(2,865)	$(1,589)	$(6,519)	$(850)

Loss Per Common Share
Basic	$(0.31)	$(0.17)	$(0.70)	$(0.09)
Diluted	(0.31)	(0.17)	(0.70)	(0.09)

Weighted Average Common Shares Outstanding
Basic	9,351	9,290	9,351	9,220
Dilutive effect of stock options	-	-	-	-
Diluted	9,351	9,290	9,351	9,220

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands)	2016	2015	2016	2015

Net Loss	$(2,865)	$(1,589)	$(6,519)	$(850)
Other Comprehensive Loss:
Foreign currency translation adjustments	610	(1,918)	(436)	(3,430)

Comprehensive Loss	$(2,255)	$(3,507)	$(6,955)	$(4,280)

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Nine Months Ended
	March 31,
(In Thousands)	2016	2015

Cash Flows from Operating Activities
Net loss	$(6,519)	$(850)
Adjustments to reconcile net loss to net cash used for
operating activities:
Depreciation and amortization	1,516	559
Stock compensation expense	393	378
Asset impairment and related inventory write-down	813	-
Deferred income taxes	(2,532)	(1,950)
(Gain) loss on disposal of assets and other	(756)	951
Allowance for doubtful accounts	32	(20)
Changes in assets and liabilities
Receivables, net	1,042	(1,827)
Inventories	(1,298)	(2,100)
Accounts payable	2,519	657
Other current assets and liabilities	(3,783)	1,057
Net cash used for operating activities	(8,573)	(3,145)

Cash Flows from Financing Activities
Proceeds from (payments to) short-term credit borrowings, net	178	(1,695)
Proceeds from stock plans	80	928
Net cash provided by (used for) financing activities	258	(767)

Cash Flows from Investing Activities
Acquisition of businesses	-	(4,205)
Purchases of short-term investments	(1,851)	(4,723)
Sales of short-term investments	3,492	11,153
Capital expenditures	(1,561)	(1,345)
Other long-term assets	(129)	(770)
Net cash (used for) provided by investing activities	(49)	110

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8)	(2,353)

Net Decrease in Cash and Cash Equivalents	(8,372)	(6,155)
Cash and Cash Equivalents, July 1	11,502	23,070
Cash and Cash Equivalents, March 31	$3,130	$16,915

Non-Cash Financing and Investing Activity:
Debt related to Purchase of Building	$585	$-
Deferred Purchase Price	$-	$566

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

2.New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  Further, in March 2016, the FASB issued the final guidance to clarify the principal versus agent guidance (i.e., whether an entity should report revenue gross or net).  Finally, in April 2016, the FASB issued the final guidance to clarify identifying performance obligation and the licensing implementation guidance.  These standards will be effective for annual periods beginning after December 15, 2017 (as amended in August 2015, by ASU 2015-14, Deferral of the Effective Date), and interim periods therein, using either of the following transition methods:  (i) a full retrospective approach reflecting the applications of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements and have not yet determined the method by which we will adopt the standard in fiscal year 2019 (effective dates amended by ASU 2015-14).

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which changes the measurement of inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  There were also amendments to the guidance to more clearly articulate the requirements for the measurement and disclosure of inventory.  ASU 2015-11 is effective for the Company beginning July 1, 2017 and is not expected to have a significant impact on the Company’s consolidated financial statements or disclosures.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  ASU 2015-16 is effective for the Company beginning July 1, 2016 and is not expected to have a significant impact on the Company’s consolidated financial statements or disclosures.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which requires all deferred tax assets and liabilities, included related valuation allowances, be classified as non-current on the Company’s consolidated balance sheets.  ASU 2015-17 is effective for the Company beginning July 1, 2017 and is not expected to have a significant impact on the Company’s consolidated financial statements or disclosures.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASC 2016-01 is effective for the Company beginning July 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements or disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (ASU 2016-2), which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.   The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the impact of the adoption of ASU 2016-09 on the Company’s consolidated financial statements.

3.Acquisitions

The Consolidated Financial Statements include the operating results of the Company’s acquisitions of NMS, which was consummated on January 29, 2015, and Coord3, which was consummated on February 27, 2015, from their acquisition dates.  The following pro forma information for the three and nine months ended March 31, 2015 is based on the assumption that the acquisitions of NMS and Coord3 occurred on July 1, 2014 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	3/31/2015	3/31/2015
Revenue	$18,289	$60,618
Net Loss	$(1,658)	$(883)

Loss per Common Share
Basic	$(0.18)	$(0.10)
Diluted	$(0.18)	$(0.10)

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

The valuation of assets and assumed liabilities, including goodwill, resulting from the acquisition of Coord3 and NMS is reflective of the reporting unit values based on the long-term financial forecast for the business.  It is possible that the Company may not realize its forecasts.  Given the value assigned to goodwill during the purchase price allocation, the Company will closely monitor the performance of the business versus the long-term forecast to determine if any impairments arise.  Goodwill is recorded in the local currency of the acquired entities and foreign currency effects will continue to impact the balance of goodwill in future periods.  Goodwill related to the acquisition of Coord3 and NMS as of June 30, 2015 was $7,499,000 and as of March 31, 2016 was $7,662,000.  The change of $163,000 was due to the change in foreign currency rates from June 30, 2015 to March 31, 2016.

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

If an event or circumstance indicates that the carrying value of an intangible asset may not be recoverable, the Company assesses the recoverability of the asset by comparing the carrying value of the asset to the sum of the undiscounted future cash flows that the asset is expected to generate over its remaining economic life. If the carrying value exceeds the sum of the undiscounted future cash flows, the Company compares the fair value of the intangible asset to the carrying value and records an impairment loss for the difference.  The Company generally estimates the fair value of its intangible assets using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental. Actual future operating results and the remaining economic lives of our other intangible assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of other intangible assets in future periods.

During the third quarter of 2016, the Company determined that one of its product lines was not viable in the market.  As a result of this determination, the unamortized software development costs associated with this product line of $694,000 was written off and included in ‘Severance, Impairment and Other Charges’ on the Consolidated Statement of Operations (see Note 11 for further discussion).

The detail of the remaining intangible assets is shown below (in thousands):

	March 31,		March 31,	June 30,		June 30,
	2016		2016	2015		2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/Distributor Relationships	$3,234	(701)	$2,533	$3,172	(211)	$2,961
Trade Name	2,512	(272)	2,240	2,463	(82)	2,381
Software	677	(166)	511	1,249	(12)	1,237
Other	122	(45)	77	120	(14)	106
Total	$6,545	(1,184)	$5,361	$7,004	(319)	$6,685

Amortization expense for the three month periods ended March 31, 2016 and 2015 was $280,000 and $5,000,  respectively.  Amortization expense for the nine month periods ended March 31, 2016 and 2015 was $865,000 and $5,000,  respectively.

The estimated amortization of the remaining intangible assets by year is as follows (in thousands):

Years Ending June 30,	Amount
2016 (excluding the nine months ended March 31, 2016)	269
2017	1,077
2018	1,099
2019	1,063
2020	682
after 2020	1,171
$5,361

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

The following table presents the Company’s investments at March 31, 2016 and June 30, 2015 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820, “Fair Value Measurements and Disclosures” (in thousands).  The fair value of the Company’s investments approximates their cost basis.

Description	March 31, 2016	Level 1	Level 2	Level 3
Mutual funds	$79	$79	$-	$-
Fixed deposits and certificates of deposit	2,241	-	2,241	-
Total	$2,320	$79	$2,241	$-

Description	June 30, 2015	Level 1	Level 2	Level 3
Mutual funds	$34	$34	$-	$-
Fixed deposits and certificates of deposit	4,100	-	4,100	-
Total	$4,134	$34	$4,100	$-

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

8.Inventory

Inventory is stated at the lower of cost or market.  The cost of inventory is determined by the first-in, first-out (“FIFO”) method.  The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.  When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,499,000 and $1,436,000 at March 31, 2016 and June 30, 2015, respectively, is comprised of the following (in thousands):

	March 31,	June 30,
Inventory	2016	2015
Component parts	$5,371	$4,694
Work in process	3,204	1,989
Finished goods	4,548	5,215
Total	$13,123	$11,898

9.Short-Term and Long-Term Investments

The Company accounts for its investments in accordance with ASC 320 “Investments – Debt and Equity Securities”.   Investments with a maturity greater than three months and up to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at fair market value using the specific identification method. Investments expected to be held to maturity or until market conditions improve are measured at amortized cost in the statement of financial position if it is the Company’s intent and ability to hold those securities long-term. At each balance sheet date, the Company evaluates its investments for possible other-than-temporary impairment, which involves significant judgment. In making this judgment, management reviews factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any unrealized gains and losses on securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the income statement. If market, industry, and/or investee conditions deteriorate, future impairments may be incurred.

At March 31, 2016, the Company had $2.3 million of short-term investments that primarily represented investments in time deposits.  Included in short-term investments is restricted cash that serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantees are outstanding.  Interest is earned on the restricted cash and recorded as interest income. At March 31, 2016 and June 30, 2015, restricted cash in short-term investments was $92,000 and $238,000, respectively.

At March 31, 2016, the Company held a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  The Company estimated that the fair market value of this investment at March 31, 2016 exceeded $725,000 based on an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs, (i) the underlying structure of the security; (ii) the present value of the future principal, discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of the security could return to its cost and be sold. Under ASC 820 “Fair Value Measurements” such valuation assumptions are defined as Level 3 inputs.

The Company also held a long-term time deposit for $46,000 as of March 31, 2016.  This time deposit serves as collateral for a bank guarantee that provides financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

10.Credit Facilities

The Company had approximately $437,000 and no short-term notes payable outstanding at March 31, 2016 and June 30, 2015, respectively.  In addition, the Company had approximately $407,000 and no long-term debt outstanding included in ‘Other Long-Term Liabilities’ at March 31, 2016 and June 30, 2015, respectively.

On October 30, 2015, the Company entered into an Eighth Amendment to the Company’s Amended and Restated Credit Agreement with Comerica Bank (“Credit Agreement”).  The Eighth Amendment changed the Credit Agreement to an on-demand line of credit from a committed line of credit that previously required the Company to pay a commitment fee of .15% per annum.  The maximum permitted borrowings increased from $6.0 million to $10.0 million.  The borrowing base was amended to add an amount equal to the lesser of 50% of eligible inventory or $4.0 million to the previous formula of the lesser of $6.0 million or 80% of eligible receivables. At March 31, 2016, the Company’s maximum borrowing under this facility was approximately $3.3 million.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  The Company is required to maintain a Tangible Net Worth of at least $29.0 million, down from the $31.0 million requirement in effect prior to October 30, 2015.  The Company was not in compliance with the Tangible Net Worth financial covenant at March 31, 2016, however a waiver was obtained from Comerica Bank on May 6, 2016.  The Company is also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.  At March 31, 2016, the Company did not have any borrowings outstanding under the Credit Agreement, however early in the fourth quarter of fiscal 2016, the Company borrowed $1.5 million under the Credit Agreement.

At March 31, 2016, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $390,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to 250,000 Euros to be used for providing bank guarantees.  The interest rate on any borrowings for working capital needs is 3.99%.  Any outstanding bank guarantees bear a 2.0% interest rate.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At March 31, 2016 and June 30, 2015, GmbH had no borrowings or bank guarantees outstanding.

During the second quarter of fiscal 2016, Coord3 entered into a secured credit facility totaling 200,000 Euros (equivalent to approximately $225,000).  This credit facility is collateralized by certain account receivable balances and has an annual effective interest rate of 1.91357%.  The Coord3 credit facility is cancelable at any time by either Coord3 or the bank and any amounts then outstanding would become immediately due and payable.  At March 31, 2016 there was an outstanding balance of 191,000 Euros (equivalent to approximately $216,000).

During the third quarter of fiscal 2016, Coord3 exercised an option to purchase the current manufacturing facility.  The total remaining principal payments of 555,000 Euros (equivalent to approximately $628,000)  payable over the following 39 months at a 7.0% annual interest rate are recorded in ‘Short-term notes payable’ and ‘Other Long-Term Liabilities’ on the Consolidated Balance Sheet at March 31, 2016.

11.Severance, Impairment and Other Charges

During the third quarter of fiscal 2016, the Company announced a financial improvement plan that resulted in a reduction in global headcount of approximately 10%.  This plan was implemented to re-align the Company’s fixed cost with its near-to mid-term expectations for the Company’s business.  As a result of this restructuring plan, the Company expects to incur pre-tax cash and non-cash charges of approximately $3.0 million.  The charges recorded as Severance, Impairment and Other Charges for the three and nine months ended March 31, 2016 related to this restructuring plan are as follows:

Three and Nine Months Ended
March 31, 2016
Severance and related costs	$1,754
Impairment	694
Inventory Write-off	119
Total	$2,567

Severance expense for the three and nine months ended March 31, 2016 was associated with a reduction in force at our U.S. ($1,200,000), Germany ($524,000) and China ($30,000) locations.  The Company also recorded an impairment charge of previously capitalized software and wrote-off inventory in the amount of $813,000 related to a product line that was discontinued in the third quarter of fiscal 2016.

The following table reconciles the activity for the nine months ended March 31, 2016 for the Restructuring Reserve:

Restructuring Reserve
Balance at July 1, 2015	$-
Accruals - Severance related	1,754
Payments	(306)
Balance at March 31, 2016	$1,448

The accrued balance at March 31, 2016 mainly includes payments to be made related to our U.S., Germany and China reduction in force and is expected to be paid within the next 11 months.

12.Current and Long-Term Taxes Payable

The Company acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

13.Other Long-Term Liabilities

Other long-term liabilities at March 31, 2016 and June 30, 2015 include long-term contractual and statutory severance liabilities for the Company’s employees located in Italy that represent amounts which will be payable to employees upon termination of employment. At June 30, 2015, the Company also had a long-term liability of 300,000 Euros representing a deferred purchase price payable 18 months following the closing of the Coord3 acquisition to the extent not used to cover indemnification obligations.  At March 31, 2016, this liability is recorded in current accrued liabilities.  See Note 10 for description of long-term debt included in ‘Other Long-Term Liabilities’ at March 31, 2016.

14.Stock-Based Compensation

The Company maintains a 2004 Stock Incentive Plan (“2004 Plan”) covering substantially all company employees, non-employee directors and certain other key persons.  Options previously granted under a 1998 Global Team Member Stock Option Plan (“1998 Plan”) will continue to be maintained until all options are exercised, cancelled or expire.  No further grants are permitted to be made under the terms of the 1998 Plan.  The 2004 Plan is administered by a committee of the Board of Directors: the Management Development, Compensation and Stock Option Committee.  The 1998 Plan is administered by the President of the Company.

Awards under the 2004 Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.  The terms of the awards are determined by the Management Development, Compensation and Stock Option Committee, except as otherwise specified in the 2004 Plan.

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

The Company recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $12,000 and $275,000 in the three and nine months ended March 31, 2016, respectively.  The Company recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $77,000 and $236,000 in the three and nine months ended March 31, 2015, respectively. As of March 31, 2016, the total remaining unrecognized compensation cost related to non-vested stock options amounted to approximately $695,000.  The Company expects to recognize this cost over a weighted average vesting period of 2.24 years.

During the three months ended March 31, 2016 and 2015, the Company granted 100,000 and 8,000 stock options, respectively.  The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Weighted average estimated fair value per
share of options granted during the period	$2.54	$3.06	$2.97	$4.04
Assumptions:
Dividend yield	-	1.20%	-	1.20%
Common stock price volatility	45.43%	46.85%	45.43%	46.85%
Risk free rate of return	1.40%	0.98%	1.40%	1.62%
Expected option term (in years)	6	3	6	6

The Company received approximately $11,000 and $57,000 in cash from option exercises under all share-based payment arrangements for the three and nine months ended March 31, 2016, respectively.  The Company received approximately $696,000 and $849,000 in cash from option exercises under all share-based payment arrangements for the three and nine months ended March 31, 2015, respectively.

Restricted Stock and Restricted Stock Units

The Company’s restricted stock and restricted stock units under the 2004 Plan have been awarded by three methods as follows:  (1) awards that are earned based on an individual’s achievement of performance goals during the initial fiscal year with either a subsequent one year service vesting period or with a one-third vesting requirement on the first,  second and third anniversary of the issuance, provided the individual’s employment has not terminated prior to the vesting date and are freely transferable after vesting; (2) awards that are earned based on the Company achieving certain revenue and operating income results with a subsequent one-third vesting requirement on the first,  second and third anniversary of the issuance provided the individual’s employment has not terminated prior to the vesting date and are freely transferable after vesting; and (3) awards to non-management members of the Board of Directors with a subsequent one-third vesting requirement on the first,  second and third anniversary of the issuance provided the service of the non-management member of the Board of Directors has not terminated prior to the vesting date and are freely transferable after vesting.

The grant date fair value associated with the restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock and restricted stock unit awards is based on the closing price of the

Company’s Common Stock on the grant date authorized by the Company’s Board of Directors, multiplied by the number of restricted stock and restricted stock unit awards expected to be issued and vested and is amortized over the combined performance and service periods.  The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three months and nine months ended March 31, 2016 was $9,000 and $118,000, respectively.    The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three months and nine months ended March 31, 2015 was $56,000 and $142,000, respectively. As of March 31, 2016, the total remaining unrecognized compensation cost related to restricted stock and restricted stock unit awards is approximately $269,000.

A summary of the status of restricted stock and restricted stock unit awards issued at March 31, 2016 is presented in the table below.

	Non-vested	Weighted Average
	Restricted	Grant Date
	Shares/Units	Fair Value
Non-vested at June 30, 2015	61,014	$10.76
Granted	25,000	6.41
Vested	(33,007)	11.69
Forfeited or expired	(11,866)	9.20
Non-vested at March 31, 2016	41,141	$7.82

15.Earnings Per Share

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

Furthermore, the Company excludes all options to purchase common stock from the computation of diluted EPS in periods of net losses because the effect is anti-dilutive.  Options to purchase 709,791 and 355,860 shares of common stock outstanding in the three months ended March 31, 2016 and 2015, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Options to purchase 600,608 and 310,648 shares of common stock outstanding in the nine months ended March 31, 2016 and 2015, respectively, were not included in the computation of diluted EPS, because the effect would have been anti-dilutive.

16.Commitments and Contingencies

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

As part of routine evaluation procedures, the Company identified a potential concern regarding the employment status and withholding for several individuals in one of the Company’s foreign jurisdictions.  During the third quarter of fiscal 2015, the Company estimated a range of the potential financial liability related to this matter of 486,000 Euros to 1 million Euros.  The Company was not able to reasonably estimate the amount within this range that it would ultimately be required to pay for this matter.  As a result, the Company recorded a reserve of 486,000 Euros (equivalent to approximately $547,000) representing the minimum amount the Company estimated would be paid.  The Company has paid a net amount of approximately 454,000 Euros leaving a balance in the reserve of approximately 32,000 Euros.  The Company expects final resolution of this matter in the next few months. The Company does not expect that the resolution of this matter will have a detrimental effect on the conduct of the Company’s business in this foreign jurisdiction.

17.Subsequent Events

The Company performs review procedures for subsequent events and determines any necessary disclosures that arise from such evaluation, up to the date of issuance of our annual and interim reports.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

SAFE HARBOR STATEMENT

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including the Company’s expectation as to its fiscal year 2016, and future results, cost savings from its financial improvement plan, operating data, new order bookings, revenue, expenses, income and backlog levels, the timing of revenue and income from new products which we have recently released or have not yet released, the timing of the introduction of new products and expansion into new industry sectors and geographies, as well as our ability to fund our fiscal year 2016 and future cash flow requirements.  Whenever possible, we have identified these forward-looking statements by words such as “target,” “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “prospects,” “outlook” or similar expressions.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, disruptions to our operations due to the financial improvement plan and related headcount reductions and position eliminations, risks associated with effectively controlling operating expenses, including failure to achieve anticipated cost savings from the financial improvement plan and other cost reduction initiatives or to reduce costs to the level originally anticipated to avoid disruptions to our operations, risks associated with changes in our sales strategy and structure, including the impact of such changes on booking and revenue levels and customer purchase decisions, the risk that actual charges from the financial improvement plan differ from the assumptions used in estimating the charges, and the risks and uncertainties discussed from time to time in our periodic reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for fiscal 2015.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

OVERVIEW

Perceptron, Inc. (“Perceptron”, “Company”, or “we”) develops, produces and sells a comprehensive range of automated industrial metrology products and solutions to manufacturing organizations for dimensional gauging, dimensional inspection and 3D scanning.  The Company’s primary operations are in North America, Europe and Asia.  The Company has one operating segment, because all of our products rely on our core laser technology.  However, products are divided into three lines:

•

In-Line and Near-Line Measurement Solutions - engineered metrology systems for industrial automated process control and assembly using fixed and robot mounted laser scanners. The Company also provides Value Added Services including training, field service, calibration, launch support services, consulting services, maintenance agreements and repairs, related to In-Line and Near-Line Measurement Solutions.

•

Off-Line Measurement Solutions - tailored metrology products for industrial gauging and dimensional inspection using standalone robot mounted laser scanners and Coordinate Measuring Machines (“CMM”), which may include training, calibration, maintenance agreements and repairs.

•	3D Scanning Products - laser scanner products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment markets.

The largest end-use market we serve is the automotive industry.    New automotive vehicle tooling programs represent the most important selling opportunity for the Company’s In-Line and Near-Line Measurement Solutions products.  The number and timing of new vehicle tooling programs varies based on the plans of the individual automotive manufacturers.  The existing installed base of In-Line and Near-Line Measurement Solutions products also provides a continuous revenue stream in the form of system additions, upgrades and modifications as well as Value Added Services such as customer training and support.

The Company’s Off-Line and 3D Scanning products, including our newly acquired CMM products, are used by and targeted to a wide variety of industrial customers, with the automotive industry representing the largest market for industrial metrology products.  The Company acquired Coord3 and NMS in the third quarter of fiscal 2015.  We have developed a number of new products in the past year for the 3D Scanning and CMM markets.  Our marketing and sales efforts remain in the early stages and the acceptance and adoption rate in the market will be better understood over the next several quarters.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Overview – The Company reported a net loss of $2.9 million, or ($0.31) per diluted share, for the third quarter of fiscal 2016 compared with a net loss of $1.6 million, or ($0.17) per diluted share, for the third quarter of fiscal 2015.

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

Bookings by geographic location were:

Bookings (by location)	Third Quarter		Third Quarter
(in millions)	2016		2015		Increase/(Decrease)
Americas	$6.1	38.6%	$7.6	49.4%	$(1.5)	(19.7)%
Europe	8.0	50.6%	4.7	30.5%	3.3	70.2%
Asia	1.7	10.8%	3.1	20.1%	(1.4)	(45.2)%
Totals	$15.8	100.0%	$15.4	100.0%	$0.4	2.6%

Bookings were $15.8 million in the third quarter of fiscal 2016, an increase of $0.4 million or 2.6% from bookings in the third quarter of fiscal 2015.  The increase is primarily due to $1.4 million due to including the CMM product line for a full quarter as well as higher bookings in traditional product lines in the Europe region.  These increases were partially offset by lower volumes of orders in traditional product lines from customers in the Americas as well as a decrease in our Asia region primarily due to orders being deferred due to soft economic conditions, primarily in China.

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

Backlog by geographic location was:

Backlog (by location)	Third Quarter		Third Quarter
(in millions)	2016		2015		Increase/(Decrease)
Americas	$12.5	32.7%	$13.2	30.6%	$(0.7)	(5.3)%
Europe	15.9	41.6%	17.6	40.8%	(1.7)	(9.7)%
Asia	9.8	25.7%	12.3	28.6%	(2.5)	(20.3)%
Totals	$38.2	100.0%	$43.1	100.0%	$(4.9)	(11.4)%

Backlog at March 31, 2016 was $38.2 million, a decrease of $4.9 million or 11.4% compared to March 31, 2015.  The backlog decreased primarily as a result of a strong level of backlog at March 31, 2015.   The decrease in our Asia region is primarily due to orders being deferred due to the soft economic conditions, primarily in China.

Sales – Sales of $18.1 million for the third quarter of fiscal 2016 increased $1.9 million, or 11.7%, when compared to the same period a year ago.

Net sales by geographic location were:

Sales (by location)	Third Quarter		Third Quarter
(in millions)	2016		2015		Increase/(Decrease)
Americas	$6.7	37.0%	5.2	32.1%	$1.5	28.8%
Europe	7.9	43.7%	6.2	38.3%	1.7	27.4%
Asia	3.5	19.3%	4.8	29.6%	(1.3)	(27.1)%
Totals	$18.1	100.0%	$16.2	100.0%	$1.9	11.7%

The sales increase of $1.9 million, or 11.7% compared to the same quarter of fiscal 2015 is primarily due to including the CMM product line for an entire quarter as well as increased sales in Americas and Europe regions in our traditional product lines.  These increases were partially offset by the decline in our Asia region due to orders being deferred because of the soft economic conditions, primarily in China as well as unfavorable currency impacts of $0.3 million.

Gross Profit –Gross profit percentage was 28.8% in the third quarter of fiscal 2016 compared to 28.2% in the same quarter a year ago.  The higher gross profit percentage in the third quarter of fiscal 2016 quarter was primarily the result of increased sales volume partially offset by timing differences between revenue and cost recognition.  The comparison with the third quarter of fiscal 2015 was affected by the charge recognized in fiscal 2015 related to employment status and withholding in a foreign jurisdiction.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $4.7 million in the third quarter of fiscal 2016, a decrease of $0.3 million compared to the third quarter a year ago.  The decrease is primarily due to cost savings from a reduction in force related to the previously announced financial improvement plan as well as costs that occurred in 2015 related to the acquisitions of Coord3 and NMS and the implementation of the Company’s new global enterprise resources planning system.  Offsetting these decreases were the costs from a full quarter of the CMM product line as well as an increase in legal fees.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $1.7 million in the third quarter of fiscal 2016, compared to $1.9 million in the third quarter of 2015.  The decrease is primarily due to cost savings from a reduction in force related to the previously announced financial improvement plan.

Severance, Impairments and Other Charges – Severance, impairments and other charges for the third quarter of fiscal 2016 were approximately $2.6 million, primarily related to severance charges from our U.S., Germany, and China locations as the Company announced a financial improvement plan in the third quarter of fiscal 2016.  Included in this charge is an impairment charge related to capitalized software and related inventory write-down in the combined amount of $0.8 million related to a product line that was discontinued in the third quarter of fiscal 2016.

Interest Income (Expense), net – Net interest expense was $46,000 in the third quarter of fiscal 2016 compared with net interest income of $24,000 in the third quarter of fiscal 2015.  This change was due to a decrease in interest income, because of lower invested cash balances in 2016 compared to 2015, as well as the addition of interest expense on liabilities acquired in the Coord3 acquisition.

Foreign Currency Gain (Loss) – Foreign Currency gain (loss) in the third quarter of fiscal 2016 was a net gain of $158,000 compared to a net loss of $62,000 in the third quarter of fiscal 2015. The favorable change was primarily related to the Brazilian Real and the Japanese Yen partially offset by the Euro in the third quarter of fiscal 2016.

Other Income – Other income primarily represents dividend income received on the Company’s long term investments.

Income Taxes – The effective tax rate for the third quarter of fiscal year 2016 was 22.2% compared to 33.3% in the third quarter of fiscal year 2015.  The effective tax rate in both fiscal quarters primarily reflects the effect of the mix of pre-tax income and loss across the Company’s various tax jurisdictions and their respective tax rates.

Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Overview – For the first nine months of fiscal 2016, the Company reported net loss of $6.5 million or ($0.70) per diluted share, compared to net loss of $850,000 or ($0.09) per diluted share, for the first nine months of fiscal 2015.

Bookings – New order bookings for the nine months ended March 31, 2016 were $49.6 million compared to $49.9 million for the same period one year ago.  We expect the level of new orders to fluctuate from period to period and do not believe new order bookings during any particular period are indicative of the future operating performance of the Company.

Bookings by geographic location were:

Bookings (by location)	Nine Months		Nine Months
(in millions)	Ended 3/31/16		Ended 3/31/15		Increase/(Decrease)
Americas	$18.2	36.7%	$21.9	43.8%	$(3.7)	(16.9)%
Europe	23.5	47.4%	15.4	30.9%	8.1	52.6%
Asia	7.9	15.9%	12.6	25.3%	(4.7)	(37.3)%
Totals	$49.6	100.0%	$49.9	100.0%	$(0.3)	(0.6)%

The overall decrease in bookings of $0.3 million for the nine-month period of fiscal 2016 compared to the nine-month period of fiscal 2015 was primarily due to our Asia and Americas regions, partially offset by increases in our Europe region.  The Europe region increase is primarily due to $9.0 million due to including the CMM product line for the entire fiscal year-to-date in 2016, partially offset by lower volumes of orders in traditional product lines. The decrease in our Asia region is primarily due to orders being deferred due to soft economic conditions, primarily in China.  The decrease in our Americas region is due to lower volumes of orders in our traditional product lines.

Sales – Net sales in the first nine months of fiscal 2016 were $50.4 million, compared to $51.0 million for the nine months of fiscal 2015.  Net sales by geographic location were:

Sales (by location)	Nine Months		Nine Months
(in millions)	Ended 3/31/16		Ended 3/31/15		Increase/(Decrease)
Americas	$16.2	32.1%	$18.9	37.1%	$(2.7)	(14.3)%
Europe	23.0	45.7%	20.0	39.2%	3.0	15.0%
Asia	11.2	22.2%	12.1	23.7%	(0.9)	(7.4)%
Totals	$50.4	100.0%	$51.0	100.0%	$(0.6)	(1.2)%

The $0.6 million decrease in sales was primarily due to the Americas and Asia regions, partially offset by increases in our Europe region.  The decrease in the Americas is due to lower shipment and installations of our In-Line Measurement product line, partially offset by an increase of $2.2 million from our new CMM product line.  The decrease in our Asia region is primarily due to orders being deferred due to the soft economic conditions, primarily in China.  The increase in our Europe region, is primarily due to $7.3 million from our new CMM product line, partially offset by declines in shipments and installations of our In-Line Measurement product line.

Gross Profit – Gross profit was $14.7 million, or 29.2% of sales, in the first nine months of fiscal 2016, as compared to $19.0 million, or 37.3% of sales in the first nine months of fiscal 2015.  This decrease in the gross margin percentage was primarily due to the inclusion of the lower-margin CMM product line and the impact of fixed overhead costs on the lower sales level.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were $15.4 million in the first nine months of fiscal 2016 compared to $14.1 million in the same period one year ago.    This increase of $1.3 million was primarily due to legal costs incurred as the plaintiff in defense of our proprietary information and a related dispute with a former contractor as well as inclusion of the CMM business, partially offset by direct acquisition costs incurred during the first nine months of fiscal 2015 as well as the savings from reduction of force related to the previously announced financial improvement plan.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $5.9 million for the nine months ended March 31, 2016 compared to $5.6 million for the nine-month period a year ago.  The $0.3 million increase was primarily due to higher engineering materials to support new product development, increased payroll-related costs and R&D related expenses for our two newly acquired companies of $0.1 million.

Severance, Impairments and Other Charges – Severance, impairments and other charges for the first nine months of fiscal 2016 were approximately $2.6 million, primarily related to severance charges from our U.S., Germany, and China locations as the Company announced a financial improvement plan in the third quarter of fiscal 2016.  Included in this charge is an impairment charge related to capitalized software and related inventory write-down in the combined amount of $0.8 million related to a product line that was discontinued in the third quarter of fiscal 2016.

Interest Income (Expense), net – Net interest expense was $92,000 in the first nine months of fiscal 2016 compared with net interest income of $178,000 in the first nine months of fiscal 2015. This change was due to a decrease in interest income, because of lower invested cash balances in 2016 compared to 2015, as well as the addition of interest expense on liabilities acquired in the Coord3 acquisition.

Foreign Currency Gain (Loss) – Foreign Currency gain (loss) in the first nine months of fiscal 2016 was a net gain of $217,000 compared to a net loss of $992,000 in the first nine months of fiscal year 2015. The favorable change was primarily related to the volatility of the Brazilian Real and Japanese Yen and to a lesser extent the Euro, in the first nine months of fiscal 2015.

Other Income – Other income primarily represents dividend income received on the Company’s long-term investments.

Income Taxes – The effective tax rate for the first nine months months of fiscal 2016 was 26.4% compared to 37.3% in the first nine months of fiscal 2015.  The effective tax rate in both fiscal periods primarily reflected the effect of the mix of pre-tax income and loss among the Company’s various operating entities and their countries’ respective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures and product development, support working capital requirements, and, when needed, fund operating losses. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities, and borrowings under available credit facilities.

Cash on Hand.  The Company’s cash and cash equivalents were $3.1 million at March 31, 2016, compared to $11.5 million at June 30, 2015.  The $8.4 million decrease in cash primarily related to $8.6 million of cash used for operations and approximately $1.6 million of cash used for capital expenditures.

Cash Flow.  Cash used for operations resulted from a net loss of $6.5 million, non-cash items totaling ($0.5) million and a use of cash related to working capital changes of ($1.6) million. Cash changes in working capital items resulted from inventory purchases of $1.3 million, and changes in other current assets and liabilities of $3.8 million, partially offset by a  decrease in accounts receivable of $1.0 million and higher accounts payable of $2.5 million.  The increase in inventory relates to timing of projects in process as well as shipments to our end customers. The increase in accounts payable represents fluctuations in the timing of payments as we monitor our working capital levels.  The decrease in accounts receivables relates to the timing of cash collections as well as lower sales levels in the third quarter of fiscal 2016 compared to the last quarter of fiscal 2015.  The change in other current assets and liabilities relates primarily to the timing of accrued expense payments and payroll-related items, partially offset by the restructuring reserve recorded for the reduction in force related to the previously announced financial improvement plan.

The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of market strategy changes, engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the

impaired inventory.   When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the nine-month period ended March 31, 2016, the Company increased its reserve for obsolescence by a net $63,000, which is primarily due to the inventory on hand related to the product line that was discontinued in the third fiscal quarter of 2016, partially offset by disposals of inventory previously reserved against.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The Company increased its allowance for doubtful accounts by a net $32,000 during the nine-month period ended March 31, 2016 which primarily resulted from an increase due to collection delays at Coord3,  partially offset by a collection of an account that had been previously reserved for related to one customer.

At March 31, 2016, the Company had $5.5 million in cash, cash equivalents and short-term investments of which $4.6 million or 84% was held in foreign bank accounts.  Included in short-term investments at March 31, 2016 is $0.1 million of restricted cash that serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantees are outstanding.  Interest is earned on the restricted cash and recorded as interest income. The Company does not regularly repatriate its foreign earnings and based on its business plan, current cash, cash equivalents and short-term investments and existing credit facilities, the level of cash, cash equivalents and short-term investments in foreign bank accounts is not expected to have a material adverse impact on the Company’s liquidity.

Investments.  At March 31, 2016, the Company had a long-term investment valued at $725,000.  See Note 9 to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, contained in this Quarterly Report on Form 10-Q, for further information on the Company’s investments and their current valuation.  The market for the long-term investment is currently illiquid.  At March 31, 2016, the Company also held a long-term time deposit for $46,000.  This time deposit serves as collateral for a bank guarantee that provides financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

Deferred Income Taxes.    The Company has net deferred income tax assets of $14.0 million at March 31, 2016.  The majority of these assets result from U.S. net operating loss and credit carryforwards.  The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized.  The assessment of a valuation allowance includes consideration of historical U.S. operating results, the scheduled reversal of temporary taxable differences, projected future U.S. taxable income and the impact of tax planning.  The Company adjusts this valuation allowance periodically based upon changes in these considerations.  In the fourth quarter of 2016, the Company will continue this evaluation.  If actual results of taxable income is lower than the Company’s previous estimates, actual historical results provide negative evidence that cannot be overcome with forecasted results, or the Company revises its estimates of future results, the Company may be required to record material adjustments to the deferred tax assets, resulting in a charge to income in the period of determination and negatively impacting the Company’s results of operations and financial position for the period.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Deferred Income Taxes” of the Company’s Annual Report on Form 10-K for fiscal year 2015.

Credit Facilities.  The Company had approximately $437,000 and no short-terms notes payable outstanding at March 31, 2016 and June 30, 2015, respectively.  In addition, the Company had approximately $407,000 and no long-term debt outstanding at March 31, 2016 and June 30, 2015, respectively.

On October 30, 2015, the Company entered into an Eighth Amendment to the Company’s Amended and Restated Credit Agreement with Comerica Bank (“Credit Agreement”).  The Eighth Amendment changed the Credit Agreement to an on-demand line of credit from a committed line of credit that previously required the Company to pay a commitment fee of .15% per annum.  The maximum permitted borrowings increased from $6.0 million to $10.0 million.  The borrowing base was amended to add an amount equal to the lesser of 50% of eligible inventory or $4.0 million to the previous formula of the lesser of $6.0 million or 80% of eligible receivables. At March 31, 2016, the Company’s maximum borrowing under this facility was approximately $3.3 million.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all assets of the Company held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  The Company is required to maintain a Tangible Net Worth of at least $29.0 million, down from the $31.0 million requirement in effect prior to October 30, 2015.  The Company was not in compliance with the Tangible Net Worth financial covenant at March 31, 2016, however a waiver was obtained from Comerica Bank on May 6, 2016.  The Company is also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.  At March 31, 2016, the Company did not have any borrowings outstanding under the Credit Agreement, however early in the fourth quarter of fiscal 2016, the Company borrowed $1.5 million under the Credit Agreement.

At March 31, 2016, the Company's German subsidiary (“GmbH”) had an unsecured credit facility totaling 350,000 Euros (equivalent to approximately $390,000).  The facility allows 100,000 Euros to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to 250,000 Euros to be used for providing bank guarantees.  The interest rate on any borrowings for working capital needs is 3.99%.  Any outstanding bank guarantees bear a 2.0% interest rate.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At March 31, 2016 and June 30, 2015, GmbH had no borrowings or bank guarantees outstanding.

During the second quarter of fiscal 2016, Coord3 entered into a secured credit facility totaling 200,000 Euros (equivalent to approximately $225,000).  This credit facility is collateralized by certain account receivable balances and has an annual effective interest rate of 1.91357%.  The Coord3 credit facility is cancelable at any time by either Coord3 or the bank and any amounts then outstanding would become immediately due and payable.  At March 31, 2016 there was an outstanding balance of 191,000 Euros (equivalent to approximately $216,000).

During the third quarter of fiscal 2016, Coord3 exercised an option to purchase the current manufacturing facility.  The total remaining principal payments of 555,000 Euros (equivalent to approximately $628,000)  payable over the following 39 months at a 7.0% annual interest rate are recorded in ‘Short-term notes payable’ and ‘Other Long-Term Liabilities’ on the Consolidated Balance Sheet at March 31, 2016.

Commitments and Contingencies. As part of routine evaluation procedures, the Company identified a potential concern regarding the employment status and withholding for several individuals in one of the Company’s foreign jurisdictions.  During the third quarter of fiscal 2015, the Company estimated a range of the potential financial liability related to this matter of 486,000 Euros to 1 million Euros.  The Company was not able to reasonably estimate the amount within this range that it would ultimately be required to pay for this matter.  As a result, the Company recorded a reserve of 486,000 Euros (equivalent to approximately $547,000) representing the minimum amount the Company estimated would be paid.  The Company has paid a net amount of approximately 454,000 Euros leaving a balance in the reserve of approximately 32,000 Euros.  The Company expects final resolution of this matter in the next few months. The Company does not expect that the resolution of this matter will have a detrimental effect on the conduct of the Company’s business in this foreign jurisdiction.

See Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q, and Item 3, “Legal Proceedings” and Note 6 to the Consolidated Financial Statements, “Contingencies”, of the Company’s Annual Report on Form 10-K for fiscal year 2015 for a discussion of certain other contingencies relating to the Company’s liquidity, financial position and results of operations.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies” of the Company’s Annual Report on Form 10-K for fiscal year 2015.

Capital Spending.  The Company spent $1.6 million on capital equipment in the first nine months of fiscal year 2016 and expects to spend up to an aggregate of approximately $2.2 million for capital expenditures during fiscal year 2016, although there generally is no binding commitment to do so.

While the Company believes that, based on the Company’s current business plan and the financial improvement plan announced in the third quarter of fiscal 2016, available cash on hand, short-term investments and existing credit facilities will be sufficient to fund anticipated cash flow requirements, the Company is also exploring additional sources of debt financing in both the U.S. and Europe to supplement these existing available cash resources.  The Company does not believe that inflation has significantly impacted historical operations and does not expect any significant near-term inflationary impact.

The Company will continue to evaluate business opportunities that fit its strategic plans.  There can be no assurance that the Company will identify any additional opportunities that fits its strategic plans or will be able to enter into agreements with identified business opportunities on terms acceptable to the Company.  The Company anticipates that it would finance any such business opportunities from available cash on hand, issuance of additional shares of its stock or additional sources of financing.

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

Foreign Currency Risk

The Company has foreign currency exchange risk in its international operations arising from the time period between sales commitment and delivery for contracts in non-United States currencies. For sales commitments entered into in non-United States currencies, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150 day range.  At March 31, 2016, the Company’s percentage of sales commitments in non-United States currencies was approximately 67.4% or $25.7 million, compared to 69.7% or $30.0 million at March 31, 2015.  The Company is most vulnerable to changes in U.S. Dollar/Euro, U.S. Dollar/Chinese Yuan, U.S. Dollar/Brazilian Real and U.S. Dollar/Japanese Yen exchange rates.

The Company’s potential change in net loss that would have resulted from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. Dollars for the three and nine months ended March 31, 2016, would have been approximately $114,000 and $257,000, respectively.  This sensitivity analysis assumes there are no changes other than the exchange rates.  This analysis has inherent limitations, including that it disregards the possibility that (i) the exchange rates of multiple foreign currencies may not always move in the same direction or percentage amount relative to the value of the U.S. Dollar and (ii) changes in exchange rates may impact the volume of sales.

Interest Rate Risk

The Company invests its cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less.  Based on our outstanding debt and invested cash balances at March 31, 2016, a 1% increase in interest rates would have an immaterial impact on our interest expense and a 1% decrease in interest rates would have an immaterial effect on our investments.  As a result, the Company does not currently hedge these interest rate exposures.

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

Based on the Company’s current business plan, cash and short-term investments of $5.5 million at March 31, 2016 and its existing credit facilities, the Company does not currently anticipate that the lack of liquidity in its long-term investment will affect the Company’s ability to operate or fund its currently anticipated fiscal 2016 cash flow requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2016 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1A.    RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year 2015.

ITEM 6.EXHIBITS

4.18* 10.48

Waiver Letter, dated May 6, 2016, from Comerica Bank.

Severance Agreement, dated December 16, 2010, between Song Yop Chung and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 3, 2016.

31.1* 31.2*

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

Perceptron, Inc.
(Registrant)

Date: May 9, 2016	By:	/s/ W. Richard Marz
W. Richard Marz
Chairman of the Board, President and Chief Executive Officer

Date: May 9, 2016	By:	/s/ David L. Watza
David L. Watza
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)