Form 10-K
period 2016-06-30
PERCEPTRON INC/MI
filed 2016-09-09
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 0-20206

_______________________________________________

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

_______________________________________________

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

Large Accelerated Filer  ☐         Accelerated Filer  ☒      Non-Accelerated Filer  ☐          Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held as of the registrant’s most recently completed second fiscal quarter by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2015, as reported by the NASDAQ Global Market, was approximately $69,000,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 2, 2016, was 9,370,996.

_______________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2016
Annual Meeting of Shareholders	Part III, Items 10-14

PART I

ITEM 1:BUSINESS

General

Perceptron, Inc. (“Perceptron”, “we”, “us” or “our”) develops, produces and sells a comprehensive range of automated industrial metrology products and solutions to manufacturing organizations for dimensional gauging, dimensional inspection and 3D scanning.  Products include 3D machine vision solutions, robot guidance, coordinate measuring machines, laser scanning and advanced analysis software. Our customers, which include global automotive, aerospace and other manufacturing companies, rely on Perceptron's metrology solutions to assist in managing their complex manufacturing processes to improve quality, shorten product launch times and reduce costs.  Headquartered in Plymouth, Michigan, Perceptron has subsidiary operations in Brazil, China, Czech Republic, France, Germany, India, Italy, Japan, Singapore, Slovakia, Spain and the United Kingdom.

Our products are categorized as follows:

In-Line, Near-Line and Off-Line Measurement Solutions (“Measurement Solutions”).  Sales of these products involve the development, manufacture and installation of:

•	In-Line fixed and robot-mounted laser-based, non-contact dimensional gauging systems used in original equipment manufacturing plants and component supplier plants;
•	In-Line laser-based, non-contact systems that perform gauging and intelligent guidance of industrial robots in the performance of a variety of complex automated assembly operations;
•	Near-Line robot-mounted laser-based, non-contact dimensional gauging systems used in original equipment manufacturing plants and component supplier plants; and
•	Off-Line inspection and gauging cells comprising coordinate measuring machines, industrial and collaborative robotic solutions integrated with laser-based non-contact scanning sensors.

3D Scanning Solutions.  Sales of these products involve the development, manufacture and marketing of laser-based sensors and software for the following applications:

•	Laser scanning sensors and metrology software for 3-dimensional measurement on coordinate measuring machines (“CMM”) for the reverse engineering and automated component inspection markets;
•	Laser scanning sensors for 3-dimensional scanning on portable CMMs for the reverse engineering and manual component inspection markets; and
•	Laser scanning sensors integrated into vehicle wheel-alignment machines installed in automotive assembly plants.

Value Added Services.  Perceptron offers the following value added services to customers:

•	Training;
•	Field Service and Calibration;
•	Launch Support Services;
•	Consulting Services; and
•	Equipment and Software Maintenance Agreements.

Markets

Perceptron has a long history servicing the global automotive manufacturing market with technology that we believe is applicable to a full spectrum of other manufacturing industries including aerospace and white goods.  In fiscal 2014, we embarked upon a diversification strategy and as a result, in fiscal 2016 automotive sales represented approximately 65% of total sales, down from approximately 80% of total sales in fiscal 2015.  We have product offerings encompassing numerous manufacturing processes, including complex part assembly, automotive body construction, industrial robotic guidance for complex assembly applications, gauging cells, coordinate measuring solutions and reverse engineering.

Products and Applications

Measurement Solutions

Perceptron’s In-Line and Near-Line measurement solutions are based on our scanning sensors and software developed by combining Helix® and TriCam® sensors with Vector software.  Our Off-Line measurement solutions are based on a full line of Coordinate Measuring Machines (“CMMs”) and measuring software.  Measurement Solutions in fiscal 2016, 2015, and 2014 represented 90%, 89% and 85% of total sales, respectively.

In-Line and Near-Line

AutoGauge®: These systems are used in assembly and fabrication plants to contain, correct and control the quality of complex assemblies. AutoGauge® systems are placed directly in the manufacturing line or near the line to automatically measure critical dimensional characteristics of parts using non-contact, laser triangulation sensors.  AutoGauge® can be installed with fixed-mounted sensors, with robot-mounted sensors, or as a hybrid system using both fixed and robot-mounted sensors.  This capability provides manufacturers with the flexibility to measure multiple part types on a single manufacturing line while maintaining high-speed production rates.

AutoFit®: These systems are primarily used in automotive manufacturing plants to contain, correct and control the fit of exterior body panels. The system automatically measures, records and displays the gap and flushness of parts most visible to the automobile consumer such as gaps between front and rear doors, hoods and fenders and deck lids and rear quarter panels. These measurements can be conducted throughout the manufacturing process including in the body shop during assembly of non-painted vehicles, and in the final assembly area after the vehicle has been painted.  AutoFit® has the ability to measure vehicles while in motion along the assembly line or in a stationary position.

AutoScan®:  These systems are used by manufacturing companies to contain, correct and control the quality of manufactured components. These systems use robot-mounted sensors to scan a part as the robot moves through its path. The AutoScan® system collects the “point cloud data” required for contour analysis and dimensional feature extraction. This allows the part’s shape, geometric features and measurements to be automatically scanned and captured as well as compared to design requirements.

AutoGuide®:  These robot guidance systems are used by manufacturing companies for flexible, automated assembly applications. These systems utilize Perceptron sensors and measurement technology to guide and control robotic assembly operations.  AutoGuide® systems calculate the difference between theoretical and actual relationships of a robot and the part being assembled and communicate compensation data, in six degrees of freedom to the robot. AutoGuide®  supports numerous robotic assembly applications including automotive windshield insertion, roof loading, hinge mounting, door attachment, and sealant application.

Helix®:  Helix® is a 3D metrology sensor that enables manufacturers to perform their most challenging measurement tasks with greater ease and precision. Helix®  solutions offer Intelligent Illumination® allowing the user to choose the quantity, density and orientation of the sensor's laser lines on an individual inspection point level without moving the sensor. By customizing the sensor's laser lines through a simple user interface, image acquisition is optimized on a feature-by-feature basis. The user can configure tightly spaced laser lines for small, complex features, increase the number of laser lines to robustly measure challenging materials and alter the orientation of the laser lines to accommodate the differences between multiple parts manufactured on the same assembly line.

Off-Line

Coord3®:   The Coord3 CMM line includes bridge, gantry and horizontal style machines and includes a range from bench-top CMMs for small part inspection to very large CMMs used in aerospace, defense and heavy equipment industries.  CMMs can be equipped with tactile scanning probes, our ScanR™ laser scanning sensors and TouchDMIS™ measuring software.

TouchDMISTM :   TouchDMIS™ measuring software simplifies CMM measurement by incorporating a 100% Touch interface with the TouchCADTM quick programming module.  TouchDMIS™ is the world’s first all-touch CMM software.  We have integrated TouchDMIS™ with our ScanR™ laser scanning sensor for reverse engineering and production part automated inspection applications, and we have incorporated automatic feature extraction intellect from our ScanWorks toolkit.

3D Scanning Solutions

3D Scanning Solutions in fiscal 2016, 2015, and 2014 represented 6%, 7% and 10% of total sales, respectively.

ScanWorks®:  Perceptron provides ScanWorks® products to the digitizing, reverse engineering and inspection markets, among others, through direct sales, resellers and third party original equipment manufacturers.  ScanWorks® is a hardware/software component set that allows customers to add digitizing capabilities to their machines or systems. The use of ScanWorks® software and the ScanR™ sensor enables technicians to collect, display, manipulate and export point cloud and meshed data from portable optical tracking devices, portable CMMs or CMMs.  The majority of ScanWorks® sales occur outside of the automotive industry.

ScanR™:  Representing the sixth generation of CMM laser scanners from Perceptron, this sensor extends the range of engineered materials that can be laser-scanned. With the fast-growing application of 3D laser scanning for reverse engineering, production part dimensional inspection, and as a compliment to 3D printing, Perceptron has introduced the world’s first green laser-line scanner that is able to scan highly reflective materials such as machined aluminum and carbon fiber composites.

WheelWorks®:  WheelWorks® software and sensors offer a fast, accurate, non-contact method of measuring wheel position for use in automated or manual wheel alignment machines in automotive assembly plants.  Perceptron supplies sensors and software to a number of wheel alignment equipment manufacturers in Europe, Asia and North America who in turn sell alignment systems to automotive manufacturers.

Value Added Services

Value Added Services:   Value Added Services sales in fiscal 2016, 2015, and 2014 represented 4%, 4% and 5% of total sales, respectively.  Value Added Services include training, field service, calibration, launch support services, consulting services, maintenance agreements and repairs.

Sales and Marketing

We market our products directly to end user customers and through manufacturing line builders, system integrators, value-added resellers and assembly or original equipment manufacturers.

Our automotive sales are primarily managed by key account managers who develop close consultative selling relationships with our customers.  Perceptron’s principal customers have historically been automotive manufacturing companies that we either sell to directly or through manufacturing line builders, system integrators or assembly equipment manufacturers.  Our products are typically purchased for installation in connection with retooling programs undertaken by these companies.  Because sales are dependent on the timing of customers’ retooling programs, sales by customer vary significantly from year to year.  For the fiscal years 2016, 2015 and 2014, approximately 34%, 40% and 43%, respectively, of our “Net Sales” on our Consolidated Statements of Operations were derived from sales directly to our four largest automotive end-user customers.  We also sell to manufacturing line builders, system integrators or assembly equipment manufacturers, who in turn sell to our automotive customers.  For the fiscal years 2016, 2015 and 2014, approximately 8%, 10% and 16%, respectively, of net sales were to manufacturing line builders, system integrators and original equipment manufacturers for the benefit of the same four largest automotive end user customers in each respective year.  During the fiscal years ended June 30, 2016, 2015 and 2014, direct sales to Volkswagen Group accounted for approximately 17%, 20% and 30%, respectively, and General Motors Company accounted for approximately 12%, 12% and less than 10%, respectively, of our total net sales.

To support sales of our CMM, 3D and Near-Line products and to diversify our customer and industry bases, we have implemented and continue to expand a non-key account sales force led by Regional Sales Managers who have responsibility for all direct and reseller sales activity in their region.  Regional Sales Managers are active in the US, Southeast Asia, China, Italy, United Kingdom and Germany.

Manufacturing and Suppliers

Our manufacturing operations consist primarily of final assembly and calibration of hardware components and the testing and integration of our software with the hardware components.  We build our products from a combination of commercially available parts and uniquely designed manufactured parts.  The components are primarily manufactured by third parties.  Individual components such as printed circuit boards are manufactured and supplied by third parties.  We believe a low level of vertical integration gives us significant manufacturing flexibility and minimizes total product costs.

We purchase certain component parts and assemblies from single and multi-source suppliers.  With respect to the majority of our components, we believe that alternative suppliers are readily available.  Component supply shortages in certain industries, including the electronics industry, have occurred in the past and are possible in the future due to imbalances in supply and demand.  We use global purchasing sources to minimize the risk of part shortages.  We have not experienced significant component supply shortages from single source suppliers in recent years. Significant delays or interruptions in the delivery of components, assemblies or products by suppliers, or difficulties or delays in shifting manufacturing capacity to new suppliers, could have a material adverse effect on us.

International Operations

Europe:  Our European operations contributed approximately 45%, 40% and 47%, of our net sales during the fiscal years ended June 30, 2016, 2015, and 2014, respectively.  Our wholly-owned subsidiary, Perceptron Europe B.V. (“Perceptron B.V.”), formed in The Netherlands, holds a 100% equity interest in Perceptron (Europe) GmbH (“Perceptron GmbH”).  Perceptron GmbH is located in Munich, Germany and is the operational headquarters for our European market.  We own subsidiaries that operate direct sales, application and support offices in Velizy Villacoublay, France, Barcelona, Spain, Birmingham, UK and Bratislava, Slovakia.  We own a CMM designer and manufacturer, Coord3 s.r.l in Torino, Italy and a software development company, Next Metrology Software s.r.o in Prague, Czech Republic.  At June 30, 2016, we had 134 employees in our European operations.

Asia:  Our Asian operations contributed approximately 22%, 22% and 23% of our net sales during the fiscal years ended June 30, 2016, 2015, and 2014, respectively. We own subsidiaries that operate direct sales, application and support offices in Tokyo, Japan; Shanghai and Beijing, China; Singapore; and Delhi and Chennai, India to service our customers in Asia.  At June 30, 2016, we had 62 employees in our Asian operations.

South America:  We have a direct sales, application and support office in Sao Paulo, Brazil to service customers in South America. At June 30, 2016, we had 5 employees in our Brazilian operations.

Our foreign operations are subject to certain risks typically encountered in such operations, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic and local policies of foreign governments and the laws and policies of the U.S. and local governments affecting foreign trade and investment.  For information regarding net sales and identifiable assets of our non-U.S. based operations, see Note 13 of the Notes to the Consolidated Financial Statements, “Segment and Geographic Information”, included in Item 8 of this report.

Competition

We believe that our products provide a cost-efficient and complete solutions for our customers in terms of system capabilities, level of support and competitive pricing for the value provided, which we believe are the principal competitive factors in our markets. We also believe we are more advanced in the development of our technology for certain of our products than our competition.

There are a number of companies that sell similar and/or alternative technologies and methods into the same markets and regions as Perceptron. We believe that there may be other entities, some of which may be larger and have greater resources than we do, that could develop technology and products, which could prove to be competitive with us.   We also believe that certain existing or potential customers may be capable of internally developing their own technology.  See Item 1A: “Risk Factors” titled “There are a number of companies offering competitive products in our markets, or developing products to compete with our products, which could result in a reduction in our revenues through lost sales or a reduction in prices”.

Backlog

As of June 30, 2016, we had a backlog of $40.6 million, compared to $38.9 million at June 30, 2015.  Most of our backlog is subject to cancellation or delay by the customer, often with limited or no penalties.  Historically, cancellations of orders once they have been booked have been very infrequent.  The level of our backlog at any particular time is not necessarily indicative of our future operating performance.  We expect to be able to fill substantially all of the orders in our backlog by June 30, 2017.

Research and Development

During fiscal 2016, our research and development was focused on expanding the areas of application for our unique technologies within the automotive industry as well as in white goods, aerospace and other industries.  Development accomplishments included: enhancing the accuracy and dynamic range of the ScanR™ laser scanner, developing our Helix® technology platform for non-contact wheel alignment and software development to expand our application footprint in Automotive Final Assembly.  Additionally, multiple efforts were launched to reduce costs of hardware elements as well as software improvements to increase the efficiency of our system installations.  We believe these developments will provide ongoing competitive advantages in our core business while supporting our penetration into other manufacturing verticals.

As of June 30, 2016, 34 of our employees were focused primarily on research, development and engineering.  For the fiscal years ended June 30, 2016, 2015 and 2014, our research, development and engineering expenses were $7.4 million, $7.9 million and $6.7 million, respectively.

Patents, Trade Secrets and Confidentiality Agreements

As of June 30, 2016, we own 20 U.S. patents that have been granted to us which relate to various products and processes manufactured, used, and/or sold.  We also own 4 foreign patents that have been granted to us in Europe, China and Japan and we have 6 patent applications pending in foreign locations.  The U.S. and foreign patents expire from 2016 through 2031.  In addition, we hold perpetual licenses to more than 25 other U.S. patents including rights to practice 7 U.S. patents for non-forest product related applications that were assigned to USNR in conjunction with the sale of the Forest Products business unit in 2002, and rights to practice 9 U.S. patents that were sold in conjunction with the sale of CBU in August 2012.  The expiration dates for these licensed patents range from 2017 to 2032.

Perceptron has registered, and continues to register, various trade names and trademarks including Perceptron®, Powered by Perceptron®, AutoGauge®, AutoFit®, AutoGuide®, AutoScan®, Contour Probe®, ScanWorks®, TriCam®, WheelWorks®, Visual Fixturing®, Helix®, Smart3D™, Intelligent Illumination®, ScanR™, TouchDMIS™, and Coord3™, among others, which are used in connection with the conduct of our business.

Our software products are copyrighted and generally licensed to our customers pursuant to license agreements that restrict the use of the products to the customer’s own internal purposes on designated Perceptron equipment.

We also use proprietary information and invention agreements and non-disclosure agreements with employees, consultants and other parties to protect our intellectual property.

There can be no assurance that any of the above measures will be adequate to protect our intellectual property or other proprietary rights.  Effective patent, trademark, copyright and trade secret protection may be unavailable in certain foreign countries.

Employees

In March 2016, we implemented a financial improvement plan that resulted in a reduction in global headcount of approximately 10%.  The plan was implemented to re-align our fixed costs with our near-to mid-term expectations for our business.  The financial improvement plan included headcount reductions and position eliminations spread across our geographic regions, departments and roles.

As of June 30, 2016, we have 323 employees; 322 of whom were employed on a full-time basis with 121 located in North America and the remainder distributed across the globe as identified above in International Operations.  In Italy, we have 64 employees covered by Italy’s National Collective Bargaining Agreement for employees in the mechanical engineering industry.  The agreement was signed in December 2012 and expired on December 31, 2015.  This Italian government is currently in the process of renegotiating this agreement, but at the time of this report, no such agreement is in place.  None of our other employees are covered by a collective bargaining agreement.  We believe our relations with our employees are good.

Available Information

Perceptron’s Internet address is www.perceptron.com.  On our website, we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  These reports can be accessed through the “Investors” section of our website under “SEC Filings”.  The information found on our website is not part of this or any report we file with, or furnish to, the SEC.

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

Technology plays a key role in the systems and solutions that we produce.  The ability to sell our products to customers is directly influenced by the technology used in our systems and solutions.  With the rapid pace at which technology is changing, there is a possibility that our customers may require more technologically advanced systems and solutions than we may be capable of producing.

Technological developments could render our actual and proposed products or technologies as uneconomical or obsolete.  There is also a possibility that we may not be able to keep pace with our competitors’ products.  In that case, our competitors may make technological improvements to their products that make them more desirable than our products.

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

Our future success is dependent upon our ability to implement our long-term strategy, which includes growing our customer base in the automotive market and expanding into new markets.  We have embarked on a diversification strategy to expand into non-automotive markets through our existing and new products.  However, there are a number of uncertainties involved in our long-term strategy over which we have no or limited control, including:

•	The quality and cost of competitive products already in existence or developed in the future
•	The level of interest that existing and potential new customers may have in our existing and new products and technologies
•	Our ability to resolve technical issues inherent in the development of new products and technologies
•	Our ability to identify and satisfy market needs
•	Our ability to identify satisfactory distribution networks
•	General product development and commercialization difficulties

•	Rapid or unexpected technological changes
•	General product demand and market acceptance risks
•	Our ability to successfully compete with alternative and similar technologies
•	Our ability to attract and retain the appropriate personnel to effectively represent, install and service our products
•	The effect of economic conditions

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

We may need additional financing in the future to meet our operational needs, including working capital or capital expenditures and such financing may not be available on terms favorable to us, if at all, and may be dilutive to existing shareholders.

Our current credit facilities in the U.S. and Germany are on-demand facilities and may be cancelled by either party at any time.  We may need to seek additional financing for our general corporate purposes. For example, we may need to increase our investment in research and development activities or need funds to support working capital or capital expenditure needs.  We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our operations, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our shareholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to further limitations on our operations and ability to pay dividends due to restrictive covenants.

We may not be able to complete business opportunities and acquisitions and our profits could be negatively affected if we do not successfully integrate those that we do complete.

We will evaluate, from time to time, business opportunities that fit our strategic plans.  There can be no assurance that we will identify any opportunities that fit our strategic plans or be able to enter into agreements with identified business opportunities on terms acceptable to us.  We may incur significant due diligence and legal costs with no assurance that an acquisition or business opportunity will be consummated after incurring these costs.  If we are unable to identify and complete acquisitions that fit our strategic plans, we may not be able to fully implement our expansion plans.

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

We intend to finance any such business opportunities from available cash on hand, existing credit facilities, issuance of additional stock or additional sources of financing, as circumstances warrant.  We could use a significant portion of our available cash on hand and incur substantial debt or other contingent liabilities in connection with these acquisition opportunities.  The issuance of additional equity securities to finance an acquisition could be substantially dilutive to our current stockholders.  In addition, our profitability may suffer because of acquisition-related costs, debt service requirements or amortization costs for acquired intangible assets.  In addition, if the business opportunities do not perform as expected, we could incur impairment charges related to goodwill or other intangibles we acquire.  If we are not successful in generating additional profits from these transactions, this dilution and these additional costs could cause our Common Stock price to drop.

We are expanding our foreign operations, increasing the possibility that our business could be adversely affected by risks of doing business in foreign countries.

We have significant operations outside of the United States and are currently implementing a strategy to expand our global operations.

Our foreign operations are subject to risks customarily encountered in such operations.  For instance, we may encounter fluctuations in foreign currency exchange rates, differences in the level of protection available for our intellectual property, the impact of differences in language and local business and social customs on our ability to market and sell our products in these markets, the inability to recruit qualified personnel in a specific country or region, more stringent employment regulations and local labor conditions and difficulties in repatriating cash earned in other countries back to the United States.  In addition, we may be affected by U.S. laws and policies that impact foreign trade and investment.  Finally, we may be adversely affected by laws and policies imposed by foreign governments in the countries where we have business operations or sell our products.

A significant percentage of our revenue is derived from a small number of customers, so that the loss of any one of these customers could result in a significant reduction in our revenues and profits.

A majority of our revenue in fiscal 2016 was derived from the sale of systems and solutions to a small number of customers that consist primarily of automotive manufacturers and suppliers in North America, Western Europe and Asia.

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

A large portion of our revenue is generated from a limited number of sizeable orders that are placed by a small number of customers.  If the timing of these orders is delayed from one quarter to the next or from one year to the next, we may experience fluctuations in our quarterly and annual revenues and operating results.  Because our order terms vary from project to project, the application of our revenue recognition accounting policies to our orders can cause the timing for the recognition of revenue from an order to vary significantly.  This may cause our revenues and operating results to vary significantly from quarter to quarter and year to year.

The amount of revenues that we earn in any given quarter may vary based in part on the timing of new vehicle programs in the global automotive industry.  In contrast, many of our operating expenses are fixed and will not vary from quarter to quarter.  As a result, our operating results may vary significantly from quarter to quarter and from year to year.

We are dependent on proprietary technology.  If our competitors develop competing products that violate our intellectual property rights or successfully challenge those rights, our revenues and profits may be adversely affected.

Our products contain features that are protected by patents, trademarks, trade secrets, copyrights and contractual rights.  Despite these protections, there is still a chance that competitors may use these protected features in their products as a result of our inability to keep our trade secrets confidential, or in violation of our intellectual property rights or following a successful challenge to those rights.  The prosecution of infringement claims against third parties and the defense of legal actions challenging our intellectual property rights could be costly and require significant attention from management.  Because of the small size of our management team, this could result in the diversion of management’s attention from day-to-day operations.

There also is the possibility that competitors may develop technology that performs the same functions as our products without infringing upon our exclusive rights.  It is possible that competitors may reverse engineer those features of our products that are not protected by patents, trademarks and trade secrets.  If a competitor is able to reverse engineer an unprotected feature successfully, the competitor may gain an understanding of how our feature works and introduce similar products to compete with our products.

Because our products are sold globally, we are at risk of competitors misappropriating our intellectual property included in those products or reverse engineering those products.  As a result, we may have a more limited ability, and significantly greater costs, to enforce our intellectual property rights in those products.  Constant technological improvement of those products will be particularly important to keep our products competitive in their markets.

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

Our revenues are highly influenced by the sale of products for use in the global automotive market, particularly by manufacturers based in the United States, China and Western Europe.  These manufacturers have experienced periodic downturns in their businesses that could adversely affect their level of purchases of our products.

Due to our significant revenue from the automotive industry, our ability to sell our systems and solutions to automotive manufacturers and suppliers is affected by periodic downturns in the global automotive industry, such as what occurred in 2009-2010.

New vehicle tooling programs are the most important selling opportunity for our automotive-related sales.  The number and timing of new vehicle tooling programs can be influenced by a number of economic factors.  Our customers only launch a limited number of new car programs in any given year because of the time and financial resources required.  From a macro perspective, we continue to assess the global economy and its likely effect on our automotive customers and markets served.  We continue to view the automotive industry’s focus on introducing new vehicles more frequently to satisfy their customers’ changing requirements, as well as their continuing focus on improved quality, as positive indicators for new business.  However, because of periodic economic downturns experienced by our customers, our customers could decide to reduce their number of new car programs.  The automobile industry is a very cost competitive industry.  Pricing pressures could adversely affect the margins we realize on the sale of our products, and ultimately, our profitability.

We have embarked on a strategy to grow our business through diversification into other non-automotive manufacturing sectors where we believe significant opportunity exists for our existing and new products.  Because of the inherent difficulties in diversification, we may not be successful in our efforts.  See “Our future success is dependent upon our ability to implement our long-term growth strategy.”

Global economic conditions may negatively impact our results of operations.

Our revenue levels are impacted by global economic conditions, as we have a significant business in many countries throughout the world.  In fiscal 2016, only 32% of our sales were generated in North America and as a result, a significant decline in global economic conditions could have a material adverse impact on our results of operations.

If the subcontractors we rely on for component parts or products delay deliveries or fail to deliver parts or products meeting our requirements, we may not be able to deliver products to our customers in a timely fashion and our revenues and profits could be reduced.

We rely on subcontractors for certain components of our products, including outside subcontracting assembly houses to produce the circuit boards that we use in our products.  As a result, we have limited control over the quality and the delivery schedules of components or products purchased from third parties.  In addition, we purchase a number of component parts from single source suppliers.  If our supplies of component parts or products meeting our requirements are significantly delayed or interrupted, or our subcontractors choose to terminate their supply contracts, we may not be able to deliver products to our customers in a timely fashion.  This could result in a reduction in revenues and profits for these periods.  The termination of or material change in the purchase terms of any single source supplier could have a similar impact on us.  It is also possible, if our delay in delivering products to our customer is too long, the customer could cancel their order or potentially charge us with penalties, resulting in a permanent loss of revenue and/or profit from that sale.  Although we have not experienced significant supply shortages from single source suppliers in recent years, from time to time, we have experienced significant delays in the receipt of certain components.

Finally, although we believe that alternative suppliers are available, difficulties or delays may arise if we shift manufacturing capacity to new suppliers.

Our ability to increase sales of our new product lines depends on our ability to successfully expand our distribution channels.

With the acquisitions of Coord3 and NMS in fiscal 2015, we expanded our product lines to include the design, manufacture and sale of CMMs.  We market our line of CMMs directly to end users and through distributors and resellers.  Growth of our sales of this product line depends upon our ability to expand our distribution channels by identifying, developing and maintaining relationships with distributors and resellers.  In addition, our distributors and resellers can potentially sell products offered by our competitors.  If we are not able to successfully expand our distribution channels for our CMM products, or if our distributors or resellers do not or are not able to successfully sell our CMM products, our strategic plan to expand our revenues will be adversely affected.

Because of our significant foreign operations, our revenues and profits can vary significantly as a result of fluctuations in the value of the United States Dollar against other currencies.

Products that we sell in foreign markets are sometimes priced in the currency of the country where the customer is located.  To the extent that the U.S. Dollar fluctuates against these currencies, the prices of our products in those countries’ currencies also will fluctuate.  As a result, revenue and profits on the sale of our products could vary based on these fluctuations. Accordingly, we could experience unanticipated gains or losses in our profits that could have a material impact on our results of operations.

In addition, because a significant portion of our assets are denominated in foreign currencies, we face exposure to foreign currency exchange rate fluctuations.  These fluctuations have, in the past, resulted in material adverse foreign currency translations adjustments to our comprehensive net income or loss as well as had a material negative impact on our reported levels of cash and cash equivalents.

A significant amount of our assets represent goodwill and intangible assets, and our net income would be reduced if our goodwill or intangible assets become impaired.

As of June 30, 2016, we had $7.5 million of net goodwill and $5.0 million of net intangible assets.  Our acquisitions of Coord3 and NMS resulted in goodwill as the cost exceeded the fair value of the net tangible and identifiable intangible assets acquired.  Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit.  Intangible assets relate primarily to trademarks, customer relationships and software acquired and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable.  If we determine that any intangible assets or goodwill is impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.  For example, in the third quarter of fiscal 2016, we recorded an impairment charge in the amount of $0.7 million related to previously capitalized software related to a product line that was discontinued.

The occurrence of business system disruptions or information security breaches could adversely affect our business.

To our knowledge, we have not been subject to any material information security breaches; however, many other companies have experienced such breaches because of illegal hacking, computer viruses or acts of vandalism or terrorism.  While we have implemented security measures to protect against such breaches, it is possible that our security measures may not detect or prevent such breaches.  Any such compromise to our information security could result in an interruption in our operations, the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data, the violation of privacy or other laws and the exposure to litigation, any of which could harm our business and operating results.  A disruption to our management information systems could cause significant disruption to our business, including our ability to receive and ship orders, receive and process payments and timely report our financial results.  Any disruption occurring with these systems may have a material adverse effect on our results of operations.

We are subject to risks related to litigation.

From time to time, we are subject to lawsuits and other claims arising out of our business operations.  Adverse judgments in one or more of these lawsuits could require us to pay significant damage amounts.  The outcome of lawsuits is inherently uncertain and typically a loss cannot be reasonably estimated or accrued by us.  Accordingly, if the outcome of a legal proceeding is adverse to us, we would have to record a charge for the matter at the time the legal proceeding is resolved and generally in the full amount at which it is resolved.  In addition, the expenses related to these lawsuits may be significant.  Lawsuits can have a material adverse effect on our business and operating results, particularly where we have not established an accrual or a sufficient accrual for damages, settlements or expenses.  See “Item 3 – Legal Proceedings” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Litigation and Other Contingencies” below for a discussion of our policies in accounting for lawsuits and other claims.

We could become involved in costly litigation alleging patent infringement.

In the past, we had been informed that certain of our customers have received allegations of possible patent infringement involving processes and methods used in our products.  Certain of these customers, including a  customer who was a party to a patent infringement suit relating to this matter, settled such claims.  We believe that the processes used in our products were independently developed without utilizing any previous patented process or technology.  However, it is possible, that in the future, we or our customers could receive allegations of possible patent infringement or could be parties to patent infringement litigation relating to our products.

The defense of patent infringement litigation could be costly and require significant attention from management.  Because of the small size of our management team, this could result in the diversion of management’s attention from day-to-day operations or could have a material adverse effect on our results of operations.

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

Our failure or inability to comply with any of these laws, rules or regulations could subject us to civil or criminal penalties, other remedial measures or financial or regulatory obligations that may adversely affect our results of operations, financial position, reputation or ability to conduct business.  We may receive audit notices or other inquiries from governmental or regulatory authorities, and we may participate in voluntary disclosure programs, related to legal, regulatory or tax compliance matters.  These audits, inquiries or disclosure programs or any non-compliance with applicable laws, rules or regulations could result in our incurring material expense, including investigation costs, defense costs, assessments and penalties, or other consequences that could have a materially adverse effect on our results of operations, financial position, reputation or ability to conduct business.

Failure to comply with U.S. federal, state and international laws and regulations relating to privacy or data protection, or the expansion of current or the enactment of new laws or regulations relating to privacy or data protection, could adversely affect our business and our financial condition.

A variety of U.S. federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data.  Laws and regulations relating to privacy and data protection are evolving and subject to potentially differing interpretations.  These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices.  As a result, our practices may not have complied or many not comply in the future with all such laws, regulations, requirements and obligations.  Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state or international privacy or data protection related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or data protection could adversely affect our reputation and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease using certain data sets.  Any such claim, proceeding or action could hurt our reputation and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties.  We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or data protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the U.S.  The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy and data protection than the U.S.  Individual European Union member countries have discretion with respect to their interpretation and implementation of these laws and the penalties for breach and have their own regulators with differing attitudes towards enforcement, which results in varying privacy standards and enforcement risk from country to country.

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

A number of factors may adversely impact our future effective tax rates, such as the future valuation of our deferred tax assets which are predominantly in the U.S. and the valuation can vary significantly, positively or negatively, depending on future periods of taxable income or taxable losses in each tax jurisdiction in which we operate; the geographic composition of our pre-tax income and the various tax rates in those countries; changes in available tax credits, changes in tax laws and rates, and the repatriation of earnings from outside the U.S. for which we have not previously provided for U.S. taxes.  A change in our effective tax rate can adversely impact our net income.

We may have additional tax liabilities, which could adversely affect our results of operations.

We are subject to income taxes in the U.S. and other jurisdictions, including Germany, Italy and China.  In determining our provisions for income taxes, we make judgments regarding various tax positions reported on our tax returns.  As a result, there are transactions and calculations where the ultimate tax determination is uncertain.  Our tax returns are regularly under audit by tax authorities.  Because of these uncertain tax positions, the final determination of these tax audits could be materially different than is reflected in our financial statements and could have a material adverse effect on our provisions for income taxes, results of operations, or cash flows.

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

The preferred stock could be issued to discourage, delay or prevent a change in control.  This may be beneficial to our management or Board of Directors in a hostile tender offer or other takeover attempt and may have an adverse impact on shareholders who may want to participate in the tender offer or who favor the takeover attempt.

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

The trading price of our stock has been volatile.

The following factors may affect the market price of our Common Stock, which can vary widely over time:

•	announcements of new products by us;
•	announcements of new products by our competitors;
•	variances in our operating results;
•	market conditions in the electronic and sensing industry and/or automotive industry;
•	announcements by our largest customers that have a significant impact on their operations
•	market conditions and stock prices in general; and
•	the volume of our Common Stock traded.

Because of the limited trading in our Common Stock, it may be difficult for shareholders to dispose of a large number of shares of our Common Stock in a short period of time or at then current prices.

Because of the limited number of shares of our Common Stock outstanding and the limited number of holders of our Common Stock, only a limited number of shares of our Common Stock trade on a daily basis.  This limited trading in our Common Stock makes it difficult to dispose of a large number of shares in a short period of time.  In addition, it is possible that the sale by a shareholder of a large number of shares of our Common Stock over an extended period would depress the price of our Common Stock.

Current levels of market volatility adversely impact the market price of our Common Stock.

The capital and credit markets are subject to volatility and disruption. During such a period, the volatility and disruption could reach unprecedented levels, which would exert downward pressures on stock prices, including the market price of our Common Stock.

ITEM 1B:UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:PROPERTIES

Our principal domestic facility consists of a 70,000 square foot building located in Plymouth, Michigan, owned by us.  In addition, we own a 3,100 square meter facility in Torino, Italy.  We lease a 1,576 square meter facility in Munich, Germany, a 209 square meter facility in Prague, Czech Republic, and office space in Sao Paulo, Brazil; Tokyo, Japan; Singapore; Shanghai and Beijing, China; and Chennai, India.  We believe that our current facilities are sufficient to accommodate our requirements through fiscal 2017.

ITEM 3:LEGAL PROCEEDINGS

We are a party to a civil suit filed by 3CEMS, a Cayman Islands and People’s Republic of China corporation, in the U.S. District Court for the Eastern District of Michigan and served on us on or about January 7, 2015.  The suit alleges that Perceptron breached its contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for our discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders from us based upon instructions they claimed to have received from us.  The suit alleged damages of not less than $4.0 million.  We intend to vigorously defend against 3CEMS’ claims.  See Note 6 of the Notes to the Consolidated Financial Statements, “Contingencies” in Item 8 of this Annual Report on Form 10-K.

ITEM 4:MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER

PURCHASES OF EQUITY SECURITIES

Perceptron’s Common Stock is traded on The NASDAQ Stock Market’s Global Market under the symbol “PRCP”.  The following table shows the reported high and low sales prices of Perceptron’s Common Stock for fiscal 2016 and 2015:

	Prices
Fiscal 2016	High	Low
Quarter through September 30, 2015	$10.68	$7.59
Quarter through December 31, 2015	$8.86	$7.28
Quarter through March 31, 2016	$7.83	$4.75
Quarter through June 30, 2016	$5.29	$4.20

Fiscal 2015	High	Low
Quarter through September 30, 2014	$13.46	$9.61
Quarter through December 31, 2014	$10.90	$8.34
Quarter through March 31, 2015	$13.55	$9.73
Quarter through June 30, 2015	$14.21	$9.25

In fiscal 2015, the Board of Directors elected to not pay a dividend and to end our dividend program for the foreseeable future; as a result, no dividend was paid in fiscal 2016.  Based upon a review of our capital allocations, we believe it is better to invest in our growth and diversification strategy rather than a dividend strategy.

See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” – for restrictions on our ability to pay dividends in our Amended and Restated Credit Agreement.

The approximate number of shareholders of record on September 2, 2016, was 130.

The information pertaining to the securities we have authorized for issuance under equity plans is hereby incorporated by reference to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information”.  For more information about our equity compensation plans, see Note 9 of the Notes to the Consolidated Financial Statements, “Stock Based Compensation”, included in Item 8 of this Annual Report on Form 10-K.

STOCK PRICE PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return attained by shareholders on our Common Stock relative to the cumulative total returns of The Nasdaq Stock Market (U.S.) Index (the “Nasdaq U.S. Index”) and a peer group of companies consisting of all U.S. exchange traded companies with standard industrial classification codes 3823 (Industrial Instruments for Measurement, Display, and Control of Process Variables; and Related Products), 3827 (Optical Instruments and Lenses) and 3829 (Measuring and Controlling Devices) (the “Peer Group Index”).  The returns of each company in the Peer Group Index have been weighted according to their respective stock market capitalization.  The graph assumes that the value of the investment in our Common Stock, the Peer Group Index and the Nasdaq U.S. Index was $100 on June 30, 2011 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Perceptron, Inc., the Nasdaq U.S. Index,

and a Peer Group Index

* $100 invested on June 30, 2011 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

CUMULATIVE TOTAL RETURN
	6/30/2011	6/30/2012	6/30/2013	6/30/2014	6/30/2015	6/30/2016
Perceptron, Inc.	100.00	86.48	129.47	213.17	178.91	79.29
Nasdaq U.S. Index	100.00	108.88	128.17	167.42	192.03	191.78
Peer Group Index	100.00	93.35	120.50	158.86	168.65	182.19

The graph displayed above is presented in accordance with applicable legal requirements.  Shareholders are cautioned against drawing any conclusions from the data contained in the graph, as past results are not necessarily indicative of future performance.  The graph in no way reflects our forecast of future financial performance.

The Peer Group consists of the following companies: Schmitt Industries, Inc. (SMIT), Esterline Technologies Corp. (ESL), MKS Instruments, Inc. (MKSI), Sensata Technologies Holding NV (ST), Hurco Companies Inc. (HURC), Abaxis, Inc. (ABAX), II-VI Inc. (IIVI), Electro-Sensors, Inc. (ELSE), KLA–Tencor Corp. (KLAC), Orbotech Ltd. (ORBK), Mocon Inc. (MOCO), Thermo Fisher Scientific, Inc. (TMO), Nova Measuring Instruments Ltd. (NVMI), Sypris Solutions Inc. (SYPR), Camtek, Ltd (CAMT), Mesa Laboratories Inc. (MLAB), Rudolph Technologies Inc. (RTEC), Cognex Corp. (CGNX), Faro Technologies Inc. (FARO), Clearsign Combustion Corp. (CLIR), Keysight Technologies, Inc. (KEYS), Geospace Technologies Corporation (GEOS), Rockwell Automation Inc. (ROK), Cubic Corporation (CUB), Landauer Inc. (LDR), Trimble Navigation Limited (TRMB), MTS Systems Corporation (MTSC), CyberOptics Corp. (CYBE), Sequenom Inc. (SQNM), Danaher Corp. (DHR), Image Sensing Systems, Inc. (ISNS) and Nanometrics Incorporated (NANO), International Isotopes, Inc. (INIS), Implant Sciences Corp. (IMSC), Hickok, Inc. (HICKA), Integral Vision, Inc. (INVI), ProPhotonix Limited (STKR), Elbit Vision Systems Ltd. (EVSNF), Mechanical Technology, Incorporated (MKTY), Universal Dectection Technology (UNDT), Sierra Monitor Corp. (SRMC), Cemtrex Inc. (CETX), Roper Technologies Inc. (ROP) and Mikros Systems Corp (MKRS).

The following company that was included in the Peer Group used in preparing the Stock Price Performance Graph contained in the Company’s 2015 Form 10-K were excluded from the Peer Group used in preparing the graph displayed above: none.

ITEM 6:SELECTED FINANCIAL DATA

The selected Statement of Operations and Balance Sheet data presented below are derived from our Consolidated Financial Statements and should be read in conjunction with our Consolidated Financial Statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Fiscal Years Ended June 30,
Statement of Operations Data	2016	2015 (1)	2014	2013	2012
	(In Thousands, Except Per Share Amounts)
Net sales	$69,135	$74,405	$59,612	$60,886	$57,379
Gross profit	21,139	28,271	24,849	28,120	24,170
Operating income (loss)	(9,384)	(37)	2,942	6,866	5,596
Income (loss) from continuing operations
before income taxes	(9,217)	(835)	3,002	7,531	5,375
Income (loss) from continuing operations	(22,113)	(461)	2,427	6,130	2,827
Discontinued operations	-	-	-	80	(3,160)
Net income (loss)	(22,113)	(461)	2,427	6,210	(333)
Earnings (loss) per basic share:
Continuing operations	$(2.36)	$(0.05)	$0.27	$0.72	$0.34
Discontinued operations	-	-	-	0.01	(0.38)
Net income (loss)	$(2.36)	$(0.05)	$0.27	$0.73	$(0.04)
Earnings (loss) per diluted share:
Continuing operations	$(2.36)	$(0.05)	$0.26	$0.71	$0.34
Discontinued operations	-	-	-	0.01	(0.38)
Net income (loss)	$(2.36)	$(0.05)	$0.26	$0.72	$(0.04)
Weighted average common shares outstanding:
Basic	9,360	9,252	8,983	8,512	8,433
Diluted	9,360	9,252	9,210	8,588	8,433

	As of June 30,
Balance Sheet Data	2016	2015	2014	2013	2012
	(In Thousands, Except Per Share Amounts)
Working capital	$21,326	$32,978	$46,454	$41,294	$35,923
Total assets	67,922	94,938	80,066	73,639	66,259
Long-term taxes payable	1,714	3,056	-	-	-
Shareholders' equity	38,554	60,792	62,780	56,895	52,259
Annual dividend declared per common share	$-	$-	$0.15	$0.15	$-
Special dividend declared per common share	-	-	-	0.25	-
Total dividends declared per common share	$-	$-	$0.15	$0.40	$-

(1) In the third quarter of fiscal 2015, we acquired NMS and Coord3 (see Note 2 in Item 8 of this Annual Report on Form 10-K).

ITEM 7:MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Certain statements in this report, including statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including our expectation as to our fiscal year 2017 and future results, cost savings from our financial improvement plan, operating data, new order bookings, revenue, expenses, net income and backlog levels, trends affecting our future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2017 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Whenever possible, we have identified these forward-looking statements by words such as “target,” “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “prospects,” “outlook” or similar expressions.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, disruptions to our operations due to our financial improvement plan and related headcount reductions and position eliminations, risks associated with changes in our sales strategy and structure, including the impact of such changes on booking and revenue levels and customer purchase decisions, the risk that actual charges from the financial improvement plan differ from the assumptions used in estimating the charges and the risks and uncertainties discussed from time to time in our periodic reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” of this report.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

Executive Summary

Perceptron, Inc. (“Perceptron”, “we”, “us” or “our”) develops, produces and sells a comprehensive range of automated industrial metrology products and solutions to manufacturing organizations for dimensional gauging, dimensional inspection and 3D scanning.  Our primary operations are in North America, Europe and Asia.  We have one operating segment, because all of our products rely on our core laser technology.  However, our products are divided into the following:

•

In-Line and Near-Line Measurement Solutions - engineered metrology systems for industrial automated process control and assembly using fixed and robot mounted laser scanners.  We also provide Value Added Services including training, field service, calibration, launch support services, consulting services, maintenance agreements and repairs related to our In-Line and Near-Line Measurement Solutions.

•

Off-Line Measurement Solutions - tailored metrology products for industrial gauging and dimensional inspection using standalone robot mounted laser scanners and Coordinate Measuring Machines (“CMM”).  We also provide Value Added Services including training, calibration, maintenance agreements and repairs related to our Off-Line Measurement Solutions.

•	3D Scanning Solutions - laser scanner products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment markets.

The largest end-use market we serve is the automotive industry.  New automotive tooling programs represent the most important selling opportunity for our In-Line and Near-Line Measurement Solutions.  The number and timing of new vehicle tooling programs varies based on the plans of the individual automotive manufacturers.  The existing installed base of In-Line and Near-Line Measurement Solutions also provides a continuous revenue stream in the form of system additions, upgrades and modifications as well as Value Added Services such as customer training and support.

Our Off-Line Measurement and 3D Scanning Solutions are used by and targeted to a wide variety of industrial customers, with the automotive industry representing the largest market for industrial metrology products.  We have developed a number of new products in the past year for the 3D Scanning and Off-Line Measurement markets.

In fiscal 2014, we developed a strategic plan designed to expand revenues and increase shareholder value over the longer term.  In fiscal 2015, we made significant progress in implementing this strategic plan.  Specifically, we completed our first acquisitions in over 15 years, introduced numerous new products, launched a global Enterprise Resource Planning (“ERP”) system implementation and diversified our business.

In fiscal 2016, we implemented a broadly focused financial improvement plan that was designed to reduce fixed costs, improve our profitability and cash flow as well as improve our ability to capture the value of the business diversification strategy we started in fiscal 2014.  We expect to realize annual pre-tax savings in the amount of $4.5 million due to our financial improvement plan.

Results of Operations

Fiscal Year Ended June 30, 2016, Compared to Fiscal Year Ended June 30, 2015

Overview –We reported a net loss of $22.1 million, or $2.36 per diluted share, for the fiscal year ended June 30, 2016 compared with net loss of $0.5 million, or $0.05 per diluted share, for the fiscal year ended June 30, 2015.

Bookings – Bookings represent new orders received from our customers.  We expect the level of new orders to fluctuate from period to period and do not believe new order bookings during any particular period are indicative of our future operating performance.

Bookings by geographic location were (in millions):

	Fiscal Year Ended June 30,
	2016		2015		Increase/(Decrease)
Geographic Region
Americas	$24.2	34.2%	$28.5	41.2%	$(4.3)	(15.1%)
Europe	35.6	50.3%	22.9	33.1%	12.7	55.5%
Asia	11.0	15.5%	17.7	25.7%	(6.7)	(37.9%)
Totals	$70.8	100.0%	$69.1	100.0%	$1.7	2.5%

We achieved a record bookings level in fiscal 2016, despite unfavorable currency impact of $0.8 million, primarily due to including a full year of bookings from our CMM products related to our acquisition of the Coord3 brand in the third quarter of fiscal 2015, as well as an increase in Value Added Services.  These increases were partially offset by declines in our In-Line and Near-Line Measurement Solutions as well as 3D Scanning Solutions.  On a geographic basis, bookings in Europe increased primarily due to a $7.9 million increase resulting from the inclusion of CMM bookings for the entire fiscal year compared to only four months in our fiscal year 2015, an increase in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease in our 3D Scanning Solutions.  The decrease in bookings for the Americas was primarily due to a decline in In-Line and Near-Line Measurement Solutions of $6.6 million, partially offset by $2.3 million increase in CMM products.  Bookings in Asia decreased primarily due to a decline in In-Line and Near-Line Measurement Solutions of $6.7 million, an unfavorable currency impact and a decline in 3D Scanning Solutions, partially offset by a $1.3 million increase due to the inclusion of CMM bookings for the entire fiscal year and an increase in Value Added Services of $0.2 million.

Backlog – Backlog represents orders or bookings we have received but have not yet been filled.  We believe that the level of backlog during any particular period is not necessarily indicative of our future operating performance.  Although most of the backlog is subject to cancellation by our customers, we expect to fill substantially all of the orders in our backlog during the next twelve months.

Backlog by geographic location was:

	As of June 30,
	2016		2015		Increase/(Decrease)
Geographic Region
Americas	$12.1	29.8%	$10.4	26.7%	$1.7	16.3%
Europe	19.9	49.0%	15.4	39.6%	4.5	29.2%
Asia	8.6	21.2%	13.1	33.7%	(4.5)	(34.4%)
Totals	$40.6	100.0%	$38.9	100.0%	$1.7	4.4%

The current year ending backlog increased by $1.7 million or 4.4% compared to the ending backlog at June 30, 2015.  The increase in our backlog was primarily due to the increase in our CMM products of $1.1 million, an increase in our Value Added Services of $0.4 million and an increase in our In-Line and Near-Line Measurement Solutions of $0.4 million, partially offset by a decrease in our 3D Scanning Solutions of $0.2 million.  On a geographic basis, the increase in our Europe region’s backlog is primarily as a result of timing of several large orders from our traditional automotive customers for our Measurement Solutions.  The increase in our Americas region is primarily the result of receiving our first orders for our Measurement Solutions in new industries, specifically white goods and aerospace.  The decrease in Asia’s backlog was primarily due to orders being deferred due to the soft economic conditions, primarily in China.

A summary of our operating results is shown below:

	Fiscal Year Ended June 30,
(in millions)	2016	% of Sales	2015	% of Sales

Americas Sales	$22.5	32.6%	$28.4	38.2%
Europe Sales	31.1	45.0%	29.7	39.9%
Asia Sales	15.5	22.4%	16.3	21.9%
Net Sales	$69.1	100.0%	$74.4	100.0%

Cost of Sales	48.0	69.5%	46.1	62.0%

Gross Profit	21.1	30.5%	28.3	38.0%

Operating Expenses
Selling, General and Administrative	20.3	29.4%	20.4	27.4%
Engineering, Research and Development	7.4	10.7%	7.9	10.6%
Severance, Impairment and Other Charges	2.8	4.0%	-	0.0%

Operating Loss	(9.4)	(13.6%)	-	0.0%

Other Income and (Expenses), net
Interest Income (Expense), net	(0.1)	(0.1%)	0.1	0.1%
Foreign Currency Income (Loss), net	0.1	0.1%	(1.2)	(1.6%)
Other Income and (Expense), net	0.2	0.3%	0.3	0.4%

Loss Before Income Taxes	(9.2)	(13.3%)	(0.8)	(1.1%)
Income Tax (Expense) Benefit	(12.9)	(18.7%)	0.3	0.4%

Net Loss	$(22.1)	(32.0%)	$(0.5)	(0.7%)

Sales – Net sales of $69.1 million for fiscal 2016 decreased $5.3 million, or 7.1%, including an unfavorable currency impact of $2.5 million, compared to an extremely strong fiscal 2015 due to several non-recurring large projects that impacted fiscal year 2015 sales.  CMM product sales increased $9.4 million due to the timing of the acquisition of Coord3 during the third quarter of our fiscal year 2015, while our traditional products decreased $14.7 million.  The $5.9 million decrease in the Americas was primarily due to decreases in our In-Line and Near-Line Measurement Solutions of $8.1 million, a decrease in our 3D Scanning Solutions of $0.5 million and a decrease in our Value Added Services of $0.2 million,  partially offset by an increase in our CMM product sales of $2.9 million.  The $1.4 million increase in our Europe region sales was primarily related to an increase in our CMM products of $5.8 million, as well as an increase in our 3D Scanning Solutions of $0.3 million, partially offset by a decrease in our In-Line and Near-Line Measurement Solutions of $4.6 million and a decrease in our Value Added Services of $0.1 million.  The $0.8 million decrease in our Asia region sales was primarily due to a decrease in our In-Line and Near-Line Measurement Solutions of $0.8 million, a decrease in our 3D Scanning Solutions of $0.5 million and a decrease in our Value Added Services of $0.3 million, partially offset by an increase in our CMM products of $0.8 million.

Gross Profit – Gross profit was $21.1 million, or 30.5% of sales, in the fiscal year ended June 30, 2016, as compared to $28.3 million, or 38.0% of sales, in the fiscal year ended June 30, 2015.  The decrease in gross margin percentage was primarily due to the inclusion of the lower-margin CMM product line for a full year in fiscal 2016 as compared to four months in our fiscal year 2015, reduced sales from our higher-margin In-Line and Near-Line Measurement Solutions, as well as the impact of fixed overhead costs on the lower sales levels, partially offset by $0.5 million gain from a settlement received in fiscal year 2016 from one of our service providers as well as $0.4 million in savings realized from our financial improvement plan announced in the third quarter of fiscal 2016.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses of $20.3 million in fiscal 2016, or 29.4% of total sales, were flat compared to SG&A in fiscal 2015 but 27.4% as a percent of sales.  Each year was affected by several significant items.  In fiscal year 2016, the full year inclusion of the CMM product line compared with four months in our fiscal year 2015 increased our SG&A costs by $2.3 million.  Also in fiscal year 2016, we incurred $1.2 million in legal fees on pending legal cases compared to $0.6 million in fiscal 2015.  These items were partially offset by $0.7 million in savings realized from our financial improvement plan announced in the third quarter of fiscal 2016 as well as a  $0.2 million gain from a settlement received in fiscal year 2016 from one of our service providers.  In our fiscal 2015, we incurred $1.6 million in one-time costs related to legal and consulting fees resulting from the acquisitions completed in that fiscal year.  Finally, in our fiscal year 2015, we incurred $0.5 million related to the launch of our new ERP.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $7.4 million in fiscal 2016, compared with $7.9 million in fiscal 2015.  The $0.5 million decrease in fiscal 2016 primarily related to $0.4 million in savings from our financial improvement plan announced in the third quarter of fiscal 2016 as well as a  $0.3 million gain from a settlement received in fiscal year 2016 from one of our service providers, partially offset by an increase of $0.1 million related to product development efforts for our CMM products.

Severance, Impairment and Other Charges – Severance, impairment and other charges for fiscal 2016 were approximately $2.8 million and relate to the financial improvement plan that we announced in the third quarter of fiscal 2016.  This amount primarily related to severance charges from our U.S., Germany and China locations as well as an impairment charge related to capitalized software and related inventory write-down in the combined amount of $0.9 million.  We continue to estimate that the total expenses related to this financial improvement plan will be approximately $3.0 million.

Interest Income (Expense), net – Net interest expense was $0.1 million in fiscal 2016, compared with net interest income of $0.1 million in fiscal 2015.  This change was due to a decrease in interest income, because of lower invested cash balances in fiscal 2016 compared to fiscal 2015, as well as the addition of interest expense on liabilities acquired in the Coord3 acquisition and the borrowings required in the U.S. during the fourth quarter of fiscal 2016.

Foreign Currency Gain (Loss) – Foreign currency gain (loss) was a net gain of $0.1 million in fiscal 2016 compared with a loss of $1.2 million in fiscal 2015.  The loss in fiscal 2015 related primarily to the Japanese Yen, Brazilian Real and Euro.  Foreign currency effects are primarily due to the difference in foreign exchange rates between the time our non-U.S. subsidiaries receive material or services denominated in U.S. dollars and when their local funds are converted to U.S. dollars to remit payment for the material or services received.

Income Tax Expense – Our loss before income taxes was $9.2 million during the fiscal year ended June 30, 2016 compared to loss before income taxes of $0.8 million during the fiscal year ended June 30, 2015.  Our effective tax rate for fiscal year ended June 30, 2016 was (139.9)% on pre-tax loss of $9.2 million resulting in an income tax expense of $12.9 million. Our effective tax rate for fiscal year ended June 30, 2015 was 44.7% on pre-tax loss of $0.8 million resulting in an income tax benefit of $0.3 million. Our fiscal year 2016 effective tax rate is primarily driven by the establishment of a full valuation allowance against our U.S. federal net deferred tax assets in the current year of $14.3 million, and to a lesser extent, the establishment of valuation allowances in Germany and Brazil totaling $2.0 million.  The need for these valuation allowances is described in Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”, included in Item 8 of this Annual Report on Form 10-K.

Results of Operations

Fiscal Year Ended June 30, 2015, Compared to Fiscal Year Ended June 30, 2014

Overview – Fiscal 2015 was a transition year that included the acquisition of two companies during the third quarter of fiscal 2015.  As a result, our fiscal 2015 had expenditures for large, one-time acquisition-related costs and only a partial year of operations for the two acquired companies.    We reported a net loss of $0.5 million, or $0.05 per diluted share, for the fiscal year ended June 30, 2015 compared with net income of $2.4 million, or $0.26 per diluted share, for the fiscal year ended June 30, 2014.

Bookings – Bookings represent new orders received from our customers.  We expect the level of new orders to fluctuate from period to period and do not believe new order bookings during any particular period are indicative of our future operating performance.

Bookings by geographic location were:

	Fiscal Year Ended June 30,
	2015		2014		Increase/(Decrease)
Geographic Region
Americas	$28.5	41.2%	$20.4	29.8%	$8.1	39.7%
Europe	22.9	33.1%	31.9	46.6%	(9.0)	(28.2%)
Asia	17.7	25.7%	16.2	23.6%	1.5	9.3%
Totals	$69.1	100.0%	$68.5	100.0%	$0.6	0.9%

During fiscal 2015, we had a record setting level for bookings from our current operations, with bookings totaling $69.1 million.  This compared with $68.5 million in fiscal 2014, which, at the time, had been the second highest year of bookings from current operations in our history.

The record bookings level in fiscal 2015 was achieved despite a $3.5 million reduction in bookings as a result of re-valuing the European backlog to reflect the lower Euro exchange rate in fiscal 2015 compared to fiscal 2014.  Bookings for fiscal 2015 included $4.6 million for CMM products related to our newly acquired Coord3 brand.   The increase in bookings for the Americas and Asia represented higher orders for our Measurement Solutions.  Asia also had a second year in a row of record bookings.  Bookings in Europe were severely impacted by the lower Euro exchange rate this year versus fiscal 2014.  Europe’s $9.0 million decrease from the record level set in fiscal 2014 was primarily due to lower orders for our In-Line and Near-Line Measurement Solutions, partially offset by $3.8 million in orders from our CMM product line.

Backlog – Backlog represents orders or bookings we have received but have not yet been filled.  We believe that the level of backlog during any particular period is not necessarily indicative of our future operating performance.  Although most of the backlog is subject to cancellation by our customers, we expect to fill substantially all of the orders in our backlog during the next twelve months.

Backlog by geographic location were:

	As of June 30,
	2015		2014		Increase/(Decrease)
Geographic Region
Americas	$10.4	26.7%	$10.3	26.2%	$0.1	1.0%
Europe	15.4	39.6%	17.3	44.0%	(1.9)	(11.0%)
Asia	13.1	33.7%	11.7	29.8%	1.4	12.0%
Totals	$38.9	100.0%	$39.3	100.0%	$(0.4)	(1.0%)

Our backlog was $38.9 million at June 30, 2015 and was our second highest fiscal year ending backlog.  This compares with a backlog of $39.3 million at June 30, 2014, which was, at that time, a record fiscal year ending backlog for us.  The June 30, 2015 ending backlog was down slightly from the June 30, 2014 ending backlog.  The backlog of new CMM product orders was $3.8 million and offset a decrease in other Measurement Solutions of $3.7 million.  Lower Value Added Services and other 3D Scanning Solutions also contributed to the decrease.  Asia’s backlog increased as a result of higher orders for Measurement Solutions.  Europe’s backlog decreased primarily as a result of the re-valuation effect of the lower Euro in fiscal 2015 versus fiscal 2014, which reduced orders in the European backlog by approximately $3.5 million.  Partially offsetting the decrease in Europe were the inclusion of orders for CMM products as a result of the acquisition of Coord3 in February 2015.

A summary of our operating results is shown below:

	Fiscal Year Ended June 30,
(in million)	2015	% of Sales	2014	% of Sales

Americas Sales	$28.4	38.2%	$18.3	30.7%
Europe Sales	29.7	39.9%	27.8	46.6%
Asia Sales	16.3	21.9%	13.5	22.7%
Net Sales	$74.4	100.0%	$59.6	100.0%

Cost of Sales	46.1	62.0%	34.8	58.4%

Gross Profit	28.3	38.0%	24.8	41.6%

Operating Expenses
Selling, General and Administrative	20.4	27.4%	15.2	25.5%
Engineering, Research and Development	7.9	10.6%	6.7	11.2%
Severance, Impairment and Other Charges	-	0.0%	-	0.0%

Operating Income	-	0.0%	2.9	4.9%

Other Income and (Expenses), net
Interest Income (Expense), net	0.1	0.1%	0.2	0.3%
Foreign Currency Income (Loss), net	(1.2)	(1.6%)	(0.1)	(0.2%)
Other Income and (Expense), net	0.3	0.4%	-	0.0%

(Loss) Income Before Income Taxes	(0.8)	(1.1%)	3.0	5.0%
Income Tax Benefit (Expense)	0.3	0.4%	(0.6)	(1.0%)

Net (Loss) Income	$(0.5)	(0.7%)	$2.4	4.0%

Sales – Net sales of $74.4 million for fiscal 2015 increased $14.8 million, or 24.8%, compared with the same period in the prior year.  New CMM product sales represented $5.8 million of the $14.8 million improvement over fiscal 2014.  The balance of $9.0 million came from strong global growth in our traditional products.  Sales in fiscal 2015 also increased in all geographic locations over fiscal 2014.  The sales increase in the Americas and Asia was primarily from higher sales of In-Line and Near-Line Measurement Solutions.  Partially offsetting increased sales for the new CMM products in Europe were lower sales of In-Line and Near-Line Measurement Solutions.  The weaker Euro exchange rate in fiscal 2015 compared to fiscal 2014 had the effect of decreasing European sales by approximately $3.4 million.

Gross Profit – Gross profit was $28.3 million, or 38.0% of sales, in our fiscal year ended June 30, 2015, as compared to $24.8 million, or 41.6% of sales, in our fiscal year ended June 30, 2014.    The lower gross margin percent in fiscal year 2015 versus fiscal year 2014 included the effect of the lower Euro exchange rate, which reduced gross profit approximately $1.7 million dollars.  In fiscal 2015, we also had additional costs related to an accrual of $0.5 million relating to employment status and withholding in a foreign jurisdiction.  Product mix also affected the comparison as the new CMM product sales in fiscal 2015 are at a lower gross margin percentage than our traditional products.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses of $20.4 million in fiscal 2015 were $5.2 million higher than SG&A costs in fiscal 2014.  The increase represented one-time costs totaling $1.6 million for legal and consulting fees related to the acquisitions of Coord3 and NMS by the Company in the third quarter of fiscal 2015.  Also contributing to the increase was $1.4 million related to SG&A activities of these two new businesses since they were acquired.  Costs related to implementing our new ERP system in the U.S. were $0.5 million and will continue into fiscal 2016 as the new ERP system is rolled out globally.  The balance of the cost increase related to higher professional services for legal and consulting and higher personnel related costs.  The weaker Euro exchange rate in fiscal 2015 compared to fiscal 2014 decreased costs in fiscal 2015 by approximately $0.7 million.

Engineering, Research and Development (R&D) Expenses – Engineering and R&D expenses were $7.9 million in fiscal 2015, compared with $6.7 million in fiscal 2014.  The $1.2 million increase in fiscal 2015 primarily related to a $0.5 million for higher engineering materials in support of product development efforts, $0.3 million related to activities of Coord3 and NMS and the balance of the increase related to higher salary, bonus and other personnel related costs.

Interest Income, net – Net interest income was $0.1 million in fiscal 2015, compared with $0.2 million in fiscal 2014.  The decrease in interest income for fiscal year 2015 compared to fiscal 2014 was principally due to higher interest expense related to debt acquired as part of the acquisition of Coord3.  Also contributing to the lower interest income was lower average invested cash balances in 2015 compared to fiscal 2014.

Foreign Currency Gain (Loss) – There was a net foreign currency loss of $1.2 million in fiscal 2015 compared with a loss of $0.1 million in fiscal 2014.  The loss in fiscal 2015 primarily related to the Japanese Yen, Brazilian Real and the Euro.  The loss in fiscal 2014 related primarily to the Yen and Euro.  Foreign currency effects are primarily due to the difference in foreign exchange rates between the time our non-U.S. subsidiaries receive material or services denominated in U.S. dollars and when funds are converted to U.S. dollars to pay for the material or services received.

Income Tax Expense – The effective income tax rate in fiscal 2015 was 44.7% compared to 19.2% in fiscal 2014.  Both fiscal 2015 and 2014 reflected the effect of the mix of pre-tax income and loss across our tax jurisdictions and their respective tax rates.  Affecting the unusual effective tax rate in the fiscal 2014 year was the fact that the United States had a pre-tax loss at an effective tax rate of 40.8% that was partially offset by foreign pre-tax income at a lower effective tax rate of 28.1%.  See Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes”.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures and product development, support working capital requirements, and, when needed, fund operating losses.  In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and borrowings under available credit facilities.

Cash on Hand. Our cash and cash equivalents were $6.8 million at June 30, 2016 compared to $11.5 million at June 30, 2015 and $23.1 million at June 30, 2014.

Cash Flow. The $4.7 million decrease in cash from June 30, 2015 to June 30, 2016 was primarily related to $5.4 million of cash used for   operations and approximately $1.7 million used for capital spending and acquisitions of other long-term assets, partially offset by net sales of short-term investments of $2.4 million.

The $11.6 million decrease in cash and cash equivalents from June 30, 2014 to June 30, 2015 was primarily due to the two acquisitions made in fiscal 2015.  The cash outlay to acquire 100% of the share capital of both companies was $4.2 million.  Following the closing of the transactions, we paid off a short-term bank facility maintained by Coord3 for approximately $2.1 million and paid down certain acquired tax liabilities of Coord3 for $2.3 million.  Additional uses of cash were $4.9 million used for operations, $1.8 million used for capital expenditures and $0.9 million used for other long-term asset purchases.  Partially offsetting the use of cash was cash provided from net sales of short-term investments of $5.8 million and proceeds from stock plans of $0.9 million.  Unfavorable foreign exchange rates decreased cash and cash equivalents by $2.1 million.  We acquired bank debt of $2.1 million as part of the purchase of Coord3.  We paid $1.7 million of this debt in March 2015 and the remaining balance was paid in June 2015.

During fiscal 2016, cash used from operations resulted from a net loss of $22.1 million, partially offset by non-cash items of $16.2 million, which was primarily due to a $12.5 million deferred tax valuation allowance recorded in our fiscal year 2016. Working capital changes reflected an unfavorable change in other current assets and liabilities of $5.7 million and a use of cash of $0.5 million for net purchases of inventories, partially offset by an increase in accounts payable of $1.2 million along with net collections of receivables in the amount of $5.5 million.  The increase in payables represents fluctuations in the timing of payments as we monitor our working capital levels.  The decrease in receivables is primarily due to the collection of past-due receivables from our Asia region as well as the decline in sales in our fiscal fourth quarter of 2016, compared to our fiscal fourth quarter of 2015.  The change in other current assets and liabilities is primarily related to the timing of accrued expense payments and payroll-related items, partially offset by the restructuring reserve recorded for the reduction in force related to the financial improvement plan that was announced in the third quarter of our fiscal 2016.

Financing activities during fiscal year 2016 was primarily due to $0.1 million of cash related to the payments on the note payable related to the manufacturing facility in Italy, offset by cash received under our stock plans of $0.1 million.

Working Capital Reserves. We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During fiscal year 2016, we increased our reserve for inventory obsolescence by a net $0.2 million.  See Note 1, of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies - Inventory”, contained in Item 8 of this Annual Report on Form 10-K.

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay their outstanding balance due to us, and the condition of the general economy and the industry as a whole.  We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  During fiscal year 2016, we increased our allowance for doubtful accounts reserve by a net $0.1 million.  See Note 1, of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Accounts Receivable and Concentration of Credit Risk”, contained in Item 8 of this Annual Report on Form 10-K.

Investments. At June 30, 2016, we had short-term investments totaling $1.5 million, a long-term investment recorded at $0.7 million and long-term time deposits of $0.1 million compared to short-term investments totaling $4.1 million, a long-term investment recorded at $0.7 million and long-term time deposits of $0.1 million at June 30, 2015.  See Note 1, of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, contained in Item 8 of this Annual Report on Form 10-K for further information on our investments and their current valuation.  The market for our long-term investment is currently illiquid.  The long-term time deposits as well as $0.1 million of our short-term investments serve as collateral for bank guarantees that provide financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

Capital Resources. At June 30, 2016, we had $8.3 million in cash, cash equivalents and short-term investments of which $7.3 million or 88.6% was held outside the U.S.  We do not typically repatriate our foreign earnings.

Based on our business plan, we believe our level of cash, cash equivalents, short-term investments, credit facilities and expected cash flows in each jurisdiction is sufficient to fund our 2017 cash flow requirements.  We expect to spend up to approximately $0.8 million during fiscal 2017 for capital expenditures, although there is no binding commitment to do so.

Credit Facilities. We had $0.2 million in short-term notes payable outstanding at June 30, 2016 and no short-term notes payable at June 30, 2015.  We had approximately $0.4 million of long-term debt outstanding at June 30, 2016, and no long-term debt outstanding at June 30, 2015, all of which is included in “Other Long-Term Liabilities” on our Consolidated Balance Sheets.  See Note 4, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

On October 30, 2015, we entered into an Eighth Amendment to our Amended and Restated Credit Agreement with Comerica Bank (“Credit Agreement”).  The Eighth Amendment changed the Credit Agreement to an on-demand line of credit from a committed line of credit that previously required the Company to pay a commitment fee of 0.15% per annum.  This Credit Agreement is cancelable at any time by either Perceptron or Comerica and any amounts outstanding would be immediately due and payable.  The maximum permitted borrowings increased from $6.0 million to $10.0 million.  The borrowing base was amended to add an amount equal to the lesser of 50% of eligible inventory or $4.0 million to the previous formula of the lesser of $6.0 million or 80% of eligible receivables. At June 30, 2016, our maximum borrowing under this facility was approximately $4.0 million.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all of our assets held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  We are required to maintain a Tangible Net Worth of at least $29.0 million, down from the $31.0 million requirement in effect prior to October 30, 2015.  We were not in compliance with the Tangible Net Worth financial covenant at June 30, 2016, however a waiver was obtained from Comerica Bank on August 29, 2016.  We are not allowed to pay cash dividends under the Credit Agreement.  We are also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.  At June 30, 2016, we did not have any borrowings outstanding under the Credit Agreement, however early in the first quarter of fiscal 2017, we borrowed $1.5 million under the Credit Agreement.

At June 30, 2016, our German subsidiary (“GmbH”) had an unsecured credit facility totaling €0.4 million (equivalent to approximately $0.4 million).  The facility allows €0.1 million to be used to finance working capital needs and equipment purchases or capital leases. The facility allows up to €0.3 million to be used for providing bank guarantees.  Any borrowings for working capital needs will bear interest at 4.25%.   Amounts exceeding the limit of €0.1 million will bear interest at 7.15%.  Any outstanding bank guarantees will bear interest at 2.0%.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At June 30, 2016 and 2015, GmbH had no borrowings or bank guarantees outstanding.

During the second quarter of fiscal 2016, Coord3 entered into a secured credit facility totaling €0.2 million (equivalent to approximately $0.2 million), however the facility was canceled in the fourth quarter of fiscal 2016.

During the third quarter of fiscal 2016, Coord3 exercised an option to purchase their current manufacturing facility.  The total remaining principal payments of €0.5 million (equivalent to approximately $0.6 million) payable over the following 36 months at a 7.0% annual interest rate are recorded in “Short-term notes payable” and “Other Long-Term Liabilities” on our Consolidated Balance Sheet at June 30, 2016.

Acquisitions. On January 29, 2015, we consummated the acquisition of 100% of the share capital of NMS, a Czech Republic company, (the “NMS Transactions”).  The aggregate purchase price payable in the NMS Transactions for all of the share capital of NMS was €2.25 million.  The purchase price paid was €1.8 million at closing, €0.3 upon the closing of the Coord3 Transaction, and €0.2 payable 12 months following the closing of the NMS Transactions to the extent not used to cover indemnification obligations of certain of the sellers.  Due to certain events that occurred within the first 12 months after the acquisition was completed, €0.1 million of the contingent purchase price was not paid during our fiscal 2016.  Negotiations with one of the previous owners over this payment continues and final resolution is expected in fiscal 2017.  We funded the purchase price from cash on hand.  A deal consummation fee of €0.3 million was paid to an affiliate of one of the NMS sellers upon the closing of the Coord3 Transaction.  See Note 2 of the Notes to the Consolidated Financial Statements, “Acquisitions”, contained in Item 8 of this Annual Report on Form 10-K for further information regarding the NMS Transactions.

On February 27, 2015, a wholly owned subsidiary of Perceptron acquired 100% of the share capital of Coord3, a wholly owned subsidiary of Coord3 Industries s.r.l., an Italian company, (“Coord3 Transaction”).  The aggregate purchase price payable in the Coord3 Transaction for all of the share capital of Coord3 was €2.0 million.  The purchase price paid was €1.7 million at closing and €0.3 payable 18 months following the closing of the Coord3 Transactions to the extent not used to cover indemnification obligations of the sellers.  Due to certain events that occurred within the first 18 months after the acquisition was completed, the contingent purchase price has not been paid to date.  Negotiations with the previous owner over this payment continues and final resolution is expected in fiscal 2017.  We funded the purchase price from cash on hand.  See Note 2 of the Notes to the Consolidated Financial Statements, “Acquisitions”, contained in Item 8 of this Annual Report on Form 10-K for further information regarding the Coord3 Transaction.

We will evaluate business opportunities that fit our strategic plans.  There can be no assurance that we will identify any opportunities that fit our strategic plans or that we will be able to enter into agreements with identified business opportunities on terms acceptable to us.  We anticipate that we would finance any such business opportunities from available cash on hand, issuance of additional shares of our stock or additional sources of financing, as circumstances warrant.

Commitments and Contingencies. As part of routine evaluation procedures, we identified a potential concern regarding the employment status and withholding for several individuals in one of our foreign jurisdictions.  During fiscal 2015, we estimated a range of the potential financial liability related to this matter of €0.5 million to €1.0 million.  We were not able to reasonably estimate the amount within this range that we would be required to pay for this matter.  As a result, in fiscal 2015, we recorded a reserve of €0.5 million (equivalent to approximately $0.5 million) representing the minimum amount we estimated would be paid.  In the fourth quarter of fiscal 2016, we received the final notice regarding this issue, and as a result, we recorded an additional €0.2 million (equivalent to approximately $0.3 million).

See Item 3, “Legal Proceedings” and Note 6 of the Notes to the Consolidated Financial Statements, “Contingencies”, contained in Item 8 of this Annual Report on Form 10-K, for a discussion of certain other contingencies relating to the Company’s liquidity, financial position and results of operations.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies”.

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

			Less than			More than
		Total	1 Year	1-3 Years	3-5 Years	5 Years

Purchase Obligations	(1)	$14,996	$14,996	$-	$-	$-
Operating Leases	(2)	1,845	1,018	826	1	-
Other Contractual Obligations	(3)	2,743	1,029	1,285	429	-
Note Payable	(4)	565	200	365	-	-
Total		$20,149	$17,243	$2,476	$430	$-

(1)

A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding.  Included in the purchase obligations category above are obligations related to purchase orders for inventory purchases under our standard terms and conditions and under negotiated agreements with vendors.  We expect to receive consideration (products or services) for these purchase obligations.  The purchase obligation amounts do not represent all anticipated purchases in the future, but represent only those items for which we were contractually obligated at June 30, 2016.

(2)	Operating leases represent commitments to lease building space, office equipment and motor vehicles.
(3)

Other contractual obligations referred to above represent government authorized installment payment plans for income and payroll tax liabilities that were acquired by us as part of our purchase of Coord3.  These amounts are reported in our Consolidated Balance Sheet as “Current portion of taxes payable” and “Long-Term Taxes Payable”.  We have excluded deferred income taxes of $1.1 million and $0.8 million of statutory severance liabilities that are included in “Other Long-Term Liabilities” on our Consolidated Balance Sheet because we are unable to reasonably estimate the timing of future payments.

(4)

During the third quarter of fiscal 2016, Coord3 exercised an option to purchase their current manufacturing facility.  The total remaining payments are due over the next 36 months at a 7.0% annual interest rate.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).  Our significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” contained in Item 8 of this Annual Report on Form 10-K.  Our significant accounting policies are subject to judgments and uncertainties, which affect the application of these policies and require us to make estimates based on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances.  On an ongoing basis, we evaluate these estimates and underlying assumptions.  In the event any estimate or underlying assumption proves to be different from actual amounts, adjustments are made in the subsequent period to reflect more current information.  We believe that the following significant accounting policies involve our most difficult, subjective or complex judgments or involve the greatest uncertainty.

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

We also have multiple element arrangements in our Measurement Solutions product line which may include elements such as, equipment, installation, labor support and/or training.  Each element has value on a stand-alone basis and the delivered elements do not include general rights of return.  Accordingly, each element is considered a separate unit of accounting.  When available, we allocate arrangement consideration to each element in a multiple element arrangement based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. When VSOE cannot be established, we attempt to establish the selling price of each element based on relevant third-party evidence.  Our products contain a significant level of proprietary technology, customization or differentiation, therefore, comparable pricing of products with similar functionality cannot typically be obtained.  In these cases, we utilize our best estimate of selling price (“BESP”).  We determine the BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin.

For multiple element arrangements, we defer from revenue recognition the greater of the relative fair value of any undelivered elements of the contract or the portion of the sales price of the contract that is not payable until the undelivered elements are completed.  As part of this evaluation, we limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, including a consideration of payment terms that delay payment until those future deliveries are completed.

Some multiple element arrangements contain installment payment terms with a final payment (“final buy-off”) due upon the completion of all elements in the arrangement or when the customer’s final acceptance is received by us.  We recognize revenue for each completed element of a contract when it is both earned and realizable.  A provision for final customer acceptance generally does not preclude revenue recognition for the delivered equipment element because we rigorously test equipment prior to shipment to ensure it will function in our customer’s environment.  The final acceptance amount is assigned to specific element(s) identified in the contract, or if not specified in the contract, to the last element or elements to be delivered that represent an amount at least equal to the final payment amount.

Our Measurement Solutions are designed and configured to meet each customer’s specific requirements.  Timing for the delivery of each element in the arrangement is primarily determined by the customer’s requirements and the number of elements ordered.  Delivery of all of the multiple elements in an order will typically occur over a three to 15-month period after the order is received.

We do not have price protection agreements or requirements to buy back inventory.  Our history demonstrates that sales returns have been insignificant.

We exercise judgment in connection with the determination of the amount of revenue to be recognized in each period.  Such judgments include, but are not limited to, allocating arrangement consideration to each element in a multiple element arrangement, determining an estimated selling price for each such element, determining the relative fair value of undelivered elements in a multiple element arrangement, determining if customer acceptance criteria preclude revenue recognition and interpreting various commercial terms to determine if all criteria for revenue recognition have been met.  Any material changes in these judgments could impact the timing of revenue recognition, which could have a material effect on our financial position and results of operations.

Goodwill.    Goodwill represents the excess purchase price over the fair value of the net amounts assigned to assets acquired and liabilities assumed in connection with our acquisitions.  Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations”, we are required to test goodwill for impairment annually, or more frequently whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount.  Application of the goodwill impairment test requires judgment, including assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit.

The qualitative events or circumstances that could affect the fair value of a reporting unit could include economic conditions; industry and market considerations, including competition; increases in raw materials, labor, or other costs; overall financial performance such as negative or declining cash flows; relevant entity-specific events such as changes in management, key personnel, strategy, or customers; sale or disposition of a significant portion of a reporting unit; and regulatory or political developments.  Companies have the option under ASC Topic 350 “Intangibles – Goodwill and Other” to evaluate goodwill based upon these qualitative factors, and if it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, then no further goodwill impairment tests are necessary.  If the qualitative review indicates it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a two-step quantitative impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any.  In fiscal year 2016, we elected the two-step quantitative goodwill impairment test.

Step 1 is to identify potential impairment by comparing fair value of a reporting unit with its carrying value, including goodwill.  If the fair value is lower than the carrying value, this is an indication of goodwill impairment and Step 2 must be performed.  Under Step 2, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  This analysis requires significant judgment in developing assumptions, such as estimating future cash flows, which is dependent on internal forecasts, estimating the long-term rate of growth for our business, estimating the useful life over which cash flows will occur and calculating our weighted average cost of capital.  The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, foreign currency fluctuations and other factors.  Changes in these estimates and assumptions could materially affect the determination of fair value and could result in goodwill impairment for a reporting unit, negatively impacting our results of operations for the period and financial position.

Intangible Assets.    Intangible Assets are susceptible to shortened estimated useful lives and changes in fair value due to changes in their use, market or economic changes, or other events or circumstances. We evaluate the potential impairment of these intangible assets whenever events or circumstances indicate their carrying value may not be recoverable.  Factors that could trigger an impairment review include historical or projected results that are less than the assumptions used in the original valuation of an intangible asset, a change in our business strategy or our use of an intangible asset or negative economic or industry trends.

If an event or circumstance indicates that the carrying value of an intangible asset may not be recoverable, we assess the recoverability of the asset by comparing the carrying value of the asset to the sum of the undiscounted future cash flows that the asset is expected to generate over its remaining economic life. If the carrying value exceeds the sum of the undiscounted future cash flows, we compare the fair value of the intangible asset to the carrying value and record an impairment loss for the difference.  We generally estimate the fair value of our intangible assets using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental.  Actual future operating results and remaining economic lives of our intangible assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of our intangible assets in future periods, negatively impacting our financial position and results of operations.

Deferred Income Taxes.    Deferred income tax assets and liabilities represent the estimated future income tax effect in each jurisdiction that we operate of temporary differences between the book and tax basis of our assets and liabilities, assuming they will be realized and settled at the amounts reported in our financial statements.  We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized.  This assessment includes consideration of cumulative losses in recent years, the scheduled reversal of temporary taxable differences, projected future taxable income and the impact of tax planning.  We adjust this valuation allowance periodically based upon changes in these considerations.  See Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes” contained in Item 8 of this Annual Report on Form 10-K.  If actual long-term future taxable income is lower than our estimates, or we revise our initial estimates, we may be required to record material adjustments to our deferred tax assets, resulting in a charge to income in the period of determination and negatively impacting our financial position and results of operations.

Litigation and Other Contingencies.    From time to time, we are subject to certain legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty.  We accrue for estimated losses if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  We use judgment and evaluate, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded.  The outcome of legal proceedings and other contingencies is inherently uncertain and therefore a loss cannot always be reasonably estimated.  Accordingly, if the outcome of legal proceedings and other contingencies is different than we anticipate, we would have to record a charge for the matter, potentially in the full amount at which it was resolved, in the period resolved, negatively impacting our results of operations and financial position for the period.   See Note 6 of the Notes to the Consolidated Financial Statements, “Contingencies” contained in Item 8 of this Annual Report on Form 10-K for a discussion of current material claims.

Stock-Based Compensation.  The Company accounts for non-cash stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation".  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the number of share-based awards that are expected to be forfeited.  The estimated forfeiture rate may change from time to time based upon our actual experience.  An increase in the forfeiture rate would require us to reverse a portion of our prior expense for non-cash stock-based compensation, which would positively impact our results of operations.  Because we currently experience a low forfeiture rate, a reduction in the estimated forfeiture rate would not have a material impact on our results of operations.

Market Risk Information

Our primary market risk is related to foreign exchange rates.  The foreign exchange risk is derived from our operations outside the U.S., which are primarily located in Germany, Italy and China.  We may, from time to time, have interest rate risk in connection with the investment of our available cash balances.

Foreign Currency Risk

We have foreign currency exchange risk in our international operations arising from the time period between sales commitment and delivery for contracts in currencies other than the U.S. Dollar. For sales backlog entered into in currencies other than the U.S. Dollar, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150-day range.  At June 30, 2016, our backlog in currencies other than the U.S. Dollar was approximately 70.5% or $28.6 million, compared to 74.4% or $28.9 million at June 30, 2015.   We are most vulnerable to changes in U.S. Dollar/Euro, U.S. Dollar/Chinese Yuan and U.S. Dollar/Japanese Yen exchange rates.

Our potential loss in net income that would result from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. Dollars for the fiscal years ended June 30, 2016, 2015 and 2014, would have been approximately $0.7 million, $0.1 million and $0.4 million, respectively.  This sensitivity analysis assumes there are no changes other than the exchange rates.  This analysis has inherent limitations, including that it disregards the possibility that (i) the exchange rates of multiple foreign currencies may not always move in the same direction or the percentage relative to the value of the U.S. Dollar and (ii) changes in exchange rates may impact the volume of sales.

Interest Rate Risk

We invest our cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less.  A 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of our cash and cash equivalents.  As a result, we do not currently hedge these interest rate exposures.

Uncertainties in Credit Markets

At June 30, 2016, we hold a long-term investment in preferred stock that is not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Our long-term investment is subject to risk due to a decline in value of the investment.  The investment is currently recorded at $0.7 million after consideration of impairment charges recorded in fiscal 2008 and 2009.

Based on our current business plan, cash and cash equivalents as well as our short-term investments of $8.3 million at June 30, 2016 and our existing unused credit facilities, we do not currently anticipate that the lack of liquidity in this long-term investment will affect our ability to operate or fund our currently anticipated fiscal 2017 cash flow requirements.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – New Accounting Pronouncements” contained in Item 8 of this Annual Report on Form 10-K.

ITEM 8:FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Perceptron, Inc.

Plymouth, Michigan

We have audited the accompanying consolidated balance sheets of Perceptron, Inc. as of June 30, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perceptron, Inc. at June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perceptron, Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 9, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

September 9, 2016

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amount)

	As of June 30,
	2016	2015

ASSETS

Current Assets
Cash and cash equivalents	$6,787	$11,502
Short-term investments	1,474	4,134
Receivables:
Billed receivables, net of allowance for doubtful accounts	23,627	29,182
of $269 and $214, respectively
Other receivables	448	904
Inventories, net of reserves of $1,608 and $1,436, respectively	12,172	11,898
Short-term deferred income tax asset	1,031	2,067
Other current assets	1,170	1,732
Total current assets	46,709	61,419

Property and Equipment
Building and land	7,708	6,529
Machinery and equipment	15,876	15,078
Furniture and fixtures	1,130	1,123
Gross property and equipment	24,714	22,730
Less - Accumulated depreciation	(16,788)	(15,890)
Net property and equipment	7,926	6,840

Goodwill	7,500	7,499
Intangible Assets, Net	5,017	6,685
Long-Term Investments	770	827
Long-Term Deferred Income Tax Asset	-	11,668

Total Assets	$67,922	$94,938

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$8,801	$7,723
Accrued liabilities and expenses	4,391	5,761
Accrued compensation	1,789	3,001
Current portion of taxes payable	1,029	1,450
Short-term deferred income tax liability	500	289
Income taxes payable	148	1,251
Short-term notes payable	200	-
Restructuring reserve	814	-
Deferred revenue	7,711	8,966
Total current liabilities	25,383	28,441

Long- Term Taxes Payable	1,714	3,056
Long-Term Deferred Income Tax Liability	1,131	1,509
Other Long-Term Liabilities	1,140	1,140

Total Liabilities	$29,368	$34,146

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	$-	$-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,370 and 9,348, respectively	94	93
Accumulated other comprehensive loss	(3,220)	(2,371)
Additional paid-in capital	45,738	45,015
Retained (deficit) earnings	(4,058)	18,055
Total shareholders' equity	38,554	60,792

Total Liabilities and Shareholders' Equity	$67,922	$94,938

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended June 30,
	2016	2015	2014

Net Sales	$69,135	$74,405	$59,612
Cost of Sales	47,996	46,134	34,763
Gross Profit	21,139	28,271	24,849

Operating Expenses
Selling, general and administrative	20,316	20,397	15,216
Engineering, research and development	7,381	7,911	6,691
Severance, impairment and other charges	2,826	-	-
Total operating expenses	30,523	28,308	21,907

Operating (Loss) Income	(9,384)	(37)	2,942

Other Income and (Expense)
Interest income (expense), net	(148)	138	188
Foreign currency income (loss), net	144	(1,186)	(127)
Other income and (expense), net	171	250	(1)
Total other income (expense)	167	(798)	60

(Loss) Income Before Income Taxes	(9,217)	(835)	3,002

Income Tax (Expense) Benefit	(12,896)	374	(575)

Net (Loss) Income	$(22,113)	$(461)	$2,427

Net (Loss) Income Per Common Share - Basic	$(2.36)	$(0.05)	$0.27

Net (Loss) Income Per Common Share - Diluted	$(2.36)	$(0.05)	$0.26

Weighted Average Common Shares Outstanding
Basic	9,360	9,252	8,983
Dilutive effect of stock options	-	-	227
Diluted	9,360	9,252	9,210

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)

	Years ended June 30,
	2016	2015	2014

Net (Loss) Income	$(22,113)	$(461)	$2,427
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(849)	(2,944)	667

Comprehensive (Loss) Income	$(22,962)	$(3,405)	$3,094

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

	Years Ended June 30,
	2016	2015	2014

Cash Flows from Operating Activities
Net (loss) income	$(22,113)	$(461)	$2,427
Adjustments to reconcile net (loss) income to net cash (used for) provided from operating activities:
Depreciation and amortization	2,137	1,098	726
Stock compensation expense	649	507	515
Asset impairment and related inventory write-down	858	-	-
Deferred income taxes	12,521	(2,272)	(1,117)
(Gain) loss on disposal of assets	201	652	(165)
Allowance for doubtful accounts	(128)	3	(33)
Changes in assets and liabilities, net of businesses acquired
Receivables	5,496	(7,814)	2,881
Inventories	(537)	(2,268)	(147)
Accounts payable	1,201	205	(558)
Other current assets and liabilities	(5,733)	5,424	532
Net cash (used for) provided from operating activities	(5,448)	(4,926)	5,061

Cash Flows from Investing Activities
Acquisition of businesses	-	(4,205)	-
Purchases of short-term investments	(3,353)	(5,787)	(23,748)
Sales of short-term investments	5,788	11,621	26,661
Capital expenditures	(1,641)	(1,789)	(678)
Acquisitions of long-term assets	(129)	(861)	-
Net cash provided from (used for) investing activities	665	(1,021)	2,235

Cash Flows from Financing Activities
Proceeds from (payments to) short-term credit borrowings, net	(83)	(4,414)	-
Proceeds from stock plans	75	910	3,648
Payment of cash dividend	-	-	(1,372)
Net cash provided from (used for) financing activities	(8)	(3,504)	2,276

Effect of Exchange Rate Changes on Cash and Cash Equivalents	76	(2,117)	134

Net (Decrease) Increase in Cash and Cash Equivalents	(4,715)	(11,568)	9,706
Cash and Cash Equivalents, July 1	11,502	23,070	13,364
Cash and Cash Equivalents, June 30	$6,787	$11,502	$23,070

Non-Cash Investing and Financing Activity:
Debt related to Purchase of Building	$585	$-	$-
Deferred Purchase Price	$-	$555	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$261	$91	$-
Cash paid during the year for income taxes	$1,144	$915	$1,072

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)

			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	Paid-In	Retained	Shareholders'
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity

Balances, June 30, 2013	8,619	$86	$(94)	$39,442	$17,461	$56,895

Net income					2,427	2,427
Other comprehensive income			667			667
Dividend					(1,372)	(1,372)
Stock-based compensation				515		515
Stock plans	530	5		3,643		3,648

Balances, June 30, 2014	9,149	$91	$573	$43,600	$18,516	$62,780

Net loss					(461)	(461)
Other comprehensive loss			(2,944)			(2,944)
Stock-based compensation				507		507
Stock plans	199	2		908		910

Balances, June 30, 2015	9,348	$93	$(2,371)	$45,015	$18,055	$60,792

Net loss					(22,113)	(22,113)
Other comprehensive loss			(849)			(849)
Stock-based compensation				649		649
Stock plans	22	1		74		75

Balances, June 30, 2016	9,370	$94	$(3,220)	$45,738	$(4,058)	$38,554

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.Summary of Significant Accounting Policies

Operations

Perceptron, Inc. (“Perceptron” “we”, “us” or “our”) develops, produces and sells a comprehensive range of automated industrial metrology products and solutions to manufacturing organizations for dimensional gauging, dimensional inspection and 3D scanning products.  Our products provide solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement, scanning and inspection applications. We also offer Value Added Services such as training and customer support services.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The consolidated financial statements include the accounts of Perceptron and our wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements include the results of our acquisitions of Next Metrology Software s.r.o. (“NMS”), which was consummated on January 29, 2015, and Coord3 s.r.l. (“Coord3”), which was consummated on February 27, 2015, from their acquisition dates.  See Note 2, “Acquisitions”, below.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

We also have multiple element arrangements in our Measurement Solutions product line which may include elements such as, equipment, installation, labor support and/or training.  Each element has value on a stand-alone basis and the delivered elements do not include general rights of return.  Accordingly, each element is considered a separate unit of accounting.  When available, we allocate arrangement consideration to each element in a multiple element arrangement based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. When VSOE cannot be established, we attempt to establish the selling price of each element based on relevant third-party evidence.  Our products contain a significant level of proprietary technology, customization or differentiation, therefore, comparable pricing of products with similar functionality cannot be obtained.  In these cases, we utilize our best estimate of selling price (“BESP”).  We determine the BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin.

For multiple element arrangements, we defer from revenue recognition the greater of the relative fair value of any undelivered elements of the contract or the portion of the sales price of the contract that is not payable until the undelivered elements are completed.  As part of this evaluation, we limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, including a consideration of payment terms that delay payment until those future deliveries are completed.

Some multiple element arrangements contain installment payment terms with a final payment (“final buy-off”) due upon the completion of all elements in the arrangement or when the customer’s final acceptance is received.  We recognize revenue for each completed element of a contract when it is both earned and realizable.  A provision for final customer acceptance generally does not preclude revenue recognition for the delivered equipment element because we rigorously test equipment prior to shipment to ensure it will function in our customer’s environment.  The final acceptance amount is assigned to specific element(s) identified in the contract, or if not specified in the contract, to the last element or elements to be delivered that represent an amount at least equal to the final payment amount.

Our Measurement Solutions are designed and configured to meet each customer’s specific requirements.  Timing for the delivery of each element in the arrangement is primarily determined by the customer’s requirements and the number of elements ordered.  Delivery of all of the multiple elements in an order will typically occur over a three to 15-month period after the order is received.

We do not have price protection agreements or requirements to buy back inventory.  Our history demonstrates that sales returns have been insignificant.

Research and Development

In fiscal year 2015 and the first half of fiscal 2016, in connection with our NMS acquisition, costs incurred after technological feasibility for certain new products were capitalized.  In the third quarter of fiscal 2016, we recorded an impairment charge of $694,000 for one of these products. The remaining capitalized costs will continue to be amortized to cost of goods sold over the estimated lives of these products.  All other research and development costs, including future software development costs, are expensed as incurred.

Foreign Currency

The financial statements of our wholly-owned foreign subsidiaries are translated in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, “Foreign Currency Translation Matters”.  The functional currency of most of our non-U.S. subsidiaries is the local currency.  Under this standard, translation adjustments are accumulated in a separate component of shareholders’ equity until disposal of the subsidiary.  Gains and losses on foreign currency transactions are included in our Consolidated Statement of Operations under “Foreign currency income (loss), net”.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Other obligations, such as stock options and restricted stock awards, are considered to be potentially dilutive common shares.  Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive.  The calculation of diluted shares also takes into effect the average unrecognized non-cash stock-based compensation expense and additional adjustments for tax benefits related to non-cash stock-based compensation expense.  Furthermore, we exclude all options to purchase common stock from the computation of diluted EPS in periods of net losses because the effect is anti-dilutive.

Options to purchase 194,000,  181,000 and 196,000 shares of common stock, for the fiscal years ended June 30, 2016, 2015 and 2014, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.  Fair value approximates carrying value because of the short maturity of the cash equivalents.  At June 30, 2016, we had $6,787,000 in cash and cash equivalents of which $5,849,000 was held in foreign bank accounts.  We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.

Accounts Receivable and Concentration of Credit Risk

We market and sell our products principally to automotive manufacturers, line builders, system integrators, original equipment manufacturers and value-added resellers.  Our accounts receivable are principally from a small number of large customers.  We perform ongoing credit evaluations of our customers.  Accounts receivable are generally due within 30 to 60 days and are stated at amounts due from customers, net of an allowance for doubtful accounts.  Accounts receivable outstanding longer than the contractual payment terms are considered past due.  We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay their outstanding balance due to us, and the condition of the general economy and the industry as a whole.  We write-off accounts receivable when they become uncollectible; payments subsequently received on such receivables are included in the allowance for doubtful accounts.  Changes in our allowance for doubtful accounts are as follows (in thousands):

	Beginning	Costs and		Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2016	$214	$137	$(82)	$269
Fiscal year ended June 30, 2015	$146	$36	$32	$214
Fiscal year ended June 30, 2014	$174	$(34)	$6	$146

Short-Term and Long-Term Investments

We account for our investments in accordance with ASC 320, “Investments – Debt and Equity Securities”.  Investments with a term to maturity between three months to one year are considered short-term investments and are classified as available-for-sale investments. Investments with a term to maturity beyond one year may be classified as available for sale if we reasonably expect the investment to be realized in cash or sold or consumed during the normal operating cycle of the business.  Investments are classified as held-to-maturity if the term to maturity is greater than one year and we have the intent and ability to hold such investments to maturity. All investments are initially recognized at fair value.  Subsequent measurement for available-for-sale investments is recorded at fair value.  Unrealized gains and losses on available-for-sale investments are recorded in other comprehensive income. Held-to-maturity investments are subsequently measured at amortized cost.  At each balance sheet date, we evaluate all investments for possible other-than-temporary impairment which involves significant judgment. In making this judgment, we review factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and our ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any losses determined to be other-than-temporary are charged as an impairment loss and recorded in earnings. If market, industry, and/or investee conditions deteriorate, future impairments may be incurred.

At June 30, 2016, we held a long-term investment in preferred stock that is not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal 2008 and 2009.  We estimated that the fair market value of this investment at June 30, 2016 exceeded $725,000 based on an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs, (i) the underlying structure of the security; (ii) the present value of the future principal discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of the security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.

As of June 30, 2016, we had restricted cash held in both short-term and long-term bank guarantees.  These guarantees provide financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income. As of June 30, 2016 and June 30, 2015 we had short-term bank guarantees of $77,000 and $238,000 respectively, and long-term bank guarantees of $45,000 and $102,000 respectively.

The following table presents our Short-term and Long-term Investments by category (in thousands):

	June 30, 2016
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantee	$77	$77
Mutual Funds	29	29
Time/Fixed Deposits	1,368	1,368
Total Short-Term Investments	$1,474	$1,474

Long-Term Investments
Time Deposits	$45	$45
Preferred Stock	3,700	725
Total Long-Term Investments	$3,745	$770

Total Investments	$5,219	$2,244

	June 30, 2015
Short-Term Investments	Cost	Fair Value or Carrying Value
Bank Guarantee	$238	$238
Mutual Funds	34	34
Time/Fixed Deposits	3,862	3,862
Total Short-Term Investments	$4,134	$4,134

Long-Term Investments
Time Deposits	$102	$102
Preferred Stock	3,700	725
Total Long-Term Investments	$3,802	$827

Total Investments	$7,936	$4,961

Inventory

Inventory is stated at the lower of cost or market.  The cost of inventory is determined by the first-in, first-out (“FIFO”) method.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.  When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review. Inventory, net of reserves of $1,608,000 and $1,436,000 at June 30, 2016 and June 30, 2015, respectively, is comprised of the following (in thousands):

	At June 30,
	2016	2015
Component parts	$5,054	$4,694
Work in process	3,461	1,989
Finished goods	3,657	5,215
Total	$12,172	$11,898

Changes in our reserve for obsolescence is as follows (in thousands):

	Beginning	Costs and		Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2016	$1,436	$465	$(293)	$1,608
Fiscal year ended June 30, 2015	$1,185	$44	$207	$1,436
Fiscal year ended June 30, 2014	$1,124	$342	$(281)	$1,185

Financial Instruments

The carrying amounts of our financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and amounts due to banks or other lenders, approximate their fair values at June 30, 2016 and 2015.  See “Short-Term and Long-Term Investments” for a discussion of our investments.  Fair values have been determined through information obtained from market sources and management estimates.

We follow the provisions of ASC 820, “Fair Value Measurements and Disclosures” for all financial assets and liabilities as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Our financial instruments include investments classified as available for sale, mutual funds, fixed deposits and certificate of deposits at June 30, 2016.

ASC 820 establishes a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect our assumptions of market participant valuation (unobservable inputs).  These two types of inputs create the following fair value hierarchy:

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

The following table presents our investments at June 30, 2016 and 2015 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820 (in thousands).

Description	June 30, 2016	Level 1	Level 2	Level 3
Mutual funds	$29	$29	$-	$-
Fixed deposits and certificates of deposit	1,490	-	1,490	-
Preferred Shares	725	-	-	725
Total	$2,244	$29	$1,490	$725

Description	June 30, 2015	Level 1	Level 2	Level 3
Mutual funds	$34	$34	$-	$-
Fixed deposits and certificates of deposit	4,202	-	4,202	-
Preferred Shares	725	-	-	725
Total	$4,961	$34	$4,202	$725

During fiscal years 2016 and 2015, we did not record any other-than-temporary impairments on our financial assets required to be measured on a recurring basis.

Property and Equipment

Property and equipment are recorded at historical cost.  Depreciation related to machinery and equipment and furniture and fixtures is primarily computed on a straight-line basis over estimated useful lives ranging from 3 to 15 years.  Depreciation on buildings is computed on a straight-line basis over 40 years.  Depreciation on building improvements is computed on a straight-line basis over estimated useful lives ranging from 10 to 15 years.  Our depreciation expense for the years ended June 30, 2016, 2015, and 2014 was $1,016,000,  $770,000, and $726,000, respectively.

When assets are retired, the costs of such assets and related accumulated depreciation or amortization are eliminated from the respective accounts and the resulting gain or loss is reflected in the Consolidated Statement of Operations in “Other income (expense), net”.

Goodwill

Goodwill represents the excess purchase price over the fair value of the net amounts assigned to assets acquired and liabilities assumed in connection with our acquisitions.  Under ASC Topic 805 “Business Combinations”, we are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount.  Application of the goodwill impairment test requires judgment, including assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit.

The qualitative events or circumstances that could affect the fair value of a reporting unit could include economic conditions; industry and market considerations, including competition; increases in raw materials, labor, or other costs; overall financial performance such as negative or declining cash flows; relevant entity-specific events such as changes in management, key personnel, strategy, or customers; sale or disposition of a significant portion of a reporting unit and regulatory or political developments.  Companies have the option under ASC Topic 350 “Intangibles – Goodwill and Other” to evaluate goodwill based upon these qualitative factors, and if it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, then no further goodwill impairment tests are necessary.  If the qualitative review indicates it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a two-step quantitative impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any.  In fiscal year 2016, we elected the two-step quantitative goodwill impairment test.

Step 1 is to identify potential impairment by comparing fair value of a reporting unit with its carrying value, including goodwill.  If the fair value is lower than the carrying value, this is an indication of goodwill impairment and Step 2 must be performed.  Under Step 2, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  This analysis requires significant judgment in developing assumptions, such as estimating future cash flows, which is dependent on internal forecasts, estimating the long-term rate of growth for our business, estimating the useful life over which cash flows will occur and calculating our weighted average cost of capital.  The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, foreign currency fluctuations and other factors.  Changes in these estimates and assumptions could materially affect the determination of fair value and could result in goodwill impairment for a reporting unit, negatively impacting the Company’s results of operations for the period and financial position.

During the fourth quarter of fiscal year 2016, we completed Step 1 of our goodwill impairment testing.  Based on the results of this test, the fair value of our reporting unit exceeded our carrying value by 12%.  As a result, no impairment loss was recognized.

The balance of goodwill as of June 30, 2015 was $7,499,000.  Goodwill is recorded on the local books of Coord3 and NMS and foreign currency effects will continue to impact the balance of goodwill in future periods.  As of June 30, 2016, our goodwill balance is $7,500,000 due to the change in foreign currency rates from June 30, 2015 to June 30, 2016.

Intangible Assets

We acquired intangible assets in addition to goodwill in connection with the acquisitions of Coord3 and NMS. These assets are susceptible to shortened estimated useful lives and changes in fair value due to changes in their use, market or economic changes, or other events or circumstances. We evaluate the potential impairment of these intangible assets whenever events or circumstances indicate their carrying value may not be recoverable.  Factors that could trigger an impairment review include historical or projected results that are less than the assumptions used in the original valuation of an intangible asset, a change in our business strategy or our use of an intangible asset or negative economic or industry trends.

If an event or circumstance indicates that the carrying value of an intangible asset may not be recoverable, we assess the recoverability of the asset by comparing the carrying value of the asset to the sum of the undiscounted future cash flows that the asset is expected to generate over its remaining economic life. If the carrying value exceeds the sum of the undiscounted future cash flows, we compare the fair value of the intangible asset to the carrying value and record an impairment loss for the difference.  We generally estimate the fair value of our intangible assets using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows, and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental. Actual future operating results and the remaining economic lives of our other intangible assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of other intangible assets in future periods.

During the third quarter of fiscal 2016, we determined that one of our product lines was not viable in the market.  As a result of this determination, the unamortized software development costs associated with this product line was written off in the amount of $694,000 and included in “Severance, Impairment and Other Charges” on our Consolidated Statement of Operations (see Note 12 for further discussion).

The amortization periods for customer/distributor relationships, trade name and software are five years, ten years and five years, respectively.  Collectively, the weighted average amortization period of intangible assets subject to amortization is approximately 5.0 years.  The intangible assets are amortized over the period of economic benefit or on a straight line basis.  Our intangible assets as of June 30, 2016 are as follows (in thousands):

	June 30,		June 30,	June 30,		June 30,
	2016		2016	2015		2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/Distributor Relationships	$3,170	$(847)	$2,323	$3,172	$(211)	$2,961
Trade Name	2,461	(328)	2,133	2,463	(82)	2,381
Software	676	(181)	495	1,249	(12)	1,237
Other	118	(52)	66	120	(14)	106
Total	$6,425	$(1,408)	$5,017	$7,004	$(319)	$6,685

Amortization expense for the fiscal years ended June 30, 2016, 2015 and 2014 was $1,121,000,  $328,000 and $0, respectively.

The estimated amortization of the remaining intangible assets by year is as follows (in thousands):

Years Ending June 30,	Amount
2017	1,058
2018	1,080
2019	1,061
2020	668
2021	246
after 2021	904
$5,017

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and the effects of operating losses and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or future deductibility is uncertain (see Note 10 for further discussion).

Warranty

Our Measurement Solutions generally carry a one to three-year warranty for parts and a one-year warranty for labor and travel related to warranty.  Product sales to the forest products industry carry a three-year warranty for TriCam® sensors.  Sales of ScanWorks® have a one-year warranty for parts.  Sales of WheelWorks® products have a two-year warranty for parts.  We provide a reserve for warranty based on our experience and knowledge.  Factors affecting our warranty reserve include the number of units sold or in-service as well as historical and anticipated rates of claims and cost per claim.  We periodically assess the adequacy of our warranty reserve based on changes in these factors.  If a special circumstance arises which requires a higher level of warranty, we make a special warranty provision commensurate with the facts.  Changes to our warranty reserve is as follows (in thousands):

	Beginning	Costs and		Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2016	$170	$200	$(60)	$310
Fiscal year ended June 30, 2015	$87	$268	$(185)	$170
Fiscal year ended June 30, 2014	$63	$305	$(281)	$87

Self–Insurance

We are self-insured for health, vision and short-term disability costs up to a certain stop-loss level per claim and on an aggregate basis of a percentage of estimated annual costs.  The estimated liability is based upon review by management and an independent insurance consultant of claims filed and claims incurred but not yet reported.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In May 2016, FASB updated the guidance in ASU No. 2014-09.  The amendments to not change the core principle of the guidance rather, they seek only to update implementation of the certain narrow topics within ASU 2014-09.  Further, in March 2016, the FASB issued the final guidance to clarify the principal versus agent guidance (i.e., whether an entity should report revenue gross or net).  Finally, in April 2016, the FASB issued the final guidance to clarify identifying performance obligation and the licensing implementation guidance.  These standards will be effective for annual periods beginning after December 15, 2017 (as amended in August 2015, by ASU 2015-14, Deferral of the Effective Date), and interim periods therein, using either of the following transition methods:  (i) a full retrospective approach reflecting the applications of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in fiscal year 2019.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which changes the measurement of inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  There were also amendments to the guidance to more clearly articulate the requirements for the measurement and disclosure of inventory.  ASU 2015-11 is effective for Perceptron on July 1, 2017 and is not expected to have a significant impact on our consolidated financial statements or disclosures.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  ASU 2015-16 is effective beginning for Perceptron on July 1, 2016 and is not expected to have a significant impact on our consolidated financial statements or disclosures.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which requires all deferred tax assets and liabilities, included related valuation allowances, be classified as non-current on our consolidated balance sheets.  ASU 2015-17 is effective beginning July 1, 2017 and is not expected to have a significant impact on our consolidated financial statements or disclosures.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASC 2016-01 is effective beginning for Perceptron on July 1, 2018 and is not expected to have a significant impact on our consolidated financial statements or disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (ASU 2016-2), which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.   We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted.  We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions as well as reasonable and supportable forecasts.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years, with early adoption permitted.  We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for Perceptron beginning on July 1, 2018 and requires us to utilize a retrospective adoption unless it is impracticable for us to apply, in which case, we would be required to apply the amendment prospectively as of the earliest date practicable.  We are currently evaluating the impact of the adoption of ASU 2016-15 on our consolidated statement of cash flows.

2.Acquisitions

In accordance with ASC Topic 805, “Business Combinations”, we account for acquisitions by applying the acquisition method of accounting.  The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.

The acquisitions of NMS and Coord3 have been accounted for as business combinations.  During the fourth quarter of fiscal year 2015, a valuation analysis was performed and the resulting fair values at the date of acquisition are presented below. There was an adjustment period of one year from the date of acquisition to adjust the fair values of the assets and liabilities acquired, and to date, no such adjustment was required.  We are currently involved in final negotiations for payments in both the NMS and Coord3 acquisitions, thus the purchase price remains subject to change.  The accompanying Consolidated Statement of Operations for the fiscal year ended June 30, 2015, the year in which the acquisition occurred, includes revenue of $5,639,000 and a net loss of $532,000 related to the operations of NMS and Coord3 subsequent to the dates each acquisition closed.

NMS

On January 29, 2015, we acquired 100% of the outstanding share capital of NMS. NMS is a developer of coordinate measuring machine (“CMM”) operating software, based in Prague, Czech Republic.  The primary reason for the acquisition was to expand and diversify our offerings in the industrial metrology market, particularly in the scanning CMM market.

The total consideration payable in the acquisition of NMS was €2,250,000 (equivalent to approximately $2,560,000).  We paid €1,800,000 (equivalent to approximately $2,050,000) on January 29, 2015, €250,000 (equivalent to approximately $282,000) on February 27, 2015 and €100,000 (equivalent to approximately $113,000) on February 1, 2016.  Approximately €100,000 remains payable at June 30, 2016 to the extent not used to cover indemnification obligations.  We are currently negotiating the timing and the final amount of this payment.

The following table summarizes the acquisition date fair values of the assets and liabilities acquired (in thousands):

Receivables and other current assets	$77
Intangible asset	391
Goodwill	2,209
Accounts payable and other current liabilities	(117)

Total identifiable net assets	$2,560

The goodwill arising from the acquisition of NMS consists largely of the synergies expected from combining our existing research and development operations and NMS’s technical knowledge in developing CMM operating software.  The goodwill is expected to be deductible for tax purposes.

Coord3

On February 27, 2015, we acquired 100% of the outstanding share capital of Coord3, a subsidiary of Coord3 Industries s.r.l. Coord3 is an Italian-based supplier of a full range of CMMs with a global customer base.  By combining the full range of Coord3's CMMs with our laser scanners and NMS’s CMM operating software, we are able to offer a price competitive, fully integrated scanning CMM solutions’ worldwide.

The total consideration payable in the acquisition of Coord3 was €1,959,000 (equivalent to approximately $2,210,000).  We paid €1,659,200 (equivalent to approximately $1,872,000) on February 27, 2015 and €300,000 (equivalent to approximately $338,000) is payable 18 months following the closing of the Coord3 purchase to the extent not used to cover indemnification obligations.  Due to certain events that occurred within the first 18 months after the acquisition was completed, the remaining portion of the purchase price has not been paid to date.  Negotiations with the previous owner continues and final resolution is expected in fiscal 2017.

The following table summarizes the acquisition date fair values of the assets and liabilities acquired (in thousands):

Cash	$9
Accounts receivable	4,344
Inventories	3,093
Other assets	1,055
Goodwill	5,375
Other intangibles	5,850
Accounts payable and other current liabilities	(5,225)
Taxes payable	(7,531)
Loans payable	(2,109)
Deferred taxes	(1,836)
Other long term liabilities	(815)

Total identifiable net assets	$2,210

The goodwill arising from the acquisition consists largely of the synergies expected from combining our operations with those of Coord3.  None of the goodwill is expected to be deductible for tax purposes.

We acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

Other long-term liabilities include $775,000 of long-term contractual and statutory severance liabilities acquired as part of the purchase of Coord3 that represent amounts that will be payable to employees upon termination of employment.

Pro forma Information

The following unaudited pro forma information for fiscal 2015 and 2014 is based on the assumption that the acquisitions of NMS and Coord3 occurred on July 1, 2013, respectively (in thousands, except per share amounts):

	2015	2014
Revenue	$84,091	$76,513
Net Income (Loss)	$(470)	$1,895

Income (Loss) Per Common Share
Basic	$(0.05)	$0.21
Diluted	$(0.05)	$0.21

As of June 30, 2015, the year in which the acquisitions occurred, we incurred acquisition related costs of approximately $1,600,000 for legal, accounting and valuation consulting fees which are included in “Selling, general and administrative expenses” on our Consolidated Statement of Operations.

These pro forma results of operations have been prepared for comparative purposes only and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated or that may result in the future.

3.           Leases

We lease building space, office equipment and motor vehicles under operating leases.  Lease terms generally cover periods from two to five years and may contain renewal options. The following is a summary, as of June 30, 2016, of the future minimum annual lease payments required under our operating leases having initial or remaining non-cancelable terms in excess of one year:

(in thousands)
Year	Minimum Rentals
2017	$1,018
2018	721
2019	105
2020	1
2021 and beyond	-

Total minimum lease payments	$1,845

Rental expenses for operating leases in the fiscal years ended June 30, 2016, 2015 and 2014 were $1,097,000, $1,007,000 and $1,018,000, respectively.

4.Credit Facilities

We had $200,000 in short-term notes payable outstanding at June 30, 2016 and no short-term notes payable at June 30, 2015.  We had approximately $365,000 of long-term debt outstanding at June 30, 2016 and no long-term debt outstanding at June 30, 2015, all of which is included in “Other Long-Term Liabilities” on our Consolidated Balance Sheet.

We acquired bank debt of approximately $2,100,000 as part of the purchase of Coord3.  The Company paid approximately $1,700,000 of this debt in March 2015 and the remaining balance was paid in June 2015.

On October 30, 2015, we entered into an Eighth Amendment to our Amended and Restated Credit Agreement with Comerica Bank (“Credit Agreement”).  The Eighth Amendment changed the Credit Agreement to an on-demand line of credit from a committed line of credit that previously required the Company to pay a commitment fee of 0.15% per annum.  This Credit Agreement is cancelable at any time by either Perceptron or Comerica and any amounts outstanding would be immediately due and payable.  The maximum permitted borrowings increased from $6.0 million to $10.0 million.  The borrowing base was amended to add an amount equal to the lesser of 50% of eligible inventory or $4.0 million to the previous formula of the lesser of $6.0 million or 80% of eligible receivables. At June 30, 2016, our maximum borrowing under this facility was approximately $4.0 million.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all of our assets held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  We are required to maintain a Tangible Net Worth of at least $29.0 million, down from the $31.0 million requirement in effect prior to October 30, 2015.  We were not in compliance with the Tangible Net Worth financial covenant at June 30, 2016, however a waiver was obtained from Comerica Bank on August 29, 2016.  We are not allowed to pay cash dividends under the Credit Agreement.  We are also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.  At June 30, 2016, we did not have any borrowings outstanding under the Credit Agreement, however early in the first quarter of fiscal 2017, we borrowed $1.5 million under the Credit Agreement.

At June 30, 2016, our German subsidiary (“GmbH”) had an unsecured credit facility totaling €350,000 (equivalent to approximately $388,000).  The facility allows €100,000 to be used to finance working capital needs and equipment purchases or capital leases. The facility allows up to €250,000 to be used for providing bank guarantees.  Any borrowings for working capital needs will bear interest at 4.25%.   Amounts exceeding the limit of €100,000 will bear interest at 7.15%.  Any outstanding bank guarantees will bear interest at 2.0%.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At June 30, 2016 and 2015, GmbH had no borrowings or bank guarantees outstanding.

During the second quarter of fiscal 2016, Coord3 entered into a secured credit facility totaling €200,000 (equivalent to approximately $222,000), however the facility was canceled in the fourth quarter of fiscal 2016.

During the third quarter of fiscal 2016, Coord3 exercised an option to purchase the current manufacturing facility.  The total remaining principal payments of €510,000 (equivalent to approximately $565,000) payable over the following 36 months at a 7.0% annual interest rate are recorded in “Short-term notes payable” and “Other Long-Term Liabilities” on our Consolidated Balance Sheet at June 30, 2016.

5.Information About Major Customers

Our sales efforts are led by account managers who develop a close consultative selling relationship with our customers.  Our principal customers have historically been automotive manufacturing companies that we either sell to directly or through manufacturing line builders, system integrators or original equipment manufacturers.  Our products are typically purchased for installation in connection with retooling programs undertaken by these companies.  Because sales are dependent on the timing of customers’ retooling programs, sales by customer vary significantly from year to year, as do our largest customers.

For the fiscal years 2016, 2015 and 2014, approximately 34%,  40% and 43%, respectively, of our “Net Sales” on our consolidated statements of operations were derived from sales directly to our four largest automotive end-user customers.  We also sell to manufacturing line builders, system integrators or assembly equipment manufacturers, who in turn sell to our automotive customers.  For the fiscal years 2016, 2015 and 2014, approximately 8%, 10% and 16%, respectively, of net sales were to manufacturing line builders, system integrators and original equipment manufacturers for the benefit of the same four largest automotive end user customers in each respective year.  During the fiscal years ended June 30, 2016, 2015 and 2014, direct sales to Volkswagen Group accounted for approximately 17%,  20% and 30%, respectively of our total net sales and General Motors Company accounted for approximately 12%,  12% and less than 10%, respectively of our total net sales.

6.Contingencies

We may, from time to time, be subject to litigation and other claims in the ordinary course of our business.  We accrue for estimated losses arising from such litigation or claims if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. Since the outcome of litigation and claims is subject to significant uncertainty, changes in the factors used in our evaluation could materially impact our financial position or results of operations.

We are currently unaware of any significant pending litigation affecting us other than the matters set forth below.

We are a party to a civil suit filed by 3CEMS, a Cayman Islands and People’s Republic of China corporation, in the U.S. District Court for the Eastern District of Michigan and served on us on or about January 7, 2015.  The suit alleges that we breached our contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for our discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders based upon instructions they claimed to have received from us.  The suit alleged damages of not less than $4.0 million.  We intend to vigorously defend against 3CEMS’ claims.

Because of the inherent uncertainty of litigation and claims such as the 3CEMS matter, we are unable to reasonably estimate a possible loss or range of loss relating to the 3CEMS matter.

As part of routine evaluation procedures, we identified a potential concern regarding the employment status and withholding for several individuals in one of our foreign jurisdictions.  During fiscal 2015, we estimated a range of the potential financial liability related to this matter of €486,000 to €1 million.  We were not able to reasonably estimate the amount within this range that we would be required to pay for this matter.  As a result, in fiscal 2015, we recorded a reserve of €486,000 (equivalent to approximately $539,000) representing the minimum amount we estimated would be paid.  In the fourth quarter of fiscal 2016, we received the final notice regarding this issue, and as a result, we recorded an additional expense of €227,000 (equivalent to approximately $250,000).

7. 401(k) Plan

We have a 401(k) tax deferred savings plan that covers all eligible employees based in the U.S.  We may make discretionary contributions to the plan, however as part of our financial improvement plan announced in the third quarter of fiscal 2016, we ceased making any discretionary contributions.  Our contribution during fiscal years 2016, 2015 and 2014 were $385,000, $640,000 and $577,000, respectively.

8.Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan for all U.S.-based employees meeting certain eligibility criteria.  Under the Plan, eligible employees may purchase shares of our common stock at 85% of the market value at the beginning of a six-month election period.  Purchases are limited to 10% of an employee's eligible compensation and the shares purchased are restricted from being sold for one year from the purchase date.  At June 30, 2016, 133,543 shares remained available under the Plan.

Activity under this Plan is shown in the following table:

	Purchase Period Ended
	June 30,
	2016	2015	2014
Non-cash stock based compensation expense	$19,000	$14,075	$30,571
Common shares purchased	2,011	3,271	14,672
Average purchase price per share	$8.50	$10.67	$5.74

9. Stock Based Compensation

We maintain a 2004 Stock Incentive Plan (“2004 Plan”) covering substantially all company employees, non-employee directors and certain other key persons.  Options previously granted under a 1998 Global Team Member Stock Option Plan (“1998 Plan”) will continue to be maintained until all options are exercised, cancelled or expire.  No further grants are permitted to be made under the terms of the 1998 Plan.  The 2004 Plan is administered by a committee of our Board of Directors: The Management Development, Compensation and Stock Option Committee.  The 1998 Plan is administered by our President.

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

Stock Options

Options outstanding under the 2004 Plan generally become exercisable at 25% or 33 1/3 % per year beginning one year after the date of grant and expire ten years after the date of grant.  All options outstanding under the 1998 Plan are vested and expire ten years from the date of grant.  Option prices from options granted under these plans must not be less than fair market value of the Company’s stock on the date of grant.  We use the Black-Scholes model for determining stock option valuations.  The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values.  The expected term of option exercises is derived from historical data regarding employee exercises and post-vesting employment termination behavior.  The risk-free rate of return is based on published U.S. Treasury rates in effect for the corresponding expected term.  The expected volatility is based on historical volatility of our stock price.  These factors could change in the future, which would affect the stock-based compensation expense in future periods.

We recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $428,000,  $298,000 and $255,000 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. As of June 30, 2016, the total remaining unrecognized compensation cost related to non-vested stock-based compensation amounted to $633,000.  We expect to recognize this cost over a weighted average vesting period of 2.0 years.

We received $58,000 in cash from option exercises under all stock option payment arrangements for the twelve months ended June 30, 2016.  The actual tax benefit realized related to tax deductions for non-qualified options exercised and disqualifying dispositions under all stock option payment arrangements totaled approximately $8,000 for fiscal 2016.

Activity under these Plans is shown in the following tables:

	Fiscal Year 2016			Fiscal Year 2015
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value (1)		Exercise	Value (1)
Shares subject to option	Shares	Price	($000)	Shares	Price	($000)

Outstanding at beginning of period	658,641	$8.53		765,486	$8.09
New Grants (based on fair value
of common stock at dates of grant)	511,197	$7.35		114,000	$10.01
Exercised	(9,748)	$5.92		(135,635)	$6.29
Expired	(123,833)	$9.08		(21,260)	$11.48
Forfeited	(401,099)	$8.48		(63,950)	$9.70

Outstanding at end of period	635,158	$7.53	$54	658,641	$8.53	$1,438
Exercisable at end of period	329,210	$7.78	$54	356,966	$7.94	$1,015

	Fiscal Year 2014
		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value (1)
Shares subject to option	Shares	Price	($000)

Outstanding at beginning of period	1,122,675	$7.07
New Grants (based on fair value
of common stock at dates of grant)	214,000	$10.80
Exercised	(497,446)	$7.16
Expired	(18,743)	$9.14
Forfeited	(55,000)	$5.89

Outstanding at end of period	765,486	$8.09	$3,614
Exercisable at end of period	407,236	$7.47	$2,148

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.  The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2016, 2015 and 2014, were $24,000,  $641,000 and $2,034,000, respectively.  The total fair value of shares vested during the fiscal years ended June 30, 2016, 2015 and 2014, were $323,000,  $295,000 and $182,000, respectively.

The estimated fair value as of the date options were granted during the periods presented using the Black-Scholes option-pricing model, was as follows:

	2016	2015	2014
Weighted average estimated fair value per
share of options granted during the period	$2.94	$4.04	$3.18
Assumptions:
Dividend yield	-	-	2.10
Common stock price volatility	45.43%	46.85%	38.88%
Risk free rate of return	1.55%	1.62%	1.53%
Expected option term (in years)	5.7	5.8	5.0

The following table summarizes information about stock options at June 30, 2016:

			Options Outstanding			Options Exercisable
				Weighted	Weighted		Weighted
				Average	Average		Average
				Remaining	Exercise		Exercise
Range of Exercise Prices			Shares	Contractual Life	Price	Shares	Price

$2.80	to	$4.87	56,900	5.14	$3.79	36,900	$3.22
5.70	to	8.81	480,158	6.49	$7.21	216,510	$7.34
8.94	to	14.01	98,100	4.01	$11.25	75,800	$11.27
$2.80	to	$14.01	635,158	5.99	$7.53	329,210	$7.78

Restricted Shares

The Company’s restricted stock and restricted stock units under the 2004 Plan have been awarded by three methods as follows:

1.

Awards that are earned based on an individual’s achievement of performance goals during the initial fiscal year with either a subsequent one-year service vesting period or with a one-third vesting requirement on the first, second and third anniversary of the issuance, provided the individual’s employment has not terminated prior to the vesting date and are freely transferable after vesting;

2.

Awards that are earned based on achieving certain revenue and operating income results with a subsequent one-third vesting requirement on the first, second and third anniversary of the issuance provided the individual’s employment has not terminated prior to the vesting date and are freely transferable after vesting; and

3.

Awards to non-management members of our Board of Directors with a subsequent one-third vesting requirement on the first, second and third anniversary of the issuance provided the service of the non-management member of our Board of Directors has not terminated prior to the vesting date and are freely transferable after vesting.

The grant date fair value associated with the restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of our Common Stock on the grant date authorized by our Board of Directors, multiplied by the number of restricted stock awards expected to be issued and vested and is amortized over the combined performance and service periods. The non-cash stock-based compensation expense recorded for restricted stock awards for the fiscal years ended June 30, 2016, 2015 and 2014 was $221,000,  $209,000 and $161,000, respectively.  As of June 30, 2016, the total remaining unrecognized compensation cost related to restricted stock awards amounted to $186,000.  We expect to recognize this cost over a weighted average vesting period of 1.3 years.

A summary of the status of restricted shares issued at June 30, 2016 is presented in the table below:

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2015	62,014	$10.76
Granted	25,000	6.41
Vested	(33,007)	11.69
Forfeited or expired	(12,866)	9.20
Nonvested at June 30, 2016	41,141	$7.82

Available Shares

At June 30, 2016, the 2004 Plan had 682,579 shares available for future grants.

10.Income Taxes

(Loss) income from our operations before income taxes for U.S. and foreign operations was as follows (in thousands):

	2016	2015	2014
U.S.	$(5,828)	$(2,668)	$(2,124)
Foreign	(3,389)	1,833	5,126
Total	$(9,217)	$(835)	$3,002

The income tax (provision) benefit reflected in the statement of income consists of the following (in thousands):

	2016	2015	2014
Current (provision) benefit:
U.S. Federal, State & Other	$(116)	$(19)	$(102)
Foreign	(185)	204	(1,581)
Deferred taxes
U.S.	(11,349)	1,051	969
Foreign	(1,246)	(862)	139
Total (provision) benefit	$(12,896)	$374	$(575)

The components of deferred taxes were as follows (in thousands):

	2016	2015	2014

Benefit of net operating losses	$9,268	$8,582	$7,149
Tax credit carry-forwards	5,451	5,006	4,928
Deferred Revenue	1,434	1,665	1,351
Impaired Investment	1,060	1,012	1,012
Property and intangible assets	242	-	-
Other	3,029	574	411
Deferred tax asset	20,484	16,839	14,851
Valuation allowance	(19,453)	(3,104)	(3,103)
Total deferred tax assets	1,031	13,735	11,748
Deferred tax liabilities - basis difference and amortization	(1,631)	(1,798)	-
Net deferred taxes	$(600)	$11,937	$11,748

Rate Reconciliation:
Provision at U.S. statutory rate	34.0%	34.0%	34.0%
Net effect of taxes on foreign activities	(5.9%)	(4.2%)	(10.0%)
Tax effect of U.S. permanent differences	2.6%	21.2%	(0.4%)
State taxes and other, net	(1.5%)	(0.4%)	(0.7%)
Adjustment related to prior years	3.8%	(5.9%)	0.3%
Valuation allowance	(172.9%)	0.0%	(4.0%)
Effective tax rate	(139.9%)	44.7%	19.2%

The amount of earnings retained for use by our foreign subsidiaries for which no tax provision has been made amounted to approximately $17.2 million as of June 30, 2016.  We may be subject to U.S. income taxes and foreign withholding taxes if these earnings are distributed in the future.  It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings.  At June 30, 2016, we had net operating loss carry-forwards for U.S. federal income tax purposes of $30.0 million that expire in the years 2022 through 2036 and tax credit carry-forwards of $5.4 million of which $5.2 million expire in the years 2018 through 2036.  Included in the U.S. federal net operating loss carry-forward is $8.3 million from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as an increase to additional paid-in-capital rather than a reduction of the income tax provision.

Our deferred tax assets are substantially represented by the tax benefit of U.S. net operating losses “(NOL’s”), tax credit carry-forwards and the tax benefit of future deductions represented by timing differences for deferred revenue, inventory obsolescence, allowances for bad debts, warranty expenses and unrealized losses on investments.  We assess the realizability of the NOL’s and tax credit carry-forwards based on a number of factors including our net operating history, the volatility of our earnings, our accuracy of forecasted earnings for future periods and the general business climate at the end of fiscal 2016.  As of June 30, 2016, we have been in a three-year cumulative loss position, therefore, we have determined that it is not more likely than not that any of our deferred tax assets will be realized as benefits in the future.  Accordingly, we have established a full valuation allowance against our U.S. net deferred tax assets.  Additionally, we have established a full valuation allowance against our Germany and Brazil deferred tax assets, based on a similar analysis of our cumulative recent losses in these jurisdictions.  The net change in the total valuation allowance for the fiscal years ended June 30, 2016, 2015 and 2014 was $16,349,000,  $0, and $121,000, respectively.  We also have a deferred tax liability related to the basis difference in the Coord3 intangible assets acquired.

On June 30, 2016 and 2015, we had $251,000 and $1,315,000 of unrecognized tax benefits that would affect the effective tax rate if recognized. Our policy is to classify interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively.  As of June 30, 2016, there was no accrued interest or penalties related to uncertain tax positions recorded on our Consolidated Balance Sheets or Consolidated Statements of Operations.  For U.S. federal income tax purposes, the tax years 2013 through 2016 remain open to examination by government tax authorities.  For German income tax purposes, tax years 2012 through 2016 remain open to examination by government tax authorities.  At June 30, 2016, our China location has no tax years open to examination.

The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

Year End June 30	2016
Balance, beginning of year	$1,315
Increases for tax positions related to the current year	173
Decreases for tax positions related to the prior year	(1,237)
Balance, year end	$251

11.Dividends

In fiscal 2015, our Board of Directors elected to not pay a dividend and to end our dividend program for the foreseeable future; as a result, no dividend was paid in fiscal 2016.  In fiscal year 2014, our Board of Directors declared the following dividend:

	Dividend
Declaration date	Per Share	Record Date	Total Amount	Payment Date
			(in thousands)

May 21, 2014	$0.15	June 5, 2014	$1,372	June 26, 2014

12.Severance, Impairment and Other Charges

During the third quarter of fiscal 2016, we announced a financial improvement plan that resulted in a reduction in global headcount of approximately 10%.  This plan was implemented to re-align our fixed costs with our near-to mid-term expectations for our business.  As a result of this restructuring plan, we expect to incur pre-tax cash and non-cash charges of approximately $3.0 million.  The charges recorded as Severance, Impairment and Other Charges for the fiscal year ended June 30, 2016 related to this restructuring plan are as follows

(in thousands)	Fiscal Year ended June 30, 2016
Severance and related costs	$1,968
Impairment	694
Inventory write-off	164
Total	$2,826

Severance expense for the fiscal year ended June 30, 2016 was associated with a reduction in force at our U.S. ($1,395,000), Germany ($472,000) and China ($101,000) locations.  We also recorded an impairment charge of previously capitalized software and wrote-off inventory in the amount of $858,000 related to a product line that was discontinued in the third quarter of fiscal 2016.

The following table reconciles the activity for fiscal year ended June 30, 2016 for the Restructuring Reserve:

(in thousands)	Restructuring Reserve
Balance at July 1, 2015	$-
Accruals - Severance related	1,968
Payments	(1,154)
Balance at June 30, 2016	$814

The remaining accrued balance at June 30, 2016 mainly includes payments to be made related to our U.S. and Germany reduction in force and is expected to be paid within the next 9 months.

13.Segment and Geographic Information

Our business is largely in the global automotive market and our business segment is primarily the automotive industry.  We account for geographic sales based on the country from which the sale is invoiced rather than the country to which the product is shipped.  We operate in three geographic areas:  The Americas (substantially all of which is the United States, with less than 10% from net sales in Brazil), Europe, and Asia.

Geographical Regions ($000)	Americas	Europe (1)	Asia (2)	Consolidated

Twelve months ended June 30, 2016
Net sales	$22,523	$31,087	$15,525	$69,135
Long-lived assets, net	6,607	1,696	393	8,696

Twelve months ended June 30, 2015
Net sales	$28,434	$29,636	$16,335	$74,405
Long-lived assets, net	6,532	797	338	7,667

Twelve months ended June 30, 2014
Net sales	$18,278	$27,807	$13,527	$59,612
Long-lived assets, net	5,662	396	207	6,265

(1)

Our German subsidiary had net external sales of $19.7 million, $24.0 million and $27.8 million in the fiscal years ended June 30, 2016, 2015 and 2014, respectively.  Long-lived assets of our German subsidiary were $395,000, $320,000 and $385,000 as of June 30, 2016, 2015 and 2014, respectively. Our Italian subsidiary had net external sales of $11.4 million, $5.6 million, and $0 in the fiscal years ended June 30, 2016, and 2015 and 2014, respectively.  Long-lived assets of our Italian subsidiary were $1,201,000, $438,000 and $0 as of June 30, 2016, 2015 and 2014, respectively.

(2)Our Chinese subsidiary had net external sales of $11.8 million, $12.3 million and $10.0 million in the fiscal years ended June 30, 2016, 2015 and 2014, respectively.  Long-lived assets of our Chinese subsidiary were $295,000, $195,000 and $110,000 as of June 30, 2016, 2015 and 2014, respectively.

We have three major product lines: Measurement Solutions, 3D Scanning Solutions and Value Added Services.  Sales by our product lines are as follows:

	Fiscal Year Ended, June 30,
Product Lines ($000)	2016	2015	2014

Measurement Solutions	$62,268	$66,250	$50,601
3D Scanning Solutions	3,936	5,074	5,848
Value Added Service	2,931	3,081	3,163
Total Net Sales	$69,135	$74,405	$59,612

14.Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the fiscal years ended June 30, 2016 and 2015 are as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal Year 2016	9/30/2015	12/31/2015	3/31/2016	6/30/2016
Net sales	$15,068	$17,211	$18,082	$18,774
Gross profit	4,426	5,095	5,202	6,416
Net loss	(2,108)	(1,546)	(2,865)	(15,594)

Net loss per share
Basic	(0.23)	(0.17)	(0.31)	(1.66)
Diluted	(0.23)	(0.17)	(0.31)	(1.66)

Fiscal Year 2015	9/30/2014	12/31/2014	3/31/2015 (1)	6/30/2015
Net sales	$11,217	$23,566	$16,182	$23,440
Gross profit	3,107	11,313	4,568	9,283
Net loss (income)	(2,040)	2,779	(1,589)	389

Net (loss) income per share
Basic	(0.22)	0.30	(0.17)	0.04
Diluted	(0.22)	0.30	(0.17)	0.04

(1)   In the third quarter of fiscal 2015, we acquired NMS and Coord3 (see Note 2).

ITEM 9:CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A:CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Perceptron, Inc.; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management, with the participation of our principal executive and principal financial officers, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016.  This assessment was performed using the criteria established under the Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2016.

BDO USA LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2016, has issued an audit report on the effectiveness of our internal control over financial reporting as of June 30, 2016.  Such report appears immediately below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Perceptron, Inc.

Plymouth, Michigan

We have audited Perceptron Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Perceptron Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Perceptron, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Perceptron, Inc. as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016 and our report dated September 9, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

September 9, 2016

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 identified in connection with our evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Matters to Come Before the Meeting – Proposal 1:  Election of Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance”,  “Corporate Governance – Code of Ethics” and “Executive Officers”, of the Company’s proxy statement for our 2016 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

The information required by Part III, Item 10 with respect to our nominating committee, audit committee and the audit committee’s financial expert is set forth in the Proxy Statement under the captions “Corporate Governance – Board Leadership Structure and Board and Committee Information – Audit Committee”, “Corporate Governance – Board Leadership Structure and Board and Committee Information – Nominating and Corporate Governance Committee” and “Corporate Governance – Audit Committee Report”, which paragraphs are incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, executive and financial officers and employees.  The Code of Business Conduct and Ethics has been posted to our website at www.perceptron.com in the “Investors” section under “Corporate Governance” and is available free of charge through our website.  We will post information regarding any amendment to, or waiver from, our Code of Business Conduct and Ethics for executive and financial officers and directors on our website in the section under “Investors”.

ITEM 11:   EXECUTIVE COMPENSATION

The information contained under the captions “Matters to Come Before the Meeting – Proposal 1:  Election of Directors – Director Compensation for Fiscal 2016”, “Matters to Come Before the Meeting – Proposal 1:  Election of Directors – Standard Director Compensation Arrangements”, “Corporate Governance – Management Development, Compensation and Stock Option Committee Interlocks and Insider Participation” and “Compensation of Executive Officers” of the Proxy Statement is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2016, including the 2004 Stock Incentive Plan, the 1998 Global Team Member Stock Option Plan, and the Employee Stock Purchase Plan (together, the “Plans”):

			Weighted	Number of securities
			average exercise	remaining available for
	Number of securities		price of	future issuance under
	to be issued upon		outstanding	equity compensation
	exercise of		options,	plans (excluding
	outstanding options,		warrants and	securities reflected in
Plan Category	warrants and rights		rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders:
2004 Stock Incentive Plan	611,248	(1)	$ 7.49	682,579
Employee Stock Purchase Plan	-	(2)	$ -	133,579

Total equity compensation plans approved
by shareholders	611,248		$ 7.49	816,158
Equity compensation plans not approved by shareholders:

1998 Global Team Member Stock Option Plan	23,910	(3)	$ 8.51	-
Total	635,158		$ 7.53	816,158

(1)

Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.

(2)

Does not include an undeterminable number of shares subject to a payroll deduction election under the Employee Stock Purchase Plan for the period from July 1, 2016 until December 31, 2016, which will not be issued until January 2017.

(3)	The 1998 Global Team Member Stock Option Plan expired on February 25, 2008. No further grants under this plan will be made.

1998 Global Team Member Stock Option Plan

On February 26, 1998, our Board of Directors approved the 1998 Global Team Member Stock Option Plan (the “1998 Plan”), pursuant to which non-qualified stock options could be granted to employees who were not officers or directors or subject to Section 16 of the Exchange Act.  The 1998 Plan has been amended by our Board of Directors on several occasions thereafter.  The 1998 Plan expired on February 25, 2008.  No further grants under this plan will be made.  The expiration of the 1998 Plan does not affect any awards previously granted under the 1998 Plan.

The purpose of the 1998 Plan was to promote Perceptron’s success by linking the personal interests of non-executive employees to those of our shareholders and by providing participants with an incentive for outstanding performance.  The 1998 Plan authorized the granting of non-qualified stock options only.  Our President administers the 1998 Plan and had the power to set the terms of any grants under the 1998 Plan.  The exercise price of an option could not be less than the fair market value of the underlying stock on the date of grant and no option has a term of more than ten years.  All of the options that are currently outstanding under the 1998 Plan are fully vested and expire ten years from the date of grant.

The exercise price is payable in full at the time of exercise either in cash or in shares of our Common Stock, (but generally, only if such shares have been owned for at least six months or, if they have not been owned by the optionee for at least six months, the optionee then owns, and has owned for at least six months, at least an equal number of shares of Common Stock as the option shares being delivered); or the exercise price may be paid by delivery to us of a properly executed exercise notice, together with irrevocable instructions to the participant’s broker to deliver to us sufficient cash to pay the exercise price and any applicable income and employment withholding taxes, in accordance with a written agreement between us and the brokerage firm (“cashless exercise” procedure).

Generally, if the employment of any optionee terminates for any reason, other than by death or total and permanent disability, any option which the optionee is entitled to exercise on the date of employment termination may be exercised by the optionee at any time on or before the earlier of the expiration date of the option or three months after the date of employment termination, but only to the extent of the accrued right to purchase at the date of such termination.  In addition, our President has the discretionary power to extend the date to exercise beyond three months after the date of employment termination.  If the employment of any optionee is terminated because of total and permanent disability, the option may be exercised by the optionee at any time on or before the earlier of the expiration date of the option or one year after the date of termination of employment, but only to the extent of the accrued right to purchase at the date of such termination. If any optionee dies while employed by us and, if at the date of death, the optionee is entitled to exercise an option, such option may be exercised by any person who acquires the option by bequest or inheritance or by reason of the death of the optionee, or by the executor or administrator of the estate of the optionee, at any time before the earlier of the expiration date of the option or one year after the date of death of the optionee, but only to the extent of the accrued right to purchase at the date of death.

The Board of Directors may amend or terminate the 1998 Plan at any time without shareholder approval, but no amendment or termination of the 1998 Plan or any award agreement may adversely affect any award previously granted under the 1998 Plan without the consent of the participant.  The NASDAQ listing requirements prohibit us from amending the 1998 Plan to add additional shares of Common Stock without shareholder approval.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Corporate Governance – Board Leadership Structure and Board and Committee Information” and “Related Party Transactions” of the Proxy Statement is incorporated herein by reference.

ITEM 14:   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Matters to Come Before the Meeting – Proposal 3: Ratification of Company’s Independent Registered Public Accounting Firm,” “Independent Registered Public Accounting Firm – Policy for Pre-Approval of Audit and Non-Audit Services” and “Independent Registered Public Accounting Firm – Fees Paid to Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15:   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.Financial Statements and Schedules Filed

Financial Statements - see Item 8 of this report.  Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

B.	Exhibits:

Exhibits - the exhibits filed in response to Item 601 of Regulation S-K with this report are listed on pages 60 through 65.  The Exhibit List is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Perceptron, Inc.
(Registrant)
By:	/s/ W. Richard Marz
W. Richard Marz Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: September 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ W. Richard Marz	Chairman of the Board, President and Chief Executive Officer	September 9, 2016
W. Richard Marz	(Principal Executive Officer)

/s/ David L. Watza	Senior Vice President, Finance and Chief Financial Officer	September 9, 2016
David L. Watza	(Principal Financial and Accounting Officer)

/s/ John F. Bryant	Director	September 9, 2016
John F. Bryant

/s/ C. Richard Neely, Jr.	Director	September 9, 2016
C. Richard Neely, Jr.

/s/ Robert S. Oswald	Director	September 9, 2016
Robert S. Oswald

/s/ James A. Ratigan	Director	September 9, 2016
James A. Ratigan

/s/ Terryll R. Smith	Director	September 9, 2016
Terryll R. Smith

/s/ William C. Taylor	Director	September 9, 2016
William C. Taylor

EXHIBIT INDEX

Exhibit No	Description of Exhibits
2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1

Agreement for the purchase of 100% of the business of Coord3 Industries s.r.l., dated January 29, 2015, among Coord3 Industries s.r.l., Angelo Muscarella and Perceptron CCM, LLC is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2015, File No. 000-20206.

2.2

First Amendment to Agreement to the purchase of 100% of the business of Coord3 Industries s.r.l. dated February 27, 2015, among Coord3 Industries s.r.l., Angelo Muscarella and Perceptron CCM, LLC is incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on March 4, 2015, File No. 000-20206.

2.3

Stock Purchase Agreement, dated January 29, 2015, between Keith Mills and Company is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2015, File No. 000-20206.

2.4

Stock Purchase Agreement, dated January 29, 2015, between Angelo Muscarella and Company is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 4, 2015, File No. 000-20206.

2.5

Share Purchase Agreement, dated January 29, 2015, between Topmes s.r.o. and Company is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 4, 2015, File No. 000-20206.

3.	Restated Articles of Incorporation and Bylaws.

3.1

Restated Articles of Incorporation, as amended to date, are incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1998, File No. 001-13985.

3.2	Amended and Restated Bylaws, as amended to date, are incorporated herein by reference to Exhibit 3.3 of the Company's Report on Form 10-Q for the Quarter Ended December 31, 2015, File No. 000-20206.

4	Instruments Defining the Rights of Securities Holders.

4.1

Articles IV, V and VI of the Company's Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 1998, File No. 001-13985.

4.2

Articles I, II, III, VI, VII, X and XI of the Company's Amended and Restated Bylaws are incorporated herein by reference to Exhibit 3.3 of the Company's Report on Form 10-Q for the Quarter Ended December 31, 2015, File No. 000-20206.

4.3

Amended and Restated Credit Agreement, dated November 15, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 16, 2010, File No. 000-20206.

4.4

Revolving Credit Note dated October 30, 2015, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 5, 2015, File No. 000-20206.

4.5

First Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2012, File No. 000-20206.

4.6

Second Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 6, 2012, File No. 000-20206.

4.7

Third Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 31, 2012, File No. 000-20206.

4.8

Fourth Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 31, 2012, File No. 000-20206.

4.9

Fifth Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 8, 2013, File No. 000-20206.

4.10

Sixth Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 6, 2013, File No. 000-20206.

4.11

Seventh Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on February 4, 2015, File No. 000-20206.

4.12

Eighth Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 5, 2015, File No. 000-20206.

4.13

Advance Formula Agreement, dated October 30, 2015, between the Company and Comerica Bank is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 5, 2015, File No. 000-20206.

4.14	Waiver Letter, dated May 6, 2016, from Comerica Bank is incorporated by reference to Exhibit 4.18 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2016, File No. 000-20206.

4.15*	Waiver Letter, dated August 29, 2016, from Comerica Bank.

4.16

Form of certificate representing Rights (included as Exhibit B to the First Amended and Restated Rights Agreement), is incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on August 24, 2015, File No. 000-20206.  Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of the Common Stock (such public announcement date being the “Shares Acquisition Date”) (or, if pursuant to a Permitted Offer (as defined below) such later date as fixed by the Board of Directors) or (ii) ten business days (or such later date as may be determined by the Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement or announcement of an intention to commence a tender offer or exchange offer by any person if, upon consummation thereof, such person would be an Acquiring Person, other than as a result of a Permitted Offer.

4.17

First Amended and Restated Rights Agreement, dated as of August 20, 2015 between Perceptron, Inc. and American Stock Transfer & Trust Company, LLC is incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 24, 2015, File No. 000-20206.

4.18

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

10.4@

Form of Executive Agreement Not to Compete between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the Year Ended June 30, 2005, File No. 000-20206.

10.5@

Form of Executive Agreement Not to Compete between the Company and certain officers of the Company is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed September 8, 2015, File No. 000-20206.

10.6@	Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed October 10, 2008, File No. 000-20206.

10.7@

First Amendment to Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.12 of the Company’s Report on Form 8-K filed October 10, 2008, File No. 000-20206.

10.8@

Second Amendment to Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.39 of the Company’s Report on Form 10-Q for the Quarter Ended December 31, 2011, File No. 000-20206.

10.9@

Third Amendment to Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan dated as of August 27, 2013  is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 30, 2013, File No. 000-20206.

10.10@

Form of Non-Qualified Stock Option Agreement Terms – Board of Directors under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 10, 2006, File No. 000-20206.

10.11@

Form of the Restricted Stock Award Agreement for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 30, 2013, File No. 000-20206.

10.12@

Form of Restricted Stock Award Agreement for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan (One Year Vesting) is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 17, 2014, File No. 000-20206.

10.13@

Form of Restricted Stock Award Agreement for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan (Three Year Graded Vesting) is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 17, 2014, File No. 000-20206.

10.14@

Form of Restricted Stock Unit Award Agreement for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan (One Year Vesting) is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 17, 2014, File No. 000-20206.

10.15@

Form of Restricted Stock Unit Award Agreement for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan (Three Year Graded Vesting) is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on October 17, 2014, File No. 000-20206.

10.16@

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan (One Year Vesting) is incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on October 17, 2014, File No. 000-20206.

10.17@

Form of Non-Qualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.52 of the Company’s Report on Form 10-Q for the Quarter Ended December 31, 2014, File No. 000-20206.

10.18@

Form of Non-Qualified Stock Option Agreement Terms – Board of Directors under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.45 of the Company’s Report on Form 10-Q for the Quarter Ended December 31, 2015, File No. 000-20206.

10.19@

Non-Qualified Stock Option Agreement, dated February 2, 2016, between W. Richard Marz and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2016, File No. 000-20206.

10.20@

Restricted Stock Award Agreement, dated February 2, 2016, between W. Richard Marz and the Company is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2016, File No. 000-20206.

10.21@

1998 Global Team Member Stock Option Plan and Form of Non-Qualified Stock Option Agreements under such Plan is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1997, File No. 000-20206.

10.22@

First Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.28 of the Company’s Report on Form 10-K for the Transition Period Ended June 30, 1999, File No. 000-20206.

10.23@

Second Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 10.29 of the Company’s Report on Form 10-K for the Transition Period Ended June 30, 1999, File No. 000-20206.

10.24@	Third Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.6 of the Company’s Form S-8 Registration Statement No. 333-55164.

10.25@	Fourth Amendment to the 1998 Global Team Member Stock Option Plan is incorporated by reference to Exhibit 99.7 of the Company’s S-8 Registration Statement No. 333-76194.

10.26@

Form of Non-Qualified Stock Option Agreements under 1998 Global Team Member Stock Option Plan after January 1, 2006  is incorporated  by reference to Exhibit 10.47 of  the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2006, File No. 000-20206.

10.27@

Perceptron, Inc. Employee Stock Purchase Plan, as amended and restated as of October 22, 2004, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 10, 2004, File No. 000-20206.

10.28@	Amendment No. 1 to Perceptron, Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 2, 1010, File No. 000-20206.

10.29@

Second Amendment of Perceptron, Inc. Employee Stock Purchase Plan dated as of August 27, 2013 is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K on August 30, 2013, File No. 000-20206.

10.30@

Written Description of Fiscal 2014 Annual Incentive and Profit Sharing Plans is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 19, 2013, File No. 000-20206.

10.31@

Written Descriptions of the Fiscal 2015 Executive Short Term Incentive Plan, Fiscal 2015 Executive Long Term Incentive Plan, and Fiscal 2015 Team Member Discretionary Bonus Plan, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 17, 2014, File No. 000-20206.

10.32@

Written Descriptions of the Fiscal 2016 Executive Short Term Incentive Plan and Fiscal 2016 Executive Long Term Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 2, 2015, File No. 000-20206.

10.33@

Written Descriptions of the Fiscal 2017 Executive Short Term Incentive Plan and Fiscal 2017 Executive Long Term Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 2, 2016, File No. 000-20206.

10.34@

Offer Letter dated October 24, 2013 between Jeffrey M. Armstrong and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 31, 2013, File No. 000-20206.

10.35@

Severance Agreement dated October 24, 2013 between Jeffrey M. Armstrong and the Company is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 31, 2013, File No. 000-20206.

10.36@

Release Agreement, dated January 26, 2016 between Jeffrey M. Armstrong and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 27, 2016, File No. 000-20206.

10.37@

Offer letter dated August 24, 2015 between David Watza and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 8, 2015, File No. 000-20206.

10.38@

Severance Agreement dated October 19, 2016 between David Watza and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 27, 2015, File No. 000-20206.

10.39@

Severance Agreement dated December 16, 2010 between Song Yop Chung and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 3, 2016, File No. 000-20206.

10.40

License Agreement (from Inspectron to Perceptron), dated August 30, 2012, between Inspectron Inc. and Perceptron, Inc., is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on September 6, 2012, File No. 000-20206.

10.41

Standstill Agreement, dated August 9, 2016, between the Company, Harbert Discovery Fund LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 10, 2016, File No. 000-20206.

10.42

Voting Agreement, dated August 9, 2016, between the Company, Moab Partners, L.P. and Moab Capital Partners, LLC is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 10, 2016, File No. 000-20206.

10.43

Non-Disclosure Agreement, dated August 9, 2016, between the Company and William C. Taylor is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 10, 2016, File No. 000-20206.

10.44

Non-Disclosure Agreement, dated August 9, 2016, between the Company and James A. Ratigan is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 10, 2016, File No. 000-20206.

10.45

Non-Disclosure Agreement, dated August 9, 2016, between the Company, John F. Bryant, Harbert Discovery Fund LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 10, 2016, File No. 000-20206.

10.46

Joinder Agreement, dated August 9, 2016, executed by William C. Taylor is incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 10, 2016, File No. 000-20206.

10.47

Joinder Agreement, dated August 9, 2016, executed by James A. Ratigan is incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on August 10, 2016, File No. 000-20206.

10.48

Joinder Agreement, dated August 9, 2016, executed by John F. Bryant is incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on August 10, 2016, File No. 000-20206.

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

_____________________

*      Filed herewith

**    Furnished herewith

@    Indicates a management contract, compensatory plan or arrangement.