Form 10-Q
period 2016-09-30
PERCEPTRON INC/MI
filed 2016-11-07
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016.

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

The number of shares outstanding of each of the issuer’s classes of common stock as of November 2, 2016, was:

Common Stock, $0.01 par value	9,378,996
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2016

+

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
(In Thousands, Except Per Share Amount)	2016	2016
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$6,578	$6,787
Short-term investments	1,073	1,474
Receivables:
Billed receivables, net of allowance for doubtful accounts	22,220	23,627
of $148 and $269, respectively
Other receivables	214	448
Inventories, net of reserves of $1,998 and $1,608, respectively	10,640	12,172
Short-term deferred income tax asset	315	1,031
Other current assets	1,493	1,170
Total current assets	42,533	46,709

Property and Equipment
Building and land	7,714	7,708
Machinery and equipment	15,943	15,876
Furniture and fixtures	1,128	1,130
Gross property and equipment	24,785	24,714
Less - Accumulated depreciation	(17,080)	(16,788)
Net property and equipment	7,705	7,926

Goodwill	7,604	7,500
Intangible Assets, Net	4,825	5,017
Long-Term Investments	725	770

Total Assets	$63,392	$67,922

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$7,199	$8,801
Accrued liabilities and expenses	3,994	4,391
Accrued compensation	2,205	1,789
Current portion of taxes payable	976	1,029
Short-term deferred income tax liability	292	500
Income taxes payable	26	148
Short-term notes payable	1,102	200
Restructuring reserve	599	814
Deferred revenue	6,718	7,711
Total current liabilities	23,111	25,383

Long-Term Taxes Payable	1,516	1,714
Long-Term Deferred Income Tax Liability	1,072	1,131
Other Long-Term Liabilities	1,104	1,140

Total Liabilities	$26,803	$29,368

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,371 and 9,370, respectively	94	94
Accumulated other comprehensive loss	(3,047)	(3,220)
Additional paid-in capital	45,955	45,738
Retained deficit	(6,413)	(4,058)
Total shareholders' equity	36,589	38,554

Total Liabilities and Shareholders' Equity	$63,392	$67,922

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands, Except Per Share Amounts)	2016	2015

Net Sales	$17,520	$15,068
Cost of Sales	12,946	10,642
Gross Profit	4,574	4,426

Operating Expenses
Selling, general and administrative	4,287	5,270
Engineering, research and development	1,610	2,228
Severance, impairment and other charges	656	-
Total operating expenses	6,553	7,498

Operating Loss	(1,979)	(3,072)

Other Income and (Expenses)
Interest expense, net	(57)	(21)
Foreign currency income, net	49	1
Other income, net	1	59
Total other income (expense)	(7)	39

Loss Before Income Taxes	(1,986)	(3,033)

Income Tax (Expense) Benefit	(369)	925

Net Loss	$(2,355)	$(2,108)

Loss Per Common Share
Basic	$(0.25)	$(0.23)
Diluted	$(0.25)	$(0.23)

Weighted Average Common Shares Outstanding
Basic	9,371	9,350
Dilutive effect of stock options	-	-
Diluted	9,371	9,350

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands)	2016	2015

Net Loss	$(2,355)	$(2,108)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	173	(280)

Comprehensive Loss	$(2,182)	$(2,388)

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Three Months Ended
	September 30,
(In Thousands)	2016	2015

Cash Flows from Operating Activities
Net loss	$(2,355)	$(2,108)
Adjustments to reconcile net loss to net cash used for
operating activities:
Depreciation and amortization	562	464
Stock compensation expense	212	147
Asset impairment and related inventory write-down	542	-
Deferred income taxes	437	(790)
(Gain) loss on disposal of assets	22	(347)
Allowance for doubtful accounts	(121)	(55)
Changes in assets and liabilities
Receivables	1,711	7,134
Inventories	1,219	(1,389)
Accounts payable	(1,657)	929
Other current assets and liabilities	(2,067)	(4,914)
Net cash used for operating activities	(1,495)	(929)

Cash Flows from Investing Activities
Purchases of short-term investments	(600)	(1,190)
Sales of short-term investments	1,042	1,022
Capital expenditures	(72)	(654)
Acquisitions of long-term assets	-	(95)
Net cash provided by (used for) investing activities	370	(917)

Cash Flows from Financing Activities
Proceeds from short-term credit borrowings, net	850	-
Proceeds from stock plans	2	43
Net cash provided by financing activities	852	43

Effect of Exchange Rate Changes on Cash and Cash Equivalents	64	43

Net Decrease in Cash and Cash Equivalents	(209)	(1,760)
Cash and Cash Equivalents, July 1	6,787	11,502
Cash and Cash Equivalents, September 30	$6,578	$9,742

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$64	$77
Cash paid during the period for income taxes	$2	$628

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.Accounting Policies

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  Our Consolidated Financial Statements include the accounts of Perceptron and our wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  In our opinion, these statements include all normal recurring adjustments necessary for a fair presentation of the financial statements for the periods presented.  The results of operations for any interim period are not necessarily indicative of the results of operations for a full fiscal year.  The accompanying unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Use of Estimates

Management is required to make certain estimates and assumptions under U.S. GAAP during the preparation of these Consolidated Financial Statements.  These estimates and assumptions may affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In May 2016, FASB updated the guidance in ASU No. 2014-09.  The amendments do not change the core principle of the guidance, rather they seek only to update implementation of certain narrow topics within ASU 2014-09.  Further, in March 2016, the FASB issued the final guidance to clarify the principal versus agent guidance (i.e., whether an entity should report revenue gross or net).  Finally, in April 2016, the FASB issued the final guidance to clarify identifying performance obligation and the licensing implementation guidance.  These standards will be effective for annual periods beginning after December 15, 2017 (as amended in August 2015, by ASU 2015-14, Deferral of the Effective Date), and interim periods therein, using either of the following transition methods:  (i) a full retrospective approach reflecting the applications of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in fiscal year 2019.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which changes the measurement of inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  There were also amendments to the guidance to more clearly articulate the requirements for the measurement and disclosure of inventory.  ASU 2015-11 is effective for Perceptron on July 1, 2017 and is not expected to have a significant impact on our consolidated financial statements or disclosures.

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

3.Goodwill

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

Goodwill is recorded in the local currency of the acquired entities and foreign currency effects will continue to impact the balance of goodwill in future periods.  Our goodwill balance was $7,604,000 and $7,500,000 of September 30,  and June 30, 2016, respectively.  The change in goodwill of $104,000 was due to the change in foreign currency rates from June 30, 2016 to September 30, 2016.

4.Intangibles

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

Our intangible assets are as follows (in thousands):

	September 30,		September 30,	June 30,		June 30,
	2016		2016	2016		2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/Distributor Relationships	$3,210	$(1,018)	$2,192	$3,170	$(847)	$2,323
Trade Name	2,491	(394)	2,097	2,461	(328)	2,133
Software	677	(197)	480	676	(181)	495
Other	119	(63)	56	118	(52)	66
Total	$6,497	$(1,672)	$4,825	$6,425	$(1,408)	$5,017

Amortization expense for the three month periods ended September, 2016 and 2015 was $256,000 and $264,000, respectively.  The change of $72,000 in the gross carrying amount is due to the change in foreign currency rates from June 30, 2016 to September 30, 2016.

The estimated amortization of the remaining intangible assets by year is as follows (in thousands):

Years Ending June 30,	Amount
2017 (excluding the three months ended September 30, 2016)	821
2018	1,091
2019	1,072
2020	677
2021	249
after 2021	915
$4,825

5.Revenue Recognition

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

6.Short-Term and Long-Term Investments

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

As of September 30, 2016, we had restricted cash held in short-term bank guarantees.  These guarantees provide financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.  At September 30, 2016 and June 30, 2016, restricted cash in short-term investments was $297,000 and $77,000, respectively.  Furthermore, at June 30, 2016, we had restricted cash held in long-term bank guarantees of $45,000.

At September 30, 2016,  we held a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  We estimated that the fair market value of this investment at September 30, 2016 exceeded $725,000 based on an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs:

(i)	the underlying structure of the security;
(ii)	the present value of the future principal, discounted at rates considered to reflect current market conditions; and
(iii)	the time horizon that the market value of the security could return to its cost and be sold.

Under ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) such valuation assumptions are defined as Level 3 inputs.

The following table presents our Short-Term and Long-Term Investments by category at September 30, 2016 and June 30, 2016 (in thousands):

	September 30, 2016
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantee	$297	$297
Mutual Funds	10	10
Time/Fixed Deposits	766	766
Total Short-Term Investments	$1,073	$1,073

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	$3,700	$725

Total Investments	$4,773	$1,798

	June 30, 2016
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantee	$77	$77
Mutual Funds	29	29
Time/Fixed Deposits	1,368	1,368
Total Short-Term Investments	$1,474	$1,474

Long-Term Investments
Time Deposits	$45	$45
Preferred Stock	3,700	725
Total Long-Term Investments	$3,745	$770

Total Investments	$5,219	$2,244

7.Financial Instruments

For a discussion on our fair value measurement policies for Financial Instruments, refer to Note 1 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies – Financial Instruments”, of our Annual Report on Form 10-K for fiscal year ended June 30, 2016.

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

The following table presents our investments at September 30, 2016 and June 30, 2016 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820 (in thousands).  The fair value of our short-term investments approximates their cost basis.

Description	September 30, 2016	Level 1	Level 2	Level 3
Mutual Funds	$10	$10	$-	$-
Time/Fixed Deposits and Bank Guarantees	1,063	-	1,063	-
Preferred Stock	725	-	-	725
Total	$1,798	$10	$1,063	$725

Description	June 30, 2016	Level 1	Level 2	Level 3
Mutual Funds	$29	$29	$-	$-
Time/Fixed Deposits and Bank Guarantees	1,490	-	1,490	-
Preferred Stock	725	-	-	725
Total	$2,244	$29	$1,490	$725

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

8.Inventory

Inventory is stated at the lower of cost or market.  The cost of inventory is determined by the first-in, first-out (“FIFO”) method.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.  When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,998,000 and $1,608,000 at September 30, 2016 and June 30, 2016, respectively, is comprised of the following (in thousands):

	At September 30,	At June 30,
	2016	2016
Component Parts	$4,399	$5,054
Work in Process	2,464	3,461
Finished Goods	3,777	3,657
Total	$10,640	$12,172

9.Credit Facilities

We had approximately $1,102,000 and $200,000 in short-term notes payable outstanding at September 30, 2016 and June 30, 2016, respectively.  In addition, we had approximately $320,000 and $365,000 in long-term debt outstanding included in ‘Other Long-Term Liabilities’ at September 30, 2016 and June 30, 2016, respectively on our Consolidated Balance Sheet.

At September 30, 2016,  we were a party to an Amended and Restated Credit Agreement with Comerica Bank (“Credit Agreement”).  The Credit Agreement is an on-demand line of credit.  The Credit Agreement is cancelable at any time by either Perceptron or Comerica and any amounts outstanding would be immediately due and payable.  The maximum permitted borrowings are $10.0 million.  The borrowing base is equal to the lesser of 50% of eligible inventory or $4.0 million and the lesser of $6.0 million or 80% of eligible receivables. At September 30, 2016, our additional available borrowing under this facility was approximately $3.2 million.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all of our assets held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  We are required to maintain a Tangible Net Worth of at least $29.0 million.  We were not in compliance with the Tangible Net Worth financial covenant at September 30, 2016, however a waiver was obtained from Comerica Bank on November 4, 2016.  We are not allowed to pay cash dividends under the Credit Agreement.  We are also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.  We had $900,000 and zero in borrowings outstanding under the Credit Agreement at September 30,  and June 30, 2016, respectively.

At September 30, 2016,  our German subsidiary (“GmbH”) had an unsecured credit facility totaling €350,000 (equivalent to approximately $393,000).  The facility allows €100,000 to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to €250,000 to be used for providing bank guarantees.  The interest rate on any borrowings for working capital needs is 3.99%.  Amounts exceeding €100,000 will bear interest at 6.89%.  Any outstanding bank guarantees bear a 2.0% interest rate.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At September 30, 2016 and June 30, 2016, GmbH had no borrowings or bank guarantees outstanding.

During the third quarter of fiscal 2016, our Italian subsidiary (“Coord3”) exercised an option to purchase their current manufacturing facility.  The total remaining principal payments of €465,000 (equivalent to approximately $522,000)  payable over the following 31 months at a 7.0% annual interest rate are recorded in ‘Short-term notes payable’ and ‘Other Long-Term Liabilities’ on our Consolidated Balance Sheet at September 30, 2016.

10.Severance, Impairment and Other Charges

During the third quarter of fiscal 2016, we announced a financial improvement plan that resulted in a reduction in global headcount of approximately 11%.  This plan was implemented to re-align our fixed costs with our near-to mid-term expectations for our business.  In addition, during the first quarter of fiscal 2017, we decided to terminate production and marketing of a specific product line due to limitations in its design.  As a result of this decision, we wrote-off related inventory of $397,000 and impaired certain customer receivable balances in the amount of $145,000.  Total pre-tax cash and non-cash charges related to the original restructuring plan as well as the additional charges from the terminated product line, are expected to be up to $4.0 million.

The charges recorded as Severance, Impairment and Other Charges for the three months ended September 30, 2016 related to this restructuring plan are as follows:

Three Months Ended
(in thousands)	September 30, 2016
Severance and Related Costs	$114
Impairment	145
Inventory Write-Off	397
Total	$656

Severance expense (income) for the three months ended September 30, 2016 was associated with adjustments at our U.S. (increase of $110,000), Chinese (increase of $82,000) and German (reduction of $78,000) locations as we reached final settlements related to several individuals impacted by the reduction in force.  See Note 16 for further discussion regarding our settlement with the previous owner of Coord3.

The following table reconciles the activity for the three months ended September 30, 2016 for the Restructuring Reserve:

(in thousands)	Restructuring Reserve
Balance at July 1, 2016	$814
Accruals - Severance Related	114
Payments	(329)
Balance at September 30, 2016	$599

The accrued balance at September 30, 2016 mainly includes payments to be made related to our U.S, China. and Germany reduction in force and is expected to be paid within the next 6 months.

11.Current and Long-Term Taxes Payable

We acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

12.Other Long-Term Liabilities

Other long-term liabilities at September 30, 2016 and June 30, 2016 include $784,000 and $775,000, respectively for long-term contractual and statutory severance liabilities for our employees located in Italy that represent amounts which will be payable to employees upon termination of employment. See Note 9 for description of long-term debt included in ‘Other Long-Term Liabilities’ at September 30, 2016.

13.Stock-Based Compensation

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

Stock Options

Options outstanding under the 2004 Plan generally become exercisable at 25% or 33.3% per year beginning one year after the date of grant and expire ten years after the date of grant.  All options outstanding under the 1998 Plan are vested and expire ten years from the date of grant.  Option prices from options granted under these plans must not be less than the fair market value of our stock on the date of grant.  We use the Black-Scholes model for determining stock option valuations.  The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values.  The expected term of option exercises is derived from historical data regarding employee exercises and post-vesting employment termination behavior.  The risk-free rate of return is based on published U.S. Treasury rates in effect for the corresponding expected term.  The expected volatility is based on historical volatility of our stock price.  These factors could change in the future, which would affect the stock-based compensation expense in future periods.

We recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $140,000 and $95,000 in the three months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016, the total remaining unrecognized compensation cost related to non-vested stock options amounted to approximately $433,000.  We expect to recognize this cost over a weighted average vesting period of 2.01 years.

During the three months ended September 30, 2016 and 2015, we granted 31,500 and 211,777 stock options, respectively.  The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

	Three Months Ended September 30,
	2016	2015
Weighted average estimated fair value per
share of options granted during the period	$2.92	$3.03
Assumptions:
Dividend Yield	-	-
Common Stock Price Volatility	47.75%	45.43%
Risk Free Rate of Return	1.23%	1.51%
Expected Option Term (In Years)	5.7	6.0

We received approximately $1,400 and $23,000 in cash from option exercises under all share-based payment arrangements for the three months ended September 30, 2016 and 2015, respectively.

Restricted Stock and Restricted Stock Units

Our restricted stock and restricted stock units under the 2004 Plan generally have been awarded by three methods as follows:

(1) Awards that are earned based on an individual’s achievement of performance goals during the initial fiscal year with either a subsequent one-year service vesting period or with a one-third vesting requirement on the first,  second and third anniversaries of the issuance, provided the individual’s employment has not terminated prior to the vesting date and are freely transferable after vesting;

(2) Awards that are earned based on achieving certain revenue and operating income results with a subsequent one-third vesting requirement on the first,  second and third anniversaries of the issuance provided the individual’s employment has not terminated prior to the vesting date and are freely transferable after vesting; and

(3) Awards to non-management members of our Board of Directors with a subsequent one-third vesting requirement on the first,  second and third anniversaries of the issuance provided the service of the non-management member of our Board of Directors has not terminated prior to the vesting date and are freely transferable after vesting.

The grant date fair value associated with granted restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of our Common Stock on the grant date authorized by our Board of Directors, multiplied by the number of restricted stock awards expected to be issued and vested and is amortized over the combined performance and service periods.  The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three months ended September 30, 2016 and 2015 was $72,000 and $52,000, respectively.  As of September 30, 2016, the total remaining unrecognized compensation cost related to restricted stock and restricted stock unit awards is approximately $114,000. We expect to recognize this cost over a weighted average vesting period of 1.02 years.

A summary of the status of restricted stock and restricted stock unit awards issued at September 20, 2016 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2016	41,141	$7.82
Granted	-	-
Vested	(21,908)	7.01
Forfeited or Expired	-	-
Non-vested at September 30, 2016	19,233	$8.74

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

Options to purchase 159,461 and 323,368 shares of common stock outstanding in the three months ended September 30, 2016 and 2015, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

As part of our routine evaluation procedures, we identified a potential concern regarding the employment status and withholding for several individuals in one of our foreign jurisdictions.  During fiscal 2015, we estimated a range of the potential financial liability related to this matter of €486,000 to €1 million.  We were not able to reasonably estimate the amount within this range that we would be required to pay for this matter.  As a result, in fiscal 2015, we recorded a reserve of €486,000 (equivalent to approximately $545,000) representing the minimum amount we estimated would be paid.  In the fourth quarter of fiscal 2016, we received the final notice regarding this issue, and as a result, we recorded an additional accrual of €227,000 (equivalent to approximately $255,000).  We currently expect to finalize this issue and remit all funds due by the end of our fiscal 2017.

16.Subsequent Events

We perform review procedures for subsequent events and determine any necessary disclosures that arise from such evaluation, up to the date of issuance of our annual and interim reports.

In October 2016, we finalized a settlement with the previous owner of Coord3, who was terminated in connection with the financial improvement plan announced in the third quarter of fiscal 2016.  As part of the settlement, we wrote off receivables due from an entity under his control as well as agreed to a final payment of €100,000 due to him prior to the end of our second quarter, which resolved all open claims between the parties related to our acquisitions of NMS and Coord3, as well as his claims for severance payments.  See Note 10 for further details of the charge we recorded in the first quarter of fiscal 2017 related to this settlement.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

SAFE HARBOR STATEMENT

Certain statements in this report, including statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including our expectation as to our fiscal year 2017 and future results, cost savings from our financial improvement plan, operating data, new order bookings, revenue, expenses, net income and backlog levels, trends affecting our future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2017 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Whenever possible, we have identified these forward-looking statements by words such as “target,” “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “prospects,” “outlook” or similar expressions.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, disruptions to our operations due to our financial improvement plan and related headcount reductions and position eliminations, risks associated with changes in our sales strategy and structure, including the impact of such changes on booking and revenue levels and customer purchase decisions, the risk that actual charges from the financial improvement plan differ from the assumptions used in estimating the charges and the risks and uncertainties discussed from time to time in our periodic reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for fiscal 2016.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

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

•

Off-Line Measurement Solutions - tailored metrology products for industrial gauging and dimensional inspection using standalone robot-mounted laser scanners and Coordinate Measuring Machines (“CMM”).  We also provide Value Added Services including training, calibration, maintenance agreements and repairs related to our Off-Line Measurement Solutions.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Overview – We reported a net loss of $2.4 million, or ($0.25) per diluted share, for the first quarter of fiscal 2017 compared with a net loss of $2.1 million, or ($0.23) per diluted share, for the first quarter of fiscal 2016.

Our quarterly results vary from quarter to quarter and are dependent upon delivery and installation schedules determined by our customers.  These schedules are subject to change by the customer and are not controlled by us.

Bookings – Bookings represent new orders received from our customers.  We expect the level of new orders to fluctuate from quarter to quarter and do not believe new order bookings during any particular period are indicative of our future operating performance.

Bookings by geographic location were (in millions):

	Three Months Ended September 30,
	2016		2015		Increase/(Decrease)
Geographic Region
Americas	$10.8	49.6%	$4.8	36.4%	$6.0	125.0%
Europe	6.2	28.4%	6.6	50.0%	(0.4)	(6.1%)
Asia	4.8	22.0%	1.8	13.6%	3.0	166.7%
Totals	$21.8	100.0%	$13.2	100.0%	$8.6	65.2%

The increase in bookings in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016 of $8.6 million, including a favorable currency impact of $0.2 million, is primarily due to an increase of $8.6 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.7 million in our 3D Scanning Solutions, partially offset by a decrease of $0.4 million in our Off-Line Measurement Solutions and a $0.3 million decrease in our Value Added Services.  On a geographic basis, the $6.0 million increase in the Americas region is primarily due to an increase of $6.0 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.4 million in our 3D Scanning Solutions, partially offset by a decrease of $0.4 million in our Off-Line Measurement Solutions.  The $3.0 million increase in our Asia region is primarily due to an increase of $2.2 million in our In-Line and Near-Line Measurement Solutions, an increase of $0.8 million in our Off-Line Measurement Solutions and an increase of $0.1 million in our 3D Scanning Solutions, partially offset by a decrease of $0.1 million in our Value Added Services.  The $0.4 million decrease in Europe is primarily due to a decrease of $0.8 million in our Off-Line Measurement Solutions and a decrease of $0.2 million in our Value Added Services, partially offset by an increase of $0.4 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.2 million in our 3D Scanning Solutions.

Backlog – Backlog represents orders or bookings we have received but have not yet been filled.  We believe that the level of backlog during any particular period is not necessarily indicative of our future operating performance.  Although most of the backlog is subject to cancellation by our customer, we expect to fill substantially all of the orders in our backlog during the next twelve months.

Backlog by geographic location was (in millions):

	As of September 30,
	2016		2015		Increase/(Decrease)
Geographic Region
Americas	$16.2	38.0%	$9.9	26.8%	$6.3	63.6%
Europe	15.3	35.9%	15.0	40.5%	0.3	2.0%
Asia	11.1	26.1%	12.1	32.7%	(1.0)	(8.3%)
Totals	$42.6	100.0%	$37.0	100.0%	$5.6	15.1%

Prior Year’s Backlog has been updated to reflect corrections to prior calculations.

The current quarter ending backlog increased by $5.6 million compared to the ending backlog at September 30, 2016.  The increase in our backlog was primarily due to an increase of $4.4 million in our In-Line and Near-Line Measurement Solutions, an increase of $0.9 million in our Value Added Services, an increase of $0.8 million in our 3D Scanning Solutions, partially offset by a decrease of $0.5 million in our Off-Line Measurement Solutions.  On a geographic basis, the $6.3 million increase in our Americas region is primarily due to an increase of $5.2 million in our In-Line and Near-Line Measurement Solutions, an increase of $1.2 million in our Value Added Services and an increase of $0.4 million related to our 3D Scanning Solutions, partially offset by a decrease of $0.5 million in our Off-Line Measurement Solutions.  The $0.3 million increase in our Europe region is primarily due to an increase of $1.9 million in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease of $1.3 million in our Off-Line Measurement Solutions, a decrease of $0.2 million in our Value Added Services and a decrease of $0.1 million in our 3D Scanning Solutions.  The $1.0 million decrease in our Asia region is primarily due to a decrease of $2.7 million in our In-Line and Near-Line Solutions and a decrease of $0.1 million in our Value Added Services, partially offset by an increase of $1.3 million in our Off-Line Measurement Solutions and an increase of $0.5 million in our 3D Scanning Solutions.

A summary of our operating results is shown below:

	Three Months Ended September 30,
(in millions)	2016	% of Sales	2015	% of Sales

Americas Sales	$5.2	29.7%	$5.3	35.1%
Europe Sales	10.0	57.2%	7.0	46.4%
Asia Sales	2.3	13.1%	2.8	18.5%
Net Sales	$17.5	100.0%	$15.1	100.0%

Cost of Sales	12.9	73.7%	10.7	70.6%

Gross Profit	4.6	26.3%	4.4	29.4%

Operating Expenses
Selling, General and Administrative	4.3	24.6%	5.3	35.2%
Engineering, Research and Development	1.6	9.1%	2.2	14.7%
Severance, Impairment and Other Charges	0.7	4.0%	-	0.0%

Operating Loss	(2.0)	(11.4%)	(3.1)	(20.5%)

Other Income and (Expenses), net
Interest Expense, net	(0.1)	(0.6%)	-	0.0%
Foreign Currency Income, net	0.1	0.6%	-	0.0%
Other Income, net	-	0.0%	0.1	0.6%

Loss Before Income Taxes	(2.0)	(11.4%)	(3.0)	(19.9%)
Income Tax (Expense) Benefit	(0.4)	(2.3%)	0.9	6.0%

Net Loss	$(2.4)	(13.7%)	$(2.1)	(13.9%)

Sales – Sales of $17.5 million for the first quarter of fiscal 2017 increased $2.4 million, or 15.9%, including a favorable currency impact of $0.2 million, when compared to the same period a year ago.    The increase is primarily due to an increase of $1.9 million in our In-Line and Near-Line Measurement Solutions, an increase of $0.3 million in our Off-Line Measurement Solutions, an increase of $0.1 million in our 3D Scanning Solutions and an increase of $0.1 million in our Value Added Services.  On a geographic basis, the $3.0 million increase in our Europe region is primarily due to an increase of $3.0 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.2 million in our Value Added Services, partially offset by a decline of $0.2 million in our 3D Scanning Solutions.  The decrease of $0.1 million in our Americas region is primarily due to a decrease of $0.5 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.1 million in our Value Added Services, partially offset by an increase of $0.3 million in our 3D Scanning Solutions and an increase of $0.2 million in our Off-Line Measurement Solutions.  The decrease of $0.5 million in our Asia region is primarily due to a decrease of $0.6 million in our In-Line and Near-Line Measurement solutions, partially offset by an increase of $0.1 million in our Off-Line Measurement Solutions.

Gross Profit –Gross profit percentage was 26.3% in the first quarter of fiscal 2017 compared to 29.4% in the same quarter a year ago.  The lower gross profit percentage in the first quarter of fiscal 2017 was primarily the timing of certain expenses in our cost of goods sold and outside contractor expenses.  These factors were partially offset by lower employee-related operating costs due to our previously announced financial improvement plan.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $4.3 million in the first quarter of fiscal 2017, a decrease of $1.0 million compared to the first quarter a year ago.    The decrease is primarily due to cost savings from the  reduction in force related to our previously announced financial improvement plan including declines in employee-related costs of $0.4 million, contractor services of $0.2 million and lower Board of Director fees of $0.1 million. Other decreases in SG&A include lower legal and audit fees of $0.2 million and lower advertising and marketing costs of $0.1 million.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $1.6 million in the first quarter of fiscal 2017, compared to $2.2 million in the first quarter of 2016.  The decrease is primarily due to cost savings from a reduction in force related to the previously announced financial improvement plan.

Severance, Impairments and Other Charges – Severance, impairments and other charges for the first quarter of fiscal 2017 were approximately $0.7 million.  A charge of $0.1 million was primarily related to finalizing severance agreements at our U.S., China and German locations.  In addition, during the first quarter of fiscal 2017, we decided to terminate the production and marketing of a specific product line due to limitations in its design.  As a result of this decision, we wrote-off related inventory of $0.4 million and impaired certain customer receivable balances in the amount of $0.2 million.  We now expect that the total expenses incurred related to the financial improvement plan announced in our third quarter of fiscal 2016 as well as the terminated product line to total approximately $4.0 million.

Interest Expense, net – Net interest expense was $0.1 million in the first quarter of fiscal 2017 compared with an immaterial amount of net interest income in the first quarter of fiscal 2016.  This change was due to a decrease in interest income, because of lower invested cash balances in 2017 compared to 2016, as well as the addition of interest expense on liabilities acquired in the Coord3 acquisition and the outstanding balance on the U.S. credit facility.

Foreign Currency Gain – Foreign Currency gain, net in the first quarter of fiscal 2017 was a net gain of $0.1 million compared to an immaterial net gain in the first quarter of fiscal 2016.  The favorable change was primarily related to the Japanese Yen and the Brazilian Real in the first quarter of fiscal 2017.

Other Income – Other income in the first quarter of fiscal 2016 was primarily dividend income received from our long term investment.

Income Taxes – Our effective tax rate for the first quarter of fiscal year 2017 was (18.6%) compared to 30.5% in the first quarter of fiscal year 2016.  In the fourth quarter of fiscal 2016, we established a full valuation allowance against our U.S. Federal, Germany and Brazil net deferred tax assets.  In the first quarter of fiscal 2017, we established additional valuation allowances in Japan and Singapore, totaling $0.5 million.  The effective tax rate in the first quarter of fiscal 2017 is impacted by not being able to recognize tax benefits on pre-tax losses in these jurisdictions.  The effective tax rate in the first quarter of fiscal 2016 primarily reflects the effect of the mix of pre-tax income and loss across our various tax jurisdictions and their respective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures and product development, support working capital requirements, and, when needed, fund operating losses. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and borrowings under available credit facilities.

Cash on Hand.  Our cash and cash equivalents were $6.6 million at September 30, 2016, compared to $6.8 million at June 30, 2016.  The $0.2 million decrease in cash primarily related to $1.5 million of cash used for operations partially offset by $0.4 million of cash provided from investments, $0.8 million cash provided from financing and $0.1 million impact from changes in exchange rates.

Cash Flow.  Cash used for operations resulted from a net loss of $2.4 million and a use of cash related to working capital changes of $0.8 million, partially offset by $1.7 million in adjustments from non-cash items.   Cash changes in working capital items resulted from cash provided from accounts receivable of $1.7 million and inventory of $1.2 million, partially offset by uses of cash from other current assets and liabilities of $2.1 million and accounts payable of $1.6 million.  The decrease in inventory is primarily due to careful monitoring of our working capital levels, while the decrease in accounts payable represents fluctuations in the timing of receipts of goods and the related payments.  The decrease in accounts receivable relates to the timing of our cash collections as well as lower sales levels in the first quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016.  Finally, the change in other current assets and liabilities relates primarily to the timing of revenue recognition as well as payments on the restructuring reserve related to the previously announced financial improvement plan, partially offset by payroll-related items.

Working Capital Reserves.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders as well as the age and usage of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the three-month period ended September 30, 2016,  we increased our reserve for obsolescence by $0.4 million, primarily due to the decision to cease production and marketing of a specific product line due to limitations in its design.

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay their outstanding balance due to us and the condition of the general economy and the industry as a whole.  We write-off accounts receivable balances when they become uncollectible.  Any payments subsequently received on such receivables increase our allowance for doubtful accounts balance.  We decreased our allowance for doubtful accounts by a net $0.1 million during the three-month period ended September 30, 2016 which primarily resulted from one customer return.

Investments.    At September 30, 2016, we had short-term investments totaling $1.1 million and a long-term investment recorded at $0.7 million compared to short-term investments totaling $1.5 million, a long-term investment recorded at $0.7 million and long-term time deposits of $0.1 million at June 30, 2016.  See Note 6, of the Notes to the Consolidated Financial Statements, “Short-Term and Long-

Term Investments” contained in this Quarterly Report on Form 10-Q for further information on our investments and their current valuation.  The market for our long-term investment is currently illiquid.  In our short-term investments, $0.3 million serve as collateral for bank guarantees that provide financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

Credit Facilities.  We had approximately $1.1 million and $0.2 million in short-term notes payable outstanding at September 30, 2016 and June 30, 2016, respectively.  In addition, we had approximately $0.3 million and $0.4 million in long-term debt outstanding included in ‘Other Long-Term Liabilities’ at September 30, 2016 and June 30, 2016, respectively on our Consolidated Balance Sheet.

At September 30, 2016,  we were a party to an Amended and Restated Credit Agreement with Comerica Bank (“Credit Agreement”).  The Credit Agreement is an on-demand line of credit.  The Credit Agreement is cancelable at any time by either Perceptron or Comerica and any amounts outstanding would be immediately due and payable.  The maximum permitted borrowings are $10.0 million.  The borrowing base is equal to the lesser of 50% of eligible inventory or $4.0 million and the lesser of $6.0 million or 80% of eligible receivables. At September 30, 2016, our additional available borrowing under this facility was approximately $3.2 million.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all of our assets held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  We are required to maintain a Tangible Net Worth of at least $29.0 million.  We were not in compliance with the Tangible Net Worth financial covenant at September 30, 2016, however a waiver was obtained from Comerica Bank on November 4, 2016.  We are not allowed to pay cash dividends under the Credit Agreement.  We are also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.  We had $0.9 million and zero in borrowings outstanding under the Credit Agreement at September 30,  and June 30, 2016, respectively.

At September 30, 2016,  our German subsidiary (“GmbH”) had an unsecured credit facility totaling €0.4 million (equivalent to approximately $0.4 million).  The facility allows €0.1 million to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to €0.3 million to be used for providing bank guarantees.  The interest rate on any borrowings for working capital needs is 3.99%.  Amounts exceeding the limit of €0.1 million will bear interest at 6.89%. Any outstanding bank guarantees bear a 2.0% interest rate.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At September 30, 2016 and June 30, 2016, GmbH had no borrowings or bank guarantees outstanding.

During the third quarter of fiscal 2016, our Italian subsidiary (“Coord3”) exercised an option to purchase their current manufacturing facility.  The total remaining principal payments of €0.5 million (equivalent to approximately $0.5 million)  payable over the following 31 months at a 7.0% annual interest rate are recorded in ‘Short-term notes payable’ and ‘Other Long-Term Liabilities’ on our Consolidated Balance Sheet at September 30, 2016.

Commitments and Contingencies.  As part of our routine evaluation procedures, we identified a potential concern regarding the employment status and withholding for several individuals in one of our foreign jurisdictions.  During fiscal 2015, we estimated a range of the potential financial liability related to this matter of €0.5 million to €1.0 million.  We were not able to reasonably estimate the amount within this range that we would be required to pay for this matter.  As a result, in fiscal 2015, we recorded a reserve of €0.5 million (equivalent to approximately $0.5 million) representing the minimum amount we estimated would be paid.  In the fourth quarter of fiscal 2016, we received the final notice regarding this issue, and as a result, we recorded an additional accrual of €0.2 million (equivalent to approximately $0.3 million).  We currently expect to finalize this issue and remit all funds due by the end of our fiscal 2017.

See Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q, as well as Item 3, “Legal Proceedings” and Note 6 to the Consolidated Financial Statements, “Contingencies”, of our Annual Report on Form 10-K for fiscal year 2016 for a discussion of certain other contingencies relating to our liquidity, financial position and results of operations.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies” of our Annual Report on Form 10-K for fiscal year 2016.

Capital Spending.  We spent $0.1 million on capital equipment in the first three months of fiscal year 2017 compared to $0.7 million in the first three months of fiscal 2016 as we are currently closely scrutinizing all potential capital projects compared to our current cash balances.

Capital Resources and Outlook.    Information in this “Outlook” section should be read in conjunction with the “Safe Harbor Statement,” cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

At September 30, 2016,  we had $7.7 million in cash, cash equivalents and short-term investments of which $7.3 million, or approximately 95%, was held in foreign bank accounts. We do not typically repatriate our foreign earnings.

Our current outlook for fiscal 2017 is based on our internal projections about the market and related economic conditions, estimated foreign currency exchange rate effects, as well as our understanding of our key customers’ plans for their retooling projects. If our key customers’ plans differ from our understanding, this could have an adverse impact on our outlook.

Sales in the first quarter of fiscal 2017 increased by 15.9% to $17.5 million, when compared to the same period a year ago. We believe our sales for the second quarter of fiscal 2017 will be in the range of $16.5 million to $19.5 million.  For our full fiscal year, we expect revenue growth in the high single digits compared to fiscal 2016 as we anticipate a return to an improving long-term revenue trend.

After giving recognition to the factors discussed above, we expect that the full fiscal year of 2017 operating (loss) income could improve compared to 2016, if we are successful at completing our previously announced financial improvement plan and other cost reductions as well as continue to progress with our long-term growth strategy and diversification program. Based on our business plan, we believe our level of cash, cash equivalents, short-term investments, credit facilities and expected cash flows in each jurisdiction is sufficient to fund our 2017 cash flow requirements.  We continue to expect capital spending to be approximately $0.8 million during fiscal 2017 for capital expenditures, although there is no binding commitment to do so.  Furthermore, the level of our capital spending is dependent on our financial results.

We will evaluate business opportunities that fit our strategic plans.  There can be no assurance that we will identify opportunities that fit our strategic plans or that we will be able to enter into agreements with identified business opportunities on terms acceptable to us.  We anticipate that we would finance any such business opportunities from available cash on hand, issuance of additional shares of our stock or additional sources of financing, as circumstances warrant.

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal year 2016.

NEW ACCOUNTING PRONOUNCEMEMTS

For a discussion of new accounting pronouncements, see Note 2 to the Consolidated Financial Statements, “New Accounting Pronouncements” contained in this Quarterly Report on Form 10-Q.

MARKET RISK INFORMATION

Our primary market risk is related to foreign exchange rates.  The foreign exchange risk is derived from the operations outside the U.S., which are primarily located in Germany, Italy and China.   We may, from time to time, have interest rate risk in connection with the investment of our available cash balances or outstanding variable credit facilities.

Foreign Currency Risk

We have foreign currency exchange risk in our international operations arising from the time period between sales commitment and delivery for contracts entered into in currencies other than the U.S. Dollar. For sales backlog entered into in currencies other than the U.S. Dollar, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150-day range.  At September 30, 2016,  our backlog in currencies other than the U.S. Dollar was approximately 62.4% or $26.6 million, compared to 73.3% or $27.2 million at September 30, 2015.  We are most vulnerable to changes in U.S. Dollar/Euro, U.S. Dollar/Chinese Yuan and U.S. Dollar/Japanese Yen exchange rates.

Our potential change in net loss that would result from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. Dollars for the three months ended September 30, 2016, would have been less than $0.1 million.  This sensitivity analysis assumes there are no changes other than the exchange rates.  This analysis has inherent limitations, including that it disregards the possibility that (i) the exchange rates of multiple foreign currencies may not always move in the same direction or percentage amount relative to the value of the U.S. Dollar and (ii) changes in exchange rates may impact the volume of sales.

Interest Rate Risk

We invest our cash and cash equivalents in high quality, short-term investments, primarily with terms of three months or less.  Based on our outstanding credit facilities and invested cash balances at September 30, 2016, a 1% increase in interest rates would have an immaterial impact on our interest expense and a 1% decrease in interest rates would have an immaterial effect on our investments.  As a result, we do not currently hedge these interest rate exposures.

Uncertainties in Credit Markets

At September 30, 2016,  we hold a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Our long-term investment is subject to risk due to a decline in value of the investment.  The investment is currently recorded at $0.7 million, after consideration of impairment charges recorded in fiscal years 2008 and 2009.

Based on our current business plan, cash and cash equivalents and our short-term investments of $7.7 million at September 30, 2016 as well as the existing availability on our credit facilities, we do not currently anticipate that the lack of liquidity in this long-term investment will affect our ability to operate or fund our currently anticipated fiscal 2017 cash flow requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Information.”

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016,  our disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 identified in connection with our evaluation that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1A.    RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for fiscal year 2016.

ITEM 6.EXHIBITS

4.19*	Waiver Letter, dated November 4, 2016, from Comerica Bank.
31.1* 31.2*

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document
101.SCH*	Taxonomy Extension Schema
101.CAL*	Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc.
(Registrant)

Date: November 7, 2016	By:	/s/ W. Richard Marz
W. Richard Marz
Chairman of the Board, President and Chief Executive Officer

Date: November 7, 2016	By:	/s/ David L. Watza
David L. Watza
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)