Form 10-Q
period 2016-12-31
PERCEPTRON INC/MI
filed 2017-02-06
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2016.

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

The number of shares outstanding of each of the issuer’s classes of common stock as of February 1, 2017, was:

Common Stock, $0.01 par value	9,391,467
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2016

+

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(In Thousands, Except Per Share Amount)	2016	2016
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$5,654	$6,787
Short-term investments	551	1,474
Receivables:
Billed receivables, net of allowance for doubtful accounts	27,258	23,627
of $259 and $269, respectively
Other receivables	246	448
Inventories, net of reserves of $1,906 and $1,608, respectively	10,405	12,172
Short-term deferred income tax asset	284	1,031
Other current assets	1,384	1,170
Total current assets	45,782	46,709

Property and Equipment
Building and land	7,634	7,708
Machinery and equipment	15,817	15,876
Furniture and fixtures	1,039	1,130
Gross property and equipment	24,490	24,714
Less - Accumulated depreciation	(17,222)	(16,788)
Net property and equipment	7,268	7,926

Goodwill	7,136	7,500
Intangible Assets, Net	4,289	5,017
Long-Term Investments	725	770

Total Assets	$65,200	$67,922

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$8,070	$8,801
Accrued liabilities and expenses	3,777	4,391
Accrued compensation	2,260	1,789
Current portion of taxes payable	843	1,029
Short-term deferred income tax liability	274	500
Income taxes payable	311	148
Short-term notes payable	1,637	200
Restructuring reserve	313	814
Deferred revenue	6,695	7,711
Total current liabilities	24,180	25,383

Long-Term Taxes Payable	1,227	1,714
Long-Term Deferred Income Tax Liability	938	1,131
Other Long-Term Liabilities	923	1,140

Total Liabilities	$27,268	$29,368

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,387 and 9,370, respectively	94	94
Accumulated other comprehensive loss	(4,387)	(3,220)
Additional paid-in capital	46,114	45,738
Retained deficit	(3,889)	(4,058)
Total shareholders' equity	37,932	38,554

Total Liabilities and Shareholders' Equity	$65,200	$67,922

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands, Except Per Share Amounts)	2016	2015	2016	2015

Net Sales	$21,751	$17,211	$39,271	$32,279
Cost of Sales	12,307	12,116	25,253	22,758
Gross Profit	9,444	5,095	14,018	9,521

Operating Expenses
Selling, general and administrative	4,469	5,386	8,756	10,656
Engineering, research and development	1,657	1,970	3,267	4,198
Severance, impairment and other charges	61	-	717	-
Total operating expenses	6,187	7,356	12,740	14,854

Operating Income (Loss)	3,257	(2,261)	1,278	(5,333)

Other Income and (Expenses)
Interest expense, net	(61)	(25)	(118)	(46)
Foreign currency (loss) gain, net	(393)	58	(344)	59
Other income, net	23	86	24	145
Total other (expense) income	(431)	119	(438)	158

Income (Loss) Before Income Taxes	2,826	(2,142)	840	(5,175)

Income Tax (Expense) Benefit	(302)	596	(671)	1,521

Net Income (Loss)	$2,524	$(1,546)	$169	$(3,654)

Income (Loss) Per Common Share
Basic	$0.27	$(0.17)	$0.02	$(0.39)
Diluted	$0.27	$(0.17)	$0.02	$(0.39)

Weighted Average Common Shares Outstanding
Basic	9,381	9,351	9,376	9,351
Dilutive effect of stock options	35	-	33	-
Diluted	9,416	9,351	9,409	9,351

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands)	2016	2015	2016	2015

Net Income (Loss)	$2,524	$(1,546)	$169	$(3,654)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(1,340)	(766)	(1,167)	(1,046)

Comprehensive Income (Loss)	$1,184	$(2,312)	$(998)	$(4,700)

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Six Months Ended
	December 31,
(In Thousands)	2016	2015

Cash Flows from Operating Activities
Net income (loss)	$169	$(3,654)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	1,142	1,043
Stock compensation expense	323	372
Asset impairment and related inventory write-down	542	-
Deferred income taxes	323	(1,404)
Gain on disposal of assets	(2)	(829)
Allowance for doubtful accounts	10	(55)
Changes in assets and liabilities
Receivables	(4,534)	2,566
Inventories	1,087	(1,529)
Accounts payable	(502)	2,205
Other current assets and liabilities	(1,579)	(4,251)
Net cash used for operating activities	(3,021)	(5,536)

Cash Flows from Investing Activities
Purchases of short-term investments	(1,425)	(1,832)
Sales of short-term investments	2,353	1,861
Capital expenditures	(168)	(1,263)
Acquisitions of long-term assets	-	(129)
Net cash provided by (used for) investing activities	760	(1,363)

Cash Flows from Financing Activities
Proceeds from short-term credit borrowings, net	1,347	201
Proceeds from stock compensation plans	56	65
Net cash provided by financing activities	1,403	266

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(275)	(51)

Net Decrease in Cash and Cash Equivalents	(1,133)	(6,684)
Cash and Cash Equivalents, July 1	6,787	11,502
Cash and Cash Equivalents, December 31	$5,654	$4,818

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$191	$144
Cash paid during the period for income taxes	$42	$836

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and within the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  Our Consolidated Financial Statements include the accounts of Perceptron and our wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  In our opinion, these statements include all normal recurring adjustments necessary for a fair presentation of the financial statements for the periods presented.  The results of operations for any interim period are not necessarily indicative of the results of operations for a full fiscal year.  The accompanying unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

2.New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In March 2016, the FASB issued the final guidance to clarify the principal versus agent guidance (i.e., whether an entity should report revenue gross or net).  In April 2016, the FASB issued final guidance to clarify identifying performance obligation and the licensing implementation guidance.  In May 2016, FASB updated the guidance in ASU No. 2014-09, which updated implementation of certain narrow topics within ASU 2014-09. Finally, in December 2016, the FASB issued several technical corrections and improvements, which clarify the previously issued standards and corrected unintended application of previous guidance.  These standards (collectively “ASC 606”) will be effective for annual periods beginning after December 15, 2017 (as amended in August 2015, by ASU 2015-14, Deferral of the Effective Date), and interim periods therein, using either of the following transition methods:  (i) a full retrospective approach reflecting the applications of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We have commenced a detailed analysis of our contracts under ASC 606 and expect to decide which transition method we will utilize to adopt ASC 606 by the end of our fiscal year 2017.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance.  We are currently evaluating the impact of the adoption of ASU 2016-16 on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires a company to present their Statement of Cash Flows including amounts generally described as restricted cash or restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted.  We are currently evaluating the impact of the adoption of ASU 2016-18 on our consolidated statement of cash flows.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU 2017-01 is effective for Perceptron on July 1, 2018 and is not expected to have a significant impact on our consolidated financial statements or disclosures.

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

Step 1 is to identify potential impairment by comparing the fair value of a reporting unit with its carrying value, including goodwill.  If the fair value is lower than the carrying value, this is an indication of goodwill impairment and Step 2 must be performed.  Under Step 2, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  This analysis requires significant judgment in developing assumptions, such as estimating future cash flows, which is dependent on internal forecasts, estimating the long-term rate of growth for our business, estimating the useful life over which cash flows will occur and calculating our weighted average cost of capital.  The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, foreign currency fluctuations and other factors.  Changes in these estimates and assumptions could materially affect the determination of fair value and could result in goodwill impairment for a reporting unit, negatively impacting our results of operations for the period and financial position.

Goodwill is recorded in the local currency of the acquired entities and foreign currency effects will impact the balance of goodwill in future periods.  Our goodwill balance was $7,136,000 and $7,500,000 as of December 31,  and June 30, 2016, respectively.  The change in goodwill of $364,000 was due to the change in foreign currency rates from June 30, 2016 to December 31, 2016.

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

If an event or circumstance indicates that the carrying value of an intangible asset may not be recoverable, we assess the recoverability of the asset by comparing the carrying value of the asset to the sum of the undiscounted future cash flows that the asset is expected to generate over its remaining economic life. If the carrying value exceeds the sum of the undiscounted future cash flows, we compare the fair value of the intangible asset to the carrying value and record an impairment loss for the difference.  We generally estimate the fair value of our intangible assets using the income approach based on a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows, and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental. Actual future operating results and the remaining economic lives of our other intangible assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of other intangible assets in future periods.

Our intangible assets are as follows (in thousands):

	December 31,		December 31,	June 30,		June 30,
	2016		2016	2016		2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/Distributor Relationships	$3,013	$(1,106)	$1,907	$3,170	$(847)	$2,323
Trade Name	2,339	(429)	1,910	2,461	(328)	2,133
Software	676	(248)	428	676	(181)	495
Other	112	(68)	44	118	(52)	66
Total	$6,140	$(1,851)	$4,289	$6,425	$(1,408)	$5,017

Amortization expense was $286,000 and $321,000 for the three month periods ended December 31, 2016 and 2015, respectively.  Amortization expense was $542,000 and $585,000 for the six month periods ended December 31, 2016 and 2015, respectively.  The change in the gross carrying value of $285,000 is due to changes in foreign currency rates from June 30, 2016 to December 31, 2016.

The estimated amortization of the remaining intangible assets by year is as follows (in thousands):

Years Ending June 30,	Amount
2017 (excluding the six months ended December 31, 2016)	509
2018	1,035
2019	1,017
2020	635
2021	234
after 2021	859
$4,289

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

We also have multiple element arrangements in our Measurement Solutions product line, which may include elements such as, equipment, installation, labor support and/or training.  Each element has value on a stand-alone basis and the delivered elements do not include general rights of return.  Accordingly, each element is considered a separate unit of accounting.  When available, we allocate arrangement consideration to each element in a multiple element arrangement based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. When VSOE cannot be established, we attempt to establish the selling price of each element based on relevant third-party evidence.  Our products contain a significant level of proprietary technology, customization or differentiation; therefore, comparable pricing of products with similar functionality cannot be obtained.  In these cases, we utilize our best estimate of selling price (“BESP”).  We determine the BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin.

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

6.Short-Term and Long-Term Investments

We account for our investments in accordance with ASC 320, “Investments – Debt and Equity Securities”.  Investments with a term to maturity between three months to one year are considered short-term investments and are classified as available-for-sale investments. Investments with a term to maturity beyond one year may be classified as available for sale if we reasonably expect the investment to be realized in cash or sold or consumed during the normal operating cycle of the business.  Investments are classified as held-to-maturity if the term to maturity is greater than one year and we have the intent and ability to hold such investments to maturity. All investments are initially recognized at fair value.  Subsequent measurement for available-for-sale investments is recorded at fair value.  Unrealized gains and losses on available-for-sale investments are recorded in other comprehensive income. Held-to-maturity investments are subsequently measured at amortized cost.  At each balance sheet date, we evaluate all investments for possible other-than-temporary impairment, which involves significant judgment.  In making this judgment, we review factors such as the length of time and extent to which fair value has been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and our ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any losses determined to be other-than-temporary are charged as an impairment loss and recorded in earnings. If market, industry, and/or investee conditions deteriorate, future impairments may be incurred.

As of December 31, 2016, we had restricted cash held in short-term bank guarantees.  These guarantees provide financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.  At December 31, 2016 and June 30, 2016, restricted cash in short-term investments was $322,000 and $77,000, respectively.  Furthermore, at June 30, 2016, we had restricted cash held in long-term bank guarantees of $45,000.

At December 31, 2016,  we held a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  We estimated that the fair market value of this investment at December 31, 2016 exceeded $725,000 based on an internal valuation model, which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs:

(i)	the underlying structure of the security;
(ii)	the present value of the future principal, discounted at rates considered to reflect current market conditions; and
(iii)	the time horizon that the market value of the security could return to its cost and be sold.

Under ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) such valuation assumptions are defined as Level 3 inputs.

The following table presents our Short-Term and Long-Term Investments by category at December 31, 2016 and June 30, 2016 (in thousands):

	December 31, 2016
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantee	$322	$322
Mutual Funds	10	10
Time/Fixed Deposits	219	219
Total Short-Term Investments	$551	$551

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	$3,700	$725

Total Investments	$4,251	$1,276

	June 30, 2016
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantee	$77	$77
Mutual Funds	29	29
Time/Fixed Deposits	1,368	1,368
Total Short-Term Investments	$1,474	$1,474

Long-Term Investments
Time Deposits	$45	$45
Preferred Stock	3,700	725
Total Long-Term Investments	$3,745	$770

Total Investments	$5,219	$2,244

7.Financial Instruments

For a discussion on our fair value measurement policies for Financial Instruments, refer to Note 1 in our Consolidated Financial Statements, “Summary of Significant Accounting Policies – Financial Instruments”, of our Annual Report on Form 10-K for fiscal year ended June 30, 2016.

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

The following table presents our investments at December 31, 2016 and June 30, 2016 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820 (in thousands).  The fair value of our short-term investments approximates their cost basis.

Description	December 31, 2016	Level 1	Level 2	Level 3
Mutual Funds	$10	$10	$-	$-
Time/Fixed Deposits and Bank Guarantees	541	-	541	-
Preferred Stock	725	-	-	725
Total	$1,276	$10	$541	$725

Description	June 30, 2016	Level 1	Level 2	Level 3
Mutual Funds	$29	$29	$-	$-
Time/Fixed Deposits and Bank Guarantees	1,490	-	1,490	-
Preferred Stock	725	-	-	725
Total	$2,244	$29	$1,490	$725

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

8.Inventory

Inventory is stated at the lower of cost or market.  The cost of inventory is determined by the first-in, first-out (“FIFO”) method.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.  When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,906,000 and $1,608,000 at December 31, 2016 and June 30, 2016, respectively, is comprised of the following (in thousands):

	At December 31,	At June 30,
	2016	2016
Component Parts	$4,684	$5,054
Work in Process	2,660	3,461
Finished Goods	3,061	3,657
Total	$10,405	$12,172

9.Credit Facilities

We had approximately $1,637,000 and $200,000 in short-term notes payable outstanding at December 31, 2016 and June 30, 2016, respectively.  In addition, we had approximately $252,000 and $365,000 in long-term debt outstanding included in ‘Other Long-Term Liabilities’ at December 31, 2016 and June 30, 2016, respectively on our Consolidated Balance Sheet.

At December 31, 2016,  we were a party to an Amended and Restated Credit Agreement with Comerica Bank (“Credit Agreement”).  The Credit Agreement is an on-demand line of credit.  The Credit Agreement is cancelable at any time by either Perceptron or Comerica and any amounts outstanding would be immediately due and payable.  The maximum permitted borrowings are $10.0 million.  The borrowing base is equal to the lesser of 50% of eligible inventory or $4.0 million and the lesser of $6.0 million or 80% of eligible receivables. At December 31, 2016, our additional available borrowing under this facility was approximately $4.9 million.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all of our assets held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the

Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen and is payable on the last day of the applicable period.  We are required to maintain a Tangible Net Worth of at least $29.0 million.  We were not in compliance with the Tangible Net Worth financial covenant at December 31, 2016, however a waiver was obtained from Comerica Bank on February 3, 2017.  We are not allowed to pay cash dividends under the Credit Agreement.  We are also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.  We had $1,425,000 and zero in borrowings outstanding under the Credit Agreement at December 31,  and June 30, 2016, respectively.

At December 31, 2016,  our German subsidiary (“GmbH”) had an unsecured credit facility totaling €350,000 (equivalent to approximately $369,000).  The facility allows €100,000 to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to €250,000 to be used for providing bank guarantees.  The interest rate on any borrowings for working capital needs is 3.73%.  Amounts exceeding €100,000 will bear interest at 6.63%.  Any outstanding bank guarantees bear a 2.0% interest rate.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At December 31, 2016 and June 30, 2016, GmbH had no borrowings or bank guarantees outstanding.

During the third quarter of fiscal 2016, our Italian subsidiary (“Coord3”) exercised an option to purchase their current manufacturing facility.  The total remaining principal payments of €420,000 (equivalent to approximately $442,000)  payable over the following 28 months at a 7.0% annual interest rate are recorded in ‘Short-term notes payable’ and ‘Other Long-Term Liabilities’ on our Consolidated Balance Sheet at December 31, 2016.

Our Brazilian subsidiary (“Brazil”) has several credit line and overdraft facilities with their current local bank.  Brazil can borrow a total of B$170,000 (equivalent to approximately $52,000).  The Brazil facilities are cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rates for these facilities range from 2.44% to 12.64%.  We had $22,000 and zero in borrowings under these facilities at December 31, and June 30, 2016, respectively.

10.Severance, Impairment and Other Charges

During the third quarter of fiscal 2016, we announced a financial improvement plan that resulted in a reduction in global headcount of approximately 11%.  This plan was implemented to re-align our fixed costs with our near-to mid-term expectations for our business.  In addition, during the first quarter of fiscal 2017, we decided to terminate production and marketing of a specific product line due to limitations in its design.  As a result of this decision, we wrote-off related inventory of $397,000 and impaired certain customer receivable balances in the amount of $145,000.  Total pre-tax cash and non-cash charges related to the original restructuring plan as well as the additional charges from the terminated product line are expected to be up to $4.0 million; to date we have incurred $3,543,000.

The charges recorded as Severance, Impairment and Other Charges for the three and six months ended December 31, 2016 related to this restructuring plan are as follows (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2016	December 31, 2016
Severance and Related Costs	$61	$175
Impairment	-	145
Inventory Write-Off	-	397
Total	$61	$717

Severance expense for the three months ended December 31, 2016 was associated with an adjustment at our U.S. location.

Severance expense (income) for the six months ended December 31, 2016 was associated with adjustments at our U.S. (expense of $171,000), Chinese (expense of $82,000) and German (income of $78,000) locations, primarily as we reached final settlements related to several individuals impacted by the reduction in force.

The following table reconciles the activity for the six months ended December 31, 2016 for the Restructuring Reserve (in thousands):

Restructuring Reserve
Balance at July 1, 2016	$814
Accruals - Severance Related	175
Payments	(676)
Balance at December 31, 2016	$313

The accrued balance at December 31, 2016 mainly includes payments to be made related to our U.S., China and Germany reductions in force and is expected to be paid within the next 3 months.

11.Current and Long-Term Taxes Payable

We acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

12.Other Long-Term Liabilities

Other long-term liabilities at December 31, 2016 and June 30, 2016 include $671,000 and $775,000, respectively for long-term contractual and statutory severance liabilities for our employees located in Italy that represent amounts which will be payable to employees upon termination of employment. See Note 9 for the description of long-term debt included in ‘Other Long-Term Liabilities’ at December 31, 2016.

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

We recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $80,000 and $220,000 during the three and six months ended December 31, 2016, respectively.    We recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $168,000 and $263,000 during the three and six months ended December 31, 2015, respectively.    As of December 31, 2016, the total remaining unrecognized compensation cost related to non-vested stock options amounted to approximately $570,000.  We expect to recognize this cost over a weighted average vesting period of 2.3 years.

During the three months ended December 31, 2016 and 2015, we granted 100,000 and 187,420 stock options, respectively.  The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Weighted average estimated fair value per
share of options granted during the period	$3.02	$3.13	$3.00	$3.08
Assumptions:
Dividend Yield	-	-	-	-
Common Stock Price Volatility	48.14%	45.43%	48.05%	45.43%
Risk Free Rate of Return	1.94%	1.70%	1.77%	1.60%
Expected Option Term (In Years)	5.4	6.0	5.5	6.0

We received approximately $55,000 and $56,000 in cash from option exercises under all share-based payment arrangements for the three and six months ended December 31, 2016, respectively.  We received approximately $23,000 and $46,000 in cash from option exercises under all share-based payment arrangements for the three and six months ended December 31, 2015, respectively.

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

The grant date fair value associated with granted restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of our Common Stock on the grant date authorized by our Board of Directors, multiplied by the number of restricted stock awards expected to be issued and vested and is amortized over the combined performance and service periods.  The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three and six months ended December 31, 2016 was $31,000 and $103,000, respectively.    The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three and six months ended December 31, 2015 was $57,000 and $109,000, respectively.    As of December 31, 2016, the total remaining unrecognized compensation cost related to restricted stock and restricted stock unit awards is approximately $74,000. We expect to recognize this cost over a weighted average vesting period of 0.8 years.

A summary of the status of restricted stock and restricted stock unit awards issued at December 31, 2016 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2016	41,141	$7.82
Granted	-	-
Vested	(28,398)	7.66
Forfeited or Expired	(967)	9.20
Non-vested at December 31, 2016	11,776	$8.08

14.Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Other obligations, such as stock options and restricted stock awards, are considered to be potentially dilutive common shares.  Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive.  The calculation of diluted shares also takes into effect the average unrecognized non-cash stock-based compensation expense and additional adjustments for tax benefits related to non-cash stock-based compensation expense. Furthermore, we exclude all outstanding options to purchase common stock from the computation of diluted EPS in periods of net losses because the effect is anti-dilutive.

Options to purchase 387,774 and 709,634 shares of common stock outstanding in the three months ended December 31, 2016 and 2015, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Options to purchase 479,397 and 449,464 shares of common stock outstanding in the six months ended December 31, 2016 and 2015, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

We are a party to a civil suit filed by 3CEMS, a Cayman Islands and People’s Republic of China corporation, in the U.S. District Court for the Eastern District of Michigan (the “Court”) and served on us on or about January 7, 2015.  The suit alleges that we breached our contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for our discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders based upon instructions they claimed to have received from us.  The suit alleged damages of not less than $4.0 million.  In December 2016, the Court issued a non-final summary judgement order in favor of 3CEMS, finding that, as a matter of law, we breached our contractual obligations to 3CEMS and that the only issue of material fact is the amount of damages.  We have filed a motion for reconsideration of the Court’s order, which is currently pending.  The Court’s order may be appealed by the parties at the conclusion of the trial process.  We intend to vigorously defend against 3CEMS’ claims.

Because of the inherent uncertainty of litigation and claims such as the 3CEMS matter, we are unable to reasonably estimate a possible loss or range of loss relating to the 3CEMS matter.

As part of our routine evaluation procedures, we identified a potential concern regarding the employment status and withholding for several individuals in one of our foreign jurisdictions.  During fiscal 2015, we estimated a range of the potential financial liability related to this matter of €486,000 to €1 million.  We were not able to reasonably estimate the amount within this range that we would be required to pay for this matter.  As a result, in fiscal 2015, we recorded a reserve of €486,000 (equivalent to approximately $512,000) representing the minimum amount we estimated would be paid.  In the fourth quarter of fiscal 2016, we received the final notice regarding this issue, and as a result, we recorded an additional accrual of €227,000 (equivalent to approximately $239,000).  We currently expect to remit all funds due by the end of our fiscal 2018.

16.Subsequent Events

We perform review procedures for subsequent events and determine any necessary disclosures that arise from such evaluation, up to the date of issuance of our annual and interim reports.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

SAFE HARBOR STATEMENT

Certain statements in this report, including statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including our expectation as to our fiscal year 2017 and future results, cost savings from our financial improvement plan, operating data, new order bookings, revenue, expenses, net income and backlog levels, trends affecting our future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2017 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Whenever possible, we have identified these forward-looking statements by words such as “target,” “will,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “prospects,” “outlook” or similar expressions.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, disruptions to our operations due to our financial improvement plan and related headcount reductions and position eliminations, risks associated with changes in our sales strategy and structure, including the impact of such changes on booking and revenue levels and customer purchase decisions, the risk that actual charges from the financial improvement plan differ from the assumptions used in estimating the charges and the risks and uncertainties discussed from time to time in our periodic reports filed with the Securities and Exchange Commission, including those listed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for fiscal 2016.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Overview – We reported net income of $2.5 million, or $0.27 per diluted share, for our second quarter of fiscal 2017 compared with a net loss of $1.5 million, or ($0.17) per diluted share, for our second quarter of fiscal 2016.

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

Bookings by geographic location were (in millions):

	Three Months Ended December 31,
	2016		2015		Increase/(Decrease)
Geographic Region
Americas	$8.5	40.7%	$7.4	36.8%	$1.1	14.9%
Europe	8.6	41.1%	8.3	41.3%	0.3	3.6%
Asia	3.8	18.2%	4.4	21.9%	(0.6)	(13.6%)
Totals	$20.9	100.0%	$20.1	100.0%	$0.8	4.0%
Prior Reported Bookings			$20.6

Prior Year’s Bookings has been updated to reflect corrections to prior calculations.

The increase in bookings in the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2016 of $0.8 million, including an unfavorable currency impact of $0.7 million, is primarily due to an increase of $1.1 million in our 3D Scanning Solutions and an increase of $0.2 million in our Value Added Services, partially offset by a decrease of $0.3 million in our Off-Line Measurement Solutions and a $0.2  million decrease in our In-Line and Near-Line Measurement Solutions.  On a geographic basis, the $1.1 million increase in the Americas region is primarily due to an increase of $1.2 million in our In-Line and Near-Line Measurement Solutions, an increase of $0.6 million in our 3D Scanning Solutions and an increase of $0.1 million in our Value Added Services, partially offset by a decrease of $0.8 million in our Off-Line Measurement Solutions.  The $0.3 million increase in Europe is primarily due to an increase of $0.3 million in our 3D Scanning Solutions and an increase of $0.2 million in our Value Added Services, partially offset by a decrease of $0.2 million in our Off-Line Measurement Solutions.  The $0.6 million decrease in our Asia region is primarily due to a decrease of $1.4 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.1 million in our Value Added Services, partially offset by an increase of $0.7 million in our Off-Line Measurement Solutions and an increase of $0.2 million in our 3D Scanning Solutions.

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

Backlog by geographic location was (in millions):

	As of December 31,
	2016		2015		Increase/(Decrease)
Geographic Region
Americas	$15.6	37.4%	$13.0	32.5%	$2.6	20.0%
Europe	16.2	38.8%	15.4	38.5%	0.8	5.2%
Asia	9.9	23.8%	11.6	29.0%	(1.7)	(14.7%)
Totals	$41.7	100.0%	$40.0	100.0%	$1.7	4.3%
Prior Reported Backlog			$40.4

Prior Year’s Backlog has been updated to reflect corrections to prior calculations.

The current quarter ending backlog increased by $1.7 million compared to the ending backlog at December 31, 2015.  The increase in our backlog was primarily due to an increase of $1.5 million in our Value Added Services and an increase of $0.9 million in our 3D Scanning Solutions, partially offset by a decrease of $0.4 million in our Off-Line Measurement Solutions and a decrease of $0.3 million in our In-Line and Near-Line Measurement Solutions.  On a geographic basis, the $2.6 million increase in our Americas region is primarily due to an increase of $1.8 million in our In-Line and Near-Line Measurement Solutions, an increase of $1.4 million in our Value Added Services and an increase of $0.5 million related to our 3D Scanning Solutions, partially offset by a decrease of $1.1 million in our Off-Line Measurement Solutions.  The $0.8 million increase in our Europe region is primarily due to an increase of $1.2 million in our In-Line and Near-Line Measurement Solutions, an increase of $0.3 million in our 3D Scanning Solutions and an increase of $0.1 million in our Value Added Services, partially offset by a decrease of $0.8 million in our Off-Line Measurement Solutions.  The $1.7 million decrease in our Asia region is primarily due to a decrease of $3.3 million in our In-Line and Near-Line, partially offset by an increase of $1.5 million in our Off-Line Measurement Solutions and an increase of $0.1 million in our 3D Scanning Solutions.

A summary of our operating results is shown below (in millions):

	Three Months Ended December 31,
	2016	% of Sales	2015	% of Sales

Americas Sales	$9.1	41.7%	$4.3	25.0%
Europe Sales	7.7	35.4%	8.0	46.5%
Asia Sales	5.0	22.9%	4.9	28.5%
Net Sales	$21.8	100.0%	$17.2	100.0%

Cost of Sales	12.4	56.9%	12.1	70.4%

Gross Profit	9.4	43.1%	5.1	29.6%

Operating Expenses
Selling, General and Administrative	4.4	20.2%	5.4	31.4%
Engineering, Research and Development	1.6	7.3%	2.0	11.6%
Severance, Impairment and Other Charges	0.1	0.5%	-	0.0%

Operating Income (Loss)	3.3	15.1%	(2.3)	(13.4%)

Other Income and (Expenses), net
Interest Expense, net	(0.1)	(0.5%)	-	0.0%
Foreign Currency Gain (Loss), net	(0.4)	(1.8%)	0.1	0.6%
Other Income, net	-	0.0%	0.1	0.6%

Income (Loss) Before Income Taxes	2.8	12.8%	(2.1)	(12.2%)
Income Tax (Expense) Benefit	(0.3)	(1.3%)	0.6	3.5%

Net Income (Loss)	$2.5	11.5%	$(1.5)	(8.7%)

Sales – Sales of $21.8 million for the first quarter of fiscal 2017 increased $4.6 million, or 26.7%, including a favorable currency impact of $0.3 million, when compared to the same period a year ago.  The increase is primarily due to an increase of $4.9 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.2 million in our 3D Scanning Solutions, partially offset by a decrease of $0.4 million in our Off-Line Measurement Solutions and a decrease of $0.1 million in our Value Added Services.  On a geographic basis, the $4.8 million increase in our Americas region is primarily due to an increase of $4.6 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.4 million in our 3D Scanning Solutions, partially offset by a decrease of $0.2 million in our Off-Line Measurement Solutions.  The increase of $0.1 million in our Asia region is primarily due to an increase of $0.4 million in our Off-Line Measurement Solutions, partially offset by a decrease of $0.2 million in our 3D Scanning Solutions and a decrease of $0.1 million in our In-Line and Near-Line Measurement Solutions.  The decrease of $0.3 million in our Europe region is primarily due to a decrease of $0.6 million in our Off-Line Measurement Solutions and a decrease of $0.1 million in our Value Added Services, partially offset by  an increase of $0.4 million in our In-Line and Near-Line Measurement Solutions.

Gross Profit –Gross profit percentage was 43.1% in the second quarter of fiscal 2017 compared to 29.6% in the same quarter a year ago.  The higher gross profit percentage in the second quarter of fiscal 2017 was primarily due to the mix of our revenue, the timing of certain expenses in our cost of goods sold as well as lower employee-related operating costs resulting from our previously announced financial improvement plan.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $4.4 million in the second quarter of fiscal 2017, a decrease of $1.0 million compared to the second quarter a year ago.  The decrease is primarily due to cost savings from the reduction in force related to our previously announced financial improvement plan including declines in employee-related costs of $0.7 million and contractor services of $0.1 million. Other decreases in SG&A include lower legal and audit fees of $0.2 million and lower advertising and marketing costs of $0.2 million.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $1.6 million in the second quarter of fiscal 2017, compared to $2.0 million in the second quarter of fiscal 2016.  The decrease is primarily due to cost savings from a reduction in force related to the previously announced financial improvement plan.

Severance, Impairments and Other Charges – Severance, impairments and other charges for the second quarter of fiscal 2017 were approximately $0.1 million, which was primarily related to additional severance at our U.S. location.  We have incurred $3.5 million of expense since the financial improvement plan commenced in March 2016.

Interest Expense, net – Net interest expense was $0.1 million in the second quarter of fiscal 2017 compared with an immaterial amount of net interest expense in the second quarter of fiscal 2016.  This change was due to a decrease in interest income because of lower invested cash balances in fiscal 2017 compared to fiscal 2016, as well as the addition of interest expense on Coord3’s purchase of their current manufacturing facility and the utilization of the U.S. credit facility during the second quarter of fiscal 2017.

Foreign Currency Gain (Loss), net – Foreign Currency Gain (Loss), net in the second quarter of fiscal 2017 was a net loss of $0.4 million compared to a net gain of $0.1 million in the second quarter of fiscal 2016. The unfavorable change was primarily related to the Japanese Yen in the second quarter of fiscal 2017.

Other Income – Other income in the second quarter of fiscal 2016 was primarily dividend income received from our long-term investment.

Income Taxes – Our effective tax rate for the second quarter of fiscal year 2017 was 10.7% compared to 27.8% in the second quarter of fiscal year 2016.  We  have previously established full valuation allowances against our U.S. Federal, Germany, Japan, Singapore and Brazil net deferred tax assets.  The effective tax rate in the second quarter of fiscal 2017 is impacted by not recognizing tax benefits on pre-tax losses in these jurisdictions.  The effective tax rate in the second quarter of fiscal 2016 primarily reflects the effect of the mix of pre-tax income and losses across our various tax jurisdictions and their respective tax rates.

Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

Overview – We reported net income of $0.1 million, or $0.02 per diluted share, for the first half of fiscal 2017 compared with a net loss of $3.7 million, or ($0.39) per diluted share, for the first half of fiscal 2016.

Bookings – Bookings represent new orders received from our customers.  We expect the level of new orders to fluctuate from quarter to quarter and do not believe new order bookings during any particular period are indicative of our future operating performance.

Bookings by geographic location were (in millions):

	Six Months Ended December 31,
	2016		2015		Increase/(Decrease)
Geographic Region
Americas	$19.3	45.2%	$12.2	36.6%	$7.1	58.2%
Europe	14.8	34.7%	14.9	44.8%	(0.1)	(0.7%)
Asia	8.6	20.1%	6.2	18.6%	2.4	38.7%
Totals	$42.7	100.0%	$33.3	100.0%	$9.4	28.2%
Prior Reported Bookings			$33.8

The increase in bookings for the first half of fiscal 2017 as compared to the first half of fiscal 2016 of $9.4 million,  including an unfavorable currency impact of $0.5 million, is primarily due to an increase of $8.4 million in our In-Line and Near-Line Measurement Solutions and an increase of $1.8 million in our 3D Scanning Solutions, partially offset by a decrease of $0.7 million in our Off-Line Measurement Solutions and a $0.1 million decrease in our Value Added Services.  On a geographic basis, the $7.1 million increase in the Americas region is primarily due to an increase of $7.2 million in our In-Line and Near-Line Measurement Solutions, an increase of $1.0 million in our 3D Scanning Solutions and an increase of $0.1 million in our Value Added Services, partially offset by a decrease of $1.2 million in our Off-Line Measurement Solutions.  The $2.4 million increase in our Asia region is primarily due to an increase of $1.5 million in our Off-Line Measurement Solutions, an increase of $0.8 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.3 million in our 3D Scanning Solutions, partially offset by a decrease of $0.2 million in our Value Added Services.  The $0.1 million decrease in Europe is primarily due to a decrease of $1.0 million in our Off-Line Measurement Solutions, partially offset by an increase of $0.5 million in our 3D Scanning Solutions and an increase of $0.4 million in our In-Line and Near-Line Measurement Solutions.

A summary of our operating results is shown below (in millions):

	Six Months Ended December 31,
	2016	% of Sales	2015	% of Sales

Americas Sales	$14.3	36.4%	$9.5	29.4%
Europe Sales	17.7	45.0%	15.1	46.8%
Asia Sales	7.3	18.6%	7.7	23.8%
Net Sales	$39.3	100.0%	$32.3	100.0%

Cost of Sales	25.3	64.4%	22.8	70.5%

Gross Profit	14.0	35.6%	9.5	29.5%

Operating Expenses
Selling, General and Administrative	8.7	22.2%	10.6	32.9%
Engineering, Research and Development	3.2	8.1%	4.2	13.0%
Severance, Impairment and Other Charges	0.8	2.0%	-	0.0%

Operating Income (Loss)	1.3	3.3%	(5.3)	(16.4%)

Other Income and (Expenses), net
Interest Expense, net	(0.2)	(0.5%)	-	0.0%
Foreign Currency Gain (Loss), net	(0.3)	(0.8%)	0.1	0.3%
Other Income, net	-	0.0%	-	0.0%

Income (Loss) Before Income Taxes	0.8	2.0%	(5.2)	(16.1%)
Income Tax (Expense) Benefit	(0.7)	(1.8%)	1.5	4.6%

Net Income (Loss)	$0.1	0.2%	$(3.7)	(11.5%)

Sales – Sales of $39.3 million in the first six months of fiscal 2017 increased $7.0 million, or 21.7%, including a favorable currency impact of $0.5 million, when compared to the same period a year ago.  The increase is primarily due to an increase of $6.8 million in our In-Line and Near-Line Measurement Solutions, an increase of $0.3 million in our 3D Scanning Solutions, partially offset by a $0.1 million decrease in our Off-Line Measurement Solutions.  On a geographic basis, the $4.8 million increase in our Americas region is primarily due to an increase of $4.1 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.7 million in our 3D Scanning Solutions.  The increase of $2.6 million in our Europe region is primarily due to an increase of $3.4 million in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease of $0.6 million in our Off-Line Measurement Solutions and a decrease of $0.2 million in our 3D Scanning Solutions.  The decrease of $0.4 million in our Asia region is primarily due to a decrease of $0.7 million in our In-Line and Near-Line Measurement solutions and a decrease of $0.2 million in our 3D Scanning Solutions, partially offset by an increase of $0.5 million in our Off-Line Measurement Solutions.

Gross Profit –Gross profit percentage was 35.6% in the first half of fiscal 2017 compared to 29.5% in the same period a year ago.  The higher gross profit percentage in the first half of fiscal 2017 was primarily due to the mix of our revenue, the timing of certain expenses in our cost of goods sold as well as lower employee-related operating costs resulting from our previously announced financial improvement plan.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $8.7 million in the first half of fiscal 2017, a decrease of $1.9 million compared to the same period a year ago.  The decrease is primarily due to cost savings from the reduction in force related to our previously announced financial improvement plan including declines in employee-related costs of $1.1 million, contractor services of $0.3 million and lower Board of Director fees of $0.1 million. Other decreases in SG&A include lower legal and audit fees of $0.4 million and lower advertising and marketing costs of $0.3 million.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $3.2 million in the first half of fiscal 2017, compared to $4.2 million in the first half of 2016.  The decrease is primarily due to cost savings from a reduction in force related to the previously announced financial improvement plan.

Severance, Impairments and Other Charges – Severance, impairments and other charges for the first half of fiscal 2017 were approximately $0.8 million.  A charge of $0.2 million was primarily related to finalizing severance agreements at our U.S., China and German locations.  In addition, during the first half of fiscal 2017, we decided to terminate the production and marketing of a specific product line due to limitations in its design.  As a result of this decision, we wrote-off related inventory of $0.4 million and impaired certain customer receivable balances in the amount of $0.2 million.  We now expect that the total expenses incurred related to the financial improvement plan announced in our third quarter of fiscal 2016 as well as the terminated product line to total approximately $4.0 million.  We have incurred $3.5 million of expense since the financial improvement plan commenced in March 2016.

Interest Expense, net – Net interest expense was $0.2 million in the first half of fiscal 2017 compared with an immaterial amount of net interest expense in the first half of fiscal 2016.  This change was due to a decrease in interest income, because of lower invested cash balances in 2017 compared to 2016, as well as the addition of interest expense on Coord3’s purchase of their current manufacturing facility and the utilization of the U.S. credit facility during the first half of fiscal 2017.

Foreign Currency Gain (Loss), net – Foreign Currency Gain (Loss), net in the first half of fiscal 2017 was a net loss of $0.3 million compared to a net gain of $0.1 million in the first half of fiscal 2016. The unfavorable change was primarily related to the Japanese Yen and the Brazilian Real in the first half of fiscal 2017.

Other Income – Other income in the first half of fiscal 2016 was primarily dividend income received from our long term investment.

Income Taxes – Our effective tax rate for the first six months of fiscal year 2017 was 87.5% compared to 29.4% in the first six months of fiscal year 2016.  We  have established full valuation allowances against our U.S. Federal, Germany, Japan, Singapore and Brazil net deferred tax assets.  The effective tax rate in the first half of fiscal 2017 is impacted by not being able to recognize tax benefits on pre-tax losses in these jurisdictions.  The effective tax rate in the first half of fiscal 2016 primarily reflects the effect of the mix of pre-tax income and losses across our various tax jurisdictions and their respective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures and product development, support working capital requirements, and, when needed, fund operating losses. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and borrowings under available credit facilities.

Cash on Hand.  Our cash and cash equivalents were $5.7 million at December 31, 2016, compared to $6.8 million at June 30, 2016.  The $1.1 million decrease in cash primarily related to $3.0 million of cash used for operations and $0.3 million impact from changes in exchange rates, partially offset by $0.8 million of cash provided from investing activities and  $1.4 million cash provided from financing activities.

Cash Flow.  Cash used for operations resulted from a use of cash related to working capital changes of $5.4 million, partially offset by $2.3 million in adjustments from non-cash items and net income of $0.1 million.   Cash changes in working capital items resulted from cash used from accounts receivable of $4.5 million, accounts payable of $0.5 million and other current assets and liabilities of $1.5 million,  partially offset by cash provided from inventory of $1.1 million.  The decrease in inventory is primarily due to careful monitoring of our working capital levels as well as increased shipments towards the end of our second quarter of fiscal 2017, while the decrease in accounts payable represents fluctuations in the timing of receipts of goods and the related payments.  The increase in accounts receivable relates to the timing of our cash collections as well as higher sales levels in the second quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016.  Finally, the change in other current assets and liabilities relates primarily to the timing of revenue recognition as well as payments on the restructuring reserve related to the previously announced financial improvement plan.

Working Capital Reserves.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders as well as the age and usage of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the six-month period ended December 31, 2016,  we increased our reserve for obsolescence by $0.3 million, primarily due to the decision to cease production and marketing of a specific product line due to limitations in its design.

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay their outstanding balance due to us and the condition of the general economy and the industry as a whole.  We write-off accounts receivable balances when they become uncollectible.  Any payments subsequently received on such receivables increase our allowance for doubtful accounts balance.  Our allowance for doubtful accounts is flat at December 31, 2016 compared to June 30, 2016.

Investments.    At December 31, 2016, we had short-term investments totaling $0.6 million and a long-term investment recorded at $0.7 million compared to short-term investments totaling $1.5 million, a long-term investment recorded at $0.7 million and long-term time deposits of $0.1 million at June 30, 2016.  See Note 6, of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments” contained in this Quarterly Report on Form 10-Q for further information on our investments and their current valuation.  The market for our long-term investment is currently illiquid.  In our short-term investments, $0.3 million serve as collateral for bank guarantees that provide financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

Credit Facilities.  We had approximately $1.6 million and $0.2 million in short-term notes payable outstanding at December 31, 2016 and June 30, 2016, respectively.  In addition, we had approximately $0.3 million and $0.4 million in long-term debt outstanding included in ‘Other Long-Term Liabilities’ at December 31, 2016 and June 30, 2016, respectively on our Consolidated Balance Sheet.

At December 31, 2016,  we were a party to an Amended and Restated Credit Agreement with Comerica Bank (“Credit Agreement”).  The Credit Agreement is an on-demand line of credit.  The Credit Agreement is cancelable at any time by either Perceptron or Comerica and any amounts outstanding would be immediately due and payable.  The maximum permitted borrowings are $10.0 million.  The borrowing base is equal to the lesser of 50% of eligible inventory or $4.0 million and the lesser of $6.0 million or 80% of eligible receivables. At December 31, 2016, our additional available borrowing under this facility was approximately $4.9 million.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all of our assets held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  We are required to maintain a Tangible Net Worth of at least $29.0 million.  We were not in compliance with the Tangible Net Worth financial covenant at December 31, 2016, however a waiver was obtained from Comerica Bank on February 3, 2017.  We are not allowed to pay cash dividends under the Credit Agreement.  We are also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.  We had $1.4 million and zero in borrowings outstanding under the Credit Agreement at December 31,  and June 30, 2016, respectively.

At December 31, 2016,  our German subsidiary (“GmbH”) had an unsecured credit facility totaling €0.4 million (equivalent to approximately $0.4 million).  The facility allows €0.1 million to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to €0.3 million to be used for providing bank guarantees.  The interest rate on any borrowings for working capital needs is 3.73%.  Amounts exceeding the limit of €0.1 million will bear interest at 6.63%. Any outstanding bank guarantees bear a 2.0% interest rate.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At December 31, 2016 and June 30, 2016, GmbH had no borrowings or bank guarantees outstanding.

During the third quarter of fiscal 2016, our Italian subsidiary (“Coord3”) exercised an option to purchase their current manufacturing facility.  The total remaining principal payments of €0.4 million (equivalent to approximately $0.4 million)  payable over the following 28 months at a 7.0% annual interest rate are recorded in ‘Short-term notes payable’ and ‘Other Long-Term Liabilities’ on our Consolidated Balance Sheet at December 31, 2016.

Our Brazilian subsidiary (“Brazil”) has several credit line and overdraft facilities with their current local bank.  Brazil can borrow a total of B$0.2 million (equivalent to approximately $0.1 million).  The Brazil facilities are cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rates for these facilities range from 2.44% to 12.64%.  We had less than $0.1 million and zero in borrowings under these facilities at December 31, and June 30, 2016, respectively.

Commitments and Contingencies.  As part of our routine evaluation procedures, we identified a potential concern regarding the employment status and withholding for several individuals in one of our foreign jurisdictions.  During fiscal 2015, we estimated a range of the potential financial liability related to this matter of €0.5 million to €1.0 million.  We were not able to reasonably estimate the amount within this range that we would be required to pay for this matter.  As a result, in fiscal 2015, we recorded a reserve of €0.5 million (equivalent to approximately $0.5 million) representing the minimum amount we estimated would be paid.  In the fourth quarter of fiscal 2016, we received the final notice regarding this issue, and as a result, we recorded an additional accrual of €0.2 million (equivalent to approximately $0.2 million).  We currently expect to remit all funds due by the end of our fiscal 2018.

See Item 1 “Legal Proceedings” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q, as well as Item 3, “Legal Proceedings” and Note 6 to the Consolidated Financial Statements, “Contingencies”, of our Annual Report on Form 10-K for fiscal year 2016 for a discussion of certain other contingencies relating to our liquidity, financial position and results of operations.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies” of our Annual Report on Form 10-K for fiscal year 2016.

Capital Spending.  We spent $0.2 million on capital equipment in the first six months of fiscal year 2017 compared to $1.3 million in the first six months of fiscal 2016 as we are currently closely scrutinizing all potential capital projects compared to our current cash balances.

Capital Resources and Outlook.    Information in this “Outlook” section should be read in conjunction with the “Safe Harbor Statement,” cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

At December 31, 2016,  we had $6.3 million in cash, cash equivalents and short-term investments of which $5.9 million, or approximately 95%, was held in foreign bank accounts. We do not typically repatriate our foreign earnings.

Our current outlook for the remainder of fiscal 2017 is based on our internal projections about the market and related economic conditions, estimated foreign currency exchange rate effects, as well as our understanding of our key customers’ plans for their retooling projects. If our key customers’ plans differ from our understanding, this could have an adverse impact on our outlook.

Sales in the second quarter of fiscal 2017 increased by 26.7% to $21.8 million, when compared to the same period a year ago. We believe our sales for the third quarter of fiscal 2017 will be in the range of $16.0 million to $19.0 million.  For our full fiscal year, we expect revenue growth in the high single digits compared to fiscal 2016 as we anticipate a return to an improving long-term revenue trend.

After giving recognition to the factors discussed above, we expect that the full fiscal year of 2017 operating income (loss) could improve compared to fiscal 2016, if we are successful at completing our previously announced financial improvement plan and other cost reductions as well as continue to progress with our long-term growth strategy and diversification program. Based on our business plan, we believe our level of cash, cash equivalents, short-term investments, credit facilities and expected cash flows in each jurisdiction is sufficient to fund our fiscal 2017 cash flow requirements.  We continue to expect capital spending to be approximately $0.8 million during fiscal 2017 for capital expenditures, although there is no binding commitment to do so.  Furthermore, the level of our capital spending is dependent on our financial results.

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

Foreign Currency Risk

We have foreign currency exchange risk in our international operations arising from the time-period between sales commitment and delivery for contracts entered into in currencies other than the U.S. Dollar. For sales backlog entered into in currencies other than the U.S. Dollar, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150-day range.  At December 31, 2016, our backlog in currencies other than the U.S. Dollar was approximately 64% or $26.7 million, compared to 68% or $27.0 million at December 31, 2015.  We are most vulnerable to changes in U.S. Dollar/Euro, U.S. Dollar/Chinese Yuan and U.S. Dollar/Japanese Yen exchange rates.

Our potential loss in net income that would result from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. Dollars for the three months and six months ended December 31, 2016, would have been approximately $108,000 and $82,000, respectively.  This sensitivity analysis assumes there are no changes other than the exchange rates.  This analysis has inherent limitations, including that it disregards the possibility that (i) the exchange rates of multiple foreign currencies may not always move in the same direction or percentage amount relative to the value of the U.S. Dollar and (ii) changes in exchange rates may impact the volume of sales.

Interest Rate Risk

We invest our cash and cash equivalents in high quality, short-term investments, primarily with terms of three months or less.  Based on our outstanding credit facilities and invested cash balances at December 31, 2016, a 1% increase in interest rates would have an immaterial impact on our interest expense and a 1% decrease in interest rates would have an immaterial effect on our interest income.  As a result, we do not currently hedge these interest rate exposures.

Uncertainties in Credit Markets

At December 31, 2016,  we hold a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Our long-term investment is subject to risk due to a decline in value of the investment.  The investment is currently recorded at $0.7 million, after consideration of impairment charges recorded in fiscal years 2008 and 2009.

Based on our current business plan, cash and cash equivalents and our short-term investments of $6.3 million at December 31, 2016 as well as the existing availability on our credit facilities, we do not currently anticipate that the lack of liquidity in this long-term investment will affect our ability to operate or fund our currently anticipated fiscal 2017 cash flow requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Information.”

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016,  our disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2016 identified in connection with our evaluation that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are a party to a civil suit filed by 3CEMS, a Cayman Islands and People’s Republic of China corporation, in the U.S. District Court for the Eastern District of Michigan (the “Court”) and served on us on or about January 7, 2015.  The suit alleges that we breached our contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for our discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders based upon instructions they claimed to have received from us.  The suit alleged damages of not less than $4.0 million.  In December 2016, the Court issued a non-final summary judgment order in favor of 3CEMS, finding that, as a matter of law, we breached our contractual obligations to 3CEMS and that the only issue of material fact is the amount of damages. We have filed a motion for reconsideration of the Court’s order, which is currently pending. The Court’s order may be appealed by the parties at the conclusion of the trial process. We intend to vigorously defend against 3CEMS’ claims. See Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for fiscal year 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our purchases of our Common Stock during the second quarter of fiscal 2017 were as follows:

Period	Total Number of Share/Units Purchased	Average Price Paid Per Share/Unit	Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)

October 1 to October 31	615	$6.22	-	-
November 1 to November 30	-	$-	-	-
December 1 to December 31	-	$-	-	-

(1)

During the second quarter of fiscal 2017,  we withheld these shares from restricted stock grants under the our 2004 Stock Incentive Plan (the “Plan”) to satisfy the individual’s tax withholding obligations upon the vesting of the related restricted stock grants, as provided for in the Plan.

ITEM 6.EXHIBITS

4.20*	Waiver Letter, dated February 3, 2017, from Comerica Bank.
10.49

First Amendment to Standstill Agreement, dated November 17, 2016, between the Company, Harbert Discovery Fund LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation.

10.50	First Amendment to Voting Agreement, dated November 17, 2016, between the Company, Moab Partners, L.P. and Moab Capital Partners, LLC.

10.51	Offer Letter, dated November 17, 2016, between David L. Watza and the Company.

10.52	First Amendment to Severance Agreement, dated November 17, 2016, between David L. Watza and the Company.

31.1*	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document
101.SCH*	Taxonomy Extension Schema
101.CAL*	Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc.
(Registrant)

Date: February 6, 2017	By:	/s/ David L. Watza
David L. Watza
President, Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)

Date: February 6, 2017	By:	/s/ Michelle O. Wright
Michelle O. Wright
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)