Form 10-Q
period 2017-03-31
PERCEPTRON INC/MI
filed 2017-05-08
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017.

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
Emerging growth company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

The number of shares outstanding of each of the issuer’s classes of common stock as of May 4, 2017, was:

Common Stock, $0.01 par value	9,420,254
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2017

+

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
(In Thousands, Except Per Share Amount)	2017	2016
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$4,894	$6,787
Short-term investments	241	1,474
Receivables:
Billed receivables, net of allowance for doubtful accounts	25,742	23,627
of $157 and $269, respectively
Other receivables	388	448
Inventories, net of reserves of $1,853 and $1,608, respectively	12,107	12,172
Short-term deferred income tax asset	228	1,031
Other current assets	1,320	1,170
Total current assets	44,920	46,709

Property and Equipment
Building and land	7,678	7,708
Machinery and equipment	16,052	15,876
Furniture and fixtures	1,042	1,130
Gross property and equipment	24,772	24,714
Less - Accumulated depreciation	(17,506)	(16,788)
Net property and equipment	7,266	7,926

Goodwill	7,268	7,500
Intangible Assets, Net	4,108	5,017
Long-Term Investments	725	770

Total Assets	$64,287	$67,922

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$7,655	$8,801
Accrued liabilities and expenses	3,769	4,391
Accrued compensation	2,432	1,789
Current portion of taxes payable	807	1,029
Short-term deferred income tax liability	280	500
Income taxes payable	128	148
Short-term notes payable	1,007	200
Restructuring reserve	214	814
Deferred revenue	7,286	7,711
Total current liabilities	23,578	25,383

Long-Term Taxes Payable	1,062	1,714
Long-Term Deferred Income Tax Liability	886	1,131
Other Long-Term Liabilities	782	1,140

Total Liabilities	$26,308	$29,368

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,420 and 9,370, respectively	94	94
Accumulated other comprehensive loss	(4,075)	(3,220)
Additional paid-in capital	46,447	45,738
Retained deficit	(4,487)	(4,058)
Total shareholders' equity	37,979	38,554

Total Liabilities and Shareholders' Equity	$64,287	$67,922

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands, Except Per Share Amounts)	2017	2016	2017	2016

Net Sales	$16,325	$18,082	$55,596	$50,361
Cost of Sales	11,135	12,880	36,388	35,638
Gross Profit	5,190	5,202	19,208	14,723

Operating Expenses
Selling, general and administrative	4,039	4,702	12,795	15,358
Engineering, research and development	1,650	1,740	4,917	5,938
Severance, impairment and other charges	3	2,567	720	2,567
Total operating expenses	5,692	9,009	18,432	23,863

Operating (Loss) Income	(502)	(3,807)	776	(9,140)

Other Income and (Expenses)
Interest expense, net	(94)	(46)	(212)	(92)
Foreign currency gain (loss), net	118	158	(226)	217
Other income, net	4	12	28	157
Total other income (expense)	28	124	(410)	282

(Loss) Income Before Income Taxes	(474)	(3,683)	366	(8,858)

Income Tax (Expense) Benefit	(124)	818	(795)	2,339

Net (Loss) Income	$(598)	$(2,865)	$(429)	$(6,519)

Loss Per Common Share
Basic	$(0.06)	$(0.31)	$(0.05)	$(0.70)
Diluted	$(0.06)	$(0.31)	$(0.05)	$(0.70)

Weighted Average Common Shares Outstanding
Basic	9,400	9,351	9,384	9,351
Dilutive effect of stock options	-	-	-	-
Diluted	9,400	9,351	9,384	9,351

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands)	2017	2016	2017	2016

Net Loss	$(598)	$(2,865)	$(429)	$(6,519)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	312	610	(855)	(436)

Comprehensive Loss	$(286)	$(2,255)	$(1,284)	$(6,955)

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Nine Months Ended
	March 31,
(In Thousands)	2017	2016

Cash Flows from Operating Activities
Net loss	$(429)	$(6,519)
Adjustments to reconcile net loss to net cash used for
operating activities:
Depreciation and amortization	1,660	1,516
Stock compensation expense	421	393
Asset impairment and related inventory write-down	440	813
Deferred income taxes	338	(2,532)
Gain on disposal of assets	(2)	(756)
Allowance for doubtful accounts	(112)	32
Changes in assets and liabilities
Receivables	(2,773)	1,042
Inventories, net	(413)	(1,298)
Accounts payable	(969)	2,519
Other current assets and liabilities	(1,503)	(3,783)
Net cash used for operating activities	(3,342)	(8,573)

Cash Flows from Investing Activities
Purchases of short-term investments	(2,030)	(1,851)
Sales of short-term investments	3,272	3,492
Capital expenditures	(397)	(1,561)
Acquisitions of long-term assets	-	(129)
Net cash provided by (used for) investing activities	845	(49)

Cash Flows from Financing Activities
Proceeds from short-term credit borrowings, net	667	178
Proceeds from stock compensation plans	154	80
Net cash provided by financing activities	821	258

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(217)	(8)

Net Decrease in Cash and Cash Equivalents	(1,893)	(8,372)
Cash and Cash Equivalents, July 1	6,787	11,502
Cash and Cash Equivalents, March 31	$4,894	$3,130

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$207	$201
Cash paid during the period for income taxes	$265	$1,074

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which requires all deferred tax assets and liabilities, included related valuation allowances, be classified as non-current on our consolidated balance sheets.  ASU 2015-17 is effective beginning July 1, 2017 and is expected to result in reclassification on our balance sheet.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350), which simplifies the Test for Goodwill Impairment. No. 2017-04 is effective for annual reporting periods beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of the adoption of ASU 2017-04 on our consolidated financial statements and disclosures.

In February 2017, the FASB issued Accounting Standards Update No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of Accounting Standards Update No. 2014-09, provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. ASU 2017-05 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period with early application permitted only as of annual reporting periods beginning after December 15, 2016. We do not expect ASU 2017-05 to have a significant impact on our consolidated financial statements or disclosures.

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

Goodwill is recorded in the local currency of the acquired entities and foreign currency effects will impact the balance of goodwill in future periods.  Our goodwill balance was $7,268,000 and $7,500,000 as of March 31,  2017, and June 30, 2016, respectively.  The change in goodwill of $232,000 was due to the change in foreign currency rates from June 30, 2016 to March 31, 2017.

4.Intangibles

We acquired intangible assets in addition to goodwill in connection with two acquisitions completed in fiscal 2015.  These assets are susceptible to shortened estimated useful lives and changes in fair value due to changes in their use, market or economic changes, or other events or circumstances. We evaluate the potential impairment of these intangible assets whenever events or circumstances indicate their carrying value may not be recoverable.  Factors that could trigger an impairment review include historical or projected results that are less than the assumptions used in the original valuation of an intangible asset, a change in our business strategy or our use of an intangible asset or negative economic or industry trends.

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

Our intangible assets are as follows (in thousands):

	March 31,		March 31,	June 30,		June 30,
	2017		2017	2016		2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/Distributor Relationships	$3,070	$(1,280)	$1,790	$3,170	$(847)	$2,323
Trade Name	2,383	(497)	1,886	2,461	(328)	2,133
Software	677	(280)	397	676	(181)	495
Other	114	(79)	35	118	(52)	66
Total	$6,244	$(2,136)	$4,108	$6,425	$(1,408)	$5,017

Amortization expense was $261,000 and $280,000 for the three month periods ended March 31, 2017 and 2016, respectively.  Amortization expense was $803,000 and $865,000 for the nine month periods ended March 31, 2017 and 2016, respectively.  The change in the gross carrying value of $181,000 is due to changes in foreign currency rates from June 30, 2016 to March 31, 2017.

The estimated amortization of the remaining intangible assets by year is as follows (in thousands):

Years Ending June 30,	Amount
2017 (excluding the nine months ended March 31, 2017)	$263
2018	1,051
2019	1,033
2020	647
2021	238
after 2021	876
$4,108

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

As of March 31, 2017, we had restricted cash held in short-term bank guarantees.  These guarantees provide financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.  At March 31, 2017 and June 30, 2016, restricted cash in short-term investments was $81,000 and $77,000, respectively.  Furthermore, at June 30, 2016, we had restricted cash held in long-term bank guarantees of $45,000.

At March 31, 2017,  we held a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  We estimated that the fair market value of this investment at March 31, 2017 exceeded $725,000 based on an internal valuation model, which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs:

(i)	the underlying structure of the security;
(ii)	the present value of the future principal, discounted at rates considered to reflect current market conditions; and
(iii)	the time horizon that the market value of the security could return to its cost and be sold.

Under ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) such valuation assumptions are defined as Level 3 inputs.

The following table presents our Short-Term and Long-Term Investments by category at March 31, 2017 and June 30, 2016 (in thousands):

	March 31, 2017
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantee	$81	$81
Mutual Funds	10	10
Time/Fixed Deposits	150	150
Total Short-Term Investments	$241	$241

Long-Term Investments

Preferred Stock	$3,700	$725
Total Long-Term Investments	$3,700	$725

Total Investments	$3,941	$966

	June 30, 2016
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantee	$77	$77
Mutual Funds	29	29
Time/Fixed Deposits	1,368	1,368
Total Short-Term Investments	$1,474	$1,474

Long-Term Investments
Time Deposits	$45	$45
Preferred Stock	3,700	725
Total Long-Term Investments	$3,745	$770

Total Investments	$5,219	$2,244

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

The following table presents our investments at March 31, 2017 and June 30, 2016 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820 (in thousands).  The fair value of our short-term investments approximates their cost basis.

Description	March 31, 2017	Level 1	Level 2	Level 3
Mutual Funds	$10	$10	$-	$-
Time/Fixed Deposits and Bank Guarantees	231	-	231	-
Preferred Stock	725	-	-	725
Total	$966	$10	$231	$725

Description	June 30, 2016	Level 1	Level 2	Level 3
Mutual Funds	$29	$29	$-	$-
Time/Fixed Deposits and Bank Guarantees	1,490	-	1,490	-
Preferred Stock	725	-	-	725
Total	$2,244	$29	$1,490	$725

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

8.Inventory

Inventory is stated at the lower of cost or market.  The cost of inventory is determined by the first-in, first-out (“FIFO”) method.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.  When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,853,000 and $1,608,000 at March 31, 2017 and June 30, 2016, respectively, is comprised of the following (in thousands):

	At March 31,	At June 30,
	2017	2016
Component Parts	$4,804	$5,054
Work in Process	4,039	3,461
Finished Goods	3,264	3,657
Total	$12,107	$12,172

9.Credit Facilities

We had approximately $1,007,000 and $200,000 in short-term notes payable outstanding at March 31, 2017 and June 30, 2016, respectively.  In addition, we had approximately $209,000 and $365,000 in long-term debt outstanding included in ‘Other Long-Term Liabilities’ at March 31, 2017 and June 30, 2016, respectively on our Consolidated Balance Sheet.

At March 31, 2017,  we were a party to an Amended and Restated Credit Agreement with Comerica Bank (“Credit Agreement”).  The Credit Agreement is an on-demand line of credit.  The Credit Agreement is cancelable at any time by either Perceptron or Comerica and any amounts outstanding would be immediately due and payable.  The maximum permitted borrowings are $10.0 million.  The borrowing base is equal to the lesser of (i) $10.0 million or (ii) the sum of 80% of eligible accounts, plus the lesser of 50% of eligible inventory or $4.0 million. At March 31, 2017,  our additional available borrowing under this facility was approximately $4.6 million.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all of our assets held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen and is payable on the last day of the applicable period.  We are required to maintain a Tangible Net Worth of at least $29.0 million.  We were not in compliance with the Tangible Net Worth financial covenant at March 31, 2017, however a waiver was obtained from Comerica Bank on May 5, 2017.  We are not allowed to pay cash dividends under the Credit Agreement.  We are also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.  We had $800,000 and zero in borrowings outstanding under the Credit Agreement at March 31, 2017 and June 30, 2016, respectively.  See Note 16 for a description of the Ninth Amendment to the Credit Agreement that we entered into with Comerica Bank in May 2017.

At March 31, 2017,  our German subsidiary (“GmbH”) had an unsecured credit facility totaling €350,000 (equivalent to approximately $369,000).  The facility allows €100,000 to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to €250,000 to be used for providing bank guarantees.  The interest rate on any borrowings for working capital needs is 3.73%.  Amounts exceeding €100,000 will bear interest at 6.63%.  Any outstanding bank guarantees bear a 2.0% interest rate.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At March 31, 2017 and June 30, 2016, GmbH had no borrowings or bank guarantees outstanding.

During the third quarter of fiscal 2016, our Italian subsidiary (“Coord3”) exercised an option to purchase their current manufacturing facility.  The total remaining principal payments of €375,000 (equivalent to approximately $402,000)  payable over the following 25 months at a 7.0% annual interest rate are recorded in ‘Short-term notes payable’ and ‘Other Long-Term Liabilities’ on our Consolidated Balance Sheet at March 31, 2017.

Our Brazilian subsidiary (“Brazil”) has several credit lines and overdraft facilities with their current local bank.  Brazil can borrow a total of B$170,000 (equivalent to approximately $54,000).  The Brazil facilities are cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rates for these facilities range from 2.44% to 12.64%.  We had B$44,000 (equivalent to approximately $14,000) and zero in borrowings under these facilities at March 31, 2017 and June 30, 2016, respectively.

10.Severance, Impairment and Other Charges

During the third quarter of fiscal 2016, we announced a financial improvement plan that resulted in a reduction in global headcount of approximately 11%.  This plan was implemented to re-align our fixed costs with our near-to mid-term expectations for our business.  In addition, during the first quarter of fiscal 2017, we decided to terminate production and marketing of a specific product line due to limitations in its design.  As a result of this decision, we have written off $295,000, net related to inventory and impaired certain customer receivable balances in the amount of $145,000.  Total pre-tax cash and non-cash charges related to the original restructuring plan as well as the additional charges from the terminated product line are expected to be up to $4.0 million; to date we have incurred $3,546,000.

The charges recorded as Severance, Impairment and Other Charges for the three and nine months ended March 31, 2017 related to this restructuring plan are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2017	March 31, 2017
Severance and Related Costs	$105	$280
Impairment	-	145
Inventory Write-Off	(102)	295
Total	$3	$720

Severance expense (income) for the three months ended March 31, 2017 was associated with an adjustment at our U.S. location (increase of $121,000) partially offset by an adjustment at our German location (decrease of $16,000).  The decrease of the inventory write-off was due to settling outstanding purchase orders as well as finding other uses for some of the inventory originally designated as impaired.

Severance expense (income) for the nine months ended March 31, 2017 was associated with adjustments at our U.S. (expense of $292,000), Chinese (expense of $82,000) and German (income of $94,000) locations, primarily as we reached final settlements related to several individuals impacted by the reduction in force.

The following table reconciles the activity for the nine months ended March 31, 2017 for the Restructuring Reserve (in thousands):

Restructuring Reserve
Balance at July 1, 2016	$814
Accruals - Severance Related	280
Payments	(880)
Balance at March 31, 2017	$214

The accrued balance at March 31, 2017 mainly includes payments to be made related to our U.S. and China reductions in force and is expected to be paid within the next 6 months.

11.Current and Long-Term Taxes Payable

We acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

12.Other Long-Term Liabilities

Other long-term liabilities at March 31, 2017 and June 30, 2016 include $573,000 and $775,000, respectively for long-term contractual and statutory severance liabilities for our employees located in Italy that represent amounts which will be payable to employees upon termination of employment. See Note 9 for the description of long-term debt included in ‘Other Long-Term Liabilities’ at March 31, 2017.

13.Stock-Based Compensation

We maintain a 2004 Stock Incentive Plan (“2004 Plan”) covering substantially all company employees, non-employee directors and certain other key persons.  All Options previously granted under a 1998 Global Team Member Stock Option Plan (“1998 Plan”) were exercised, cancelled or expired before March 31, 2017.  The 2004 Plan is administered by a committee of our Board of Directors: The Management Development, Compensation and Stock Option Committee.

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

We recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $78,000 and $298,000 during the three and nine months ended March 31, 2017, respectively.  We recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $12,000 and $275,000 during the three and nine months ended March 31, 2016, respectively.  As of March 31, 2017, the total remaining unrecognized compensation cost related to non-vested stock options amounted to approximately $608,000.  We expect to recognize this cost over a weighted average vesting period of 2.2 years.

We granted 35,000 and 166,500 stock options during the three and nine months ended March 31, 2017, respectively.  We granted 100,000 and 499,197 stock options during the three and nine months ended March 31, 2016, respectively.  The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Weighted average estimated fair value per
share of options granted during the period	$3.10	$2.54	$3.02	$2.97
Assumptions:
Dividend Yield	-	-	-	-
Common Stock Price Volatility	49.01%	45.43%	48.25%	45.43%
Risk Free Rate of Return	1.98%	1.40%	1.81%	1.40%
Expected Option Term (In Years)	5.4	6.0	5.5	6.0

We received approximately $83,000 and $139,000 in cash from option exercises under all share-based payment arrangements for the three and nine months ended March 31, 2017, respectively.  We received approximately $11,000 and $57,000 in cash from option exercises under all share-based payment arrangements for the three and nine months ended March 31, 2016, respectively.

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

The grant date fair value associated with granted restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of our Common Stock on the grant date authorized by our Board of Directors, multiplied by the number of restricted stock awards expected to be issued and vested and is amortized over the combined performance and service periods.  The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three and nine months ended March 31, 2017 was $20,000 and $123,000, respectively.    The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three and nine months ended March 31, 2016 was $9,000 and $118,000, respectively.  As of March 31, 2017, the total remaining unrecognized compensation cost related to restricted stock and restricted stock unit awards is approximately $53,000. We expect to recognize this cost over a weighted average vesting period of 0.5 years.

A summary of the status of restricted stock and restricted stock unit awards issued at March 31, 2017 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2016	41,141	$7.82
Granted	-	-
Vested	(28,398)	7.66
Forfeited or Expired	(967)	9.20
Non-vested at March 31, 2017	11,776	$8.08

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

Options to purchase 106,601 and 709,791 shares of common stock outstanding in the three months ended March 31, 2017 and 2016, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Options to purchase 128,879 and 600,608 shares of common stock outstanding in the nine months ended March 31, 2017 and 2016, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

We are a party to a civil suit filed by 3CEMS, a Cayman Islands and People’s Republic of China corporation, in the U.S. District Court for the Eastern District of Michigan (the “Court”) and served on us on or about January 7, 2015.  The suit alleges that we breached our contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for our discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders based upon instructions they claimed to have received from us.  The suit alleged damages of not less than $4.0 million.  On March 30, 2017, the Court modified its previous order from December 2016, and ruled that genuine issues of material fact must be resolved at trial to determine if we have liability for 3CEMS’ claims.  Trial is scheduled to begin in August 2017.  We intend to vigorously defend against 3CEMS’ claims.

Because of the inherent uncertainty of litigation and claims such as the 3CEMS matter, we are unable to reasonably estimate a possible loss or range of loss relating to the 3CEMS matter.

As part of our routine evaluation procedures, we identified a potential concern regarding the employment status and withholding for several individuals in one of our foreign jurisdictions.  During fiscal 2015, we estimated a range of the potential financial liability related to this matter of €486,000 to €1 million.  We were not able to reasonably estimate the amount within this range that we would be required to pay for this matter.  As a result, in fiscal 2015, we recorded a reserve of €486,000 (equivalent to approximately $522,000) representing the minimum amount we estimated would be paid.  In the fourth quarter of fiscal 2016, we received the final notice regarding this issue, and as a result, we recorded an additional accrual of €227,000 (equivalent to approximately $244,000).  We currently expect to remit all funds due by the end of our fiscal 2018.

16.Subsequent Events

We perform review procedures for subsequent events and determine any necessary disclosures that arise from such evaluation, up to the date of issuance of our annual and interim reports.

In May 2017, we entered into a Ninth Amendment to the Amended and Restated Credit Agreement with Comerica Bank (the “Ninth Amendment”).  The Ninth Amendment changes the maximum permitted borrowings under the Credit Agreement from $10.0 million to $6.0 million. Additionally the borrowing base was reduced to the lesser of (i) $6.0 million or (ii) the sum of 80% of eligible accounts, plus the lesser of 50% of eligible inventory or $2.5 million.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Overview – We reported a  net loss of $0.6 million, or ($0.06) per diluted share, for our third quarter of fiscal 2017 compared with a net loss of $2.9 million, or ($0.31) per diluted share, for our third quarter of fiscal 2016.

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

Bookings by geographic location were (in millions):

	Three Months Ended March 31,
	2017		2016		Increase/(Decrease)
Geographic Region
Americas	$11.3	48.7%	$5.1	34.4%	$6.2	121.6%
Europe	7.0	30.2%	8.0	54.1%	(1.0)	(12.5%)
Asia	4.9	21.1%	1.7	11.5%	3.2	188.2%
Totals	$23.2	100.0%	$14.8	100.0%	$8.4	56.8%
Prior Reported Bookings			$15.8

Prior Year’s Bookings has been updated to reflect corrections to prior calculations.

The increase in bookings in the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016 of $8.4 million, including an unfavorable currency impact of $0.1 million, is primarily due to an increase of $7.6 million in our In-Line and Near-Line Measurement Solutions, an increase of $0.7 million in our Value Added Services and an increase of $0.2 million in our 3D Scanning Solutions, partially offset by a decrease of $0.1 million in our Off-Line Measurement Solutions.  On a geographic basis, the $6.2 million increase in our Americas region is primarily due to an increase of $6.2 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.1 million in our Off-Line Measurement Solutions, partially offset by a decrease of $0.1 million in our 3D Scanning Solutions. The $3.2 million increase in our Asia region is primarily due to an increase of $1.5 million in our In-Line and Near-Line Measurement Solutions, an increase of $0.7 million in our 3D Scanning Solutions, an increase of $0.6 million in our Off-Line Measurement Solutions and an increase of $0.4 million in our Value Added Services. The $1.0 million decrease in our Europe region is primarily due to a decrease of $0.8 million in our Off-Line Measurement Solutions, a decrease of $0.4 million in our 3D Scanning Solutions and a decrease of $0.1 million in our In-Line and Near-Line Measurement Solutions, partially offset by an increase of $0.3 million in our Value Added Services.

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

Backlog by geographic location was (in millions):

	As of March 31,
	2017		2016		Increase/(Decrease)
Geographic Region
Americas	$20.9	43.0%	$11.4	31.1%	$9.5	83.3%
Europe	16.7	34.3%	15.5	42.2%	1.2	7.7%
Asia	11.0	22.7%	9.8	26.7%	1.2	12.2%
Totals	$48.6	100.0%	$36.7	100.0%	$11.9	32.4%
Prior Reported Backlog			$38.2

Prior Year’s Backlog has been updated to reflect corrections to prior calculations.

The current quarter ending backlog increased by $11.9 million compared to the ending backlog at March 31, 2016.  The increase in our backlog was primarily due to an increase of $10.9 million in our In-Line and Near-Line Measurement Solutions, an increase of $0.7 million in our Value Added Services, an increase of $0.2 in our Off-Line Measurement Solutions and an increase of $0.1 million in our 3D Scanning Solutions.  On a geographic basis, the $9.5 million increase in our Americas region is primarily due to an increase of $9.5 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.1 million in our Value Added Services, partially offset by a decrease of $0.1 million in our 3D Scanning Solutions.  The $1.2 million increase in our Europe region is primarily due to an increase of $2.2 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.5 million in our Value Added Services, partially offset by a decrease of $1.2 million in our Off-Line Measurement Solutions and a decrease of

$0.3 million in our 3D Scanning Solutions.  The $1.2 million increase in our Asia region is primarily due to an increase of $1.4 million in our Off-Line Measurement Solutions, an increase of $0.5 million in our 3D Scanning Solutions and an increase of $0.1 million in our Value Added Services, partially offset by a decrease of $0.8 million in our In-Line and Near-Line Measurement Solutions.

A summary of our operating results is shown below (in millions):

	Three Months Ended March 31,
	2017	% of Sales	2016	% of Sales

Americas Sales	$6.0	36.8%	$6.7	37.0%
Europe Sales	6.5	39.9%	7.9	43.7%
Asia Sales	3.8	23.3%	3.5	19.3%
Net Sales	$16.3	100.0%	$18.1	100.0%

Cost of Sales	11.1	68.1%	12.9	71.2%

Gross Profit	5.2	31.9%	5.2	28.8%

Operating Expenses
Selling, General and Administrative	4.0	24.5%	4.7	26.1%
Engineering, Research and Development	1.7	10.4%	1.7	9.4%
Severance, Impairment and Other Charges	-	0.0%	2.6	14.4%

Operating Loss	(0.5)	(3.0%)	(3.8)	(21.1%)

Other Income and (Expenses), net
Interest Expense, net	(0.1)	(0.6%)	(0.1)	(0.6%)
Foreign Currency Gain, net	0.1	0.6%	0.1	0.6%
Other Income, net	-	0.0%	0.1	0.6%

Loss Before Income Taxes	(0.5)	(3.0%)	(3.7)	(20.5%)
Income Tax (Expense) Benefit	(0.1)	(0.6%)	0.8	4.5%

Net Loss	$(0.6)	(3.6%)	$(2.9)	(16.0%)

Sales – Sales of $16.3 million for the third quarter of fiscal 2017 decreased $1.8 million, or 9.9%, including an unfavorable currency impact of $0.3 million, when compared to the same period a year ago.  The decrease is primarily due to a decrease of $2.0 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.8 million in our Off-Line Measurement Solutions and a decrease of $0.1 million in our Value Added Services, partially offset by an increase of $1.1 in our 3D Scanning Solutions.  On a geographic basis, the decrease of $1.4 million in our Europe region is primarily due to a decrease of $1.3 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.4 million in our Off-Line Measurement Solutions, partially offset by an increase of $0.2 million in our 3D Scanning Solutions and an increase of $0.1 million in our Value Added Services.  The $0.7 million decrease in our Americas region is primarily due to a decrease of $1.0 million in our Off-Line Measurement Solutions and a decrease of $0.2 in our Value Added Services, partially offset by an increase of $0.5 million in our 3D Scanning Solutions.  The increase of $0.3 million in our Asia region is primarily due to an increase of $0.6 million in our Off-Line Measurement Solutions and an increase of $0.4 million in our 3D Scanning Solutions, partially offset by a decrease of $0.7 million in our In-Line and Near-Line Measurement Solutions.

Gross Profit –Gross profit percentage was 31.9% in the third quarter of fiscal 2017 compared to 28.8% in the same quarter a year ago.  The higher gross profit percentage in the third quarter of fiscal 2017 was primarily due to the mix of our revenue, the timing of certain expenses in our cost of goods sold as well as lower employee-related operating costs resulting from our previously announced financial improvement plan.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $4.0 million in the third quarter of fiscal 2017, a decrease of $0.7 million compared to the third quarter a year ago.  The decrease is primarily due to cost savings from the reduction in force related to our previously announced financial improvement plan including declines in employee-related costs of $0.2 million and contractor services of $0.2 million. Other decreases in SG&A include a reduction of bad debt expense of $0.2 million and lower advertising and marketing costs of $0.1 million.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were flat year-over year at approximately $1.7 million.

Severance, Impairments and Other Charges – Severance, impairments and other charges for the third quarter of fiscal 2017 was immaterial, due to additional severance at our U.S. location, offset by a reduction of severance at our German location and a reduction in the inventory write-off due to settling outstanding purchase orders as well as finding other uses for some of the inventory originally designated as impaired.  We have incurred $3.5 million of expense since the financial improvement plan commenced in March 2016.

Interest Expense, net – Net interest expense was flat at $0.1 million for both the third quarter of fiscal 2017 and 2016.  Interest expense in the third quarter of fiscal 2017 was primarily due to interest expense on Coord3’s purchase of their current manufacturing facility, the utilization of the U.S. credit facility during the third quarter of fiscal 2017 and interest expense related to a tax audit completed in the third quarter of fiscal 2017 at our German location.

Foreign Currency Gain (Loss), net – Foreign Currency Gain (Loss), net was flat at a gain of $0.1 million for both the third quarter of fiscal 2017 and 2016. The gain in the third quarter of fiscal 2017 was primarily related to the Japanese Yen.  The gain in the third quarter of fiscal 2016 was primarily related to the Brazilian Real and Japanese Yen, partially offset by the Euro.

Other Income –  Other income in the third quarter of fiscal 2016 was primarily dividend income received from our long-term investment.

Income Taxes – Our effective tax rate for the third quarter of fiscal year 2017 was (26.1%) compared to 22.2% in the third quarter of fiscal year 2016.  We have previously established full valuation allowances against our U.S. Federal, Germany, Japan, Singapore and Brazil net deferred tax assets.  The effective tax rate in the third quarter of fiscal 2017 is impacted by not recognizing tax benefits on pre-tax losses in these jurisdictions.  The effective tax rate in the third quarter of fiscal 2016 primarily reflects the effect of the mix of pre-tax income and losses across our various tax jurisdictions and their respective tax rates.

Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

Overview – We reported net loss of $0.4 million, or $0.05 per diluted share, for the first nine months of fiscal 2017 compared with a net loss of $6.5 million, or ($0.70) per diluted share, for the first nine months of fiscal 2016.

Bookings – Bookings represent new orders received from our customers.  We expect the level of new orders to fluctuate from quarter to quarter and do not believe new order bookings during any particular period are indicative of our future operating performance.

Bookings by geographic location were (in millions):

	Nine Months Ended March 31,
	2017		2016		Increase/(Decrease)
Geographic Region
Americas	$30.6	46.4%	$17.3	36.0%	$13.3	76.9%
Europe	21.8	33.1%	22.9	47.6%	(1.1)	(4.8%)
Asia	13.5	20.5%	7.9	16.4%	5.6	70.9%
Totals	$65.9	100.0%	$48.1	100.0%	$17.8	37.0%
Prior Reported Bookings			$49.6

The increase in bookings for the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016 of $17.8 million, including an unfavorable currency impact of $0.5 million, is primarily due to an increase of $16.0 million in our In-Line and Near-Line Measurement Solutions, an increase of $2.0 million in our 3D Scanning Solutions and an increase of $0.6 million in our Value Added Services, partially offset by a decrease of $0.8 million in our Off-Line Measurement Solutions. On a geographic basis, the $13.3 million increase in our Americas region is primarily due to an increase of $13.4 million in our In-Line and Near-Line Measurement Solutions, an increase of $0.9 million in our 3D Scanning Solutions and an increase of $0.1 million in our Value Added Services, partially offset by a decrease of $1.1 million in our Off-Line Measurement Solutions.  The $5.6 million increase in our Asia region is due to an increase of $2.3 million in our In-Line and Near-Line Measurement Solutions, an increase of $2.1 million in our Off-Line Measurement Solutions, an increase of $1.0 million in our 3D Scanning Solutions and an increase of $0.2 million in our Value Added Services.  The $1.1 million decrease in our Europe region is primarily due to a decrease of $1.8 million in our Off-Line Measurement Solutions, partially offset by an increase of $0.3 million in our Value Added Services, an increase of $0.3 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.1 million in our 3D Scanning Solutions.

A summary of our operating results is shown below (in millions):

	Nine Months Ended March 31,
	2017	% of Sales	2016	% of Sales

Americas Sales	$20.3	36.5%	$16.2	32.1%
Europe Sales	24.2	43.5%	23.0	45.7%
Asia Sales	11.1	20.0%	11.2	22.2%
Net Sales	$55.6	100.0%	$50.4	100.0%

Cost of Sales	36.4	65.5%	35.7	70.8%

Gross Profit	19.2	34.5%	14.7	29.2%

Operating Expenses
Selling, General and Administrative	12.8	23.0%	15.3	30.3%
Engineering, Research and Development	4.9	8.8%	5.9	11.7%
Severance, Impairment and Other Charges	0.7	1.3%	2.6	5.2%

Operating Income (Loss)	0.8	1.4%	(9.1)	(18.0%)

Other Income and (Expenses), net
Interest Expense, net	(0.2)	(0.4%)	(0.1)	(0.3%)
Foreign Currency (Loss) Gain, net	(0.2)	(0.4%)	0.2	0.4%
Other Income, net	-	0.0%	0.2	0.4%

Income (Loss) Before Income Taxes	0.4	0.6%	(8.8)	(17.5%)
Income Tax (Expense) Benefit	(0.8)	(1.2%)	2.3	4.6%

Net Loss	$(0.4)	(0.6%)	$(6.5)	(12.9%)

Sales – Sales of $55.6 million in the first nine months of fiscal 2017 increased $5.2 million, or 10.3%, including a favorable currency impact of $0.2 million, when compared to the same period a year ago.  The increase is primarily due to an increase of $4.8 million in our In-Line and Near-Line Measurement Solutions and an increase of $1.4 million in our 3D Scanning Solutions, partially offset by a decrease of $0.9 million in our Off-Line Measurement Solutions and a decrease of $0.1 in our Value Added Solutions.  On a geographic basis, the $4.1 million increase in our Americas region is primarily due to an increase of $4.1 million in our In-Line and Near-Line Measurement Solutions and an increase of $1.2 million in our 3D Scanning Solutions, partially offset by a decrease of $1.0 million in our Off-Line Measurement Solutions and a decrease of $0.2 million in our Value Added Solutions.  The increase of $1.2 million in our Europe region is primarily due to an increase of $2.1 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.1 million in our Value Added Solutions, partially offset by a decrease of $1.0 million in our Off-Line Measurement Solutions.  The decrease of $0.1 million in our Asia region is primarily due to a decrease of $1.4 million in our In-Line and Near-Line Measurement Solutions, partially offset by an increase of $1.1 million in our Off-Line Measurement Solutions and an increase of $0.2 million in our 3D Scanning Solutions.

Gross Profit –Gross profit percentage was 34.5% in the first nine months of fiscal 2017 compared to 29.2% in the same period a year ago.  The higher gross profit percentage in the first nine months of fiscal 2017 was primarily due to the increase and mix of our revenue, the timing of certain expenses in our cost of goods sold as well as lower employee-related operating costs resulting from our previously announced financial improvement plan.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $12.8 million in the first nine months of fiscal 2017, a decrease of $2.5 million compared to the same period a year ago.  The decrease is primarily due to cost savings from the reduction in force related to our previously announced financial improvement plan including declines in employee-related costs of $1.3 million and contractor services of $0.4 million. Other decreases in SG&A include lower legal and audit fees of $0.4 million and lower advertising and marketing costs of $0.4 million.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $4.9 million in the first nine months of fiscal 2017, compared to $5.9 million in the first nine months of 2016.  The decrease is primarily due to cost savings from a reduction in force related to the previously announced financial improvement plan.

Severance, Impairments and Other Charges – Severance, impairments and other charges for the first nine months of fiscal 2017 were approximately $0.7 million.  A charge of $0.3 million was primarily related to finalizing severance agreements at our U.S., China and German locations.  In addition, during the first nine of fiscal 2017, we decided to terminate the production and marketing of a specific product line due to limitations in its design.  As a result of this decision, we wrote-off related inventory of $0.3 million and impaired certain customer receivable balances in the amount of $0.1 million.  We now expect that the total expenses incurred related to the financial improvement plan announced in our third quarter of fiscal 2016 as well as the terminated product line to total approximately $4.0 million.  We have recorded $3.5 million of expense since the financial improvement plan commenced in March 2016.

Interest Expense, net – Net interest expense was $0.2 million in the first nine of fiscal 2017 compared with $0.1 million of net interest expense in the first nine of fiscal 2016.  This change was due to a decrease in interest income because of lower invested cash balances in 2017 compared to 2016, as well as the addition of interest expense on Coord3’s purchase of their current manufacturing facility, the utilization of the U.S. credit facility during the first nine months of fiscal 2017 as well as interest expense related to a tax audit completed in the third quarter of fiscal 2017 at our German location.

Foreign Currency Gain (Loss), net – Foreign Currency Gain (Loss), net in the first nine months of fiscal 2017 was a net loss of $0.2 million compared to a net gain of $0.2 million in the first nine months of fiscal 2016. The unfavorable change was primarily related to the Japanese Yen and the Brazilian Real in the first nine months of fiscal 2017.

Other Income – Other income in the first nine months of fiscal 2016 was primarily dividend income received from our long term investment.

Income Taxes – Our effective tax rate for the first nine months of fiscal year 2017 was (217.1%) compared to 26.4% in the first nine months of fiscal year 2016.  We have established full valuation allowances against our U.S. Federal, Germany, Japan, Singapore and Brazil net deferred tax assets.  The effective tax rate in the first nine of fiscal 2017 is impacted by not being able to recognize tax benefits on pre-tax losses in these jurisdictions.  The effective tax rate in the first nine of fiscal 2016 primarily reflects the effect of the mix of pre-tax income and losses across our various tax jurisdictions and their respective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures and product development, support working capital requirements, and, when needed, fund operating losses. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and borrowings under available credit facilities.

Cash on Hand.  Our cash and cash equivalents were $4.9 million at March 31, 2017, compared to $6.8 million at June 30, 2016.  The $1.9 million decrease in cash primarily related to $3.3 million of cash used for operations and $0.2 million impact from changes in exchange rates, partially offset by $0.8 million of cash provided from investing activities and $0.8 million cash provided from financing activities.

Cash Flow.  Cash used for operations resulted from a use of cash related to working capital changes of $5.6 million and our net loss of $0.4 million, partially offset by $2.7 million in adjustments from non-cash items.  Cash changes in working capital items resulted from cash used from accounts receivable of $2.8 million, other current assets and liabilities of $1.5 million,  accounts payable of $0.9 million and inventory purchases of $0.4 million.  The increase in inventory relates to the timing of projects in process as well as shipments to our end customers, while the decrease in accounts payable represents fluctuations in the timing of receipts of goods and the related payments.  The increase in accounts receivable relates to the timing of our cash collections.  Finally, the change in other current assets and liabilities relates primarily to the timing of revenue recognition as well as payments on the restructuring reserve related to the previously announced financial improvement plan.

Working Capital Reserves.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders as well as the age and usage of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the nine-month period ended March 31, 2017,  we increased our reserve for obsolescence by $0.2 million, primarily due to the decision to cease production and marketing of a specific product line due to limitations in its design.

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customers’ current ability to pay their outstanding balance due to us and the condition of the general economy and the industry as a whole.  We write-off accounts receivable balances when they become uncollectible.  Any payments subsequently received on receivables previously written-off, increases our allowance for doubtful accounts balance.  During the nine-month period ended March 31, 2017, we decreased our allowance for doubtful accounts by $0.1 million due to the collection of one customer balance that had previously been reserved.

Investments.    At March 31, 2017, we had short-term investments totaling $0.2 million and a long-term investment recorded at $0.7 million compared to short-term investments totaling $1.5 million, a long-term investment recorded at $0.7 million and long-term time deposits of $0.1 million at June 30, 2016.  See Note 6, of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments” contained in this Quarterly Report on Form 10-Q for further information on our investments and their current valuation.  The market for our long-term investment is currently illiquid.  In our short-term investments, $0.1 million serve as collateral for bank guarantees that provide financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

Credit Facilities.  We had approximately $1.0 million and $0.2 million in short-term notes payable outstanding at March 31, 2017 and June 30, 2016, respectively.  In addition, we had approximately $0.2 million and $0.4 million in long-term debt outstanding included in ‘Other Long-Term Liabilities’ at March 31, 2017 and June 30, 2016, respectively on our Consolidated Balance Sheet.

At March 31, 2017,  we were a party to an Amended and Restated Credit Agreement with Comerica Bank (“Credit Agreement”).  The Credit Agreement is an on-demand line of credit.  The Credit Agreement is cancelable at any time by either Perceptron or Comerica and any amounts outstanding would be immediately due and payable.  The maximum permitted borrowings are $10.0 million.  The borrowing base is equal to the lesser of (i) $10.0 million or (ii) the sum of 80% of eligible accounts, plus the lesser of 50% of eligible inventory or $4.0 million. At March 31, 2017, our additional available borrowing under this facility was approximately $4.6 million.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all of our assets held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  We are required to maintain a Tangible Net Worth of at least $29.0 million.  We were not in compliance with the Tangible Net Worth financial covenant at March 31, 2017, however a waiver was obtained from Comerica Bank on May 5, 2017.    We are not allowed to pay cash dividends under the Credit Agreement.  We are also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.  We had $0.8 million and zero in borrowings outstanding under the Credit Agreement at March 31, 2017 and June 30, 2016, respectively.  See Note 16 to the Consolidated Financial Statements, “Subsequent Events”, contained in this Quarterly Report on Form 10-Q for a description of the Ninth Amendment to the Credit Agreement that we entered into with Comerica in May 2017.

At March 31, 2017,  our German subsidiary (“GmbH”) had an unsecured credit facility totaling €0.4 million (equivalent to approximately $0.4 million).  The facility allows €0.1 million to be used to finance working capital needs and equipment purchases or capital leases.  The facility allows up to €0.3 million to be used for providing bank guarantees.  The interest rate on any borrowings for working capital needs is 3.73%.  Amounts exceeding the limit of €0.1 million will bear interest at 6.63%. Any outstanding bank guarantees bear a 2.0% interest rate.  The GmbH credit facility is cancelable at any time by either GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At March 31, 2017 and June 30, 2016, GmbH had no borrowings or bank guarantees outstanding.

During the third quarter of fiscal 2016, our Italian subsidiary (“Coord3”) exercised an option to purchase their current manufacturing facility.  The total remaining principal payments of €0.4 million (equivalent to approximately $0.4 million)  payable over the following 25 months at a 7.0% annual interest rate are recorded in ‘Short-term notes payable’ and ‘Other Long-Term Liabilities’ on our Consolidated Balance Sheet at March 31, 2017.

Our Brazilian subsidiary (“Brazil”) has several credit lines and overdraft facilities with their current local bank.  Brazil can borrow a total of B$0.2 million (equivalent to approximately $0.1 million).  The Brazil facilities are cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rates for these facilities range from 2.44% to 12.64%.  We had less than B$0.1 million and zero in borrowings under these facilities at March 31, 2017 and June 30, 2016, respectively.

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

Capital Spending.  We spent $0.4 million on capital equipment in the first nine months of fiscal year 2017 compared to $1.6 million in the first nine months of fiscal 2016 as we are currently closely scrutinizing all potential capital projects compared to our current cash balances.

Capital Resources and Outlook.    Information in this “Outlook” section should be read in conjunction with the “Safe Harbor Statement,” cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

At March 31, 2017,  we had $5.1 million in cash, cash equivalents and short-term investments of which $4.7 million, or approximately 92%, was held in foreign bank accounts. We do not typically repatriate our foreign earnings.

Our current outlook for the remainder of fiscal 2017 is based on our internal projections about the market and related economic conditions, estimated foreign currency exchange rate effects, as well as our understanding of our key customers’ plans for their retooling projects. If our key customers’ plans differ from our understanding, this could have an adverse impact on our outlook.

Sales in the third quarter of fiscal 2017 decreased by 9.9% to $16.3 million, when compared to the same period a year ago. We believe our sales for the fourth quarter of fiscal 2017 will be in the range of $18.5 million to $21.5 million.  For our full fiscal year, we expect revenue growth in the high single digits to low double digits compared to fiscal 2016 as we anticipate a return to an improving long-term revenue trend and considering our current backlog levels.

After giving recognition to the factors discussed above, we expect that the full fiscal year of 2017 operating income (loss) could improve compared to fiscal 2016, if we are successful at completing our previously announced financial improvement plan and other cost reductions as well as continue to progress with our long-term growth strategy and diversification program. Based on our business plan, we believe our level of cash, cash equivalents, short-term investments, credit facilities and expected cash flows in each jurisdiction is sufficient to fund our fiscal 2017 cash flow requirements.  We continue to expect capital spending to be less than $0.8 million during fiscal 2017, although there is no binding commitment to do so.  Furthermore, the level of our capital spending is dependent on our financial results.

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

Foreign Currency Risk

We have foreign currency exchange risk in our international operations arising from the time-period between sales commitment and delivery for contracts entered into in currencies other than the U.S. Dollar. For sales backlog entered into in currencies other than the U.S. Dollar, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150-day range.  At March 31, 2017, our backlog in currencies other than the U.S. Dollar was approximately 58% or $28.2 million, compared to 67% or $25.7 million at March 31, 2016.  We are most vulnerable to changes in U.S. Dollar/Euro, U.S. Dollar/Chinese Yuan and U.S. Dollar/Japanese Yen exchange rates.

The potential change in our net loss that would result from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. Dollars for the three months and nine months ended March 31, 2017, would have been approximately $31,000 and $50,000, respectively.  This sensitivity analysis assumes there are no changes other than the exchange rates.  This analysis has inherent limitations, including that it disregards the possibility that (i) the exchange rates of multiple foreign currencies may not always move in the same direction or percentage amount relative to the value of the U.S. Dollar and (ii) changes in exchange rates may impact the volume of sales.

Interest Rate Risk

We invest our cash and cash equivalents in high quality, short-term investments, primarily with terms of three months or less.  Based on our outstanding credit facilities and invested cash balances at March 31, 2017, a 1% increase in interest rates would have an immaterial impact on our interest expense and a 1% decrease in interest rates would have an immaterial effect on our interest income.  As a result, we do not currently hedge these interest rate exposures.

Uncertainties in Credit Markets

At March 31, 2017,  we hold a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Our long-term investment is subject to risk due to a decline in value of the investment.  The investment is currently recorded at $0.7 million, after consideration of impairment charges recorded in fiscal years 2008 and 2009.

Based on our current business plan, cash and cash equivalents and our short-term investments of $5.1 million at March 31, 2017 as well as the existing availability on our credit facilities, we do not currently anticipate that the lack of liquidity in this long-term investment will affect our ability to operate or fund our currently anticipated fiscal 2017 cash flow requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Information.”

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017,  our disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 identified in connection with our evaluation that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are a party to a civil suit filed by 3CEMS, a Cayman Islands and People’s Republic of China corporation, in the U.S. District Court for the Eastern District of Michigan (the “Court”) and served on us on or about January 7, 2015.  The suit alleges that we breached our contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for our discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders based upon instructions they claimed to have received from us.  The suit alleged damages of not less than $4.0 million.  On March 30, 2017, the Court modified its previous order from December 2016, and ruled that genuine issues of material fact must be resolved at trial to determine if we have liability for 3CEMS’ claims.  Trial is scheduled in August 2017.  We intend to vigorously defend against 3CEMS’ claims. See Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for fiscal year 2016.

ITEM 6.EXHIBITS

4.21*	Waiver Letter, dated May 5, 2017, from Comerica Bank.
4.22

Ninth Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 8, 2017.  File No. 000-20206.

4.23

Master Revolving Note, dated May 4, 2017, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 8, 2017. File No. 000-20206.

4.24

Advance Formula Agreement, dated May 4, 2017, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 8, 2017. File No. 000-20206.

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

Perceptron, Inc.
(Registrant)

Date: May 8, 2017	By:	/s/ David L. Watza
David L. Watza
President, Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2017	By:	/s/ Michelle O. Wright
Michelle O. Wright
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)