Form 10-K
period 2017-06-30
PERCEPTRON INC/MI
filed 2017-09-07
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐         Accelerated Filer  ☒      Non-Accelerated Filer  ☐       Smaller Reporting Company  ☐      Emerging growth Company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held as of the registrant’s most recently completed second fiscal quarter by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2016, as reported by the NASDAQ Global Market, was approximately $57,000,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 4,  2017, was 9,441,099.

_______________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2017	Part III, Items 10-14
Annual Meeting of Shareholders

PART I

ITEM 1:BUSINESS

General

Perceptron, Inc. (“Perceptron”, “we”, “us” or “our”) develops, produces and sells a comprehensive range of automated industrial metrology products and solutions to manufacturing organizations for dimensional gauging, dimensional inspection and 3D scanning.  Products include 3D machine vision solutions, robot guidance, coordinate measuring machines, laser scanning and advanced analysis software.  Our customers which include global automotive, aerospace and other manufacturing companies, rely on Perceptron's metrology solutions to assist in managing their complex manufacturing processes to improve quality, shorten product launch times and reduce costs.  Headquartered in Plymouth, Michigan, Perceptron has subsidiary operations in Brazil, China, Czech Republic, France, Germany, India, Italy, Japan, Singapore, Slovakia, Spain and the United Kingdom.

Our products are categorized as follows:

In-Line, Near-Line and Off-Line Measurement Solutions (“Measurement Solutions”).  Sales of these products involve the development, manufacture and installation of:

•	In-Line fixed and robot-mounted laser-based, non-contact dimensional gauging systems used in original equipment manufacturing plants and component supplier plants;
•	In-Line laser-based, non-contact systems that perform gauging for and intelligent guidance of industrial robots in the performance of a variety of complex automated assembly operations;
•	Near-Line robot-mounted laser-based, non-contact dimensional gauging systems used in original equipment manufacturing plants and component supplier plants; and
•	Off-Line inspection and gauging cells comprising Coordinate Measuring Machines (“CMM”), industrial and collaborative robotic solutions integrated with laser-based non-contact scanning sensors.

3D Scanning Solutions.  Sales of these products involve the development, manufacture and marketing of laser-based sensors and software for the following applications:

•	Laser scanning sensors and metrology software for 3-dimensional measurement on CMM for the reverse engineering and automated component inspection markets;
•	Laser scanning sensors integrated into vehicle wheel-alignment machines installed in automotive assembly plants.

Value Added Services.  Perceptron offers the following value added services to customers:

•	Training;
•	Field Service and Calibration;
•	Launch Support Services;
•	Consulting Services; and
•	Equipment and Software Maintenance Agreements.

Markets

Perceptron has a long history serving the global automotive manufacturing market with technology.  In fiscal 2015, we purchased a CMM company that has allowed us to sell into new industries.   In fiscal 2017, 2016 and 2015, automotive sales represented approximately 85%,  65% and 80% of total sales, respectively.    We have product offerings encompassing numerous manufacturing processes, including complex part assembly, automotive body construction, industrial robotic guidance for complex assembly applications, gauging cells, coordinate measuring solutions and reverse engineering.

Products and Applications

Measurement Solutions

Perceptron’s In-Line and Near-Line measurement solutions are based on our scanning sensors and software developed by combining Helix® and TriCam® sensors with Vector software.  Our Off-Line measurement solutions are based on a full CMM line plus measuring software.  Measurement Solutions in our fiscal year 2017, 2016, and 2015 represented 90%, 90% and 89% of total sales, respectively.

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

AutoFit®: These systems are primarily used in automotive manufacturing plants to contain, correct and control the fit of exterior body panels. The system automatically measures, records and displays the gap and flushness of parts most visible to the automobile consumer such as gaps between front and rear doors, hoods and fenders as well as deck lids and rear quarter panels. These measurements can be conducted throughout the manufacturing process, including in the body shop during assembly of non-painted vehicles and in the final assembly area after the vehicle has been painted.  AutoFit® has the ability to measure vehicles while in motion along the assembly line or in a stationary position.

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

AutoGuide®:  These robot guidance systems are used by manufacturing companies for flexible, automated assembly applications. These systems utilize Perceptron sensors and measurement technology to guide and control robotic assembly operations.  AutoGuide® systems calculate the difference between theoretical and actual relationships of a robot to the part being assembled and communicate compensation data in six degrees of freedom to the robot. AutoGuide®  supports numerous robotic assembly applications including automotive windshield insertion, roof loading, hinge mounting, door attachment and sealant application.

Helix®:  Helix® is a 3D metrology sensor that enables manufacturers to perform their most challenging measurement tasks rapidly, with greater ease and precision. Helix®  solutions offer Intelligent Illumination® allowing the user to choose the quantity, density and orientation of the sensor's laser lines on an individual inspection point level without moving the sensor. By customizing the sensor's laser lines through a simple user interface, image acquisition is optimized on a feature-by-feature basis. The user can configure tightly spaced laser lines for small, complex features, or increase the number of laser lines to robustly measure challenging materials as well as alter the orientation of the laser lines to accommodate the differences between multiple parts manufactured on the same assembly line.

Off-Line

Coord3®:   The Coord3 CMM product line includes bridge, gantry and horizontal style machines.  Bench-top CMM are used for small part inspection while very large CMM are used in aerospace, defense and heavy equipment industries.  CMM can be equipped with tactile scanning probes and our TouchDMIS™ measuring software.

TouchDMISTM :   TouchDMIS™ measuring software simplifies CMM measurement by incorporating a 100% Touch interface with the TouchCADTM quick programming module.  TouchDMIS™ is the world’s first all-touch CMM software.

3D Scanning Solutions

3D Scanning Solutions in our fiscal year 2017, 2016, and 2015 represented 7%, 6% and 7% of total sales, respectively.

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

Value Added Services

Value Added Services:   Value Added Services sales in our fiscal year 2017, 2016, and 2015 represented 3%, 4% and 4% of total sales, respectively.  Value Added Services include training, field service, calibration, launch support services, consulting services, maintenance agreements and repairs.

Sales and Marketing

We market our in-line and near-line products directly to end-user OEM customers and through manufacturing line builders and system integrators. We market our Coord3 CMM product line through both direct sales and value added resellers.

Perceptron’s principal customers have historically been automotive manufacturing companies that we either sell to directly or through manufacturing line builders, system integrators or assembly equipment manufacturers.  Our products are typically purchased for installation in connection with retooling programs undertaken by these companies.  Because sales are dependent on the timing of customers’ retooling programs, sales by customer vary significantly from year to year.  For our fiscal years 2017, 2016 and 2015, approximately 36%, 34% and 40%, respectively, of our “Net Sales” on our Consolidated Statements of Operations were derived from sales directly to our four largest automotive end-user customers.  We also sell to manufacturing line builders, system integrators or assembly equipment manufacturers, who in turn sell to our automotive customers.  For our fiscal years 2017, 2016 and 2015, approximately 11%, 8% and 10%, respectively, of our net sales were to manufacturing line builders, system integrators and original equipment manufacturers for the benefit of the same four largest automotive end-user customers in each respective year.  During our fiscal years 2017, 2016 and 2015, direct sales to Volkswagen Group accounted for approximately 16%, 17% and 20%, respectively, and direct sales to General Motors Company accounted for approximately 14%, 12% and 12%, respectively, of our total net sales.

Manufacturing and Suppliers

Our manufacturing operations consist primarily of final assembly and calibration of hardware components and the testing and integration of our software with these hardware components.  We build our products from a combination of commercially available parts and uniquely-designed manufactured parts.  The components are primarily manufactured by third parties.  Individual components such as printed circuit boards are manufactured and supplied by third parties.  We believe a low level of vertical integration gives us significant manufacturing and inventory flexibility and minimizes total product costs.

We purchase certain component parts and assemblies from single and multi-source suppliers.  With respect to the majority of our components, we believe that alternative suppliers could be found if existing suppliers could not ship to us.  Many of our components are customized for our specific manufacturing needs.  Due to these specifications, various lead times would be required, based on the specific component that needed to be re-sourced.  Component supply shortages in certain industries, including the electronics industry, have occurred in the past and are possible in the future due to imbalances in supply and demand.  We use global purchasing sources to minimize the risk of part shortages.  We have not experienced significant component supply shortages from single source suppliers in recent years. However, some of our suppliers have informed us that a few of our components are at “end-of-life” and so will be discontinued.  We are in the process of launching new products that will not require these “end of life” components.  Significant delays or interruptions in the delivery of components, assemblies or products by suppliers, or difficulties or delays in shifting manufacturing capacity to new suppliers, could have a material adverse effect on us.

International Operations

Europe:  Our European operations contributed approximately 41%, 45% and 40%, of our net sales during our fiscal years ended June 30, 2017, 2016, and 2015, respectively.  Our wholly-owned subsidiary, Perceptron Europe B.V. (“Perceptron B.V.”), formed in The Netherlands, holds a 100% equity interest in Perceptron (Europe) GmbH (“Perceptron GmbH”) and Coord3 s.r.l. (“Coord3”).  Perceptron GmbH is located in Munich, Germany and is the operational headquarters for our European market.  We own subsidiaries that operate direct sales, application and support offices in Vélizy-Villacoublay, France, Barcelona, Spain, Birmingham, UK and Bratislava, Slovakia.  Coord3 is a CMM designer and manufacturer in Torino, Italy.  Furthermore, we own a software development company, Next Metrology Software s.r.o. in Prague, Czech Republic.  At June 30, 2017, we had 129 employees in our European operations.

Asia:  Our Asian operations contributed approximately 20%, 22% and 22% of our net sales during our fiscal years ended June 30, 2017, 2016, and 2015, respectively. We own subsidiaries that operate direct sales, application and support offices in Tokyo, Japan; Shanghai and Beijing, China; Singapore; and Delhi and Chennai, India to service our customers in Asia.  At June 30, 2017, we had 64 employees in our Asian operations.

South America:  We have a direct sales, application and support office in Sao Paulo, Brazil to service customers in South America. At June 30, 2017, we had 5 employees in our Brazilian operations.

Our foreign operations are subject to certain risks typically encountered in such operations, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic and local policies of foreign governments and the laws and policies of the U.S. and local governments affecting foreign trade and investment.  For information regarding net sales and identifiable assets of our non-U.S. based operations, see Note 17 of the Notes to the Consolidated Financial Statements, “Segment and Geographic Information”, included in Item 8 of this Annual Report on Form 10-K.

Competition

We believe our products provide cost-efficient and complete solutions for our customers in terms of system capabilities, level of support and competitive pricing for the value provided, which we believe are the principal competitive factors in our markets. We also believe the  technology within our products is more advanced than our competition.

There are a number of companies that sell similar and/or alternative technologies and methods into the same markets and regions as Perceptron. We believe there may be entities, some of which may be larger and have greater resources than we do, that could develop technology and products which could prove to be competitive with us.   We also believe that certain existing or potential customers may be capable of internally developing their own technology.  See Item 1A: “Risk Factors” titled “There are a number of companies offering competitive products in our markets, or developing products to compete with our products, which could result in a reduction in our revenues through lost sales or a reduction in prices”.

Backlog

As of June 30, 2017, we had a backlog of $45.0  million, compared to $38.4 million at June 30, 2016.  Most of our backlog is subject to cancellation or delay by the customer, often with limited or no penalties.  Historically, cancellations of orders once they have been booked have been very infrequent although several cancellations occurred during our fiscal year 2017.  The level of our backlog at any particular time is not necessarily indicative of our future operating performance.  We expect to be able to fill substantially all of the orders in our backlog by June 30, 2018.

Research and Development

During fiscal year 2017, our research and development efforts focused on improving the performance of our hardware and software solutions across the range of our industry-proven solutions. Developments accomplishments included:

•	Improved calibration methods in manufacturing as well as during system installation to provide better performance and reliability of data
•	Added laser power control capability to our Helix® family of sensors to improve image acquisition of both painted and machined surfaces across all sensor models
•	Developed advanced algorithms for scanning and measuring the complex hole features that are now being utilized more by automotive manufacturers
•	Released powerful software features that greatly simplify the installation of robotic measuring systems
•	Added additional auto-recovery functionality to our critical path robot guidance systems
•	Improved both the design of and the build process for our Helix® family to improve performance and manufacturability

We continue to focus on value engineering our hardware and software solutions to remove costs from all phases of our product lifecycle. We believe this investment in our products provides ongoing competitive advantages in all our markets.

As of June 30, 2017,  42 of our employees were focused primarily on research, development and engineering.  For our fiscal years ended June 30, 2017, 2016 and 2015, our research, development and engineering expenses were $6.8 million, $7.4 million and $7.9 million, respectively.

Patents, Trade Secrets and Confidentiality Agreements

As of June 30, 2017, we own 19 U.S. patents that have been granted to us which relate to various products and processes manufactured, used, and/or sold.  We also own 6 foreign patents that have been granted to us in Europe, China and Japan and we have 8 patent applications pending in foreign locations.  The U.S. and foreign patents expire from 2017 through 2031.  In addition, we hold perpetual licenses to more than 35 other U.S. patents including rights to practice 7 U.S. patents for non-forest product related applications that were assigned to USNR in conjunction with the sale of the Forest Products business unit in 2002, and rights to practice 9 U.S. patents that were sold in conjunction with the sale of CBU in August 2012.  The expiration dates for these licensed patents range from 2017 to 2031.

Perceptron has registered, and continues to register, various trade names and trademarks including Perceptron®, Powered by Perceptron®, AutoGauge®, AutoFit®, AutoGuide®, AutoScan®, Contour Probe®, ScanWorks®, TriCam®, WheelWorks®, Visual Fixturing®, Helix®, Intelligent Illumination®, TouchDMIS™, and Coord3™, among others, which are used in connection with the conduct of our business.

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

Employees

During our fiscal year 2016, we implemented a financial improvement plan that resulted in a reduction in global headcount of approximately 10%.  The plan was implemented to re-align our fixed costs with our near-to mid-term expectations for our business.  The financial improvement plan included headcount reductions and position eliminations spread across our geographic regions, departments and roles.

As of June 30, 2017, we have 327 employees; 318 of whom were employed on a full-time basis with 129 located in North America and the remainder distributed across the globe as identified above in International Operations.  In Italy, we have 58 employees covered by Italy’s National Collective Bargaining Agreement for employees in the mechanical engineering industry.  The agreement was signed in November 2016 and it will be valid for 3 years. None of our other employees are covered by a collective bargaining agreement.  We believe our relations with our employees are good.

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

We have significant operations outside of the United States and have recently expanded our global operations.

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

A majority of our revenue in fiscal 2017 was derived from the sale of systems and solutions to a small number of customers that consist primarily of automotive manufacturers and suppliers in North America, Western Europe and Asia.

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

If the subcontractors we rely on for component parts or products delay deliveries, fail to deliver parts or products meeting our requirements or stop supplying parts or products altogether, we may not be able to deliver products to our customers in a timely fashion and our revenues and profits could be reduced.

We rely on subcontractors for certain components of our products, including outside subcontracting assembly houses to produce the circuit boards that we use in our products.  As a result, we have limited control over the quality and the delivery schedules of components or products purchased from third parties.  In addition, we purchase a number of component parts from single source suppliers.  If our supplies of component parts or products meeting our requirements are significantly delayed or interrupted, or our subcontractors choose to terminate their supply contracts, we may not be able to deliver products to our customers in a timely fashion.  This could result in a reduction in revenues and profits for these periods.  The termination of or material change in the purchase terms of any single source supplier could have a similar impact on us.  It is also possible, if our delay in delivering products to our customer is too long, the customer could cancel their order or potentially charge us with penalties, resulting in a permanent loss of revenue and/or profit from that sale.  Although we have not experienced significant supply shortages from single source suppliers in recent years, from time to time, we have experienced significant delays in the receipt of certain components. Furthermore, some of our suppliers have informed us that a few of our components are at end of life, therefore, we may need to find an alternative supplier or change our product design.  Finally, although we believe that alternative suppliers are available, difficulties or delays may arise if we shift manufacturing capacity to new suppliers.

We may not be able to complete business opportunities and our profits could be negatively affected if we do not successfully integrate those that we do complete.

We will evaluate, from time to time, business opportunities that fit our strategic plans.  There can be no assurance that we will identify any opportunities that fit our strategic plans or be able to enter into agreements with identified business opportunities on terms acceptable to us.  We may incur significant development and other costs with no assurance that a business opportunity will be realized after incurring these costs.

We intend to finance any such business opportunities from available cash on hand, existing credit facilities, issuance of additional stock or additional sources of financing, as circumstances warrant.  The issuance of additional equity securities to finance business opportunities could be substantially dilutive to our current stockholders.  In addition, if the business opportunities do not perform as expected, we could incur charges with no future benefits.  If we are not successful in generating additional profits from these items, this dilution and these additional costs could cause our Common Stock price to drop.

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

With the acquisitions of Coord3 and NMS in fiscal 2015, we expanded our product lines to include the design, manufacture and sale of CMM.  We market our line of CMM directly to end users and through distributors and resellers.  Growth of our sales of this product line depends upon our ability to expand our distribution channels by identifying, developing and maintaining relationships with distributors and resellers.  In addition, our distributors and resellers can potentially sell products offered by our competitors.  If we are not able to successfully expand our distribution channels for our CMM products, or if our distributors or resellers do not or are not able to successfully sell our CMM products, our strategic plan to expand our revenues will be adversely affected.

We may need replacement or additional financing in the future to meet our operational needs, including working capital or capital expenditures and such financing may not be available on terms favorable to us, if at all, and may be dilutive to existing shareholders.

Our credit facilities in the U.S. and Brazil are on-demand facilities and may be cancelled by either party at any time.  We may need to seek additional financing for our general corporate purposes. For example, we may need to increase our investment in research and development activities or need funds to support working capital or capital expenditure needs.  Furthermore, we recently terminated our German credit facility at the request of the lender.  Additionally, periodically since March 2016, we have been out of compliance with various covenants in our U.S. credit agreement, requiring us to obtain waivers of those covenant requirements from the lender.  While the lender has provided such waivers in the past, it is not obligated to do so in the future.  If we need such waivers in the future and the lender does not provide such waivers, we would likely need to obtain a replacement credit facility to repay any outstanding borrowings.  We may be unable to obtain any desired replacement or additional financing on terms favorable to us, if at all.  If adequate funds are not available on acceptable terms, we may be unable to fund our operations, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our shareholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to further limitations on our operations due to restrictive covenants.

Global economic conditions may negatively impact our results of operations.

Our revenue levels are impacted by global economic conditions, as we have a significant business in many countries throughout the world.  In fiscal 2017, only 38.9% of our sales were generated in North America and as a result, a significant decline in global economic conditions could have a material adverse impact on our results of operations.

A significant amount of our assets represent goodwill and intangible assets, and our net income would be reduced if our goodwill or intangible assets become impaired.

As of June 30, 2017, we had $7.8 million of net goodwill and $4.1 million of net intangible assets.  Our acquisitions of Coord3 and NMS resulted in goodwill as the cost exceeded the fair value of the net tangible and identifiable intangible assets acquired.  Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit.  Intangible assets relate primarily to trademarks, customer relationships and software acquired and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable.  If we determine that any intangible assets or goodwill is impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.  For example, in the third quarter of fiscal 2016, we recorded an impairment charge in the amount of $0.7 million related to previously capitalized software related to a product line that was discontinued.

Failure to comply with U.S. federal, state and international laws and regulations relating to privacy or data protection, or the expansion of current or the enactment of new laws or regulations relating to privacy or data protection, could adversely affect our business and our financial condition.

A variety of U.S. federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data.  Laws and regulations relating to privacy and data protection are evolving and subject to potentially differing interpretations.  These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices.  As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations.  Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state or international privacy or data protection related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or data protection could adversely affect our reputation and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease using certain data sets.  Any such claim, proceeding or action could hurt our reputation and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties.  We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or data protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

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

The trading price of our stock has been volatile.

The following factors may affect the market price of our Common Stock, which can vary widely over time:

•	announcements of new products by us
•	announcements of new products by our competitors
•	variances in our operating results
•	market conditions in the electronic and sensing industry and/or automotive industry
•	announcements by our largest customers that have a significant impact on their operations
•	market conditions and stock prices in general
•	the volume of our Common Stock traded

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

ITEM 1B:UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:PROPERTIES

Our principal domestic facility consists of a 70,000 square foot building located in Plymouth, Michigan, owned by us.  In addition, we own a 3,100 square meter facility in Torino, Italy.  We lease a 1,576 square meter facility in Munich, Germany and we lease office space in Sao Paulo, Brazil; Tokyo, Japan; Prague, Czech Republic; Singapore; Shanghai and Beijing, China; and Chennai, India.  We believe that our current facilities are sufficient to accommodate our requirements through fiscal 2018.

ITEM 3:LEGAL PROCEEDINGS

We were a party to a civil suit filed by 3CEMS, a Cayman Islands and People’s Republic of China corporation, in the U.S. District Court for the Eastern District of Michigan and served on us on or about January 7, 2015.  The suit alleged that we breached our contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for our discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders based upon instructions they claimed to have received from us.  The suit alleged damages of not less than $4.0 million.  In July 2017, we entered into an agreement with 3CEMS to settle this suit.  As part of the settlement, we agreed to pay 3CEMS $1.0 million in four equal payments over a period of ten months beginning in August 2017 (see Note 10 ‘Severance, Impairment and Other Charges’ for further discussion).

See Note 12 of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies” in Item 8 of this Annual Report on Form 10-K.

ITEM 4:MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER

PURCHASES OF EQUITY SECURITIES

Perceptron’s Common Stock is traded on The NASDAQ Stock Market’s Global Market under the symbol “PRCP”.  The following table shows the reported high and low sales prices of Perceptron’s Common Stock for fiscal 2017 and 2016:

	Prices
Fiscal 2017	High	Low
Quarter through September 30, 2016	$6.91	$4.71
Quarter through December 31, 2016	$6.79	$5.74
Quarter through March 31, 2017	$8.66	$6.33
Quarter through June 30, 2017	$8.67	$7.27

Fiscal 2016	High	Low
Quarter through September 30, 2015	$10.68	$7.59
Quarter through December 31, 2015	$8.86	$7.28
Quarter through March 31, 2016	$7.83	$4.75
Quarter through June 30, 2016	$5.29	$4.20

In fiscal 2015, the Board of Directors elected to not pay a dividend and to end our dividend program for the foreseeable future; as a result, no dividend was paid in fiscal 2017.  Based upon a review of our capital allocations, we believe it is better to invest in our growth and diversification strategy rather than a dividend strategy.

Under the terms of our Amended and Restated Credit Agreement with Comerica Bank, we are not permitted to pay dividends.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources”.

The approximate number of shareholders of record on August 15, 2017,  was 123.

The information pertaining to the securities we have authorized for issuance under equity plans is hereby incorporated by reference to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information”.  For more information about our equity compensation plans, see Note 15 of the Notes to the Consolidated Financial Statements, “Stock Based Compensation”, included in Item 8 of this Annual Report on Form 10-K.

STOCK PRICE PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return attained by shareholders on our Common Stock relative to the cumulative total returns of The Nasdaq Stock Market (U.S.) Index (the “Nasdaq U.S. Index”) and a peer group of companies consisting of all U.S. exchange traded companies with standard industrial classification codes 3823 (Industrial Instruments for Measurement, Display, and Control of Process Variables; and Related Products), 3827 (Optical Instruments and Lenses) and 3829 (Measuring and Controlling Devices) (the “Peer Group Index”).  The returns of each company in the Peer Group Index have been weighted according to their respective stock market capitalization.  The graph assumes that the value of the investment in our Common Stock, the Peer Group Index and the Nasdaq U.S. Index was $100 on June 30, 2012 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Perceptron, Inc., the Nasdaq U.S. Index,

and a Peer Group Index

* $100 invested on June 30, 2012 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

CUMULATIVE TOTAL RETURN
	6/30/2012	6/30/2013	6/30/2014	6/30/2015	6/30/2016	6/30/2017
Perceptron, Inc.	100.00	149.71	246.50	206.88	91.69	142.62
Nasdaq U.S. Index	100.00	117.72	153.76	176.37	176.14	225.22
Peer Group Index	100.00	129.22	170.56	181.11	195.93	242.60

The graph displayed above is presented in accordance with applicable legal requirements.  Shareholders are cautioned against drawing any conclusions from the data contained in the graph, as past results are not necessarily indicative of future performance.  The graph in no way reflects our forecast of future financial performance.

The Peer Group consists of the following companies: Schmitt Industries, Inc. (SMIT), Esterline Technologies Corp. (ESL), MKS Instruments, Inc. (MKSI), Sensata Technologies Holding NV (ST), Hurco Companies Inc. (HURC), Abaxis, Inc. (ABAX), II-VI Inc. (IIVI), Electro-Sensors, Inc. (ELSE), KLA–Tencor Corp. (KLAC), Orbotech Ltd. (ORBK), Thermo Fisher Scientific, Inc. (TMO), Nova Measuring Instruments Ltd. (NVMI), Sypris Solutions Inc. (SYPR), Camtek, Ltd (CAMT), Mesa Laboratories Inc. (MLAB), Rudolph Technologies Inc. (RTEC), Cognex Corp. (CGNX), Faro Technologies Inc. (FARO), Clearsign Combustion Corp. (CLIR), Keysight Technologies, Inc. (KEYS), Geospace Technologies Corporation (GEOS), Rockwell Automation Inc. (ROK), Cubic Corporation (CUB), Landauer Inc. (LDR), Trimble Navigation Limited (TRMB), MTS Systems Corporation (MTSC), CyberOptics Corp. (CYBE), Danaher Corp. (DHR), Image Sensing Systems, Inc. (ISNS), Nanometrics Incorporated (NANO), International Isotopes, Inc. (INIS), Hickok, Inc. (HICKA), Integral Vision, Inc. (INVI), ProPhotonix Limited (STKR), Elbit Vision Systems Ltd. (EVSNF), Mechanical Technology, Incorporated (MKTY), Universal Dectection Technology (UNDT), Sierra Monitor Corp. (SRMC), Cemtrex Inc. (CETX), Roper Technologies Inc. (ROP), Mikros Systems Corp (MKRS),  AmbiCom Holdings, Inc. (ABHI), Attune RTD, Inc (AURT), CDEX Inc. (CDEX), Flexpoint Sensor Systems, Inc. (FLXT), Fortive Corporation (FTV), Secure Point Technologies Inc. (IMSCQ), Maclos Capital Inc. (LMSMF), Midwest Energy Emissions Corp. (MEEC), National Energy Services, Inc. (NESV), OPT-Sciences Corporation (OPST), Optex Systems Holdings, Inc. (OPXS), Senseonics Holdings, Inc. (SENS), Smart Energy Solutions, Inc. (SMGY), SheerVision, Inc. (SVSO), Visualant, Inc. (VSUL) and Winland Electronics, Inc. (WELX).

The following companies that were included in the Peer Group used in preparing the Stock Price Performance Graph contained in the Company’s 2016 Form 10-K were excluded from the Peer Group used in preparing the graph displayed above: Mocon Inc. (MOCO) and Sequenom Inc. (SQNM), as the stock for these companies was no longer publically traded as of June 30, 2017.

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

	Fiscal Years Ended June 30,
Statement of Operations Data	2017	2016 (1)	2015 (2)	2014	2013
	(In Thousands, Except Per Share Amounts)
Net sales	$77,947	$69,135	$74,405	$59,612	$60,886
Gross profit	27,769	21,139	28,271	24,849	28,120
Operating income (loss)	1,819	(9,384)	(37)	2,942	6,866
Income (loss) from continuing operations
before income taxes	1,262	(9,217)	(835)	3,002	7,531
Income (loss) from continuing operations	(168)	(22,113)	(461)	2,427	6,130
Discontinued operations	-	-	-	-	80
Net income (loss)	(168)	(22,113)	(461)	2,427	6,210
Earnings (loss) per basic share:
Continuing operations	$(0.02)	$(2.36)	$(0.05)	$0.27	$0.72
Discontinued operations	-	-	-	-	0.01
Net income (loss)	$(0.02)	$(2.36)	$(0.05)	$0.27	$0.73
Earnings (loss) per diluted share:
Continuing operations	$(0.02)	$(2.36)	$(0.05)	$0.26	$0.71
Discontinued operations	-	-	-	-	0.01
Net income (loss)	$(0.02)	$(2.36)	$(0.05)	$0.26	$0.72
Weighted average common shares outstanding:
Basic	9,382	9,360	9,252	8,983	8,512
Diluted	9,382	9,360	9,252	9,210	8,588

	As of June 30,
Balance Sheet Data	2017	2016	2015	2014	2013
	(In Thousands, Except Per Share Amounts)
Working capital	$22,483	$21,326	$32,978	$46,454	$41,294
Total assets	70,615	67,922	94,938	80,066	73,639
Long-term taxes payable	969	1,714	3,056	-	-
Shareholders' equity	39,835	38,554	60,792	62,780	56,895
Annual dividend declared per common share	$-	$-	$-	$0.15	$0.15
Special dividend declared per common share	-	-	-	-	0.25
Total dividends declared per common share	$-	$-	$-	$0.15	$0.40

(1)	The net loss in fiscal 2016 is primarily due to us recording a $16.3 million deferred tax valuation allowance (see Note 16 in Item 8 of this Annual Report on Form 10-K).
(2)	In the third quarter of fiscal 2015, we acquired NMS and Coord3 (see Note 2 in Item 8 of this Annual Report on Form 10-K).

ITEM 7:MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Certain statements in this report, including statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including our expectation as to our fiscal year 2018 and future results, operating data, new order bookings, revenue, expenses, net income and backlog levels, trends affecting our future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2018 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Whenever possible, we have identified these forward-looking statements by words such as “target,” “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “prospects,” “outlook” or similar expressions.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, risks associated with changes in our sales strategy and structure, including the impact of such changes on booking and revenue levels and customer purchase decisions, the risk that actual charges from the financial improvement plan differ from the assumptions used in estimating the charges and the risks and uncertainties discussed from time to time in our periodic reports filed with the Securities and Exchange Commission, including those listed in “Item 1A: Risk Factors” of this report.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

Executive Summary

Perceptron, Inc. (“Perceptron”, “we”, “us” or “our”) develops, produces and sells a comprehensive range of automated industrial metrology products and solutions to manufacturing organizations for dimensional gauging, dimensional inspection and 3D scanning.  Our primary operations are in North America, Europe and Asia.  All of our products rely on our core technologies and are divided into the following:

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

The largest end-use market we serve is the automotive industry.  New automotive tooling programs represent the most important selling opportunity for our In-Line and Near-Line Measurement Solutions.  The number and timing of new vehicle tooling programs vary based on the plans of individual automotive manufacturers.  The existing installed base of In-Line and Near-Line Measurement Solutions also provides a continuous revenue stream in the form of system additions, upgrades and modifications as well as Value Added Services such as customer training and support.

Our Off-Line Measurement and 3D Scanning Solutions are utilized by a wide variety of targeted industrial customers, with the automotive industry representing the largest market for industrial metrology product.

We have made measured improvements across the organization over the past four years. In fiscal 2014, we developed a strategic plan designed to expand revenues and increase shareholder value over the longer term.  In fiscal 2015, we made significant progress in implementing this strategic plan.  Specifically, we completed our first acquisitions in over 15 years, introduced numerous new products, launched a global Enterprise Resource Planning (“ERP”) system implementation, and diversified our business.

In fiscal 2016, we implemented a broadly focused Financial Improvement Plan that was designed to reduce fixed costs, improve our profitability and cash flow, while also improving our ability to capture the value of the business diversification strategy we started in fiscal 2014.  During fiscal year 2017, we achieved our previously announced goal of $4.5 million in annual pre-tax savings due to this plan.

This year’s results represented ongoing progress in our turn around, reflecting performance improvement, sustained strength in our end markets and persistent cost savings. We surpassed our goal of $20.0 million in bookings per quarter for four fiscal quarters in a row, starting with the fourth quarter of fiscal year 2016.  This is the longest sustained record in company history and led to record-level bookings for fiscal 2017 of $84.6 million.  Furthermore, we are starting our fiscal 2018 with a backlog level of $45.0 million, our highest year-end backlog and one of our highest quarter-end backlogs on record.  Finally, operating income improved by $11.2 million when comparing our fiscal year 2017 to our fiscal year 2016.  As we continue to see strength in customer demand, we believe we are making substantial progress in our transformation efforts.

Results of Operations

Fiscal Year Ended June 30, 2017, Compared to Fiscal Year Ended June 30, 2016

Overview –We reported a net loss of $0.2 million, or $0.02 per diluted share, for the fiscal year ended June 30, 2017 compared with net loss of $22.1 million, or $2.36 per diluted share, for the fiscal year ended June 30, 2016.

Bookings – Bookings represent new orders received from our customers.  We expect the level of new orders to fluctuate from period to period and do not believe new order bookings during any particular period are indicative of our future operating performance.

Bookings by geographic location were (in millions):

	Fiscal Year Ended June 30,
	2017		2016		Increase/(Decrease)
Geographic Region
Americas	$39.2	46.3%	$22.7	33.2%	$16.5	72.7%
Europe	29.4	34.8%	34.7	50.7%	(5.3)	(15.3%)
Asia	16.0	18.9%	11.0	16.1%	5.0	45.5%
Totals	$84.6	100.0%	$68.4	100.0%	$16.2	23.7%
Prior Reported Bookings			$70.8

Prior Year’s Bookings has been updated to reflect corrections to prior calculations.

We achieved a record bookings level in fiscal 2017, primarily due to strong market activity in our Americas region. The increase in bookings for fiscal 2017 as compared to fiscal 2016 of $16.2 million, including an unfavorable currency impact of $0.7 million, is primarily due to an increase of $13.7 million in our In-Line and Near-Line Measurement Solutions, an increase of $2.2 million in our 3D Scanning Solutions and an increase of $1.2 million in our Value Added Services, partially offset by a decrease of $0.9 million in our Off-Line Measurement Solutions.  On a geographic basis, the $16.5 million increase in our America region is primarily due to an increase of $17.0 million in our In-Line and Near-Line Measurement Solutions, an increase of 1.0 million in our 3D Scanning Solutions and an increase of $0.4 million in our Value Added Services, partially offset by a decrease of $1.9 million in our Off-Line Measurement Solutions.  The $5.0 million increase in our Asia region is due to an increase of $2.3 million in our Off-Line Measurement Solutions, an increase of $1.2 million in our In-Line and Near-Line Measurement Solutions, an increase of $1.2 million in our 3D Scanning Solutions and an increase of $0.3 million in our Value Added Services.    The $5.3 million decrease in our Europe region is primarily due to a decrease of $4.5 million in our In-Line and Near-Line Measurement Solutions and a decrease of $1.3 million in our Off-Line Measurement Solutions,  partially offset by an increase of $0.5 million in our Value Added Services.

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

Backlog by geographic location was (in millions):

	As of June 30,
	2017		2016		Increase/(Decrease)
Geographic Region
Americas	$19.5	43.3%	$10.6	27.7%	$8.9	84.0%
Europe	16.4	36.5%	19.1	49.9%	(2.7)	(14.1%)
Asia	9.1	20.2%	8.6	22.4%	0.5	5.8%
Totals	$45.0	100.0%	$38.3	100.0%	$6.7	17.5%
Prior Reported Backlog			$40.6

Prior Year’s Bookings has been updated to reflect corrections to prior calculations.

The current year ending backlog increased by $6.7 million or 17.5% compared to the ending backlog at June 30, 2016.  The increase in our backlog was primarily due to an increase of $5.5 million in our In-Line and Near-Line Measurement Solutions and an increase of $1.5 million in our Value Added Services,  partially offset by a decrease of $0.2 million in our Off-Line Measurement Solutions and a decrease of $0.1 million in our 3D Scanning Solutions.  On a geographic basis, the $8.9 million increase in our America region is primarily due to an increase of $8.8 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.6 million in our Value Added Services, partially offset by a decrease of $0.5 million in our Off-Line Measurement Solutions.  The $0.5 million increase in our Asia region is primarily due to an increase of $0.9 million in our Off-Line Measurement Solutions and an increase of $0.2 million in our 3D Scanning Solutions, partially offset by a decrease of $0.6 million in our In-Line and Near-Line Measurement Solutions. The
$2.7 million decrease in our Europe region is primarily due to a decrease of $2.7 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.6 million in our Off-Line Measurement Solutions and a decrease of $0.3 million in our 3D Scanning Solutions, partially offset by an increase of $0.9 million in our Value Added Services.

A summary of our operating results is shown below (in millions):

	Fiscal Year Ended June 30,
	2017	% of Sales	2016	% of Sales

Americas Sales	$30.3	38.9%	$22.5	32.6%
Europe Sales	32.1	41.2%	31.1	45.0%
Asia Sales	15.5	19.9%	15.5	22.4%
Net Sales	$77.9	100.0%	$69.1	100.0%

Cost of Sales	50.2	64.4%	48.0	69.5%

Gross Profit	27.7	35.6%	21.1	30.5%

Operating Expenses
Selling, General and Administrative	17.3	22.2%	20.3	29.4%
Engineering, Research and Development	6.8	8.8%	7.4	10.7%
Severance, Impairment and Other Charges	1.8	2.3%	2.8	4.0%

Operating Income (Loss)	1.8	2.3%	(9.4)	(13.6%)

Other Income and (Expenses), net
Interest Income (Expense), net	(0.3)	(0.4%)	(0.1)	(0.1%)
Foreign Currency Income (Loss), net	(0.3)	(0.4%)	0.1	0.1%
Other Income and (Expense), net	0.0	(0.0%)	0.2	0.3%

Income (Loss) Before Income Taxes	1.2	1.5%	(9.2)	(13.3%)
Income Tax Expense	(1.4)	(1.8%)	(12.9)	(18.7%)

Net Loss	$(0.2)	(0.3%)	$(22.1)	(32.0%)

Sales – Net sales of $77.9 million for our fiscal year 2017 increased $8.8 million, or 12.7%. The currency impact on sales compared to fiscal 2016, was immaterial.  The improvement is primarily due to an increase of $8.0 million in our In-Line and Near-Line Measurement Solutions and an increase of $1.6 million in our 3D Scanning Solutions, partially offset by a decrease of $0.5 million in our Off-Line Measurement Solutions and a decrease of $0.3 million in Value Added Services.  On a geographic basis, the $7.8 million increase in our Americas region is primarily due to an increase of $8.3 million in our In-Line and Near-Line Measurement Solutions and an increase of $1.1 million in our 3D Scanning Solutions, partially offset by a decrease of $1.3 million in our Off-Line Measurement Solutions and a decrease of $0.3 million in our Value Added Services.  The $1.0 million increase in our Europe region is primarily due to an increase of $2.0 million in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease of $1.0 million in our Off-Line Measurement Solutions. Our Asia region was flat primarily due to an increase of $1.8 million in our Off-Line Measurement Solutions and an increase of $0.5 million in our 3D Scanning Solutions, offset by a decrease of $2.3 million in our In-Line and Near-Line Measurement Solutions.

Gross Profit – Gross profit percentage was 35.6% of sales in the fiscal year ended June 30, 2017, compared to 30.5% of sales in the fiscal year ended June 30, 2016.  The higher gross margin percentage in fiscal 2017 was primarily due to the increase and mix of our revenue, the timing of certain expenses in our cost of goods sold as well as lower employee-related operating costs resulting from our previously announced financial improvement plan, partially offset by increased warranty costs in fiscal year 2017.

Selling, General and Administrative (SG&A) Expenses –  SG&A expenses were approximately $17.3 million for our fiscal year 2017, a decrease of $3.0 million compared to our fiscal year 2016.  The decrease is primarily due to cost savings from the reduction in force related to our previously announced financial improvement plan including declines in employee-related costs of $1.3 million and contractor services of $0.8 million.    Other decreases in SG&A include lower advertising and marketing costs of $0.5 million, legal and audit fees of $0.2 million and financing expenses of $0.2 million.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $6.8 million in our fiscal year 2017, compared to $7.4 million in our fiscal year 2016.  This decrease is primarily due to declines in employee-related costs and contractor services of $0.3 million and the expenses related to the timing of certain development efforts of $0.3 million.

Severance, Impairment and Other Charges – Severance, impairment and other charges for fiscal 2017 were approximately $1.8 million.   A charge of $1.0 million was related to our previously announced legal settlement with 3CEMS and a charge of $0.3 million was related to finalizing severance agreements at our U.S., China and German locations related to the financial improvement plan we announced in the third quarter of fiscal 2016.  See Item 3, “Legal Proceedings”, of this Annual Report on Form 10-K for a discussion of the 3CEMS settlement.  In addition, during fiscal 2017, we decided to terminate the production and marketing of a specific product line due to limitations in its design.  As a result of this decision, we wrote off inventory of $0.3 million and impaired certain customer receivable balances in the amount of $0.2 million.  We now expect that the total expenses related to the financial improvement plan announced in our third quarter of fiscal 2016 as well as the terminated product line to total approximately $4.0 million.  We have recorded $3.6 million of expenses since the financial improvement plan commenced in March 2016.

Interest Income (Expense), net – Net interest expense was $0.3 million in fiscal 2017, compared with net interest expense of $0.1 million in fiscal 2016.  This change was due to a decrease in interest income because of lower invested cash balances in fiscal 2017 compared to fiscal 2016, as well as the addition of interest expense on Coord3’s purchase of their current manufacturing facility, the utilization of the U.S. credit facility during fiscal 2017, as well as interest expense related to a tax audit completed in the third quarter of fiscal 2017 at our German location.

Foreign Currency Gain (Loss) – Foreign currency gain (loss) was a net loss of $0.3 million in fiscal 2017 compared with a net gain of $0.1 million in fiscal 2016.  The unfavorable change was primarily related to the Japanese Yen, Euro and Brazilian Real compared to the U.S. Dollar in fiscal 2017.

Income Tax Expense – Our effective tax rate for fiscal year ended June 30, 2017 was 113.1% compared to (139.9)% in fiscal year 2016.  Our fiscal year 2016 effective tax rate was primarily driven by the establishment of a full valuation allowance against our U.S. Federal, Germany and Brazil net deferred tax assets.   Furthermore, in fiscal 2017, we also established full valuation allowances against our Japan and Singapore net deferred tax assets.  The need for these valuation allowances is described in Note 16 of the Notes to the Consolidated Financial Statements, “Income Taxes”, included in Item 8 of this Annual Report on Form 10-K.    The effective tax rate for fiscal 2017 is impacted by not being able to recognize tax benefits on pre-tax losses in these jurisdictions as well as tax expense related to a tax audit in Germany and normal levels of tax expense from the locations that do not have a valuation allowance.

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

Bookings by geographic location were (in millions):

	Fiscal Year Ended June 30,
	2016		2015		Increase/(Decrease)
Geographic Region
Americas	$22.7	33.2%	$28.5	41.2%	$(5.8)	(20.4%)
Europe	34.7	50.7%	22.9	33.1%	11.8	51.5%
Asia	11.0	16.1%	17.7	25.7%	(6.7)	(37.9%)
Totals	$68.4	100.0%	$69.1	100.0%	$(0.7)	(1.0%)
Prior Reported Bookings	$70.8

Prior Year’s Bookings has been updated to reflect corrections to prior calculations.

The decrease in bookings in fiscal 2016 as compared to fiscal 2015 of $0.7 million, including an unfavorable currency impact of $0.8 million, is primarily due to a decrease of $12.7 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.6 million in our 3D Scanning Solutions, partially offset by an increase of $12.5 million in our Off-Line Measurement Solutions and an increase of $0.1 million in our Value Added Services.  On a geographic basis, the $6.7 million decrease in our Asia region is primarily due to a decrease of $7.6 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.6 million in our 3D Scanning Solutions, partially offset by an increase of 1.3 million in our Off-Line Measurement Solutions and an increase of $0.2 million in our Value Added Services. The $5.8 million decrease in our America region is primarily due to a decrease of $8.0 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.2 million in our Value Added Services, partially offset by an increase of $2.3 million in our Off-Line Measurement Solutions and an increase of $0.1 million in our 3D Scanning Solutions.  The $11.8 million increase in our Europe region is primarily due to an increase of $8.9 million in our Off-Line Measurement Solutions, an increase of $2.9 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.1 million in our Value Added Services, partially offset by a decrease of $0.1 million in our 3D Scanning Solutions.

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

Backlog by geographic location was (in millions):

	As of June 30,
	2016		2015		Increase/(Decrease)
Geographic Region
Americas	$10.6	27.7%	$10.4	26.7%	$0.2	1.9%
Europe	19.1	49.9%	15.4	39.6%	3.7	24.0%
Asia	8.6	22.4%	13.1	33.7%	(4.5)	(34.4%)
Totals	$38.3	100.0%	$38.9	100.0%	$(0.6)	(1.5%)
Prior Reported Backlog	$40.6

Prior Year’s Bookings has been updated to reflect corrections to prior calculations.

The backlog at June 30, 2016 decreased by $0.6 million or 1.5% compared to the ending backlog at June 30, 2015.  The decrease in our backlog was primarily due to a decrease of $1.6 million in our In-Line and Near-Line Measurement Solutions, partially offset by an increase of $0.4 million in our Value Added Services, an increase of $0.3 million in our 3D Scanning Solutions and an increase of $0.3 million in our Off-Line Measurement Solutions.  On a geographic basis, the $4.5 million decrease in our Asia region is primarily due to a decrease of $5.4 million in our In-Line and Near-Line Measurement Solutions, partially offset by an increase of $0.7 million in our Off-Line Measurement Solutions and an increase of $0.2 million in our Value Added Services. The $3.7 million increase in our Europe region is primarily due to an increase of $4.2 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.1 million in our Value Added Services, partially offset by a decrease of $0.5 million in our Off-Line Measurement Solutions and a decrease of $0.1 in our 3D Scanning Solutions.  The $0.2 million increase in our America region is primarily due to an increase of $0.4 million in our 3D Scanning Solutions, an increase of $0.1 million in our Value Added Services and an increase of $0.1 million in our Off-Line Measurement Solutions, partially offset by a decrease of $0.4 million in our In-Line and Near-Line Measurement Solutions.

A summary of our operating results is shown below (in millions):

	Fiscal Year Ended June 30,
	2016	% of Sales	2015	% of Sales

Americas Sales	$22.5	32.6%	$28.4	38.2%
Europe Sales	31.1	45.0%	29.7	39.9%
Asia Sales	15.5	22.4%	16.3	21.9%
Net Sales	$69.1	100.0%	$74.4	100.0%

Cost of Sales	48.0	69.5%	46.1	62.0%

Gross Profit	21.1	30.5%	28.3	38.0%

Operating Expenses
Selling, General and Administrative	20.3	29.4%	20.4	27.4%
Engineering, Research and Development	7.4	10.7%	7.9	10.6%
Severance, Impairment and Other Charges	2.8	4.0%	-	0.0%

Operating Loss	(9.4)	(13.6%)	-	0.0%

Other Income and (Expenses), net
Interest Income (Expense), net	(0.1)	(0.1%)	0.1	0.1%
Foreign Currency Income (Loss), net	0.1	0.1%	(1.2)	(1.6%)
Other Income and (Expense), net	0.2	0.3%	0.3	0.4%

Loss Before Income Taxes	(9.2)	(13.3%)	(0.8)	(1.1%)
Income Tax Expense (Benefit)	(12.9)	(18.7%)	0.3	0.4%

Net Loss	$(22.1)	(32.0%)	$(0.5)	(0.7%)

Sales – Net sales of $69.1 million for fiscal 2016 decreased $5.3 million, or 7.1%, including an unfavorable currency impact of $2.5 million, compared to an extremely strong fiscal 2015 due to several large projects that impacted fiscal year 2015 sales and did not recur in fiscal 2016.  CMM product sales increased $9.4 million due to the timing of the acquisition of Coord3 during the third quarter of our fiscal year 2015, while our traditional products decreased $14.7 million.  The $5.9 million decrease in the Americas was primarily due to decreases in our In-Line and Near-Line Measurement Solutions of $8.1 million, a decrease in our 3D Scanning Solutions of $0.5 million and a decrease in our Value Added Services of $0.2 million, partially offset by an increase in our Off-Line Measurement Solutions of $2.9 million.  The $1.4 million increase in our Europe region sales was primarily related to an increase in our Off-Line Measurement Solutions of $5.8 million, as well as an increase in our 3D Scanning Solutions of $0.3 million, partially offset by a decrease in our In-Line and Near-Line Measurement Solutions of $4.6 million and a decrease in our Value Added Services of $0.1 million.  The $0.8 million decrease in our Asia region sales was primarily due to a decrease in our In-Line and Near-Line Measurement Solutions of $0.8 million, a decrease in our 3D Scanning Solutions of $0.5 million and a decrease in our Value Added Services of $0.3 million, partially offset by an increase in our Off-Line Measurement Solutions of $0.8 million.

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

Interest Income, net – Net interest expense was $0.1 million in fiscal 2016, compared with net interest income of $0.1 million in fiscal 2015.  This change was due to a decrease in interest income, because of lower invested cash balances in fiscal 2016 compared to fiscal 2015, as well as the addition of interest expense on liabilities acquired in the Coord3 acquisition and the borrowings required in the U.S. during the fourth quarter of fiscal 2016.

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

Income Tax Expense – Our loss before income taxes was $9.2 million during the fiscal year ended June 30, 2016 compared to loss before income taxes of $0.8 million during the fiscal year ended June 30, 2015.  Our effective tax rate for fiscal year ended June 30, 2016 was (139.9)% on pre-tax loss of $9.2 million resulting in an income tax expense of $12.9 million. Our effective tax rate for fiscal year ended June 30, 2015 was 44.7% on pre-tax loss of $0.8 million resulting in an income tax benefit of $0.3 million. Our fiscal year 2016 effective tax rate is primarily driven by the establishment of a full valuation allowance against our U.S. federal net deferred tax assets in the current year of $14.3 million, and to a lesser extent, the establishment of valuation allowances in Germany and Brazil totaling $2.0 million.  The need for these valuation allowances is described in Note 16 of the Notes to the Consolidated Financial Statements, “Income Taxes”, included in Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures and product development, support working capital requirements, and, when needed, fund operating losses.  In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and borrowings under available credit facilities.

Cash on Hand. Our cash and cash equivalents were $3.7 million at June 30, 2017 compared to $6.8 million at June 30, 2016 and $11.5 million at June 30, 2015.

Cash Flow.  The $3.1 million decrease in cash from June 30, 2016 to June 30, 2017 was primarily related to $3.7 million of cash used for operations and $0.8 million used for investing activities, partially offset by $1.4 million of cash provided from financing activities.

During fiscal 2017, cash used for operations resulted from a use of cash related to working capital changes of $7.5 million and our net loss of $0.2 million, partially offset by $4.0 million in adjustments from non-cash items.  Changes in working capital items resulted from cash used from accounts receivable of $7.9 million and accounts payable of $0.6 million, partially offset by cash provided from inventories of $0.5 million and other current assets and liabilities of $0.5 million.  The decrease in inventory relates to the timing of projects shipped close to the end of our fiscal year 2017 and the careful monitoring of our working capital levels, while the decrease in accounts payable represents fluctuations in the timing of receipts of goods and the related payments.  The increase in accounts receivable relates to the timing of our projects which shipped close to the end of our fiscal year 2017 and cash collections.  Finally, the change in other current assets and liabilities relates primarily to the timing of our revenue recognition and the accrual needed for the legal settlement.

Cash used for investing activities in fiscal 2017 is due to net purchase of short-term investments of $0.1 million and capital expenditures of $0.7 million. Cash provided from financing activities in fiscal year 2017 was primarily due to cash received under our borrowing agreement in the U.S. of $1.5 million and cash from our stock plans of $0.1 million, partially offset by $0.2 million of cash related to the payments on the note payable related to the manufacturing facility in Italy.

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

Investing activities during fiscal year 2016 was primarily due to $2.4 million of net sales of short term-investments, partially offset by cash used for capital expenditures of $1.7 million.  Financing activities during fiscal year 2016 was primarily due to $0.1 million of cash related to the payments on the note payable related to the manufacturing facility in Italy, offset by cash received under our stock plans of $0.1 million.

Working Capital Reserves. We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders as well as the age and usage of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During fiscal year 2017,  we increased our reserve for obsolescence by $0.3  million.  See Note 5, of the Notes to the Consolidated Financial Statements, “Inventory”, contained in Item 8 of this Annual Report on Form 10-K.

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay their outstanding balance due to us, and the condition of the general economy and the industry as a whole.  We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  During fiscal year 2017, we decreased our allowance for doubtful accounts by an immaterial amount.  See Note 4, of the Notes to the Consolidated Financial Statements, “Allowance For Doubtful Accounts”, contained in Item 8 of this Annual Report on Form 10-K.

Investments. At June 30, 2017, we had short-term investments totaling $1.6 million and a long-term investment recorded at $0.7 million compared to short-term investments totaling $1.5 million, a long-term investment recorded at $0.7 million and long-term time deposits of $0.1 million at June 30, 2016.  See Note 7, of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, contained in Item 8 of this Annual Report on Form 10-K for further information on our investments and their current valuation.  The market for our long-term investment is currently illiquid.  The long-term time deposits as well as $0.2 million of our short-term investments serve as collateral for bank guarantees that provide financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

Credit Facilities. We had $1.7 million in our line of credit and short-term notes payable outstanding at June 30, 2017 and $0.2 million in short-term notes payable outstanding at June 30, 2016.  In addition, we had approximately $0.2 million of long-term debt outstanding at June 30, 2017 and $0.4 million of long-term debt outstanding at June 30, 2016, which is included in “Other Long-Term Liabilities” on our Consolidated Balance Sheet.

We acquired bank debt of approximately $2.1 million as part of the purchase of Coord3.  We paid approximately $1.7 million of this debt in March 2015 and the remaining balance was paid in June 2015.

On May 4, 2017, we entered into a Ninth Amendment to the Amended and Restated Credit Agreement with Comerica Bank (the “Credit Agreement”).  The Credit Agreement is an on-demand line of credit. The Credit Agreement is cancelable at any time by either Perceptron or Comerica and any amounts outstanding would be immediately due and payable.  The maximum permitted borrowings are $6.0 million.  The borrowing base is equal to the lesser of (i) $6.0 million or (ii) the sum of 80% of eligible accounts, plus the lesser of 50% of eligible inventory or $2.5 million.  At June 30, 2017, our additional available borrowing under this facility was approximately $4.5 million.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all of our assets held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  We are required to maintain a Tangible Net Worth of at least $29.0 million.  We were in compliance with this Tangible Net Worth covenant at June 30, 2017, however, in August 2017, Comerica provided us a covenant waiver allowing us to complete an internal recapitalization transaction.    We are not allowed to pay cash dividends under the Credit Agreement.  We are also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.  We had $1.5 million and zero in borrowings outstanding under the Credit Agreement at June 30, 2017 and 2016, respectively.

At June 30, 2017, our German subsidiary (“Perceptron GmbH”) had an unsecured credit facility totaling €0.4 million (equivalent to approximately $0.4 million).  The facility allows €0.1 million to be used to finance working capital needs and equipment purchases or capital leases. The facility allows up to €0.3 million to be used for providing bank guarantees.  The interest rate on any borrowings for working capital needs is 3.73%.  Amounts exceeding €0.1 million will bear interest at 6.63%.  Any outstanding bank guarantees bear a 2.0% interest rate.  The Perceptron GmbH credit facility is cancelable at any time by either Perceptron GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At June 30, 2017 and 2016, Perceptron GmbH had no borrowings or bank guarantees outstanding. This credit facility was cancelled in the first quarter of fiscal 2018 at the request of the lender.

During the third quarter of fiscal 2016, our Italian subsidiary, Coord3, exercised an option to purchase their current manufacturing facility.  The total remaining principal payments of €0.3 million (equivalent to approximately $0.4 million) payable over the following 22 months at a 7.0% annual interest rate are recorded in “Short-term notes payable” and “Other Long-Term Liabilities” on our Consolidated Balance Sheet at June 30, 2017.

Our Brazilian subsidiary (“Brazil”) has several credit lines and overdraft facilities with their current local bank.  Brazil can borrow a total of B$0.2 million (equivalent to approximately $0.1 million).  The Brazil facilities are cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rates for these facilities range from 5.14% to 12.85%.  We had no borrowings under these facilities at June 30, 2017 and 2016, respectively.

Acquisitions. On January 29, 2015, we consummated the acquisition of 100% of the share capital of Next Metrology Software s.r.o., a Czech Republic company, (the “NMS Transactions”).  The aggregate purchase price payable in the NMS Transactions for all of the share capital of NMS was €2.2 million.  The purchase price paid was €1.8 million (equivalent to approximately $2.0 million) at closing, €0.3 million (equivalent to approximately $0.3 million) upon the closing of the Coord3 Transaction, and €0.1 million (equivalent to approximately $0.1 million) 12 months following the closing of the NMS Transactions.  We funded the purchase price from cash on hand.  A deal consummation fee of €0.3 million (equivalent to approximately $0.3 million) was paid to an affiliate of one of the NMS sellers upon the closing of the Coord3 Transaction.  See Note 2 of the Notes to the Consolidated Financial Statements, “Acquisitions”, contained in Item 8 of this Annual Report on Form 10-K for further information regarding the NMS Transactions.

On February 27, 2015, a wholly owned subsidiary of Perceptron acquired 100% of the share capital of Coord3, a wholly owned subsidiary of Coord3 Industries s.r.l., an Italian company, (“Coord3 Transaction”).  The aggregate purchase price payable in the Coord3 Transaction for all of the share capital of Coord3 was €1.8 million (equivalent to approximately $2.0 million).  The purchase price paid was €1.7 million (equivalent to approximately $1.9 million) at closing.  Furthermore, in October 2016, we finalized a settlement with the previous owner of Coord3, who was terminated in connection with the financial improvement plan announced in the third quarter of fiscal 2016.  As part of the settlement, we wrote off receivables due from an entity under his control as well as agreed to a final payment of €0.1 million (equivalent to approximately $0.1 million), due to him prior to the end of our second quarter.  This settlement resolved all open claims between the parties related to our acquisitions of NMS and Coord3, as well as his claims for severance payments.  We funded the purchase price and settlement from cash on hand.  See Note 2 of the Notes to the Consolidated Financial Statements, “Acquisitions”, contained in Item 8 of this Annual Report on Form 10-K for further information regarding the Coord3 Transaction.

Commitments and Contingencies. As part of routine evaluation procedures, we identified a potential concern regarding the employment status and withholding for several individuals in one of our foreign jurisdictions.  During fiscal 2015, we estimated a range of the potential financial liability related to this matter of €0.5 million to €1.0 million.  We were not able to reasonably estimate the amount within this range that we would be required to pay for this matter.  As a result, in fiscal 2015, we recorded a reserve of €0.5 million (equivalent to approximately $0.5 million) representing the minimum amount we estimated would be paid.  In the fourth quarter of fiscal 2016, we received the final notice regarding this issue, and as a result, we recorded an additional accrual of €0.2 million (equivalent to approximately $0.2 million).  During fiscal 2017, we paid €0.1 million (equivalent to approximately $0.1 million).  We currently expect to remit the remaining funds due of €0.1 million (equivalent to approximately $0.1 million) by the end of our fiscal 2018.

See Item 3, “Legal Proceedings” and Note 12 of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in Item 8 of this Annual Report on Form 10-K, for a discussion of certain other contingencies relating to our liquidity, financial position and results of operations.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies”.

Capital Spending.  We spent $0.7 million on capital equipment in our fiscal year 2017 compared to $1.8 million in our fiscal 2016 as we were closely scrutinizing all potential capital projects compared to our current cash balances.

Capital Resources and Outlook.    Information in this “Outlook” section should be read in conjunction with the “Safe Harbor Statement,” cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

At June 30, 2017, we had $5.3 million in cash, cash equivalents and short-term investments of which $5.1 million, or approximately 96%, was held in foreign bank accounts. We do not repatriate our foreign earnings.

Our current outlook for our fiscal 2018 is based on our internal projections about the market and related economic conditions, estimated foreign currency exchange rate effects, as well as our understanding of our key customers’ plans for their retooling projects. If our key customers’ plans differ from our understanding, this could have an adverse impact on our outlook.

Sales in the fourth quarter of fiscal 2017 increased by 19.3% to $22.3 million, when compared to the same period a year ago. We believe our sales for the first quarter of fiscal 2018 will be in the range of $16.0 million to $19.0 million.  For our full fiscal year 2018, we expect revenue growth to be in the mid-single digits compared to fiscal 2017 as we anticipate capitalizing on the successes we had in fiscal 2017, continuing to benefit from an improving long-term revenue trend as well as considering our current backlog levels.

After giving recognition to the factors discussed above, we expect that the full fiscal year of 2018 operating income (loss) could improve compared to fiscal 2017, if we are successful at completing our previously announced financial improvement plan and other cost reductions as well as continue to progress with our long-term growth strategy and diversification program. Based on our business plan, we believe our level of cash, cash equivalents, short-term investments, credit facilities and expected cash flows in each jurisdiction is sufficient to fund our fiscal 2018 cash flow requirements.  We continue to expect capital spending to be approximately $2.0 million during fiscal 2018, although there is no binding commitment to do so.  Furthermore, the level of our capital spending is dependent on our financial results.

We will evaluate business opportunities that fit our strategic plans.  There can be no assurance that we will identify opportunities that fit our strategic plans or that we will be able to enter into agreements with identified business opportunities on terms acceptable to us.  We anticipate that we would finance any such business opportunities from available cash on hand, borrowing from existing credit facilities, identifying additional sources of financing, or issuance of additional shares of our stock, as circumstances warrant.

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

			Less than			More than
		Total	1 Year	1-3 Years	3-5 Years	5 Years

Purchase Obligations	(1)	$13,069	$13,069	$-	$-	$-
Operating Leases	(2)	1,275	915	358	2	-
Other Contractual Obligations	(3)	1,760	791	854	115	-
Legal Settlement	(4)	1,000	1,000	-	-	-
Note Payable	(5)	376	205	171	-	-
Line of Credit	(6)	1,500	1,500	-	-	-
Total		$18,980	$17,480	$1,383	$117	$-

(1)

A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding.  Included in the purchase obligations category above are obligations related to purchase orders for inventory purchases under our standard terms and conditions and under negotiated agreements with vendors.  We expect to receive consideration (products or services) for these purchase obligations.  The purchase obligation amounts do not represent all anticipated purchases in the future, but represent only those items for which we were contractually obligated at June 30, 2017.

(2)	Operating leases represent commitments to lease building space, office equipment and motor vehicles.
(3)

Other contractual obligations referred to above represent government authorized installment payment plans for income and payroll tax liabilities that were acquired by us as part of our purchase of Coord3.  These amounts are reported in our Consolidated Balance Sheet as “Current portion of taxes payable” and “Long-Term Taxes Payable”.  We have excluded long-term deferred income taxes of $0.9 million as well as  $0.6 million of statutory severance liabilities that are included in “Other Long-Term Liabilities” on our Consolidated Balance Sheet because we are unable to reasonably estimate the timing of future payments.

(4)

In July 2017, we entered into a settlement agreement with 3CEMS to pay $1.0 million in four equal payments over the course of 10 months beginning August 2017 (see Note 10 “Severance, Impairment and Other Charges” for further discussion).

(5)

During the third quarter of fiscal 2016, Coord3 exercised an option to purchase their current manufacturing facility.  The total remaining payments are due over the next 22 months at a 7.0% annual interest rate.

(6)

On May 4, 2017, we entered into a Ninth Amendment to the Amended and Restated Credit Agreement with Comerica Bank (the “Credit Agreement”). The Credit Agreement is an on-demand line of credit. We had $1.5 million in borrowings outstanding under the Credit Agreement at June 30, 2017 (see Note 11  “Credit Facilities” for further discussion).

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

The qualitative events or circumstances that could affect the fair value of a reporting unit could include economic conditions; industry and market considerations, including competition; increases in raw materials, labor, or other costs; overall financial performance such as negative or declining cash flows; relevant entity-specific events such as changes in management, key personnel, strategy, or customers; sale or disposition of a significant portion of a reporting unit; and regulatory or political developments.  Companies have the option under ASC Topic 350 “Intangibles – Goodwill and Other” to evaluate goodwill based upon these qualitative factors, and if it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, then no further goodwill impairment tests are necessary.  If the qualitative review indicates it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we choose not to perform a qualitative assessment, a two-step quantitative impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any.  During the fourth quarter of fiscal 2017, we completed our goodwill impairment testing by performing a quantitative assessment.

Step 1 is to identify potential impairment by comparing fair value of a reporting unit with its carrying value, including goodwill.  If the fair value is lower than the carrying value, this is an indication of goodwill impairment and Step 2 must be performed.  Under Step 2, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  This analysis requires significant judgment in developing assumptions, such as estimating future cash flows, which is dependent on internal forecasts, estimating the long-term rate of growth for our business, estimating the useful life over which cash flows will occur and calculating our weighted average cost of capital.  The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, foreign currency fluctuations and other factors.  Changes in these estimates and assumptions could materially affect the determination of fair value and could result in goodwill impairment for a reporting unit, negatively impacting our results of operations for the period and financial position.  See Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Goodwill”, included in Item 8 of this Annual Report on Form 10-K.

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

If an event or circumstance indicates that the carrying value of an intangible asset may not be recoverable, we assess the recoverability of the asset by comparing the carrying value of the asset to the sum of the undiscounted future cash flows that the asset is expected to generate over its remaining economic life. If the carrying value exceeds the sum of the undiscounted future cash flows, we compare the fair value of the intangible asset to the carrying value and record an impairment loss for the difference.  We generally estimate the fair value of our intangible assets using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental.  Actual future operating results and remaining economic lives of our intangible assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of our intangible assets in future periods, negatively impacting our financial position and results of operations.  See Note 6 of the Notes to the Consolidated Financial Statements, “Intangibles”, included in Item 8 of this Annual Report on Form 10-K.

Deferred Income Taxes.    Deferred income tax assets and liabilities represent the estimated future income tax effect in each jurisdiction that we operate of temporary differences between the book and tax basis of our assets and liabilities, assuming they will be realized and settled at the amounts reported in our financial statements.  We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized.  This assessment includes consideration of cumulative losses in recent years, the scheduled reversal of temporary taxable differences, projected future taxable income and the impact of tax planning.  We adjust this valuation allowance periodically based upon changes in these considerations.  See Note 16 of the Notes to the Consolidated Financial Statements, “Income Taxes” contained in Item 8 of this Annual Report on Form 10-K.  If actual long-term future taxable income is lower than our estimates, or we revise our initial estimates, we may be required to record material adjustments to our deferred tax assets, resulting in a charge to income in the period of determination and negatively impacting our financial position and results of operations.

Litigation and Other Contingencies.    From time to time, we are subject to certain legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty.  We accrue for estimated losses if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  We use judgment and evaluate, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded.  The outcome of legal proceedings and other contingencies is inherently uncertain and therefore a loss cannot always be reasonably estimated.  Accordingly, if the outcome of legal proceedings and other contingencies is different than we anticipate, we would have to record a charge for the matter, potentially in the full amount at which it was resolved, in the period resolved, negatively impacting our results of operations and financial position for the period.   See Note 12 of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies” contained in Item 8 of this Annual Report on Form 10-K for a discussion of current material claims.

Stock-Based Compensation.  The Company accounts for non-cash stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation".  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the number of share-based awards that are expected to be forfeited.  The estimated forfeiture rate may change from time to time based upon our actual experience.  An increase in the forfeiture rate would require us to reverse a portion of our prior expense for non-cash stock-based compensation, which would positively impact our results of operations.  See Note 15 of the Notes to the Consolidated Financial Statements, “Stock Based Compensation”, included in Item 8 of this Annual Report on Form 10-K.

Market Risk Information

Our primary market risk is related to foreign exchange rates.  The foreign exchange risk is derived from our operations outside the U.S., which are primarily located in Germany, Italy and China.  We may, from time to time, have interest rate risk in connection with the investment of our available cash balances.

Foreign Currency Risk.   We have foreign currency exchange risk in our international operations arising from the time period between sales commitment and delivery for contracts in currencies other than the U.S. Dollar. For sales backlog entered into in currencies other than the U.S. Dollar, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150-day range.  At June 30, 2017, our backlog in currencies other than the U.S. Dollar was approximately 58.5% or $26.3 million, compared to 70.5% or $28.6 million at June 30, 2016.   We are most vulnerable to changes in U.S. Dollar/Euro, U.S. Dollar/Chinese Yuan and U.S. Dollar/Japanese Yen exchange rates.

The potential change in our net income that would result from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. Dollars for our fiscal years ended June 30, 2017, 2016 and 2015, would have been approximately $0.1 million, $0.7 million and $0.1 million, respectively.  This sensitivity analysis assumes there are no changes other than the exchange rates.  This analysis has inherent limitations, including that it disregards the possibility that (i) the exchange rates of multiple foreign currencies may not always move in the same direction or the percentage relative to the value of the U.S. Dollar and (ii) changes in exchange rates may impact the volume of sales.

Interest Rate Risk.   We invest our cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less.  Based on our outstanding credit facilities and invested cash balances at June 30, 2017, a 1% increase in interest rates would have an immaterial impact on our interest expense and a 1% decrease in interest rates would have an immaterial effect on our interest income.  As a result, we do not currently hedge these interest rate exposures.

Uncertainties in Credit Markets.   At June 30, 2017, we hold a long-term investment in preferred stock that is not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Our long-term investment is subject to risk due to a decline in value of the investment.  The investment is currently recorded at $0.7 million after consideration of impairment charges recorded in fiscal 2008 and 2009.

Based on our current business plan, cash and cash equivalents as well as our short-term investments of $5.3 million at June 30, 2017 and our existing unused credit facilities, we do not currently anticipate that the lack of liquidity in this long-term investment will affect our ability to operate or fund our currently anticipated fiscal 2018 cash flow requirements.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – New Accounting Pronouncements” contained in Item 8 of this Annual Report on Form 10-K.

ITEM 8:FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Perceptron, Inc.

Plymouth, Michigan

We have audited the accompanying consolidated balance sheets of Perceptron, Inc. as of June 30, 2017 and 2016 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perceptron, Inc. at June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perceptron, Inc.’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 7, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

September 7, 2017

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amount)

	As of June 30,
	2017	2016

ASSETS

Current Assets
Cash and cash equivalents	$3,704	$6,787
Short-term investments	1,572	1,474
Receivables:
Billed receivables, net of allowance for doubtful accounts	31,776	23,627
of $253 and $269, respectively
Other receivables	167	448
Inventories, net of reserves of $1,918 and $1,608, respectively	11,466	12,172
Short-term deferred income tax asset	438	1,031
Other current assets	1,515	1,170
Total current assets	50,638	46,709

Property and Equipment
Building and land	7,788	7,708
Machinery and equipment	16,414	15,876
Furniture and fixtures	1,054	1,130
Gross property and equipment	25,256	24,714
Less - Accumulated depreciation	(17,879)	(16,788)
Net property and equipment	7,377	7,926

Goodwill	7,793	7,500
Intangible Assets, Net	4,073	5,017
Long-Term Investments	725	770
Deferred Tax Asset	9	-

Total Assets	$70,615	$67,922

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Line of credit and short-term notes payable	$1,705	$200
Accounts payable	8,280	8,801
Accrued liabilities and expenses	3,952	4,391
Accrued compensation	2,600	1,789
Current portion of taxes payable	791	1,029
Short-term deferred income tax liability	752	500
Income taxes payable	477	148
Reserve for restructuring and other charges	1,113	814
Deferred revenue	8,485	7,711
Total current liabilities	28,155	25,383

Long- Term Taxes Payable	969	1,714
Long-Term Deferred Income Tax Liability	871	1,131
Other Long-Term Liabilities	785	1,140

Total Liabilities	$30,780	$29,368

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	$-	$-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,438 and 9,370, respectively	94	94
Accumulated other comprehensive loss	(2,721)	(3,220)
Additional paid-in capital	46,688	45,738
Retained deficit	(4,226)	(4,058)
Total shareholders' equity	39,835	38,554

Total Liabilities and Shareholders' Equity	$70,615	$67,922

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended June 30,
	2017	2016	2015

Net Sales	$77,947	$69,135	$74,405
Cost of Sales	50,178	47,996	46,134
Gross Profit	27,769	21,139	28,271

Operating Expenses
Selling, general and administrative	17,347	20,316	20,397
Engineering, research and development	6,826	7,381	7,911
Severance, impairment and other charges	1,777	2,826	-
Total operating expenses	25,950	30,523	28,308

Operating Income (Loss)	1,819	(9,384)	(37)

Other Income and (Expense)
Interest income (expense), net	(264)	(148)	138
Foreign currency income (loss), net	(333)	144	(1,186)
Other income and (expense), net	40	171	250
Total other income (expense)	(557)	167	(798)

Income (Loss) Before Income Taxes	1,262	(9,217)	(835)

Income Tax (Expense) Benefit	(1,430)	(12,896)	374

Net Loss	$(168)	$(22,113)	$(461)

Net Loss Per Common Share - Basic	$(0.02)	$(2.36)	$(0.05)

Net Loss Per Common Share - Diluted	$(0.02)	$(2.36)	$(0.05)

Weighted Average Common Shares Outstanding
Basic	9,382	9,360	9,252
Dilutive effect of stock options	-	-	-
Diluted	9,382	9,360	9,252

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Years ended June 30,
	2017	2016	2015

Net Loss	$(168)	$(22,113)	$(461)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	499	(849)	(2,944)

Comprehensive Income (Loss)	$331	$(22,962)	$(3,405)

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

	Years Ended June 30,
	2017	2016	2015

Cash Flows from Operating Activities
Net (loss) income	$(168)	$(22,113)	$(461)
Adjustments to reconcile net (loss) income to net cash (used for) provided from operating activities:
Depreciation and amortization	2,194	2,137	1,098
Stock compensation expense	797	649	507
Asset impairment and related inventory write-down	476	858	-
Deferred income taxes	496	12,521	(2,272)
(Gain) loss on disposal of assets	(5)	201	652
Allowance for doubtful accounts	(16)	(128)	3
Changes in assets and liabilities, net of businesses acquired
Receivables	(7,991)	5,496	(7,814)
Inventories	520	(537)	(2,268)
Accounts payable	(586)	1,201	205
Other current assets and liabilities	536	(5,733)	5,424
Net cash (used for) provided from operating activities	(3,747)	(5,448)	(4,926)

Cash Flows from Investing Activities
Acquisition of businesses	-	-	(4,205)
Purchases of short-term investments	(4,371)	(3,353)	(5,787)
Sales of short-term investments	4,290	5,788	11,621
Capital expenditures	(682)	(1,641)	(1,789)
Acquisitions of long-term assets	-	(129)	(861)
Net cash provided from (used for) investing activities	(763)	665	(1,021)

Cash Flows from Financing Activities
Proceeds from (payments to) line of credit and short-term borrowings, net	1,303	(83)	(4,414)
Proceeds from stock plans	157	75	910
Net cash provided from (used for) financing activities	1,460	(8)	(3,504)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(33)	76	(2,117)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,083)	(4,715)	(11,568)
Cash and Cash Equivalents, July 1	6,787	11,502	23,070
Cash and Cash Equivalents, June 30	$3,704	$6,787	$11,502

Non-Cash Investing and Financing Activity:
Debt related to Purchase of Building	$-	$585	$-
Deferred Purchase Price	$-	$-	$555

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$274	$261	$91
Cash paid during the year for income taxes	$555	$1,144	$915

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)

			Accumulated
			Other	Additional	Retained	Total
	Common Stock		Comprehensive	Paid-In	Earnings	Shareholders'
	Shares	Amount	Income (Loss)	Capital	(Deficit)	Equity

Balances, June 30, 2014	9,149	$91	$573	$43,600	$18,516	$62,780

Net loss	-	-	-	-	(461)	(461)
Other comprehensive loss	-	-	(2,944)	-	-	(2,944)
Stock-based compensation	-	-	-	507	-	507
Stock plans	199	2	-	908	-	910

Balances, June 30, 2015	9,348	$93	$(2,371)	$45,015	$18,055	$60,792

Net loss	-	-	-	-	(22,113)	(22,113)
Other comprehensive loss	-	-	(849)	-	-	(849)
Stock-based compensation	-	-	-	649	-	649
Stock plans	22	1	-	74	-	75

Balances, June 30, 2016	9,370	$94	$(3,220)	$45,738	$(4,058)	$38,554

Net loss	-	-	-	-	(168)	(168)
Other comprehensive income	-	-	499	-	-	499
Stock-based compensation	-	-	-	523	-	523
Stock plans	68	-	-	427	-	427

Balances, June 30, 2017	9,438	$94	$(2,721)	$46,688	$(4,226)	$39,835

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.Summary of Significant Accounting Policies

Operations

Perceptron, Inc. (“Perceptron” “we”, “us” or “our”) develops, produces and sells a comprehensive range of automated industrial metrology products and solutions to manufacturers for dimensional gauging, dimensional inspection and 3D scanning products.  Our products provide solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement, scanning and inspection applications. We also offer value added services such as training and customer support services.

Basis of Presentation and Principles of Consolidation

The Consolidated Financial Statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  Our Consolidated Financial Statements include the accounts of Perceptron and our wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Options to purchase 119,000, 194,000 and 181,000 shares of common stock, for the fiscal years ended June 30, 2017, 2016 and 2015, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.  Fair value approximates carrying value because of the short maturity of the cash equivalents.  At June 30, 2017, we had $3,704,000  in cash and cash equivalents of which $3,490,000 was held in foreign bank accounts.  We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.

Accounts Receivable and Concentration of Credit Risk

We market and sell our products principally to automotive manufacturers, line builders, system integrators, original equipment manufacturers and value-added resellers.  Our accounts receivable are principally from a small number of large customers.  We perform ongoing credit evaluations of our customers.  Accounts receivable are generally due within 30 to 60 days and are stated at amounts due from customers, net of an allowance for doubtful accounts.  Accounts receivable outstanding longer than the contractual payment terms are considered past due.  We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay their outstanding balance due to us and the condition of the general economy and that industry as a whole.  We write-off accounts receivable when they become uncollectible; payments subsequently received on such receivables are included in the allowance for doubtful accounts.

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

Financial Instruments

The carrying amounts of our financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and amounts due to banks or other lenders, approximate their fair values at June 30, 2017 and 2016.  See “Short-Term and Long-Term Investments” for a discussion of our investments.  Fair values have been determined through information obtained from market sources and management estimates.

We follow the provisions of ASC 820, “Fair Value Measurements and Disclosures” for all financial assets and liabilities as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  ASC 820 defines fair value, establishes a framework for measuring fair value and required specific disclosures about fair value measurements.  Our financial instruments include investments classified as available for sale, mutual funds, fixed deposits and certificate of deposits at June 30, 2017.

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

Property and Equipment

Property and equipment are recorded at historical cost.  Depreciation related to machinery and equipment and furniture and fixtures is primarily computed on a straight-line basis over estimated useful lives ranging from 3 to 15 years.  Depreciation on buildings is computed on a straight-line basis over 40 years.  Depreciation on building improvements is computed on a straight-line basis over estimated useful lives ranging from 10 to 15 years.  Our depreciation expense for the years ended June 30, 2017, 2016, and 2015 was $1,121,000,  $1,016,000, and $770,000, respectively.

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

The qualitative events or circumstances that could affect the fair value of a reporting unit could include economic conditions; industry and market considerations, including competition; increases in raw materials, labor, or other costs; overall financial performance such as negative or declining cash flows; relevant entity-specific events such as changes in management, key personnel, strategy, or customers; sale or disposition of a significant portion of a reporting unit and regulatory or political developments.  Companies have the option under ASC Topic 350 “Intangibles – Goodwill and Other” to evaluate goodwill based upon these qualitative factors, and if it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, then no further goodwill impairment tests are necessary.  If the qualitative review indicates it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we choose not to perform a qualitative assessment, a two-step quantitative impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any.  During the fourth quarter of fiscal 2017, we completed our goodwill impairment testing by performing a quantitative assessment.

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

During the fourth quarter of fiscal year 2017, we completed Step 1 of our goodwill impairment testing.  Based on the results of this test, the fair value of our tested reporting unit exceeded our carrying value by 26%.  As a result, no impairment loss was recognized.

Goodwill is recorded on the local books of Coord3 and NMS and foreign currency effects will impact the balance of goodwill in future periods.  As of June 30, 2017,  and 2016, our goodwill balance is $7,793,000 and $7,500,000, respectively, with the increase due to the differences in foreign currency rates at June 30, 2016 compared to June 30, 2017.

Intangibles

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and the effects of operating losses and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or future deductibility is uncertain (see Note 16 “Income Taxes” for further discussion).

Warranty

Our In-Line and Near-Line Measurement Solutions generally carry a one to three-year warranty for parts and a one-year warranty for labor and travel related to warranty.  Product sales to the forest products industry carry a three-year warranty for TriCam® sensors.  Sales of ScanWorks® have a one-year warranty for parts.  Sales of WheelWorks® products have a two-year warranty for parts.  We provide a reserve for warranty based on our experience and knowledge.  Our Off-Line Measurement Solutions generally carry a twelve-month warranty after the machine passes the acceptance test or a fifteen-month warranty from the date of shipment, whichever date comes first, on parts only.

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

Self–Insurance

In the U.S. we were self-insured for health and vision costs up to a certain stop-loss level per claim and on an aggregate basis of a percentage of estimated annual costs until December 31, 2016.  Starting January 1, 2017, we went to a fully-insured model for health and vision coverages we offer our U.S employees.  We are currently self-insured for any short-term disability claims we may have outstanding.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In March 2016, the FASB issued the final guidance to clarify the principal versus agent guidance (i.e., whether an entity should report revenue gross or net).  In April 2016, the FASB issued final guidance to clarify identifying performance obligation and the licensing implementation guidance.  In May 2016, FASB updated the guidance in ASU No. 2014-09, which updated implementation of certain narrow topics within ASU 2014-09.  Finally, in December 2016, the FASB issued several technical corrections and improvements, which clarify the previously issued standards and corrected unintended application of previous guidance.  These standards (collectively “ASC 606”) will be effective for annual periods beginning after December 15, 2017 (as amended in August 2015, by ASU 2015-14, Deferral of the Effective Date), and interim periods therein, using either of the following transition methods:  (i) a full retrospective approach reflecting the applications of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We have commenced a detailed analysis of our contracts under ASC 606 and expect to decide which transition method we will utilize to adopt ASC 606 by the end of our second quarter of fiscal 2018.  Based on our preliminary analyses, we expect changes in timing of revenue recognition related to several of our performance obligations; in general, we believe we will be recognizing revenue more quickly than under current revenue recognition guidance.  Furthermore, we believe that our Consolidated Balance Sheet will be impacted as we identify Contract Assets and Contract Liabilities.  We do not expect a change to the level of disaggregation for our disclosures, although we do expect to provide additional detail about the timing of revenue recognition for several of our performance obligations and about our Contract Assets and Contract Liabilities.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted.  Due to the fact our US Federal Deferred Taxes have a full Valuation Allowance, ASU 2016-09 is not expected to have a significant impact on our consolidated financial statements.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU 2017-01 is effective for Perceptron on July 1, 2018 and is not expected to have a significant impact on our consolidated financial statements or disclosures.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350) (ASU 2017-04), which simplifies the Test for Goodwill Impairment. No. 2017-04 is effective for annual reporting periods beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of the adoption of ASU 2017-04 on our consolidated financial statements and disclosures.

In February 2017, the FASB issued Accounting Standards Update No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (ASU 2017-05), which clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of Accounting Standards Update No. 2014-09, provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers.  ASU 2017-05 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period with early application permitted only as of annual reporting periods beginning after December 15, 2016. We do not expect ASU 2017-05 to have a significant impact on our consolidated financial statements or disclosures.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09), which provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We do not expect ASU 2017-09 to have a significant impact on our consolidated financial statements or disclosures.

2.Acquisitions

In accordance with ASC Topic 805, “Business Combinations”, we account for acquisitions by applying the acquisition method of accounting.  The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.

The acquisitions of NMS and Coord3 have been accounted for as business combinations.  In October 2016, we finalized a settlement with the previous owner of Coord3, who was terminated in connection with the financial improvement plan announced in the third quarter of fiscal 2016.  This settlement resolved all open claims between the parties related to our acquisitions of NMS and Coord3, as well as his claims for severance payments.

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

The total consideration payable in the acquisition of NMS was €2,150,000 (equivalent to approximately $2,445,000).  We paid €1,800,000 (equivalent to approximately $2,050,000) on January 29, 2015, €250,000 (equivalent to approximately $282,000) on February 27, 2015 and €100,000 (equivalent to approximately $113,000) on February 1, 2016.

Coord3

On February 27, 2015, we acquired 100% of the outstanding share capital of Coord3, a subsidiary of Coord3 Industries s.r.l. Coord3 is an Italian-based supplier of a full range of CMM with a global customer base.  By combining the full range of Coord3's CMM with our laser scanners and NMS’s CMM operating software, we are able to offer a price competitive, fully integrated scanning CMM solutions’ worldwide.

The total consideration paid in the acquisition of Coord3 was €1,759,200 (equivalent to approximately $2,007,000).  We paid €1,659,200 (equivalent to approximately $1,893,000) on February 27, 2015 and in October 2016, we finalized a settlement with the previous owner, who was terminated in connection with the financial improvement plan announced in the third quarter of fiscal 2016.  As part of the settlement, we agreed to a final cash payment of €100,000 (equivalent to approximately $114,000),  and wrote off receivables due from an entity under his control which resolved all open claims between the parties related to our acquisitions of NMS and Coord3, as well as his claims for severance payments.

We acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

Other long-term liabilities include $614,000 of long-term contractual and statutory severance liabilities acquired as part of the purchase of Coord3 that represent amounts that will be payable to employees upon termination of employment.

Pro forma Information

The following unaudited pro forma information for our fiscal year 2015 is based on the assumption that the acquisitions of NMS and Coord3 occurred on July 1, 2014, respectively (in thousands, except per share amounts):

2015
Revenue	$84,091
Net Income (Loss)	$(470)

Income (Loss) Per Common Share
Basic	$(0.05)
Diluted	$(0.05)

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

3.Information About Major Customers

Our sales efforts for in-line and near-line products are led by account teams that focus on automotive OEMs. These products are typically purchased for installation in connection with retooling programs undertaken by these companies.  Because sales are dependent on the timing of customers’ retooling programs, sales by customer vary significantly from year to year, as do our largest customers.

For the fiscal years 2017, 2016 and 2015, approximately 36%,  34% and 40%, respectively, of our “Net Sales” on our consolidated statements of operations were derived from sales directly to our four largest automotive end-user customers.  We also sell to manufacturing line builders, system integrators or assembly equipment manufacturers, who in turn sell to our automotive customers.  For the fiscal years 2017, 2016 and 2015, approximately 11%,  8% and 10%, respectively, of net sales were to manufacturing line builders, system integrators and original equipment manufacturers for the benefit of the same four largest automotive end user customers in each respective year.  During the fiscal years ended June 30, 2017, 2016 and 2015, direct sales to Volkswagen Group accounted for approximately 16%,  17% and 20%, respectively of our total net sales and General Motors Company accounted for approximately 14%,  12% and 12%, respectively of our total net sales.

4.           Allowance for Doubtful Accounts

Changes in our allowance for doubtful accounts are as follows (in thousands):

	Beginning	Costs and		Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2017	$269	$22	$(38)	$253
Fiscal year ended June 30, 2016	$214	$137	$(82)	$269
Fiscal year ended June 30, 2015	$146	$36	$32	$214

5.           Inventory

Inventory, net of reserves of $1,918,000 and $1,608,000 at June 30, 2017 and June 30, 2016, respectively, is comprised of the following (in thousands):

	At June 30,
	2017	2016
Component parts	$4,445	$5,054
Work in process	3,864	3,461
Finished goods	3,157	3,657
Total	$11,466	$12,172

Changes in our reserve for obsolescence is as follows (in thousands):

	Beginning	Costs and		Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2017	$1,608	$375	$(65)	$1,918
Fiscal year ended June 30, 2016	$1,436	$465	$(293)	$1,608
Fiscal year ended June 30, 2015	$1,185	$44	$207	$1,436

6.           Intangibles

Our intangible assets as of June 30, 2017 and 2016 are as follows (in thousands):

	June 30,		June 30,	June 30,		June 30,
	2017		2017	2016		2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/Distributor Relationships	$3,263	$(1,524)	$1,739	$3,170	$(847)	$2,323
Trade Name	2,533	(591)	1,942	2,461	(328)	2,133
Software	677	(312)	365	676	(181)	495
Other	121	(94)	27	118	(52)	66
Total	$6,594	$(2,521)	$4,073	$6,425	$(1,408)	$5,017

Amortization expense for the fiscal years ended June 30, 2017, 2016 and 2015 was $1,073,000,  $1,121,000 and $328,000, respectively.  The change in the gross carrying value of $169,000 is due to changes in foreign currency rates from June 30, 2016 to June 30, 2017. During the third quarter of fiscal 2016, we determined that one of our product lines was not viable in the market.  As a result of this determination, the unamortized software development costs associated with this product line was written off in the amount of $694,000 and included in “Severance, Impairment and Other Charges” on our Consolidated Statement of Operations (see Note 10 for further discussion).

The estimated amortization of the remaining intangible assets by year is as follows (in thousands):

Years Ending June 30,	Amount
2018	1,107
2019	1,096
2020	688
2021	253
2022	253
after 2022	676
$4,073

Collectively, the weighted average amortization period of intangible assets subject to amortization is approximately 3.7 years.  The intangible assets are amortized over the period of economic benefit or on a straight line basis.

7.           Short-Term and Long-Term Investments

As of June 30, 2017 and 2016, we held short-term restricted cash and at June 30, 2016 we also held long-term bank guarantees.  The restricted cash and guarantees provide financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income. As of June 30, 2017 and June 30, 2016 we had short-term bank guarantees of $239,000 and $77,000 respectively, and long-term bank guarantees of zero and $45,000 respectively.

At June 30, 2017, we held a long-term investment in preferred stock that is not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal 2008 and 2009.  We estimated that the fair market value of this investment at June 30, 2017 exceeded $725,000 based on an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs, (i) the underlying structure of the security; (ii) the present value of the future principal discounted at rates considered to reflect current market conditions; and (iii) the time horizon that the market value of the security could return to its cost and be sold. Under ASC 820, “Fair Value Measurements”, such valuation assumptions are defined as Level 3 inputs.

The following table presents our Short-Term and Long-Term Investments by category at June 30, 2017 and 2016 (in thousands):

	June 30, 2017
Short-Term Investments	Cost	Fair Value or Carrying Value
Restricted Cash	$239	$239
Mutual Funds	-	-
Time/Fixed Deposits	1,333	1,333
Total Short-Term Investments	$1,572	$1,572

Long-Term Investments
Time Deposits	$-	$-
Preferred Stock	3,700	725
Total Long-Term Investments	$3,700	$725

Total Investments	$5,272	$2,297

	June 30, 2016
Short-Term Investments	Cost	Fair Value or Carrying Value
Restricted Cash	$77	$77
Mutual Funds	29	29
Time/Fixed Deposits	1,368	1,368
Total Short-Term Investments	$1,474	$1,474

Long-Term Investments
Time Deposits	$45	$45
Preferred Stock	3,700	725
Total Long-Term Investments	$3,745	$770

Total Investments	$5,219	$2,244

8.           Financial Instruments

The following table presents our investments at June 30, 2017 and 2016 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820 (in thousands):

Description	June 30, 2017	Level 1	Level 2	Level 3
Mutual funds	$-	$-	$-	$-
Time/Fixed Deposits and Bank Guarantees	1,572	-	1,572	-
Preferred Stock	725	-	-	725
Total	$2,297	$-	$1,572	$725

Description	June 30, 2016	Level 1	Level 2	Level 3
Mutual funds	$29	$29	$-	$-
Time/Fixed Deposits and Bank Guarantees	1,490	-	1,490	-
Preferred Stock	725	-	-	725
Total	$2,244	$29	$1,490	$725

During fiscal years 2017 and 2016, we did not record any other-than-temporary impairments on our financial assets required to be measured on a recurring basis.

9.           Warranties

Changes to our warranty reserve is as follows (in thousands):

	Beginning	Current Year	Settlements Claims	Effect of Foreign	Ending
	Balance	Accruals	(in cash or in kind)	Currency	Balance
Fiscal year ended June 30, 2017	$370	$631	$(453)	$-	$548
Fiscal year ended June 30, 2016	$192	$451	$(272)	$(1)	$370
Fiscal year ended June 30, 2015	$87	$292	$(185)	$(2)	$192

10.Severance, Impairment and Other Charges

During the third quarter of fiscal 2016, we announced a financial improvement plan that resulted in a reduction in global headcount of approximately 11%.  This plan was implemented to re-align our fixed costs with our near-to mid-term expectations for our business.  In addition, during the first quarter of fiscal 2017, we decided to terminate production and marketing of a specific product line due to limitations in its design.  As a result of this decision, we have written off $307,000, net related to inventory and impaired certain customer receivable balances in the amount of $169,000. Total pre-tax cash and non-cash charges related to the original restructuring plan as well as the additional charges from the terminated product line are expected to be up to $4.0 million; as of June 30, 2017, we have incurred $3,603,000.

In July 2017, we announced that we had entered into an agreement to settle the civil suit that was filed by 3CEMS, a Cayman Island and People’s Republic of China corporation, in January 2015 (see Note 12 ‘Commitments and Contingencies – Legal Proceedings’ for further discussion).  The settlement of $1,000,000 has been recorded as a liability at June 30, 2017.

The charges recorded as Severance, Impairment and Other Charges are as follows (in thousands):

	Fiscal Year ended June 30, 2017	Fiscal Year ended June 30, 2016
Severance and Related Costs	$301	$1,968
Legal Settlement	1,000	-
Impairment	169	694
Inventory Write-Off	307	164
Total	$1,777	$2,826

Severance expense for the fiscal year ended June 30, 2017 was associated with adjustments at our U.S. location  (increase of $312,000), our China location (increase of $82,000)  and our German location  (decrease of $93,000), primarily as we reached final settlements related to several individuals impacted by the reduction in force.

Severance expense for the fiscal year ended June 30, 2016 was associated with a reduction in force at our U.S. location  ($1,395,000), our German location ($472,000)  and our China location  ($101,000), We also recorded an impairment charge of previously capitalized software and wrote-off inventory in the amount of $858,000 related to a product line that was discontinued in the third quarter of fiscal 2016.

The following table reconciles the activity for the Reserve for Restructuring and Other Charges (in thousands):

	2017	2016
Balance at June 30	$814	$-
Accruals - Severance Related	301	1,968
Accruals - Legal Settlement	1,000	-
Payments	(1,002)	(1,154)
Balance at June 30	$1,113	$814

The remaining accrued balance at June 30, 2017 mainly includes payments to be made related to our legal settlement with 3CEMS, which is expected to be paid out over the next ten months and the U.S. and China reduction in force, which is expected to be paid within the next fiscal year.

11.Credit Facilities

We had approximately $1,705,000 in our line of credit and short-term notes payable outstanding at June 30, 2017 and $200,000 in short-term notes payable outstanding at June 30, 2016.  In addition, we had approximately $171,000 of long-term debt outstanding at June 30, 2017 and $365,000 of long-term debt outstanding at June 30, 2016, which is included in “Other Long-Term Liabilities” on our Consolidated Balance Sheet.

On May 4, 2017, we entered into a Ninth Amendment to the Amended and Restated Credit Agreement with Comerica Bank (the “Credit Agreement”).  The Credit Agreement is an on-demand line of credit. The Credit Agreement is cancelable at any time by either Perceptron or Comerica and any amounts outstanding would be immediately due and payable.  The maximum permitted borrowings are $6.0 million.  The borrowing base is equal to the lesser of (i) $6.0 million or (ii) the sum of 80% of eligible accounts, plus the lesser of 50% of eligible inventory or $2.5 million.   At June 30, 2017, our additional available borrowing under this facility was approximately $4.5 million.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all of our assets held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  We are required to maintain a Tangible Net Worth of at least $29.0 million.  We were in compliance with this Tangible Net Worth covenant at June 30, 2017, however, in August 2017, Comerica provided us a covenant waiver allowing us to complete an internal recapitalization transaction.  We are not allowed to pay cash dividends under the Credit Agreement.  We are also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year.  We had $1,500,000 and zero in borrowings outstanding under the Credit Agreement at June 30, 2017 and 2016, respectively.

At June 30, 2017, our German subsidiary (“Perceptron GmbH”) had an unsecured credit facility totaling €350,000 (equivalent to approximately $388,000).  The facility allows €100,000 to be used to finance working capital needs and equipment purchases or capital leases. The facility allows up to €250,000 to be used for providing bank guarantees.  The interest rate on any borrowings for working capital needs is     3.73%.  Amounts exceeding €100,000 will bear interest at 6.63%.  Any outstanding bank guarantees bear a  2.0% interest rate.  The Perceptron GmbH credit facility is cancelable at any time by either Perceptron GmbH or the bank and any amounts then outstanding would become immediately due and payable.  At June 30, 2017 and 2016,  Perceptron GmbH had no borrowings or bank guarantees outstanding.  This credit facility was cancelled in the first quarter of fiscal 2018 at the request of the lender.

During the third quarter of fiscal 2016, our Italian subsidiary, Coord3, exercised an option to purchase their current manufacturing facility.  The total remaining principal payments of €330,000 (equivalent to approximately $376,000) payable over the following 22 months at a 7.0% annual interest rate are recorded in “Short-term notes payable” and “Other Long-Term Liabilities” on our Consolidated Balance Sheet at June 30, 2017.

Our Brazilian subsidiary (“Brazil”) has several credit lines and overdraft facilities with their current local bank.  Brazil can borrow a total of B$190,000 (equivalent to approximately $58,000).  The Brazil facilities are cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rates for these facilities range from 5.14% to 12.85%.  We had no borrowings under these facilities at June 30, 2017 and 2016, respectively.

12.            Commitments and Contingencies

Leases

We lease building space, office equipment and motor vehicles under operating leases.  Lease terms generally cover periods from two to five years and may contain renewal options. The following is a summary, as of June 30, 2017, of the future minimum annual lease payments required under our operating leases having initial or remaining non-cancelable terms in excess of one year (in thousands):

Years Ending June 30,	Minimum Rentals
2018	$915
2019	318
2020	40
2021	2
2022 and beyond	-
$1,275

Rental expenses for operating leases in the fiscal years ended June 30, 2017, 2016 and 2015 were $943,000, $1,097,000 and $1,007,000, respectively.

Legal Proceedings

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

We were a party to a civil suit filed by 3CEMS, a Cayman Islands and People’s Republic of China corporation, in the U.S. District Court for the Eastern District of Michigan and served on us on or about January 7, 2015.  The suit alleged that we breached our contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for our discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders based upon instructions they claimed to have received from us.  The suit alleged damages of not less than $4.0 million.  In July 2017, we entered into an agreement with 3CEMS to settle this suit.  As part of the settlement, we agreed to pay 3CEMS $1,000,000 in four equal payments of $250,000 each over a period of ten months beginning in August 2017 (see Note 10 ‘Severance, Impairment and Other Charges’ for further discussion).

In May 2017, a judge in a trade secrets case brought by Perceptron granted the defendants’ motions for summary disposition.  The defendants have filed motions requesting recovery of their attorney fees in the amount of approximately $800,000, with a hearing scheduled for mid-September 2017.  We are appealing the court’s decision to grant summary disposition and intend to vigorously defend against the defendants’ motion to recover fees.  Because of the inherent uncertainty of litigation and claims such as this, we are unable to reasonably estimate a possible loss or range of loss related to the motion to recover fees.

As part of routine evaluation procedures, we identified a potential concern regarding the employment status and withholding for several individuals in one of our foreign jurisdictions.  During fiscal 2015, we estimated a range of the potential financial liability related to this matter of €486,000 to €1 million.  We were not able to reasonably estimate the amount within this range that we would be required to pay for this matter.  As a result, in fiscal 2015, we recorded a reserve of €486,000 (equivalent to approximately $522,000) representing the minimum amount we estimated would be paid.  In the fourth quarter of fiscal 2016, we received the final notice regarding this issue, and as a result, we recorded an additional expense of €227,000 (equivalent to approximately $244,000).  During fiscal 2017, we paid €112,000 (equivalent to approximately $128,000).  We currently expect to remit the remaining funds due of €115,000 (equivalent to approximately $131,000) by the end of our fiscal 2018.

13.  401(k) Plan

We have a 401(k) tax deferred savings plan that covers all eligible employees based in the U.S.  As part of our financial improvement plan announced in the third quarter of fiscal 2016, we ceased making discretionary contributions at that time.  In December 2016, we reinstated discretionary contributions which we expect to continue into our fiscal year 2018. Our contribution during fiscal years 2017, 2016 and 2015 were $171,000,  $385,000 and $640,000, respectively.

14.Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan for all U.S.-based employees meeting certain eligibility criteria.  Under the Plan, eligible employees may purchase shares of our common stock at 85% of the market value at the beginning of a six-month election period.  Purchases are limited to 10% of an employee's eligible compensation and the shares purchased are restricted from being sold for one year from the purchase date.  At June 30, 2017,  129,552 shares remained available under the Plan.

Activity under this Plan is shown in the following table (in thousands, except per share amount):

	Purchase Period Ended
	June 30,
	2017	2016	2015
Non-cash stock based compensation expense	$4	$19	$14
Common shares purchased	4	2	3
Average purchase price per share	$3.86	$8.50	$10.67

15.  Stock Based Compensation

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

Stock Options

Options outstanding under the 2004 Plan generally become exercisable at 25% or 33 1/3 % per year beginning one year after the date of grant and expire ten years after the date of grant.  Option prices from options granted under this plan must not be less than fair market value of our stock on the date of grant.  We use the Black-Scholes model for determining stock option valuations.  The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values.  The expected term of option exercises is derived from historical data regarding employee exercises and post-vesting employment termination behavior.  The risk-free rate of return is based on published U.S. Treasury rates in effect for the corresponding expected term.  The expected volatility is based on historical volatility of our stock price.  These factors could change in the future, which would affect the stock-based compensation expense in future periods.

We recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $374,000, $428,000 and $298,000 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. As of June 30, 2017, the total remaining unrecognized compensation cost related to non-vested stock-based compensation amounted to $556,000.  We expect to recognize this cost over a weighted average vesting period of 2.0 years.

We received $141,000 in cash from option exercises under all stock option payment arrangements for the twelve months ended June 30, 2017.  The actual tax benefit realized related to tax deductions for non-qualified options exercised and disqualifying dispositions under all stock option payment arrangements totaled approximately $20,000 for fiscal 2017.

Activity under these Plans is shown in the following tables:

	Fiscal Year 2017			Fiscal Year 2016
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value (1)		Exercise	Value (1)
Shares subject to option	Shares	Price	($000)	Shares	Price	($000)

Outstanding at beginning of period	635,158	$7.53		658,641	$8.53
New Grants (based on fair value
of common stock at dates of grant)	166,500	$6.63		511,197	$7.35
Exercised	(28,916)	$4.89		(9,748)	$5.92
Expired	(115,635)	$8.28		(123,833)	$9.08
Forfeited	(34,471)	$7.69		(401,099)	$8.48

Outstanding at end of period	622,636	$7.26	$279	635,158	$7.53	$54
Exercisable at end of period	336,022	$7.50	$279	329,210	$7.78	$54

	Fiscal Year 2015
		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value (1)
Shares subject to option	Shares	Price	($000)

Outstanding at beginning of period	765,486	$8.09
New Grants (based on fair value
of common stock at dates of grant)	114,000	$10.01
Exercised	(135,635)	$6.29
Expired	(21,260)	$11.48
Forfeited	(63,950)	$9.70

Outstanding at end of period	658,641	$8.53	$1,438
Exercisable at end of period	356,966	$7.94	$1,015

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.  The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2017, 2016 and 2015, were $58,000,  $24,000 and $641,000, respectively.  The total fair value of shares vested during the fiscal years ended June 30, 2017, 2016 and 2015, were $409,000,  $323,000 and $295,000, respectively.

The estimated fair value as of the date options were granted during the periods presented using the Black-Scholes option-pricing model, was as follows:

	2017	2016	2015
Weighted average estimated fair value per
share of options granted during the period	$3.02	$2.94	$4.04
Assumptions:
Dividend yield	-	-	-
Common stock price volatility	48.25%	45.43%	46.85%
Risk free rate of return	1.81%	1.55%	1.62%
Expected option term (in years)	5.5	5.7	5.8

The following table summarizes information about stock options at June 30, 2017:

			Options Outstanding			Options Exercisable
				Weighted	Weighted		Weighted
				Average	Average		Average
				Remaining	Exercise		Exercise
Range of Exercise Prices			Shares	Contractual Life	Price	Shares	Price

$2.80	to	$4.87	40,400	5.21	$3.95	27,067	$3.50
5.70	to	8.81	505,136	7.41	$6.93	242,130	$6.94
8.94	to	14.01	77,100	3.53	$11.18	66,825	$11.17
$2.80	to	$14.01	622,636	6.79	$7.26	336,022	$7.50

Restricted Shares

The Company’s restricted stock and restricted stock units under the 2004 Plan generally have been awarded by three methods as follows:

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

The grant date fair value associated with the restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of our Common Stock on the grant date authorized by our Board of Directors, multiplied by the number of restricted stock awards expected to be issued and vested and is amortized over the combined performance and service periods. The non-cash stock-based compensation expense recorded for restricted stock awards for the fiscal years ended June 30, 2017, 2016 and 2015 was $145,000,  $221,000 and $209,000, respectively.  As of June 30, 2017, the total remaining unrecognized compensation cost related to restricted stock awards amounted to $31,000.  We expect to recognize this cost over a weighted average vesting period of 0.3 years.

A summary of the status of restricted shares issued at June 30, 2017 is presented in the table below:

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2016	41,141	$7.82
Granted	-	-
Vested	(28,398)	7.66
Forfeited or expired	(967)	9.20
Nonvested at June 30, 2017	11,776	$8.08

Board of Directors Fees

Our Board of Directors’ fees are typically payable in cash on September 1, December 1, March 1, and June 1 of each fiscal year; however, under our 2004 Plan each director can elect to receive our stock in lieu of cash on a calendar year election. Each of our Directors has elected stock for the calendar year 2017.  On each payment date, we determine the number of shares of Common Stock each Director has earned by dividing their earned fees by the closing market price of our Common Stock on that date.  During fiscal year 2017, we issued 35,290 shares and recorded expense of $363,000 to our Directors for their fees.

Available Shares

At June 30, 2017, the 2004 Plan had 607,952 shares available for future grants.

16.Income Taxes

Income (loss) from our operations before income taxes for U.S. and foreign operations was as follows (in thousands):

	2017	2016	2015
U.S.	$(732)	$(5,828)	$(2,668)
Foreign	1,994	(3,389)	1,833
Total	$1,262	$(9,217)	$(835)

The income tax (provision) benefit reflected in the statement of income consists of the following (in thousands):

	2017	2016	2015
Current (provision) benefit:
U.S. Federal, State & Other	$(127)	$(116)	$(19)
Foreign	(727)	(185)	204
Deferred taxes
U.S.	-	(11,349)	1,051
Foreign	(576)	(1,246)	(862)
Total (provision) benefit	$(1,430)	$(12,896)	$374

The components of deferred taxes were as follows (in thousands):

	2017	2016	2015

Benefit of net operating losses	$8,787	$9,268	$8,582
Tax credit carry-forwards	5,284	5,451	5,006
Deferred revenue	2,073	1,434	1,665
Impaired investment	1,054	1,060	1,012
Property and intangible assets	187	242	-
Other	2,161	3,029	574
Deferred tax asset	19,546	20,484	16,839
Valuation allowance	(19,099)	(19,453)	(3,104)
Total deferred tax assets	447	1,031	13,735
Deferred tax liabilities - basis difference and amortization	(1,623)	(1,631)	(1,798)
Net deferred taxes	$(1,176)	$(600)	$11,937

Rate Reconciliation:
Provision at U.S. statutory rate	34.0%	34.0%	34.0%
Net effect of taxes on foreign activities	49.5%	(5.9%)	(4.2%)
Tax effect of U.S. permanent differences	14.7%	2.6%	21.8%
State taxes and other, net	4.9%	(1.5%)	(0.4%)
Stock based compensation	56.9%	0.0%	(0.6%)
Other	(1.3%)	3.8%	(5.9%)
Valuation allowance	(45.6%)	(172.9%)	0.0%
Effective tax rate	113.1%	(139.9%)	44.7%

The amount of earnings retained for use by our foreign subsidiaries for which no tax provision has been made amounted to approximately $18.8 million as of June 30, 2017.  We may be subject to U.S. income taxes and foreign withholding taxes if these earnings are distributed in the future.  It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings.  At June 30, 2017, we had net operating loss carry-forwards for U.S. federal income tax purposes of $28.2 million that expire in the years 2022 through 2036 and tax credit carry-forwards of $5.3 million of which $5.0 million expire in the years 2018 through 2036.  Included in the U.S. federal net operating loss carry-forward is $8.3 million from the exercise of employee stock options, the tax benefit of which has not recognized.  Upon adoption of ASU 2016-09 on July 1, 2017, we expect to record a deferred tax asset for the tax effect of these net operating losses along with a corresponding increase in a valuation allowance.

Our deferred tax assets are substantially represented by the tax benefit of U.S. net operating losses “(NOL’s”), tax credit carry-forwards and the tax benefit of future deductions represented by timing differences for deferred revenue, inventory obsolescence, allowances for bad debts, warranty expenses and unrealized losses on investments.  We assess the realizability of the NOL’s and tax credit carry-forwards based on a number of factors including our net operating history, the volatility of our earnings, our accuracy of forecasted earnings for future periods and the general business climate at the end of fiscal 2017.  As of June 30, 2016, we had been in a three-year cumulative loss position in the U.S., therefore, at this time, we determined that it was not more likely than not that any of our U.S. deferred tax assets would be realized as benefits in the future.  Accordingly, we established a full valuation allowance against our U.S. net deferred tax assets as of June 30, 2016 and this valuation allowance remains at June 30, 2017.  Additionally during fiscal year 2016 and 2017,  we established full valuation allowances against our Germany, Japan, Singapore and Brazil net deferred tax assets for similar reasons.  The net change in the total valuation allowance for the fiscal years ended June 30, 2017, 2016 and 2015 was ($354,000), $16,349,000, and $0, respectively.  We also have a deferred tax liability related to the basis difference in the Coord3 intangible assets acquired.

On June 30, 2017 and 2016, we had $120,000 and $251,000 of unrecognized tax benefits that would affect the effective tax rate if recognized. Our policy is to classify interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively.  As of June 30, 2017, there was no accrued interest or penalties related to uncertain tax positions recorded on our Consolidated Balance Sheets or Consolidated Statements of Operations.  For U.S. federal income tax purposes, the tax years 2014 through 2017 remain open to examination by government tax authorities.  For German income tax purposes, tax years 2013 through 2017 remain open to examination by government tax authorities.  At June 30, 2017, our China location has no tax years open to examination.

The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

2017
Balance, at June 30, 2016	$251
Increases for tax positions related to the current year	-
Decreases for tax positions related to the prior year	(131)
Balance, at June 30, 2017	$120

17.Segment and Geographic Information

We manage our business under three operating segments: Americas, Europe and Asia.  All of our operating segments rely on our core technologies and sell the same products primarily in the global automotive industry.  The segments also possess similar economic characteristics, resulting in similar long-term expected financial performance.  In addition, we sell to the same customers in all of our operating segments.  Accordingly, our operating segments are aggregated into one reportable segment.

We account for geographic sales based on the country from which the sale is invoiced rather than the country to which the product is shipped.  We operate in three geographic areas: The Americas (substantially all of which is the United States, with less than 10% from net sales in Brazil), Europe and Asia. Sales by our geographical regions are as follows (in thousands):

Geographical Regions	Americas	Europe (1)	Asia (2)	Consolidated

Twelve months ended June 30, 2017
Net sales	$30,311	$32,139	$15,497	$77,947
Long-lived assets, net	6,202	1,638	262	8,102

Twelve months ended June 30, 2016
Net sales	$22,523	$31,087	$15,525	$69,135
Long-lived assets, net	6,607	1,696	393	8,696

Twelve months ended June 30, 2015
Net sales	$28,434	$29,636	$16,335	$74,405
Long-lived assets, net	6,532	797	338	7,667

(1)  Our German subsidiary had net external sales of $21.8 million, $19.7 million and $24.0 million in the fiscal years ended June 30, 2017, 2016 and 2015, respectively.  Long-lived assets of our German subsidiary were $285,000,  $395,000 and $320,000 as of June 30, 2017, 2016 and 2015, respectively. Our Italian subsidiary had net external sales of $10.3 million, $11.4 million, and $5.6 in the fiscal years ended June 30, 2017, 2016 and 2015, respectively.  Long-lived assets of our Italian subsidiary were $1,245,000,  $1,201,000 and $438,000 as of June 30, 2017, 2016 and 2015, respectively.

(2)Our Chinese subsidiary had net external sales of $11.5 million,  $11.8 million and $12.3 million in the fiscal years ended June 30, 2017, 2016 and 2015, respectively.  Long-lived assets of our Chinese subsidiary were $165,000, $295,000 and $195,000 as of June 30, 2017, 2016 and 2015, respectively.

We have three major product lines: Measurement Solutions, 3D Scanning Solutions and Value Added Services.  Sales by our product lines are as follows (in thousands):

	Fiscal Year Ended, June 30,
Product Lines	2017	2016	2015

Measurement Solutions	$69,731	$62,268	$66,250
3D Scanning Solutions	5,490	3,936	5,074
Value Added Service	2,726	2,931	3,081
Total Net sales	$77,947	$69,135	$74,405

18.Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the fiscal years ended June 30, 2017 and 2016 are as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal Year 2017	9/30/2016	12/31/2016	3/31/2017	6/30/2017
Net sales	$17,520	$21,751	$16,325	$22,351
Gross profit	4,574	9,444	5,190	8,561
Net (loss) income	(2,355)	2,524	(598)	261

Net (loss) income per share
Basic	(0.25)	0.27	(0.06)	0.03
Diluted	(0.25)	0.27	(0.06)	0.03

Fiscal Year 2016	9/30/2015	12/31/2015	3/31/2016	6/30/2016
Net sales	$15,068	$17,211	$18,082	$18,774
Gross profit	4,426	5,095	5,202	6,416
Net loss	(2,108)	(1,546)	(2,865)	(15,594)

Net loss per share
Basic	(0.23)	(0.17)	(0.31)	(1.66)
Diluted	(0.23)	(0.17)	(0.31)	(1.66)

19.Subsequent Events

In July 2017, we entered into an agreement with 3CEMS to settle a civil suit brought by 3CEMS against us in January 2015.  As part of the settlement, we agreed to pay 3CEMS $1,000,000 in four equal payments over a period of ten months beginning in August 2017 (see Note 10 “Severance, Impairment and Other Charges” and Note 12 “Commitments and Contingencies” for further discussion).

ITEM 9:CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A:CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive and principal financial officers, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017.  This assessment was performed using the criteria established under the Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2017.

BDO USA LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2017, has issued an audit report on the effectiveness of our internal control over financial reporting as of June 30, 2017.  Such report appears immediately below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Perceptron, Inc.

Plymouth, Michigan

We have audited Perceptron Inc.’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Perceptron Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Perceptron, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Perceptron, Inc. as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017 and our report dated September 7, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

September 7, 2017

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 identified in connection with our evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Matters to Come Before the Meeting – Proposal 1:  Election of Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance”,  “Corporate Governance – Code of Ethics” and “Executive Officers”, of the Company’s proxy statement for our 2017 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 11:   EXECUTIVE COMPENSATION

The information contained under the captions “Matters to Come Before the Meeting – Proposal 1:  Election of Directors – Director Compensation for Fiscal 2017”, “Matters to Come Before the Meeting – Proposal 1:  Election of Directors – Standard Director Compensation Arrangements”, “Corporate Governance – Management Development, Compensation and Stock Option Committee Interlocks and Insider Participation” and “Compensation of Executive Officers” of the Proxy Statement is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2017, including the 2004 Stock Incentive Plan and the Employee Stock Purchase Plan (together, the “Plans”):

			Weighted	Number of securities
			average exercise	remaining available for
	Number of securities		price of	future issuance under
	to be issued upon		outstanding	equity compensation
	exercise of		options,	plans (excluding
	outstanding options,		warrants and	securities reflected in
Plan Category	warrants and rights		rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders:
2004 Stock Incentive Plan	622,636	(1)	$ 7.26	607,952
Employee Stock Purchase Plan	-	(2)	-	126,898

Total equity compensation plans approved
by shareholders	622,636		$ 7.26	734,850
(1)

Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.

(2)

Does not include an undeterminable number of shares subject to a payroll deduction election under the Employee Stock Purchase Plan for the period from July 1, 2017 until December 31, 2017, which will not be issued until January 2018.

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

PART IV

ITEM 15:   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

		See Item 8 of this report.

	(2)	Financial Statement Schedules

		Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

	(3)	Exhibits

EXHIBIT INDEX

Exhibit No	Description of Exhibits

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

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

4.4

Master Revolving Note, dated May 4, 2017, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 8, 2017, File No. 000-20206.

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

4.13

Ninth Amendment to the Amended and Restated Credit Agreement, dated November 16, 2010, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 8, 2017, File No. 000-20206.

4.14

Advance Formula Agreement, dated May 4, 2017, between the Company and Comerica Bank, is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 8, 2017. File No. 000-20206.

4.15	Waiver Letter, dated May 6, 2016, from Comerica Bank is incorporated by reference to Exhibit 4.18 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2016, File No. 000-20206.

4.16	Waiver Letter, dated August 29, 2016, from Comerica Bank is incorporated by reference to Exhibit 4.15 of the Company’s Report on Form 10-K for the Year Ended June 30, 2016, File No. 000-20206.

4.17

Waiver Letter, dated November 4, 2016, from Comerica Bank is incorporated by reference to Exhibit 4.19 of the Company’s Report on Form 10-Q for the Quarter Ended September 30, 2016, File No. 000-20206.

4.18	Waiver Letter, dated February 3, 2017, from Comerica Bank is incorporated by reference to Exhibit 4.20 of the Company’s Report on Form 10-Q for the Quarter Ended December 31, 2016, File No. 000-20206.

4.19	Waiver Letter, dated May 5, 2017, from Comerica Bank is incorporated by reference to Exhibit 4.21 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2017, File No. 000-20206.

4.20*	Waiver Letter, dated August 23, 2017, from Comerica Bank.

4.21

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

4.22

First Amended and Restated Rights Agreement, dated as of August 20, 2015 between Perceptron, Inc. and American Stock Transfer & Trust Company, LLC is incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 24, 2015, File No. 000-20206.

4.23

Certain instruments defining the rights of holders of the long-term debt of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K.  The Company hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.	Material Contracts.

10.1

Registration Agreement, dated as of June 13, 1985, as amended, among the Company and the Purchasers identified therein, is incorporated by reference to Exhibit 10.3 of the Company's Form S-1 Registration Statement (amended by Exhibit 10.2) No. 33-47463. (P)

10.2@

Form of Proprietary Information and Inventions Agreement between the Company and all of the employees of the Company is incorporated herein by reference to Exhibit 10.11 of the Company’s Form S-1 Registration Statement No. 33-47463. (P)

10.3@

Form of Confidentiality and Non-Disclosure Agreement between the Company and certain vendors and customers of the Company is incorporated herein by reference to Exhibit 10.12 of the Company's Form S-1 Registration Statement No. 33-47463. (P)

10.4@

Form of Executive Agreement Not to Compete between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the Year Ended June 30, 2005, File No. 000-20206.

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

10.7@

First Amendment to Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed October 10, 2008, File No. 000-20206.

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

10.22@	Amendment No. 1 to Perceptron, Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 2, 1010, File No. 000-20206.

10.23@

Amendment No. 2 to Perceptron, Inc. Employee Stock Purchase Plan dated as of August 27, 2013 is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K on August 30, 2013, File No. 000-20206.

10.24@

Written Descriptions of the Fiscal 2015 Executive Short Term Incentive Plan, Fiscal 2015 Executive Long Term Incentive Plan, and Fiscal 2015 Team Member Discretionary Bonus Plan, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 17, 2014, File No. 000-20206.

10.25@

Written Descriptions of the Fiscal 2016 Executive Short Term Incentive Plan and Fiscal 2016 Executive Long Term Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 2, 2015, File No. 000-20206.

10.26@

Written Descriptions of the Fiscal 2017 Executive Short Term Incentive Plan and Fiscal 2017 Executive Long Term Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 2, 2016, File No. 000-20206.

10.27@

Offer letter dated August 24, 2015 between David L. Watza and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 8, 2015, File No. 000-20206.

10.28@

Severance Agreement, dated October 19, 2016 between David L. Watza and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 27, 2015, File No. 000-20206.

10.29@

First Amendment to Severance Agreement, dated November 17, 2016 between David L. Watza and the Company  is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 21, 2016, File No. 000-20206.

10.30@

Offer Letter, dated November 17, 2016, between David L. Watza and the Company is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 21, 2016, File No. 000-20206.

10.31

License Agreement (from Inspectron to Perceptron), dated August 30, 2012, between Inspectron Inc. and Perceptron, Inc., is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on September 6, 2012, File No. 000-20206.

10.32

Standstill Agreement, dated August 9, 2016, between the Company, Harbert Discovery Fund LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 10, 2016, File No. 000-20206.

10.33

First Amendment to Standstill Agreement, dated November 17, 2016, between the Company, Harbert Discovery Fund LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 21, 2016, File No. 000-20206.

10.34

Second Amendment to Standstill Agreement, dated May 31, 2017, between the Company, Harbert Discovery Fund LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 6, 2017, File No. 000-20206.

10.35

Voting Agreement, dated August 9, 2016, between the Company, Moab Partners, L.P. and Moab Capital Partners, LLC is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 10, 2016, File No. 000-20206.

10.36

First Amendment to Voting Agreement, dated November 17, 2016, between the Company, Moab Partners, L.P. and Moab Capital Partners, LLC is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 21, 2016, File No. 000-20206.

10.37

Second Amendment to Voting Agreement, dated May 31, 2017, between the Company, Moab Partners, L.P. and Moab Capital Partners, LLC is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 6, 2017, File No. 000-20206.

10.38

Non-Disclosure Agreement, dated August 9, 2016, between the Company and William C. Taylor is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 10, 2016, File No. 000-20206.

10.39

Non-Disclosure Agreement, dated August 9, 2016, between the Company and James A. Ratigan is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 10, 2016, File No. 000-20206.

10.40

Non-Disclosure Agreement, dated August 9, 2016, between the Company, John F. Bryant, Harbert Discovery Fund LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 10, 2016, File No. 000-20206.

10.41

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

10.44*@	Severance Agreement, dated December 6, 2016 between Richard J. Van Valkenburg and the Company.

21.*	A list of subsidiaries of the Company.

23.*	Consent of Experts and Counsel.

31.1*	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by the Chief Financial Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

_____________________

*      Filed herewith

@    Indicates a management contract, compensatory plan or arrangement.

(P)   Paper exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Perceptron, Inc.
(Registrant)

Date: September 7, 2017	By:	/s/ David L. Watza
David L. Watza President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David L. Watza	President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)	September 7, 2017
David L. Watza

/s/ Michelle O. Wright	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	September 7, 2017
Michelle O. Wright

/s/ W. Richard Marz	Chairman of the Board	September 7, 2017
W. Richard Marz

/s/ John F. Bryant	Director	September 7, 2017
John F. Bryant

/s/ C. Richard Neely, Jr.	Director	September 7, 2017
C. Richard Neely, Jr.

/s/ Robert S. Oswald	Director	September 7, 2017
Robert S. Oswald

/s/ James A. Ratigan	Director	September 7, 2017
James A. Ratigan

/s/ Terryll R. Smith	Director	September 7, 2017
Terryll R. Smith

/s/ William C. Taylor	Director	September 7, 2017
William C. Taylor