Form 10-Q
period 2017-09-30
PERCEPTRON INC/MI
filed 2017-11-06
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

The number of shares outstanding of each of the issuer’s classes of common stock as of November 2, 2017, was:

Common Stock, $0.01 par value	9,486,424
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2017

+

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
(In Thousands, Except Per Share Amount)	2017	2017
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$5,177	$3,704
Short-term investments	2,954	1,572
Receivables:
Billed receivables, net of allowance for doubtful accounts	25,404	31,776
of $249 and $253, respectively
Other receivables	382	167
Inventories, net of reserves of $2,029 and $1,918, respectively	13,196	11,466
Short-term deferred income tax asset	-	438
Other current assets	2,320	1,515
Total current assets	49,433	50,638

Property and Equipment
Building and land	7,841	7,788
Machinery and equipment	15,057	16,414
Furniture and fixtures	1,059	1,054
Gross property and equipment	23,957	25,256
Less - Accumulated depreciation	(16,528)	(17,879)
Net property and equipment	7,429	7,377

Goodwill	8,087	7,793
Intangible Assets, Net	3,928	4,073
Long-Term Investments	725	725
Long-Term Deferred Income Tax Asset	525	9

Total Assets	$70,127	$70,615

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Line of Credit and short-term notes payable	$612	$1,705
Accounts payable	7,873	8,280
Accrued liabilities and expenses	3,558	3,952
Accrued compensation	2,634	2,600
Current portion of taxes payable	749	791
Short-term deferred income tax liability	-	752
Income taxes payable	223	477
Reserves for restructuring and other charges	834	1,113
Deferred revenue	7,987	8,485
Total current liabilities	24,470	28,155

Long-Term Taxes Payable	840	969
Long-Term Deferred Income Tax Liability	1,605	871
Other Long-Term Liabilities	763	785

Total Liabilities	$27,678	$30,780

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,487 and 9,438, respectively	95	94
Accumulated other comprehensive loss	(1,926)	(2,721)
Additional paid-in capital	46,948	46,688
Retained deficit	(2,668)	(4,226)
Total shareholders' equity	42,449	39,835

Total Liabilities and Shareholders' Equity	$70,127	$70,615

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands, Except Per Share Amounts)	2017	2016

Net Sales	$19,269	$17,520
Cost of Sales	11,619	12,946
Gross Profit	7,650	4,574

Operating Expenses
Selling, general and administrative	4,424	4,287
Engineering, research and development	1,733	1,610
Severance, impairment and other charges	(52)	656
Total operating expenses	6,105	6,553

Operating Income (Loss)	1,545	(1,979)

Other Income and (Expenses)
Interest expense, net	(42)	(57)
Foreign currency (loss) income, net	(22)	49
Other income, net	30	1
Total other income (expense)	(34)	(7)

Income (Loss) Before Income Taxes	1,511	(1,986)

Income Tax Benefit (Expense)	47	(369)

Net Income (Loss)	$1,558	$(2,355)

Income Per Common Share
Basic	$0.16	$(0.25)
Diluted	$0.16	$(0.25)

Weighted Average Common Shares Outstanding
Basic	9,453	9,371
Dilutive effect of stock options	49	-
Diluted	9,502	9,371

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands)	2017	2016

Net Income (Loss)	$1,558	$(2,355)
Other Comprehensive Income:
Foreign currency translation adjustments	795	173

Comprehensive Income (Loss)	$2,353	$(2,182)

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Three Months Ended
	September 30,
(In Thousands)	2017	2016

Cash Flows from Operating Activities
Net income (loss)	$1,558	$(2,355)
Adjustments to reconcile net income (loss) to net cash provided by
(used for) operating activities:
Depreciation and amortization	552	562
Stock compensation expense	263	212
Asset impairment and related inventory write-down	(56)	542
Deferred income taxes	(144)	437
Loss on disposal of assets	7	22
Allowance for doubtful accounts	(4)	(121)
Changes in assets and liabilities
Receivables	6,731	1,711
Inventories	(1,526)	1,219
Accounts payable	(550)	(1,657)
Accrued liabilities and expenses	(452)	(83)
Deferred revenue	(600)	(1,018)
Other assets and liabilities	(1,587)	(966)
Net cash provided by (used for) operating activities	4,192	(1,495)

Cash Flows from Investing Activities
Purchases of short-term investments	(2,090)	(600)
Sales of short-term investments	737	1,042
Capital expenditures	(297)	(72)
Net cash (used for) provided by investing activities	(1,650)	370

Cash Flows from Financing Activities
(Payments to) proceeds from line of credit and short-term borrowings, net	(1,153)	850
Proceeds from stock plans	15	2
Shares surrendered upon restricted stock units and awards to cover taxes	(17)	-
Net cash (used for) provided by financing activities	(1,155)	852

Effect of Exchange Rate Changes on Cash and Cash Equivalents	86	64

Net Increase (Decrease) in Cash and Cash Equivalents	1,473	(209)
Cash and Cash Equivalents, July 1	3,704	6,787
Cash and Cash Equivalents, September 30	$5,177	$6,578

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$50	$64
Cash paid during the period for income taxes	$375	$2

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.Accounting Policies

Perceptron, Inc. (“Perceptron” “we”, “us” or “our”) develops, produces and sells a comprehensive range of automated industrial metrology products and solutions to manufacturers for dimensional gauging, dimensional inspection and 3D scanning.  Our products provide solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement, scanning and inspection applications. We also offer value added services such as training and customer support.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and within the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  Our Consolidated Financial Statements include the accounts of Perceptron and our wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  In our opinion, these statements include all normal recurring adjustments necessary for a fair presentation of the financial statements for the periods presented.  The results of operations for any interim period are not necessarily indicative of the results of operations for a full fiscal year.  The accompanying unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Reclassification

Certain prior period amounts have been reclassified in the Consolidated Statements of Cash Flow to conform to the current period presentation.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASC 2016-01 is effective for Perceptron on July 1, 2018 and is not expected to have a significant impact on our consolidated financial statements or disclosures.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350) (ASU 2017-04), which simplifies the Test for Goodwill Impairment. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of the adoption of ASU 2017-04 on our consolidated financial statements and disclosures.

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

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which requires an entity to measure inventory at the lower of cost and net realizable value.  Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  We adopted this standard on July 1, 2017. Adoption of this guidance did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which requires all deferred tax assets and liabilities, including related valuation allowances, be classified as non-current on our consolidated balance sheets.  We adopted this standard on July 1, 2017, and as a result, reclassified $438,000 of previously ‘Short-term deferred income tax assets’ to ‘Long-Term Deferred Income Tax Asset’ and reclassified $752,000 of previously ‘Short-term deferred income tax liability’ to ‘Long-Term Deferred Income Tax Liability’ on our consolidated balance sheet.  Our Consolidated Balance Sheet as of June 30, 2017 was not retrospectively adjusted.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718) (ASU 2016-09), which simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively. We adopted this standard on July 1, 2017. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement.  Due to the fact that our U.S. Federal Deferred Taxes have a full valuation allowance, there was no net impact to our consolidated financial statements related to our adoption of ASU 2016-09.  We elected to continue to estimate forfeiture rates at the time of grant, instead of accounting for them as they occur.  Finally, as excess tax benefits are no longer recognized in additional paid-in capital, we excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the three months ended September 30, 2017.

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

The qualitative events or circumstances that could affect the fair value of a reporting unit could include economic conditions; industry and market considerations, including competition; increases in raw materials, labor, or other costs; overall financial performance such as negative or declining cash flows; relevant entity-specific events such as changes in management, key personnel, strategy, or customers; sale or disposition of a significant portion of a reporting unit and regulatory or political developments.  Companies have the option under ASC Topic 350 “Intangibles – Goodwill and Other” to evaluate goodwill based upon these qualitative factors, and if it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, then no further goodwill impairment tests are necessary.  If the qualitative review indicates it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we choose not to perform a qualitative assessment, a two-step quantitative impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any.  In fiscal year 2017, we elected the two-step quantitative goodwill impairment test.

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

Goodwill is recorded on the local books of Coord3 and NMS and foreign currency effects will impact the balance of goodwill in future periods. Our goodwill balance was $8,087,000 and $7,793,000 as of September 30, 2017, and June 30, 2017, respectively, with the increase due to the differences in foreign currency rates at September 30, 2017 compared to June 30, 2017.

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

Our intangible assets are as follows (in thousands):

	September 30,		September 30,	June 30,		June 30,
	2017		2017	2017		2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/Distributor Relationships	$3,373	$(1,743)	$1,630	$3,263	$(1,524)	$1,739
Trade Name	2,620	(677)	1,943	2,533	(591)	1,942
Software	677	(340)	337	677	(312)	365
Other	126	(108)	18	121	(94)	27
Total	$6,796	$(2,868)	$3,928	$6,594	$(2,521)	$4,073

Amortization expense was $282,000 and $256,000 for the three month periods ended September 30, 2017 and September 30, 2016, respectively.  The change in the gross carrying value of $202,000 is due to changes in foreign currency rates from June 30, 2017 to September 30, 2017.

The estimated amortization of the remaining intangible assets by year is as follows (in thousands):

Years Ending June 30,	Amount
2018 (excluding the three months ended September 30, 2017)	867
2019	1,127
2020	712
2021	262
2022	262
after 2022	698
$3,928

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

As of September 30, 2017 and June 30, 2017, we held restricted cash in short-term bank guarantees.    The restricted cash provides financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.  At September 30, 2017 and June 30, 2017,  we had short-term bank guarantees of $86,000 and $239,000 respectively.

At September 30, 2017,  we held a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  We estimated that the fair market value of this investment at September 30, 2017 exceeded $725,000 based on an internal valuation model, which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs:

(i)	the underlying structure of the security;
(ii)	the present value of the future principal, discounted at rates considered to reflect current market conditions; and
(iii)	the time horizon that the market value of the security could return to its cost and be sold.

Under ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) such valuation assumptions are defined as Level 3 inputs.

The following table presents our Short-Term and Long-Term Investments by category at September 30, 2017 and June 30, 2017 (in thousands):

	September 30, 2017
	Cost	Fair Value or Carrying Value
Short-Term Investments
Restricted Cash	$86	$86
Mutual Funds	78	78
Time/Fixed Deposits	2,790	2,790
Total Short-Term Investments	$2,954	$2,954

Long-Term Investments
Time Deposits	$-	$-
Preferred Stock	3,700	725
Total Long-Term Investments	3,700	725

Total Investments	$6,654	$3,679

	June 30, 2017
	Cost	Fair Value or Carrying Value
Short-Term Investments
Restricted Cash	$239	$239
Mutual Funds	-	-
Time/Fixed Deposits	1,333	1,333
Total Short-Term Investments	$1,572	$1,572

Long-Term Investments
Time Deposits	$-	$-
Preferred Stock	3,700	725
Total Long-Term Investments	$3,700	$725

Total Investments	$5,272	$2,297

7.Financial Instruments

For a discussion on our fair value measurement policies for Financial Instruments, refer to Note 1 in our Consolidated Financial Statements, “Summary of Significant Accounting Policies – Financial Instruments”, of our Annual Report on Form 10-K for fiscal year ended June 30, 2017.

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

The following table presents our investments at September 30, 2017 and June 30, 2017 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820 (in thousands).  The fair value of our short-term investments approximates their cost basis.

Description	September 30, 2017	Level 1	Level 2	Level 3
Mutual Funds	$78	$78	$-	$-
Time/Fixed Deposits and Bank Guarantees	2,876	-	2,876	-
Preferred Stock	725	-	-	725
Total	$3,679	$78	$2,876	$725

Description	June 30, 2017	Level 1	Level 2	Level 3
Mutual Funds	$-	$-	$-	$-
Time/Fixed Deposits and Bank Guarantees	1,572	-	1,572	-
Preferred Stock	725	-	-	725
Total	$2,297	$-	$1,572	$725

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

8.Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.  When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $2,029,000 and $1,918,000 at September 30, 2017 and June 30, 2017, respectively, is comprised of the following (in thousands):

	At September 30,	At June 30,
	2017	2017
Component Parts	$4,814	$4,445
Work in Process	4,300	3,864
Finished Goods	4,082	3,157
Total	$13,196	$11,466

9.Warranty

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

Changes to our warranty reserve is as follows (in thousands):

	2017	2016
Beginning Balance at July 1,	$548	$370
Accruals - Current Year	190	200
Settlements/Claims (in cash or in kind)	(264)	(196)
Effects of Foreign Currency	4	1
Ending Balance at September 30,	$478	$375

10.Credit Facilities

We had approximately $612,000 and $1,705,000 outstanding under our line of credit and short-term notes payable at September 30, 2017 and June 30, 2017, respectively.  In addition, we had approximately $124,000 of long-term debt outstanding at September 30, 2017 and $171,000 of long-term debt outstanding at June 30, 2017, which is included in ‘Other Long-Term Liabilities’ on our Consolidated Balance Sheet.

At September 30, 2017, we were a party to an Amended and Restated Credit Agreement with Comerica Bank (the “Credit Agreement”).  The Credit Agreement is an on-demand line of credit. The Credit Agreement is cancelable at any time by either Perceptron or Comerica and any amounts outstanding would be immediately due and payable.  The maximum permitted borrowings are $6.0 million.  The borrowing base is equal to the lesser of (i) $6.0 million or (ii) the sum of 80% of eligible accounts, plus the lesser of 50% of eligible inventory or $2.5 million. At September 30, 2017, our additional available borrowing under this facility was approximately $5.2 million.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all of our assets held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  We are required to maintain a Tangible Net Worth of at least $29.0 million.    We were in compliance with the Tangible Net Worth financial covenant at September 30, 2017. We are not allowed to pay cash dividends under the Credit Agreement.  We are also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year and we met this requirement during the first quarter of fiscal 2018.  We had $400,000 and $1,500,000 in borrowings outstanding under the Credit Agreement at September 30, and June 30, 2017, respectively.

During the third quarter of fiscal 2016, our Italian subsidiary, Coord3, exercised an option to purchase their current manufacturing facility.  The total remaining principal payments of €285,000 (equivalent to approximately $336,000) payable over the following 19 months at a 7.0% annual interest rate are recorded in ‘Short-term notes payable’ and ‘Other Long-Term Liabilities’ on our Consolidated Balance Sheet at September 30, 2017.

Our Brazilian subsidiary (“Brazil”) has several credit lines and overdraft facilities with their current local bank.  Brazil can borrow a total of B$369,000 (equivalent to approximately $116,000).  The Brazil facilities are cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rates for these facilities range from 2.75% to 12.30%.  We had zero in borrowings under these facilities at September 30, and June 30, 2017, respectively.

11.Severance, Impairment and Other Charges

During the third quarter of fiscal 2016, we announced a financial improvement plan that resulted in a reduction in global headcount of approximately 11%.  This plan was implemented to re-align our fixed costs with our near-to mid-term expectations for our business.  In addition, during the first quarter of fiscal 2017, we decided to terminate production and marketing of a specific product line due to limitations in its design.  Since this decision was made, we have written off $293,000, net related to inventory and impaired certain customer receivable balances in the amount of $127,000.  Total pre-tax cash and non-cash charges related to the original restructuring plan as well as the additional charges from the terminated product line are expected to be up to $4.0 million; as of September 30, 2017, we have incurred $3,551,000.

In July 2017, we announced that we had entered into an agreement to settle the civil suit that was filed by 3CEMS, a Cayman Island and People’s Republic of China corporation, in January 2015 (see Note 16, “Commitments and Contingencies – Legal Proceedings” for further discussion).  The settlement of $1,000,000 was recorded as a liability in fiscal 2017.

The charges recorded as Severance, Impairment and Other Charges are as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Severance and Related Costs	$4	$114
Impairment	(42)	145
Inventory Write-Off	(14)	397
Total	$(52)	$656

Severance expense for the three months ended September 30, 2017 was associated with an adjustment at our U.S. location.  The decrease in the Impairment is due to a collection of an accounts receivable balance that was previously written off.  The decrease of the inventory write-off was due to finding other uses for some of the inventory originally designated as impaired.

Severance expense (income) for the three months ended September 30, 2016 was associated with adjustments at our U.S. (expense of $110,000), Chinese (increase of $82,000) and German (reduction of $78,000) locations as we reached final settlements related to several individuals impacted by the reduction in force.

The following table reconciles the activity for the Reserves for Restructuring and Other Charges (in thousands):

	2017	2016
Beginning Balance at July 1,	$1,113	$814
Accruals - Severance Related	4	114
Payments	(283)	(329)
Ending Balance at September 30,	$834	$599

The remaining accrued balance at September 30, 2017 mainly includes payments to be made related to our legal settlement with 3CEMS, which is expected to be paid out over the next 8 months and the China reduction in force, which is expected to be paid within the next fiscal year.

12.Current and Long-Term Taxes Payable

We acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

13.Other Long-Term Liabilities

Other long-term liabilities at September 30, 2017 and June 30, 2017 include $639,000 and $614,000, respectively for long-term contractual and statutory severance liabilities acquired as part of the purchase of Coord3 that represent amounts that will be payable to employees upon termination of employment.  See Note 10, “Credit Facilities”, for the description of long-term debt included in ‘Other Long-Term Liabilities’ at September 30, 2017.

14.Stock-Based Compensation

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

We recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $55,000 and $140,000 in the three months ended September 30, 2017 and 2016, respectively. As of September  30, 2017, the total remaining unrecognized compensation cost related to non-vested stock options amounted to approximately $417,000.  We expect to recognize this cost over a weighted average vesting period of 1.8 years.

We granted zero and 31,500 stock options during the three months ended September 30, 2017 and 2016, respectively. The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

	Three Months Ended September 30,
	2017		2016
Weighted average estimated fair value per
share of options granted during the period	$	N/A	$2.92
Assumptions:
Dividend Yield		N/A	-
Common Stock Price Volatility		N/A	47.75%
Risk Free Rate of Return		N/A	1.23%
Expected Option Term (In Years)		N/A	5.7

We received approximately zero and $1,400 in cash from option exercises under all share-based payment arrangements for the three months ended September  30, 2017 and 2016, respectively.

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

The grant date fair value associated with granted restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of our Common Stock on the grant date authorized by our Board of Directors, multiplied by the number of restricted stock and restricted stock unit awards expected to be issued and vested and is amortized over the combined performance and service periods.  The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three months ended September  30, 2017 and 2016 was $76,000 and $72,000, respectively.  As of September  30, 2017, the total remaining unrecognized compensation cost related to restricted stock and restricted stock unit awards is approximately $138,000. We expect to recognize this cost over a weighted average vesting period of 2.4 years.

A summary of the status of restricted stock and restricted stock unit awards issued at September  30, 2017 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2017	11,776	$8.08
Granted	38,962	7.34
Vested	(15,992)	6.98
Forfeited or Expired	-	-
Non-vested at September 30, 2017	34,746	$7.76

Board of Directors Fees

Our Board of Directors’ fees are typically payable in cash on September 1, December 1, March 1, and June 1 of each fiscal year; however, under our 2004 Plan each director can elect to receive our stock in lieu of cash on a calendar year election. Each of our Directors has elected stock for the calendar year 2017.  On each payment date, we determine the number of shares of Common Stock each Director has earned by dividing their earned fees by the closing market price of our Common Stock on that date.  During first quarter of fiscal year 2018, we issued 17,466 shares and recorded expense of $132,000 to our Directors for their fees.

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

Options to purchase 112,264 and 159,461 shares of common stock outstanding in the three months ended September 30, 2017 and 2016, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

16.Commitments and Contingencies

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

We were a party to a civil suit filed by 3CEMS, a Cayman Islands and People’s Republic of China corporation, in the U.S. District Court for the Eastern District of Michigan and served on us on or about January 7, 2015.  The suit alleged that we breached our contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for our discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders based upon instructions they claimed to have received from us.  The suit alleged damages of not less than $4.0 million.  In July 2017, we entered into an agreement with 3CEMS to settle this suit.  As part of the settlement, we agreed to pay 3CEMS $1,000,000 in four equal payments of $250,000 each over a period of ten  months beginning in August 2017 (see Note 11, “Severance, Impairment and Other Charges”  for further discussion).

In May 2017, a judge in a trade secrets case brought by Perceptron granted the defendants’ motions for summary disposition.  The defendants have filed motions requesting recovery of their attorney fees in the amount of approximately $800,000.  One defendant’s motion for fees has been denied (reducing the fees claimed to approximately $600,000).  This defendant has moved for reconsideration of such denial.  We are appealing the court’s decision to grant summary disposition and intend to vigorously defend against the defendants’ motion to recover fees.  Because of the inherent uncertainty of litigation and claims such as this, we are unable to reasonably estimate a possible loss or range of loss related to the motion to recover fees.

As part of our routine evaluation procedures, we identified a potential concern regarding the employment status and withholding for several individuals in one of our foreign jurisdictions.  During fiscal 2015, we estimated a range of the potential financial liability related to this matter of €486,000 to €1 million.  We were not able to reasonably estimate the amount within this range that we would be required to pay for this matter.  As a result, in fiscal 2015, we recorded a reserve of €486,000 (equivalent to approximately $573,000) representing the minimum amount we estimated would be paid.  In the fourth quarter of fiscal 2016, we received the final notice regarding this issue, and as a result, we recorded an additional expense of €227,000 (equivalent to approximately $268,000).  During the first quarter of 2018, we paid €45,000 (equivalent to approximately $53,000).  We currently expect to remit the remaining funds due of €70,000 (equivalent to approximately $83,000) by the end of our fiscal 2018.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

SAFE HARBOR STATEMENT

Certain statements in this report, including statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including our expectation as to our fiscal year 2018 and future results, operating data, new order bookings, revenue, expenses, net income and backlog levels, trends affecting our future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2018 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Whenever possible, we have identified these forward-looking statements by words such as “target,” “will,” “should,” “could”, “believes,” “expects,” “anticipates,” “estimates,” “prospects,” “outlook,” “guidance” or similar expressions.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, risks associated with changes in our sales strategy and structure, including the impact of such changes on booking and revenue levels and customer purchase decisions, the risk that actual charges from the financial improvement plan differ from the assumptions used in estimating the charges and the risks and uncertainties discussed from time to time in our periodic reports filed with the Securities and Exchange Commission, including those listed in “Item 1A: Risk Factors” of our Annual Report on Form 10-K for our fiscal year 2017.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

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

The largest end-use market we serve is the automotive industry.  New automotive tooling programs represent the most important selling opportunity for our In-Line and Near-Line Measurement Solutions.  The number and timing of new vehicle tooling programs vary based on the plans of the individual automotive manufacturers.  The existing installed base of In-Line and Near-Line Measurement Solutions also provides a continuous revenue stream in the form of system additions, upgrades and modifications as well as Value Added Services such as customer training and support.

Our Off-Line Measurement and 3D Scanning Solutions are utilized by a wide variety of targeted industrial customers, with the automotive industry representing the largest market for industrial metrology products.

The results of our first fiscal quarter of 2018 represent ongoing progress in the turn-around that started with the Financial Improvement Plan that was announced in the third quarter of fiscal 2016.  Our bookings levels have exceeded $20.0 million in five of the last six quarters and our backlog level has consistently been greater than $40.0 million since the first quarter of fiscal 2017.  Our gross profit margin increased by 1,360 basis points and our operating profit has improved by $3.5 million for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.  As we continue to see strength in customer demand, we continue to believe we are making substantial progress in our transformation efforts.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Overview – We reported net income of $1.6 million, or $0.16 per diluted share, for the first quarter of fiscal 2018 compared with a net loss of $2.4 million, or ($0.25) per diluted share, for the first quarter of fiscal 2017.

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

Bookings by geographic location were (in millions):

	Three Months Ended September 30,
	2017		2016		Increase/(Decrease)
Geographic Region
Americas	$9.6	41.4%	$10.8	49.6%	$(1.2)	(11.1%)
Europe	9.4	40.5%	6.2	28.4%	3.2	51.6%
Asia	4.2	18.1%	4.8	22.0%	(0.6)	(12.5%)
Totals	$23.2	100.0%	$21.8	100.0%	$1.4	6.4%

The increase in bookings in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017 of $1.4 million, including a favorable currency impact of $1.6 million, is primarily due to an increase of $1.8 million in our Off-Line Measurement Solutions and an increase of $0.6 million in our Value Added Services, partially offset by a decrease of $0.6 million in our 3D Scanning Solutions and a  decrease of $0.4 million in our In-Line and Near-Line Measurement Solutions.  On a geographic basis, the $3.2 million increase in our Europe region is primarily due to an increase of $2.4 million in our In-Line and Near-Line Measurement Solutions, an increase of $0.6 million in our Off-Line Measurement Solutions and an increase of $0.2 million in our Value Added Services.  The $1.2 million decrease in our Americas region is primarily due to a decrease of $1.5 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.4 million in our 3D Scanning Solutions, partially offset by an increase of $0.4 million in our Value Added Services and an increase of $0.3 million in our Off-Line Measurement Solutions. The $0.6 million decrease in our Asian region is primarily due to a decrease of $1.3 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.2 million in our 3D Scanning Solutions, partially offset by an increase of $0.9 million in our Off-Line Measurement Solutions.

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

Backlog by geographic location was (in millions):

	As of September 30,
	2017		2016		Increase/(Decrease)
Geographic Region
Americas	$21.1	43.2%	$16.2	38.0%	$4.9	30.2%
Europe	18.0	36.8%	15.3	35.9%	2.7	17.6%
Asia	9.8	20.0%	11.1	26.1%	(1.3)	(11.7%)
Totals	$48.9	100.0%	$42.6	100.0%	$6.3	14.8%

The current quarter ending backlog increased by $6.3 million compared to the ending backlog at September 30, 2016.  The increase in our backlog was primarily due to an increase of $3.9 million in our In-Line and Near-Line Measurement Solutions, an increase of $2.7 million in our Off-Line Measurement Solutions and an increase of $0.2 million in our Value Added Services, partially offset by a decrease of $0.5 million in our 3D Scanning Solutions.  On a geographic basis, the $4.9 million increase in our Americas region is primarily due to an increase of $5.2 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.4 million in our Off-Line Measurement Solutions, partially offset by a decrease of $0.5 million in our Value Added Services and a decrease of $0.2 million in our 3D Scanning Solutions.  The $2.7 million increase in our Europe region is primarily due to an increase of $1.1 million in our Off-Line Measurement Solutions, an increase of $0.8 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.8 million in our Value Added Services.  The $1.3 million decrease in our Asia region is primarily due to a decrease of $2.1 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.3 million in our 3D Scanning Solutions and a decrease of $0.1 million in our Value Added Services, partially offset by an increase of $1.2 million in our Off-Line Measurement Solutions.

A summary of our operating results is shown below (in millions):

	Three Months Ended September 30,
	2017	% of Sales	2016	% of Sales

Americas Sales	$8.0	41.5%	$5.2	29.7%
Europe Sales	7.8	40.4%	10.0	57.2%
Asia Sales	3.5	18.1%	2.3	13.1%
Net Sales	$19.3	100.0%	$17.5	100.0%

Cost of Sales	11.6	60.1%	12.9	73.7%

Gross Profit	7.7	39.9%	4.6	26.3%

Operating Expenses
Selling, General and Administrative	4.5	23.3%	4.3	24.6%
Engineering, Research and Development	1.7	8.8%	1.6	9.1%
Severance, Impairment and Other Charges	-	0.0%	0.7	4.0%

Operating Income (Loss)	1.5	7.8%	(2.0)	(11.4%)

Other Income and (Expenses), net
Interest Expense, net	-	0.0%	(0.1)	(0.6%)
Foreign Currency Income, net	-	0.0%	0.1	0.6%
Other Income, net	-	0.0%	-	0.0%

Income (Loss) Before Income Taxes	1.5	7.8%	(2.0)	(11.4%)
Income Tax Benefit (Expense)	0.1	0.5%	(0.4)	(2.3%)

Net Income (Loss)	$1.6	8.3%	$(2.4)	(13.7%)

Sales – Net sales of $19.3 million for the first quarter of our fiscal year 2018 increased $1.8 million, or 10.3%, including a favorable currency impact of $0.4 million, when compared to the same period a year ago.  The increase is primarily due to an increase of $2.4 million in our In-Line and Near-Line Measurement Solutions, an increase of $0.5 million in our Value Added Services, partially offset by a decrease of $1.0 million in our Off-Line Measurement Solutions and a decrease of $0.1 million in our 3D Scanning Solutions.  On a geographic basis, the increase of $2.8 million in our Americas region is primarily due to an increase of $3.2 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.3 million in our Value Added Services, partially offset by a decrease of $0.6 million in our Off-Line Measurement Solutions and a decrease of $0.1 million in our 3D Scanning Solutions. The increase of $1.2 million in our Asian region is primarily due to an increase of $0.7 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.5 million in our Off-Line Measurement Solutions.  The decrease of $2.2 million in our Europe region is primarily due to a decrease of $1.5 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.9 million in our Off-Line Measurement Solutions, partially offset by an increase of $0.2 million in our Value Added Services.

Gross Profit –Gross profit percentage was 39.9% in the first quarter of fiscal 2018 compared to 26.3% in the same quarter a year ago.  The higher gross profit percentage in the first quarter of fiscal 2018 was primarily due to the high volume level of sales as well as the mix of revenue, increased efficiencies and the timing of certain expenses in cost of goods sold under applicable accounting rules.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $4.5 million in the first quarter of fiscal 2018, an increase of $0.2 million compared to the first quarter a year ago.  The increase is primarily due to increases in employee-related costs of $0.2 million as well as an increase in bad debt expense of $0.1 million, partially offset by a decrease in legal and audit fees of $0.1 million.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $1.7 million in the first quarter of fiscal 2018, an increase of $0.1 million compared to the first quarter of fiscal 2017.  The increase is primarily due to increases in employee-related costs of $0.2 million, partially offset by a decrease of $0.1 million related to specialized supplies utilized in the development of our products.

Severance, Impairments and Other Charges – Severance, impairments and other charges for the first quarter of fiscal 2018 was immaterial, due to additional severance at our U.S. location, offset by a collection of an accounts receivable balance that was previously written off, as well as a reduction in the inventory write-off due to finding other uses for some of the inventory originally designated as impaired.  We have incurred $3.6 million of expense since the financial improvement plan commenced in March 2016.  See Note 11, of the Notes to the Consolidated Financial Statements, “Severance, Impairment and Other Charges” contained in this Quarterly Report on Form 10-Q for further discussion.

Interest Expense, net – Net interest expense was immaterial for first quarter of fiscal 2018 compared to a net expense of $0.1 million in the first quarter of fiscal 2017.  The slight improvement was primarily due to less usage of the U.S. credit facility during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.

Foreign Currency Gain (Loss), net – Foreign Currency Gain (Loss), net was immaterial in the first quarter of fiscal 2018.  The gain in the first quarter of fiscal 2017 was primarily related to the Brazilian Real and Japanese Yen.

Income Taxes – Our effective tax rate for the first quarter of fiscal year 2018 was (3.1%) compared to (18.6%) in the first quarter of fiscal year 2017.  We have previously established full valuation allowances against our U.S. Federal, Germany, Japan, Singapore and Brazil net deferred tax assets.  The effective tax rate in fiscal 2018 is impacted by not recognizing tax expenses on pre-tax income in these jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures and product development, support working capital requirements, and, when needed, fund operating losses. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and borrowings under available credit facilities.

Cash on Hand.  Our cash and cash equivalents were $5.2 million at September 30, 2017, compared to $3.7 million at June 30, 2017.

Cash Flow.  The $1.5 million increase in cash from June 30, 2017 to September 30, 2017 was primarily related to $4.2 million of cash provided by operations and $0.1 million impact from changes in exchange rates, partially offset by $1.6 million of cash used for investing activities and $1.2 million cash used for financing activities.

During the three-month period ended September 30, 2017, cash provided by operations resulted from cash inflows related to working capital changes of $2.0 million, our net income of $1.6 million and $0.6 million in adjustments from non-cash items.  Cash changes in working capital items resulted from cash provided by accounts receivable of $6.7 million, partially offset by cash used by other assets and liabilities of $1.6 million, net inventory purchases of $1.5 million,  net payments to our suppliers of $0.6 million, a reduction in deferred revenue of $0.6 million and net payments of accrued liabilities and expenses of $0.4 million.  The decrease in accounts receivable primarily relates to the timing of our cash collections, primarily from the strong sales levels we experienced in the fourth quarter of fiscal 2017 in the U.S.  The change in other current assets and liabilities relates primarily to the timing of several prepaid assets, including our corporate insurance coverage which renews on July 1st each year.    The increase in inventory relates to purchases required for our new products that will be introduced in the second quarter of fiscal 2018, several “end of life” purchases for specific components related to products that will be replaced by the new products and the timing of projects in process compared to shipments to our end customers.  The decrease in accounts payable represents fluctuations in the timing of receipts of goods and the related payments.  The decrease in deferred revenue is due to the timing of revenue recognition on projects that had started in previous periods compared to new projects commencing in the first quarter of fiscal 2018.  Finally, the decrease in accrued expenses and liabilities is primarily due to payment on the restructuring reserve related to the previously announced financial improvement plan and the legal settlement that was announced in July 2017, as well as annual bonus payments made in the first quarter of fiscal 2018 that related to fiscal year 2017 performance.

Cash used for investing activities in the first quarter fiscal 2018 is due to net purchase of short-term investments of $1.3 million and capital expenditures of $0.3 million. Cash used for financing activities in the first quarter of fiscal year 2018 was primarily due to cash paid against our line of credit in the U.S. of $1.1 million.

Working Capital Reserves.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders as well as the age and usage of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the three-month period ended September 30, 2017, we increased our reserve for obsolescence by $0.1 million.

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay their outstanding balance due to us, and the condition of the general economy and the industry as a whole.  We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  During the three-month period ended September 30, 2017, we decreased our allowance for doubtful accounts by an immaterial amount.

Investments.    At September 30, 2017, we had short-term investments totaling $2.9 million and a long-term investment recorded at $0.7 million compared to short-term investments totaling $1.6 million and a long-term investment recorded at $0.7 million at June 30, 2017.  See Note 6, of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments” contained in this Quarterly Report on Form 10-Q for further information on our investments and their current valuation.  The market for our long-term investment is currently illiquid.  In our short-term investments, $0.1 million serves as collateral for bank guarantees that provide financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

Credit Facilities.  We had approximately $0.6 million and $1.7 million outstanding under our line of credit and short-term notes payable at September 30, 2017 and June 30, 2017, respectively.  In addition, we had approximately $0.1 million and $0.2 million in long-term debt outstanding included in ‘Other Long-Term Liabilities’ at September 30, 2017 and June 30, 2017, respectively, on our Consolidated Balance Sheet.

At September 30, 2017, we were a party to an Amended and Restated Credit Agreement with Comerica Bank (the “Credit Agreement”).  The Credit Agreement is an on-demand line of credit. The Credit Agreement is cancelable at any time by either Perceptron or Comerica and any amounts outstanding would be immediately due and payable.  The maximum permitted borrowings are $6.0 million.  The borrowing base is equal to the lesser of (i) $6.0 million or (ii) the sum of 80% of eligible accounts, plus the lesser of 50% of eligible inventory or $2.5 million. At September 30, 2017, our additional available borrowing under this facility was approximately $5.2 million.  Proceeds under the Credit Agreement may be used for working capital and capital expenditures.  Security for the Credit Agreement is substantially all of our assets held in the United States.  Borrowings are designated as a Libor-based Advance or as a Prime-based Advance if the Libor-based Advance is not available.  Interest on Libor-based Advances is calculated at 2.35% above the Libor Rate offered at the time for the period chosen, and is payable on the last day of the applicable period.  We are required to maintain a Tangible Net Worth of at least $29.0 million.  We were in compliance with the Tangible Net Worth financial covenant at September 30, 2017.  We are not allowed to pay cash dividends under the Credit Agreement.  We are also required to have no advances outstanding under the Credit Agreement for 30 days (which need not be consecutive) during each calendar year and we met this requirement during the first quarter of fiscal 2018.  We had $0.4 million and $1.5 million in borrowings outstanding under the Credit Agreement at September 30, 2017 and June 30, 2017, respectively.

During the third quarter of fiscal 2016, our Italian subsidiary, Coord3, exercised an option to purchase their current manufacturing facility.  The total remaining principal payments of €0.3 million (equivalent to approximately $0.3 million) payable over the following 19 months at a 7.0% annual interest rate are recorded in ‘Short-term notes payable’ and ‘Other Long-Term Liabilities’ on our Consolidated Balance Sheet at September  30, 2017.

Our Brazilian subsidiary (“Brazil”) has several credit lines and overdraft facilities with their current local bank.  Brazil can borrow a total of B$0.4 million (equivalent to approximately $0.1 million).  The Brazil facilities are cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rates for these facilities range from 2.75% to 12.30%.  We had zero in borrowings under these facilities at September 30, 2017 and June 30, 2017, respectively.

Commitments and Contingencies.  As part of our routine evaluation procedures, we identified a potential concern regarding the employment status and withholding for several individuals in one of our foreign jurisdictions.  During fiscal 2015, we estimated a range of the potential financial liability related to this matter of €0.5 million to €1.0 million.  We were not able to reasonably estimate the amount within this range that we would be required to pay for this matter.  As a result, in fiscal 2015, we recorded a reserve of €0.5 million (equivalent to approximately $0.5 million) representing the minimum amount we estimated would be paid.  In the fourth quarter of fiscal 2016, we received the final notice regarding this issue, and as a result, we recorded an additional accrual of €0.2 million (equivalent to approximately $0.2 million). During the first quarter of fiscal 2018, we paid €0.1 million (equivalent to approximately $0.1 million).  We currently expect to remit the remaining funds due of €0.1 million (equivalent to approximately $0.1 million) by the end of our fiscal 2018.

We were a party to a civil suit filed by 3CEMS, and served on us on or about January 7, 2015.  The suit alleged damages of not less than $4.0 million.  In July 2017, we entered into an agreement with 3CEMS to settle this suit.  As part of the settlement, we agreed to pay 3CEMS $1.0 million in four equal payments over a period of ten months beginning in August 2017. See Note 11 to the Consolidated Financial Statements, “Severance, Impairment and Other Charges”, contained in this Quarterly Report on Form 10-Q for further discussion.

See Note 16, of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies” contained in this Quarterly Report on Form 10-Q, as well as Item 3, “Legal Proceedings” and Note 12, of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies” contained in our Annual Report on Form 10-K for fiscal year 2017 for a discussion of certain other contingencies relating to our liquidity, financial position and results of operations.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies” of our Annual Report on Form 10-K for fiscal year 2017.

Capital Spending.  We spent $0.3 million on capital equipment in the first three months of fiscal 2018 compared to $0.1 million in the first three months of fiscal 2017 as we continue to closely scrutinize all potential capital projects compared to our current cash balances.

Capital Resources and Outlook.    Information in this “Outlook” section should be read in conjunction with the “Safe Harbor Statement,” cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

At September 30, 2017, we had $8.1 million in cash, cash equivalents and short-term investments of which $7.9 million, or approximately 97%, was held in foreign bank accounts. We do not typically repatriate our foreign earnings.

Our current outlook for our fiscal 2018 is based on our internal projections about the market and related economic conditions, estimated foreign currency exchange rate effects, as well as our understanding of our key customers’ plans for their retooling projects. If our key customers’ plans differ from our understanding, this could have an adverse impact on our outlook.

Sales in the first quarter of fiscal 2018 increased by 10.3% to $19.3 million, when compared to the same period a year ago. We believe our sales for the second quarter of fiscal 2018 will be in the range of $20.0 million to $23.0 million.  For our full fiscal year 2018, we expect revenue growth to be in the mid-single digits compared to fiscal 2017 as we anticipate capitalizing on the successes we had in fiscal 2017, continuing to benefit from an improving long-term revenue trend as well as considering our current backlog levels.

After giving recognition to the factors discussed above, we expect that the full fiscal year of 2018 operating income could improve compared to fiscal 2017, if we are successful at completing our previously announced financial improvement plan and other cost reductions as well as continue to progress with our long-term growth strategy and diversification program. Based on our business plan, we believe our level of cash, cash equivalents, short-term investments, credit facilities and expected cash flows in each jurisdiction is sufficient to fund our fiscal 2018 cash flow requirements.  We continue to expect capital spending to be less than $2.0 million during fiscal 2018, although there is no binding commitment to do so.  Furthermore, the level of our capital spending is dependent on our financial results.

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

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal year 2017.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, see Note 2, of the Notes to the Consolidated Financial Statements, “New Accounting Pronouncements” contained in this Quarterly Report on Form 10-Q.

MARKET RISK INFORMATION

Our primary market risk is related to foreign exchange rates.  The foreign exchange risk is derived from our operations outside the U.S., which are primarily located in Germany, Italy and China.  We may, from time to time, have interest rate risk in connection with the investment of our available cash balances.

Foreign Currency Risk.    We have foreign currency exchange risk in our international operations arising from the time between sales commitment and delivery for contracts entered into in currencies other than the U.S. Dollar. For sales backlog entered into in currencies other than the U.S. Dollar, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150-day range.  At September 30, 2017, our backlog in currencies other than the U.S. Dollar was approximately 59% or $28.7 million, compared to 62.4% or $26.6 million at September 30, 2016.  We are most vulnerable to changes in U.S. Dollar/Euro, U.S. Dollar/Chinese Yuan and U.S. Dollar/Japanese Yen exchange rates.

The potential change in our net income that would result from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. Dollars for the three months ended September 30, 2017, would have been less than $0.1 million.  This sensitivity analysis assumes there are no changes other than the exchange rates.  This analysis has inherent limitations, including that it disregards the possibility that (i) the exchange rates of multiple foreign currencies may not always move in the same direction or the percentage relative to the value of the U.S. Dollar and (ii) changes in exchange rates may impact the volume of sales.

Interest Rate Risk.    We invest our cash and cash equivalents in high quality, short-term investments, primarily with terms of three months or less.  Based on our outstanding credit facilities and invested cash balances at September 30, 2017, a 1% increase in interest rates would have an immaterial impact on our interest expense and a 1% decrease in interest rates would have an immaterial effect on our interest income.  As a result, we do not currently hedge these interest rate exposures.

Uncertainties in Credit Markets.    At September 30, 2017,  we hold a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Our long-term investment is subject to risk due to a decline in value of the investment.  The investment is currently recorded at $0.7 million, after consideration of impairment charges recorded in fiscal years 2008 and 2009.

Based on our current business plan, cash and cash equivalents and our short-term investments of $8.1 million at September 30, 2017 as well as the existing availability on our credit facilities, we do not currently anticipate that the lack of liquidity in this long-term investment will affect our ability to operate or fund our currently anticipated fiscal 2018 cash flow requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Information.”

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2017 identified in connection with our evaluation that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We were a party to a civil suit filed by 3CEMS, a Cayman Islands and People’s Republic of China corporation, in the U.S. District Court for the Eastern District of Michigan and served on us on or about January 7, 2015.  The suit alleged that we breached our contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for our discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders based upon instructions they claimed to have received from us.  The suit alleged damages of not less than $4.0 million.  In July 2017, we entered into an agreement with 3CEMS to settle this suit.  As part of the settlement, we agreed to pay 3CEMS $1.0 million in four equal payments over a period of ten months beginning in August 2017. See Note 11, of the Notes to the Consolidated Financial Statements, “Severance, Impairment and Other Charges” contained in this Quarterly Report on Form 10-Q for further discussion.

See Note 16, of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies” contained in this Quarterly Report on Form 10-Q for further discussion.

ITEM 1A.    RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A: Risk Factors” of our Annual Report on Form 10-K for fiscal year 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our purchases of our Common Stock during the second quarter of fiscal 2018 were as follows:

Period	Total Number of Share/Units Purchased	Average Price Paid Per Share/Unit	Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)

July 1 to July 31	-	$-	-	-
August 1 to August 31	-	$-	-	-
September 1 to September 30	2,302	$7.34	-	-
(1)

During the first quarter of fiscal 2018, we withheld these shares from restricted stock grants under the our 2004 Stock Incentive Plan (the “Plan”) to satisfy the individual’s tax withholding obligations upon the vesting of the related restricted stock grants, as provided for in the Plan.

ITEM 6.EXHIBITS

10.45

Fourth Amendment to Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan dated as of September 25, 2017, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 29, 2017, File No. 000-20206.

10.46

Fifth Amendment to Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan dated as of September 25, 2017, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 29, 2017, File No. 000-20206.

10.47

Written Descriptions of the Fiscal 2018 Executive Short Term Incentive Plan and Fiscal 2018 Executive Long Term Incentive Plan, is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 29, 2017, File No. 000-20206.

10.48

Form of the Restricted Stock Unit Award Agreement (Three Year Graded Vesting) for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan, is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 29, 2017, File No. 000-20206.

10.49

Form of the Performance Share Unit Award Agreement for Team Members (Three Year Performance Vesting) under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan, is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on September 29, 2017, File No. 000-20206.

10.50

Form of Non-Qualified Stock Option Agreement Terms – Officer under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan, is incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 29, 2017, File No. 000-20206.

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

Perceptron, Inc.
(Registrant)

Date: November 6, 2017	By:	/s/ David L. Watza
David L. Watza
President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Date: November 6, 2017	By:	/s/ Michelle O. Wright
Michelle O. Wright
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)