Form 10-Q
period 2017-12-31
PERCEPTRON INC/MI
filed 2018-02-05
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2017.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

The number of shares outstanding of each of the issuer’s classes of common stock as of February 2, 2018, was:

Common Stock, $0.01 par value	9,552,065
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2017

+

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(In Thousands, Except Per Share Amount)	2017	2017
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$6,346	$3,704
Short-term investments	2,639	1,572
Receivables:
Billed receivables, net of allowance for doubtful accounts	27,582	31,776
of $240 and $253, respectively
Other receivables	327	167
Inventories, net of reserves of $1,957 and $1,918, respectively	15,320	11,466
Short-term deferred income tax asset	-	438
Other current assets	1,736	1,515
Total current assets	53,950	50,638

Property and Equipment, Net	7,365	7,377
Goodwill	8,250	7,793
Intangible Assets, Net	3,688	4,073
Long-Term Investments	725	725
Long-Term Deferred Income Tax Asset	919	9

Total Assets	$74,897	$70,615

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Line of credit and short-term notes payable	$1,821	$1,705
Accounts payable	9,209	8,280
Accrued liabilities and expenses	3,860	3,952
Accrued compensation	2,111	2,600
Current portion of taxes payable	657	791
Short-term deferred income tax liability	-	752
Income taxes payable	394	477
Reserves for restructuring and other charges	1,244	1,113
Deferred revenue	8,679	8,485
Total current liabilities	27,975	28,155

Long-Term Taxes Payable	719	969
Long-Term Deferred Income Tax Liability	1,709	871
Other Long-Term Liabilities	680	785

Total Liabilities	$31,083	$30,780

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,500 and 9,438, respectively	95	94
Accumulated other comprehensive loss	(1,315)	(2,721)
Additional paid-in capital	47,336	46,688
Retained deficit	(2,302)	(4,226)

Total Shareholders' Equity	$43,814	$39,835

Total Liabilities and Shareholders' Equity	$74,897	$70,615

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands, Except Per Share Amounts)	2017	2016	2017	2016

Net Sales	$20,433	$21,751	$39,702	$39,271
Cost of Sales	13,026	12,307	24,645	25,253
Gross Profit	7,407	9,444	15,057	14,018

Operating Expenses
Selling, general and administrative	4,497	4,469	8,921	8,756
Engineering, research and development	1,797	1,657	3,530	3,267
Severance, impairment and other charges	658	61	606	717
Total operating expenses	6,952	6,187	13,057	12,740

Operating Income	455	3,257	2,000	1,278

Other Income and (Expenses)
Interest expense, net	(42)	(61)	(84)	(118)
Foreign currency loss, net	(57)	(393)	(79)	(344)
Other income (expenses), net	(5)	23	25	24
Total other income and (expenses)	(104)	(431)	(138)	(438)

Income Before Income Taxes	351	2,826	1,862	840

Income Tax Benefit (Expense)	15	(302)	62	(671)

Net Income	$366	$2,524	$1,924	$169

Income Per Common Share
Basic	$0.04	$0.27	$0.20	$0.02
Diluted	$0.04	$0.27	$0.20	$0.02

Weighted Average Common Shares Outstanding
Basic	9,491	9,381	9,455	9,376
Dilutive effect of stock options	106	35	72	33
Diluted	9,597	9,416	9,527	9,409

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands)	2017	2016	2017	2016

Net Income	$366	$2,524	$1,924	$169
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	611	(1,340)	1,406	(1,167)

Comprehensive Income (Loss)	$977	$1,184	$3,330	$(998)

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Six Months Ended
	December 31,
(In Thousands)	2017	2016

Cash Flows from Operating Activities
Net income	$1,924	$169
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
Depreciation and amortization	1,139	1,142
Stock compensation expense	653	323
Asset impairment and related inventory write-down	(56)	542
Deferred income taxes	(449)	323
Loss (Gain) on disposal of assets	4	(2)
Allowance for doubtful accounts	(13)	10
Changes in assets and liabilities
Receivables	4,963	(4,534)
Inventories	(3,532)	1,087
Accounts payable	689	(502)
Accrued liabilities and expenses	(735)	(7)
Deferred revenue	42	(871)
Other assets and liabilities	(660)	(701)
Net cash provided by (used for) operating activities	3,969	(3,021)

Cash Flows from Investing Activities
Purchases of short-term investments	(2,788)	(1,425)
Sales of short-term investments	1,802	2,353
Capital expenditures	(501)	(168)
Net cash (used for) provided by investing activities	(1,487)	760

Cash Flows from Financing Activities
(Payments to) proceeds from line of credit and short-term borrowings, net	(1)	1,347
Proceeds from stock plans	15	56
Shares surrendered upon restricted stock units and awards to cover taxes	(19)	-
Net cash (used for) provided by financing activities	(5)	1,403

Effect of Exchange Rate Changes on Cash and Cash Equivalents	165	(275)

Net Increase (Decrease) in Cash and Cash Equivalents	2,642	(1,133)
Cash and Cash Equivalents, July 1	3,704	6,787
Cash and Cash Equivalents, December 31	$6,346	$5,654

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$100	$191
Cash paid during the period for income taxes	$422	$42

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

2.New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In March 2016, the FASB issued the final guidance to clarify the principal versus agent guidance (i.e., whether an entity should report revenue gross or net).  In April 2016, the FASB issued final guidance to clarify identifying performance obligation and the licensing implementation guidance.  In May 2016, FASB updated the guidance in ASU No. 2014-09, which updated implementation of certain narrow topics within ASU 2014-09.  Finally, in December 2016, the FASB issued several technical corrections and improvements, which clarify the previously issued standards and corrected unintended application of previous guidance.  These standards (collectively “ASC 606”) will be effective for annual periods beginning after December 15, 2017 (as amended in August 2015, by ASU 2015-14, Deferral of the Effective Date), and interim periods therein, using either of the following transition methods:  (i) a full retrospective approach reflecting the applications of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We have commenced a detailed analysis of our contracts under ASC 606.  Based on our preliminary analyses, we have decided to utilize the cumulative effect method. Furthermore, we expect changes in timing of revenue recognition related to several of our performance obligations; in general, we believe we will be recognizing revenue more quickly than under current revenue recognition guidance.  Finally, we believe that our Consolidated Balance Sheet will be impacted as we identify Contract Assets and Contract Liabilities.  We do not expect a change to the level of disaggregation for our disclosures, although we do expect to provide additional detail about the timing of revenue recognition for several of our performance obligations and about our Contract Assets and Contract Liabilities.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (ASU 2016-2), which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.   In January 2018, the FASB issued Accounting Standards Update No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to elect an optional transition practical expedient to not evaluate land easements under Topic 842.  We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718) (ASU 2016-09), which simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively. We adopted this standard on July 1, 2017. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement.  Due to the fact that our U.S. Federal Deferred Taxes have a full valuation allowance, there was no net impact to our consolidated financial statements related to our adoption of ASU 2016-09.  We elected to continue to estimate forfeiture rates at the time of grant, instead of accounting for them as they occur.  Finally, as excess tax benefits are no longer recognized in additional paid-in capital, we excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the six months ended December 31, 2017.

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

During the fourth quarter of fiscal year 2017, we completed Step 1 of our goodwill impairment testing.  Based on the results of this test, the fair value of our tested reporting unit exceeded our carrying value by 26%.  Furthermore, through December 31, 2017, there are no indicators of impairment; therefore we did not complete a quantitative assessment this quarter.

Goodwill is recorded on the local books of Coord3 and NMS and foreign currency effects will impact the balance of goodwill in future periods. Our goodwill balance was $8,250,000 and $7,793,000 as of December 31, 2017, and June 30, 2017, respectively, with the increase due to the differences in foreign currency rates at December 31, 2017 compared to June 30, 2017.

4.Intangibles

We acquired intangible assets in addition to goodwill in connection with the acquisitions of Coord3 and NMS in the second quarter of fiscal 2015.  These assets are susceptible to shortened estimated useful lives and changes in fair value due to changes in their use, market or economic changes, or other events or circumstances. We evaluate the potential impairment of these intangible assets whenever events or circumstances indicate their carrying value may not be recoverable.  Factors that could trigger an impairment review include historical or projected results that are less than the assumptions used in the original valuation of an intangible asset, a change in our business strategy or our use of an intangible asset or negative economic or industry trends.

If an event or circumstance indicates that the carrying value of an intangible asset may not be recoverable, we assess the recoverability of the asset by comparing the carrying value of the asset to the sum of the undiscounted future cash flows that the asset is expected to generate over its remaining economic life. If the carrying value exceeds the sum of the undiscounted future cash flows, we compare the fair value of the intangible asset to the carrying value and record an impairment loss for the difference.  We generally estimate the fair value of our intangible assets using the income approach based on a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows, and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental. Actual future operating results and the remaining economic lives of our intangible assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of intangible assets in future periods.  Through December 31, 2017, there are no indications of potential impairment of these intangible assets.

Our intangible assets are as follows (in thousands):

	December 31,		December 31,	June 30,		June 30,
	2017		2017	2017		2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/Distributor Relationships	$3,425	$(1,942)	$1,483	$3,263	$(1,524)	$1,739
Trade Name	2,659	(753)	1,906	2,533	(591)	1,942
Software	677	(385)	292	677	(312)	365
Other	127	(120)	7	121	(94)	27
Total	$6,888	$(3,200)	$3,688	$6,594	$(2,521)	$4,073

Amortization expense was $280,000 and $286,000 for the three month periods ended December 31, 2017 and 2016, respectively.  Amortization expense was $562,000 and $542,000 for the six month periods ended December 31, 2017 and 2016, respectively.  The change in the gross carrying value of $294,000 is due to changes in foreign currency rates from June 30, 2017 to December 31, 2017.

The estimated amortization of the remaining intangible assets by year is as follows (in thousands):

Years Ending June 30,	Amount
2018 (excluding the six months ended December 31, 2017)	584
2019	1,141
2020	722
2021	266
2022	266
after 2022	709
$3,688

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

As of December 31, 2017 and June 30, 2017, we held restricted cash in short-term bank guarantees.    The restricted cash provides financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.  At December 31, 2017 and June 30, 2017,  we had short-term bank guarantees of $46,000 and $239,000 respectively.

At December 31, 2017,  we held a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  We estimated that the fair market value of this investment at December 31, 2017 exceeded $725,000 based on an internal valuation model, which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs:

(i)	the underlying structure of the security;
(ii)	the present value of the future principal, discounted at rates considered to reflect current market conditions; and
(iii)	the time horizon that the market value of the security could return to its cost and be sold.

Under ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) such valuation assumptions are defined as Level 3 inputs.

The following table presents our Short-Term and Long-Term Investments by category at December 31, 2017 and June 30, 2017 (in thousands):

	December 31, 2017
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantees	$46	$46
Mutual Funds	47	47
Time/Fixed Deposits	2,546	2,546
Total Short-Term Investments	$2,639	$2,639

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	3,700	725

Total Investments	$6,339	$3,364

	June 30, 2017
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantees	$239	$239
Time/Fixed Deposits	1,333	1,333
Total Short-Term Investments	$1,572	$1,572

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	$3,700	$725

Total Investments	$5,272	$2,297

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

The following table presents our investments at December 31, 2017 and June 30, 2017 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820 (in thousands).  The fair value of our short-term investments approximates their cost basis.

Description	December 31, 2017	Level 1	Level 2	Level 3
Mutual Funds	$47	$47	$-	$-
Time/Fixed Deposits and Bank Guarantees	2,592	-	2,592	-
Preferred Stock	725	-	-	725
Total	$3,364	$47	$2,592	$725

Description	June 30, 2017	Level 1	Level 2	Level 3
Time/Fixed Deposits and Bank Guarantees	$1,572	$-	$1,572	$-
Preferred Stock	725	-	-	725
Total	$2,297	$-	$1,572	$725

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

8.Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.  When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,957,000 and $1,918,000 at December 31, 2017 and June 30, 2017, respectively, is comprised of the following (in thousands):

	At December 31,	At June 30,
	2017	2017
Component Parts	$5,055	$4,445
Work in Process	5,032	3,864
Finished Goods	5,233	3,157
Total	$15,320	$11,466

9.Property and Equipment

Our property and equipment consisted of the following as of December 31, 2017 and June 30, 2017 (in thousands):

	At December 31,	At June 30,
	2017	2017
Building and Land	$7,874	$7,788
Machinery and Equipment	15,288	16,414
Furniture and Fixtures	1,062	1,054
	24,224	25,256
Less: Accumulated Depreciation	(16,859)	(17,879)
	$7,365	$7,377

Depreciation expense was $307,000 and $294,000 for the three month periods ended December 31, 2017 and 2016, respectively. Depreciation expense was $577,000 and $600,000 for the six month periods ended December 31, 2017 and 2016, respectively.

10.Warranty

Our In-Line and Near-Line Measurement Solutions generally carry a one to three-year warranty for parts and a one-year warranty for labor and travel related to warranty.  Product sales to the forest products industry carry a three-year warranty for TriCam® sensors.  Sales of ScanWorks® have a one-year warranty for parts.  Sales of WheelWorks products have a two-year warranty for parts.  We provide a reserve for warranty based on our experience and knowledge.  Our Off-Line Measurement Solutions generally carry a twelve-month warranty after the machine passes the acceptance test or a fifteen-month warranty from the date of shipment, whichever date comes first, on parts only.

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

Changes to our warranty reserve is as follows (in thousands):

	2017	2016
Beginning Balance at July 1,	$548	$370
Accruals - Current Year	486	423
Settlements/Claims (in cash or in kind)	(610)	(401)
Effects of Foreign Currency	5	(2)
Ending Balance at December 31,	$429	$390

11.Credit Facilities

We had approximately $1,821,000 and $1,705,000 outstanding under our lines of credit and short-term notes payable at December 31, 2017 and June 30, 2017, respectively.  In addition, we had approximately $72,000 of long-term debt outstanding at December 31, 2017 and $171,000 of long-term debt outstanding at June 30, 2017, which is included in ‘Other Long-Term Liabilities’ on our Consolidated Balance Sheet.

On December 4, 2017, we entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either Perceptron or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by our U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers and subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million. At December 31, 2017, our additional available borrowing under this facility was approximately $4.2  million. Security for the Loan Agreement is substantially all of our assets in the U.S.  Interest is calculated at 2.65% above the 30 day LIBOR rate. We are not allowed to pay cash dividends under the Loan Agreement. We had $1,605,000 in borrowings outstanding under the Loan Agreement at December 31,  2017.

Prior to December 4, 2017, we were party to an Amended and Restated Credit Agreement with Comerica Bank.  We had $1,500,000 outstanding at June 30, 2017 under this agreement.  On December 4, 2017, in connection with entering into the Loan Agreement, we repaid in full and terminated our Amended and Restated Credit Agreement with Comerica Bank and related documents.  There were no prepayment fees payable in connection with the repayment of the loan.

During the third quarter of fiscal 2016, our Italian subsidiary, Coord3, exercised an option to purchase their current manufacturing facility.  The total remaining principal payments of €240,000 (equivalent to approximately $288,000) payable over the following 16 months at a 7.0% annual interest rate are recorded in ‘Short-term notes payable’ and ‘Other Long-Term Liabilities’ on our Consolidated Balance Sheet at December 31, 2017.

Our Brazilian subsidiary (“Brazil”) has several credit lines and overdraft facilities with their current local bank.  Brazil can borrow a total of B$401,000  (equivalent to approximately $121,000).  The Brazil facilities are cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rates for these facilities range from 2.75% to 12.30%.  We had no borrowings under these facilities at December 31, 2017 and June 30, 2017, respectively.

12.Severance, Impairment and Other Charges

During the third quarter of fiscal 2016, we announced a financial improvement plan that resulted in a reduction in global headcount of approximately 11%.  This plan was implemented to re-align our fixed costs with our near-term to mid-term expectations for our business.  In addition, during the first quarter of fiscal 2017, we decided to terminate production and marketing of a specific product line due to limitations in its design.  Since this decision was made, we have written off $293,000, net related to inventory and impaired certain customer receivable balances in the amount of $127,000.  We have substantially completed the plan that was announced; as of December 31, 2017, we have incurred total pre-tax cash and non-cash charges relating to the original restructuring plan, as well as the additional charges from the terminated product line, of $3,534,000.

In July 2017, we announced that we had entered into an agreement to settle the civil suit that was filed by 3CEMS, a Cayman Island and People’s Republic of China corporation, in January 2015 (see Note 17, “Commitments and Contingencies – Legal Proceedings” for further discussion).  The settlement of $1,000,000 was recorded as a liability in fiscal 2017.

In January 2018,  a judge in a trade secrets case brought by Perceptron granted the defendants’ motions for recovery of their attorney fees (see Note 19, “Subsequent Events” for further discussion relating to this matter).  A charge in the amount of $675,000 was recorded as a liability at December 31, 2017.

The charges recorded as Severance, Impairment and Other Charges are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Severance and Related Costs	$(17)	$61	$(13)	$175
Court Award	675	-	675	-
Impairment	-	-	(42)	145
Inventory Write-Off	-	-	(14)	397
Total	$658	$61	$606	$717

Severance income for the three months ended December 31, 2017 was primarily associated with an adjustment at our Chinese location.

Severance expense for the three months ended December 31, 2016 was associated with an adjustment at our U.S. location.

Severance income for the six months ended December 31, 2017 was associated with adjustments at our China (income of $15,000) and U.S. (expense of $2,000) locations as we reached final settlements related to several individuals impacted by the reduction in force.  The decrease in the impairment for the six months ended December 31, 2017 was due to a collection of an accounts receivable balance that was previously written off. The decrease of the inventory write-off was due to finding other uses for some of the inventory originally designated as impaired.

Severance expense (income) for the six months ended December 31, 2016 was associated with adjustments at our U.S. (expense of $171,000), Chinese (expense of $82,000) and German (income of $78,000) locations, as we reached final settlements related to several individuals impacted by the reduction in force.

The following table reconciles the activity for the Reserves for Restructuring and Other Charges (in thousands):

	2017	2016
Beginning Balance at July 1,	$1,113	$814
Accruals - Severance Related	(13)	175
Accruals - Court Award	675	-
Payments	(531)	(676)
Ending Balance at December 31,	$1,244	$313

The remaining accrued balance at December 31, 2017 includes payments to be made related to our legal settlement with 3CEMS, which is expected to be paid out over the next 5 months and the China reduction in force, which is expected to be paid within our third quarter of fiscal 2018.  Furthermore, due to our plans to appeal the court decisions in the trade secrets case, the timing of any payments related to this matter is unknown to us at this time.

13.Current and Long-Term Taxes Payable

We acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

14.Other Long-Term Liabilities

Other long-term liabilities at December 31, 2017 and June 30, 2017 include $608,000 and $614,000, respectively for long-term contractual and statutory severance liabilities acquired as part of the purchase of Coord3 that represent amounts that will be payable to employees upon termination of employment.  See Note 11, “Credit Facilities”, for the description of long-term debt included in ‘Other Long-Term Liabilities’ at December 31, 2017.

15.Stock-Based Compensation

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

We recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $142,000 and $197,000 in the three and six month periods ended December 31, 2017, respectively.    We recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $80,000 and $220,000 in the three and six month periods ended December 31, 2016, respectively.  As of December 31, 2017, the total remaining unrecognized compensation cost related to non-vested stock options amounted to approximately $531,000.  We expect to recognize this cost over a weighted average vesting period of 2.1 years.

We  granted 100,000 and 100,000 stock options in the three and six month periods ended December 31, 2017, respectively. We granted 100,000 and 131,500 stock options in the three and six month periods ended December 31, 2016, respectively. The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Weighted average estimated fair value per
share of options granted during the period	$3.96	$3.02	$3.96	$3.00
Assumptions:
Dividend Yield	-	-	-	-
Common Stock Price Volatility	48.70%	48.14%	48.70%	48.05%
Risk Free Rate of Return	2.05%	1.94%	2.05%	1.77%
Expected Option Term (In Years)	6.4	5.4	6.4	5.5

We received zero cash from option exercises under all share-based payment arrangements for both the three and six month periods ended December 31, 2017, respectively.  We received approximately $55,000 and $56,000 in cash from option exercises under all share-based payment arrangements for the three and six month periods ended December 31, 2016, respectively.

Restricted Stock and Restricted Stock Units

Our restricted stock and restricted stock units under the 2004 Plan generally have been awarded by four methods as follows:

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

(3)

Awards to non-management members of our Board of Directors with a subsequent one-third vesting requirement on the first,  second and third anniversaries of the issuance provided the service of the non-management member of our Board of Directors has not terminated prior to the vesting date and are freely transferable after vesting, and

(4)

Awards that are granted with a one-third vesting requirement on the first,  second and third anniversaries of the issuance provided the individual’s employment has not terminated prior to the vesting date and are freely transferable after vesting, including restricted stock units granted as part of the Fiscal Year 2018 Long-Term Incentive Compensation Plan.

The grant date fair value associated with granted restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of our Common Stock on the grant date authorized by our Management Development, Compensation and Stock Option Committee, multiplied by the number of restricted stock and restricted stock unit awards expected to be issued and vested and is amortized over the combined performance and service periods.  The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three and six month periods ended December 31, 2017 was $56,000 and $132,000, respectively.    The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three and six month periods ended December 31, 2016 was $31,000 and $103,000, respectively.  As of December 31, 2017, the total remaining unrecognized compensation cost related to the restricted stock and restricted stock unit awards is approximately $308,000. We expect to recognize this cost over a weighted average vesting period of 2.7 years.

A summary of the status of restricted stock and restricted stock unit awards issued at December 31, 2017 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2017	11,776	$8.08
Granted	85,512	7.67
Vested	(21,518)	7.75
Forfeited or Expired	(400)	7.95
Non-vested at December 31, 2017	75,370	$7.71

Performance Stock Units

During the three months ended December 31, 2017, our Management Development, Compensation and Stock Option Committee granted certain employees 40,150 shares of Performance Share Units (“PSUs”) as part of the Fiscal Year 2018 Long-Term Incentive Compensation Plan.  The Performance Measures were defined by the Committee as a specific Target level of Revenue and Operating Income for each of the following: fiscal year 2018, fiscal year 2019 and fiscal year 2020.  Up to one third of the PSUs can be earned each year based upon actual performance levels achieved in that fiscal year. One half of the award earned each fiscal year is based upon the achievement of each Performance Target in that fiscal year, provided that a minimum level of Operating Income is achieved for that fiscal year.  The actual award level for each fiscal year can range from 50% to 150% (for Revenue Target) or 75% to 200% (for Operating Income Target) of the target awards depending on actual performance levels achieved in each fiscal year compared to that year’s target.    The non-cash stock-based compensation expense recorded for performance  share unit awards for the three month periods ended December 31, 2017 was $67,000.    As of December 31, 2017, the total remaining unrecognized compensation cost related to performance  share unit awards is approximately $279,000. We expect to recognize this cost over a weighted average vesting period of 1.6 years.

Board of Directors Fees

Our Board of Directors’ fees are typically payable in cash on September 1, December 1, March 1, and June 1 of each fiscal year; however, under our 2004 Plan each director can elect to receive our stock in lieu of cash on a calendar year election.  Each of our Directors has elected to receive stock in lieu of cash for calendar year 2017.  On each payment date, we determine the number of shares of Common Stock each Director has earned by dividing their earned fees by the closing market price of our Common Stock on that date.  We issued 12,061 shares and recorded expense of $125,000 to our Directors for their fees during the three month periods ended December 31, 2017.  We issued 29,527 shares and recorded expense of $257,000 to our Directors for their fees during the six month periods ended December 31, 2017.

16.Earnings Per Share

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

Options to purchase 45,217 and 387,774 shares of common stock outstanding in the three months ended December 31, 2017 and 2016, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.  Options to purchase 73,017 and 479,397 shares of common stock outstanding in the six months ended December 31, 2017 and 2016, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

17.Commitments and Contingencies

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

We were a party to a civil suit filed by 3CEMS, a Cayman Islands and People’s Republic of China corporation, in the U.S. District Court for the Eastern District of Michigan and served on us on or about January 7, 2015.  The suit alleged that we breached our contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for our discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders based upon instructions they claimed to have received from us.  The suit alleged damages of not less than $4.0 million.  In July 2017, we entered into an agreement with 3CEMS to settle this suit.  As part of the settlement, we agreed to pay 3CEMS $1,000,000 in four equal payments of $250,000 each over a period of ten  months beginning in August 2017 (see Note 12, “Severance, Impairment and Other Charges” for further discussion).

As part of our routine evaluation procedures, we identified a potential concern regarding the employment status and withholding for several individuals in one of our foreign jurisdictions.  During fiscal 2015, we estimated a range of the potential financial liability related to this matter of €486,000 to €1 million.  We were not able to reasonably estimate the amount within this range that we would be required to pay for this matter.  As a result, in fiscal 2015, we recorded a reserve of €486,000 (equivalent to approximately $582,000) representing the minimum amount we estimated would be paid.  In the fourth quarter of fiscal 2016, we received the final notice regarding this issue, and as a result, we recorded an additional expense of €227,000 (equivalent to approximately $272,000).  To date, we have paid a total of €677,000 (equivalent to approximately $810,000).  We believe that the Slovakian authorities have closed this issue and therefore, in the second quarter of fiscal 2018, we reversed the remaining accrual.

18.Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted by the U.S.  The Act implements comprehensive tax legislation which, among other changes, reduces the federal statutory corporate tax rate from 35% to 21% and implements a territorial tax system that eliminates the ability to credit certain foreign taxes.  Additionally, in December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period, as defined in SAB 118, ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

As we have a June 30 fiscal year end, the lower income tax rates will be phased in, resulting in a blended rate for fiscal 2018 and a 21% rate for years thereafter.   Based on the provisions of the Act, we re-measured our U.S. deferred tax assets and related valuation allowance and adjusted our estimated annual federal income tax rate to incorporate the lower corporate tax rate into our tax provision for the current quarter as the change represents a discrete item for purposes of income tax accounting.  The re-measurement of U.S. deferred tax assets and related valuation allowance at the lower enacted corporate tax rate resulted in a net change of zero.

Furthermore, the new Act repeals the Alternative Minimum Tax (“AMT”) on corporations.  Any AMT credit carryforwards can be used to offset regular tax for any tax year and is refundable, subject to limitation in 2018 - 2021. With this change, we expect to be able to use or monetize the AMT credit in the next four years, and therefore, the valuation allowance recorded against the credit was removed.  As a result, we recorded a tax benefit in the amount of $279,000 in the second quarter of fiscal 2018.

The Act imposes a tax on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated (the “Transition Tax”).   Generally, foreign earnings held in the form of cash and cash equivalents are taxed by the U.S. at a 15.5% rate and the remaining earnings are taxed at an 8% rate. The Transition Tax generally may be paid in installments over an eight-year period.  While we currently have foreign earnings held in the form of cash and cash equivalents, we may be able to use our net operating loss carry forwards included in our existing deferred tax assets to offset the taxable income resulting from the Transition Tax.  In calculating the Transition Tax, we must calculate the cumulative earnings and profits and related tax pools of each of our non-U.S. subsidiaries back to 1987.  We are in the process of evaluating the effect of the Transition Tax on us, and at this time, we cannot make a reasonable estimate of a liability.  As a result, as allowed to us under SAB 118, we have not recorded a liability at December 31, 2017.  We expect to complete this evaluation and related calculations and record any tax due by the end of our fiscal year 2018, although it is possible that it could take us longer to complete this process.

19.Subsequent Event

In May 2017, a judge in a trade secrets case brought by Perceptron granted the defendants’ motions for summary disposition and in January 2018 granted their motions for recovery of their attorney fees in the amount of $675,000, plus interest.  We are appealing the court’s decision to grant summary disposition, and plan to appeal the award of the attorney fees.  In the second quarter of fiscal 2018, we recorded a charge in the amount of $675,000 relating to this matter (see Note 12 “Severance, Impairment and Other Charges” for further discussion).

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

SAFE HARBOR STATEMENT

Certain statements in this report, including statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including our expectation as to our fiscal year 2018 and future results, operating data, new order bookings, revenue, expenses, net income and backlog levels, trends affecting our future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2018 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Whenever possible, we have identified these forward-looking statements by words such as “target,” “will,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “prospects,” “outlook,” “guidance” or similar expressions.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, risks associated with changes in our sales strategy and structure, including the impact of such changes on booking and revenue levels and customer purchase decisions, and the risks and uncertainties discussed from time to time in our periodic reports filed with the Securities and Exchange Commission, including those listed in “Item 1A:  Risk Factors” of our Annual Report on Form 10-K for our fiscal year 2017.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

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

The results of the first half of our fiscal 2018 represent ongoing progress in the turn-around that started with the Financial Improvement Plan that was announced in the third quarter of fiscal 2016.  Our bookings levels have been at least $20.0 million in six of the last seven quarters and our backlog level has consistently been greater than $40.0 million since the first quarter of fiscal 2017.  Our gross profit margin increased by 240 basis points and our operating income has increased 54% in fiscal year-to-date 2018 compared to fiscal year-to-date 2017.  As we continue to see strength in customer demand, we continue to believe we are making substantial progress in our transformation efforts.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Overview – We reported net income of $0.4 million, or $0.04 per diluted share, for the second quarter of fiscal 2018 compared with a net income of $2.5 million, or $0.27 per diluted share, for the second quarter of fiscal 2017.

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

Bookings by geographic location were (in millions):

	Three Months Ended December 31,
	2017		2016		Increase/(Decrease)
Geographic Region
Americas	$6.9	34.5%	$8.5	40.7%	$(1.6)	(18.8%)
Europe	8.0	40.0%	8.6	41.1%	(0.6)	(7.0%)
Asia	5.1	25.5%	3.8	18.2%	1.3	34.2%
Totals	$20.0	100.0%	$20.9	100.0%	$(0.9)	(4.3%)

The decrease in bookings in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017 of $0.9 million, including a favorable currency impact of $0.9 million, is primarily due to a decrease of $2.2 million in our 3D Scanning Solutions and a decrease of $0.6 million in our Value Added Services, partially offset by an increase of $1.3 million in our Off-Line Measurement Solutions and an increase of $0.6 million in our In-Line and Near-Line Measurement Solutions.  On a geographic basis, the $1.6 million decrease in our Americas region is primarily due to a decrease of $0.8 million in our 3D Scanning Solutions, a decrease of $0.6 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.3 million in our Value Added Services,  partially offset by an increase of $0.1 million in our Off-Line Measurement Solutions.  The $0.6 million decrease in our Europe region is primarily due to a decrease of $0.8 million in our 3D Scanning Solutions and a decrease of $0.3 million in our Value Added Services, partially offset by an increase of $0.3 million in our Off-Line Measurement Solutions and an increase of $0.2 million in our In-Line and Near-Line Measurement Solutions. The $1.3 million increase in our Asian region is primarily due to an increase of $1.0 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.9 million in our Off-Line Measurement Solutions, partially offset by a decrease of $0.6 million in our 3D Scanning Solutions.

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

Backlog by geographic location was (in millions):

	As of December 31,
	2017		2016		Increase/(Decrease)
Geographic Region
Americas	$18.0	37.1%	$15.6	37.4%	$2.4	15.4%
Europe	19.6	40.4%	16.2	38.8%	3.4	21.0%
Asia	10.9	22.5%	9.9	23.8%	1.0	10.1%
Totals	$48.5	100.0%	$41.7	100.0%	$6.8	16.3%

The current quarter ending backlog increased by $6.8 million compared to the ending backlog at December 31, 2016.  The increase in our backlog was primarily due to an increase of $6.1 million in our In-Line and Near-Line Measurement Solutions and an increase of $2.9 million in our Off-Line Measurement Solutions, partially offset by a decrease of $1.5 million in our 3D Scanning Solutions and a decrease of $0.7 million in our Value Added Services.  On a geographic basis, the $3.4 million increase in our Europe region is primarily due to an increase of $2.2 million in our In-Line and Near-Line Measurement Solutions, an increase of $1.4 million in our Off-Line Measurement Solutions and an increase of $0.5 million in our Value Added Services, partially offset by a decrease of $0.7 million in our 3D Scanning Solutions.  The $2.4 million increase in our Americas region is primarily due to an increase of $4.1 million in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease of $1.0 million in our Value Added Services, a decrease of $0.5 million in our 3D Scanning Solutions and a decrease of $0.2 million in our Off-Line Measurement Solutions.  The $1.0 million increase in our Asia region is primarily due to an increase of $1.7 million in our Off-Line Measurement Solutions,  partially offset by a decrease of $0.3 million in our 3D Scanning Solutions, a decrease of $0.2 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.2 million in our Value Added Services.

A summary of our operating results is shown below (in millions):

	Three Months Ended December 31,
	2017	% of Sales	2016	% of Sales

Americas Sales	$10.0	49.0%	$9.1	41.7%
Europe Sales	6.4	31.4%	7.7	35.4%
Asia Sales	4.0	19.6%	5.0	22.9%
Net Sales	$20.4	100.0%	$21.8	100.0%

Cost of Sales	13.0	63.7%	12.4	56.9%

Gross Profit	7.4	36.3%	9.4	43.1%

Operating Expenses
Selling, General and Administrative	4.5	22.1%	4.4	20.2%
Engineering, Research and Development	1.8	8.8%	1.6	7.3%
Severance, Impairment and Other Charges	0.6	2.9%	0.1	0.5%

Operating Income	0.5	2.5%	3.3	15.1%

Other Income and (Expenses), net
Interest Expense, net	(0.1)	(0.5%)	(0.1)	(0.5%)
Foreign Currency Gain (Loss), net	-	0.0%	(0.4)	(1.8%)
Other Income, net	-	0.0%	-	0.0%

Income Before Income Taxes	0.4	2.0%	2.8	12.8%
Income Tax Benefit (Expense)	-	0.0%	(0.3)	(1.3%)

Net Income	$0.4	2.0%	$2.5	11.5%

Sales – Net sales of $20.4 million for the second quarter of our fiscal year 2018 decreased $1.4 million, or 6.4%, including a favorable currency impact of $0.6 million, when compared to the same period a year ago.  The decrease is primarily due to a decrease of $2.1 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.9 million in our 3D Scanning Solutions, partially offset by an increase of $1.3 million in our Off-Line Measurement Solutions and an increase of $0.3 million in our Value Added Services.  On a geographic basis, the decrease of $1.3 million in our Europe region is primarily due to a decrease of $1.5 million in our In-Line and Near-Line Measurement Solutions, partially offset by an increase of $0.1 million in our Value Added Services and an increase of $0.1 million in our Off-Line Measurement Solutions.  The decrease of $1.0 million in our Asian region is primarily due to a decrease of $1.2 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.4 million in our 3D Scanning Solutions, partially offset by an increase of $0.6 million in our Off-Line Measurement Solutions.  The increase of $0.9 million in our Americas region is primarily due to an increase of $0.6 million in our In-Line and Near-Line Measurement Solutions, an increase of $0.6 million in our Off-Line Measurement Solutions and an increase of $0.2 million in our Value Added Services, partially offset by a decrease of $0.5 million in our 3D Scanning Solutions.

Gross Profit –Gross profit percentage was 36.3% in the second quarter of fiscal 2018 compared to 43.1% in the same quarter a year ago.  The lower gross profit percentage in the second quarter of fiscal 2018 was primarily due to lower volume of revenue, the mix of revenue, including higher Off-Line Measurement Solutions sales, which are at a lower gross profit level, the timing of certain expenses in cost of goods sold under applicable accounting rules and higher warranty costs.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $4.5 million in the second quarter of fiscal 2018, an increase of $0.1 million compared to the second quarter a year ago.  The increase is primarily due to increases in legal and audit fees of $0.2 million as well as an increase in Board of Directors fees of $0.1 million as a result of the reinstatement of director fees in November 2016, partially offset by a decrease in bad debt expense of $0.2 million.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $1.8 million in the second quarter of fiscal 2018, an increase of $0.2 million compared to the second quarter of fiscal 2017.  The increase is primarily due to increases in employee-related costs due to recent investments in additional resources to develop new products.

Severance, Impairments and Other Charges – Severance, impairments and other charges for the second quarter of fiscal 2018 were $0.6 million,  primarily due to the charge we recorded related to an award of attorney fees in a trade secrets case brought by us, as described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Commitments and Contingencies”, partially offset by an adjustment of severance at our Chinese location.  We have incurred $3.5 million of expense in the financial improvement plan that commenced in March 2016, and we have substantially completed the plan that was announced.  See Note 12, of the Notes to the Consolidated Financial Statements, “Severance, Impairment and Other Charges” contained in this Quarterly Report on Form 10-Q for further discussion.

Interest Expense, net – Net interest expense was $0.1 million for the second quarter of fiscal 2018 compared to a net expense of $0.1 million in the second quarter of fiscal 2017.  The slight improvement was primarily due to less usage of the U.S. credit facility during the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 as well as the continued pay-down of liabilities incurred in the acquisition of Coord3.

Foreign Currency Gain (Loss), net – Foreign Currency Gain (Loss), net was immaterial in the second quarter of fiscal 2018.  The net loss of $0.4 million in the second quarter of fiscal 2017 was primarily related to the Japanese Yen.

Income Taxes – Our effective tax rate for the second quarter of fiscal year 2018 was (4.2%) compared to 10.7% in the second quarter of fiscal year 2017.  We have previously established full valuation allowances against our U.S. Federal, Germany, Japan, Singapore and Brazil net deferred tax assets.  The effective tax rate in fiscal 2018 is impacted by not recognizing tax expenses on pre-tax income in these jurisdictions.  Furthermore, due to the passage of the U.S. Tax Cuts and Jobs Act, we were able to reverse a valuation allowance of $0.3 million that we had previously recorded on Alternative Minimum Tax (“AMT”) credit carryforwards.  See Note 18, of the Notes to the Consolidated Financial Statements, “Income Taxes,” Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Resources and Outlook” and Item 1A, “Risk Factors” contained in this Quarterly Report on Form 10-Q for further discussion.

Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

Overview – We reported net income of $1.9 million, or $0.20 per diluted share, for the first half of fiscal 2018 compared with a net income of $0.1 million, or $0.02 per diluted share, for the first half of fiscal 2017.

Bookings – Bookings represent new orders received from our customers.  We expect the level of new orders to fluctuate from quarter to quarter and do not believe new order bookings during any particular period are indicative of our future operating performance.

Bookings by geographic location were (in millions):

	Six Months Ended December 31,
	2017		2016		Increase/(Decrease)
Geographic Region
Americas	$16.5	38.2%	$19.3	45.2%	$(2.8)	(14.5%)
Europe	17.4	40.3%	14.8	34.7%	2.6	17.6%
Asia	9.3	21.5%	8.6	20.1%	0.7	8.1%
Totals	$43.2	100.0%	$42.7	100.0%	$0.5	1.2%

The increase in bookings in the first half of fiscal 2018 as compared to the first half of fiscal 2017 of $0.5 million, including a favorable currency impact of $2.5 million, is primarily due to an increase of $3.1 million in our Off-Line Measurement Solutions and an increase of $0.2 million in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease of $2.8 million in our 3D Scanning Solutions.  On a geographic basis, the $2.6 million increase in our Europe region is primarily due to an increase of $2.6 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.9 million in our Off-Line Measurement Solutions,  partially offset by a decrease of $0.8 million in our 3D Scanning Solutions and a decrease of $0.1 million in our Value Added Services.  The $0.7 million increase in our Asian region is primarily due to an  increase of $1.8 million in our Off-Line Measurement Solutions,  partially offset by a decrease of $0.8 million in our 3D Scanning Solutions and a decrease of $0.3 million in our In-Line and Near-Line Measurement Solutions.  The $2.8 million decrease in our Americas region is primarily due to a decrease of $2.1 million in our In-Line and Near-Line Measurement Solutions and a decrease of $1.2 million in our 3D Scanning Solutions, partially offset by an increase of $0.4 million in our Off-Line Measurement Solutions and an increase of $0.1 million in our Value Added Services.

A summary of our operating results is shown below (in millions):

	Six Months Ended December 31,
(in million)	2017	% of Sales	2016	% of Sales

Americas Sales	$18.0	45.3%	$14.3	36.4%
Europe Sales	14.2	35.8%	17.7	45.0%
Asia Sales	7.5	18.9%	7.3	18.6%
Net Sales	$39.7	100.0%	$39.3	100.0%

Cost of Sales	24.6	62.0%	25.3	64.4%

Gross Profit	15.1	38.0%	14.0	35.6%

Operating Expenses
Selling, General and Administrative	9.0	22.7%	8.7	22.2%
Engineering, Research and Development	3.5	8.8%	3.2	8.1%
Severance, Impairment and Other Charges	0.6	1.5%	0.8	2.0%

Operating Income	2.0	5.0%	1.3	3.3%

Other Income and (Expenses), net
Interest Income (Expense), net	(0.1)	(0.2%)	(0.2)	(0.5%)
Foreign Currency Gain (Loss), net	-	0.0%	(0.3)	(0.8%)
Other Income and (Expense), net	-	0.0%	-	0.0%

Income Before Income Taxes	1.9	4.8%	0.8	2.0%
Income Tax Benefit (Expense)	-	0.0%	(0.7)	(1.8%)

Net Income	$1.9	4.8%	$0.1	0.2%

Sales – Net sales of $39.7 million for the first half of our fiscal year 2018 increased $0.4 million, or 1.0%, including a favorable currency impact of $1.0 million, when compared to the same period a year ago.  The increase is primarily due to an increase of $0.8 million in our Value Added Services, an increase of $0.3 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.3 million in our Off-Line Measurement Solutions, partially offset by a decrease of $1.0 million in our 3D Scanning Solutions.  On a geographic basis, the increase of $3.7 million in our Americas region is primarily due to an increase of $3.8 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.5 million in our Value Added Services, partially offset by a decrease of $0.6 million in our 3D Scanning Solutions.  The increase of $0.2 million in our Asian region is primarily due to an increase of $1.1 million in our Off-Line Measurement Solutions,  partially offset by a decrease of $0.5 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.4 million in our 3D Scanning Solutions.  The decrease of $3.5 million in our Europe region is primarily due to a decrease of $3.0 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.8 million in our Off-Line Measurement Solutions, partially offset by an increase of $0.3 million in our Value Added Services.

Gross Profit –Gross profit percentage was 38.0% in the first half of fiscal 2018 compared to 35.6% in the same period a year ago.  The higher gross profit percentage in the first half of fiscal 2018 was primarily due to the higher volume level of sales as well as the mix of revenue, increased efficiencies and the timing of certain expenses in cost of goods sold under applicable accounting rules.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $9.0 million in the first half of fiscal 2018, an increase of $0.3 million compared to the same period a year ago.  The increase is primarily due to increases in Board of Director fees of $0.2 million as a result of the reinstatement of director fees in November 2016, as well as in legal and audit fees of $0.1 million.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $3.5 million in the first half of fiscal 2018, an increase of $0.3 million compared to the same period of fiscal 2017.  The increase is primarily due to increases in employee-related costs of $0.4 million, partially offset by a decrease of $0.1 million related to specialized supplies utilized in the development of our products.

Severance, Impairments and Other Charges – Severance, impairments and other charges for the first half of fiscal 2018 was $0.6 million,  primarily due to the charge we recorded related to an award of attorney fees in a trade secrets case brought by us, as described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Commitments and Contingencies”, partially offset by an adjustment related to severance at our Chinese location, a collection of an accounts receivable balance that was previously written off, as well as a reduction in the inventory write-off due to finding other uses for some of the inventory originally designated as impaired.  We have incurred $3.5 million of expense related to the financial improvement plan that commenced in March 2016, and we have substantially completed the plan that was announced.  See Note 12, of the Notes to the Consolidated Financial Statements, “Severance, Impairment and Other Charges” contained in this Quarterly Report on Form 10-Q for further discussion.

Interest Expense, net – Net interest expense was $0.1 million for the first half of fiscal 2018 compared to a net expense of $0.2 million in the first half of fiscal 2017.  The improvement was primarily due to less usage of the U.S. credit facility during the first half of fiscal 2018 compared to the first half of fiscal 2017, as well as the continued pay-down of liabilities incurred in the acquisition of Coord3.

Foreign Currency Gain (Loss), net – Foreign Currency Gain (Loss), net was immaterial in the first half of fiscal 2018.  The net loss of $0.3 million in the first half of 2017 was primarily related to the Japanese Yen and the Brazilian Real.

Income Taxes – Our effective tax rate for the first half of fiscal year 2018 was (3.3%) compared to 87.5% in the first half of fiscal year 2017.  We have previously established full valuation allowances against our U.S. Federal, Germany, Japan, Singapore and Brazil net deferred tax assets.  The effective tax rate in fiscal 2018 is impacted by not recognizing tax expenses on pre-tax income in these jurisdictions.  Furthermore, due to the passage of the U.S. Tax Cuts and Jobs Act, we were able to reverse a valuation allowance of $0.3 million that we had previously recorded on AMT credit carryforwards.  See Note 18, of the Notes to the Consolidated Financial Statements, “Income Taxes,” Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Resources and Outlook” and Item 1A, “Risk Factors” contained in this Quarterly Report on Form 10-Q for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund product development and capital expenditures as well as support working capital requirements. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and borrowings under available credit facilities.

Cash on Hand.  Our cash and cash equivalents were $6.3 million at December 31, 2017, compared to $3.7 million at June 30, 2017.

Cash Flow.  The $2.6 million increase in cash from June 30, 2017 to December 31, 2017 was primarily related to $4.0 million of cash provided by operations and $0.1 million impact from changes in exchange rates, partially offset by $1.5 million of cash used for investing activities.

During the six-month period ended December 31, 2017, cash provided by operations resulted from cash inflows related to working capital changes of $0.8 million, our net income of $1.9 million and $1.3 million in adjustments from non-cash items.  Cash changes in working capital items resulted from cash provided by accounts receivable of $5.0 million and accounts payable of $0.7 million, partially offset by cash used by net inventory purchases of $3.5 million, other assets and liabilities of $0.7 million, and net payments of accrued liabilities and expenses of $0.7 million.  The decrease in accounts receivable primarily relates to the timing of our cash collections, primarily from the strong sales levels we experienced in the fourth quarter of fiscal 2017 in the U.S.  The change in payables is due to timing of payments on increased inventory purchases in the period.    The increase in inventory relates to purchases required for our new products that were introduced in the second quarter of fiscal 2018, several “end of life” purchases for specific components related to products that will be replaced by the new products and the timing of projects in process compared to shipments to our end customers.  The change in other current assets and liabilities relates primarily to the timing of several prepaid assets, including our corporate insurance coverage which renews on July 1st each year.  Finally, the decrease in accrued expenses and liabilities is primarily due to payment on the restructuring reserve related to the previously announced financial improvement plan,  the legal settlement that was announced in July 2017, as well as annual bonus payments made in the first quarter of fiscal 2018 that related to fiscal year 2017 performance, partially offset by the charge we recorded related to an award of attorney fees in a trade secrets case brought by us.

Cash used for investing activities in the first half of fiscal 2018 is due to the net purchases of short-term investments of $1.0 million and capital expenditures of $0.5 million.

Working Capital Reserves.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders as well as the age and usage of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the six-month period ended December 31, 2017, we increased our reserve for obsolescence by an immaterial amount.

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay their outstanding balance due to us, and the condition of the general economy and the industry as a whole.  We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  During the six-month period ended December 31, 2017, we decreased our allowance for doubtful accounts by an immaterial amount.

Investments.    At December 31, 2017, we had short-term investments totaling $2.7 million and a long-term investment recorded at $0.7 million compared to short-term investments totaling $1.6 million and a long-term investment recorded at $0.7 million at June 30, 2017.  See Note 6, of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments” contained in this Quarterly Report on Form 10-Q for further information on our investments and their current valuation.  The market for our long-term investment is currently illiquid.  In our short-term investments, an immaterial amount serves as collateral for bank guarantees that provide financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

Credit Facilities.  We had approximately $1.8 million and $1.7 million outstanding under our lines of credit and short-term notes payable at December 31, 2017 and June 30, 2017, respectively.  In addition, we had approximately $0.1 million and $0.2 million in long-term debt outstanding included in “Other Long-Term Liabilities” at December 31, 2017 and June 30, 2017, respectively, on our Consolidated Balance Sheet.

On December 4, 2017, we entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either Perceptron or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by our U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances, of U.S. customers and, subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million. At December 31, 2017, our additional available borrowing under this facility was approximately $4.2  million. Security for the Loan Agreement is substantially all of our assets in the U.S.  Interest is calculated at 2.65% above the 30 day LIBOR rate. We are not allowed to pay cash dividends under the Loan Agreement. We had $1.6 million in borrowings outstanding under our Loan Agreement at December 31,  2017.

Prior to December 4, 2017, we were party to an Amended and Restated Credit Agreement with Comerica Bank.  We had $1.5 million outstanding at June 30, 2017 under this agreement.    On December 4, 2017, in connection with entering into the Loan Agreement, we repaid in full and terminated our Amended and Restated Credit Agreement with Comerica Bank and related documents. There were no prepayment fees payable in connection with the repayment of the loan.

During the third quarter of fiscal 2016, our Italian subsidiary, Coord3, exercised an option to purchase their current manufacturing facility.  The total remaining principal payments of €0.2 million (equivalent to approximately $0.3 million) payable over the following 16 months at a 7.0% annual interest rate are recorded in “Short-term notes payable” and “Other Long-Term Liabilities” on our Consolidated Balance Sheet at December 31, 2017.

Our Brazilian subsidiary (“Brazil”) has several credit lines and overdraft facilities with their current local bank.  Brazil can borrow a total of B$0.4 million (equivalent to approximately $0.1 million).  The Brazil facilities are cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rates for these facilities range from 2.75% to 12.30%.  We had zero in borrowings under these facilities at December 31, 2017 and June 30, 2017, respectively.

Commitments and Contingencies.  As part of our routine evaluation procedures, we identified a potential concern regarding the employment status and withholding for several individuals in one of our foreign jurisdictions.  During fiscal 2015, we estimated a range of the potential financial liability related to this matter of €0.5 million to €1.0 million.  We were not able to reasonably estimate the amount within this range that we would be required to pay for this matter.  As a result, in fiscal 2015, we recorded a reserve of €0.5 million (equivalent to approximately $0.6 million) representing the minimum amount we estimated would be paid.  In the fourth quarter of fiscal 2016, we received the final notice regarding this issue, and as a result, we recorded an additional accrual of €0.2 million (equivalent to approximately $0.3 million).  To date, we have paid a total of €0.7 million (equivalent to approximately $0.8 million).  We believe that the Slovakian authorities have closed this issue and therefore, in the second quarter of fiscal 2018, we reversed the remaining accrual.

We were a party to a civil suit filed by 3CEMS, and served on us on or about January 7, 2015.  The suit alleged damages of not less than $4.0 million.  In July 2017, we entered into an agreement with 3CEMS to settle this suit.  As part of the settlement, we agreed to pay 3CEMS $1.0 million in four equal payments over a period of ten months beginning in August 2017. See Note 12 to the Consolidated Financial Statements, “Severance, Impairment and Other Charges”, contained in this Quarterly Report on Form 10-Q for further discussion.

In May 2017, a judge in a trade secrets case brought by Perceptron granted the defendants’ motions for summary disposition and in January 2018 granted their motion for recovery of their attorney fees in the amount of $0.7 million, plus interest.    We are appealing the court’s decision to grant summary disposition and plan to appeal the award of attorney fees. In the second quarter of fiscal 2018, we recorded a charge in the amount of $0.7 million relating to this matter.

See Note 17, of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies”, and Note 19 “Subsequent Events” contained in this Quarterly Report on Form 10-Q.  See Item 3, “Legal Proceedings” and Note 12, of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies” contained in our Annual Report on Form 10-K for fiscal year 2017 for a discussion of certain other contingencies relating to our liquidity, financial position and results of operations.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies” of our Annual Report on Form 10-K for fiscal year 2017.

Capital Spending.  We spent $0.5 million on capital equipment in the first six months of fiscal 2018 compared to $0.2 million in the first six months of fiscal 2017 as we continue to closely scrutinize all potential capital projects compared to our current cash balances.

Capital Resources and Outlook.    Information in this “Outlook” section should be read in conjunction with the “Safe Harbor Statement,” cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

At December 31, 2017, we had $9.0 million in cash, cash equivalents and short-term investments of which $8.7 million, or approximately 97%, was held in foreign bank accounts. We have not been repatriating our foreign earnings.  On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted by the U.S. The Act implements comprehensive tax legislation which, among other changes, imposes a tax on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated (the “Transition Tax”).  Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate and the remaining earnings are taxed at an 8% rate. While we currently have foreign earnings held in the form of cash and cash equivalents, the Transition Tax generally may be paid in installments over an eight-year period.  In calculating the Transition Tax, we must calculate the cumulative earnings and profits and related tax pools of each of our non-U.S. subsidiaries back to 1987.  We have the option to either pay any such Transition Tax over the eight year period or to use our net operating loss carry forwards included in our existing deferred tax assets to offset the taxable income resulting from the Transition Tax. We are in the process of evaluating the effects of the Transition Tax on us. We expect to complete this evaluation and related calculations and record any tax due by the end of our fiscal year 2018, although it is possible that it could take us longer to complete this process.  In addition, as a result of the Act and the payment of the Transition Tax, we may be in a position to repatriate our past and future foreign earnings to the U.S. in a more cost effective manner than under prior law, which could positively impact our liquidity in the U.S. Any such repatriation may be subject to taxation under foreign laws or the laws of the State of Michigan. See Note 18, of the Notes to the Consolidated Financial Statements, “Income Taxes,” Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Resources and Outlook” and Item 1A, “Risk Factors” contained in this Quarterly Report on Form 10-Q for further discussion.

Our current outlook for the remainder of fiscal 2018 is based on our internal projections about the market and related economic conditions, estimated foreign currency exchange rate effects, as well as our understanding of our key customers’ plans for their retooling projects. If our key customers’ plans differ from our understanding, this could have an adverse impact on our outlook.

We believe our sales for the third quarter of fiscal 2018 will be in the range of $18.0 million to $21.0 million.  For our full fiscal year 2018, we expect revenue growth to be in the mid-single digits compared to fiscal 2017 as we anticipate capitalizing on the successes we had in fiscal 2017, continuing to benefit from an improving long-term revenue trend as well as considering our current backlog levels.

After giving recognition to the factors discussed above, we expect that the full fiscal year of 2018 operating income could improve compared to fiscal 2017, if we are successful at identifying and implementing efficiencies and cost reductions as well as continue to progress with our long-term growth strategy and diversification program. Based on our business plan, we believe our level of cash, cash equivalents, short-term investments, credit facilities and expected cash flows in each jurisdiction is sufficient to fund our fiscal 2018 cash flow requirements.  We continue to expect capital spending to be less than $2.0 million during fiscal 2018, although there is no binding commitment to do so.  Furthermore, the level of our capital spending is dependent on our continued financial improvement.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations are described in our Form 10-K for the year ended June 30, 2017. There have been no material changes to that information since June, 2017, other than entering into the Loan Agreement with Chemical Bank and the related termination of our Amended and Restated Credit Agreement with Comerica Bank. See Note 11, of the Notes to the Consolidated Financial Statements, “Credit Facilities” and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Credit facilities” contained in this Quarterly Report on Form 10-Q for further discussion.

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

Foreign Currency Risk.    We have foreign currency exchange risk in our international operations arising from the time between sales commitment and delivery for contracts entered into in currencies other than the U.S. Dollar. For sales backlog entered into in currencies other than the U.S. Dollar, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150-day range.  At December 31, 2017, our backlog in currencies other than the U.S. Dollar was approximately 64% or $31.2 million, compared to 64% or $26.7 million at December 31, 2016.  We are most vulnerable to changes in U.S. Dollar/Euro, U.S. Dollar/Chinese Yuan and U.S. Dollar/Japanese Yen exchange rates.

The potential change in our net income that would result from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. Dollars for the three months and six months ended December 31, 2017, would have been an immaterial amount and $0.1 million, respectively.  This sensitivity analysis assumes there are no changes other than the exchange rates.  This analysis has inherent limitations, including that it disregards the possibility that (i) the exchange rates of multiple foreign currencies may not always move in the same direction or the percentage relative to the value of the U.S. Dollar and (ii) changes in exchange rates may impact the volume of sales.

Interest Rate Risk.    We invest our cash and cash equivalents in high quality, short-term investments, primarily with terms of three months or less.  Based on our outstanding credit facilities and invested cash balances at December 31, 2017, a 1% increase in interest rates would have an immaterial impact on our interest expense and a 1% decrease in interest rates would have an immaterial effect on our interest income.  As a result, we do not currently hedge these interest rate exposures.

Uncertainties in Credit Markets.    At December 31, 2017,  we hold a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Our long-term investment is subject to risk due to a decline in value of the investment.  The investment is currently recorded at $0.7 million, after consideration of impairment charges recorded in fiscal years 2008 and 2009.

Based on our current business plan, cash and cash equivalents and our short-term investments of $9.0 million at December 31, 2017 as well as the existing availability on our credit facilities, we do not currently anticipate that the lack of liquidity in this long-term investment will affect our ability to operate or fund our currently anticipated fiscal 2018 cash flow requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Information.”

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2017 identified in connection with our evaluation that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1A.    RISK FACTORS

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted by the U.S. As a result of the enactment of the Act, we have added a risk factor set forth below. Except as set forth below, there have been no material changes made to the risk factors listed in “Item 1A: Risk Factors” of our Annual Report on Form 10-K for fiscal year 2017.

We are currently evaluating the provisions of the Tax Cuts and Jobs Act (the “Act”) and so do not know the full impact of the Act on us and our results of operations and liquidity.

On December 22, 2017, the Act was enacted by the U.S. The Act implements comprehensive tax legislation. The changes in the Act are broad and complex. We are in the process of evaluating the impact of the Act on us, including a tax on the prior untaxed foreign earnings of our foreign subsidiaries that are deemed to be repatriated, the use of our alternative minimum tax credit carry forwards and the re-measurement of our U.S. deferred tax assets and related valuation allowances.  From time to time, we may make forward looking statements and provide estimates as to the impact of the Act on us. The final impacts of the Act may differ from such statements or estimates, possibly materially, due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates we have utilized to calculate the impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending June 30, 2018, although it is possible that it could take us longer to complete this process.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our purchases of our Common Stock during the second quarter of fiscal 2018 were as follows:

Period	Total Number of Share/Units Purchased	Average Price Paid Per Share/Unit	Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)

October 1 to October 31	-	$-	-	-
November 1 to November 30	317	$7.73	-	-
December 1 to December 31	-	$-	-	-
(1)

During the second quarter of fiscal 2018, we withheld these shares from restricted stock grants under the our 2004 Stock Incentive Plan (the “Plan”) to satisfy the individual’s tax withholding obligations upon the vesting of the related restricted stock grants, as provided for in the Plan.

ITEM 6.EXHIBITS

10.51

Loan Agreement, dated December 4, 2017, between the Company and Chemical Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 6, 2017, File No. 000-20206.

10.52

Promissory Note, dated December 4, 2017, between the Company and Chemical Bank, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 6, 2017, File No. 000-20206.

10.53

Third Amendment to Standstill Agreement, dated December 18, 2017, between the Company, Harbert Discovery Fund LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 21, 2017, File No. 000-20206.

10.54

Third Amendment to Voting Agreement, dated December 18, 2017, between the Company, Moab Partners, L.P. and Moab Capital Partners, LLC, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 21, 2017, File No. 000-20206.

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

Perceptron, Inc.
(Registrant)

Date: February 5, 2018	By:	/s/ David L. Watza
David L. Watza
President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Date: February 5, 2018	By:	/s/ Michelle O. Wright
Michelle O. Wright
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)