Form 10-K
period 2018-06-30
PERCEPTRON INC/MI
filed 2018-08-30
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

The aggregate market value of the voting stock held as of the registrant’s most recently completed second fiscal quarter by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2017, as reported by the NASDAQ Global Market, was approximately $84,000,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of Common Stock, $0.01 par value, issued and outstanding as of August 21, 2018, was 9,555,767.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2018	Part III, Items 10-14
Annual Meeting of Shareholders

PART I

ITEM 1:	BUSINESS

General

Perceptron, Inc. (“Perceptron”, “we”, “us” or “our”) develops, produces and sells a comprehensive range of automated industrial metrology products and solutions to manufacturing organizations for dimensional gauging, dimensional inspection and 3D scanning.  Products include 3D machine vision solutions, robot guidance, coordinate measuring machines, laser scanning and advanced analysis software.  Our customers which include global automotive, aerospace and other manufacturing companies, rely on Perceptron's metrology solutions to assist in managing their complex manufacturing processes to improve quality, shorten product launch times and reduce costs.  Headquartered in Plymouth, Michigan, Perceptron has subsidiary operations in Brazil, China, Czech Republic, France, Germany, India, Italy, Japan, Slovakia, Spain and the United Kingdom.

Our products are categorized as follows:

In-Line, Near-Line and Off-Line Measurement Solutions (“Measurement Solutions”).  Sales of these products involve the development, manufacture and installation of:

•	In-Line fixed and robot-mounted laser-based, non-contact dimensional gauging systems used in original equipment manufacturing plants and component supplier plants;
•	In-Line laser-based, non-contact systems that perform gauging for and intelligent guidance of industrial robots in the performance of a variety of complex automated assembly operations;
•	Near-Line robot-mounted laser-based, non-contact dimensional gauging systems used in original equipment manufacturing plants and component supplier plants; and
•	Off-Line inspection and gauging cells comprising Coordinate Measuring Machines (“CMM”) or industrial and collaborative robotic solutions integrated with laser-based non-contact scanning sensors.

3D Scanning Solutions.  Sales of these products involve the development, manufacture and marketing of laser-based sensors and software for the following applications:

•	Laser scanning sensors and metrology software for three-dimensional measurement on CMM for the reverse engineering and automated component inspection markets;
•	Laser scanning sensors integrated into vehicle wheel-alignment machines installed in automotive assembly plants.

Value Added Services.  Perceptron offers the following value added services to customers:

•	Training;
•	Field Service and Calibration;
•	Launch Support Services;
•	Consulting Services; and
•	Equipment and Software Maintenance Agreements.

Markets

Perceptron has a long history serving the global automotive manufacturing market with advanced technology.  In fiscal 2018, 2017 and 2016, automotive sales represented approximately 82%, 85% and 65% of total sales, respectively.  We have product offerings encompassing numerous manufacturing processes, including complex part assembly, automotive body construction, industrial robotic guidance for complex assembly applications, gauging cells, coordinate measuring solutions and reverse engineering.

Products and Applications

Measurement Solutions

Perceptron’s In-Line and Near-Line measurement solutions are based on our scanning sensors and software developed by combining Helix® and TriCam® sensors with Vector software.  Our Off-Line measurement solutions are based on a full CMM line plus measuring software.  Measurement Solutions in our fiscal year 2018, 2017, and 2016 represented 91%, 90% and 90% of total sales, respectively.

In-Line and Near-Line

AutoGauge®: Our dimensional gauging systems are used in assembly and fabrication plants to contain, correct and control the quality of complex assemblies. AutoGauge® systems are placed directly in the manufacturing line or near the line to automatically measure critical dimensional characteristics of parts using non-contact, laser triangulation sensors.

AutoGauge®ACF: Our near-line robotic systems utilize Perceptron’s AccuSiteTM optical tracking technology to eliminate the need to correlate to a CMM by making all measurements accurate. These systems are used in assembly and manufacturing facilities to replace traditional checking fixtures. Virtually everything about AutoGauge®ACF is automatic – from high speed data collection, to real-time reporting and analysis.  AutoGauge®ACF measures parts within minutes, greatly increasing inspection throughput compared to CMMs, ring gauges, manual tools and other optical metrology systems.  This is a newer product that we launched during our fiscal year ending June 30, 2018.

AutoFit®: Our gap and flush systems are primarily used in automotive manufacturing plants to contain, correct and control the fit of exterior body panels. These systems automatically measure, record and display the gap and flushness of parts most visible to the automobile consumer such as gaps between front and rear doors, hoods and fenders as well as deck lids and rear quarter panels. These measurements can be conducted throughout the manufacturing process, including in the body shop during assembly of non-painted vehicles and in the final assembly area after the vehicle has been painted.  AutoFit® can measure vehicles while in motion along the assembly line or in a stationary position.  During our fiscal year ending June 30, 2018, we made significant advancements in the algorithms that we use to process the data gathered by our sensors which results in significantly improved information for our customers.

AutoGuide®:  Our robot guidance systems are used by manufacturing companies for flexible automated assembly applications.  These systems utilize Perceptron sensors and measurement technology to guide and control robotic assembly operations.  AutoGuide® systems calculate the difference between theoretical and actual relationships of a robot to the part being assembled and communicate compensation data in six degrees of freedom to the robot.  AutoGuide® supports numerous robotic assembly applications including automotive windshield insertion, roof loading, hinge mounting, door attachment and sealant application.  During our fiscal year ending June 30, 2018, we reworked and optimized our robot guidance platform for the simpler requirements of de-racking, seam sealing and glue bead applications. The large field of view Helix®evo X300 sensor and one-glance dashboard eliminate the need for precision fixtures, large conveyors and station operators and part handlers. With the streamlined interface for these specific applications, station setup time can now be completed in hours, not days.

Helix®evo:  Our Helix®evo sensor family takes 3D scanning to the next level, improving performance through faster measuring and increased overall system robustness. Helix®evo utilizes a green laser to measure the multitude of materials used in today’s manufacturing, such as chrome, aluminum, sheet metal and painted surfaces. Its scan acquisition provides accurate feature extraction along with the pristine scan quality required for form analysis. Helix®evo also uses a single power over ethernet cable which reduces the number of auxiliary components required and is designed for fast and accurate measurement on the plant floor.

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

3D Scanning Solutions

3D Scanning Solutions in our fiscal year 2018, 2017, and 2016 represented 3%, 7% and 6% of total sales, respectively.

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

Value Added Services

Value Added Services: Value Added Services sales in our fiscal year 2018, 2017, and 2016 represented 6%, 3% and 4% of total sales, respectively.  Value Added Services include training, field service, calibration, launch support services, consulting services, maintenance agreements and repairs.

Sales and Marketing

We market our in-line and near-line products directly to end-user Original Equipment Manufacturer (“OEM”) customers and through manufacturing line builders and system integrators. We market our Coord3 CMM product line through both direct sales and value added resellers.

Perceptron’s principal customers for measurement solution products have historically been automotive manufacturing companies that we either sell to directly or through manufacturing line builders, system integrators or assembly equipment manufacturers.  These products are typically purchased for installation in connection with retooling programs undertaken by these companies.  Because sales are dependent on the timing of customers’ retooling programs, sales by customer vary significantly from year to year.  For our fiscal years 2018, 2017 and 2016, approximately 41%, 36% and 34%, respectively, of our “Net Sales” on our Consolidated Statements of Operations were derived from sales directly to our four largest automotive end-user customers.  We also sell to manufacturing line builders, system integrators and assembly equipment manufacturers, who in turn sell to our automotive customers.  For our fiscal years 2018, 2017 and 2016, approximately 7%, 11% and 8%, respectively, of our net sales were to manufacturing line builders, system integrators and original equipment manufacturers for the benefit of the same four largest automotive end-user customers in each respective year.  During our fiscal years 2018, 2017 and 2016, direct sales to General Motors Company accounted for approximately 17%, 14% and 12%, respectively, and direct sales to Volkswagen Group accounted for approximately 15%, 16% and 17%, respectively, of our total net sales.

Manufacturing and Suppliers

Our manufacturing operations consist primarily of final assembly and calibration of hardware components and the development, testing and integration of our software with these hardware components.  We build our products from a combination of commercially available parts and uniquely-designed and manufactured parts.  The components are primarily manufactured by third parties.  Individual components such as printed circuit boards are manufactured and supplied by third parties.  We believe a low level of vertical integration gives us significant manufacturing and inventory flexibility and minimizes total product costs.

We purchase certain component parts and assemblies from single and multi-source suppliers.  With respect to the majority of our components, we believe that alternative suppliers could be found if existing suppliers could not ship to us.  Many of our components are customized for our specific manufacturing needs.  Due to these specifications, various lead times would be required, based on the specific component that needed to be re-sourced.  Component supply shortages in certain industries, including the electronics industry, have occurred in the past and are possible in the future due to imbalances in supply and demand.  We use global purchasing sources to minimize the risk of part shortages.  We have not experienced significant component supply shortages from single source suppliers in recent years. However, in fiscal 2017 some of our suppliers informed us that a few of our components were at “end-of-life” and so have been discontinued.  We have launched new products that do not require these “end-of-life” components in significant quantities going forward.  Significant delays or interruptions in the delivery of components, assemblies or products by suppliers, or difficulties or delays in shifting manufacturing capacity to new suppliers, could have a material adverse effect on us.

International Operations

Europe:  Our European operations contributed approximately 40%, 41% and 45%, of our net sales during our fiscal years ended June 30, 2018, 2017, and 2016, respectively.  Our wholly-owned subsidiary, Perceptron Europe B.V. (“Perceptron B.V.”), formed in The Netherlands, holds a 100% equity interest in Perceptron (Europe) GmbH (“Perceptron GmbH”) and Coord3 s.r.l. (“Coord3”).  Perceptron GmbH is located in Munich, Germany and is the operational headquarters for our European market.  We own subsidiaries that operate direct sales, application and support offices in Vélizy-Villacoublay, France, Barcelona, Spain, Birmingham, UK and Bratislava, Slovakia.  Coord3 is a CMM designer and manufacturer in Bruzolo, Italy.  Furthermore, we own a software development company, Next Metrology Software s.r.o. in Prague, Czech Republic.  At June 30, 2018, we had 138 employees in our European operations.

Asia:  Our Asian operations contributed approximately 19%, 20% and 22% of our net sales during our fiscal years ended June 30, 2018, 2017, and 2016, respectively. We own subsidiaries that operate direct sales, application and support offices in Tokyo, Japan; Shanghai and Beijing, China; and Delhi and Chennai, India to service our customers in Asia.  At June 30, 2018, we had 61 employees in our Asian operations.

South America:  We have a direct sales, application and support office in Sao Paulo, Brazil to service customers in South America. At June 30, 2018, we had 5 employees in our Brazilian operations.

Our foreign operations are subject to certain risks typically encountered in such operations, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic and local policies of foreign governments and the laws and policies of the U.S. and local governments affecting foreign trade and investment.  For information regarding net sales and identifiable assets of our non-U.S. based operations, see Note 19, of the Notes to the Consolidated Financial Statements, “Segment and Geographic Information”, contained in Item 8 of this Annual Report on Form 10-K.

Competition

We believe our products provide cost-efficient and complete solutions for our customers in terms of system capabilities, level of support and competitive pricing for the value provided, which we believe are the principal competitive factors in our markets. We also believe the technology within our products is more advanced than our competition.

There are a number of companies that sell similar and/or alternative technologies and methods into the same markets and regions as Perceptron. We believe there may be entities, some of which may be larger and have greater resources than our resources, that could develop technology and products which could prove to be competitive with us.   We also believe that certain existing or potential customers may be capable of internally developing their own technology.  See Item 1A: “Risk Factors” titled “There are a number of companies offering competitive products in our markets, or developing products to compete with our products, which could result in a reduction in our revenues through lost sales or a reduction in prices”.

Backlog

As of June 30, 2018, we had a backlog of $47.5 million, compared to $45.0 million at June 30, 2017.  Most of our backlog is subject to cancellation or delay by the customer, often with limited or no penalties.  Historically, cancellations of orders once they have been booked have been very infrequent although several cancellations have occurred during the last two fiscal years.  The level of our backlog at any particular time is not necessarily indicative of our future operating performance.  We expect to be able to fill substantially all of the orders in our backlog by June 30, 2019.

Research and Development

During fiscal year 2018, our research and development efforts focused on developing new and improved hardware and software subsystems to support the range of our industry-proven solutions. Developments accomplishments included:

•	The release of the Helix®evo sensor family that increases the accuracy, speed and robustness of this unique 3D scanner.
•	The employment of lean, single-piece flow manufacturing for the construction of Helix®evo, resulting in substantially reduced labor, reduced lead time and increased product uniformity.
•	The creation of a cost-reduced and mass-optimized family of Helix®evo sensor mounts that reduces the material and labor required when installing systems in our customers’ plants.
•	The development of a modular family of plant-floor ready 3D image processing computers that allows tight control of the cost of a delivered system.
•	The addition of the X0300 member of the Helix®evo family that, when combined with an advanced set of algorithms, facilitates robot guidance applications in the de-racking arena.
•

The completion of the AccuSite™ external tracking hardware and software suite that is being delivered to a global automotive OEM of luxury vehicles to control dimensions of closure panels for a new auto platform.

We continue to focus on value engineering our hardware and software solutions to remove costs from all phases of our product lifecycle. We believe this investment in our products provides ongoing competitive advantages in all our markets.

As of June 30, 2018, 54 of our employees were focused primarily on research, development and engineering.  For our fiscal years ended June 30, 2018, 2017 and 2016, our research, development and engineering expenses were $8.0 million, $6.8 million and $7.4 million, respectively.

Patents, Trade Secrets and Confidentiality Agreements

As of June 30, 2018, we own 18 U.S. patents that have been granted to us which relate to various products and processes manufactured, used, and/or sold.  We also own 5 foreign patents that have been granted to us in Europe, China and Japan and we have 5 patent applications pending in foreign locations.  The U.S. and foreign patents expire from 2018 through 2031.  In addition, we hold perpetual licenses to more than 35 other U.S. patents including rights to practice 7 U.S. patents for non-forest product related applications that were assigned in conjunction with the sale of a previous business unit in 2002, and rights to practice 9 U.S. patents that were sold in conjunction with the sale of another prior business line in August 2012.  The expiration dates for these licensed patents range from 2018 to 2031.

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

Employees

During our fiscal year 2016, we implemented a financial improvement plan that resulted in a reduction in global headcount of approximately 10%.  The plan was implemented to re-align our fixed costs with our near-to mid-term expectations for our business. The financial improvement plan included headcount reductions and position eliminations spread across our geographic regions, departments and roles.  In fiscal 2018, we announced that we were substantially complete with this plan and we started to invest in additional resources to develop new products. This investment has primarily been in the form of hiring additional full-time staff in our Engineering, Research and Development area.

As of June 30, 2018, we have 337 employees worldwide. All of our employees were employed on a full-time basis and 133 are located in North America. The remainder are distributed across the globe as identified above in International Operations.  In Italy, we have 57 employees covered by Italy’s National Collective Bargaining Agreement for employees in the mechanical engineering industry.  The agreement was signed in November 2016 and it will be valid for 3 years. None of our other employees are covered by a collective bargaining agreement.  We believe our relations with our employees are good.

Available Information

Perceptron’s Internet address is www.perceptron.com.  On our website, we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  These reports can be accessed through the “Investor Relations” section of our website under “SEC Filings”.  The information found on our website is not part of this or any report we file with, or furnish to, the SEC.

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

We are aware of a number of companies in our markets selling products using similar or alternative technologies and methods.  We believe that there may be other companies, some of whom may be substantially larger and have significantly greater resources than us, which may be engaged in the development of technology and products for some of our markets that could prove to be competitive with ours.  We believe that the principal competitive factor in our markets is the total capability that a product offers.  In some markets, a competitive price for the level of functionality and reliability provided are the principal competitive factors.  While we believe that our products compete favorably, it is possible that these competitors could capture some of our sales opportunities or force us to reduce prices in order to complete the sale.

We believe that certain existing and potential customers may be capable of internally developing their own technology.  This could cause a decline in sales of our products to those customers.

A significant percentage of our revenue is derived from a small number of customers, so that the loss of any one of these customers could result in a significant reduction in our revenues and profits.

A majority of our revenue in fiscal 2018 was derived from the sale of systems and solutions to a small number of customers that consist primarily of automotive manufacturers and suppliers in North America, Western Europe and Asia.

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

We have operations outside the United States, increasing the possibility that our business could be adversely affected by risks of doing business in foreign countries.

We have significant operations outside of the United States.

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

If the suppliers and subcontractors we rely on for component parts or products delay deliveries, fail to deliver parts or products meeting our requirements or stop supplying parts or products altogether, we may not be able to deliver products to our customers in a timely fashion and our revenues and profits could be reduced.

We rely on subcontractors for certain components of our products, including outside subcontracting assembly houses to produce the circuit boards that we use in our products.  As a result, we have limited control over the quality and the delivery schedules of components or products purchased from third parties.  In addition, we purchase a number of component parts from single source suppliers.  If our supplies of component parts or products meeting our requirements are significantly delayed or interrupted, or our subcontractors choose to terminate their supply contracts, we may not be able to deliver products to our customers in a timely fashion.  This could result in a reduction in revenues and profits for these periods.  The termination of or material change in the purchase terms of any single source supplier could have a similar impact on us.  It is also possible, if our delay in delivering products to our customer is too long, the customer could cancel their order or potentially charge us with penalties, resulting in a permanent loss of revenue and/or profit from that sale.  Although we have not experienced significant supply shortages from single source suppliers in recent years, from time to time, we have experienced significant delays in the receipt of certain components. Furthermore, some of our suppliers have informed us that a few of our components are at “end-of-life”, therefore, we may need to find an alternative supplier or change our product design.  Finally, although we believe that alternative suppliers are available for the components in our products, difficulties or delays may arise if we shift manufacturing capacity to new suppliers.

Because of our significant foreign operations, our revenues and profits can vary significantly as a result of fluctuations in the value of the United States Dollar against other currencies.

Products that we sell in foreign markets are typically priced in the currency of the country where the customer is located.  To the extent that the U.S. Dollar fluctuates against these currencies, the costs of our products sold in those countries’ currencies also will fluctuate.  As a result, revenue and profits on the sale of our products could vary based on these fluctuations. Accordingly, we could experience unanticipated gains or losses in our profits that could have a material impact on our results of operations.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted by the U.S. The Act implements comprehensive tax legislation which, among other changes, imposes a tax on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated (the “Transition Tax”). The changes in the Act are broad and complex. We have estimated the impact of the Transition Tax by incorporating assumptions made based upon our current interpretation and analysis to-date of the Act and have determined that our foreign tax credits would completely offset any Transition Tax calculated, and therefore, we do not expect to make any cash payments related to the Transition Tax.

From time to time, we may make forward looking statements and provide estimates as to the impact of the Act on us. The final impacts of the Act may differ from such statements or estimates, possibly materially, as allowed under Staff Accounting Bulletin No. 118 (“SAB 118”), due to, among other things, further refinements of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Act.

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

Our ability to increase sales of our CMM products depends on our ability to successfully expand our distribution channels.

With the acquisitions of Coord3 and NMS in fiscal 2015, we expanded our product lines to include the design, manufacture and sale of CMM products.  We market our line of CMM products directly to end users and through distributors and resellers.  Growth of our sales of this product line depends upon our ability to expand our distribution channels by identifying, developing and maintaining relationships with distributors and resellers.  In addition, our distributors and resellers can potentially sell products offered by our competitors.  If we are not able to successfully expand our distribution channels for our CMM products, or if our distributors or resellers do not or are not able to successfully sell our CMM products, our strategic plan to expand our revenues will be adversely affected.

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

Our revenue levels are impacted by global economic conditions, as we have a significant business in many countries throughout the world.  In fiscal 2018, only 40% of our sales were generated in North America and as a result, a significant decline in global economic conditions could have a material adverse impact on our results of operations.

A significant amount of our assets represent goodwill and intangible assets, and our net income would be reduced if our goodwill or intangible assets become impaired.

As of June 30, 2018, we had $8.0 million of net goodwill and $3.8 million of net intangible assets.  Our acquisitions of Coord3 and NMS resulted in goodwill as the cost exceeded the fair value of the net tangible and identifiable intangible assets acquired.  Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit.  Intangible assets relate primarily to trademarks, customer relationships and software acquired and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable.  If we determine that any intangible assets or goodwill is impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.  For example, in the third quarter of fiscal 2016, we recorded an impairment charge in the amount of $0.7 million related to previously capitalized software related to a product line that was discontinued.

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

We are subject to the United States Foreign Corrupt Practices Act (“FCPA”), which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or other benefits.  As a result of our foreign operations, we may have contact with persons who are considered foreign officials under the FCPA, putting us at an increased risk of potential FCPA violations.

The U.S. proposed significant increases in tariffs on certain imports, which prompted retaliatory measures from major U.S. trading partners. Our earnings and sales could be affected by changes to international trade agreements in North America and elsewhere, including potential increases of import tariffs. Changes in government policies in these areas might cause a decrease in our sales, operating income and net earnings.

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

Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the U.S.  The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy and data protection than the U.S., most recently adopting the General Data Protection Regulation (GDPR) throughout Europe in May 2018.  Individual European Union member countries have discretion with respect to their interpretation and implementation of these laws and the penalties for breach and have their own regulators with differing attitudes towards enforcement, which results in varying privacy standards and enforcement risk from country to country.

We may have additional tax liabilities, which could adversely affect our results of operations.

We are subject to income taxes in the U.S. and other jurisdictions, including Germany, Italy and China.  In determining our provisions for income taxes, we make judgments regarding various tax positions reported on our tax returns.  As a result, there are transactions and calculations where the ultimate tax determination is uncertain.  Our tax returns are regularly under audit by tax authorities.  Because of these uncertain tax positions, the final determination of these tax audits could be materially different than is reflected in our financial statements and could have a material adverse effect on our provisions for income taxes, results of operations or cash flows.

We may need replacement or additional financing in the future to meet our operational needs, including working capital or capital expenditures and such financing may not be available on terms favorable to us, if at all, and may be dilutive to existing shareholders.

Our credit facilities in the U.S. and Brazil are on-demand facilities and may be cancelled by either party at any time.  We may need to seek additional financing for our general corporate purposes. For example, we may need to increase our investment in research and development activities or need funds to support working capital or capital expenditure needs. Furthermore, in fiscal 2017, we terminated our German credit facility at the request of the lender, and in fiscal 2018, two of the credit lines in Brazil were closed.  We may be unable to obtain any desired replacement or additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our operations, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our shareholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to further limitations on our operations due to restrictive covenants.

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

Our success depends in large part upon the continued service of our executives and key employees, including those in engineering, software engineering, sales and marketing positions, as well as our ability to attract such additional employees in the future.  At times and in certain geographic markets, competition for the type of highly skilled employees we require can be significant.  The loss of key personnel or the inability to attract new qualified key employees could adversely affect our ability to implement our long-term growth strategy and have a material adverse effect on our business.

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

Market volatility adversely impacts the market price of our Common Stock.

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

Our principal domestic facility consists of a 70,000 square foot building located in Plymouth, Michigan, owned by us.  In addition, we own a 3,100 square meter facility in Bruzolo, Italy.  We lease a 1,576 square meter facility in Munich, Germany and we lease office space in Sao Paulo, Brazil; Tokyo, Japan; Prague, Czech Republic; Shanghai, China; and Chennai and New Delhi, India.  We plan to move our German facility during fiscal 2019.  We believe our current and expected facilities will be sufficient to accommodate our requirements through fiscal 2019.

ITEM 3:	LEGAL PROCEEDINGS

See Note 14, of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in Item 8 of this Annual Report on Form 10-K.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Perceptron’s Common Stock is traded on The NASDAQ Stock Market’s Global Market under the symbol “PRCP”.  The following table shows the reported high and low sales prices of Perceptron’s Common Stock for fiscal 2018 and 2017:

	Prices
Fiscal 2018	High	Low
Quarter through September 30, 2017	$7.99	$6.80
Quarter through December 31, 2017	$10.71	$7.26
Quarter through March 31, 2018	$10.81	$8.20
Quarter through June 30, 2018	$10.60	$8.51

Fiscal 2017	High	Low
Quarter through September 30, 2016	$7.00	$4.60
Quarter through December 31, 2016	$6.97	$5.59
Quarter through March 31, 2017	$8.87	$5.96
Quarter through June 30, 2017	$8.95	$7.18

In fiscal 2015, the Board of Directors elected to not pay a dividend and to end our dividend program for the foreseeable future; as a result, no dividend was paid in fiscal 2018.  Based upon a review of our capital allocations, we believe it is better to invest in our growth and diversification strategy rather than a dividend strategy.

Under the terms of our Loan Agreement with Chemical Bank, we are not permitted to pay dividends.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

The approximate number of shareholders of record on August 21, 2018, was 106.

The information pertaining to the securities we have authorized for issuance under equity plans is hereby incorporated by reference to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information”.  For more information about our equity compensation plans, see Note 17, of the Notes to the Consolidated Financial Statements, “Stock Based Compensation”, contained in Item 8 of this Annual Report on Form 10-K.

STOCK PRICE PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return attained by shareholders on our Common Stock relative to the cumulative total returns of The Nasdaq Stock Market (U.S.) Index (the “Nasdaq U.S. Index”) and a peer group of companies consisting of all U.S. exchange traded companies with standard industrial classification codes 3823 (Industrial Instruments for Measurement, Display, and Control of Process Variables; and Related Products), 3827 (Optical Instruments and Lenses) and 3829 (Measuring and Controlling Devices) (the “Peer Group Index”).  The returns of each company in the Peer Group Index have been weighted according to their respective stock market capitalization.  The graph assumes that the value of the investment in our Common Stock, the Peer Group Index and the Nasdaq U.S. Index was $100 on June 30, 2013 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Perceptron, Inc., the Nasdaq U.S. Index,

and a Peer Group Index

*	$100 invested on June 30, 2013 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

CUMULATIVE TOTAL RETURN
	6/30/2013	6/30/2014	6/30/2015	6/30/2016	6/30/2017	6/30/2018
Perceptron, Inc.	100.00	164.65	138.19	61.24	95.27	138.06
Nasdaq U.S. Index	100.00	130.62	149.82	149.63	191.33	196.38
Peer Group Index	100.00	132.03	140.31	151.72	188.03	221.48

The graph displayed above is presented in accordance with applicable legal requirements.  Shareholders are cautioned against drawing any conclusions from the data contained in the graph, as past results are not necessarily indicative of future performance.  The graph in no way reflects our forecast of future financial performance.

The Peer Group consists of the following companies:

• Abaxis, Inc. (ABAX)	• Attune RTD, Inc (AURT)
• Camtek, Ltd (CAMT)	• Cemtrex Inc. (CETX)
• Cognex Corp. (CGNX)	• Clearsign Combustion Corp. (CLIR)
• Cubic Corporation (CUB)	• CyberOptics Corp. (CYBE)
• Danaher Corp. (DHR)	• Electro-Sensors, Inc. (ELSE),
• Esterline Technologies Corp. (ESL)	• EcoLogix Resource Group, Inc. (EXRG)
• Faro Technologies Inc. (FARO)	• Flexpoint Sensor Systems, Inc. (FLXT)
• Fortive Corporation (FTV)	• Geospace Technologies Corporation (GEOS)
• Hickok, Inc. (HICKA)	• Hurco Companies Inc. (HURC)
• INFICON Holding AG (IFCN.SW)	• II-VI Inc. (IIVI)
• International Isotopes, Inc. (INIS)	• Integral Vision, Inc. (INVI)
• Image Sensing Systems, Inc. (ISNS)	• Keysight Technologies, Inc. (KEYS)
• KLA–Tencor Corp. (KLAC)	• Know Labs, Inc. (KNWN)
• Lifeline Biotechnologies, Inc. (LLBO)	• Maclos Capital Inc. (LMSMF)
• Midwest Energy Emissions Corp. (MEEC)	• Mikros Systems Corp (MKRS)
• MKS Instruments, Inc. (MKSI)	• Mechanical Technology, Incorporated (MKTY)
• Mesa Laboratories Inc. (MLAB)	• MTS Systems Corporation (MTSC)
• Nanometrics Incorporated (NANO)	• National Energy Services, Inc. (NESV)
• Nova Measuring Instruments Ltd. (NVMI)	• OPT-Sciences Corporation (OPST)
• Optex Systems Holdings, Inc. (OPXS)	• Orbotech Ltd. (ORBK)
• Rockwell Automation Inc. (ROK)	• Roper Technologies Inc. (ROP)
• Rudolph Technologies Inc. (RTEC)	• Senseonics Holdings, Inc. (SENS)
• Signal Advance, Inc. (SIGL)	• Schmitt Industries, Inc. (SMIT)
• Sierra Monitor Corp. (SRMC)	• Sensata Technologies Holding NV (ST)
• ProPhotonix Limited (STKR)	• SheerVision, Inc. (SVSO)
• Sypris Solutions Inc. (SYPR)	• Thermo Fisher Scientific, Inc. (TMO)
• Trimble Navigation Limited (TRMB)	• US Nuclear Corp (UCLE)
• Universal Dectection Technology (UNDT)

The following companies that were included in the Peer Group used in preparing the Stock Price Performance Graph contained in the Company’s 2017 Form 10-K were excluded from the Peer Group used in preparing the graph displayed above:

• AmbiCom Holdings, Inc. ((ABHI) – Revoked	• CDEX Inc. (CDEX) – Revoked
• Elbit Vision Systems Ltd. (EVSNF) – Acquired	• Landauer Inc. (LDR) – Acquired
• Secure Point Technologies Inc. (IMSCQ) - Bankruptcy	• Smart Energy Solutions, Inc. (SMGY) – Reporting under a difference SIC code
• Visualant, Inc. (VSUL) – Now known as Know Labs, Inc. (KNWN) and is included under its new name	• Winland Electronics, Inc. (WELX) - Reporting under a different SIC code

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

	Fiscal Years Ended June 30,
Statement of Operations Data	2018	2017	2016 (1)	2015 (2)	2014
	(In Thousands, Except Per Share Amounts)
Net Sales	$84,693	$77,947	$69,135	$74,405	$59,612
Gross Profit	32,000	27,769	21,139	28,271	24,849
Operating Income (Loss)	4,948	1,819	(9,384)	(37)	2,942
Income (Loss) Before Income Taxes	4,489	1,262	(9,217)	(835)	3,002
Net Income (Loss)	3,716	(168)	(22,113)	(461)	2,427
Income (Loss) Per Common Share:
Basic	$0.39	$(0.02)	$(2.36)	$(0.05)	$0.27
Diluted	$0.39	$(0.02)	$(2.36)	$(0.05)	$0.26
Weighted Average Common Shares Outstanding:
Basic	9,469	9,382	9,360	9,252	8,983
Diluted	9,579	9,382	9,360	9,252	9,210

	As of June 30,
Balance Sheet Data	2018	2017	2016	2015	2014
	(In Thousands, Except Per Share Amounts)
Working Capital	$28,168	$22,483	$21,326	$32,978	$46,454
Total Assets	74,204	70,615	67,922	94,938	80,066
Long-Term Taxes Payable	450	969	1,714	3,056	-
Shareholders' Equity	45,598	39,835	38,554	60,792	62,780
Annual Dividend Declared Per Common Share	$-	$-	$-	$-	$0.15

(1)

The net loss in fiscal 2016 is primarily due to the recording of a $16.3 million deferred tax valuation allowance (see Note 18, of the Notes to the Consolidated Financial Statements, “Income Taxes” in Item 8 of this Annual Report on Form 10-K).

(2)	In the third quarter of fiscal 2015, we acquired Next Metrology Software s.r.o. (“NMS”) and Coord3 Industries s.r.l. (“Coord3”).

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Certain statements in this report, including statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including our expectation as to our fiscal year 2019 and future results, operating data, new order bookings, revenue, expenses, net income and backlog levels, trends affecting our future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or will release in the future, the timing of the introduction of new products and our ability to fund our fiscal year 2019 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Whenever possible, we have identified these forward-looking statements by words such as “target,” “will,” “should,” “could,” “believes,” “expects,” “anticipates,” “aspirations,” “estimates,” “prospects,” “outlook,” “guidance” or similar expressions.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our periodic reports filed with the Securities and Exchange Commission, including those listed in “Item 1A: Risk Factors” of this report.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

Executive Summary

Perceptron, Inc. (“Perceptron”, “we”, “us” or “our”) develops, produces and sells a comprehensive range of automated industrial metrology products and solutions to manufacturing organizations for dimensional gauging, dimensional inspection and 3D scanning.  Our primary operations are in North America, Europe and Asia.  All of our products rely on our core technologies and are divided into the following customer solution categories:

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

Our Off-Line Measurement and 3D Scanning Solutions are utilized by a wide variety of targeted industrial customers, with the automotive industry representing the largest market for our industrial metrology products.

We have continued to make measured improvements across the organization over the past five years. In fiscal 2014, we developed a strategic plan designed to expand revenues and increase shareholder value over the longer term.  The following year, we made significant progress in implementing this strategic plan.  Specifically, we completed our first acquisitions in over 15 years, introduced numerous new products, launched a global Enterprise Resource Planning (“ERP”) system implementation and diversified our customer and industry base.

In fiscal 2016, we introduced a broadly focused Financial Improvement Plan designed to reduce fixed costs, improve our profitability and cash flow, while also driving our ability to optimize the value of our business diversification strategy.  While adhering to this plan and our strategic objectives, we achieved record-level bookings in fiscal 2017 and then set a new record-level bookings in fiscal year 2018. The strategic plan we put into place has continued to drive strength in key customer demand metrics, as evidenced by our robust sales, profitability and backlog results.

This year’s results represented continued progress in our turnaround, reflecting performance improvement, sustained strength in our end markets and persistent cost savings. Our bookings have exceeded $20 million in seven out of the last nine quarters starting with the fourth quarter of fiscal year 2016.  This sustained, historic performance led to record-level bookings for fiscal 2018 of $87.2 million, surpassing fiscal 2017’s record level of $84.6 million.  Furthermore, we are starting our fiscal 2019 with a backlog level of $47.5 million, the highest year-end backlog in our history.  Finally, operating income improved by $3.1 million when comparing our fiscal year 2018 to our fiscal year 2017, while we also generated strong operating cash flows throughout the fiscal year. These strong cash flows allow us to invest for growth, especially in our engineering and research and development area. We believe these investments will drive new product launches and will yield increasing returns to our shareholders.

We continue to set our long-term aspirations for sustained high single-digit revenue growth and resulting double-digit earnings growth. As such, our focus remains on product development and improvement efforts for our core automotive market and adjacent markets, as well as with our existing customers, potential new automotive customers and their suppliers.  We are confident that a relentless focus in these markets will continue to provide sustainable and profitable long-term growth opportunities.

Results of Operations

Fiscal Year Ended June 30, 2018, Compared to Fiscal Year Ended June 30, 2017

Overview –We reported a net income of $3.7 million, or $0.39 per diluted share, for the fiscal year ended June 30, 2018 compared with a net loss of $0.2 million, or $0.02 per diluted share, for the fiscal year ended June 30, 2017.

Bookings – Bookings represent new orders received from our customers.  We expect the level of new orders to fluctuate from period to period and do not believe new order bookings during any particular period are indicative of our future operating performance.

Bookings by geographic location were (in millions):

	Fiscal Years Ended June 30,
	2018		2017		Increase/(Decrease)
Geographic Region
Americas	$35.0	40.1%	$39.2	46.3%	$(4.2)	(10.7%)
Europe	36.1	41.4%	29.4	34.8%	6.7	22.8%
Asia	16.1	18.5%	16.0	18.9%	0.1	0.6%
Totals	$87.2	100.0%	$84.6	100.0%	$2.6	3.1%

We achieved a record bookings level in fiscal 2018, primarily due to strong market activity in our Europe region. The increase in bookings for fiscal 2018 as compared to fiscal 2017 of $2.6 million, including a favorable currency impact of $4.2 million, is primarily due to an increase of $4.8 million in our Off-Line Measurement Solutions, an increase of $1.1 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.1 million in our Value Added Services, partially offset by a decrease of $3.4 million in our 3D Scanning Solutions.  On a geographic basis, the $6.7 million increase in our Europe region is primarily due to an increase of $4.5 million in our In-Line and Near-Line Measurement Solutions, an increase of $1.8 million in our Off-Line Measurement Solutions, an increase of $0.3 million in our Value Added Services and an increase of $0.1 million in our 3D Scanning Solutions.  The $0.1 million increase in our Asia region is due to an increase of $2.7 million in our Off-Line Measurement Solutions, partially offset by a decrease of $1.6 million in our 3D Scanning Solutions and a decrease of $1.0 million in our In-Line and Near-Line Measurement Solutions.  The $4.2 million decrease in our America region is primarily due to a decrease of $2.4 million in our In-Line and Near-Line Measurement Solutions, a decrease of $1.9 million in our 3D Scanning Solutions and a decrease of $0.2 million in our Value Added Services, partially offset by an increase of $0.3 million in our Off-Line Measurement Solutions.

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

Backlog by geographic location was (in millions):

	As of June 30,
	2018		2017		Increase/(Decrease)
Geographic Region
Americas	$19.8	41.7%	$19.5	43.3%	$0.3	1.5%
Europe	19.0	40.0%	16.4	36.5%	2.6	15.9%
Asia	8.7	18.3%	9.1	20.2%	(0.4)	(4.4%)
Totals	$47.5	100.0%	$45.0	100.0%	$2.5	5.6%

The current year ending backlog increased by $2.5 million or 5.6% compared to the ending backlog at June 30, 2017.  The increase in our backlog was primarily due to an increase of $2.7 million in our Off-Line Measurement Solutions and an increase of $1.3 million in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease of $1.1 million in our Value Added Services and a decrease of $0.4 million in in our 3D Scanning Solutions.  On a geographic basis, the $2.6 million increase in our Europe region is primarily due to an increase of $1.5 million in our In-Line and Near-Line Measurement Solutions, an increase of $1.2 million in our Off-Line Measurement Solutions and an increase of $0.1 million in our 3D Scanning Solutions, partially offset by a decrease of $0.2 million in our Value Added Services.  The $0.3 million increase in our America region is primarily due to an increase of $1.5 million in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease of $0.6 million in our Value Added Services, a decrease of $0.4 million in our 3D Scanning Solutions and a decrease of $0.2 million in our Off-Line Measurement Solutions. The $0.4 million decrease in our Asia region is primarily due to a decrease of $1.7 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.3 million in our Value Added Services and a decrease of $0.1 million in our 3D Scanning Solutions, partially offset by an increase of $1.7 million in our Off-Line Measurement Solutions.

A summary of our operating results is shown below (in millions):

	Fiscal Year Ended June 30,
	2018	% of Sales	2017	% of Sales
Americas Sales	$34.7	41.0%	$30.3	38.9%
Europe Sales	33.5	39.5%	32.1	41.2%
Asia Sales	16.5	19.5%	15.5	19.9%
Net Sales	$84.7	100.0%	$77.9	100.0%
Cost of Sales	52.7	62.2%	50.2	64.4%
Gross Profit	32.0	37.8%	27.7	35.6%
Operating Expenses
Selling, General and Administrative	18.5	21.8%	17.3	22.2%
Engineering, Research and Development	8.0	9.5%	6.8	8.8%
Severance, Impairment and Other Charges	0.6	0.7%	1.8	2.3%
Operating Income	4.9	5.8%	1.8	2.3%
Other Income and (Expenses), net
Interest Expense, net	(0.2)	(0.2%)	(0.3)	(0.4%)
Foreign Currency Gain (Loss), net	(0.3)	(0.4%)	(0.3)	(0.4%)
Other Income and (Expense), net	0.1	0.1%	0.0	0.0%
Income Before Income Taxes	4.5	5.3%	1.2	1.5%
Income Tax Expense	(0.8)	(0.9%)	(1.4)	(1.8%)
Net Income (Loss)	$3.7	4.4%	$(0.2)	(0.3%)

Sales – Net sales of $84.7 million for our fiscal year 2018 increased $6.8 million, or 8.7%, including a favorable currency impact of $3.4 million.  The improvement is primarily due to an increase of $5.5 million in our In-Line and Near-Line Measurement Solutions, an increase of $2.0 million in our Off-Line Measurement Solutions and an increase of $2.0 million in Value Added Services, partially offset by a decrease of $2.7 million in our 3D Scanning Solutions.  On a geographic basis, the $4.4 million increase in our Americas region is primarily due to an increase of $4.9 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.9 million in our Value Added Services, partially offset by a decrease of $1.4 million in our 3D Scanning Solutions.  The $1.4 million increase in our Europe region is primarily due to an increase of $1.1 million in our Value Added Services and an increase of $0.4 million in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease of $0.1 million in our Off-Line Measurement Solutions. The $1.0 million increase in our Asia region is primarily due to an increase of $2.1 million in our Off-Line Measurement Solutions and an increase of $0.2 million in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease of $1.3 million in our 3D Scanning Solutions.

Gross Profit – Gross profit percentage was 37.8% of sales in the fiscal year ended June 30, 2018, compared to 35.6% of sales in the fiscal year ended June 30, 2017.  The higher gross margin percentage in fiscal 2018 was primarily due to the increase and mix of our revenue, the timing of certain expenses in our cost of goods sold as well as lower material costs resulting from improved efficiencies, partially offset by increased warranty expenses.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $18.5 million for our fiscal year 2018, an increase of $1.2 million compared to our fiscal year 2017.  The increase is primarily due to increases in employee-related costs of $1.0 million, including a higher accrual for our short-term incentive compensation plan due to improved financial results, an increase in contractor services of $0.4 million, an increase in our allowance for doubtful accounts of $0.2 million and an increase in Board of Director fees of $0.2 million, partially offset by decreased spending in legal and audit fees of $0.3 million, advertising and marketing costs of $0.1 million, building and rent expenses of $0.1 million and lower financing expenses of $0.1 million.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $8.0 million in our fiscal year 2018, compared to $6.8 million in our fiscal year 2017.  This increase is primarily due to higher employee-related costs due to recent investments in additional resources to develop new products.

Severance, Impairment and Other Charges – Severance, impairment and other charges for fiscal 2018 were approximately $0.6 million,    primarily due to the charge we recorded related to an award of attorney fees in a trade secrets case brought by us, as described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Commitments and Contingencies”, partially offset by an adjustment related to severance at our Chinese location, a collection of an accounts receivable balance that was previously written off, as well as a reduction in the inventory write-off due to finding other uses for some of the inventory originally designated as impaired. We have incurred $3.5 million of expense related to the financial improvement plan that commenced in March 2016, and we have substantially completed the plan that was announced. See Note 10, of the Notes to the Consolidated Financial Statements, “Severance, Impairment and Other Charges”, contained in Item 8 of this Annual Report on Form 10-K for further discussion.

Interest Expense, net – Net interest expense was $0.2 million in fiscal 2018, compared with net interest expense of $0.3 million in fiscal 2017.  The improvement was primarily due to the continued pay-down of liabilities assumed in the acquisition of Coord3, as well as due to fiscal year 2017 interest expense related to a tax audit at our German location.

Foreign Currency Gain (Loss), net – Foreign currency gain (loss) was a net loss of $0.3 million in fiscal 2018, flat compared to the net loss in fiscal 2017.  The net loss in fiscal 2018 was primarily related to the Euro and Brazilian Real compared to the U.S. Dollar.  The net loss in fiscal 2017 was primarily related to the Japanese Yen, Euro and Brazilian Real.

Other Income and (Expense), net – Net other income was $0.1 million in fiscal 2018 compared to an immaterial amount in fiscal 2017.  The net other income in fiscal 2018 was primarily due to receiving a dividend related to our long-term investment.

Income Tax Expense – Our effective tax rate for fiscal year ended June 30, 2018 was 17.2% compared to 113.1% in fiscal year 2017.  We have previously established full valuation allowances against our U.S. Federal, Germany, Japan, Singapore and Brazil net deferred tax assets. The effective tax rate in fiscal 2018 is impacted by not recognizing tax expenses on pre-tax income in these jurisdictions. Furthermore, due to the passage of the U.S. Tax Cuts and Jobs Act, in the second quarter of fiscal 2018, we were able to reverse a valuation allowance of $0.3 million that we had previously recorded on AMT credit carryforwards. See Note 18, of the Notes to the Consolidated Financial Statements, “Income Taxes”, contained in Item 8 of this Annual Report on Form 10-K for further discussion.  The effective tax rate for fiscal 2017 was impacted by not being able to recognize tax benefits on pre-tax losses in the jurisdictions with full valuation allowances as well as tax expense related to a tax audit at our German location and normal levels of tax expense from the locations that do not have a valuation allowance.

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

Bookings by geographic location were (in millions):

	Fiscal Years Ended June 30,
	2017		2016		Increase/(Decrease)
Geographic Region
Americas	$39.2	46.3%	$22.7	33.2%	$16.5	72.7%
Europe	29.4	34.8%	34.7	50.7%	(5.3)	(15.3%)
Asia	16.0	18.9%	11.0	16.1%	5.0	45.5%
Totals	$84.6	100.0%	$68.4	100.0%	$16.2	23.7%
Originally Reported Bookings			$70.8

Fiscal Year 2016’s Bookings have been updated to reflect corrections to calculations.

In fiscal 2017, we achieved a record bookings level, which was then surpassed in fiscal 2018.  This strong level of bookings was primarily due to strong market activity in our Americas region. The increase in bookings for fiscal 2017 as compared to fiscal 2016 of $16.2 million, including an unfavorable currency impact of $0.7 million, is primarily due to an increase of $13.7 million in our In-Line and Near-Line Measurement Solutions, an increase of $2.2 million in our 3D Scanning Solutions and an increase of $1.2 million in our Value Added Services, partially offset by a decrease of $0.9 million in our Off-Line Measurement Solutions.  On a geographic basis, the $16.5 million increase in our America region is primarily due to an increase of $17.0 million in our In-Line and Near-Line Measurement Solutions, an increase of $1.0 million in our 3D Scanning Solutions and an increase of $0.4 million in our Value Added Services, partially offset by a decrease of 1.9 million in our Off-Line Measurement Solutions. The $5.0 million increase in our Asia region is due to an increase of $2.3 million in our Off-Line Measurement Solutions, an increase of $1.2 million in our In-Line and Near-Line Measurement Solutions, an increase of $1.2 million in our 3D Scanning Solutions and an increase of $0.3 million in our Value Added Services.  The $5.3 million decrease in our Europe region is primarily due to a decrease of $4.5 million in our In-Line and Near-Line Measurement Solutions and a decrease of $1.3 million in our Off-Line Measurement Solutions, partially offset by an increase of $0.5 million in our Value Added Services.

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

Backlog by geographic location was (in millions):

	As of June 30,
	2017		2016		Increase/(Decrease)
Geographic Region
Americas	$19.5	43.3%	$10.6	27.7%	$8.9	84.0%
Europe	16.4	36.5%	19.1	49.9%	(2.7)	(14.1%)
Asia	9.1	20.2%	8.6	22.4%	0.5	5.8%
Totals	$45.0	100.0%	$38.3	100.0%	$6.7	17.5%
Originally Reported Backlog			$40.6

Fiscal Year 2016’s Bookings has been updated to reflect corrections to prior calculations.

The ending backlog at June 30, 2017 increased by $6.7 million or 17.5% compared to the ending backlog at June 30, 2016.  The increase in our backlog was primarily due to an increase of $5.5 million in our In-Line and Near-Line Measurement Solutions and an increase of $1.5 million in our Value Added Services, partially offset by a decrease of $0.2 million in our Off-Line Measurement Solutions and a decrease of $0.1 million in our 3D Scanning Solutions.  On a geographic basis, the $8.9 million increase in our America region is primarily due to an increase of $8.8 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.6 million in our Value Added Services, partially offset by a decrease of $0.5 million in our Off-Line Measurement Solutions.  The $0.5 million increase in our Asia region is primarily due to an increase of $0.9 million in our Off-Line Measurement Solutions and an increase of $0.2 million in our 3D Scanning Solutions, partially offset by a decrease of $0.6 million in our In-Line and Near-Line Measurement Solutions. The $2.7 million decrease in our Europe region is primarily due to a decrease of $2.7 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.6 million in our Off-Line Measurement Solutions and a decrease of $0.3 million in our 3D Scanning Solutions, partially offset by an increase of $0.9 million in our Value Added Services.

A summary of our operating results is shown below (in millions):

	Fiscal Year Ended June 30,
	2017	% of Sales	2016	% of Sales
Americas Sales	$30.3	38.9%	$22.5	32.6%
Europe Sales	32.1	41.2%	31.1	45.0%
Asia Sales	15.5	19.9%	15.5	22.4%
Net Sales	$77.9	100.0%	$69.1	100.0%
Cost of Sales	50.2	64.4%	48.0	69.5%
Gross Profit	27.7	35.6%	21.1	30.5%
Operating Expenses
Selling, General and Administrative	17.3	22.2%	20.3	29.4%
Engineering, Research and Development	6.8	8.8%	7.4	10.7%
Severance, Impairment and Other Charges	1.8	2.3%	2.8	4.0%
Operating Income (Loss)	1.8	2.3%	(9.4)	(13.6%)
Other Income and (Expenses), net
Interest Income (Expense), net	(0.3)	(0.4%)	(0.1)	(0.1%)
Foreign Currency Gain (Loss), net	(0.3)	(0.4%)	0.1	0.1%
Other Income and (Expense), net	0.0	(0.0%)	0.2	0.3%
Income (Loss) Before Income Taxes	1.2	1.5%	(9.2)	(13.3%)
Income Tax Expense	(1.4)	(1.8%)	(12.9)	(18.7%)
Net Loss	$(0.2)	(0.3%)	$(22.1)	(32.0%)

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

Severance, Impairment and Other Charges – Severance, impairment and other charges for fiscal 2017 were approximately $1.8 million.   A charge of $1.0 million was related to our legal settlement with 3CEMS and a charge of $0.3 million was related to finalizing severance agreements at our U.S., China and German locations related to the financial improvement plan we announced in the third quarter of fiscal 2016.  In addition, during fiscal 2017, we decided to terminate the production and marketing of a specific product line due to limitations in its design.  As a result of this decision, we wrote off inventory of $0.3 million and impaired certain customer receivable balances in the amount of $0.2 million.

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

Income Tax Expense – Our effective tax rate for fiscal year ended June 30, 2017 was 113.1% compared to (139.9%) in fiscal year 2016.  Our fiscal year 2016 effective tax rate was primarily driven by the establishment of a full valuation allowance against our U.S. Federal, Germany and Brazil net deferred tax assets.  Furthermore, in fiscal 2017, we also established full valuation allowances against our Japan and Singapore net deferred tax assets.  The effective tax rate for fiscal 2017 is impacted by not being able to recognize tax benefits on pre-tax losses in these jurisdictions as well as tax expense related to a tax audit at our German location and normal levels of tax expense from the locations that do not have a valuation allowance.

Liquidity and Capital Resources

Our primary liquidity needs are to fund product development and capital expenditures as well as support working capital requirements.  In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and borrowings under available credit facilities.

Cash on Hand. Our cash and cash equivalents were $5.8 million at June 30, 2018 compared to $3.7 million at June 30, 2017 and $6.8 million at June 30, 2016.

Cash Flow. The $2.1 million increase in cash from June 30, 2017 to June 30, 2018 was primarily related to $3.8 million of cash provided by operations, partially offset by $1.2 million of cash used for financing activities, $0.4 million used for investing activities, and $0.1 million impact from changes in exchange rates.

During fiscal 2018, cash provided by operations resulted from net income of $3.7 million and adjustments from non-cash items of $2.8 million, partially offset by working capital changes of $2.7 million.  Changes in working capital items resulted from cash used for inventories of $2.3 million, accounts payable of $0.8 million and other assets and liabilities of $0.5 million, partially offset by cash provided from accrued liabilities and expenses of $0.8 million and deferred revenue of $0.1 million.  The increase in inventory relates to required inventory levels to support our new product launches and increased revenue levels as well as higher inventory needed to mitigate supplier part obsolescence, while the decrease in accounts payable represents fluctuations in the timing of receipts of goods and the related payments.  The change in other assets and liabilities is primarily related to the legal settlement with 3CEMS that was announced in July 2017 and payments on the previously announced financial improvement plan, partially offset by the charge we recorded related to an award of attorney fees in a trade secrets case brought by us.   The change in accrued liabilities and expenses relates primarily to the timing of payments of local value-added taxes at one of our non-U.S. locations and a higher accrual for our short-term incentive compensation plan due to improved financial results.  Finally, the decrease in deferred revenue is due to the timing of revenue recognition on projects that had started in previous periods compared to new projects commencing in fiscal 2018.

Cash used for investing activities in fiscal 2018 is due to capital expenditures of $1.1 million, partially offset by the net sale of short-term investments of $0.7 million. Cash used for financing activities in fiscal year 2018 was primarily due to cash paid against our line of credit in the U.S. of $1.5 million, and payments of $0.2 million on the note payable related to the manufacturing facility in Italy, partially offset by cash received from our stock compensation plans of $0.5 million.

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

Working Capital Reserves. We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders as well as the age and usage of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During fiscal year 2018, we increased our reserve for obsolescence by $0.2 million.  See Note 4, of the Notes to the Consolidated Financial Statements, “Inventory”, contained in Item 8 of this Annual Report on Form 10-K.

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay their outstanding balance due to us, and the condition of the general economy and the industry as a whole.  We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  During fiscal year 2018, we increased our allowance for doubtful accounts by $0.2 million.  See Note 3, of the Notes to the Consolidated Financial Statements, “Allowance For Doubtful Accounts”, contained in Item 8 of this Annual Report on Form 10-K.

Investments. At June 30, 2018, we had short-term investments totaling $0.9 million and a long-term investment recorded at $0.7 million compared to short-term investments totaling $1.6 million and a long-term investment recorded at $0.7 million at June 30, 2017.  See Note 6, of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, contained in Item 8 of this Annual Report on Form 10-K for further information on our investments and their current valuation.  The market for our long-term investment is currently illiquid.  We have $0.2 million of our short-term investments serving as collateral for bank guarantees for certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

Credit Facilities. We had $0.2 million and $1.7 million in our lines of credit and short-term notes payable outstanding at June 30, 2018 and 2017, respectively.  In addition, we had zero and $0.2 million in long-term debt outstanding included in “Other Long-Term Liabilities” at June 30, 2018 and 2017, respectively, on our Consolidated Balance Sheet.

On December 4, 2017, we entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either Perceptron or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by our U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers and, subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million. At June 30, 2018, our additional available borrowing under this facility was approximately $6.8 million. Security for the Loan Agreement is substantially all of our assets in the U.S.  Interest is calculated at 2.65% above the 30 day LIBOR rate. We are not allowed to pay cash dividends under the Loan Agreement. We had zero in borrowings outstanding under our Loan Agreement at June 30, 2018.

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

During the third quarter of fiscal 2016, our Italian subsidiary, Coord3, exercised an option to purchase their current manufacturing facility.  The total remaining principal payments of €0.2 million (equivalent to approximately $0.2 million) payable over the next 10 months at a 7.0% annual interest rate are recorded in “Lines of credit and short-term notes payable” on our Consolidated Balance Sheet at June 30, 2018.

Our Brazilian subsidiary (“Brazil”) has a credit line and overdraft facility with their local bank.  Brazil can borrow a total of B$0.2 million (equivalent to approximately $0.1 million).  The Brazil facility is cancelable at any time by either Brazil or the bank and any amount then outstanding would become immediately due and payable.  The monthly interest rate for this facility is 12.30%. Brazil previously had two additional credit lines that were cancelled in June 2018. We had no borrowings under these facilities at June 30, 2018 and 2017, respectively.

Commitments and Contingencies.   In May 2017, a judge in a trade secrets case brought by Perceptron granted the defendants’ motions for summary disposition and in January 2018 granted their motion for recovery of their attorney fees in the amount of $0.7 million, plus interest.  We are appealing the court’s decision to grant summary disposition and the award of attorney fees.  In the second quarter of fiscal 2018, we recorded a charge in the amount of $0.7 million relating to this matter.

In the third quarter of fiscal 2018, the Canadian Revenue Agency (“CRA”) completed a Goods and Services Tax/Harmonized Sales Tax Returns (GST/HST) audit. Based on this audit, the CRA preliminarily proposed to assess us approximately CAD $1.2 million (equivalent to approximately $0.9 million) in taxes plus interest and penalties related to sales from 2013 through 2018. CRA has indicated that we are entitled to invoice our customers to recover this amount and our customers are required to remit payment.  Our response to the CRA preliminary assessment was delivered in April 2018. In June 2018, we received the final assessment, which confirmed the preliminary assessment.  In August 2018, we filed a formal appeal request and posted a surety bond as security for this claim.  We have not recorded an accrual related to this audit finding because we are disputing several of the CRA’s conclusions, and, in addition, if our dispute is not resolved to our satisfaction, we expect to ultimately receive the funds from our customers (excluding any interest or penalties), although there may be a timing difference between when we must pay the CRA and when we collect the funds from our customers.

See Item 3, “Legal Proceedings” and Note 14  of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in Item 8 of this Annual Report on Form 10-K, for a discussion of certain other contingencies relating to our liquidity, financial position and results of operations.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies”.

Capital Spending.  We spent $0.7 million on capital equipment and $0.4 million on intangible projects in our fiscal year 2018 compared to $0.7 million in our fiscal 2017 as we continue to closely scrutinize all potential capital projects compared to our current cash balances.

Capital Resources and Outlook.  Information in this “Outlook” section should be read in conjunction with the “Safe Harbor Statement,” cautionary statements and discussion of risk factors included in “Item 1A: Risk Factors” of this report.

At June 30, 2018, we had $6.7 million in cash, cash equivalents and short-term investments of which $5.5 million, or approximately 82%, was held in foreign bank accounts.  We have not been repatriating our foreign earnings. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted by the U.S. The Act implements comprehensive tax legislation which, among other changes, imposes a tax on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated (the “Transition Tax”). Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate and the remaining earnings are taxed at an 8% rate. In calculating the Transition Tax, we must calculate the cumulative earnings and profits and related tax pools of each of our non-U.S. subsidiaries back to 1987. We would have the option to either pay any such Transition Tax over an eight year period or to use our net operating loss carry forwards included in our existing deferred tax assets to offset the taxable income resulting from the Transition Tax.  In addition, as a result of the Act and the payment of any Transition Tax due, we may be in a position to repatriate our past and future foreign earnings to the U.S. in a more cost-effective manner than under prior law, which could positively impact our liquidity in the U.S. Any such repatriation may be subject to taxation under foreign laws or the laws of the State of Michigan.

We have estimated the impact of the Transition Tax by incorporating assumptions made based upon our current interpretation and analysis to-date of the Act and have determined that our foreign tax credits would completely offset any Transition Tax calculated, and therefore, we do not expect to make any cash payments related to the Transition Tax.  The actual impact of the Act may differ from our estimates due to, among other things, further refinement of our calculations as allowed under Staff Accounting Bulletin No. 118 (“SAB 118”), changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Act.  See Note 18, of the Notes to the Consolidated Financial Statements, “Income Taxes,” and Item 1A, “Risk Factors titled “A change in our effective tax rate can have a significant adverse impact on our business”, contained in this Annual Report on Form 10-K for further discussion.

Our current outlook for our fiscal 2019 is based on our internal projections about the market and related economic conditions, estimated foreign currency exchange rate effects, as well as our understanding of our key customers’ plans for their retooling projects. If our key customers’ plans differ from our understanding, this could have an adverse impact on our outlook.

Sales in the fourth quarter of fiscal 2018 increased by 5.6% to $23.6 million, when compared to the same period a year ago. We believe our sales for the first quarter of fiscal 2019 will be in the range of $18.0 million to $21.0 million after considering the new revenue recognition rules that we will implement as of July 1, 2018 under Accounting Standards Update No. 2014-19, Revenue from Contracts with Customers (ASU 2014-09).  We will make a one-time adjustment to reflect this change that will immediately strengthen our balance sheet as we expect to recognize approximately $3.9 to $4.2 million of gross revenue. This adjustment will be recorded directly to retained earnings, net of associated costs, at an expected amount between $1.8 million to $2.3 million. See Note 1, of the Notes to the Consolidated Financial Statements, “New Accounting Pronouncements,” contained in this Annual Report on Form 10-K for further discussion.  For our full fiscal year 2019, we expect revenue growth to be in the mid-single digits compared to fiscal 2018 as we consider the impact of ASU 2014-09 on our revenue levels in addition to our anticipation of benefiting from the new products we launched during fiscal 2018 combined with our current products and solutions and considering our current backlog levels.

After giving recognition to the factors discussed above, we expect that the full fiscal year of 2019 operating income could improve compared to fiscal 2018, if we are successful at identifying and implementing efficiencies and cost reductions as well as continue to progress with our long-term growth strategy and diversification program. Based on our business plan, we believe our level of cash, cash equivalents, short-term investments, credit facilities and expected cash flows in each jurisdiction is sufficient to fund our fiscal 2019 cash flow requirements.  We continue to expect capital spending, including development of intangible assets, to be less than $1.7 million during fiscal 2019, although there is no binding commitment to do so.  Furthermore, the level of our capital spending is dependent on our financial results.

We will evaluate business development and opportunities that fit our strategic plans.  There can be no assurance that we will identify items that fit our strategic plans or that we will be able to complete on terms acceptable to us.  We anticipate that we would finance any such business development or opportunities from available cash on hand, borrowing from existing credit facilities, identifying additional sources of financing, or issuance of additional shares of our stock, as circumstances warrant.

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

			Less than					More than
		Total	1 Year	1-3 Years		3-5 Years		5 Years
Purchase Obligations	(1)	$14,137	$14,137	$		$		$
Operating Leases	(2)	2,087	966		944		177		-
Other Contractual Obligations	(3)	976	526		450		-		-
Note Payable	(4)	175	175				-		-
Total		$17,375	$15,804		$1,394		$177	$

(1)

A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding.  Included in the purchase obligations category above are obligations related to purchase orders for inventory purchases under our standard terms and conditions and under negotiated agreements with vendors. We expect to receive consideration (products or services) for these purchase obligations.  The purchase obligation amounts do not represent all anticipated purchases in the future, but represent only those items for which we were contractually obligated at June 30, 2018.

(2)	Operating leases represent commitments to lease building space, office equipment and motor vehicles.
(3)

Other contractual obligations referred to above represent government authorized installment payment plans for income and payroll tax liabilities that were acquired by us as part of our purchase of Coord3.  These amounts are reported in our Consolidated Balance Sheet as “Current portion of taxes payable” and “Long-Term Taxes Payable”.  We have excluded long-term deferred income taxes of $1.7 million as well as $0.6 million of statutory severance liabilities that are included in “Other Long-Term Liabilities” on our Consolidated Balance Sheet because we are unable to reasonably estimate the timing of future payments.

(4)

During the third quarter of fiscal 2016, Coord3 exercised an option to purchase their current manufacturing facility.  The total remaining payments are due over the next 10 months at a 7.0% annual interest rate.

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

We also have multiple element arrangements in our Measurement Solutions product line which may include elements such as: equipment, installation, labor support and/or training.  Each element has value on a stand-alone basis and the delivered elements do not include general rights of return.  Accordingly, each element is considered a separate unit of accounting.  When available, we allocate arrangement consideration to each element in a multiple element arrangement based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. When VSOE cannot be established, we attempt to establish the selling price of each element based on relevant third-party evidence.  Our products contain a significant level of proprietary technology, customization or differentiation, therefore, comparable pricing of products with similar functionality cannot typically be obtained.  In these cases, we utilize our best estimate of selling price (“BESP”).  We determine the BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin.

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

Companies have the option to evaluate goodwill based upon these qualitative factors, and if it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, then no further goodwill impairment tests are necessary.  If the qualitative review indicates it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we choose not to perform a qualitative assessment, a quantitative impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any.  During the fourth quarter of fiscal 2018, we elected to complete a quantitative goodwill impairment test which resulted in no impairment.

In conjunction with our goodwill impairment test, we early adopted Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350) (ASU 2017-04) as of April 1, 2018, the beginning of our fourth quarter.  ASU 2017-04 requires goodwill impairment to be measured as the excess of the carrying value over the fair value of the reporting unit, not to exceed the carrying amount of goodwill.  Previously, goodwill impairment was measured as the excess of carrying value over the implied fair value of goodwill.  The adoption of ASU 2017-04 had no impact on our financial statements.

The quantitative goodwill impairment test contains estimates regarding future revenue growth and expense levels.  To the extent that actual results do not meet projected results, it could result in a material impairment to goodwill which could negatively impact our results of operations.  See Note 1, of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Goodwill”, contained in Item 8 of this Annual Report on Form 10-K.

Intangibles.  Intangibles are susceptible to shortened estimated useful lives and changes in fair value due to changes in their use, market or economic changes, or other events or circumstances. We evaluate the potential impairment of these intangible assets whenever events or circumstances indicate their carrying value may not be recoverable.  Factors that could trigger an impairment review include historical or projected results that are less than the assumptions used in the original valuation of an intangible asset, a change in our business strategy or our use of an intangible asset or negative economic or industry trends.

If an event or circumstance indicates that the carrying value of an intangible asset may not be recoverable, we assess the recoverability of the asset or asset group by comparing the carrying value of the asset or asset group to the sum of the undiscounted future cash flows that the asset or asset group is expected to generate over its remaining economic life. If the carrying value exceeds the sum of the undiscounted future cash flows, we compare the fair value of the intangible asset or asset group to the carrying value and record an impairment loss for the difference.  We generally estimate the fair value of our intangible assets or asset groups using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental.  Actual future operating results and remaining economic lives of our intangible assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of our intangible assets in future periods, negatively impacting our financial position and results of operations.  There were no impairment of our intangibles during fiscal year ended June 30, 2018, 2017 and 2016.  See Note 5 of the Notes to the Consolidated Financial Statements, “Intangibles”, contained in Item 8 of this Annual Report on Form 10-K.

Deferred Income Taxes.  Deferred income tax assets and liabilities represent the estimated future income tax effect in each jurisdiction that we operate of temporary differences between the book and tax basis of our assets and liabilities, assuming they will be realized and settled at the amounts reported in our financial statements.  We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized.  This assessment includes consideration of cumulative losses in recent years, the scheduled reversal of temporary taxable differences, projected future taxable income and the impact of tax planning.  We adjust this valuation allowance periodically based upon changes in these considerations.  See Note 18, of the Notes to the Consolidated Financial Statements, “Income Taxes”, contained in Item 8 of this Annual Report on Form 10-K.  If actual long-term future taxable income is lower than our estimates, or we revise our initial estimates, we may be required to record material adjustments to our deferred tax assets, resulting in a charge to income in the period of determination and negatively impacting our financial position and results of operations.

Litigation and Other Contingencies.  From time to time, we are subject to certain legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty.  We accrue for estimated losses if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  We use judgment and evaluate, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded.  The outcome of legal proceedings and other contingencies is inherently uncertain and therefore a loss cannot always be reasonably estimated.  Accordingly, if the outcome of legal proceedings and other contingencies is different than we anticipate, we would have to record a charge for the matter, potentially in the full amount at which it was resolved, in the period resolved, negatively impacting our results of operations and financial position for the period.   See Note 14, of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in Item 8 of this Annual Report on Form 10-K for a discussion of current material claims.

Stock-Based Compensation.  The Company accounts for non-cash stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation".  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the number of share-based awards that are expected to be forfeited.  The estimated forfeiture rate may change from time to time based upon our actual experience.  An increase in the forfeiture rate would require us to reverse a portion of our prior expense for non-cash stock-based compensation, which would positively impact our results of operations.  See Note 17, of the Notes to the Consolidated Financial Statements, “Stock Based Compensation”, contained in Item 8 of this Annual Report on Form 10-K.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk is related to foreign exchange rates.  The foreign exchange risk is derived from our operations outside the U.S., which are primarily located in Germany, Italy and China.  We may, from time to time, have interest rate risk in connection with the investment of our available cash balances.

Foreign Currency Risk.   We have foreign currency exchange risk in our international operations arising from the time period between sales commitment and delivery for contracts in currencies other than the U.S. Dollar. For sales backlog entered into in currencies other than the U.S. Dollar, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150-day range.  At June 30, 2018, our backlog in currencies other than the U.S. Dollar was approximately 60.5% or $28.7 million, compared to 58.5% or $26.3 million at June 30, 2017.   We are most vulnerable to changes in U.S. Dollar/Euro, U.S. Dollar/Chinese Yuan and U.S. Dollar/Japanese Yen exchange rates.

The potential change in our net income that would result from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. Dollars for our fiscal years ended June 30, 2018, 2017 and 2016, would have been approximately $0.1 million, $0.1 million and $0.7 million, respectively.  This sensitivity analysis assumes there are no changes other than the exchange rates.  This analysis has inherent limitations, including that it disregards the possibility that (i) the exchange rates of multiple foreign currencies may not always move in the same direction or the percentage relative to the value of the U.S. Dollar and (ii) changes in exchange rates may impact the volume of sales.

Interest Rate Risk.   We invest our cash and cash equivalents in high quality, short-term investments with primarily a term of three months or less.  Based on our outstanding credit facilities and invested cash balances at June 30, 2018, a 1% increase in interest rates would have an immaterial impact on our interest expense and a 1% decrease in interest rates would have an immaterial effect on our interest income.  As a result, we do not currently hedge these interest rate exposures.

Uncertainties in Credit Markets.   At June 30, 2018, we hold a long-term investment in preferred stock that is not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Our long-term investment is subject to risk due to a decline in value of the investment.  The investment is currently recorded at $0.7 million after consideration of impairment charges recorded in fiscal 2008 and 2009.

Based on our current business plan, cash and cash equivalents as well as our short-term investments of $6.7 million at June 30, 2018 and our existing unused credit facilities, we do not currently anticipate that the lack of liquidity in this long-term investment will affect our ability to operate or fund our currently anticipated fiscal 2019 cash flow requirements.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – New Accounting Pronouncements”, contained in Item 8 of this Annual Report on Form 10-K.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Perceptron, Inc.

Plymouth, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Perceptron, Inc. (the “Company”) and subsidiaries as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 30, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013.

Troy, Michigan

August 30, 2018

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amount)

	As of June 30,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$5,830	$3,704
Short-term investments	877	1,572
Receivables:
Billed receivables, net of allowance for doubtful accounts	31,797	31,776
of $404 and $253, respectively
Other receivables	346	167
Inventories, net of reserves of $2,115 and $1,918, respectively	13,829	11,466
Short-term deferred income tax asset	-	438
Other current assets	1,327	1,515
Total current assets	54,006	50,638

Property and Equipment, Net	6,613	7,377
Goodwill	7,985	7,793
Intangible Assets, Net	3,820	4,073
Long-Term Investments	725	725
Long-Term Deferred Income Tax Asset	1,055	9

Total Assets	$74,204	$70,615

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit and short-term notes payable	$175	$1,705
Accounts payable	7,592	8,280
Accrued liabilities and expenses	4,256	3,952
Accrued compensation	3,155	2,600
Current portion of taxes payable	526	791
Short-term deferred income tax liability	-	752
Income taxes payable	768	477
Reserves for restructuring and other charges	675	1,113
Deferred revenue	8,691	8,485
Total current liabilities	25,838	28,155

Long- Term Taxes Payable	450	969
Long-Term Deferred Income Tax Liability	1,717	871
Other Long-Term Liabilities	601	785
Total Liabilities	$28,606	$30,780

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	$-	$-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,554 and 9,438, respectively	96	94
Accumulated other comprehensive loss	(2,098)	(2,721)
Additional paid-in capital	48,110	46,688
Retained deficit	(510)	(4,226)
Total shareholders' equity	45,598	39,835

Total Liabilities and Shareholders' Equity	$74,204	$70,615

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Years Ended June 30,
	2018	2017	2016
Net Sales	$84,693	$77,947	$69,135
Cost of Sales	52,693	50,178	47,996
Gross Profit	32,000	27,769	21,139

Operating Expenses
Selling, general and administrative	18,469	17,347	20,316
Engineering, research and development	7,980	6,826	7,381
Severance, impairment and other charges	603	1,777	2,826
Total operating expenses	27,052	25,950	30,523

Operating Income (Loss)	4,948	1,819	(9,384)

Other Income and (Expense)
Interest expense, net	(181)	(264)	(148)
Foreign currency gain (loss), net	(397)	(333)	144
Other income (expense), net	119	40	171
Total other income and (expense)	(459)	(557)	167

Income (Loss) Before Income Taxes	4,489	1,262	(9,217)

Income Tax Expense	(773)	(1,430)	(12,896)

Net Income (Loss)	$3,716	$(168)	$(22,113)

Income (Loss) Per Common Share
Basic	$0.39	$(0.02)	$(2.36)
Diluted	$0.39	$(0.02)	$(2.36)

Weighted Average Common Shares Outstanding
Basic	9,469	9,382	9,360
Dilutive effect of stock options	110	-	-
Diluted	9,579	9,382	9,360

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Years ended June 30,
	2018	2017	2016
Net Income (Loss)	$3,716	$(168)	$(22,113)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	623	499	(849)

Comprehensive Income (Loss)	$4,339	$331	$(22,962)

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In Thousands)

	Years Ended June 30,
	2018	2017	2016

Cash Flows from Operating Activities
Net income (loss)	$3,716	$(168)	$(22,113)
Adjustments to reconcile net income (loss) to net cash provided from
(used for) operating activities:
Depreciation and amortization	2,276	2,194	2,137
Stock compensation expense	954	797	649
Asset impairment and related inventory write-down	(59)	476	858
Deferred income taxes	(544)	496	12,521
Loss (gain) on disposal of assets	28	(5)	201
Allowance for doubtful accounts	151	(16)	(128)
Changes in assets and liabilities
Receivables	21	(7,991)	5,496
Inventories	(2,286)	520	(537)
Accounts payable	(761)	(586)	1,201
Accrued liabilities and expenses	780	180	(2,626)
Deferred revenue	141	744	(1,048)
Other assets and liabilities	(553)	(388)	(2,059)
Net cash provided from (used for) operating activities	3,864	(3,747)	(5,448)

Cash Flows from Investing Activities
Purchases of short-term investments	(4,789)	(4,371)	(3,353)
Sales of short-term investments	5,535	4,290	5,788
Capital expenditures	(735)	(682)	(1,641)
Capital expenditures-intangibles	(418)	-	(129)
Net cash (used for) provided from investing activities	(407)	(763)	665

Cash Flows from Financing Activities
(Payments to) proceeds from lines of credit and short-term borrowings, net	(1,715)	1,303	(83)
Proceeds from stock plans	489	157	75
Cash payments for shares surrendered upon vesting of restricted
stock units to cover taxes	(19)	-	-
Net cash (used for) provided from financing activities	(1,245)	1,460	(8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(86)	(33)	76

Net Increase (Decrease) in Cash and Cash Equivalents	2,126	(3,083)	(4,715)
Cash and Cash Equivalents, July 1	3,704	6,787	11,502
Cash and Cash Equivalents, June 30	$5,830	$3,704	$6,787

Non-Cash Investing and Financing Activity:
Debt related to Purchase of Building	$-	$-	$585

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	260	$274	$261
Cash paid during the year for income taxes	847	$555	$1,144

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In Thousands)

			Accumulated
			Other	Additional	Retained	Total
	Common Stock		Comprehensive	Paid-In	Earnings	Shareholders'
	Shares	Amount	Income (Loss)	Capital	(Deficit)	Equity
Balances, June 30, 2015	9,348	$93	$(2,371)	$45,015	$18,055	$60,792

Net loss	-	-	-	-	(22,113)	(22,113)
Other comprehensive loss	-	-	(849)	-	-	(849)
Stock-based compensation	-	-	-	649	-	649
Stock plans	22	1	-	74	-	75

Balances, June 30, 2016	9,370	$94	$(3,220)	$45,738	$(4,058)	$38,554

Net loss	-	-	-	-	(168)	(168)
Other comprehensive income	-	-	499	-	-	499
Stock-based compensation	-	-	-	523	-	523
Stock plans	68	-	-	427	-	427

Balances, June 30, 2017	9,438	$94	$(2,721)	$46,688	$(4,226)	$39,835

Net income	-	-	-	-	3,716	3,716
Other comprehensive income	-	-	623	-	-	623
Stock-based compensation	-	-	-	697	-	697
Stock plans	116	2	-	725	-	727

Balances, June 30, 2018	9,554	$96	$(2,098)	$48,110	$(510)	$45,598

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

Basis of Presentation and Principles of Consolidation

The Consolidated Financial Statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  Our Consolidated Financial Statements include the accounts of Perceptron and our wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

We also have multiple element arrangements in our Measurement Solutions product line which may include elements such as: equipment, installation, labor support and/or training.  Each element has value on a stand-alone basis and the delivered elements do not include general rights of return.  Accordingly, each element is considered a separate unit of accounting.  When available, we allocate arrangement consideration to each element in a multiple element arrangement based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. When VSOE cannot be established, we attempt to establish the selling price of each element based on relevant third-party evidence.  Our products contain a significant level of proprietary technology, customization or differentiation; therefore, comparable pricing of products with similar functionality cannot be obtained.  In these cases, we utilize our best estimate of selling price (“BESP”).  We determine the BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin.

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

Research and Development

In the first half of fiscal 2016, in connection with our NMS acquisition, costs incurred after technological feasibility for certain new products were capitalized.  In the third quarter of fiscal 2016, we recorded an impairment charge of $694,000 for one of these products. The remaining capitalized costs will continue to be amortized to cost of goods sold over the estimated lives of these products.  All other internal research and development costs, including future software development costs, are expensed as incurred, however, when we utilize outside resources to develop certain new products, including software development, costs incurred after technological feasibility will be capitalized.

Foreign Currency

The financial statements of our wholly-owned foreign subsidiaries are translated in accordance with the FASB ASC 830, “Foreign Currency Translation Matters”.  The functional currency of most of our non-U.S. subsidiaries is the local currency.  Under this standard, translation adjustments are accumulated in a separate component of shareholders’ equity until disposal of the subsidiary.  Gains and losses on foreign currency transactions are included in our Consolidated Statement of Operations under “Foreign currency gain (loss), net”.

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

Options to purchase 23,000, 119,000 and 194,000 shares of common stock for the fiscal years ended June 30, 2018, 2017 and 2016, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.  Fair value approximates carrying value because of the short maturity of the cash equivalents.  At June 30, 2018, we had $5,830,000 in cash and cash equivalents of which $4,631,000 was held in foreign bank accounts.  We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.

Accounts Receivable and Concentration of Credit Risk

We market and sell our products principally to automotive manufacturers, line builders, system integrators, original equipment manufacturers and value-added resellers.  Our accounts receivable are principally from a small number of large customers.  We perform ongoing credit evaluations of our customers.  Accounts receivable are generally due within 30 to 60 days and are stated at amounts due from customers, net of an allowance for doubtful accounts.  Accounts receivable outstanding longer than the contractual payment terms are considered past due.  We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customers’ current ability to pay their outstanding balance due to us and the condition of the general economy and the industry as a whole.  We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Financial Instruments

The carrying amounts of our financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and amounts due to banks or other lenders, approximate their fair values at June 30, 2018 and 2017.  See “Short-Term and Long-Term Investments” for a discussion of our investments.  Fair values have been determined through information obtained from market sources and management estimates.

We follow the provisions of ASC 820, “Fair Value Measurements and Disclosures” for all financial assets and liabilities as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  ASC 820 defines fair value, establishes a framework for measuring fair value and required specific disclosures about fair value measurements.  Our financial instruments include investments classified as available for sale, mutual funds, fixed deposits and certificate of deposits at June 30, 2018.

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

Property and Equipment

Property and equipment are recorded at historical cost.  Depreciation related to machinery and equipment and furniture and fixtures is primarily computed on a straight-line basis over estimated useful lives ranging from 3 to 15 years.  Depreciation on buildings is computed on a straight-line basis over 40 years.  Depreciation on building improvements is computed on a straight-line basis over estimated useful lives ranging from 10 to 15 years.  We review our property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate.  If any of these assets would be considered impaired, the impairment that would be recognized would equal the amount by which the carrying value of the asset exceeds its fair value.

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

Companies have the option to evaluate goodwill based upon these qualitative factors, and if it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, then no further goodwill impairment tests are necessary.  If the qualitative review indicates it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we choose not to perform a qualitative assessment, a quantitative impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any.  During the fourth quarter of fiscal 2018, we elected to complete a quantitative goodwill impairment test, which resulted in no impairment.

In conjunction with our annual goodwill impairment test, we early adopted Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350) (ASU 2017-04) as of April 1, 2018, the beginning of our fourth quarter.  ASU 2017-04 requires goodwill impairment to be measured as the excess of the carrying value over the fair value of the reporting unit, not to exceed the carrying amount of goodwill.  Previously, goodwill impairment was measured as the excess of carrying value over the implied fair value of goodwill.  The adoption of ASU 2017-04 had no impact on our financial statements.

The quantitative goodwill impairment test contains estimates regarding future revenue growth and expense levels.  To the extent that actual results do not meet projected results, it could result in a material impairment to goodwill which could negatively impact our results of operations.

Goodwill is recorded on the local books of Coord3 and NMS and foreign currency effects will impact the balance of goodwill in future periods.  As of June 30, 2018 and 2017, our goodwill balance is $7,985,000 and $7,793,000, respectively, with the increase due to the differences in foreign currency rates at June 30, 2018 compared to June 30, 2017.

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

If an event or circumstance indicates that the carrying value of an intangible asset may not be recoverable, we assess the recoverability of the asset or asset group by comparing the carrying value of the asset or asset group to the sum of the undiscounted future cash flows that the asset or asset group is expected to generate over its remaining economic life. If the carrying value exceeds the sum of the undiscounted future cash flows, we compare the fair value of the intangible asset or asset group to the carrying value and record an impairment loss for the difference.  We generally estimate the fair value of our intangible assets or asset groups using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental.  Actual future operating results and remaining economic lives of our intangible assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of our intangible assets in future periods, negatively impacting our financial position and results of operations.  There were no impairment of our intangibles during fiscal years ended June 30, 2018 and 2017, respectively.

The amortization periods for customer/distributor relationships, trade name and software are five years, ten years and five years, respectively.

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and the effects of operating losses and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or future deductibility is uncertain (see Note 18 “Income Taxes” for further discussion).

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

Self–Insurance

Since January 1, 2017, we have used a fully-insured model for health and vision coverages we offer our U.S employees.  We are currently self-insured for any short-term disability claims we may have outstanding.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In March 2016, the FASB issued the final guidance to clarify the principal versus agent guidance (i.e., whether an entity should report revenue gross or net).  In April 2016, the FASB issued final guidance to clarify identifying performance obligation and the licensing implementation guidance.  In May 2016, FASB updated the guidance in ASU No. 2014-09, which updated implementation of certain narrow topics within ASU 2014-09.  Finally, in December 2016, the FASB issued several technical corrections and improvements, which clarify the previously issued standards and corrected unintended application of previous guidance.  These standards (collectively “ASC 606”) will be effective for annual periods beginning after December 15, 2017 (as amended in August 2015, by ASU 2015-14, Deferral of the Effective Date), and interim periods therein, using either of the following transition methods:  (i) a full retrospective approach reflecting the applications of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We will adopt the new standard effective July 1, 2018 using the modified retrospective transition method with the cumulative effect recorded to the opening balance of retained earnings as of the date of adoption. We have established a project management team to analyze the impact of the new standard.  The team has evaluated our different revenue streams and reviewed representative contracts with customers to identify if there are differences that would result from the application of the new standard as compared to our current accounting policies and practices.  Certain services will be recognized over time instead of at a point in time upon completion of those services under current guidance.  Additionally, for our multiple element contracts in which the payment terms do not correspond with performance, we will no longer be required to limit the revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services.  Instead, we will record revenue for each of the performance obligations as control transfers to the customers, which will generally accelerate the revenue recognized for such contracts.  We will also capitalize amounts related to certain commissions paid which qualify as “costs to obtain a contract”.  We are finalizing the quantification of the effects on our consolidated financial statements.  We anticipate that a new positive transition adjustment will be recorded to retained earnings at July 1, 2018 between the amounts of $1.8 million and $2.3 million. We have also implemented new business processes and internal controls in order to recognize revenue in accordance with the new standard.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  In February 2018, the FASB issued Accounting Standards Update No. 2018-03 —Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2018-03), which contains technical corrections and improvements related to ASU 2016-01. Both ASU 2016-01 and ASU 2018-03, are effective for Perceptron on July 1, 2018 and are not expected to have a significant impact on our consolidated financial statements or disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (ASU 2016-2), which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.   In January 2018, the FASB issued Accounting Standards Update No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to elect an optional transition practical expedient to not evaluate land easements under Topic 842.  In July 2018, the FASB issued Accounting Standards Updates No. 2018-11 and 2018-10, Leases (Topic 842): Targeted Improvements and Codification Improvements to Topic 842, Leases.  Both of these ASUs are effective at the same time as when we adopt ASU 2016-02.  We are currently evaluating the impact of the adoption of ASU 2016-02 and the related Updates on our consolidated financial statements.

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

In July 2018, the FASB issued Accounting Standards Update No. 2018-09, Codification Improvements (ASU 2018-09), which clarifies, corrects and makes minor improvements a wide variety of Topics in the Codification.  The amendments make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications.  The transition and effective dates is based on the facts and circumstances of each amendment, including some amendments that will be effective upon issuance of the Update and many of them will be effective for annual periods beginning after December 31, 2018.  We are currently evaluating the impact of the adoption of ASU 2018-09 on our consolidated financial statements and disclosures.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which requires all deferred tax assets and liabilities, including related valuation allowances, be classified as non-current on our consolidated balance sheets.  We adopted this standard on July 1, 2017, and as a result, reclassified $438,000 of previously “Short-term deferred income tax assets” to “Long-Term Deferred Income Tax Asset” and reclassified $752,000 of previously “Short-term deferred income tax liability” to “Long-Term Deferred Income Tax Liability” on our consolidated balance sheet.  Our Consolidated Balance Sheets as of June 30, 2017 and 2016 were not retrospectively adjusted.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718) (ASU 2016-09), which simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively. We adopted this standard on July 1, 2017. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement.  Due to the fact that our U.S. Federal Deferred Taxes have a full valuation allowance, there was no net impact to our consolidated financial statements related to our adoption of ASU 2016-09.  We elected to continue to estimate forfeiture rates at the time of grant, instead of accounting for them as they occur.  Finally, as excess tax benefits are no longer recognized in additional paid-in capital, we excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the fiscal year ended June 30, 2018.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU. 2017-04 simplified wording and removes Step 2 of the Goodwill Impairment Test.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this standard on April 1, 2018, in conjunction with our annual goodwill impairment test for fiscal 2018.  Adoption of this guidance did not have a material impact on our consolidated financial statements.

2.Information About Major Customers

Our sales efforts for in-line and near-line products are led by account teams that focus on automotive OEMs. These products are typically purchased for installation in connection with retooling programs undertaken by these companies.  Because sales are dependent on the timing of customers’ retooling programs, sales by customer vary significantly from year to year, as do our largest customers.

For the fiscal years 2018, 2017 and 2016, approximately 41%, 36% and 34%, respectively, of our “Net Sales” on our Consolidated Statements of Operations were derived from sales directly to our four largest automotive end-user customers.  We also sell to manufacturing line builders, system integrators or assembly equipment manufacturers, who in turn sell to our automotive customers.  For the fiscal years 2018, 2017 and 2016, approximately 7%, 11% and 8%, respectively, of net sales were to manufacturing line builders, system integrators and original equipment manufacturers for the benefit of the same four largest automotive end user customers in each respective year.  During the fiscal years ended June 30, 2018, 2017 and 2016, direct sales to General Motors Company accounted for approximately 17%, 14% and 12%, respectively of our total net sales and Volkswagen Group accounted for approximately 15%, 16% and 17%, respectively of our total net sales.

3.Allowance for Doubtful Accounts

Changes in our allowance for doubtful accounts are as follows (in thousands):

	Beginning	Costs and		Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2018	$253	$195	$(44)	$404
Fiscal year ended June 30, 2017	$269	$22	$(38)	$253
Fiscal year ended June 30, 2016	$214	$137	$(82)	$269

4.Inventory

Inventory, net of reserves of $2,115,000 and $1,918,000 at June 30, 2018 and June 30, 2017, respectively, is comprised of the following (in thousands):

	June 30, 2018	June 30, 2017
Component parts	$5,156	$4,445
Work in process	3,525	3,864
Finished goods	5,148	3,157
Total	$13,829	$11,466

Changes in our reserve for obsolescence is as follows (in thousands):

	Beginning	Costs and		Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2018	$1,918	$785	(588)	$2,115
Fiscal year ended June 30, 2017	$1,608	$375	$(65)	$1,918
Fiscal year ended June 30, 2016	$1,436	$465	$(293)	$1,608

5.Intangibles

Our intangible assets as of June 30, 2018 and 2017 are as follows (in thousands):

	June 30, 2018			June 30, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/Distributor Relationships	$3,329	$(2,219)	$1,110	$3,263	$(1,524)	$1,739
Trade Name	2,586	(862)	1,724	2,533	(591)	1,942
Software	1,490	(504)	986	677	(312)	365
Other	124	(124)	—	121	(94)	27
Total	$7,529	$(3,709)	$3,820	$6,594	$(2,521)	$4,073

Amortization expense for the fiscal years ended June 30, 2018, 2017 and 2016 was $1,168,000, $1,073,000 and $1,121,000, respectively.

The estimated amortization of the remaining intangible assets by year is as follows (in thousands):

Years Ending June 30,	Amount
2019	1,229
2020	865
2021	421
2022	421
2023	377
after 2023	507
$3,820

Collectively, the weighted average amortization period of intangible assets subject to amortization is approximately 3.1 years.  The intangible assets are amortized over the period of economic benefit or on a straight line basis.

6.Short-Term and Long-Term Investments

As of June 30, 2018 and 2017, we held restricted cash in short-term bank guarantees.  The restricted cash provides financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income. As of June 30, 2018 and June 30, 2017 we had short-term bank guarantees of $166,000 and $239,000 respectively.

At June 30, 2018, we held a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal 2008 and 2009.  We estimated that the fair market value of this investment at June 30, 2018 exceeded $725,000 based on an internal valuation model which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs:

(i)	the underlying structure of the security;
(ii)	the present value of the future principal discounted at rates considered to reflect current market conditions; and
(iii)	the time horizon that the market value of the security could return to its cost and be sold.

Under ASC 820, “Fair Value Measurements” (“ASC 820”) such valuation assumptions are defined as Level 3 inputs.

The following table presents our Short-Term and Long-Term Investments by category at June 30, 2018 and 2017 (in thousands):

	June 30, 2018
Short-Term Investments	Cost	Fair Value or Carrying Value
Bank Guarantees	$166	$166
Mutual Funds	23	23
Time/Fixed Deposits	688	688
Total Short-Term Investments	$877	$877

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	$3,700	$725

Total Investments	$4,577	$1,602

	June 30, 2017
Short-Term Investments	Cost	Fair Value or Carrying Value
Bank Guarantees	$239	$239
Time/Fixed Deposits	1,333	1,333
Total Short-Term Investments	$1,572	$1,572

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	$3,700	$725

Total Investments	$5,272	$2,297

7.Financial Instruments

The following table presents our investments at June 30, 2018 and 2017 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820 (in thousands).  The fair value of our short-term investments approximates their cost basis.

Description	June 30, 2018	Level 1	Level 2	Level 3
Mutual funds	$23	$23	$-	$-
Time/Fixed Deposits and Bank Guarantees	854	-	854	-
Preferred Stock	725	-	-	725
Total	$1,602	$23	$854	$725

Description	June 30, 2017	Level 1	Level 2	Level 3
Time/Fixed Deposits and Bank Guarantees	$1,572	$-	$1,572	$-
Preferred Stock	725	-	-	725
Total	$2,297	$-	$1,572	$725

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.  During fiscal years 2018 and 2017, we did not record any other-than-temporary impairments on our financial assets required to be measured on a recurring basis.

8.Warranties

Changes to our warranty reserve is as follows (in thousands):

	Beginning	Accruals -	Settlements/Claims	Effect of Foreign	Ending
	Balance	Current Year	(in cash or in kind)	Currency	Balance
Fiscal year ended June 30, 2018	$548	$844	$(1,006)	$5	$391
Fiscal year ended June 30, 2017	$370	$631	$(453)	$—	$548
Fiscal year ended June 30, 2016	$192	$451	$(272)	$(1)	$370

9.Property and Equipment

Our property and equipment consisted of the following as of June 30, 2018 and 2017 (in thousands):

	June 30, 2018	June 30, 2017
Building and Land	$7,844	$7,788
Machinery and Equipment	14,578	16,414
Furniture and Fixtures	1,060	1,054
Total Property and Equipment, gross	23,482	25,256
Less: Accumulated Depreciation	(16,869)	(17,879)
Total Property and Equipment, net	$6,613	$7,377

Depreciation expense for the years ended June 30, 2018, 2017, and 2016 was $1,108,000, $1,121,000, and $1,016,000, respectively.

10.Severance, Impairment and Other Charges

During the third quarter of fiscal 2016, we announced a financial improvement plan that resulted in a reduction in global headcount of approximately 11%.  This plan was implemented to re-align our fixed costs with our near-to mid-term expectations for our business.  In addition, during the first quarter of fiscal 2017, we decided to terminate production and marketing of a specific product line due to limitations in its design.  Since this decision was made, we have written off $290,000, net related to inventory and impaired certain customer receivable balances in the amount of $127,000. By the second quarter of fiscal 2018, we had substantially completed the plan that was announced; we incurred total pre-tax cash and non-cash charges related to the original restructuring plan, as well as the additional charges from the terminated product line, of $3,531,000.

In July 2017, we entered into an agreement to settle the civil suit that was filed by 3CEMS, a Cayman Island and People’s Republic of China corporation, in January 2015 (see Note 14 “Commitments and Contingencies – Legal Proceedings” for further discussion).  The settlement of $1,000,000 was recorded as expense in fiscal 2017.

In January 2018, a judge in a trade secrets case brought by Perceptron granted the defendants’ motions for recovery of their attorney fees (see Note 14 “Commitments and Contingencies – Legal Proceedings” for further discussion relating to this matter).  A charge in the amount of $675,000 was recorded as a liability in the second quarter of fiscal 2018.  We have appealed the court’s decision to grant summary disposition and the award of the attorney fees.

The charges recorded as Severance, Impairment and Other Charges are as follows (in thousands):

	Fiscal Years Ended June 30,
	2018	2017	2016
Severance and Related Costs	$(13)	$301	$1,968
Court Award	675	-	-
Legal Settlement	-	1,000	-
Impairment	(42)	169	694
Inventory Write-Off	(17)	307	164
Total	$603	$1,777	$2,826

Severance expense for the fiscal year ended June 30, 2018 was associated with adjustments at our China (income of $15,000) and U.S. (expense of $2,000) locations as we reached final settlements related to several individuals impacted by the reduction in force. The decrease in the impairment for the fiscal year ended June 30, 2018 was due to a collection of an accounts receivable balance that was previously written off. The decrease of the inventory write-off was due to finding other uses for some of the inventory originally designated as impaired.

Severance expense for the fiscal year ended June 30, 2017 was associated with adjustments at our U.S. location (expense of $312,000), our China location (expense of $82,000) and our German location (income of $93,000), primarily as we reached final settlements related to several individuals impacted by the reduction in force.

Severance expense for the fiscal year ended June 30, 2016 was associated with a reduction in force at our U.S. location ($1,395,000), our German location ($472,000) and our China location ($101,000).  We also recorded an impairment charge of previously capitalized software and wrote-off inventory in the amount of $858,000 related to a product line that was discontinued in the third quarter of fiscal 2016.

The following table reconciles the activity for the Reserve for Restructuring and Other Charges (in thousands):

	2018	2017
Balance at June 30	$1,113	$814
Accruals - Severance Related	(13)	301
Accruals - Court Award	675	-
Accruals - Legal Settlement	-	1,000
Payments	(1,100)	(1,002)
Balance at June 30,	$675	$1,113

The remaining accrued balance at June 30, 2018 is the accrual for the judgment related to the trade secrets case.  Due to our appeal of the court decisions in this case, the timing of any payments related to this matter is unknown to us at this time.

11.Credit Facilities

We had approximately $175,000 and $1,705,000 outstanding under our lines of credit and short-term notes payable at June 30, 2018 and 2017, respectively.  In addition, we had zero and $171,000 in long-term debt outstanding included in ‘Other Long-Term Liabilities’ at June 30, 2018 and 2017, respectively, on our Consolidated Balance Sheet.

On December 4, 2017, we entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either Perceptron or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by our U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers, and subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million.  At June 30, 2018, our additional available borrowing under this facility was approximately $6.8 million.  Security for the Loan Agreement is substantially all of our assets in the U.S.  Interest is calculated at 2.65% above the 30 day LIBOR Rate.  We are not allowed to pay cash dividends under the Loan Agreement.  We had zero in borrowings outstanding under the Loan Agreement at June 30, 2018.

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

During the third quarter of fiscal 2016, our Italian subsidiary, Coord3, exercised an option to purchase their current manufacturing facility.  The total remaining principal payments of €150,000 (equivalent to approximately $175,000) payable over the next 10 months at a 7.0% annual interest rate are recorded in “Lines of credit and short-term notes payable” on our Consolidated Balance Sheet at June 30, 2018.

Our Brazilian subsidiary (“Brazil”) has a credit line and overdraft facility with their local bank.  Brazil can borrow a total of B$200,000 (equivalent to approximately $52,000).  This Brazil facility is cancelable at any time by either Brazil or the bank and any amount then outstanding would become immediately due and payable.  The monthly interest rate for the current facility is 12.30%.  Brazil previously had two additional credit lines that were cancelled in June 2018.  We had no borrowings under these facilities at June 30, 2018 and 2017, respectively.

12.Current and Long-Term Taxes Payable

We acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

13.Other Long-Term Liabilities

Other long-term liabilities at June 30, 2018 and 2017 include $601,000 and $614,000, respectively for long-term contractual and statutory severance liabilities acquired as part of the purchase of Coord3 that represent amounts that will be payable to employees upon termination of employment.

14.Commitments and Contingencies

Leases

We lease building space, office equipment and motor vehicles under operating leases.  Lease terms generally cover periods from two to five years and may contain renewal options. The following is a summary, as of June 30, 2018, of the future minimum annual lease payments required under our operating leases having initial or remaining non-cancelable terms in excess of one year (in thousands):

Years Ending June 30,	Minimum Rentals
2019	$966
2020	573
2021	371
2022	177
2023 and beyond	-
$2,087

Rental expenses for operating leases in the fiscal years ended June 30, 2018, 2017 and 2016 were $884,000, $943,000 and $1,097,000, respectively.

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

We were a party to a civil suit filed by 3CEMS, a Cayman Islands and People’s Republic of China corporation, in the U.S. District Court for the Eastern District of Michigan and served on us on or about January 7, 2015.  The suit alleged that we breached our contractual obligations by failing to pay for component parts to be used to manufacture optical video scopes for our discontinued Commercial Products Business Unit.  3CEMS alleged that it purchased the component parts in advance of the receipt of orders based upon instructions they claimed to have received from us.  The suit alleged damages of not less than $4.0 million.  In July 2017, we entered into an agreement with 3CEMS to settle this suit and recorded the expense in the fourth quarter of fiscal 2017.  As part of the settlement, we agreed to pay 3CEMS $1,000,000 in four equal payments of $250,000 each over a period of ten months beginning in August 2017.  As of June 30, 2018, this settlement was paid in full (see Note 10 ‘Severance, Impairment and Other Charges’ for further discussion).

We are currently unaware of any significant pending litigation affecting us other than the matters set forth below.

In May 2017, a judge in a trade secrets case brought by Perceptron granted the defendants’ motions for summary disposition.  Furthermore, in January 2018 the judge granted the defendants’ motions for recovery of their attorney fees in the amount of $675,000, plus interest.  We are appealing the court’s decision to grant summary disposition and the award of the attorney fees.  In the second quarter of fiscal 2018, we recorded a charge in the amount of $675,000 relating to this matter (see Note 10 ‘Severance, Impairment and Other Charges’ for further discussion).  Due to our appeal of the court decisions in the trade secrets case, the timing of any payments related to this matter is unknown to us at this time.

As part of routine evaluation procedures, we identified a potential concern regarding the employment status and withholding for several individuals in one of our foreign jurisdictions.  During fiscal 2015, we estimated a range of the potential financial liability related to this matter of €486,000 to €1 million.  We were not able to reasonably estimate the amount within this range that we would be required to pay for this matter.  As a result, in fiscal 2015, we recorded a reserve of €486,000 (equivalent to approximately $582,000) representing the minimum amount we estimated would be paid.  In the fourth quarter of fiscal 2016, we received the final notice regarding this issue, and as a result, we recorded an additional expense of €227,000 (equivalent to approximately $272,000).  To date, we have paid €677,000 (equivalent to approximately $810,000).  We believe that the Slovakian authorities have closed this issue and therefore, in the second quarter of fiscal 2018, we reversed the remaining accrual.

In the third quarter of fiscal 2018, the Canadian Revenue Agency (“CRA”) completed a Goods and Services Tax/Harmonized Sales Tax Returns (GST/HST) audit. Based on this audit, the CRA preliminarily proposed to assess us approximately CAD $1,218,000 (equivalent to approximately $923,000) in taxes plus interests and penalties related to sales from 2013 through 2018. CRA has indicated that we are entitled to invoice our customers to recover this amount and our customers are required to remit payment.  Our response to the CRA preliminary assessment was delivered in April 2018. In June 2018, we received the final assessment, which confirmed the preliminary assessment.  In August 2018, we filed a formal appeal request and posted a surety bond as security for this claim.  We have not recorded an accrual related to this preliminary audit finding because we are disputing several of the CRA’s conclusions, and, in addition, if our dispute is not resolved to our satisfaction, we expect to ultimately receive the funds from our customers (excluding any interest or penalties), although there may be a timing difference between when we must pay the CRA and when we collect the funds from our customers.

15. 401(k) Plan

We have a 401(k) tax deferred savings plan that covers all eligible employees based in the U.S.  As part of our financial improvement plan announced in the third quarter of fiscal 2016, we ceased making discretionary contributions at that time.  In December 2016, we reinstated discretionary contributions which we expect to continue into our fiscal year 2019. Our contributions during fiscal years 2018, 2017 and 2016 were $281,000, $171,000 and $385,000, respectively.

16.Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan for all U.S.-based employees meeting certain eligibility criteria.  Under the Plan, eligible employees may purchase shares of our common stock at 85% of the market value at the beginning of a six-month election period.  Purchases are limited to 10% of an employee's eligible compensation and the shares purchased are restricted from being sold for one year from the purchase date.  At June 30, 2018, 124,433 shares remained available under the Plan.

Activity under this Plan is shown in the following table (in thousands, except per share amount):

	Purchase Period Ended
	June 30,
	2018	2017	2016
Non-cash stock based compensation expense	$10	$4	$19
Common shares purchased	5	4	2
Average purchase price per share	$5.95	$3.86	$8.50

17.Stock Based Compensation

We maintain a 2004 Stock Incentive Plan (“2004 Plan”) covering substantially all company employees, non-employee directors and certain other key persons. All Options previously granted under a 1998 Global Team Member Stock Option Plan (“1998 Plan”) were exercised, cancelled or expired before March 31, 2017. The 2004 Plan is administered by a committee of our Board of Directors: The Management Development, Compensation and Stock Option Committee (“MDCSOC”).

Awards under the 2004 Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.  The terms of the awards are determined by the MDCSOC, except as otherwise specified in the 2004 Plan.

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

We recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $336,000, $374,000 and $428,000 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. As of June 30, 2018, the total remaining unrecognized compensation cost related to non-vested stock-based compensation amounted to $292,000.  We expect to recognize this cost over a weighted average vesting period of 1.8 years.

We received $458,000 in cash from option exercises under all stock option payment arrangements for the twelve months ended June 30, 2018.  The actual tax benefit realized related to tax deductions for non-qualified options exercised and disqualifying dispositions under all stock option payment arrangements totaled approximately $87,000 for fiscal 2018.

Activity under these Plans is shown in the following tables:

	Fiscal Year 2018			Fiscal Year 2017
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value (1)		Exercise	Value (1)
Shares subject to option	Shares	Price	($000)	Shares	Price	($000)
Outstanding at beginning of period	622,636	$7.26		635,158	$7.53

New Grants (based on fair value of common stock at dates of grant)	100,000	$7.95		166,500	$6.63
Exercised	(52,000)	$8.81		(28,916)	$4.89
Expired	(34,000)	$9.99		(115,635)	$8.28
Forfeited	(1,600)	$10.55		(34,471)	$7.69

Outstanding at end of period	635,036	$7.02	$2,269	622,636	$7.26	$279
Exercisable at end of period	384,805	$6.87	$1,445	336,022	$7.50	$279

	Fiscal Year 2016
		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value (1)
Shares subject to option	Shares	Price	($000)
Outstanding at beginning of period	658,641	$8.53

New Grants (based on fair value of common stock at dates of grant)	511,197	$7.35
Exercised	(9,748)	$5.92
Expired	(123,833)	$9.08
Forfeited	(401,099)	$8.48

Outstanding at end of period	635,158	$7.53	$54
Exercisable at end of period	329,210	$7.78	$54
(1)

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.  The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2018, 2017 and 2016, were $87,000, $58,000 and $24,000, respectively.  The total fair value of shares vested during the fiscal years ended June 30, 2018, 2017 and 2016, were $400,000, $409,000 and $323,000, respectively.

The estimated fair value as of the date options were granted during the periods presented using the Black-Scholes option-pricing model, was as follows:

	2018	2017	2016
Weighted average estimated fair value per
share of options granted during the period	$3.96	$3.02	$2.94
Assumptions:
Dividend yield	-	-	-
Common stock price volatility	49.01%	48.25%	45.43%
Risk free rate of return	1.81%	1.81%	1.55%
Expected option term (in years)	5.4	5.5	5.7

The following table summarizes information about stock options at June 30, 2018:

			Options Outstanding			Options Exercisable
				Weighted	Weighted		Weighted
				Average	Average		Average
				Remaining	Exercise		Exercise
Range of Exercise Prices			Shares	Contractual Life	Price	Shares	Price
$2.80	to	$4.87	40,400	4.20	$3.95	33,733	$3.77
5.70	to	8.81	555,136	7.31	$6.94	311,572	$6.65
8.94	to	14.01	39,500	5.20	$11.25	39,500	$11.25
$2.80	to	$14.01	635,036	6.98	$7.02	384,805	$6.87

Restricted Stock and Restricted Stock Units

Our restricted stock and restricted stock units under the 2004 Plan generally have been awarded by four methods as follows:

(1)

Awards that are earned based on achieving certain individual and financial performance goals during the initial fiscal year with either a subsequent one-year service vesting period or with a one-third vesting requirement on the first, second and third anniversaries of the issuance, provided the individual’s employment has not terminated prior to the vesting date and are freely transferable after vesting;

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

The grant date fair value associated with the restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of our Common Stock on the grant date authorized by our MDCSOC, multiplied by the number of restricted stock and restricted stock unit award expected to be issued and vested and is amortized over the combined performance and service periods. The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the fiscal years ended June 30, 2018, 2017 and 2016 was $186,000, $145,000 and $221,000, respectively.  As of June 30, 2018, the total remaining unrecognized compensation cost related to restricted stock and restricted stock unit awards is approximately $251,000.  We expect to recognize this cost over a weighted average vesting period of 2.3 years.

A summary of the status of restricted stock and restricted stock unit awards issued at June 30, 2018 is presented in the table below:

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2017	11,776	$8.08
Granted	88,112	7.72
Vested	(21,518)	7.75
Forfeited or expired	(800)	7.95
Nonvested at June 30, 2018	77,570	$7.77

Performance Stock Units

During the second quarter of fiscal 2018, the MDCSOC granted certain employees 40,150 shares of Performance Share Units (“PSUs”) as part of the Fiscal Year 2018 Long-Term Incentive Compensation Plan.  The Performance Measures were defined by the MDCSOC as a specific Target level of Revenue and Operating Income for each of the following: fiscal year 2018, fiscal year 2019 and fiscal year 2020.  Up to one-third of the PSUs can be earned each year based upon actual performance levels achieved in that fiscal year. One half of the award earned each fiscal year is based upon the achievement of the two Performance Targets in that fiscal year, provided that a minimum level of Operating Income is achieved for that fiscal year.  The actual award level for each fiscal year can range from 50% to 150% (for Revenue Target) or 75% to 200% (for Operating Income Target) of the target awards depending on actual performance levels achieved in each fiscal year compared to that year’s target.  The non-cash stock-based compensation expense recorded for performance share unit awards for the fiscal years ended June 30, 2018 was $165,000.  As of June 30, 2018, the total remaining unrecognized compensation cost related to performance share unit awards is approximately $213,000. We expect to recognize this cost over a weighted average vesting period of 1.5 years.

Board of Directors Fees

Our Board of Directors’ fees are typically payable in cash on September 1, December 1, March 1, and June 1 of each fiscal year; however, under our 2004 Plan each director can elect to receive our stock in lieu of cash on a calendar year election. Each of our Directors elected stock for the calendar year of 2017 and cash for calendar year of 2018.  We issued 29,527 shares to our directors and recorded expense of $257,000 related to the portion of our fiscal year 2018 that fell in calendar year 2017.

Available Shares

At June 30, 2018, the 2004 Plan had 883,229 shares available for future grants.

18.Income Taxes

Income (loss) from our operations before income taxes for U.S. and foreign operations was as follows (in thousands):

	2018	2017	2016
U.S.	$2,228	$(732)	$(5,828)
Foreign	2,261	1,994	(3,389)
Total	$4,489	$1,262	$(9,217)

The income tax (provision) benefit reflected in the statement of income consists of the following (in thousands):

	2018	2017	2016
Current (provision) benefit:
U.S. Federal, State & Other	$(75)	$(127)	$(116)
Foreign	(1,213)	(727)	(185)
Deferred taxes
U.S.	308	—	(11,349)
Foreign	207	(576)	(1,246)
Total (provision) benefit	$(773)	$(1,430)	$(12,896)

The components of deferred taxes were as follows (in thousands):

	2018	2017	2016
Benefit of net operating losses	$7,334	$8,787	$9,268
Tax credit carry-forwards	7,475	5,284	5,451
Deferred revenue	1,668	2,073	1,434
Impaired investment	677	1,054	1,060
Property and intangible assets	61	187	242
Other	1,885	2,161	3,029
Deferred tax asset	19,100	19,546	20,484
Valuation allowance	(17,845)	(19,099)	(19,453)
Total deferred tax assets	1,255	447	1,031
Deferred tax liabilities - basis difference and amortization	(1,917)	(1,623)	(1,631)
Net deferred taxes	$(662)	$(1,176)	$(600)

The reconciliation of income tax rate to effective tax rate was as follows (in thousands):

	2018	2017	2016
Provision at U.S. statutory rate	28.1%	34.0%	34.0%
Net effect of taxes on foreign activities	8.4%	49.5%	(5.9%)
Tax effect of U.S. permanent differences	0.5%	14.7%	2.6%
State taxes and other, net	0.2%	4.9%	(1.5%)
Stock based compensation	1.3%	56.9%	0.0%
Other	(6.2%)	(1.3%)	3.8%
Valuation allowance	(15.1%)	(45.6%)	(172.9%)
Effective tax rate	17.2%	113.1%	(139.9%)

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

As we have a June 30 fiscal year end, the lower income tax rates will be phased in, resulting in a blended rate for fiscal 2018 and a 21% rate for years thereafter. Based on the provisions of the Act, we re-measured our U.S. deferred tax assets and related valuation allowance at the date of enactment.  The re-measurement of U.S. deferred tax assets and related valuation allowance at the lower enacted corporate tax rate resulted in a net change of zero.

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

The Act also imposes a tax on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated (the “Transition Tax”).  Generally, foreign earnings held in the form of cash and cash equivalents are taxed by the U.S. at a 15.5% rate and the remaining earnings are taxed at an 8% rate.  The Transition Tax generally may be paid in installments over an eight-year period.  At the date of enactment, we were not in a position to present either a final or provisional estimate with respect to the Transition Tax.  As of June 30, we have estimated the impact of the Transition Tax by incorporating assumptions made based upon our current interpretation and analysis to-date of the Act and have determined that our foreign tax credits would completely offset any Transition Tax calculated, and therefore, we do not expect to make any cash payments related to the Transition Tax.  The actual impact of the Act may differ from our estimates due to, among other things, further refinement of our calculations as allowed under SAB 118, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Act.

At June 30, 2018, we had net operating loss carry-forwards for U.S. federal income tax purposes of $25.8 million that expire in the years 2022 through 2036 and tax credit carry-forwards of $7.5 million of which $5.0 million expire in the years 2019 through 2036.  Included in the U.S. federal net operating loss carry-forward is $8.3 million from the exercise of employee stock options, the tax benefit of which was recognized on July 1, 2017 in accordance with ASU 2016-09.  A corresponding valuation allowance was also recorded.

Our deferred tax assets are substantially represented by the tax benefit of U.S. net operating losses “(NOL’s”), tax credit carry-forwards and the tax benefit of future deductions represented by timing differences for deferred revenue, inventory obsolescence, allowances for bad debts, warranty expenses and unrealized losses on investments.  We assess the realizability of the NOL’s and tax credit carry-forwards based on a number of factors including our net operating history, the volatility of our earnings, our accuracy of forecasted earnings for future periods and the general business climate.  We also have a deferred tax liability related to the basis difference in the Coord3 intangible assets acquired.

As of the end of our fiscal year 2016, we had been in a three-year cumulative loss position in the U.S., therefore, at that time, we determined that it was not more likely than not that any of our U.S. deferred tax assets would be realized as benefits in the future.  Accordingly, we established a full valuation allowance against our U.S. net deferred tax assets as of June 30, 2016 and this valuation allowance remains at June 30, 2018.  Additionally, during fiscal years 2016 and 2017, we established full valuation allowances against our Germany, Japan, Singapore and Brazil net deferred tax assets for similar reasons.  While our U.S. and Germany locations had pre-tax income during fiscal year 2018, both are still in a three-year cumulative loss position as of June 30, 2018 and we have determined that it is not likely than not that any of our deferred tax assets, except for the U.S. AMT credit, will be realized as benefits in the future.  The net change in the total valuation allowance for the fiscal years ended June 30, 2018, 2017 and 2016 was ($1,254,000), ($354,000), and $16,349,000, respectively.

On June 30, 2018 and 2017, we had $73,000 and $120,000 of unrecognized tax benefits that would affect the effective tax rate if recognized absent valuation considerations. Our policy is to classify interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively.  As of June 30, 2018, there was no accrued interest or penalties related to uncertain tax positions recorded on our Consolidated Balance Sheets or Consolidated Statements of Operations.  For U.S. federal income tax purposes, the tax years 2015 through 2018 remain open to examination by government tax authorities.  For German income tax purposes, tax years 2014 through 2018 remain open to examination by government tax authorities.  For our China income tax purposes, tax years 2015 through 2018 remain open to examination by government tax authorities generally.

The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

2018
Balance, at June 30, 2017	$120
Increases for tax positions related to the current year	-
Decreases for tax positions related to the prior year	(47)
Balance, at June 30, 2018	$73

19.Segment and Geographic Information

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

We account for geographic sales based on the country from which the sale is invoiced rather than the country to which the product is shipped.  We operate in three geographic areas: The Americas (substantially all of which is the United States, with less than 10% from net sales in Brazil), Europe and Asia. Sales and Long-lived assets, net by our geographical regions are as follows (in thousands):

Geographical Regions	Americas	Europe (1)	Asia (2)	Consolidated
Twelve months ended June 30, 2018
Net sales	$34,720	$33,492	$16,481	$84,693
Long-lived assets, net	5,608	1,541	189	7,338

Twelve months ended June 30, 2017
Net sales	$30,311	$32,139	$15,497	$77,947
Long-lived assets, net	6,202	1,638	262	8,102

Twelve months ended June 30, 2016
Net sales	$22,523	$31,087	$15,525	$69,135
Long-lived assets, net	6,607	1,696	393	8,696

(1)

Our German subsidiary had net external sales of $23.2 million, $21.8 million and $19.7 million in the fiscal years ended June 30, 2018, 2017 and 2016, respectively.  Long-lived assets, net of our German subsidiary were $173,000, $285,000 and $395,000 as of June 30, 2018, 2017 and 2016, respectively. Our Italian subsidiary had net external sales of $10.3 million, $10.3 million, and $11.4 in the fiscal years ended June 30, 2018, 2017 and 2016, respectively.  Long-lived assets, net of our Italian subsidiary were $1,263,000, $1,245,000 and $1,201,000 as of June 30, 2018, 2017 and 2016, respectively.

(2)

Our Chinese subsidiary had net external sales of $14.0 million, $11.5 million and $11.8 million in the fiscal years ended June 30, 2018, 2017 and 2016, respectively.  Long-lived assets, net of our Chinese subsidiary were $71,000, $165,000 and $295,000 as of June 30, 2018, 2017 and 2016, respectively.

We have three major product lines: Measurement Solutions, 3D Scanning Solutions and Value Added Services.  Sales by our product lines are as follows (in thousands):

	Fiscal Year Ended, June 30,
Product Lines	2018	2017	2016
Measurement Solutions	$77,235	$69,731	$62,268
3D Scanning Solutions	2,729	5,490	3,936
Value Added Service	4,729	2,726	2,931
Total Net Sales	$84,693	$77,947	$69,135

20.Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the fiscal years ended June 30, 2018 and 2017 are as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal Year 2018	9/30/2017	12/31/2017	3/31/2018	6/30/2018
Net Sales	$19,269	$20,433	$21,397	$23,594
Gross Profit	7,650	7,407	7,922	9,021
Net Income	1,558	366	1,020	772
Net Income Per Common Share
Basic	0.16	0.04	0.11	0.08
Diluted	0.16	0.04	0.11	0.08

Fiscal Year 2017	9/30/2016	12/31/2016	3/31/2017	6/30/2017
Net Sales	$17,520	$21,751	$16,325	$22,351
Gross Profit	4,574	9,444	5,190	8,561
Net (Loss) Income	(2,355)	2,524	(598)	261
Net (Loss) Income Per Common Share
Basic	(0.25)	0.27	(0.06)	0.03
Diluted	(0.25)	0.27	(0.06)	0.03

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive and principal financial officers, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018.  This assessment was performed using the criteria established under the Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2018.

BDO USA LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2018, has issued an audit report on the effectiveness of our internal control over financial reporting as of June 30, 2018.  Such report appears immediately below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Perceptron, Inc.

Plymouth, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Perceptron, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and our report dated August 30, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Troy, Michigan

August 30, 2018

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 identified in connection with our evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Matters to Come Before the Meeting – Proposal 1:  Election of Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance – Code of Ethics” and “Executive Officers”, of the Company’s proxy statement for our 2018 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, executive and financial officers and employees.  The Code of Business Conduct and Ethics has been posted to our website at www.perceptron.com in the “Investor Relations” section under “Corporate Governance” and is available free of charge through our website.  We will post information regarding any amendment to, or waiver from, our Code of Business Conduct and Ethics for executive and financial officers and directors on our website in the “Investor Relations” section under “Corporate Governance”.

ITEM 11:	EXECUTIVE COMPENSATION

The information contained under the captions “Matters to Come Before the Meeting – Proposal 1:  Election of Directors – Director Compensation for Fiscal 2018”, “Matters to Come Before the Meeting – Proposal 1:  Election of Directors – Standard Director Compensation Arrangements”, “Corporate Governance – Management Development, Compensation and Stock Option Committee Interlocks and Insider Participation” and “Compensation of Executive Officers” of the Proxy Statement is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2018, including the 2004 Stock Incentive Plan and the Employee Stock Purchase Plan (together, the “Plans”):

			Weighted	Number of securities
			average exercise	remaining available for
	Number of securities		price of	future issuance under
	to be issued upon		outstanding	equity compensation
	exercise of		options,	plans (excluding
	outstanding options,		warrants and	securities reflected in
Plan Category	warrants and rights		rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders:
2004 Stock Incentive Plan	635,036	(1)	$7.02	883,229
Employee Stock Purchase Plan	-	(2)	-	122,564
Total equity compensation plans approved
by shareholders	635,036		$7.02	1,005,793

(1)

Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.

(2)

Does not include an undeterminable number of shares subject to a payroll deduction election under the Employee Stock Purchase Plan for the period from July 1, 2018 until December 31, 2018, which will not be issued until January 2019.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Corporate Governance – Board Leadership Structure and Board and Committee Information” and “Related Party Transactions” of the Proxy Statement is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Matters to Come Before the Meeting – Proposal 4: Ratification of Company’s Independent Registered Public Accounting Firm,” “Independent Registered Public Accounting Firm – Policy for Pre-Approval of Audit and Non-Audit Services” and “Independent Registered Public Accounting Firm – Fees Paid to Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

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

4.4

Promissory Note, dated December 4, 2017, between the Company and Chemical Bank, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 6, 2017, File No. 000-20206.

4.5

Form of certificate representing Rights (included as Exhibit B to the First Amendment to the First Amended and Restated Rights Agreement), is incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on August 20, 2018, File No. 000-20206.  Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of the Common Stock (such public announcement date being the “Shares Acquisition Date”) (or, if pursuant to a Permitted Offer (as defined in the Rights Agreement) such later date as fixed by the Board of Directors) or (ii) ten business days (or such later date as may be determined by the Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement or announcement of an intention to commence a tender offer or exchange offer by any person if, upon consummation thereof, such person would be an Acquiring Person, other than as a result of a Permitted Offer.

4.6

First Amended and Restated Rights Agreement, dated as of August 20, 2015 between Perceptron, Inc. and American Stock Transfer & Trust Company, LLC is incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 24, 2015, File No. 000-20206.

4.7

First Amendment to First Amended and Restated Rights Agreement, dated as of August 20, 2018 between Perceptron, Inc. and American Stock Transfer & Trust Company, LLC is incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on August 20, 2018, File No. 000-20206.

4.8

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

10.11@

Fifth Amendment to Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan dated as of September 25, 2017, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 29, 2017, File No. 000-20206.

10.12@

Form of Non-Qualified Stock Option Agreement Terms – Board of Directors under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 10, 2006, File No. 000-20206.

10.13@

Form of the Restricted Stock Award Agreement for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 30, 2013, File No. 000-20206.

10.14@

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

10.19@

Form of the Restricted Stock Unit Award Agreement (Three Year Graded Vesting) for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan, is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 29, 2017, File No. 000-20206.

10.20@

Form of the Performance Share Unit Award Agreement for Team Members (Three Year Performance Vesting) under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan, is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on September 29, 2017, File No. 000-20206.

10.21@

Form of Non-Qualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.52 of the Company’s Report on Form 10-Q for the Quarter Ended December 31, 2014, File No. 000-20206.

10.22@

Form of Non-Qualified Stock Option Agreement Terms – Board of Directors under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.45 of the Company’s Report on Form 10-Q for the Quarter Ended December 31, 2015, File No. 000-20206.

10.23@

Non-Qualified Stock Option Agreement, dated February 2, 2016, between W. Richard Marz and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2016, File No. 000-20206.

10.24@

Form of Non-Qualified Stock Option Agreement Terms – Officer under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan, is incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 29, 2017, File No. 000-20206.

10.25@

Perceptron, Inc. Employee Stock Purchase Plan, as amended and restated as of October 22, 2004, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 10, 2004, File No. 000-20206.

10.26@	Amendment No. 1 to Perceptron, Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 2, 1010, File No. 000-20206.

10.27@

Amendment No. 2 to Perceptron, Inc. Employee Stock Purchase Plan dated as of August 27, 2013 is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K on August 30, 2013, File No. 000-20206.

10.28@

Written Descriptions of the Fiscal 2016 Executive Short Term Incentive Plan and Fiscal 2016 Executive Long Term Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 2, 2015, File No. 000-20206.

10.29@

Written Descriptions of the Fiscal 2017 Executive Short Term Incentive Plan and Fiscal 2017 Executive Long Term Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 2, 2016, File No. 000-20206.

10.30@

Written Descriptions of the Fiscal 2018 Executive Short Term Incentive Plan and Fiscal 2018 Executive Long Term Incentive Plan, is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 29, 2017, File No. 000-20206.

10.31@

Offer letter dated August 24, 2015 between David L. Watza and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 8, 2015, File No. 000-20206.

10.32@

Severance Agreement, dated October 19, 2016 between David L. Watza and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 27, 2015, File No. 000-20206.

10.33@

First Amendment to Severance Agreement, dated November 17, 2016 between David L. Watza and the Company  is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 21, 2016, File No. 000-20206.

10.34@

Offer Letter, dated November 17, 2016, between David L. Watza and the Company is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 21, 2016, File No. 000-20206.

10.35

License Agreement (from Inspectron to Perceptron), dated August 30, 2012, between Inspectron Inc. and Perceptron, Inc., is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on September 6, 2012, File No. 000-20206.

10.36

Standstill Agreement, dated August 9, 2016, between the Company, Harbert Discovery Fund LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 10, 2016, File No. 000-20206.

10.37

First Amendment to Standstill Agreement, dated November 17, 2016, between the Company, Harbert Discovery Fund LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 21, 2016, File No. 000-20206.

10.38

Second Amendment to Standstill Agreement, dated May 31, 2017, between the Company, Harbert Discovery Fund LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 6, 2017, File No. 000-20206.

10.39

Third Amendment to Standstill Agreement, dated December 18, 2017, between the Company, Harbert Discovery Fund LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 21, 2017, File No. 000-20206.

10.40

Fourth Amendment to Standstill Agreement, dated August 9, 2018, between the Company, Harbert Discovery Fund LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 14, 2018, File No. 000-20206.

10.41

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

10.43

Second Amendment to Voting Agreement, dated May 31, 2017, between the Company, Moab Partners, L.P. and Moab Capital Partners, LLC is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 6, 2017, File No. 000-20206.

10.44

Third Amendment to Voting Agreement, dated December 18, 2017, between the Company, Moab Partners, L.P. and Moab Capital Partners, LLC, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 21, 2017, File No. 000-20206.

10.45

Fourth Amendment to Voting Agreement, dated August 9, 2018, between the Company, Moab Partners, L.P. and Moab Capital Partners, LLC, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 14, 2018, File No. 000-20206.

10.46

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

10.49

Joinder Agreement, dated August 9, 2016, executed by William C. Taylor is incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 10, 2016, File No. 000-20206.

10.50

First Amendment to Joinder Agreement, dated August 9, 2018, executed by William C. Taylor is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 14, 2018, File No. 000-20206.

10.51

Joinder Agreement, dated August 9, 2016, executed by James A. Ratigan is incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on August 10, 2016, File No. 000-20206.

10.52

First Amendment to Joinder Agreement, dated August 9, 2018, executed by James A. Ratigan is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 14, 2018, File No. 000-20206.

10.53

Joinder Agreement, dated August 9, 2016, executed by John F. Bryant is incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on August 10, 2016, File No. 000-20206.

10.54

First Amendment to Joinder Agreement, dated August 9, 2018, executed by John F. Bryant is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 14, 2018, File No. 000-20206.

10.55@

Severance Agreement, dated December 6, 2016 between Richard J. Van Valkenburg and the Company is incorporated by reference to Exhibit 10.44 of the Company’s Report on Form 10-K for the Year Ended June 30, 2017, File No. 000-20206.

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

Perceptron, Inc.
(Registrant)

Date: August 30, 2018	By:	/s/ David L. Watza
David L. Watza
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David L. Watza	President, Chief Executive Officer, Chief Financial Officer	August 30, 2018
David L. Watza	and Director (Principal Executive and Financial Officer)

/s/ Michelle O. Wright	Corporate Controller and Chief Accounting Officer	August 30, 2018
Michelle O. Wright	(Principal Accounting Officer)

/s/ W. Richard Marz	Chairman of the Board	August 30, 2018
W. Richard Marz

/s/ John F. Bryant	Director	August 30, 2018
John F. Bryant

/s/ C. Richard Neely, Jr.	Director	August 30, 2018
C. Richard Neely, Jr.

/s/ Robert S. Oswald	Director	August 30, 2018
Robert S. Oswald

/s/ James A. Ratigan	Director	August 30, 2018
James A. Ratigan

/s/ William C. Taylor	Director	August 30, 2018
William C. Taylor