Form 10-K/A
period 2018-06-30
PERCEPTRON INC/MI
filed 2018-10-26
CIK 887226

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the Securities and Exchange Commission on August 30, 2018, stated that some of the information required by Part III was incorporated by reference from the definitive proxy statement for our 2018 annual meeting of shareholders, as permitted by General Instruction G(3) to Form 10-K. Since it has become impracticable to file the definitive proxy statement for our 2018 annual meeting within 120 days after the end of our 2018 fiscal year, we are amending our 2018 Form 10-K to include the information previously stated to be incorporated by reference from the definitive proxy statement.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information regarding the current directors of the Company and director nominees for election to the Company’s Board. In addition, a description of the specific experience, qualifications, attributes and skills that led our Board to conclude that each of the nominees and each of the members of the Board should serve as a director follows the biographical information of each director or director nominee below.  Messrs. Bryant, Ratigan and Taylor were appointed to the Board and are being nominated pursuant to the Standstill Agreement, dated August 9, 2016 between the Company, Harbert Discovery Fund LP, Harbert Discovery Fund, GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation, as amended, (the “Standstill Agreement”) and the Voting Agreement, dated August 9, 2016 between the Company, Moab Partners, L.P. and Moab Capital Partners, LLC, as amended (the “Voting Agreement”).  Mr. Oswald is not standing for reelection as a director of the Company at the 2018 Annual Meeting of Shareholders.  Mr.  Freeland does not currently serve as a director of the Company and will be nominated for election to the Board at the 2018 Annual Meeting of Shareholders.

Name, Age and Status	Position, Principal Occupations and Other Directorships
W. Richard Marz, 75, Director and Director Nominee

Director since 2000, Chairman of the Board since January 2008, and President and Chief Executive Officer from January 2016 through November 2016. Mr. Marz has been President of MMW Group, a private technology consulting group he founded, since 2006.  From August 2005 to August 2006, he was a technical consultant to LSI Corporation (“LSI”), and prior to that time he was Executive Vice President, Worldwide Strategic Marketing (December 2003 to August 2005), Executive Vice President, Communications and ASIC Technology (July 2001 to December 2003) and Executive Vice President, Geographic Markets (May 1996 to July 2001) of LSI.  LSI is a semiconductor manufacturer.  Mr. Marz served as a director of one other public company, Lattice Semiconductor, Inc., during the past five years.

Mr. Marz brings to the Company extensive sales, marketing and design engineering experience in semiconductor and related industries.  For nearly 30 years, Mr. Marz managed field sales, field applications engineering and corporate marketing activities in two multi-billion dollar, global, semiconductor companies.  Mr. Marz also brings significant governance experience to the Company by way of his service on the boards of directors of various public and private companies and leadership experience gained through his experience as the Company’s President and Chief Executive Officer and as an executive in industry.

John F. Bryant, 34, Director and Director Nominee

Director since August 2016.  Mr. Bryant has been a Director and Co-Portfolio Manager of the Harbert Discovery Fund GP, LLC, an investment management firm that serves as the General Partner of Harbert Discovery Fund, LP, since 2014.  Prior to joining Harbert, from 2007 until 2012, Mr. Bryant served as Vice President of BlackRock, Inc., a multinational investment corporation, where he focused on developing, seeding, and launching new proprietary investment funds.

Mr. Bryant brings extensive financial capital market and investment management experience to the Board.

Jay W. Freeland, 49, Director Nominee

Mr. Freeland served as President and Chief Executive Officer of FARO Technologies, Inc. (“FARO”) from December 2006 until December 2015 and as a Director of FARO from February 2006 until December 2015. Mr. Freeland was a Co-Chief Executive Officer of FARO from January 2006 until December 2006 and served as President and Chief Operating Officer of FARO from November 2004 until January 2006. FARO is a publicly traded global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional measurement, imaging and realization systems. From April 2003 until November 2004, Mr. Freeland was the Founder & President of Freeland Solutions, LLC, a strategy and management consulting firm. From July 1991 until April 2003, Mr. Freeland held various positions with General Electric Company and its affiliates, including Vice President – Global Sales, Marketing & Commercial Operations – GE Energy Rentals and President and Chief Operating Officer of GE Harris Energy Control Systems, LLC.

Mr. Freeland brings extensive executive, financial management, sales, international operations, business development and strategic planning expertise and experience to the Board, as well as extensive knowledge and experience in the metrology industry.

C. Richard Neely, Jr., 64, Director and Director Nominee

Director since 2014.  Mr. Neely was Senior Vice President and Chief Financial Officer at Intermolecular, Inc., an intellectual property development and services company, from October 2013 until April 2017.  From August 2012 to June 2013, Mr. Neely was Executive Vice President and Chief Financial Officer at Tessera Technologies Inc., a company that develops, invests in, licenses and delivers innovative miniaturization technologies and products for next-generation electronic devices.  Mr. Neely served as Chief Financial Officer and Vice President of Supply Chain at Livescribe, Inc. from February 2011 to August 2012 and Senior Vice President and Chief Financial Officer at Monolithic Power Systems, Inc. from 2005 to January 2011.  Mr. Neely served as a director of one other public company, Aviza Technology, Inc., during the past five years.

Mr. Neely’s extensive financial and executive management experience and financial expertise provide important insight to the Board.

Robert S. Oswald, 77, Director

Director since 1996.  Mr. Oswald has been Chief Executive Officer and a director of Paice, LLC, which is in the business of developing hybrid electric power train technology, since March 2006.  Mr. Oswald was Chairman, Bendix Commercial Vehicle Systems, LLC, a manufacturer of air brakes and other safety systems, from October 2003 to December 2009 and served as Chairman and Chief Executive Officer from March 2002 to September 2003.  Mr. Oswald was Chairman, President and Chief Executive Officer of Robert Bosch Corporation, a manufacturer of automotive components and systems, and a member of the Board of Management of Robert Bosch, GmbH from July 1996 to December 2000.

Mr. Oswald brings a deep understanding of the automotive and commercial products industries from his many years serving in senior leadership roles at automotive and commercial product companies, as well as technical expertise from his engineering education and various operational positions throughout his career.

James A. Ratigan, 70, Director and Director Nominee

Director since August 2016.  Mr. Ratigan was a director of Perceptron from 1989 to 1996 and from 2003 to 2013.  Mr. Ratigan has served as an Adjunct Professor of Business Administration at Delaware Valley University since 2015.   Prior to that, he served as Chief Financial Officer of Nitric BioTherapeutics, Inc., a privately held specialty pharmaceutical, drug delivery systems and biotechnology company, from 2005 to 2014.   From August 2003 to April 2006, Mr. Ratigan was an independent consultant providing consultative services to two specialty pharmaceutical companies, a biotechnology company and a private equity firm.  Mr. Ratigan was Executive Vice President, Chief Financial Officer and Secretary of Orapharma, Inc. from June 1997 to August 2003, a publicly-held specialty pharmaceutical company that was acquired by Johnson and Johnson, Inc.  He served as Perceptron’s Chief Operating Officer from May 1994 to April 1996 and Chief Financial Officer from December 1993 to June 1996. Mr. Ratigan holds a B.S. in Accounting and Finance from LaSalle University.

Mr. Ratigan’s historical knowledge of the Company and its operations, including his previous experience serving on the Company’s Board, his extensive financial and executive management experience and financial expertise, provide important insight to the Board.

William C. Taylor, 69, Director and Director Nominee

Director since August 2016.  Mr. Taylor has served as President of the Economic Development Partnership of Alabama (the “EDPA”), a private, statewide organization that works to attract and retain business and industry and address other critical issues affecting economic development such as workforce development, since 2009.  Prior to joining the EDPA, Mr. Taylor worked for Mercedes-Benz U.S. International, Inc., where he served as President and CEO from 1999 to 2009 and Vice President Operations from 1993 to 1999.  Prior to joining Mercedes-Benz, Mr. Taylor served as the Vice President Manufacturing of Toyota Motor Manufacturing Canada from 1987 to 1993 and held various roles with Ford Motor Company Canada from 1969 to 1987.

Mr. Taylor’s automotive background, knowledge of global operations and executive management bring important expertise to the Board.

David L. Watza, 52, Director and Director Nominee

Director since June 2018.  President, Chief Executive Officer and Chief Financial Officer since November 2016.  Senior Vice President, Finance and Chief Financial Officer of the Company from October 2015 to November 2016. From July 2005 until September 2015 Mr. Watza was employed at TriMas Corporation, and its subsidiaries, where he held a number of positions including serving as the Vice President of Corporate Development and Treasury with responsibility for acquisitions, divestures, and global treasury operations from March 2015 until September 2015, Vice President Finance, Business Planning & Analytics with responsibility for strategic planning, annual operating planning and forecasting, and certain company-wide information technology initiatives from June 2013 until March 2015, division Finance Officer for Cequent APEA in Australia from March 2011 until June 2013, and division Finance Officer and Vice President of Finance for Cequent Performance Products from July 2005 until March 2011.

Mr. Watza brings to the Board significant operational, financial and leadership experience gained through his experience as the Company's President and Chief Executive Officer, Chief Financial Officer and Treasurer and as an executive at TriMas.

Executive Officers

The executive officers listed below were appointed by the Board and serve in the capacities indicated.  Executive officers are normally appointed annually by the Board and serve at the pleasure of the Board.

Name and Age	Position and Principal Occupations
David L. Watza, 52

President, Chief Executive Officer and Chief Financial Officer since November 2016.  Senior Vice President, Finance and Chief Financial Officer of the Company from October 2015 to November 2016.  Mr. Watza's business experience is described under "Item 10 - Directors, Executive Officers and Corporate Governance -Directors".

Richard J. Van Valkenburg, 50

Vice President, Global Sales and Marketing since December 2016.  Mr. Van Valkenburg served as Director of Sales - Americas from February 2016 to December 2016 and Strategic Account Manager-General Motors from February 2009 to February 2016 and Strategic Account Manager - Chrysler from July 2000 to February 2009.   He also served as Application Engineer, Project Manager and Project Engineer from September 1996 to July 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers and any persons holding more than ten percent of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the SEC.  Directors, officers and greater than ten percent shareholders are required by the SEC to furnish us with copies of all Section 16(a) reports they file.  Specific due dates for these reports have been established and we are required to report in this Annual Report on Form 10-K any failure to file by these dates during our last fiscal year.  To our knowledge, all of these filing requirements were satisfied during our last fiscal year by our officers, directors and ten percent shareholders, except that Mr. Watza failed to timely file a Form 4 reporting the surrender of 845 shares of Common Stock to the Company in order to satisfy withholding tax obligations.  In making this statement, we have relied solely on the representations of our directors, officers and ten percent shareholders and copies of the reports that have been filed with the SEC.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to the Company’s directors, executive officers and other employees.  The Code of Ethics is available on our website at www.perceptron.com.  Shareholders may also obtain a written copy of the Code of Ethics, without charge, by sending a written request to the Investor Relations Department, Perceptron, Inc., 47827 Halyard Drive, Plymouth, Michigan 48170-2461.  We will disclose any amendments to, or waivers from, the provisions of the Code of Ethics applicable to the directors or executive officers on the Company’s website.

Certain information relating to corporate governance matters can be viewed at www.perceptron.com, free of charge, including our (i) charters for the Audit Committee, Management Development Committee and Nominating Committee and (ii) Code of Ethics.  We intend to post additional information on this website from time to time as the Board adopts or revises policies and procedures.  The information found on our website is not part of this or any report we file with, or furnish to, the SEC.

CORPORATE GOVERNANCE

Board Leadership Structure and Board and Committee Information

The Company’s Board consists of six independent directors and one management director, Mr. Watza.  The Board is responsible for direction of the overall affairs of the Company.  The Board has established three standing committees, being 1) the Audit Committee, 2) the Management Development, Compensation and Stock Option Committee (the “Management Development Committee”) and 3) the Nominating and Corporate Governance Committee (the “Nominating Committee”), as further detailed below.  Each of the committees is comprised solely of independent directors and each committee has a different chair.  The Company believes that it is beneficial to have a non-executive Chairman who is responsible for leading the Board.  The Company also believes that a predominantly independent Board, mixed with the experience of its management director, constitutes a leadership structure that is most appropriate for the Company and its shareholders at this time because it supports strategy development and execution and facilitates information flow between senior management and the Board.  The Board retains the authority to modify this structure to best address the Company’s unique circumstances as and when appropriate.

Our directors are elected to serve until their successors are elected.  The Board, and each committee thereof, meets formally from time to time and also takes action by consent resolutions.  During the fiscal year ended June 30, 2018, the Board met a total of thirteen times.  All of the current directors who are standing for re-election attended at least 75% of the total meetings of the Board, and of any committee on which they served, held during the period in fiscal 2018 in which they served as directors or members of any such committees.  Our policy is that each director is strongly encouraged to attend the Annual Meeting of Shareholders if reasonably possible.  All of the directors except Mr. Smith attended the 2017 Annual Meeting of Shareholders in person.

Chairman.  Mr. Marz has been elected by the directors to serve as Chairman of the Board.  The Chairman provides leadership to enhance the Board’s effectiveness, presides over meetings of the directors, and serves as liaison between the Board and management.  The Chairman is responsible for determining when to hold executive sessions held by the independent directors.

The Board has delegated certain authority to an Audit Committee, a Management Development Committee and a Nominating Committee to assist it in executing its duties.  The Board has adopted charters for each of these Committees.  The charters are available on our website at www.perceptron.com.  The Board determined that all of the directors, other than Mr. Watza, as well as Mr. Terryl R. Smith, who served as a director during fiscal 2018, are “independent directors” as defined in Marketplace Rule 4200(a)(15) of The NASDAQ Stock Market, Inc. (“NASDAQ”).

The composition and principal functions of each Committee are as follows:

 Audit Committee.  The Audit Committee is comprised of three outside members of the Board. Members of the Audit Committee are: Messrs. Neely, who serves as Chairman, Oswald and Ratigan.  The Board determined that all of the members of the Audit Committee are independent as required by the rules of the Securities and Exchange Commission (“SEC”) and NASDAQ listing standards for audit committee members.  In addition, the Board determined that both Messrs. Neely and Ratigan qualify as an “audit committee financial expert” as defined by applicable SEC rules and that each of the Audit Committee members satisfies all other qualifications for Audit Committee members set forth in the applicable NASDAQ rules.  The Audit Committee held seven meetings in fiscal 2018.

On November 3, 2014 the Board approved and adopted the Audit Committee’s revised charter.  The Audit Committee’s primary responsibilities include the following:

(i)	oversee the Company’s financial reporting process on behalf of the Board;
(ii)	review, appoint, compensate, retain and oversee the accounting firm to be appointed as the Company’s independent registered public accounting firm;
(iii)	review in advance the nature and extent of all services provided to the Company by its independent registered public accounting firm;
(iv)	review the independence of the Company’s independent registered public accounting firm;
(v)	review the scope, purpose and procedures of the audit;
(vi)

review the Company’s annual earnings press release, the audited financial statements and the proposed footnotes to be included in the Company’s Annual Report on Form 10-K with management and the auditors;

(vii)	report annually to the Board whether the Audit Committee recommends to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for filing with the SEC;
(viii)

review with such auditors its experience, findings and recommendations upon completion of the audit and receive from the auditors their required communications under generally accepted auditing standards;

(ix)	review the Company’s quarterly earnings releases and financial statements with management and the auditors;
(x)	review the Company’s Quarterly Reports on Form 10-Q for filing with the SEC;
(xi)	review the Company’s proxy statement when authority is delegated by the Board;
(xii)	review the adequacy of the Company’s internal accounting procedures and financial controls and management’s report on internal control over financial reporting required by applicable SEC rules;
(xiii)	oversee compliance by the Company with legal and regulatory requirements;
(xiv)	establish procedures for receipt, retention and handling of complaints and concerns regarding financial matters;
(xv)	act as the Qualified Legal Compliance Committee;
(xvi)	review and approve any related party transactions;
(xvii)	monitor the Company’s risk management activities; and
(xviii)	review and reassess annually the adequacy of the Audit Committee’s charter and performance.

Management Development, Compensation and Stock Option Committee.  The Management Development Committee is comprised of two outside members of the Board subsequent to June 21, 2018. Members of the Management Development, Committee prior to June 21, 2018 were: Messrs. Smith, who served as Chairman until his resignation from the Board on June 21, 2018, Neely and Taylor.  Subsequent to June 21, 2018, members of the Management Development Committee are Messrs. Taylor who serves as Chairman, and Neely.  The Board determined that all members of the Management Development Committee are independent as required by the NASDAQ listing standards for compensation committees responsible for determining compensation of executive officers.  The committee held ten meetings in fiscal 2018.

On November 11, 2014, the Board approved and adopted the Management Development Committee’s revised charter.  The Management Development Committee’s primary responsibilities include the following:

(i)	review the Company’s compensation programs and policies;
(ii)	establish and administer the compensation programs and policies for the Company’s CEO and other officers and key employees under its purview;
(iii)	administer the Company’s stock-based compensation plans;
(iv)	review and recommend compensation for service on the Board;
(v)	provide a compensation committee report for inclusion in the Company’s proxy statement;
(vi)	monitor the Company’s succession planning; and
(vii)	review and reassess annually the adequacy of the Management Development Committee’s charter and performance.

Eight employees are currently under the purview of the Management Development Committee, including all of the current executive officers named in the Summary Compensation Table included herein.  Mr. Watza participates in meetings of the Management Development Committee and makes recommendations with respect to the annual compensation of employees under the Committee’s purview.  The Management Development Committee separately determines the compensation of Mr. Watza in executive session.  Pursuant to its charter, the Management Development Committee is authorized to retain its own compensation consultants and outside legal, accounting, and other advisers at the Company’s expense.  Such consultants and advisers report directly to the Management Development Committee and the Committee has the sole authority to hire and fire any compensation consultants or advisers.  The Management Development Committee does not delegate its authority to such consultants or advisers.  In fiscal 2018, the Management Development Committee engaged the services of Rahmberg, Stover and Associates, LLC (“Rahmberg”), a compensation consulting firm, and has considered such firm’s input in evaluating compensation trends and best practices, identifying peer group companies and benchmarking compensation data, developing its short and long term executive incentive plans and other aspects of administering the Company’s executive compensation program and equity compensation programs.  Rahmberg serves at the discretion of the Management Development Committee.

Nominating and Corporate Governance Committee.  The Nominating Committee is comprised of two outside members of the Board subsequent to June 21, 2018. Members of the Nominating Committee prior to June 21, 2018 were: Messrs. Oswald, who serves as the Chairman, Bryant and Smith until his resignation from the Board on June 21, 2018.  Subsequent to June 21, 2018, members of the Nominating Committee are: Messrs. Oswald, who serves as the Chairman, and Bryant.  The Board determined that all members of the Nominating Committee are independent as required by the NASDAQ listing standards for nominating committee members.  The committee held four meetings in fiscal 2018.

On November 12, 2007, the Board approved and adopted the Nominating Committee’s revised charter.  The Nominating Committee’s primary responsibilities include the following:

(i)	establish criteria for the selection of new Board members;
(ii)	conduct searches and interviews for individuals qualified to become Board members;
(iii)	make recommendations to the Board regarding director nominees to stand for election as directors at each annual meeting of shareholders or to fill vacancies on the Board;
(iv)	recommend to the Board the directors to serve on the standing committees of the Board and the structure and functions of such committees;
(v)	develop policies and procedures for Board consideration of shareholder recommendations of Board nominees and handling of shareholder proposals;
(vi)	develop a process for shareholders to communicate with the Board;
(vii)	advise the Board on corporate governance matters, including development, review and assessment of corporate governance principles;
(viii)	oversee the Board and committee self-evaluation process;
(ix)	evaluate independence of each Board member; and
(x)	review and reassess annually the adequacy of the Nominating Committee’s charter and performance.

The Nominating Committee may use various methods to identify director candidates, including recommendations from existing Board members, management, shareholders, professionals and other sources outside the Company, which could include third-party search firms.  The Nominating Committee will evaluate and screen the list of potential nominees and narrow the list to individuals they believe best satisfy the needs of the Company.  The Nominating Committee will conduct interviews and gather additional information concerning the individuals, as they deem appropriate.  Based on the foregoing, the Nominating Committee will recommend to the Board the number of members of the Board to be elected at the next annual meeting of shareholders of the Company and the persons to be nominated for election to the Board.  Director candidates need not possess any specific minimum qualifications.  Rather, a candidate’s suitability for nomination and election to the Board will be evaluated in light of the portfolio of skills, experience, perspective and background required for the effective functioning of the Board.  While the Company does not have a formal written diversity policy, the Nominating Committee considers diversity of director nominees in terms of background, experience, skill set, gender and expertise in matters relating to the Company’s business in an effort to promote balanced deliberation and consideration of matters presented to the Board.  Among the desired qualities that the Nominating Committee will consider are: (i) high ethical character; (ii) practical intelligence and judgment, an inquiring mind and a good range of problem solving skills; (iii) independence; (iv) ability to work in a collaborative culture; (v) high-level leadership experience and personal achievement; (vi) sufficient personal commitment and time to devote to responsibilities as a director; and (vii) capacity and desire to represent the balanced best interests of the shareholders as a whole.  In addition, while not a requirement, the Nominating Committee will take into consideration a director’s age after he or she reaches 75 and tenure of any director who has served on the Board for more than ten years.

The Nominating Committee will consider candidates recommended by shareholders using the same procedures and standards utilized for evaluating candidates recommended by other sources except that the Nominating Committee will not consider a director nominee proposed by a shareholder if (i) the shareholder does not submit the required information timely; (ii) the shareholder or group of shareholders proposing the director nominee do not beneficially own, in the aggregate, more than 5% of the Common Stock, with the Common Stock used to satisfy this requirement owned for at least one year prior to the date of the recommendation, or (iii) the shareholder proposes as the nominee himself or herself, or an affiliate or affiliated party.

Board Role in Risk Oversight

The Company’s management team is responsible for identifying and monitoring the material risks facing the Company, while the Board is responsible for oversight of management’s efforts with respect to risk, which oversight occurs at both the Board and the committee level.  For example, the Audit Committee focuses on financial and accounting exposures and compliance; the Management Development Committee monitors risks arising from compensation policies and practices; and the Nominating Committee oversees risks associated with the Company’s fiduciary responsibilities, which include board membership, board structure and corporate governance.  Management provides regular updates throughout the year regarding the management of the risks they oversee.

The Company’s risk structure allows the Company’s independent directors to exercise effective oversight of the actions of management, led by Mr. Watza as President and Chief Executive Officer, in identifying the risks and implementing effective risk management policies and controls.

Shareholder Communications with the Board of Directors

Shareholders desiring to communicate with the Board or any individual director may send communications to the Board in writing by mail addressed to the Board of Directors or an individual director, c/o Assistant Secretary, Perceptron, Inc., 47827 Halyard Drive, Plymouth, MI 48170-2461 or by e-mail addressed to boardofdirectors@perceptron.com.

ITEM 11:	EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

Compensation Discussion and Analysis

Executive Summary.  This Compensation Discussion and Analysis (“CD&A”) is intended to provide information about our compensation objectives and policies for our principal executive officer, our principal financial officer and our other named executive officers (the “NEOs”) included in the Summary Compensation Table that follows this discussion.  This CD&A is intended to place in perspective the compensation information contained in the tables that follow this discussion.

During fiscal 2018, the Management Development Committee, after reviewing the Company’s executive compensation programs, determined to not change the principal components of our programs as discussed below.  This approach was supported by the results of the advisory vote by shareholders of the Company at the Annual Meeting of Shareholders held on November 9, 2017 at which the “Say on Pay” Advisory Vote on Executive Compensation was approved by 96.0% of the shareholders voting on the proposal.

General Philosophy.  Our objective is to provide a superior return to shareholders. To support this objective, we believe that we must attract, retain and motivate top quality executive talent.  Our executive compensation program is a critical tool in this process.

Our executive compensation program consists of five components:

•	Base salary;
•	Annual cash incentive opportunities;
•	Long-term incentives represented by stock-based awards;
•	Employee benefits; and
•	Severance and change in control benefits.

Our compensation philosophy at all levels of the organization emphasizes performance-based compensation.  This is particularly true of our executive compensation program, which has been designed to link executive compensation to Company performance through at-risk compensation opportunities, providing significant reward to executives who contribute to our success.  A significant portion of our NEOs and other executives’ potential annual cash compensation is tied to our revenue and profitability goals.  We provide long-term incentives to our team through periodic stock awards.  Through stock awards to our NEOs and other executives, we have tied a significant portion of their future compensation potential to the creation of long-term shareholder value.  Further, we believe that stock-based incentives for team members, in addition to providing an incentive for their continued employment, more closely align their interests with those of the Company and its shareholders.

Our approach to NEO base salaries is to ensure that they are competitive so that they are effective in attracting and retaining a high quality executive team.  Similarly, in designing our employee benefit programs and severance and change in control benefits, we strive to offer benefits consistent with the general practice of comparable companies.

We believe that compensation should be simple, straightforward and easily understood by the recipients.  As a result, our incentive compensation programs have generally been tied to a limited number of key Company-wide performance metrics that can be objectively measured.

We continue to implement a corporate strategy designed to leverage our leading technologies and market position to accelerate the next evolution of growth of the Company as well as increase diversification across industries.  The main components of our strategy are: to continue to invest in engineering capabilities, focus on our core automotive technologies and customers, tenaciously pursue cost efficiencies and prudently manage our working capital.

In the coming years, we will continue to revise and refine our executive and non-executive compensation programs to properly motivate our executives and team to implement this strategy.  We will directly reward them for growth on a Company-wide basis.

Equity Ownership Guidelines.  The Management Development Committee determined to implement equity ownership guidelines for our executive team. In August 2017, the Board determined that the Chief Executive Officer and other NEOs should hold shares equal to one-times and one-half-times their base salaries, respectively.  This will be accomplished by requiring these executives to retain at least 25% of the net shares of Common Stock acquired upon the vesting or exercise of any equity incentive awards, after deducting the number of shares of Common Stock that were withheld or sold to pay applicable taxes and/or exercise price, until the executive has met the ownership guidelines.  This requirement will be measured each year at June 30th.  At June 30, 2018, all members of the executive team had complied with this requirement.

The Role of the Management Development Committee and Chief Executive Officer in the Compensation Process.  The Management Development Committee is responsible for the planning, review and administration of our executive compensation program and stock-based executive compensation programs.  During the fiscal year ended June 30, 2018, all members of this Committee were non-employee directors of the Company.  The Management Development Committee generally meets in conjunction with regularly scheduled Board meetings and between Board meetings at the request of the Chief Executive Officer or the Management Development Committee.

The Management Development Committee generally reviews the components of executive compensation on an annual basis to determine whether there should be any adjustments in base salary, to establish the annual cash incentive plan, to establish a long term equity incentive plan, to determine if other stock-based incentives should be granted and to review the terms of our other executive compensation programs.  Each year the Chief Executive Officer presents an evaluation of the performance of the NEOs and other executive team members to the Management Development Committee.  Based upon this evaluation, the Chief Executive Officer makes recommendations to the Management Development Committee regarding compensation for the NEOs and other executives, other than himself.  The Chief Executive Officer may make recommendations regarding changes in a particular NEO or other executive’s compensation more frequently than annually as a result of changes in circumstances, such as the assumption of increased executive level responsibilities.  The Management Development Committee considers the recommendations of the Chief Executive Officer, as well as the other information provided to them by the Company, and then establishes compensation for the NEOs and other executives, either annually or periodically as the need arises.

The Management Development Committee independently assesses the performance of the Chief Executive Officer.  Based upon that assessment, the performance of the Company and the Management Development Committee’s decisions regarding the compensation of the other NEOs and executives, the Management Development Committee independently establishes the compensation of the Chief Executive Officer, without any recommendations from or participation by the Chief Executive Officer in that process.

The Management Development Committee has not established a set percentage relationship between the size of the Chief Executive Officer’s compensation package as compared to the other NEOs.  However, historically one of the factors considered by the Management Development Committee in setting the Chief Executive Officer’s compensation is the level of compensation awarded to the other NEOs for each element of compensation.

The base salary, annual cash incentive opportunity, stock-based incentives and other compensation terms for new executive officers are established by the Management Development Committee based upon the executive’s qualifications, position and level of responsibility as compared with our other executives, our profitability and other factors, such as assessments of individual performance and market practices, and, in the case of executive officers other than the Chief Executive Officer, upon the recommendation of the Chief Executive Officer.

The Chief Executive Officer typically proposes the terms of an annual cash incentive plan and equity incentive plan to the Management Development Committee for consideration.  The Committee revises the plans as it deems appropriate and approves the final plans, usually in the first quarter of the fiscal year.

The Management Development Committee generally reviews all elements of compensation as a whole in establishing executive compensation.  It does not have a pre-set formula for the proper mix of the elements, other than the annual cash incentive and equity incentive plans.  In the case of our annual cash incentive and equity incentive plans, each of our NEOs and other executives has a set target percentage of his or her base salary that can be earned as an annual cash incentive and an equity incentive for achievement of Company-wide performance metrics.

The Role of Risk Assessment in Compensation Planning.  As part of its process of developing and implementing the Company’s compensation programs for both executive and non-executive team members, the Management Development Committee considers whether the programs being proposed have the potential to create risks that could have a material adverse effect on the Company.  The Management Development Committee believes that the Company’s compensation programs have been structured with an appropriate balance between providing strong compensation-related incentives to the team to drive revenue and profit growth, without encouraging them to take excessive risks to achieve growth.  For instance, while the Company uses performance-based compensation at all levels of its compensation program, base salary still represents the largest single portion of all team members’ cash compensation.  This encourages team members to take appropriate risks to achieve established goals, but tempered by the need to maintain the Company’s long-term established business assets and value.  Further, Company revenue and operating income targets used in incentive plans are based upon the Company’s operating budget for the fiscal year generally developed by the executives and the team and approved by the Company’s Board of Directors.  By setting targets in this fashion, the Management Development Committee strives to set realistic targets to drive reasonably achievable growth.  In addition, the amount that can be earned by the executives and the team under this plan are capped at a percentage of the team member’s base salary, discouraging risk taking to achieve performance levels significantly above the expected levels of performance.

Key Elements of Compensation for Fiscal 2018

Base Salary.  The Management Development Committee recognizes the importance of a competitive compensation structure in retaining and attracting valuable senior executives.  Executive salary levels are reviewed and established annually.  The salaries received by our executives generally reflect their levels of responsibility, our profitability and other factors, such as assessments of individual performance and market practices.

In connection with the appointment of Mr. Watza as President and Chief Executive Officer in November 2016, his base salary was set at $325,000.  In April 2018, the Management and Development Committee approved a 4% merit increase for Mr. Watza, which coincided with merit increases for all U.S.-based employees and set his salary at $338,000.  The Management Development Committee set his base salary at a level they viewed as commensurate with amounts paid to his predecessors.  Mr. Watza has also been awarded two non-qualified options to purchase 100,000 shares under each award of the Company’s Common Stock, under the Company’s 2004 Stock Incentive Plan, with grant dates effective December 1, 2016 and October 2, 2017, respectively.  The options are exercisable in three equal annual installments on the first anniversary, second anniversary and third anniversaries of each grant at an exercise price equal to the fair market value of the Company’s Common Stock on December 1, 2016 and October 2, 2017, respectively.

In connection with the appointment of Mr. Van Valkenburg as Vice President, Global Sales and Marketing in December 2016, his base salary was set at $215,000.  In March 2017, the Management Development Committee approved a merit increase for Mr. Van Valkenburg and set his salary at $220,000, which coincided with merit increases for all U.S.-based employees.  In April 2018, the Management Development Committee approved a 4.5% merit increase for Mr. Van Valkenburg, which coincided with merit increases for all U.S.-based employees and set his salary at $230,000.

Annual Non-Equity Incentive Plan.  Our executives and director-level team members are eligible for annual cash incentive opportunities.  Generally, at the beginning of each fiscal year, the Management Development Committee develops a cash incentive plan applicable to the Chief Executive Officer of the Company, the other NEOs and our other executives and director-level team members.

In the case of our annual cash incentive, each of our executives and director-level team members, including the NEOs, has a set target percentage of their base salary that can be earned as an annual cash profit sharing incentive for achievement of Company-wide performance metrics and individual strategic goals.

For fiscal 2018, the Management Development Committee adopted the Fiscal 2018 Executive Short Term Incentive Plan, which applied to Mr. Watza, the other NEOs, our other executives and director-level team members.  Under the Fiscal 2018 Executive Short Term Incentive Plan, participants could earn annual incentive cash compensation based upon performance against pre-established Company financial targets and individual strategic objectives.

The amount of the award of any cash incentives under the Fiscal 2018 Executive Short Term Incentive Plan for fiscal 2018 performance was based on the Company’s achievement of specified results with respect to Company revenue and operating income targets for fiscal 2018.  The weightings of these targets for fiscal 2018 were as follows:

Fiscal 2018 Targets	Weighting
Company Revenue	50%
Company Operating Income Before Incentive Compensation	50%

The financial targets include progressive threshold (90% of target for Company Revenue and 75% for Company Operating Income Before Incentive Compensation), target and maximum (110% of target for Company Revenue and 150% of target for Company Operating Income Before Incentive Compensation) performance level incentive objectives.  Furthermore, the Company’s Operating Income Before Incentive Compensation must be at least 75% of the target level under the Company’s Fiscal 2018 Operating Budget for any annual incentive cash compensation payable to be made under the Executive Short Term Incentive Plan.

An annual incentive cash compensation payout can be made under the Fiscal 2018 Executive Short Term Incentive Plan if the Company Operating Income Before Incentive Compensation equals or exceeds 75% of the Company Operating Income Before Incentive Compensation target.  The specific amount that such participant receives is dependent on company financial performance, the participant’s base salary and his or her predetermined participation level stated as a percentage of base salary (55% for Mr. Watza and 35% for other executives).

The amount that could have been received by Mr. Watza under the Fiscal 2018 Executive Short Term Incentive Plan ranged from 0% (assuming the threshold objectives were not met) to 96.25% (assuming the maximum objectives were met) of base salary, with a cash incentive amount of 55% of base salary if both of the target financial performance objectives are met.  For each of the other executives, the amount such executives could have received under the Fiscal 2018 Executive Short Term Incentive Plan ranged from 0% (assuming the threshold objectives were not met) to 61.25% (assuming the maximum objectives were met) of base salary, with a threshold cash incentive amount of 35% of base salary if both of the target financial performance objectives are met.

Participating team members under the Fiscal 2018 Executive Short Term Incentive Plan had to be employed on or before December 31, 2017 in order to be eligible.  Participating team members hired between July 1, 2017 and December 31, 2017, were eligible for a pro-rata portion of their individual participation level. Participating team members had to be employed by the Company at the date of the payouts in fiscal 2019, except as otherwise provided under any severance agreement applicable to the participant.  See Item 11 - “Executive Compensation - Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control.”  The Management Development Committee reserved the right to increase, decrease or eliminate any payout under the Fiscal 2018 Executive Short Term Incentive Plan for any participant, including to provide for no payout even if the financial performance targets or strategic objectives were achieved by the participant.

After completion of fiscal 2018, the Management Development Committee determined the extent to which the specified goals relating to the financial targets were achieved.  Our fiscal 2018 Revenue and Operating Income Before Incentive Compensation for purposes of the Fiscal 2018 Executive Short Term Incentive Plan were approximately 120% and 200% respectively, of the target thresholds.  Accordingly, a cash incentive was earned for both the revenue target and the operating income target, for a payout of 161.5% of the target level cash incentive amount.

Long Term Equity Incentive Plan.  Our executives and director-level team members are eligible for equity incentive opportunities.  Generally, at the beginning of each fiscal year, the Management Development Committee develops an equity incentive plan applicable to the Chief Executive Officer of the Company, the other NEOs and our other executives and director-level team members.

Under the Fiscal 2018 Executive Long Term Incentive Plan (the “Executive Long Term Incentive Plan”), the Company’s key executives, including the named executive officers, can earn incentive restricted stock units and performance share award units under the 2004 Stock Incentive Plan. The equity awards granted under the Executive Long Term Incentive Plan were targeted to be 50% in the form of restricted stock units and 50% in the form of performance share award units.

The equity awards were granted on October 2, 2017. The specific number of shares of restricted stock units and the specific target number of performance share award units that each participant receives was determined by dividing an award amount denominated in dollars by the closing price of the Company’s Common Stock on the Nasdaq Stock Market’s Global Market on the date the restricted stock units and performance share award units were awarded.  The award amount is equal to a predetermined percentage of the participant’s base salary (40% for our President and Chief Executive Officer and 30% for

the other executives, with Mr. Watza and the other NEO receiving a grant of 8,200 and 4,150 of restricted stock units, respectively, and 8,200 and 4,150 of performance share award units, respectively).

The restricted stock units vest 33-1/3% on the first anniversary of the grant date, 33-1/3% on the second anniversary of the grant date and 33-1/3% on the third anniversary of the grant date, provided the participant remains employed with the Company on each of the relevant vesting dates. The restricted stock units will become fully vested in the event a successor corporation refuses to assume the restricted stock units or the participant’s employment is terminated without Cause (as defined in the award agreement) in connection with or within three years following a Change in Control of the Company (as defined in the award agreement).

Subject to the Company’s achievement of specified results with respect to corporate revenue and operating income targets for fiscal years 2018, 2019 and 2020 (the “Performance Measures”), 33-1/3% of the performance share award units vest based upon the achievement of Performance Measures for fiscal 2018 (the “Fiscal 2018 Tranche”), 33-1/3% based upon the achievement of Performance Measures for fiscal 2019 and 33-1/3% based upon the achievement of Performance Measures for fiscal 2020, provided the participant remains employed with the Company on each of the relevant vesting dates. The Performance Measures were set at the date of grant based upon the Company’s 3 Year Long Range Plan. The weightings of the Performance Measures for determining the number of performance share award units that will vest for each participant in fiscal years 2018, 2019 and 2020 were as follows:

Fiscal 2018 Targets	Weighting
Company Revenue	50%
Company Operating Income Before Incentive Compensation	50%

The financial targets included in the Performance Measures include progressive threshold (90% of target for Company Revenue and 75% for Company Operating Income Before Incentive Compensation), target and maximum (110% of target for Company Revenue and 150% of target for Company Operating Income Before Incentive Compensation) performance level incentive objectives.  Furthermore, the Company’s Operating Income Before Incentive Compensation must be at least 75% of the target level under the Company’s Fiscal 2018 Operating Budget for any performance share award units to vest under the Executive Long Term Incentive Plan.

Under the Fiscal 2018 Executive Long Term Incentive Plan, the value of the performance share award units that could be earned by Mr. Watza ranged from 0% (assuming the threshold objectives were not met) to 65% (assuming the maximum objectives were met) of base salary, with a grant date value of 40% of base salary if both of the target financial performance objectives are met.  Under the Fiscal 2018 Executive Long Term Incentive Plan, the grant date value of the equity award that could be earned by the Company’s other executives ranged from 0% (assuming the threshold objectives were not met) to 48.8% (assuming the maximum objectives were met) of base salary, with a grant date value of 30% of base salary if both of the target financial performance objectives are met.

Participating team members under the Fiscal 2018 Executive Long Term Incentive Plan had to be employed on or before December 31, 2017 in order to be eligible. Participating team members hired between July 1, 2017 and December 31, 2017 were eligible for a pro-rata portion of their individual participation level.  Participating team members have to be employed by the Company at each vesting date, except as otherwise provided under any severance agreement applicable to the participant.  See Item 11 - “Executive Compensation - Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control.”  The Management Development Committee reserved the right to increase, decrease or eliminate any performance share award units under the Fiscal 2018 Executive Long Term Incentive Plan for any participant, even if the financial performance targets were achieved.

After completion of fiscal 2018, the Management Development Committee determined the extent to which the specified goals relating to the financial targets were achieved for the Fiscal 2018 Tranche.  Our fiscal 2018 Revenue and Adjusted Operating Income Before Incentive Compensation for purposes of the Fiscal 2018 Tranche of the Fiscal 2018 Executive Long Term Incentive Plan were approximately 120% and 200%, respectively, of the target thresholds.  Accordingly, a performance award was earned for both the revenue target and the operating income target for the Fiscal 2018 Tranche for a payout of 161.5% of the target level performance share award units for the 2018 Fiscal 2018 Tranche.  Thus, for the Fiscal 2018 Tranche, Mr. Watza and the other NEO vested in 4,414 and 2,235, respectively, of performance share award units.

Stock-Based Incentives.  The 2004 Stock Plan permits the Management Development Committee to grant stock appreciation rights, restricted stock, restricted stock units, performance share awards and deferred stock units, in addition to incentive and non-qualified stock options.

In November 2016, in connection with Mr. Watza being named as President and Chief Executive Officer, he was awarded a non-qualified option to purchase 100,000 shares of the Company’s Common Stock, under the Company’s 2004 Stock Incentive Plan, with a grant date effective December 1, 2016.  On October 2, 2017, Mr. Watza received another grant of non-qualified stock options to purchase 100,000 shares of the Company’s Common Stock that the Company had committed to grant in connection with Mr. Watza’s appointment as President and Chief Executive Officer.  These grants are at levels commensurate with those made to his predecessors.

The options granted to Mr. Watza become exercisable in three equal annual installments, beginning one year from their date of initial grant, at an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant.  The options expire ten years from the date of grant, or if earlier, one year after the executive’s death or permanent disability or three months after the executive’s termination of employment.  In addition, any portion of these options that is not exercisable becomes exercisable immediately upon a Change in Control of the Company as described under Item 11 -“Executive Compensation - Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control.”  All of the options granted were non-qualified stock options.

Under the terms of the Fiscal 2018 Executive Long Term Incentive Plan, Mr. Watza and the other NEOs, received an award of restricted stock units and had the opportunity to, and did, earn performance share award units under the 2004 Stock Plan in fiscal 2018 as described above under Item 11 - “Executive Compensation - Compensation of Executive Officers – Compensation Discussion and Analysis – Key Elements of Compensation for Fiscal 2018 – Long Term Equity Incentive Plan.”

The Management Development Committee does not have a set time of the year in which it makes discretionary equity awards under the 2004 Stock Plan, nor does it make such awards every year.

The Management Development Committee periodically reviews the various stock-based incentive alternatives available to the Company under the 2004 Stock Plan as part of its development of a program to provide appropriate long-term incentives to the executive team and more closely align their interests with the Company and its shareholders.  Historically, the Management Development Committee used grants of non-qualified stock options as the Company’s principal long-term stock incentive program for the executive team. More recently, the Management Development Committee also has used restricted stock awards, restricted stock unit awards and performance share unit awards to the executive team, members of the Board of Directors and other team members.  We have increased our use of these other forms of awards in order to reduce the number of shares being issued by the Company as equity incentive awards.  Because recipients of these types of awards are not required to pay an exercise price to realize the benefits of the award, as compared to stock option grants where they are required to do so, we are able to award fewer shares to participants than if we granted stock options, yet provide participants with equivalent value to a stock option grant.  In the future, the Management Development Committee plans to use a combination of stock option grants, restricted stock awards, restricted stock unit awards and performance share units.

The Management Development Committee has generally provided for stock options grants, restricted stock awards and restricted stock unit awards to become exercisable immediately upon a Change in Control of the Company. Prior to the adoption of the Fiscal 2018 Executive Long Term Incentive Plan, the Management Development Committee used a single trigger structure for acceleration of vesting of stock option grants, restricted stock awards and restricted stock unit awards upon a Change in Control of the Company so that vesting occurs upon the occurrence of the Change of Control. They believe this provided executives with the appropriate incentives to act in the best interests of the Company and its shareholders, without concern for their own personal interests, and to provide for continuity of management during the pendency of a transaction that could result in a Change in Control of the Company.

The Management Development Committee designed the restricted stock unit awards under the Fiscal 2018 Executive Long Term Incentive Plan to use a double trigger structure for acceleration of vesting of the awards upon a Change in Control of the Company.  Under the double trigger structure, accelerated vesting of awards requires both a Change in Control and qualified termination of employment or non-assumptions of awards. Similarly, the Management Development Committee designed the performance share unit awards under the Fiscal 2018 Executive Long Term Incentive Plan to provide that, upon a Change in Control of the Company, the performance requirements will be eliminated and any unvested portion of the award will vest, at the target number of shares subject to the original grant, in annual tranches at the anniversary date of the date of grant, based upon the year in which the tranche would have vested based upon achievement of the performance targets, if the holder of the award is employed as of such date or, if earlier, a qualified termination of employment or non-assumption of the award. The Committee currently intends to use these provisions for all future grants under the 2004 Stock Plan.

Employee Benefits.  We believe it is important to the retention of our team members that we maintain a competitive benefit package at all levels within the Company.  Further, we believe a well-designed employee benefit program further promotes the creation of value for our shareholders by enhancing job productivity by encouraging our team members to maintain a healthy lifestyle and providing a reasonable level of financial support in the event of an illness, injury or death.

All of our team members, including the NEOs and our other executives, receive customary benefits such as medical, dental and vision plans, short and long-term disability and group life insurance.  In addition, the NEOs and certain other executives receive enhanced life insurance (in lieu of group life) and supplemental long-term executive disability benefits, commensurate with their higher compensation levels.

We also maintain a 401(k) Profit Sharing Plan (the “401(k) Plan”) in which all team members employed in the United States, including the NEOs and our other executives, are eligible to participate on the same basis.  All team members are eligible to contribute up to 75% of their salaries on a pre-tax basis to the 401(k) Plan.  For calendar year 2018, the annual maximum contribution limit is $18,500 for employees under 50 years of age and $24,500 for employees 50 years of age or older.  In addition, the Board of Directors may authorize the Company, from time to time, to match a portion of the team members’ contributions to the 401(k) Plan.  In fiscal year 2018, the Company contributed a match of 25% of each team member’s voluntary contribution to the 401(k) Plan up to the first 8% of a team member’s compensation.  Furthermore, based on the performance of the Company in fiscal year 2018, the Board approved an additional match for fiscal 2018 of each team member’s voluntary contributions to the 401(k) Plan up to 3% of their compensation for the period January 1 to June 30, 2018.

To facilitate the performance of their management responsibilities, we provide certain key employees selected perquisites and other personal benefits, such as an automobile expense allowance and, when key employees join us, relocation benefits, such as temporary housing and reimbursements of travel costs prior to relocation.

Severance Agreements.  The Board, upon recommendation of the Management Development Committee, authorized the implementation of formal severance agreements for the Company’s executive officers beginning in fiscal 2005.  The terms of the severance agreements are described under Item 11 - “Executive Compensation - Compensation of Executive Officers – Potential Payments upon Termination or Change in Control.”  The Board determined it appropriate to formalize the Company’s general severance policies and practices for its executive team and at the same time institute enhanced severance arrangements payable in the event of a termination of the executive’s employment following a change in control of the Company.  The Board and Management Development Committee believe that the enhanced severance arrangements are necessary in order to provide executives with the appropriate incentives to act in the best interests of the Company and its shareholders, without concern for their own personal interests, and to provide for continuity of management during the pendency of a transaction that could result in a change in control of the Company.  The Management Development Committee, in developing its recommendations to the Board, consulted with an outside compensation consultant hired by the Committee and the Company’s outside legal counsel.  Based upon the foregoing, the Management Development Committee believes that the severance agreements contain terms and conditions which are comparable to those used by other companies that are similar in size to the Company.

The NEOs have all entered into our standard executive agreement not to compete, restricting the executive’s right to compete with us for the longer of twelve months following the termination of employment or the period post-termination during which we are required to make payments to the executive, and standard employee proprietary information and inventions agreement, containing confidentiality provisions and a two-year post-termination restriction on soliciting our employees.  We have the right to cease all further payments under the NEO’s severance agreement in the event that the NEO violates the executive non-competition agreement.  The NEOs must sign a standard release to receive payments under the severance agreements, including standard non-disparagement provisions.

Payments under the severance agreements, when aggregated with any other “parachute payments” (defined under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”) as compensation that becomes payable or accelerated due to a Change in Control) payable under any of our other plans, agreements or policies, are capped so as to not be treated as “excess parachute payments” under Code Sections 280G and 4999.  See Item 11 - “Executive Compensation - Compensation of Executive Officers – Compensation Discussion and Analysis – Golden Parachute Excise Tax” below for a further discussion of our policy with respect to golden parachute amounts.

Deductibility of Executive Compensation.  Code Section 162(m) restricts the deductibility of executive compensation paid to the chief executive officer and any of the three most highly compensated executive officers (other than the chief financial officer) at the end of the fiscal year to the extent such compensation (including gains from the exercise of certain stock options) exceeds $1,000,000 in any year.  There are exceptions to the limitation for performance-based compensation that is based on nondiscretionary, pre-established performance measures.

Our Board established certain restrictions on the granting of options under the 2004 Stock Plan so that compensation realized in connection with the stock-based grants under the 2004 Stock Plan could be structured to be exempt from the restrictions on deductibility under Section 162(m).  For instance, the 2004 Stock Plan restricts stock grants to any participant in any fiscal year as follows: (i) up to 200,000 shares of Common Stock may be subject to stock option grants, (ii) up to 200,000 shares of Common Stock may be subject to stock appreciation right grants, (iii) up to 200,000 shares of Common Stock may be subject to restricted stock awards, (iv) up to 200,000 shares of Common Stock may be subject to restricted stock units and (v) up to 200,000 shares of Common Stock may be subject to performance share awards.  It is important to note that while these restrictions allow the Management Development Committee continuing discretion in establishing executive officer compensation, they do limit such discretion by restricting the size of stock awards which the Management Development Committee may grant to any single individual.  The permitted size of the stock awards to a single individual was established based on the determination of the maximum number of shares which would be required to be granted in any fiscal year to retain or attract a chief executive officer of the Company.  The stock option grants under the 2004 Stock Plan have been designed to be exempt from the restrictions on deductibility under Section 162(m).  While the restricted stock awards under the 2004 Stock Plan, to date, have not been designed to be exempt from the restrictions on deductibility under Section 162(m), they have been small enough in number to not likely result in payments to any executive officer in any year which would be subject to such restrictions.

We do not believe that other components of our compensation program are likely to result in payments to any executive officer in any year which would be subject to the restriction on deductibility under Section 162(m).  Accordingly, we believe that we have taken appropriate actions to preserve the deductibility of most of the annual performance bonuses and long-term performance incentive awards the Management Development Committee is likely to award in any given year.  We will continue to evaluate the advisability of qualifying future executive compensation programs for deductibility under the Code.

The Management Development Committee recognizes the need to retain flexibility to make compensation decisions that may not meet Section 162(m) standards to enable us to attract, retain and motivate highly qualified executives.  It has the authority to approve non-deductible compensation in appropriate circumstances.  Also, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the related regulations and guidance, no assurance can be given that compensation intended by us to satisfy the requirements for deductibility under Section 162(m) will in fact do so.

Stock Awards Expense.  We are required under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation – Stock Compensation” to record compensation expense associated with stock awards to our employees, including the NEOs, as more fully discussed in Note 17 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.  As discussed above, the Management Development Committee does consider the impact of FASB ASC Topic 718 in determining to use stock awards as our principal long-term incentive program for the executive team.  Further, the Management Development Committee does consider the amount of compensation expense required to be recorded in determining the size of stock awards to the Chief Executive Officer and the aggregate awards made to the remainder of the executive team and team members generally.

Golden Parachute Excise Tax.  Code Section 280G imposes tax penalties on golden parachute payments associated with a Change in Control of the Company if they exceed a specified level.  These penalties include a 20% excise tax on part of the income received by executives with excess payments, and the elimination of a portion of our tax deduction when these excess payments are triggered.  Payments under our severance agreements and from the acceleration of the exercisability of our stock options and vesting of our restricted stock, restricted stock units and performance share units  in the event of a Change in Control of the Company are potentially subject to these tax penalties.  Currently, payments under our severance agreements are capped at an amount that will not trigger the excise tax.  There is no similar limitation on the acceleration of the exercisability of stock options and vesting of other stock awards since we believe it is unlikely that the acceleration of options and vesting of other stock awards alone would cause an executive to exceed the specified level.  The Management Development Committee recognizes the need to retain flexibility to make compensation decisions that may cause payments to executives to exceed the levels specified in Code Section 280G to enable us to attract, retain and motivate highly qualified executives.  It therefore has the authority to approve compensation that would exceed the specified level or to remove the cap contained in the severance agreements in appropriate circumstances.  However, in the event that any payment by the Company to any executive officer is subject to excise taxes pursuant to Code Section 280G, the Company’s policy is that it will not reimburse the executive officer for any such excise taxes.

Deferred Compensation.  We have also structured our executive compensation program with the intention that it complies with or be exempt from Code Section 409A which may impose additional taxes on our executives for certain types of deferred compensation that are not in compliance with or exempt from Code Section 409A.

Because the Company’s policy is to either comply with or exempt payments from Code Section 409A, it does not generally assume responsibility for any additional tax, interest, or penalties under Code Section 409A. Also, because of ambiguities and uncertainties as to the application and interpretation of Code Section 409A and the related regulations and guidance, no assurance can be given that compensation intended by us to comply with or be exempt from Code Section 409A will in fact do so.

Report of the Management Development, Compensation and Stock Option Committee

The Management Development, Compensation and Stock Option Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

MANAGEMENT DEVELOPMENT COMPENSATION AND STOCK OPTION COMMITTEE	William C. Taylor, Chairman C. Richard Neely, Jr.

Consideration of Last Year’s Advisory Shareholder Vote on Executive Compensation

At the 2017 Annual Meeting of Shareholders, approximately 96.0% of the votes cast by the shareholders were voted to approve the compensation of the Company’s named executive officers as discussed and disclosed in the 2017 Proxy Statement.  The Board and the Management Development Committee appreciate and value the views of our shareholders.  In considering the results of this advisory vote on executive compensation, the Management Development Committee concluded that the compensation paid to our named executive officers and the Company’s overall pay practices enjoy shareholder support and did not make any material changes to the executive compensation program in response to the shareholder vote.

Going forward, future advisory votes on executive compensation will serve as an additional tool to guide the Board and the Management Development Committee in evaluating the alignment of the Company’s executive compensation program with the interests of the Company and its shareholders.  Shareholders may communicate with the Board, the Management Development Committee or individual directors regarding the Company’s executive compensation program by submitting such communications in writing to Perceptron, Inc., Attention: Board of Directors (or the Management Development Committee or the individual director(s)), 47827 Halyard Drive, Plymouth, Michigan 48170-2461.  Communications should be sent by overnight or certified mail, return receipt requested.  Such communications will be delivered directly to the Board, the Management Development Committee or the individual director(s), as designated on such communication.

At the 2013 Annual Meeting of Shareholders, our shareholders expressed a preference that advisory votes on executive compensation be held on an annual basis.  Consistent with this preference, the Board determined to implement an advisory vote on executive compensation on an annual basis until the next required vote on the frequency of shareholder votes on the compensation of executive officers.

Summary Compensation Table

The following table sets forth certain information as to compensation paid by us for services rendered in all capacities to the Company and its subsidiaries during fiscal 2018, 2017 and 2016 (except as otherwise noted) to (i) persons serving as our Chief Executive Officer at any time during fiscal 2018, (ii) persons serving as our Chief Financial Officer at any time during fiscal 2018, and (iii) persons serving as our executive officers at any time during fiscal 2018, (collectively, the “named executive officers” or “NEOs”).  Please see the Compensation Discussion and Analysis for additional detail regarding the Company’s compensation philosophy, practices and fiscal 2018 compensation decisions.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total
David L. Watza, President,	2018	328,000	-	130,380(6)	396,235(7)	288,681	27,211	$1,170,507
Chief Executive Officer and	2017	300,000	-	78,914(8)	302,104(7)	156,970	15,070	$853,058
Chief Financial Officer(5)	2016	194,000	25,000	48,750(9)	95,595(10)	-	7,647	$370,992
Richard J. Van Valkenburg	2018	222,308	-	65,985(6)	-	124,355	24,544	$437,192
Vice President, Global Sales
and Marketing(11)

(1)

Represents the full grant date fair value associated with restricted stock awards, restricted stock units awards, and performance share award units calculated in accordance with FASB ASC Topic 718, excluding any forfeiture reserves recorded for these awards.  There can be no assurance that the FASB ASC Topic 718 restricted stock award, restricted stock units award and performance share award units award amounts shown above will ever be realized.  The assumptions we used to calculate these amounts are included in Note 17 to our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2018.  The restricted stock awards, restricted stock unit awards and performance share award units become vested and risk of forfeiture and other restrictions lapse under certain circumstances in the event of a change in control as described under Item 11 - “Executive Compensation - Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control.”

(2)

Represents the full grant date fair value associated with stock option awards, calculated in accordance with FASB ASC Topic 718, excluding any forfeiture reserves recorded for these awards.  There can be no assurance that the FASB ASC Topic 718 option award amounts shown above will ever be realized.  The assumptions we used to calculate these amounts are included in Note 17 to our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2018.  Except as otherwise set forth in the footnotes below, one-third of the option awards generally become exercisable on each anniversary of the date of grant if the executive’s services or employment has not terminated on or prior to such date. The options become exercisable under certain circumstances in the event of a change in control as described under Item 11 -“Executive Compensation - Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control.”  These options expire ten years from their date of grant or, if earlier, one year after the optionee’s death or permanent disability or three months after the optionee’s termination of employment.  All of the options granted were non-qualified stock options.

(3)

Represents cash incentive payments earned under our Fiscal 2018 Executive Short Term Incentive Plan.  The plan provides for annual cash incentive payments based on annual Company revenue and operating income performance goals for fiscal 2018.

(4)

“All Other Compensation” in fiscal 2018 is comprised of (i) contributions made by us to the accounts of the named executives under our 401(k) Plan with respect to fiscal 2018 as follows: Mr. Watza $8,283 and Mr. Van Valkenburg $6,502, (ii) contributions made by us to the accounts of the named executives under our Health Savings Account with respect to fiscal 2018 as follows: Mr. Watza $6,900 and Mr. Van Valkenburg $7,400, (iii) the dollar value of any life insurance premiums we paid in fiscal 2018 with respect to term life insurance for the benefit of the named executives, (iv) the dollar value of any supplemental executive disability insurance premiums we paid in fiscal 2018 for the benefit of the named executives, and (v) the dollar value of a monthly automobile allowance to the named executives.

(5)	Mr. Watza was appointed as Senior Vice President, Finance and Chief Financial Officer on October 5, 2015 and President, Chief Executive Officer and Chief Financial Officer on November 17, 2016.
(6)

See Item 11 - “Executive Compensation - Compensation of Executive Officers – Grants of Plan Based Awards” for the full grant date fair value of the awards covered by the footnote by grant.  The full grant date fair value was determined assuming achievement of the performance goals was at target levels.  If the highest level of performance conditions were met for each of the three fiscal years set under the Fiscal 2018 Executive Long Term Incentive Plan, the full grant date fair value associated with performance award units during fiscal 2018 under such plan, calculated in accordance with FASB ASC Topic 718, excluding any forfeiture reserves recorded for these awards, would have been as follows: Mr. Watza $114,083 and Mr. Van Valkenburg $57,741.  Pursuant to the Fiscal 2018 Executive Long Term Incentive Plan, Mr. Watza and Mr. Van Valkenburg received a grant of 8,200 and 4,150, respectively, of restricted stock units of Common Stock as well as 8,200 and 4,150, respectively of performance stock units of Common Stock under the 2004 Stock Plan.  The restricted stock units vest 33-1/3% on the first anniversary of the grant date, 33-1/3% on the second anniversary of the grant date and 33-1/3% on the third anniversary of the grant date, provided the participant remains employed with the Company on each of the relevant vesting dates.  Subject to the Company’s achievement of specified results with respect to corporate revenue and operating income targets for fiscal years 2018, 2019 and 2020 (the “Performance Measures”), performance share award units vest 33-1/3% based upon the achievement of Performance Measures for fiscal 2018 (the “Fiscal 2018 Tranche”), 33-1/3% based upon the achievement of Performance Measures for fiscal 2019 and 33-1/3% based upon the achievement of Performance Measures for fiscal 2020, provided the participant remains employed with the Company on each of the relevant vesting dates.  Messrs. Watza and Van Valkenburg vested in 4,414 and 2,234, respectively, of performance share award units in the Fiscal 2018 Tranche based upon the level of the corporate revenue and operating income goals established under the Fiscal 2018 Executive Long Term Equity Incentive Plan. See Item 11 - “Executive Compensation - Compensation of Executive Officers – Compensation Discussion and Analysis – Key Elements of Compensation for Fiscal 2018 – Long Term Equity Incentive Plan”.

(7)

On each of December 1, 2016 and October 2, 2017, Mr. Watza received options to purchase 100,000 shares under two grants of the Company’s Common Stock, under the Company’s 2004 Stock Plan, committed to by the Company in connection with his appointment as President, Chief Executive Officer and Chief Financial Officer.

(8)

The full grant date fair value was determined assuming achievement of the performance goals was at target levels.  If the highest level of performance conditions had been met under the Fiscal 2017 Executive Long Term Incentive Plan, the full grant date fair value associated with restricted stock awards during fiscal 2017 under such plan, calculated in accordance with FASB ASC Topic 718, excluding any forfeiture reserves recorded for those awards, would have been as follows: Mr. Watza $118,371.  Pursuant to the Fiscal 2017 Executive Long Term Incentive Plan, Mr. Watza received a grant of restricted stock to purchase 10,692 shares of Common Stock under the 2004 Stock Plan, based upon the level of achievement of the corporate revenue and operating income goals established under the Fiscal 2017 Executive Long Term Incentive Plan. The full grant date fair value associated with this restricted stock grant was $78,485. Twenty five percent of the restricted stock grant become exercisable on the grant date and twenty five percent of the restricted stock grant will become exercisable on each anniversary of the grant date if Mr. Watza’s services or employment have not terminated on or prior to such date. See Item 11 - “Executive Compensation - Compensation of Executive Officers – Compensation Discussion and Analysis – Key Elements of Compensation for Fiscal 2017 – Long Term Equity Incentive Plan,”

(9)

The full grant date fair value was determined assuming achievement of the performance goals was at target levels, which would result in application of a 100% scaled payout multiplier, and assuming the Management Development Committee applied a 100% discretionary multiplier.  If the highest level of performance conditions had been met under the Fiscal 2016 Executive Long Term Incentive Plan, the full grant date fair value associated with restricted stock awards during fiscal 2016 under such plan, calculated in accordance with FASB ASC Topic 718, excluding any forfeiture reserves recorded for those awards, would have been as follows: Mr. Watza $117,000.  Because actual performance for fiscal 2016 was below performance thresholds, no restricted stock awards were granted pursuant to the Fiscal 2016 Executive Long Term Incentive Plan.

(10)

On November 2, 2015, Mr. Watza received an option to purchase 30,000 shares of the Company’s Common Stock, under the Company’s 2004 Stock Plan, in connection with his appointment as Senior Vice President, Finance and Chief Financial Officer.

(11)	Mr. Van Valkenburg was appointed as an executive officer of the Company on August 30, 2017.

Grants of Plan-Based Awards

The following table sets forth information concerning each grant of a plan-based award made to a NEO during fiscal year 2018.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL 2018

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date	Date Approved by Management Development Committee	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards; Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh)(5)	Grant Date Fair Value of Stock and Option Awards ($)
David L. Watza(6)			67,031	178,750	312,813
	10/2/2017	9/25/2017				3,075	8,200	14,350				65,190(7)
	10/2/2017	9/25/2017							8,200			65,190(8)
	10/2/2017	9/25/2017								100,000(9)	7.95	396,235(10)
Richard J. Van Valkenburg(11)			28,875	77,000	134,750
	10/2/2017	9/25/2017				1,556	4,150	7,263				32,993(7)
	10/2/2017	9/25/2017							4,150			32,993(8)

(1)

The amount reported in these columns are the cash amounts that would have been paid under our Fiscal 2018 Executive Short Term Incentive Plan if the threshold, target and maximum financial performance objectives were met.  Pursuant to the terms of the Fiscal 2018 Executive Short Term Incentive Plan, Mr. Watza received a cash payment of $288,681 and Mr. Van

Valkenburg received a cash payment of $124,355 based upon the level of achievement of the corporate revenue and operating income goals established under the Fiscal 2018 Executive Short Term Incentive Plan. See Item 11 - “Executive Compensation - Compensation of Executive Officers – Compensation Discussion and Analysis – Key Elements of Compensation for Fiscal 2018 – Annual Non-Equity Incentive Plan”.

(2)

The amount reported in these columns are the number of performance stock award units that would be earned under our Fiscal 2018 Executive Long Term Incentive Plan if the Company’s threshold, target and maximum performance objectives were met.    Pursuant to the Fiscal 2018 Executive Long Term Incentive Plan, Messrs. Watza and Van Valkenburg received a grant of 8,200 and 4,150, respectively, of performance stock units. Subject to the Company’s achievement of specified results with respect to corporate revenue and operating income targets for fiscal years 2018, 2019 and 2020 (the “Performance Measures”), performance share award units vest 33-1/3% based upon the achievement of Performance Measures for fiscal 2018 (the “Fiscal 2018 Tranche”), 33-1/3% based upon the achievement of Performance Measures for fiscal 2019 and 33-1/3% based upon the achievement of Performance Measures for fiscal 2020, provided the participant remains employed with the Company on each of the relevant vesting dates. The “Threshold” column assumes that the minimum amount payable under the plan for achievement of the performance targets is met in each of fiscal 2018, fiscal 2019 and fiscal 2020 and the “Maximum” column assumes that the maximum amount payable under the plan for achievement of the performance targets is met in each of fiscal 2018, fiscal 2019 and fiscal 2020.  The performance share award units become exercisable under certain circumstances in the event of a Change in Control and a qualifying termination of employment as described under Item 11 - “Executive Compensation - Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control.” See Item 11 - “Executive Compensation - Compensation of Executive Officers – Compensation Discussion and Analysis – Key Elements of Compensation for Fiscal 2018 – Long Term Equity Incentive Plan.” Messrs. Watza and Van Valkenburg vested in 4,414 and 2,234, respectively, of performance share award units in the Fiscal 2018 Tranche based upon the level of the corporate revenue and operating income goals established under the Fiscal 2018 Executive Long Term Equity Incentive Plan.

(3)

One-third of the restricted stock units vests and risk of forfeitures and other restrictions lapse on such shares on each anniversary of the date of grant if the executive’s services or employment have not terminated on or prior to such date. The restricted stock units become immediately exercisable under certain circumstances in the event of a Change in Control and a qualifying termination of employment as described under Item 11 - “Executive Compensation - Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control.”

(4)

One-third of the option becomes exercisable on each anniversary of the date of grant.  The option becomes immediately exercisable under certain circumstances in the event of a change in control as described under Item 11 - “Executive Compensation - Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control.”  The option expires ten years from its date of grant or, if earlier, one year after the optionee’s death or permanent disability or three months after the optionee’s termination of employment.

(5)	The exercise price of these stock option awards under the 2004 Stock Plan was set at the closing sales price of the Common Stock on the NASDAQ Global Market on the grant date.
(6)	Mr. Watza was appointed as Senior Vice President, Finance and Chief Financial Officer on October 5, 2015 and President, Chief Executive Officer and Chief Financial Officer on November 17, 2016.
(7)

Represents the full grant date fair value associated with performance share award units under our Fiscal 2018 Executive Long Term Incentive Plan, calculated in accordance with FASB ASC Topic 718, excluding any forfeiture reserves recorded for those awards. There can be no assurance that the FASB ASC Topic 718 stock award amounts shown above will ever be realized.  The assumptions we used to calculate these amounts are included in Note 17 to our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2018.  As discussed under Item 11 - “Executive Compensation - Compensation of Executive Officers – Compensation Discussion and Analysis – Key Elements of Compensation for Fiscal 2018 – Long Term Equity Incentive Plan,” the performance share award units are earned based on the achievement of performance goals during fiscal 2018, 2019 and 2020.  The full grant date fair value was determined assuming achievement of the performance goals was at target levels.

(8)

Represents the full grant date fair value associated with restricted stock awards under our Fiscal 2018 Executive Long Term Incentive Plan, calculated in accordance with FASB ASC Topic 718, excluding any forfeiture reserves recorded for those awards. There can be no assurance that the FASB ASC Topic 718 stock award amounts shown above will ever be realized.  The assumptions we used to calculate these amounts are included in Note 17 to our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2018.

(9)

On October 2, 2017, Mr. Watza received an option to purchase 100,000 shares of the Company’s Common Stock, under the Company’s 2004 Stock Plan, committed to by the Company in connection with his appointment as President, Chief Executive Officer and Chief Financial Officer in 2016.

(10)

Represents the full grant date fair value associated with stock options awards, calculated in accordance with FASB ASC Topic 718, excluding any forfeiture reserves recorded for these awards. There can be no assurance that the FASB ASC Topic 718 option award amounts shown above will ever be realized. The assumptions we used to calculate these amounts are included in Note 17 to our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2018.

(11) Mr. Van Valkenburg was appointed as an executive officer of the Company on August 30, 2017.

Employment Agreements

None of our executive officers has an employment agreement with us, other than the agreements discussed under Item 11 - “Executive Compensation - Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to unexercised options and unearned shares held by the NEOs as of June 30, 2018.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR-END

	Option Awards(1)				Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date(3)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
David L. Watza	-	100,000(6)	7.95	10/2/2027	8,200(6)	86,510	8,200	86,510
	33,333	66,666(7)	6.65	12/1/2026	8,019(8)	84,600
	20,000	10,000(9)	7.95	11/2/2025	-	-
Richard J. Van Valkenburg(10)	6,667	13,333(11)	6.72	1/3/2027	4,150(6)	43,783	4,150	43,783
	1,000	-	10.55	9/3/2023	4,369(8)	46,093
	375	-	5.70	9/4/2022	-	-
(1)

The option award becomes immediately exercisable under certain circumstances in the event of a change in control as described under Item 11 - “Executive Compensation - Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control.”

(2)

The restricted stock awards, restricted stock unit awards and performance share unit awards become immediately vested and risk of forfeiture and other restrictions lapse under certain circumstances in the event of a change in control as described under Item 11 - “Executive Compensation - Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control.”

(3)	Options expire on the date indicated or, if earlier, one year after the optionee’s death or permanent disability or three months after the optionee’s termination of employment.

(4)	Market value was determined by multiplying the number of shares that have not vested by the closing market price of the Common Stock on June 30, 2018.
(5)

As discussed under Item 11 - “Executive Compensation - Compensation of Executive Officers – Compensation Discussion and Analysis – Key Elements of Compensation for Fiscal 2018 – Long Term Equity Incentive Plan,” the performance stock award units under the Fiscal 2018 Executive Long Term Incentive Plan identified in the table above are based on the assumption that the Company would achieve at the threshold level for each of the two performance goals during fiscal 2018, 2019 and 2020 and using the closing price of our Common Stock as of October 2, 2017 of $7.95.  Pursuant to the terms of the Fiscal 2018 Executive Long Term Incentive Plan, Messrs. Watza and Van Valkenburg, received 8,200 and 4,150, respectively, of performance stock award units under the 2004 Stock Plan on October 2, 2017. Subject to the Company’s achievement of specified results with respect to corporate revenue and operating income targets for fiscal years 2018, 2019 and 2020 (the “Performance Measures”), performance share award units vest 33-1/3% based upon the achievement of Performance Measures for fiscal 2018, 33-1/3% based upon the achievement of Performance Measures for fiscal 2019 and 33-1/3% based upon the achievement of Performance Measures for fiscal 2020, provided the participant remains employed with the Company on each of the relevant vesting dates. Messrs. Watza and Van Valkenburg vested in 4,414 and 2,234, respectively, of performance share award units in the Fiscal 2018 Tranche based upon the level of the corporate revenue and operating income goals established under the Fiscal 2018 Executive Long Term Equity Incentive Plan.

(6)	One third of these shares will vest on each of October 2, 2018, 2019 and 2020 if the executive’s services or employment have not terminated on or prior to such date.
(7)	One half of these shares will vest on each of December 1, 2018 and 2019 if the executive’s services or employment have not terminated on or prior to such date.
(8)	One third of these shares will vest on each of September 7, 2018, 2019 and 2020 if the executive’s services or employment have not terminated on or prior to such date.
(9)	These shares become fully vested on November 2, 2018 if the executive’s services or employment have not terminated on or prior to such date.
(10)	Mr. Van Valkenburg was appointed as an executive officer of the Company on August 30, 2017.
(11)	One half of these shares will vest on each of January 3, 2019 and 2020 if the executive’s services or employment have not terminated on or prior to such date.

Option Exercises

The following table provides information with respect to options exercised by the NEOs, and restricted stock awards to the NEOs that vested, during fiscal 2018.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2018

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2) ($)
David L. Watza	-	-	2,673	19,620
Richard J. Van Valkenburg	-	-	1,457	10,694

(1)

Calculated by multiplying the number of shares acquired upon exercise by the closing price of the Common Stock on the NASDAQ Global Market on the day preceding the exercise date less the exercise price of the option.

(2)	Calculated by multiplying the number of shares acquired upon vesting by the closing price of the Common Stock on the NASDAQ Global Market on the day preceding the vesting date.

Potential Payments Upon Termination or Change in Control

We have entered into a severance agreement with Messrs. Watza and Van Valkenburg. Under the terms of Mr. Watza’s severance agreement, in the event that we terminate his employment without “Cause” (provided such termination constitutes a “separation from service” under Code Section 409A), he will be paid an amount of cash severance equal to one times his current annual base salary, as in effect immediately prior to his termination, a prorated portion of any bonus he would have earned for the year of termination had Mr. Watza been employed at the end of the applicable bonus period, and continuation of Company-provided health, welfare and automobile benefits for one year or, if earlier, his date of death.  Under the terms of Mr. Van Valkenburg’s severance agreement, in the event that we terminate his employment without “Cause” (provided such termination constitutes a “separation from service” under Code Section 409A), he will be paid an amount of cash severance equal to one-half his current annual base salary, as in effect immediately prior to his termination, a prorated portion of any bonus he would have earned for the year of termination had Mr. Van Valkenburg been employed at the end of the applicable bonus period, and continuation of Company-provided health, welfare and automobile benefits for six months or, if earlier, his date of death.  All severance payments and benefits will be paid or provided over the period during which we are required to provide the benefit.

The severance agreements also provide that, if the employment of or executive officers is terminated for any reason other than death, disability or Cause (provided such termination constitutes a “separation from service” under Code Section 409A), or he resigns for “Good Reason,” six months prior to or within two years after a “Change in Control,” in lieu of the severance described in the prior paragraph, Mr. Watza will be entitled to an amount of severance equal to two times his current annual base salary, as in effect immediately prior to his termination, a prorated portion of his target bonus for the year of termination, based on the number of days worked in the year of termination, continuation of Company-provided health benefits for two years or, if earlier, his date of death, automobile benefits for one year or, if earlier, his date of death, other welfare benefits for two years and continued coverage under director and officer liability insurance policies for six years.  Mr. Van Valkenburg will be entitled to an amount of severance equal to one times his current annual base salary, as in effect immediately prior to his termination, a prorated portion of his target bonus for the year of termination, based on the number of days worked in the year of termination, continuation of Company-provided health benefits for one year or, if earlier, his date of death, automobile benefits for six months or, if earlier, his date of death, other welfare benefits for one year and continued coverage under director and officer liability insurance policies for six years.  Base salary and bonus severance payments and other benefits will be provided over the period during which we are required to provide the benefit.  To the extent that any severance payments would not be exempt from Code Section 409A and the Executive is determined to be a “specified employee” as defined under Code Section 409A, then such payments will be suspended for six months from the date of the Executive’s termination of employment.  Suspended payments will be paid in a lump-sum, plus interest at the prime rate, plus two percent, at the end of the suspension period.  The special severance expires three years from the date of the severance agreement, except that such expiration date shall be extended for consecutive one year periods, unless, at least 180 days prior to the expiration date, we notify Mr. Watza in writing that we are not extending the term of these provisions.

The NEOs have entered into our standard executive agreement not to compete, restricting his right to compete with us for the longer of twelve months or the period in which we are required to make payments to the executive, and standard employee proprietary information and inventions agreement, containing confidentiality provisions and a two-year restriction on soliciting our employees.  We have the right to cease all further payments under the NEOs severance agreement in the event that the NEO violates the executive non-competition agreement.  The NEO must sign a standard release to receive payments under the severance agreements, including standard non-disparagement provisions.

Payments under the severance agreements, when aggregated with any other “golden parachute” amounts (defined under Code Section 280G as compensation that becomes payable or accelerated due to a Change in Control) payable under this agreement or any of our other plans, agreements or policies, shall not exceed the golden parachute cap under Code Sections 280G and 4999.

Outstanding agreements entered into prior to fiscal year 2018 relating to stock options granted and restricted stock and restricted stock unit awards under the 2004 Stock Plan to each of the executive officers named in the Summary Compensation Table, as well as stock options granted and restricted stock and restricted stock unit awards under the 2004 Stock Plan to our other officers entered into prior to fiscal year 2018, provide that such options become immediately exercisable and such restricted stock and restricted stock unit awards become immediately vested in the event of a Change in Control. Outstanding agreements entered into during or after fiscal year 2018 relating to stock options, restricted stock and restricted stock unit awards under the 2004 Stock Plan to each of the executive officers and our other officers will be subject to a double trigger structure, whereby accelerated vesting of the award would require both a Change in Control and qualified termination of employment or non-assumption of awards. Similarly, outstanding award agreements entered into during or after fiscal year 2018 relating to performance share unit awards under the 2004 Stock Plan provide that, upon a Change in Control of the Company, the performance requirements will be eliminated and any unvested portion of the award will vest, at the target number of shares subject to the original grant, in annual tranches at the anniversary date of the date of grant, based upon the year in which the tranche would have vested based upon achievement of the performance targets of the holder, if the holder of the award of the award is employed as of such date or, if earlier, a qualified termination of employment or non-assumption of the award. See Item 11 - “Executive Compensation - Compensation of Executive Officers – Compensation Discussion and Analysis – Key Elements of Compensation for Fiscal 2018 – Stock – Based Incentives.”

“Change in Control” for purposes of the severance agreements and the 2004 Stock Plan is generally defined as:

•	A merger of the Company in which the Company is not the survivor,

•	A share exchange transaction in which our shareholders own less than 50% of the stock of the survivor,
•	The sale or transfer of all or substantially all of our assets, or
•	Any person, or group of persons who agree to act together to acquire, hold, vote or dispose of the Common Stock, acquires more than 50% of the Common Stock.

To the extent the agreement or award under the 2004 Stock Plan is subject to Code Section 409A, the event shall not be considered a Change in Control unless it is also a change in ownership, effective control or in the ownership of a substantial portion of assets of the Company, within the meaning of Code Section 409A.

“Cause” is generally defined as the executive’s:

(1)	Personal dishonesty in connection with the performance of services for the Company,
(2)	Willful misconduct in connection with the performance of services for the Company,
(3)	Conviction for violation of any law involving (A) imprisonment that interferes with performance of duties or (B) moral turpitude,
(4)	Repeated and intentional failure to perform stated duties, after written notice is delivered identifying the failure, and it is not cured within 10 days,
(5)	Breach of a fiduciary duty to the Company,
(6)	Breach of executive agreement not to compete or employee proprietary information and inventions agreement, or
(7)	Prior to Change in Control, engaging in activities detrimental to interests of the Company that have a demonstrable adverse effect on the Company.

“Good Reason” is generally defined as the occurrence of any of the following events without the executive’s written consent, if the executive terminates employment within one year following the occurrence of such event:

(8)	Material diminution in the executive’s position, duties, responsibilities or status with the Company immediately prior to the Change in Control,
(9)

Material diminution in the executive’s base salary in effect immediately prior to the Change in Control which shall be a reduction in such base salary in effect immediately prior to the Change in Control which shall be a reduction in such base salary of five (5%) percent or more unless a greater reduction is required by Code Section 409A to constitute an “involuntary separation” from service,

(10)

Material required relocation of the executive’s principal place of employment which shall be a relocation of more than 50 miles from his or her place of employment prior to the Change in Control unless a relocation of a greater distance is required by Code Section 409A to constitute an “involuntary separation” from service, or

(11)	Breach of any provision in the severance agreements.

The payments and services to each NEO under the provisions of their severance agreements, stock option agreements and restricted stock agreements in the event of their termination of their employment with the Company and/or a Change in Control of the Company are estimated to aggregate the following amounts.  The estimate assumes that the termination of employment and/or Change in Control occurred on June 30, 2018, except as otherwise noted.

ESTIMATED AGGREGATE PAYMENTS UNDER SEVERANCE, STOCK OPTION

AND RESTRICTED STOCK AGREEMENTS UPON TERMINATION OF

EMPLOYMENT AND/OR CHANGE IN CONTROL

	Type of Payment Benefit	Prior to Change in Control		Following Change in Control(1)
		Retirement, Voluntary Termination by NEO or For Cause Termination by Company	Involuntary Termination Without Cause By Company (2)	No Termination of Employment	Voluntary Termination by NEO, Without Good Reason, or For Cause Termination by Company	Voluntary Termination by NEO, For Good Reason, or Involuntary Termination By Company, Other Than For Cause(3)
David L. Watza	Cash Payment	$-	$626,681	$-	$-	$854,750
	Stock Options(4)	$-	$-	$468,000	$468,000	$728,000
	Stock Awards(5)	$-	$-	$84,600	$84,600	$257,620
	Benefits	$-	$38,958	$-	$-	$77,916
	Total	$-	$665,639	$552,600	$552,600	$1,918,286
Richard J. Van Valkenburg	Cash Payment	$-	$239,355	$-	$-	$307,000
	Stock Options(4)	$-	$-	$78,419	$78,419	$78,419
	Stock Awards(5)	$-	$-	$46,093	$46,093	$133,658
	Benefits	$-	$18,446	$-	$-	$36,892
	Total	$-	$257,801	$124,512	$124,512	$555,969

(1)

In preparing the above estimates, we assumed that stock awards would be assumed by the successor company upon a change in control. If the options and stock awards were not assumed upon a change in control, Mr. Watza would receive $728,000 as a result of the vesting of option awards and Messrs. Watza and Van Valkenberg would receive a payment of $257,620 and $133,658, respectively, as a result of the vesting of stock awards, regardless of whether their employment is terminated or the reason for the employment termination.

(2)

In preparing the above estimates we assumed that the annual bonus was payable at the same level as the bonus was earned for fiscal 2018, valued the executive life insurance and automobile benefits at the actual cost incurred by the Company in fiscal 2018 for such benefits, and valued the health and welfare plan benefits, other than executive life insurance, at the cost of COBRA coverage for that employee as of June 30, 2018.

(3)

In preparing the above estimates we assumed that the executive would receive his or her full target bonus for the year of termination, valued the executive life insurance and automobile benefits at the actual cost incurred by the Company in fiscal 2018 for such benefits, and valued the health and welfare plan benefits, other than executive life insurance, at the cost of COBRA coverage for that employee as of June 30, 2018.

(4)

Calculated by multiplying the number of shares underlying unexercisable options the exercisability of which is accelerated, and the exercise price of which is less than such closing price, by $10.55, the closing price of the Common Stock on the NASDAQ Global Market on June 30, 2018, less the exercise price of such option.

(5)

Calculated by multiplying the number of unearned shares of restricted stock, restricted stock units and performance stock units (based on the target number of shares subject to the original grant), the vesting of which is accelerated, by $10.55, the closing price of the Common Stock on the NASDAQ Global Market on June 30, 2018.

Pay Ratio Disclosure

We are providing the following disclosure about the relationship of the annual total compensation of our employees to the annual total compensation of Mr. Watza, our Chief Executive Officer, President and Chief Financial Officer.

For fiscal year 2018,

(12)	The median of the annual compensation of all of our employees, other than Mr. Watza was $69,295.
(13)	Mr. Watza’s annual compensation was $1,170,507, see Summary Compensation Table for details.
(14)	Based on this information, the ratio of the annual total compensation of Mr. Watza to the median of the annual total compensation of all employees is estimated to be 16.9 to 1.

Identification of Median Employee

We selected May 3, 2018 as the date on which to determine our median employee. As of that date we had 342 employees, with 137 employees in the United States and 205 employees located outside the United States. The pay ratio disclosure rules provide an exemption for companies to exclude non-U.S. employees from the median employee calculation if non-U.S. employees in a particular jurisdiction account for five percent (5%) or less of the company’s total number of employees. Perceptron applied this de minimis exemption when identifying the median employee by excluding 10 employees in India, 5 employees in Brazil and 1 employee in Singapore. After taking into account the de minimis exemption and excluding our CEO per the calculation rules, 136 employees in the United States and 189 employees outside the United States were considered for identifying the median employee.

For purposes of identifying the median employee population base, we considered base salary and base wages as supplied by the Human Resource department in each of our geographies. We selected base salary and base wages as it represents the principal form of compensation delivered to all of our employees and this information is readily available in each country. In addition, we measured the compensation for purposes of determining the median employee using the year-to-date period January 1, 2018 through May 4, 2018 as it corresponded to the payroll records of our largest block of employees, the U.S. workforce.  As our geographies are paid at different intervals (biweekly vs. monthly) and as some employees were hired between January 1, 2018 and May 4, 2018, the calculation required the application of a standard number of weekdays for consistency. All salaries were pro-rated to account for a 90 weekday timeframe (January 1, 2018 through May 4, 2018). Compensation paid in foreign currencies was converted to U.S. dollars based on exchange rates in effect on our month-end April 30, 2018.

Using this methodology, we determined that our median employee was a full-time salaried employee located in our U.S. headquarters.

DIRECTOR COMPENSATION FOR FISCAL 2018

The following table provides information as to compensation paid by the Company for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended June 30, 2018 (“fiscal 2018”) by the members of our Board of Directors, other than Mr. Watza, whose compensation is described under Item 11 - “Executive Compensation -   Compensation of Executive Officers.” All payments to members of the Board of Directors set forth in the table are made pursuant to the standard director compensation arrangements described under Item 11 – “Executive Compensation - Director Compensation for Fiscal 2018 - Standard Director Compensation Arrangements.”

Name	Fees Earned or Paid ($)(1)	Total ($)(2)
W. Richard Marz	160,000	160,000
John F. Bryant	64,250	64,250
C. Richard Neely, Jr.	72,250	72,250
Robert S. Oswald(3)	69,250	69,250
James A. Ratigan	64,250	64,250
Terryll R. Smith(4)	72,250	72,250
William C. Taylor	71,750	71,750

(1)

Each non-management director elected to use their cash retainer and meeting fees for calendar year 2017 to purchase shares of Common Stock at the fair market value of Common Stock on the date of purchase pursuant to the Directors Stock Purchase Rights Option described under Standard Director Compensation Arrangements” with Messrs. Marz,

Bryant, Neely, Oswald, Ratigan, Smith and Taylor purchasing 8,579, 3,196, 3,653, 3,482, 3,196, 3,653 and 3,768 shares of Common Stock, respectively.
(2)	At June 30, 2018, the members of our Board of Directors, other than Mr. Watza, held the following aggregate number of stock options and did not hold any restricted stock awards:

Name	Stock Options
W. Richard Marz	125,570
John F. Bryant	8,000
C. Richard Neely, Jr.	17,570
Robert S. Oswald	33,570
James A. Ratigan	8,000
William C. Taylor	8,000
(3)	Mr. Oswald is not standing for reelection at the 2018 Annual Meeting of Shareholders.
(4)	On June 21, 2018, Mr. Smith resigned from the Board of Directors. The Management Development Committee accelerated the vesting of 3,190 stock options held by Mr. Smith at the time of his resignation.

Standard Director Compensation Arrangements

Our standard compensation arrangements for our Board of Directors who are not our employees (the “Eligible Directors”) include the following retainers:

Type of Compensation	Director	Non-Executive Board Chair
Board Annual Retainer	$45,000	$100,000
Committee Chair Annual Retainers:
Audit and Management Development	$8,000	$0
Nominating	$5,000	$0
Committee Members Annual Retainers Per Committee	$3,000	$0

Additional retainer fees of $50,000 and $7,500 for each of Messrs. Marz and Taylor, respectively, were paid in fiscal 2018.  Additional retainer fees of $25,000 and $2,500 for each of Messrs. Marz and Taylor, respectively, have been approved for the first half of fiscal 2019.  Additionally, each non-management director received an additional retainer fee of $10,000 for the March 1, 2018 payment.  The annual retainers identified above are typically paid quarterly on September 1, December 1, March 1 and June 1.  All Eligible Directors, other than a non-executive Board Chair, also receive $1,250 for each Board meeting attended.  Each non-management director elected to be paid via shares of Perceptron’s stock in lieu of cash for their retainers and meeting fees for the calendar year of 2017.  Directors are reimbursed for their out-of-pocket expenses incurred in attending Board and committee meetings.

Eligible Directors are also eligible to participate in the First Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Plan”).  The Management Development, Compensation and Stock Option Committee (the “Management Development Committee”) or, if there is no such committee or similar committee, the Board, administers the 2004 Stock Plan.  Unless otherwise specified in the 2004 Stock Plan, the Management Development Committee has the power to select the recipients of awards under the 2004 Stock Plan, including Eligible Directors, and has broad power to determine the terms of awards and to change such terms in various ways subsequent to grant.  The 2004 Stock Plan permits grants to Eligible Directors of non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, including cash, and deferred stock units at any time prior to August 27, 2023.  Except for a single incentive stock option grant of 10,000 options, the Management Development Committee has only awarded non-qualified stock options and restricted stock grants under the 2004 Stock Plan.

The exercise price for a non-qualified stock option will be not less than 100% of the fair market value of Common Stock on the date of grant.  Fair market value means, for purposes of determining the value of Common Stock on the grant date, the closing sale price of the Common Stock on The NASDAQ Stock Market’s Global Market (“NASDAQ Global Market”) on the grant date.  Such options have typically vested one fourth or one third on each of the first four or three, respectively, anniversaries of the date of grant.  Such options generally will vest one-third on each of the first three anniversaries of the grant date and become immediately exercisable in the event that the Eligible Director is re-nominated for election to the Board, but is not re-elected or, following a Change in Control, the Eligible Director’s service on the Board is terminated by the Company, he is not re-nominated by the Company to serve on the Board, or voluntarily resigns from the Board at the request of the Company.  All options granted under the 2004 Stock Plan are exercisable for a period of ten years from the date of grant, unless earlier terminated due to the termination of the Eligible Director’s service as a director of the Company.  During fiscal 2018, no Eligible Directors received a grant of stock options under the 2004 Stock Plan.

During fiscal 2018, no Eligible Directors received a restricted stock award under the 2004 Stock Plan.  In the event of a failure of the Eligible Director to be reelected to the Board after being re-nominated for election by the Board, or following a Change in Control of the Company, a termination by the Company of the Eligible Director’s membership on the Board, or failure to re-nominate the Eligible Director for election to the Board, or voluntary resignation by the Eligible Director from the Board at the request of the Board, the shares of restricted stock that an Eligible Director holds shall become fully vested and non-forfeitable and all restrictions shall lapse.

The exercisability of options and the vesting of restricted stock awards under the 2004 Stock Plan is accelerated in the event of the occurrence of certain Changes in Control of the Company.  See Item 11 - “Executive Compensation -Compensation of Executive Officers - Potential Payments Upon Termination or Change in Control” for the definition of Change in Control of the Company.

The 2004 Stock Plan also permits Eligible Directors to purchase shares of Common Stock through the 2004 Stock Plan in exchange for all or a portion of the cash fees payable to them for serving as a director of the Company (“Directors Stock Purchase Rights Option”).  By December 31 of each year, a director must make his or her election to purchase shares of Common Stock in exchange for all or a portion of a director’s fees payable from December 1 of that year to November 30 of the next year.

Directors’ fees are typically payable in cash on September 1, December 1, March 1 and June 1 of each year, however, each director can elect to receive the Company’s stock in lieu of cash on a calendar year election. On each of these dates, we determine the number of shares of Common Stock each Eligible Director who has elected to participate in the Directors Stock Purchase Rights Option has earned on that date.  This determination is made by dividing all director’s fees payable on each of those dates that the Eligible Director has elected to exchange for Common Stock, by the fair market value of the Common Stock on that date.  Any portion of the director’s fees payable on each of those dates that the Eligible Director has not elected to receive in Common Stock will be paid to the Eligible Director in cash.  The fair market value of the Common Stock will be determined by using the closing price of the Common Stock on the NASDAQ Global Market on the grant date (the first day of the month in which the quarterly payment date for directors’ fees falls).  We will issue share certificates for all shares of Common Stock purchased in a calendar year within 5 business days of the above payment dates, unless an Eligible Director requests to receive his or her share certificate at another time by sending written notice to the Company.

Management Development, Compensation and Stock Option Committee Interlocks and Insider Participation

During fiscal 2018, the Management Development Committee consisted of Messrs. Neely and Taylor, and Mr. Smith prior to June 21, 2018.  During fiscal 2018, no member of the Management Development Committee served as an officer or employee of the Company or any of its subsidiaries nor had any member of the Management Development Committee formerly served as an officer of the Company or any of its subsidiaries.  During fiscal 2018, none of our executive officers served on the board of directors or on the compensation committee of any other entity, any of whose executive officers served either on our Board or on our Management Development Committee.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SHARE OWNERSHIP OF MANAGEMENT AND CERTAIN SHAREHOLDERS

Principal Shareholders

The following table sets forth information with respect to beneficial ownership of the Common Stock by each person known by us to be the beneficial owner of more than five percent of our outstanding Common Stock.  The number of shares reported is as of the dates indicated in the footnotes below.  The percentage of class is based on 9,624,940 shares of Common Stock outstanding on October 19, 2018.  The information has been furnished by each such person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Moab Capital Partners, LLC, Moab Partners, L.P. Moab GP, LLC, Moab Private Investments, L.P., Moab PI GP, LLC and Michael R. Rothenberg 15 East 62nd Street New York, NY 10065	943,023(2)	9.8
Royce & Associates, LLC 745 Fifth Avenue New York, NY 10151	898,530(3)	9.3
Ariel Investments, LLC 200 E. Randolph Dr., Suite 2900 Chicago, IL 60601	825,986(4)	8.6
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	705,659(5)	7.3
Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation 800 Third Avenue New York, New York 10022	591,100(6)	6.1
Punch & Associates Investment Management, Inc. 7701 France Ave. So., Suite 300 Edina, MN 55435	524,140(7)	5.4
Harbert Discovery Fund, LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors, Inc., Harbert Management Corporation, Jack Bryant, Kenan Lucas and Raymond Harbert 2100 Third Avenue North, Suite 600 Birmingham, AL 35203	513,569(8)	5.3

(1)	Unless otherwise indicated below, each shareholder listed has sole voting and sole investment power with respect to all shares beneficially owned by such person.
(2)

Based upon a Holding Report on Schedule 13F-HR, filed with the SEC on August 14, 2018 by Moab Capital Partners, LLC (“Moab LLC”), which disclosed that Moab LLC owned 943,023 shares as of June 30, 2018.  In its statement on Schedule 13D filed with the SEC on March 30, 2018 jointly by (i) Moab LLC, (ii) Moab Partners L.P. (“Moab L.P.”), (iii) Moab GP, LLC (“Moab GP”), (iv) Moab Private Investments, L.P. (“MPI”), (v) Moab PI GP, LLC (“MPI GP”), and (vi) Michael R. Rothenberg, which disclosed that each of Moab LLC, Moab L.P. and Moab GP has sole power to dispose of and to vote 888,298 shares of Common Stock, each of MPI and MPI GP has the sole power to dispose of and to vote 39,292 shares of Common Stock and  Michael R. Rothenberg has sole power to dispose of and to vote 922,590 shares of Common Stock.

(3)

Based upon a Holding Report on Schedule 13F-HR, filed with the SEC on August 9, 2018 by Royce & Associates LP (“Royce”), which disclosed that Royce owned 898,530 shares as of June 30, 2018. In its statement on Schedule 13G, filed with the SEC on January 23, 2018, Royce reported that it had sole power to dispose of and vote 865,830 shares of Common Stock.

(4)

Based upon a Holding Report on Schedule 13F-HR, filed with the SEC on August 10, 2018 by Ariel Investments, LLC (“Ariel”), which disclosed that Ariel owned 825,986 shares as of June 30, 2018.  In its statement on Schedule 13G, filed with the SEC on February 13, 2018, Ariel reported that it had shared power to dispose of 790,617 shares and shared power to vote 434,706 shares of Common Stock.  Further, based upon its statement on Schedule 13G, the shares of Common Stock are beneficially owned by accounts which are advised by Ariel and none of which own more than 5% of the shares of Common Stock.

(5)

Based upon a Holding Report on Schedule 13F-HR, filed with the SEC on August 10, 2018 by Dimensional Fund Advisors LP (“Dimensional”), which disclosed that Dimensional owned 705,659 shares as of June 30, 2018.  In its statement on Schedule 13G with the SEC on February 9, 2018, Dimensional reported that it had sole power to dispose of 697,171 shares and sole power to vote 683,437 shares of Common Stock.  Further, based upon its statement on Schedule 13G, the shares of Common Stock are beneficially owned by investment companies, trusts and accounts which are advised by Dimensional and none of which own more than 5% of the shares of Common Stock.  Dimensional disclaims beneficial ownership of such shares of Common Stock.

(6)

Based upon a Holding Report on Schedule 13F-HR, filed with the SEC on August 13, 2018 by Renaissance Technologies LLC (“Renaissance”), which stated that Renaissance owned 591,100 shares as of June 30, 2018.  In their statement on Schedule 13G, filed with the SEC on February 14, 2018, Renaissance and its majority owner, Renaissance Technologies Holdings Corporation, had the sole power to dispose of 540,235 shares, shared power to dispose of 45,864 and sole power to vote 540,230 shares of Common Stock.  Further, based upon its statement on Schedule 13G, the shares of Common Stock are beneficially owned by accounts which are advised by Renaissance and none of which own more than 5% of the shares of Common Stock.

(7)

Based upon a Holding Report on Schedule 13F-HR, filed with the SEC on August 14, 2018 by Punch & Associates Investment Management, Inc. (“Punch”), which disclosed that Punch owned 524,140 shares as of June 30, 2018.  In its statement on Schedule 13G filed with the SEC on February 14, 2018, Punch reported that it has sole power to dispose of and to vote 491,414 shares of Common Stock.

(8)

Based upon a Schedule 13D filed with the SEC on August 16, 2018 jointly by (i) Harbert Discovery Fund, LP (“Harbert LP”), (ii) Harbert Discovery Fund GP, LLC (“Harbert GP”), (iii) Harbert Fund Advisors, Inc. (“HFA”), (iv) Harbert Management Corporation (“HMC”), (v) Jack Bryant, (vi) Kenan Lucas and (vii) Raymond Harbert, which disclosed that each of Harbert LP, Harbert GP, Jack Bryant and Kenan Lucas has shared power to dispose of and to vote 504,100 shares of Common Stock and that each of HFA, HMC and Raymond Harbert has shared power to dispose of and to vote 513,569 shares of Common Stock.

Beneficial Ownership by Directors, Director Nominees and Executive Officers

The following table sets forth information with respect to beneficial ownership of the Common Stock by each of our directors and director nominees, the persons named in the Summary Compensation Table and by all our directors and executive officers as a group as of October 19, 2018, unless otherwise indicated.  The information as to each person has been furnished by such person and, except as where otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned by such person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
John C. Bryant(2)(3)	516,235	5.36
Jay W. Freeland(4)	-	*
W. Richard Marz(2)(5)	313,390	3.21
C. Richard Neely, Jr.(2)(6)	27,713	*
Robert S. Oswald(2)(7)	158,961	1.65
James A. Ratigan(2)(8)	16,045	*
William C. Taylor(2)(9)	15,734	*
David L. Watza(2)(10)	154,007	1.58
Richard J. Van Valkenburg(11)	42,222	*
All current executive officers and directors as a group (8 persons)(12)	1,244,307	12.50

* Less than 1% of class

(1)	To the best of the Company’s knowledge, based on information reported by such directors and officers or contained in the Company’s shareholder records.

(2)	Serves as a member of the Board of the Company.
(3)

Based upon a Schedule 13D filed with the SEC on August 16, 2018 jointly by (i) Harbert Discovery Fund, LP (“Harbert LP”), (ii) Harbert Discovery Fund GP, LLC (“Harbert GP”), (iii) Harbert Fund Advisors, Inc. (“HFA”), (iv) Harbert Management Corporation (“HMC”), (v) Jack Bryant, (vi) Kenan Lucas and (vii) Raymond Harbert, which disclosed that each of Harbert LP, Harbert GP, Jack Bryant and Kenan Lucas has shared power to dispose of and to vote 504,100 shares of Common Stock and that each of HFA, HMC and Raymond Harbert has shared power to dispose of and to vote 513,569 shares of Common Stock.  Includes 6,802 shares of Common Stock received in lieu of a portion of annual Board Compensation and held in an affiliated brokerage account for the benefit of the investors of Harbert Discovery Fund, LP.  Includes options to purchase 5,333 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of October 19, 2018.

(4)	Nominee for election to the Board of Directors at the 2018 Annual Meeting of Shareholders. Mr. Freeland does not currently serve as a member of the Board of Directors.
(5)	Includes options to purchase 125,570 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of October 19, 2018.
(6)	Includes options to purchase 17,570 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of October 19, 2018.
(7)	Includes options to purchase 33,570 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of October 19, 2018.
(8)	Includes options to purchase 5,333 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of October 19, 2018.
(9)	Includes options to purchase 5,333 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of October 19, 2018.
(10)	Includes options to purchase 130,333 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of October 19, 2018.
(11)

Includes 20,000 shares of Common Stock that the reporting person disclaims beneficial ownership.  Includes options to purchase 8,042 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of October 19, 2018.

(12)	Includes options to purchase 331,084 shares of Common Stock, which are presently exercisable or which are exercisable within 60 days of October 19, 2018.

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
(15)

Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.

(16)

Does not include an undeterminable number of shares subject to a payroll deduction election under the Employee Stock Purchase Plan for the period from July 1, 2018 until December 31, 2018, which will not be issued until January 2019.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Although we do not have a written policy with regard to the approval of transactions between the Company and its executive officers and directors, such transactions are subject to the limitations on conflicts of interest contained in the Company’s Code of Ethics and are generally discouraged by the Company.  To the extent any such transactions are proposed, they would be subject to approval by the Audit Committee of the Board of Directors in accordance with the Audit Committee’s charter, applicable law and the NASDAQ Marketplace Rules, which require that any such transactions required to be disclosed in our proxy statement be approved by a committee of independent directors of our Board of Directors.

DIRECTOR INDEPENDENCE

For a description of the independence (as defined under the Nasdaq Stock Market, Inc. Marketplace Rules) of the members of our Board of Directors, Audit Committee, Management Development, Compensation and Stock Option Committee and Nominating and Governance Committee see Item 10 – “Directors, Executive Officers and Corporate Governance – Corporate Governance – Board Leadership Structure and Board and Committee Information”, which is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Policy for Pre-Approval of Audit and Non-Audit Services

The Audit Committee has adopted a policy regarding audit and non-audit services that may be provided by our independent registered public accounting firm.  The policy sets forth the procedures and conditions pursuant to which services proposed to be performed by the independent registered public accounting firm must be pre-approved.  The policy provides that the Audit Committee will consider whether services to be performed by the independent registered public accounting firm are consistent with the SEC’s rules on auditor independence.  In particular, the policy expressly names all services the independent registered public accounting firm may not perform and, in the case of other services, requires the Audit Committee to consider whether the independent registered public accounting firm is the best positioned to provide the most effective and efficient service.

The policy provides that the Audit Committee will review and pre-approve annually, and periodically thereafter as required, the services proposed to be provided by the independent registered public accounting firm in the categories of audit services, audit related services, tax services and all other services.  In addition, the Audit Committee is to determine the appropriate ratio of audit, audit related and tax services to all other services.  The Audit Committee has delegated to the chairman of the Audit Committee and, if he or she is unavailable, another member of the Audit Committee, authority to pre-approve audit and non-audit services proposed to be performed by the independent registered public accounting firm not previously approved by the Audit Committee.  Under the policy, the Audit Committee is to be informed on a timely basis of services actually rendered by the independent registered public accounting firm, including those pre-approved by a member of the Audit Committee.  The Chief Financial Officer of the Company is to immediately report to the Chairman of the Audit Committee any breach of the policy.

All of the services described below under audit fees, audit-related fees, tax fees and all other fees arising in fiscal 2018 and 2017 were approved by the Audit Committee pursuant to its pre-approval policies and procedures prior to the service being provided.  None of the audit-related fees or tax fees described below arising in fiscal 2018 and 2017 were approved by the Audit Committee after the initiation of such services pursuant to an exemption from the SEC’s requirements relating to approval of these types of services by the Audit Committee prior to the provision of the service under Section 2.01(c)(7)(i)(C) of SEC Regulation S-X.

Fees Paid to Independent Registered Public Accounting Firm

Audit Fees.  The aggregate fees and expenses billed by BDO USA, LLP (“BDO”) for professional services rendered for the audit of our annual consolidated financial statements and internal controls over financial reporting, reviews of the quarterly consolidated financial statements included in our Forms 10-Q and audit services provided in connection with other regulatory filings were $463,200 in fiscal 2018 and $446,900 in fiscal 2017.

Audit-Related Fees.  BDO did not render any audit-related services to the Company in fiscal 2018 or fiscal 2017.

Tax Fees.  BDO did not render any tax related services to the Company in fiscal 2018 or fiscal 2017.

All Other Fees.  BDO did not render any other services for the Company in fiscal 2018 or fiscal 2017.

The Audit Committee of the Board does not consider the provision of the services described above by BDO to be incompatible with the maintenance of BDO’s independence.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

		See “Financial Statements” in Annual Report on Form 10-K filed on August 30, 2018.

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

21.	A list of subsidiaries of the Company.

23.	Consent of Experts and Counsel.

31.1	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS	Not applicable

101.SCH	Not applicable

101.CAL	Not applicable

101.LAB	Not applicable

101.PRE	Not applicable

*      Filed herewith

@    Indicates a management contract, compensatory plan or arrangement.

(P)   Paper exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Perceptron, Inc.
(Registrant)

Date: October 26, 2018	By:	/s/ David L. Watza
David L. Watza
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Date: October 26, 2018	By:	/s/ Michelle O. Wright
Michelle O. Wright
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)