Form 10-Q
period 2018-09-30
PERCEPTRON INC/MI
filed 2018-11-07
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit  such files).

Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑

Emerging growth company	☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

The number of shares outstanding of each of the issuer’s classes of common stock as of November 2, 2018, was:

Common Stock, $0.01 par value	9,617,889
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2018

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
(In Thousands, Except Per Share Amount)	2018	2018
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,416	$5,830
Short-term investments	548	877
Receivables:
Billed receivables, net of allowance for doubtful accounts of $398 and $404, respectively	28,509	31,797
Unbilled receivables, net	4,906	-
Other receivables	300	346
Inventories, net of reserves of $1,845 and $2,115, respectively	11,664	13,829
Other current assets	1,858	1,327
Total current assets	55,201	54,006

Property and Equipment, Net	6,827	6,613
Goodwill	7,970	7,985
Intangible Assets, Net	3,611	3,820
Long-Term Investments	725	725
Long-Term Deferred Income Tax Asset	956	1,055

Total Assets	$75,290	$74,204

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit and short-term notes payable	$122	$175
Accounts payable	7,764	7,592
Accrued liabilities and expenses	4,361	4,256
Accrued compensation	2,377	3,155
Current portion of taxes payable	498	526
Income taxes payable	1,156	768
Reserves for restructuring and other charges	675	675
Deferred revenue	7,142	8,691
Total current liabilities	24,095	25,838

Long-Term Taxes Payable	324	450
Long-Term Deferred Income Tax Liability	1,728	1,717
Other Long-Term Liabilities	604	601
Total Liabilities	$26,751	$28,606

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 9,593 and 9,554, respectively	96	96
Accumulated other comprehensive loss	(2,495)	(2,098)
Additional paid-in capital	48,507	48,110
Retained earnings (deficit)	2,431	(510)
Total Shareholders' Equity	$48,539	$45,598

Total Liabilities and Shareholders' Equity	$75,290	$74,204

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands, Except Per Share Amounts)	2018	2017
Net Sales	$21,442	$19,269
Cost of Sales	13,150	11,619
Gross Profit	8,292	7,650

Operating Expenses
Selling, general and administrative	4,635	4,424
Engineering, research and development	2,198	1,733
Severance, impairment and other charges	-	(52)
Total operating expenses	6,833	6,105

Operating Income	1,459	1,545

Other Income and (Expenses)
Interest expense, net	(27)	(42)
Foreign currency loss, net	(202)	(22)
Other income (expenses), net	-	30
Total other income and (expenses)	(229)	(34)

Income Before Income Taxes	1,230	1,511

Income Tax (Expense) Benefit	(338)	47

Net Income	$892	$1,558

Income Per Common Share
Basic	$0.09	$0.16
Diluted	$0.09	$0.16

Weighted Average Common Shares Outstanding
Basic	9,560	9,453
Dilutive effect of stock options	212	49
Diluted	9,772	9,502

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands)	2018	2017
Net Income	$892	$1,558
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(397)	795

Comprehensive Income	$495	$2,353

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$892	$1,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	567	552
Stock compensation expense	211	263
Asset impairment and related inventory write-down	-	(56)
Deferred income taxes	(194)	(144)
(Gain) loss on disposal of assets	(15)	7
Allowance for doubtful accounts	(6)	(4)
Changes in assets and liabilities:
Receivables	(243)	6,731
Inventories	700	(1,526)
Accounts payable	229	(550)
Accrued liabilities and expenses	(595)	(452)
Deferred revenue	498	(600)
Other assets and liabilities	(240)	(1,587)
Net cash provided by operating activities	1,804	4,192

Cash Flows from Investing Activities
Purchases of short-term investments	(669)	(2,243)
Sales of short-term investments	988	737
Capital expenditures	(502)	(297)
Capital expenditures-intangibles	(93)	-
Net cash used for investing activities	(276)	(1,803)

Cash Flows from Financing Activities
Payments to on lines of credit and short-term borrowings, net	(53)	(1,153)
Proceeds from stock plans	201	15
Cash payment for shares surrendered upon vesting of restricted stock units to cover taxes	(15)	(17)
Net cash provided by (used for) financing activities	133	(1,155)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(54)	86

Net Increase in Cash and Cash Equivalents	1,607	1,320
Cash, Cash Equivalents and Restricted Cash, July 1	5,996	3,943
Cash, Cash Equivalents and Restricted Cash, September 30	$7,603	$5,263

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$29	$50
Cash paid during the period for income taxes	$277	$375

	September 30, 2018	June 30, 2018
Cash and cash equivalents	$7,416	$5,830
Restricted cash included in Short-term investments	187	166
Total Cash, Cash Equivalents and Restricted Cash	$7,603	$5,996

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In Thousands)

			Accumulated
			Other	Additional	Retained	Total
	Common Stock		Comprehensive	Paid-In	Earnings	Shareholders'
	Shares	Amount	Income (Loss)	Capital	(Deficit)	Equity

Balances, June 30, 2018	9,554	$96	$(2,098)	$48,110	$(510)	$45,598

Net income	-	-	-	-	892	892
Adoption of ASC 606 - modified retrospective transition method	-	-	-	-	2,049	2,049
Other comprehensive loss	-	-	(397)	-	-	(397)
Stock-based compensation	-	-	-	211	-	211
Stock plans	39	-	-	186	-	186

Balances, September 30, 2018	9,593	$96	$(2,495)	$48,507	$2,431	$48,539

Balances, June 30, 2017	9,438	$94	$(2,721)	$46,688	$(4,226)	$39,835

Net income	-	-	-	-	1,558	1,558
Other comprehensive income	-	-	795	-	-	795
Stock-based compensation	-	-	-	131	-	131
Stock plans	49	1	-	129	-	130

Balances, September 30, 2017	9,487	$95	$(1,926)	$46,948	$(2,668)	$42,449

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and within the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  Our Consolidated Financial Statements include the accounts of Perceptron and our wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  In our opinion, these statements include all normal recurring adjustments necessary for a fair presentation of the financial statements for the periods presented.  The results of operations for any interim period are not necessarily indicative of the results of operations for a full fiscal year.  The accompanying unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Reclassification

Certain prior period amounts have been reclassified in the Consolidated Statements of Cash Flow to due to the adoption of Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18).

2.New Accounting Pronouncements

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 Leases (ASU 2016-2), which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.   In January 2018, the FASB issued Accounting Standards Update No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to elect an optional transition practical expedient to not evaluate land easements under Topic 842.  We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

In July 2018, the FASB issued Accounting Standards Update No. 2018-09 — Codification Improvements (ASU 2018-09), which clarifies, corrects and makes minor improvements on a wide variety of Topics in the Codification.  The amendments make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications.  The transition and effective dates are based on the facts and circumstances of each amendment, including some amendments that will be effective upon issuance of the Update and many of them will be effective for annual periods beginning after December 31, 2018.  For the amendments that were effective upon issuance of the Update, there was no material impact to our consolidated financial statements or disclosures.  We are currently evaluating the impact of the remaining amendments of ASU 2018-09 on our consolidated financial statements and disclosures.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement (ASU 2018-13), which changes the disclosures related to, among other aspects of fair value, unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement and the narrative description of measurement uncertainty.  ASU 2018-13 is effective for Perceptron on July 1, 2020.  We are currently evaluating the impact of the adoption of ASU 2018-13 on our disclosures.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain inter-use software.  ASU 2018-15 is effective for Perceptron on July 1, 2020.  We are currently evaluating the impact of the adoption of ASU 2018-15 on our consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In March 2016, the FASB issued the final guidance to clarify the principal versus agent guidance (i.e., whether an entity should report revenue gross or net).  In April 2016, the FASB issued final guidance to clarify identifying performance obligation and the licensing implementation guidance.  In May 2016, FASB updated implementation of certain narrow topics within ASU 2014-09.  Finally, in December 2016, the FASB issued several technical corrections and improvements, which clarify the previously issued standards and corrected unintended application of previous guidance.  These standards (collectively “ASC 606”) are effective for annual periods beginning after December 15, 2017 (as amended in August 2015, by ASU 2015-14, Deferral of the Effective Date), and interim periods therein, using either of the following transition methods:  (i) a full retrospective approach reflecting the applications of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

We adopted the new standard effective July 1, 2018 using the modified retrospective transition method only for the contracts that were open as of June 30, 2018 with the cumulative effect recorded to the opening balance of retained earnings as of the date of adoption. Results for reporting periods beginning July 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition.  Under ASC 606, certain of our services are recognized over time instead of at a point in time upon completion of those services as recognized under superseded guidance.  Additionally, for our contracts with multiple performance obligations in which the payment terms do not correspond with performance, we are no longer required to limit the revenue recognized for satisfied performance obligations to the amount for which payment is not delayed until the satisfaction of additional performance obligations.  Instead, we record revenue for each of the performance obligations as control transfers to the customer, which generally accelerates the revenue recognized for such contracts compared to revenue recognized under superseded guidance.  We also capitalize amounts related to certain commissions paid which qualify as costs to obtain a contract.  The revenues associated with our Measurement Solutions and Value Added Services that were impacted beginning at July 1, 2018 which were included in the modified transition method adjustment aggregated to $3.8 million. The net impact on retained earnings associated with these revenues was an increase of $2,049,000.  We have also implemented new business processes and internal controls in order to recognize revenue in accordance with the new standard.  See Note 5 ‘Revenue from Contracts with Customers’ for the further details regarding the impact of the adoption of this Standard.

The following table summarizes the cumulative effect of the changes to our unaudited consolidated balance sheet as of July 1, 2018 from the adoption of ASC 606:

			Opening
	At June 30,	ASC 606	Balance at
	2018	Adjustments	July 1, 2018
Assets
Unbilled receivables	$-	$1,864	$1,864
Inventory	13,829	(1,350)	12,479
Other current assets	1,327	49	1,376

Liabilities and Equity
Deferred revenue	8,691	(1,976)	6,715
Long-Term Deferred Income Tax Liability	1,717	490	2,207
Retained earnings (deficit)	(510)	2,049	1,539

Under the modified retrospective method of adoption, we are required to disclose in the first year of adoption the hypothetical impact to our financial statements as if we had continued to follow our accounting policies under ASC 605 for the period.  See Note 5 “Revenue from Contracts with Customers” for a summary of the impact as of and for the three months ended September 30, 2018.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  In February 2018, the FASB issued Accounting Standards Update No. 2018-03 —Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2018-03), which contains technical corrections and improvements related to ASU 2016-01. We adopted both ASU 2016-01 and ASU 2018-03 on July 1, 2018.  Adoption of these standards did not have a material impact on our consolidated financial statements or disclosures.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  We adopted ASU 2016-15 on July 1, 2018.  Adoption of this standard did not have a material impact on our Consolidated Statement of Cash Flow.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  We adopted ASU 2016-16 on July 1, 2018.  Adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, which requires a company to present their Statement of Cash Flows including amounts generally described as restricted cash or restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  We adopted ASU 2016-18 on July 1, 2018.  We hold restricted cash in short-term bank guarantees to provide financial assurance that we will fulfill certain customer obligations in China.  These balances are part of ‘Short-term investments’ on our Consolidated Balance Sheet.  The activity in this account is no longer considered an investing activity on our Consolidated Statement of Cash Flow.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  We adopted ASU 2017-01 on July 1, 2018.  Adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2017, the FASB issued Accounting Standards Update No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (ASU 2017-05), which clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of Accounting Standards Update No. 2014-09, provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers.  We adopted ASU 2017-05 on July 1, 2018.  Adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09), which provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. We adopted ASU 2017-09 on July 1, 2018.  Adoption of this standard did not have a material impact on our consolidated financial statements.

3.Goodwill

Goodwill represents the excess purchase price over the fair value of the net amounts assigned to assets acquired and liabilities assumed in connection with our acquisitions.  Under the FASB’s Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, we are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount.  Application of the goodwill impairment test requires judgment, including assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit.  The qualitative events or circumstances that could affect the fair value of a reporting unit could include economic conditions; industry and market considerations, including competition; increases in raw materials, labor, or other costs; overall financial performance such as negative or declining cash flows; relevant entity-specific events such as changes in management, key personnel, strategy, or customers; sale or disposition of a significant portion of a reporting unit; and regulatory or political developments.

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

Goodwill is recorded on the local books of Coord3 and NMS and foreign currency effects will impact the balance of goodwill in future periods. Our goodwill balance was $7,970,000 and $7,985,000 as of September 30, 2018 and June 30, 2018, respectively, with the decrease due to the differences in foreign currency rates at September 30, 2018 compared to June 30, 2018.

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

If an event or circumstance indicates that the carrying value of an intangible asset may not be recoverable, we assess the recoverability of the asset by comparing the carrying value of the asset to the sum of the undiscounted future cash flows that the asset is expected to generate over its remaining economic life. If the carrying value exceeds the sum of the undiscounted future cash flows, we compare the fair value of the intangible asset to the carrying value and record an impairment loss for the difference.  We generally estimate the fair value of our intangible assets using the income approach based on a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows, and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental. Actual future operating results and the remaining economic lives of our intangible assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of intangible assets in future periods.  Through September 30, 2018, there are no indications of potential impairment of these intangible assets.

Our intangible assets are as follows (in thousands):

	September 30,		September 30,	June 30,		June 30,
	2018		2018	2018		2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/Distributor Relationships	$3,316	$(2,376)	$940	$3,329	$(2,219)	$1,110
Trade Name	2,575	(923)	1,652	2,586	(862)	1,724
Software	1,583	(564)	1,019	1,490	(504)	986
Other	124	(124)	-	124	(124)	-
Total	$7,598	$(3,987)	$3,611	$7,529	$(3,709)	$3,820

Amortization expense was $291,000 and $282,000 for the three month periods ended September 30, 2018 and 2017, respectively.

The estimated amortization of the remaining intangible assets by year is as follows (in thousands):

Years Ending June 30,	Amount
2019 (excluding the three months ended September 30, 2018)	935
2020	881
2021	439
2022	439
2023	395
after 2023	522
$3,611

5.Revenue from Contracts with Customers

Revenue Accounting Policy

The FASB has issued ASC 606, which supersedes the revenue recognition requirements in ASC 605, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

We adopted ASC 606 as of July 1, 2018 using the modified retrospective transition method. The cumulative effect of initially applying the new standard was recorded as an adjustment to the opening balance of retained earnings within our Consolidated Balance Sheet.  The adjustment to retained earnings was the result of changing the timing of our revenue for several performance obligations and the number of performance obligations in our contracts with multiple performance obligations, as well as ceasing the deferral of revenue on satisfied performance obligations for the portion of the sales price of the contract that is not payable until additional performance obligations are satisfied. The revenues associated with our Measurement Solutions and Value Added Services that were impacted beginning July 1, 2018 which were included in the modified transition method adjustment aggregated $3.8 million. The net impact on retained earnings associated with these revenues was an increase of $2,049,000. For all adjustments and changes as a result of adopting ASC 606 for the current period, please refer to the section “Impacts on Financial Statements” below.  In accordance with the modified retrospective transition method, the historical information within the financial statements has not been restated and continues to be reported under the accounting standard in effect for those periods. As a result, we have disclosed the accounting policies in effect prior to July 1, 2018, as well as the policies applied starting July 1, 2018.

Periods prior to July 1, 2018

Revenue is recognized in accordance with ASC 605.  Revenue related to products and services is recognized upon shipment when title and risk of loss has passed to the customer or upon completion of the service, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated.

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

Periods commencing July 1, 2018

Revenue is recognized when or as our customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.  To achieve this principle, we analyze our contracts under the following five steps:

•	Identify the contract with the customer
•	Identify the performance obligation(s) in the contract
•	Determine the transaction price
•	Allocate the transaction price to performance obligation(s) in the contract
•	Recognize revenue when or as we satisfy a performance obligation

We have contracts with multiple performance obligations in our Measurement Solutions product line such as: equipment, installation, labor support and/or training.  Each performance obligation is distinct and we do not provide general rights of return for transferred goods and services.  Accordingly, each performance obligation is considered a separate unit of accounting.  Our Measurement Solutions are designed and configured to meet each customer’s specific requirements.  Timing for the delivery of each performance obligation in the arrangement is primarily determined by the customer’s requirements.  Delivery of all of performance obligations in an order will typically occur over a three to 15-month period after the order is received.  For the equipment performance obligation, we typically recognize revenue when we ship or when the equipment is received by our customer, depending on the specific terms of the contract with our customer.  We have elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation.  For the installation, labor support and training performance obligations, we generally recognize revenue over time as we perform because of the continuous transfer of control to the customer.  Because control transfers over time, based on labor hours, revenue is recognized based on the extent of progress towards completion of the performance obligation.  We do not have price protection agreements or requirements to buy back inventory.  Our history demonstrates that sales returns have been insignificant.

Disaggregated Revenue

We manage our business under three operating segments: Americas, Europe and Asia.  All of our operating segments rely on our core technologies and sell the same products primarily in the global automotive industry.  The segments also possess similar economic characteristics, resulting in similar long-term expected financial performance.  In addition, we sell to substantially the same customers in all of our operating segments.  Accordingly, our operating segments are aggregated into one reportable segment.

The following tables summarizes our revenue disaggregated by geography, based on our shipping location (in thousands):

Geographic Region:	Three Months Ended September 30, 2018
Americas Sales	$8,379
Europe Sales	8,782
Asia Sales	4,281
Total Net Sales	$21,442

We have three major product lines: Measurement Solutions, 3D Scanning Solutions and Value Added Services.  Sales by our product lines are as follows (in thousands):

Product Lines	Three Months Ended September 30, 2018
Measurement Solutions	$19,908
3D Scanning Solutions	730
Value Added Service	804
Total Net Sales	$21,442

Our revenues can be disaggregated between two categories (1) Goods transferred at a point in time, which typically includes the equipment performance obligation of our Measurement Solutions and contracts that include a single performance obligation and (2) Services transferred over time, which include installation, labor support and training performance obligations.

The following table summarizes these two categories for the 3 months ended September 30, 2018 (in thousands):

Timing of Revenue Recognition	Three Months Ended September 30, 2018
Goods transferred at a point of time	$15,200
Services transferred over time	6,242
Total Net Sales	$21,442

Remaining Performance Obligations/Backlog

Backlog represents orders or bookings we have received but have not yet been filled, that is our unsatisfied performance obligations as of the reporting date.  Although most of the backlog is subject to cancellation by our customers, we expect to fill substantially all of the orders.  Our history demonstrates that cancellations have not been significant.

The estimated recognition of our Backlog by year is as follows (in thousands):

Years Ending June 30,	Amount
2019 (excluding the three months ended September 30, 2018)	$35,878
2020	2,716
2021	335
2022	195
2023	11
after 2023	-
Total Backlog	$39,135

Contract Balances

The timing of revenue recognition, billings and cash collections results in ‘Billed receivables’, ‘Unbilled receivables’ and ‘Deferred revenue’ on our Consolidated Balance Sheets.  Our collections are typically 45 to 90 days after invoicing, depending on region and individual contracts with our customers, which does not always align with the timing of revenue recognition.  In addition, we defer certain costs incurred to obtain a contract, primarily related to sales commissions.

Billed receivables, net – Billed receivables, net includes amounts billed and currently due from our customers.  The amounts due are stated at their net estimated realizable value.  Billed receivables are stated net of an allowance for doubtful accounts.  Billed receivables outstanding longer than the contractual payment terms are considered past due.  We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customers’ current ability to pay their outstanding balance due to us, the condition of the general economy, and the industry as a whole.  We write-off billed receivables when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Unbilled receivables – Our unbilled receivables include unbilled amounts typically resulting from our Measurement Solutions as we recognize revenue when or as performance obligations are satisfied; however, the revenue amount exceeds the amount billed to the customer, and the right to payment is not solely due to the passage of time. Amounts may not exceed their net realizable value.

Deferred revenues – We record deferred revenues when billings are issued in advance of our satisfaction of specific performance obligations.

Our Unbilled receivables and Deferred revenues are reported in a net position on a contract-by-contract basis at the end of each reporting period.

Impairment losses recognized on our Billed and Unbilled receivables were $25,000 in the three months ended September 30, 2018.

Deferred commissions – Our incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are deferred and amortized based on the timing of revenue recognition over the period of contract performance.  As of September 30, 2018, capitalized commissions of $184,000 were included in ‘Other current assets’ on our Consolidated Balance Sheet.  Commission expense recognized during the three-month period ended September 30, 2018 was $253,000 and is included in selling, general and administrative expense in our Consolidated Statement of Operations.

Current balances of our contract balances are as follows (in thousands):

Balance Sheet Account	September 30, 2018	July 1, 2018	Increase / (Decrease)
Unbilled receivables	$4,906	$1,864	$3,042
Deferred revenue	(7,142)	(6,715)	(427)
Net Unbilled receivables / (Deferred revenue)	$(2,236)	$(4,851)	$2,615

The change in our net Unbilled receivables / (Deferred revenue) from July 1, 2018 to September 30, 2018 was primarily due to revenue recognized during the three months ended September 30, 2018, partially offset by the timing of invoicing related to our Measurement Solutions and 3D Scanning Solutions.  During the three months ended September 30, 2018, we recognized revenue of $3,331,000 that was included in ‘Deferred revenue’ at July 1, 2018.

Financial Statement Impact of Adopting ASC 606

The following table summarizes the cumulative effect of the changes to our unaudited Consolidated Balance Sheet as of September 30, 2018 from the adoption of ASC 606 (in thousands):

	As reported		Balances
	September 30,	ASC 606	without adoption
(In Thousands, Except Per Share Amount)	2018	Adjustments	of ASC 606
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,416	$-	$7,416
Short-term investments	548	-	548
Receivables:
Billed receivables, net	28,509	-	28,509
Unbilled receivables, net	4,906	(4,906)	-
Other receivables	300	-	300
Inventories, net	11,664	1,578	13,242
Other current assets	1,858	(119)	1,739
Total current assets	55,201	(3,447)	51,754

Property and Equipment, Net	6,827	-	6,827
Goodwill	7,970	-	7,970
Intangible Assets, Net	3,611	-	3,611
Long-Term Investments	725	-	725
Long-Term Deferred Income Tax Asset	956	-	956

Total Assets	$75,290	$(3,447)	$71,843

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit and short-term notes payable	$122	$-	$122
Accounts payable	7,764	-	7,764
Accrued liabilities and expenses	4,361	-	4,361
Accrued compensation	2,377	-	2,377
Current portion of taxes payable	498	-	498
Income taxes payable	1,156	-	1,156
Reserves for restructuring and other charges	675	-	675
Deferred revenue	7,142	808	7,950
Total current liabilities	24,095	808	24,903

Long-Term Taxes Payable	324	-	324
Long-Term Deferred Income Tax Liability	1,728	(277)	1,451
Other Long-Term Liabilities	604	-	604
Total Liabilities	$26,751	$531	$27,282

Shareholders' Equity
Preferred stock	-	-	-
Common stock	96	-	96
Accumulated other comprehensive loss	(2,495)	(1)	(2,496)
Additional paid-in capital	48,507	-	48,507
Retained earnings (deficit)	2,431	(3,977)	(1,546)
Total Shareholders' Equity	$48,539	$(3,978)	$44,561

Total Liabilities and Shareholders' Equity	$75,290	$(3,447)	$71,843

The following table summarizes the effect of adopting ASC 606 on our unaudited Consolidated Statement of Operations for the three months ended September 30, 2018 (in thousands):

	As reported	ASC 606	Balances without
	September 30, 2018	Adjustments	adoption of ASC 606
Net Sales	$21,442	$(2,304)	$19,138
Cost of Sales	13,150	(1,148)	12,002
Gross Profit	8,292	(1,156)	7,136

Operating Expenses
Selling, general and administrative	4,635	184	4,819
Engineering, research and development	2,198	-	2,198
Severance, impairment and other charges	-	-	-
Total operating expenses	6,833	184	7,017

Operating Income (Loss)	1,459	(1,340)	119

Other Income and (Expenses)
Interest expense, net	(27)	-	(27)
Foreign currency loss, net	(202)	-	(202)
Other income (expenses), net	-	-	-
Total other income and (expenses)	(229)	-	(229)

Income (Loss) Before Income Taxes	1,230	(1,340)	(110)

Income Tax Expense	(338)	277	(61)

Net Income (Loss)	$892	$(1,063)	$(171)

6.Short-Term and Long-Term Investments

We account for our investments in accordance with ASC 320, “Investments – Debt and Equity Securities”.  Investments with a term to maturity between three months to one year are considered short-term investments. Our investments are recorded at fair value.  Upon adoption of ASU 2016-01 effective July 1, 2018, changes in the fair value of our equity securities are recognized in net income.  Prior to the adoption of ASU 2016-01, unrealized gains and losses on available-for-sale equity investments were recorded in other comprehensive income, and at each balance sheet date, we evaluated our investments for possible other-than-temporary impairment, which involved significant judgment.  In making this judgment, we reviewed factors such as the length of time and extent to which fair value had been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and our ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis. Any losses determined to be other-than-temporary were charged as an impairment loss and recorded in earnings.

As of September 30, 2018 and June 30, 2018, we held restricted cash in short-term bank guarantees.  The restricted cash provides financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.  As of September 30, 2018 and June 30, 2018, we had short-term bank guarantees of $187,000 and $166,000, respectively.

At September 30, 2018, we held a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  We estimated that the fair market value of this investment at September 30, 2018 exceeded $725,000 based on an internal valuation model, which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs:

(i)	the underlying structure of the security;
(ii)	the present value of the future principal, discounted at rates considered to reflect current market conditions; and
(iii)	the time horizon that the market value of the security could return to its cost and be sold.

Under ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) such valuation assumptions are defined as Level 3 inputs.

The following table presents our Short-Term and Long-Term Investments by category at September 30, 2018 and June 30, 2018 (in thousands):

	September 30, 2018
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantees	$187	$187
Mutual Funds	64	64
Time/Fixed Deposits	297	297
Total Short-Term Investments	$548	$548

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	3,700	725

Total Investments	$4,248	$1,273

	June 30, 2018
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantees	$166	$166
Mutual Funds	23	23
Time/Fixed Deposits	688	688
Total Short-Term Investments	$877	$877

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	$3,700	$725

Total Investments	$4,577	$1,602

7.Financial Instruments

For a discussion on our fair value measurement policies for Financial Instruments, refer to Note 1 in our Consolidated Financial Statements, “Summary of Significant Accounting Policies – Financial Instruments”, of our Annual Report on Form 10-K for fiscal year ended June 30, 2018.

We have not changed our valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

The following table presents our investments at September 30, 2018 and June 30, 2018 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820 (in thousands).  The fair value of our short-term investments approximates their cost basis.

Description	September 30, 2018	Level 1	Level 2	Level 3
Mutual Funds	$64	$64	$-	$-
Time/Fixed Deposits and Bank Guarantees	484	-	484	-
Preferred Stock	725	-	-	725
Total	$1,273	$64	$484	$725

Description	June 30, 2018	Level 1	Level 2	Level 3
Mutual Funds	$23	$23	$-	$-
Time/Fixed Deposits and Bank Guarantees	854	-	854	-
Preferred Stock	725	-	-	725
Total	$1,602	$23	$854	$725

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

8.Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, and for age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.  When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,845,000 and $2,115,000 at September 30, 2018 and June 30, 2018, respectively, is comprised of the following (in thousands):

	At September 30,	At June 30,
	2018	2018
Component Parts	$5,121	$5,156
Work in Process	1,719	3,525
Finished Goods	4,824	5,148
Total	$11,664	$13,829

9.Property and Equipment

Our property and equipment consisted of the following as of September 30, 2018 and June 30, 2018 (in thousands):

	At September 30,	At June 30,
	2018	2018
Building and Land	$7,835	$7,844
Machinery and Equipment	14,958	14,578
Furniture and Fixtures	1,086	1,060
	23,879	23,482
Less: Accumulated Depreciation	(17,052)	(16,869)
	$6,827	$6,613

Depreciation expense was $276,000 and $270,000 for the three month periods ended September 30, 2018 and 2017, respectively.

10.Warranty

Our In-Line and Near-Line Measurement Solutions generally carry a one to three-year warranty for parts and a one-year warranty for labor and travel related to warranty.  Product sales to the forest products industry carry a three-year warranty for TriCam® sensors.  Sales of ScanWorks® have a one-year warranty for parts.  Sales of WheelWorks products have a two-year warranty for parts.  We provide a reserve for warranty based on our experience and knowledge.  Our Off-Line Measurement Solutions generally carry a 12-month warranty after the machine passes the acceptance test or a 15-month warranty from the date of shipment, whichever date comes first, on parts only. We provide a reserve for warranty based on our experience and knowledge.

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

	Three Months Ended
	September 30,
	2018	2017
Beginning Balance at July 1,	$391	$548
Accruals - Current Year	255	190
Settlements/Claims (in cash or in kind)	(286)	(264)
Effects of Foreign Currency	-	4
Ending Balance at September 30,	$360	$478

11.Credit Facilities

We had approximately $122,000 and $175,000 outstanding under our lines of credit and short-term notes payable at September 30, 2018 and June 30, 2018, respectively.

On December 4, 2017, we entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either Perceptron or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by our U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers and subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million. At September 30, 2018, our additional available borrowing under this facility was approximately $5.0 million. Security for the Loan Agreement is substantially all of our assets in the U.S.  Interest is calculated at 2.65% above the 30 day LIBOR rate. We are not allowed to pay cash dividends under the Loan Agreement. We had no borrowings outstanding under the Loan Agreement at September 30, 2018 or June 30, 2018.

Prior to December 4, 2017, we were party to an Amended and Restated Credit Agreement with Comerica Bank. On December 4, 2017, in connection with entering into the Loan Agreement, we repaid in full and terminated our Amended and Restated Credit Agreement with Comerica Bank and related documents.  There were no prepayment fees payable in connection with the repayment of the loan.

During the third quarter of fiscal 2016, our Italian subsidiary, Coord3, exercised an option to purchase their current manufacturing facility.  The total remaining principal payments of €105,000 (equivalent to approximately $122,000) payable over the following 7 months at a 7.0% annual interest rate are recorded in ‘Line of credit and short-term notes payable’ on our Consolidated Balance Sheet at September 30, 2018.

Our Brazilian subsidiary (“Brazil”) has a credit line and overdraft facility with their current local bank.  Brazil can borrow a total of B$200,000 (equivalent to approximately $49,000).  The Brazil facility is cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rate for the facility is 12.00%. We had no borrowings under these facilities at September 30, 2018 and June 30, 2018, respectively.

12.Severance, Impairment and Other Charges

During the third quarter of fiscal 2016, we announced a financial improvement plan that resulted in a reduction in global headcount of approximately 11%.  This plan was implemented to re-align our fixed costs with our near-term to mid-term expectations for our business.  In addition, during the first quarter of fiscal 2017, we decided to terminate production and marketing of a specific product line due to limitations in its design.  Since this decision was made, we have written off $290,000, net related to inventory and impaired certain customer receivable balances in the amount of $127,000.  By the second quarter of fiscal 2018, we had substantially completed the plan that was announced; we incurred total pre-tax cash and non-cash charges relating to the original restructuring plan, as well as the additional charges from the terminated product line, of $3,531,000.

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

The charges recorded as Severance, Impairment and Other Charges are as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Severance and Related Costs	$-	$4
Impairment	-	(42)
Inventory Write-Off	-	(14)
Total	$-	$(52)

Severance expense for the three months ended September 30, 2017 was associated with an adjustment at our U.S. location. The decrease in the Impairment is due to a collection of an accounts receivable balance that was previously written off. The decrease of the inventory write-off was due to finding other uses for some of the inventory originally designated as impaired.

The following table reconciles the activity for the Reserves for Restructuring and Other Charges (in thousands):

	Three Months Ended September 30,
	2018	2017
Beginning Balance at July 1,	$675	$1,113
Accruals - Severance Related	-	4
Accruals - Severance Award
Payments	-	(283)
Ending Balance at September 30,	$675	$834

The remaining accrued balance at September 30, 2018 is the accrual for the judgment related to the trade secrets case. Due to our appeal of the court decisions in this case, the timing of any payments related to this matter is unknown to us at this time.

13.Current and Long-Term Taxes Payable

We acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

14.Other Long-Term Liabilities

Other long-term liabilities at September 30, 2018 and June 30, 2018 include $604,000 and $601,000, respectively for long-term contractual and statutory severance liabilities acquired as part of the purchase of Coord3 that represent amounts that will be payable to employees upon termination of employment.

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

We recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $87,000 and $55,000 in the three-month periods ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the total remaining unrecognized compensation cost related to non-vested stock options amounted to approximately $239,000.  We expect to recognize this cost over a weighted average vesting period of 1.6 years.

We granted no stock options in each of the three-month periods ended September 30, 2018 and 2017, respectively. The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

We received approximately $191,000 and zero in cash from option exercises under our share-based payment arrangements for the three-month periods ended September 30, 2018 and 2017, respectively.

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

The grant date fair value associated with granted restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of our Common Stock on the grant date authorized by our MDCSOC, multiplied by the number of restricted stock and restricted stock unit awards expected to be issued and vested, and is amortized over the combined performance and service periods.  The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three-month periods ended September 30, 2018 and 2017, was $55,000 and $76,000, respectively.  As of September 30, 2018, the total remaining unrecognized compensation cost related to the restricted stock and restricted stock unit awards is approximately $223,000. We expect to recognize this cost over a weighted average vesting period of 2.0 years.

A summary of the status of restricted stock and restricted stock unit awards outstanding at September 30, 2018 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2018	77,570	$7.77
Granted	-	-
Vested	(9,741)	7.34
Forfeited or Expired	-	-
Non-vested at September 30, 2018	67,829	$7.83

Performance Stock Units

During the second quarter of fiscal 2018, our Management Development, Compensation and Stock Option Committee granted certain employees Performance Share Units (“PSUs”) as part of the Fiscal Year 2018 Long-Term Incentive Compensation Plan.  The Performance Measures were defined by the Committee as a specific Target level of Revenue and Operating Income Before Incentive Compensation for each of the following: fiscal year 2018, fiscal year 2019 and fiscal year 2020.  Up to one third of the PSUs can be earned each year is determined based upon actual performance levels achieved in that fiscal year. One half of the award earned each fiscal year is based upon the achievement of the two Performance Targets in that fiscal year, provided that a minimum level of Operating Income Before Incentive Compensation is achieved for that fiscal year.  Before Incentive Compensation the actual award level for each fiscal year can range from 50% to 150% (for Revenue Target) or 75% to 200% (for Operating Income Target) of the target awards depending on actual performance levels achieved in each fiscal year compared to that year’s target. Before Incentive Compensation If operating income is less than 75% of the targeted Operating Income, for the year, then no PSU’s will vest for that year and the PSU’s vesting that year will expire. For fiscal 2018, actual Revenue and Operating Income Before Incentive Compensation exceed the Targets, resulting in 161.5% of the target level of PSU’s vesting in fiscal 2018 vesting.

The non-cash stock-based compensation expense recorded for performance share unit awards for the three-month period ended September 30, 2018 was $65,000.  As of September 30, 2018, the total remaining unrecognized compensation cost related to performance share unit awards is approximately $186,000. We expect to recognize this cost over a weighted average vesting period of 1.3 years.

A summary of the status of the PSUs outstanding at September 30, 2018 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2018	39,350	$7.95
FY 2018 Performance results	8,054	7.95
Granted	-	-
Vested	-	-
Forfeited or Expired	-	-
Non-vested at September 30, 2018	47,404	$7.95

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

Options to purchase 6,200 and 112,264 shares of common stock outstanding in the three months ended September 30, 2018 and 2017, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

The Act also imposes a tax on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated (the “Transition Tax”).  Generally, foreign earnings held in the form of cash and cash equivalents are taxed by the U.S. at a 15.5% rate and the remaining earnings are taxed at an 8% rate. The Transition Tax generally may be paid in installments over an eight-year period.  At the date of enactment, we were not in a position to present either a final or provisional estimate with respect to the Transition Tax.  As of June 30, 2018, we did estimate the impact of the Transition Tax by incorporating assumptions made based upon our then-current interpretation and analysis of the Act and determined that our foreign tax credits would completely offset any Transition Tax calculated, and therefore, we do not expect to make any cash payments related to the Transition Tax.  There have been no changes to that assessment as of September 30, 2018.  The actual impact of the Act may differ from our estimates, due to, among other things, further refinement of our calculations as allowed under SAB 118, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Act.  We expect to complete this evaluation and related calculations and record any tax due by the end of our second quarter of fiscal year 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Certain statements in this report, including statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including our expectation as to our fiscal year 2019 and future results, operating data, new order bookings, revenue, expenses, net income and backlog levels, trends affecting our future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2019 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Whenever possible, we have identified these forward-looking statements by words such as “target,” “will,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “prospects,” “outlook,” “guidance” or similar expressions.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our periodic reports filed with the Securities and Exchange Commission, including those listed in “Item 1A: Risk Factors” of our Annual Report on Form 10-K for our fiscal year 2018.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

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

•	3D Scanning Solutions - laser scanner products that target the digitizing, reverse engineering, inspection and original equipment manufacturers wheel alignment sectors.

The largest end-use sector we serve is the automotive industry.  New automotive tooling programs represent the most important selling opportunity for our In-Line and Near-Line Measurement Solutions.  The number and timing of new vehicle tooling programs vary based on the plans of the individual automotive manufacturers.  The existing installed base of In-Line and Near-Line Measurement Solutions also provides a continuous revenue stream in the form of system additions, upgrades and modifications as well as Value Added Services such as customer training and support.

Our Off-Line Measurement and 3D Scanning Solutions are utilized by a wide variety of targeted industrial customers, with the automotive industry representing the largest source of customers for industrial metrology products.

Our consistent focus on operational performance improvements the past several years have resulted in a record first quarter revenue of $21.4 million in the first quarter of fiscal 2019.  Since introducing the Financial Improvement Plan in the third quarter of fiscal 2016, gross margin has expanded 1,000 basis points to 38.8% in the first quarter of fiscal 2019.  These strong results, coupled with strategic investments in the business, have positioned us for additional growth opportunities within the markets we serve.

Results for reporting periods beginning July 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition. See Note 2 of the Notes to the Consolidated Financial Statements, “New Accounting Pronouncements” contained in this Quarterly Report on Form 10-Q for further discussion.  As a result, the results of operations for periods prior to and after July 1, 2018 are not directly comparable to one another. Under the modified retrospective transition method we used to adopt ASC 606, we are required to disclose in the first year of adoption, the hypothetical impact to our financial statements as if we had continued to follow revenue recognition rules under ASC 605 for the period.  See Note 5 ‘Revenue from Contracts with Customers’ for a summary of the impact as of and for the three months ended September 30, 2018.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Overview – We reported net income of $0.9 million, or $0.09 per diluted share, for the first quarter of fiscal 2019 compared with net income of $1.6 million, or $0.16 per diluted share, for the first quarter of fiscal 2018.

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

Bookings by geographic location were (in millions):

	Three Months Ended September 30,
	2018		2017		Increase/(Decrease)
Geographic Region
Americas	$3.6	21.3%	$9.6	41.4%	$(6.0)	(62.5%)
Europe	9.3	55.0%	9.4	40.5%	(0.1)	(1.1%)
Asia	4.0	23.7%	4.2	18.1%	(0.2)	(4.8%)
Totals	$16.9	100.0%	$23.2	100.0%	$(6.3)	(27.2%)

The decrease in bookings in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018 of $6.3 million, including an unfavorable currency impact of $0.7 million, is primarily due to the timing of customer programs. The decrease in booking activity by product line was primarily due to a decrease of $5.1 million in our In-Line and Near-Line Measurement Solutions, a decrease of $1.5 million in our Off-Line Measurement Solutions and a decrease of $0.4 million in our Value Added Services, partially offset by an increase of $0.7 million in our 3D Scanning Solutions.  On a geographic basis, the $6.0 million decrease in our Americas region is primarily due to a decrease of $5.2 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.5 million in our Off-Line Measurement Solutions, a decrease of $0.2 million in our Value Added Services and a decrease of $0.1 million in our 3D Scanning Solutions.  The $0.2 million decrease in our Asian region is primarily due to a decrease of $0.5 million in our Off-Line Measurement Solutions and a decrease of $0.3 million in our In-Line and Near-Line Measurement Solutions, partially offset by an increase of $0.5 million in our 3D Scanning Solutions and an increase of $0.1 million in our Value Added Services.  The $0.1 million decrease in our Europe region is primarily due to a decrease of $0.5 million in our Off-Line Measurement Solutions and a decrease of $0.3 million in our Value Added Services, partially offset by an increase of $0.4 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.3 million in our 3D Scanning Solutions.

Backlog – Backlog represents orders or bookings we have received but have not yet been filled, that is, our unsatisfied performance obligations as of the reporting date.  We believe that the level of backlog during any particular period is not necessarily indicative of our future operating performance.  Although most of the backlog is subject to cancellation by our customers, we expect to fill substantially all of the orders in our backlog during the next twelve months.

Backlog by geographic location was (in millions):

	As of September 30,
	2018		2017		Increase/(Decrease)
Geographic Region
Americas	$13.0	33.2%	$21.1	43.2%	$(8.1)	(38.4%)
Europe	18.5	47.2%	18.0	36.8%	0.5	2.8%
Asia	7.7	19.6%	9.8	20.0%	(2.1)	(21.4%)
Totals	$39.2	100.0%	$48.9	100.0%	$(9.7)	(19.8%)

The current quarter ending backlog decreased by $9.7 million compared to the ending backlog at September 30, 2017.  As a result of our adoption of ASC 606 as of July 1, 2018, our total backlog decreased by $3.8 million.  See Note 5 in to the Consolidated Financial Statements “Revenue from Contracts with Customers”, contained in this Quarterly Report on Form 10-Q for further discussion on how the timing of our net sales have been impacted by the change in revenue recognition rules.  The decrease in our backlog was primarily due to a decrease of $9.5 million in In-Line and Near-Line Measurement Solutions and a decrease of $0.8 million in our Value Added Services, partially offset by an increase of $0.6 million in our 3D Scanning Solutions.  On a geographic basis, the $8.1 million decrease in our Americas region is due to a decrease of $7.0 million in our In-Line and Near-Line Measurement, a decrease of $0.5 million in our Off-Line Measurement Solutions, a decrease of $0.4 million in our Value Added Services and a decrease of $0.2 million in our 3D Scanning Solutions.  The $2.1 million decrease in our Asian region is primarily due to a decrease of $3.1 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.1 million in our Value Added Services, partially offset by an increase of $0.6 million in our Off-Line Measurement Solutions and an increase of $0.5 million in our 3D Scanning Solutions.  The $0.5 million increase in our Europe region is primarily due to an increase of $0.6 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.3 million in our 3D Scanning Solutions, partially offset by a decrease of $0.3 million in our Value Added Services and a decrease of $0.1 million in our Off-Line Measurement Solutions.

A summary of our operating results is shown below (in millions):

	Three Months Ended September 30,
	2018	% of Sales	2017	% of Sales
Americas Sales	$8.3	38.8%	$8.0	41.5%
Europe Sales	8.8	41.1%	7.8	40.4%
Asia Sales	4.3	20.1%	3.5	18.1%
Net Sales	$21.4	100.0%	$19.3	100.0%

Cost of Sales	13.1	61.2%	11.6	60.1%

Gross Profit	8.3	38.8%	7.7	39.9%

Operating Expenses
Selling, General and Administrative	4.6	21.5%	4.5	23.3%
Engineering, Research and Development	2.2	10.3%	1.7	8.8%

Operating Income	1.5	7.0%	1.5	7.8%

Other Income and (Expenses), net
Interest Expense, net	-	0.0%	-	0.0%
Foreign Currency Loss, net	(0.3)	(1.4%)	-	0.0%
Other Income and (Expense), net	-	0.0%	-	0.0%

Income Before Income Taxes	1.2	5.6%	1.5	7.8%
Income Tax Expense	(0.3)	(1.4%)	0.1	0.5%

Net Income	$0.9	4.2%	$1.6	8.3%

Sales – Net sales of $21.4 million for the first quarter of our fiscal year 2019 increased $2.1 million, or 10.9%, including an unfavorable currency impact of $0.3 million and a favorable impact from the adoption of ASC 606 as of July 1, 2018 of $2.3 million, when compared to the same period a year ago.  See Note 5 in to the Consolidated Financial Statements “Revenue from Contracts with Customers”, contained in this Quarterly Report on Form 10-Q for further discussion on how our net sales have been impacted by the change in revenue recognition rules that we adopted as of July 1, 2018.  The increase is primarily due to an increase of $1.7 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.9 million in our Off-Line Measurement Solutions, partially offset by a decrease of $0.4 million in our Value Added Services and a decrease of $0.1 million in our 3D Scanning Solutions.  On a geographic basis, the increase of $1.0 million in our Europe region is primarily due to an increase of $0.8 million in our Off-Line Measurement Solutions, an increase of $0.3 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.1 million in our 3D Scanning Solutions, partially offset by a decrease of $0.2 million in our Value Added Services.  The increase of $0.8 million in our Asian region is primarily due to an increase of $0.4 million in our In-Line and Near-Line Measurement Solutions, an increase of $0.3 million in our Off-Line Measurement Solutions and an increase of $0.1 million in our 3D Scanning Solutions.  The increase of $0.3 million in our Americas region is primarily due to an increase of $1.0 million in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease of $0.3 million in our 3D Scanning Solutions, a decrease of $0.2 million in our Off-Line Measurement Solutions and a decrease of $0.2 million in our Value Added Services.

Gross Profit –Gross profit percentage was 38.8% in the first quarter of fiscal 2019 compared to 39.9% in the same period a year ago.  The lower gross profit percentage in the first quarter of fiscal 2019 was primarily due to the mix of revenue and the timing of certain expenses in cost of goods sold in fiscal 2018 under prior accounting rules and by increased warranty costs in fiscal 2019.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $4.6 million in the first quarter of fiscal 2019, an increase of $0.1 million compared to the same period a year ago.  The increase is primarily due to increases in employee-related costs of $0.2 million, including increased use of outside contractors, partially offset by lower legal and audit fees of $0.1 million.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $2.2 million in the first quarter of fiscal 2019, an increase of $0.5 million compared to the first quarter of fiscal 2018.  The increase is primarily due to increases in employee-related costs of $0.4 million due to recent investments in additional resources to develop new products as well as an increase of $0.1 million related to specialized supplies utilized in the development of our products.

Foreign Currency Gain (Loss), net – Foreign Currency Gain (Loss), net loss was $0.3 million in the first quarter of fiscal 2019 compared to an immaterial loss in first quarter of fiscal 2018.  The loss in the first quarter of fiscal 2019 was primarily related to the values of the Brazilian Real and the Japanese Yen in relation to the US Dollar.

Income Taxes – Our effective tax rate for the first quarter of fiscal year 2019 was 27.5% compared to (3.1%) in the first quarter of fiscal year 2018.  We have previously established full valuation allowances against our U.S. Federal, Germany, Japan, Singapore and Brazil net deferred tax assets.  The effective tax rate in fiscal 2019 was impacted by a one-time withholding tax required to be recognized in our China location in the amount of $0.2 million. The effective tax rate for fiscal 2018 is impacted by not recognizing tax expense on pre-tax income in some of the jurisdictions where we have previously established full valuation allowances against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund product development and capital expenditures as well as support working capital requirements. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and borrowings under available credit facilities.

Cash on Hand.  Our cash and cash equivalents were $7.4 million at September 30, 2018, compared to $5.8 million at June 30, 2018.

Cash Flow.  The $1.6 million increase in cash, cash equivalents and restricted cash from June 30, 2018 to September 30, 2018 was primarily related to $1.8 million of cash provided by operations.

During the three-month period ended September 30, 2018, cash provided by operations resulted from our net income of $0.9 million, $0.6 million in adjustments from non-cash items and cash inflows related to working capital changes of $0.3 million.  The cash provided from working capital items included cash provided by net inventory reductions of $0.7 million, an increase in deferred revenue of $0.5 million and increases in accounts payable of $0.2 million, partially offset by net payments of accrued liabilities and expenses of $0.6 million, cash utilized for other assets and liabilities of $0.3 million and cash used by accounts receivable of $0.2 million.  The decrease in inventory is primarily due to a higher balance of inventory at June 30, 2018 related to timing of shipments to our end customers in early first quarter of fiscal 2019 as well as increased purchases we made in late fiscal 2018 in support of the development of new products.  The increase in deferred revenue excluding the impact of adopting ASC 606 is due to the timing of invoicing our customers compared to the revenue we recognized for completed performance obligations.  The change in payables is due to the timing of payments made to our suppliers, partially offset by a decrease in inventory purchases.  The decrease in accrued expenses and liabilities is primarily due to payments of our annual short-term incentive compensation made in the first quarter of fiscal 2019 that related to fiscal year 2018 performance.  The change in other assets and liabilities relates primarily to the timing of several prepaid assets, including our corporate insurance coverage which renews on July 1st each year.  Finally, the increase in receivables primarily relates to our adoption of ASC 606 as we can now recognize revenue when or as performance obligations are satisfied and when the revenue exceeds the amount billed to the customer, we recognize an ‘Unbilled receivable’.

Cash used for investing activities in the first three months of fiscal 2019 is due to capital expenditures, including development of intangibles, of $0.6 million, partially offset by net sales of short-term investment of $0.3 million. Cash provided by financing activities in the first three months of fiscal 2019 was primarily due to cash received from proceeds on our stock compensation plan of $0.2 million, partially offset by cash paid on our short-term borrowings of $0.1 million.

Working Capital Reserves.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders as well as the age and usage of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the three-month period ended September 30, 2018, we decreased our reserve for obsolescence by $0.3 million.

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay their outstanding balance due to us, and the condition of the general economy and the industry as a whole.  We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  During the three-month period ended September 30, 2018, we decreased our allowance for doubtful accounts by an immaterial amount.

Investments.  At September 30, 2018, we had short-term investments totaling $0.6 million and a long-term investment recorded at $0.7 million compared to short-term investments totaling $0.9 million and a long-term investment recorded at $0.7 million at June 30, 2018.  See Note 6 of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments” contained in this Quarterly Report on Form 10-Q for further information on our investments and their current valuation.  The market for our long-term investment is currently illiquid.

Credit Facilities.  We had approximately $0.1 million and $0.2 million outstanding under our lines of credit and short-term notes payable at September 30, 2018 and June 30, 2018, respectively.

On December 4, 2017, we entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either Perceptron or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by our U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers and, subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million. At September 30, 2018, our additional available borrowing under this facility was approximately $5.0 million. Security for the Loan Agreement is substantially all of our assets in the U.S.  Interest is calculated at 2.65% above the 30 day LIBOR rate. We are not allowed to pay cash dividends under the Loan Agreement. We had no borrowings outstanding under our Loan Agreement at September 30, 2018.

Prior to December 4, 2017, we were party to an Amended and Restated Credit Agreement with Comerica Bank.  On December 4, 2017, in connection with entering into the Loan Agreement, we repaid in full and terminated our Amended and Restated Credit Agreement with Comerica Bank and related documents. There were no prepayment fees payable in connection with the repayment of the loan.

During the third quarter of fiscal 2016, our Italian subsidiary, Coord3, exercised an option to purchase their current manufacturing facility.  The total remaining principal payments of €0.1 million (equivalent to approximately $0.1 million) payable over the following 7 months at a 7.0% annual interest rate are recorded in “Short-term notes payable” on our Consolidated Balance Sheet at September 30, 2018.

Our Brazilian subsidiary (“Brazil”) has a credit line and overdraft facility with their current local bank.  Brazil can borrow a total of B$0.2 million (equivalent to less than $0.1 million).  The Brazil facility is cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rates for these facilities range from 12.00%.  We had no borrowings under these facilities at September 30, 2018 and June 30, 2018, respectively.

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

In the third quarter of fiscal 2018, the Canadian Revenue Agency (CRA) completed a Goods and Services Tax/Harmonized Sales Tax Returns (GST/HST) audit.  Based on this audit, the CRA has preliminarily proposed to assess us approximately C$1.2 million (equivalent to approximately $0.9 million) in taxes related to sales from 2013 through 2018. CRA has indicated that we are entitled to invoice our customers to recover this amount and our customers are required to remit payment.  In addition, we will be charged interest and penalties if this preliminary finding is finalized.  Our response to the CRA was delivered in April 2018.  We did not record an accrual related to this preliminary audit finding because we are disputing several of the CRA’s conclusions, as well as due to the fact that we expect to ultimately receive the funds from our customers (excluding any interest or penalties); although there may be a timing difference between when we must pay the CRA and when we collect the funds from our customers.

See Note 17, of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies” contained in this Quarterly Report on Form 10-Q.  See Item 3, “Legal Proceedings” and Note 14, of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies” contained in our Annual Report on Form 10-K for fiscal year 2018 for a discussion of certain other contingencies relating to our liquidity, financial position and results of operations.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies” of our Annual Report on Form 10-K for fiscal year 2018.

Capital Spending.  We spent $0.5 million on capital equipment and $0.1 million on intangible projects in the first three months of fiscal 2019 compared to $0.3 million in the first three months of fiscal 2018 as we continue to closely scrutinize all potential capital projects compared to our current cash balances.

Capital Resources and Outlook.  Information in this “Outlook” section should be read in conjunction with the “Safe Harbor Statement,” cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

At September 30, 2018, we had $8.0 million in cash, cash equivalents and short-term investments of which $6.0 million, or approximately 75%, was held in foreign bank accounts. We have not been repatriating our foreign earnings. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted by the U.S. The Act implements comprehensive tax legislation which, among other changes, imposes a tax on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated (the “Transition Tax”). Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate and the remaining earnings are taxed at an 8% rate. In calculating the Transition Tax, we must calculate the cumulative earnings and profits and related tax pools of each of our non-U.S. subsidiaries back to 1987. We would have the option to either pay any such Transition Tax over an eight-year period or to use our net operating loss carry forwards included in our existing deferred tax assets to offset the taxable income resulting from the Transition Tax.  In addition, as a result of the Act and the payment of any Transition Tax due, we may be in a position to repatriate our past and future foreign earnings to the U.S. in a more cost-effective manner than under prior law, which could positively impact our liquidity in the U.S. Any such repatriation may be subject to taxation under foreign laws or the laws of the State of Michigan.

We have estimated the impact of the Transition Tax by incorporating assumptions made based upon our current interpretation and analysis to-date of the Act and have determined that our foreign tax credits would completely offset any Transition Tax calculated, and therefore, we do not expect to make any cash payments related to the Transition Tax.  The actual impact of the Act may differ from our estimates due to, among other things, further refinement of our calculations as allowed under Staff Accounting Bulletin No. 118 (“SAB 118”), changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Act.  See Note 18, of the Notes to the Consolidated Financial Statements, “Income Taxes,” and Item 1A, “Risk Factors titled “A change in our effective tax rate can have a significant adverse impact on our business”, contained in our Annual Report on Form 10-K for fiscal year 2018 for further discussion.

Our current outlook for the remainder of fiscal 2019 is based on our internal projections about the market and related economic conditions, estimated foreign currency exchange rate effects, as well as our understanding of our key customers’ plans for their retooling projects. If our key customers’ plans differ from our understanding, this could have an adverse impact on our outlook.

We believe our sales for the second quarter of fiscal 2019 will be in the range of $18.5 million to $21.5 million.  For our full fiscal year 2019, we expect revenue growth to be in the mid-single digits compared to fiscal 2018 as we complete the implementation of ASU 606 and continue to benefit from an improving long-term revenue trend as well as considering our current backlog level of $39.2 million.

After giving recognition to the factors discussed above, we expect that the full fiscal year of 2019 operating income could improve compared to fiscal 2018, if we are successful at identifying and implementing efficiencies and cost reductions as well as continue to progress with our long-term growth strategy and diversification program. Based on our business plan, we believe our level of cash, cash equivalents, short-term investments, credit facilities and expected cash flows in each jurisdiction is sufficient to fund our fiscal 2019 cash flow requirements.  We continue to expect capital spending including development of intangible assets to be less than $2.0 million during fiscal 2019, although there is no binding commitment to do so.  Furthermore, the level of our capital spending is dependent on our continued financial strength.

We will evaluate business opportunities that fit our strategic plans.  There can be no assurance that we will identify opportunities that fit our strategic plans or that we will be able to enter into agreements with identified business opportunities on terms acceptable to us.  We anticipate that we would finance any such business opportunities from available cash on hand, borrowing from existing credit facilities, additional sources of financing identified at that time, or issuance of additional shares of our stock, as circumstances warrant.

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal year 2018, which are unchanged as of September 30, 2018 except for our policies on Revenue Recognition.

Revenue Recognition

The Company adopted ASC 606 as of July 1, 2018 using the modified retrospective transition method.

Revenue is recognized when or as our customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.  To achieve this principle, we analyze our contracts under the following five steps:

•	Identify the contract with the customer
•	Identify the performance obligation(s) in the contract
•	Determine the transaction price
•	Allocate the transaction price to performance obligation(s) in the contract
•	Recognize revenue when or as we satisfy a performance obligation

We have contracts with multiple performance obligations in our Measurement Solutions product line such as: equipment, installation, labor support and/or training.  Each performance obligation is distinct and we do not provide general rights of return for transferred goods and services.  Accordingly, each performance obligation is considered separate a unit of accounting.  Our Measurement Solutions are designed and configured to meet each customer’s specific requirements.  Timing for the delivery of each performance obligation in the arrangement is primarily determined by the customer’s requirements.  Delivery of all of performance obligations in an order will typically occur over a three to 15-month period after the order is received.  For the equipment performance obligation, we typically recognize revenue when we ship or when the equipment is received by our customer, depending on the specific terms of the contract with our customer.  For the installation, labor support and training performance obligations, we generally recognize revenue over time as we perform because of the continuous transfer of control to the customer.  Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation.  We do not have price protection agreements or requirements to buy back inventory.  Our history demonstrates that sales returns have been insignificant.

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

Foreign Currency Risk.  We have foreign currency exchange risk in our international operations arising from the time between sales commitment and delivery for contracts entered into in currencies other than the U.S. Dollar. For sales backlog entered into in currencies other than the U.S. Dollar, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150-day range.  At September 30, 2018, our backlog in currencies other than the U.S. Dollar was approximately 69% or $27.1 million, compared to 59% or $28.7 million at September 30, 2017.  We are most vulnerable to changes in U.S. Dollar/Euro, U.S. Dollar/Chinese Yuan, U.S. Dollar/Brazilian Real and U.S. Dollar/Japanese Yen exchange rates.

The potential change in our net income that would result from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. Dollars for the three months ended September 30, 2018, would have been approximately $0.1 million.  This sensitivity analysis assumes there are no changes other than the exchange rates.  This analysis has inherent limitations, including that it disregards the possibility that (i) the exchange rates of multiple foreign currencies may not always move in the same direction or the percentage relative to the value of the U.S. Dollar and (ii) changes in exchange rates may impact the volume of sales.

Interest Rate Risk.  We invest our cash and cash equivalents in high quality, short-term investments, primarily with terms of three months or less.  Based on our outstanding credit facilities and invested cash balances at September 30, 2018, a 1% increase in interest rates would have an immaterial impact on our interest expense and a 1% decrease in interest rates would have an immaterial effect on our interest income.  As a result, we do not currently hedge these interest rate exposures.

Uncertainties in Credit Markets.  At September 30, 2018, we hold a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Our long-term investment is subject to risk due to a decline in value of the investment.  The investment is currently recorded at $0.7 million, after consideration of impairment charges recorded in fiscal years 2008 and 2009.

Based on our current business plan, cash and cash equivalents and our short-term investments of $8.0 million at September 30, 2018 as well as the existing availability on our credit facilities, we do not currently anticipate that the lack of liquidity in this long-term investment will affect our ability to operate or fund our currently anticipated fiscal 2019 cash flow requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Information.”

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of July 1, 2018, we implemented ASC 606; therefore, we designed and implemented new internal controls related to the recognition, measurement and disclosure of our revenues under ASC 606. There have been no other changes in our internal controls over financial reporting during the quarter ended September 30, 2018 identified in connection with our evaluation that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION
ITEM 1A.	RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for fiscal year 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our purchases of our Common Stock during the second quarter of fiscal 2019 were as follows:

Period	Total Number of Share/Units Purchased	Average Price Paid Per Share/Unit	Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)

July 1 to July 31	-	$-	-	-
August 1 to August 31	-	$-	-	-
September 1 to September 30	1,371	$10.94	-	-

(1) During the first quarter of fiscal 2019, we withheld these shares from restricted stock grants under the our 2004 Stock Incentive Plan (the “Plan”) to satisfy the individual’s tax withholding obligations upon the vesting of the related restricted stock grants, as provided for in the Plan.

ITEM 6.	EXHIBITS

31.1*	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc.
(Registrant)

Date: November 7, 2018	By:	/s/ David L. Watza
David L. Watza
President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Date: November 7, 2018	By:	/s/ Michelle O. Wright
Michelle O. Wright
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)