Form 10-Q
period 2018-12-31
PERCEPTRON INC/MI
filed 2019-02-11
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2018.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

The number of shares outstanding of each of the issuer’s classes of common stock as of February 6, 2019, was:

Common Stock, $0.01 par value	9,618,469
Class	Number of shares

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2018

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(In Thousands, Except Per Share Amount)	2018	2018
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,899	$5,830
Short-term investments	1,131	877
Receivables:
Billed receivables, net of allowance for doubtful accounts of $449 and $404, respectively	28,753	31,797
Unbilled receivables	4,635	-
Other receivables	284	346
Inventories, net of reserves of $1,874 and $2,115, respectively	11,143	13,829
Other current assets	1,900	1,327
Total current assets	54,745	54,006

Property and Equipment, Net	6,785	6,613
Goodwill	7,859	7,985
Intangible Assets, Net	3,428	3,820
Long-Term Investments	725	725
Long-Term Deferred Income Tax Asset	1,100	1,055

Total Assets	$74,642	$74,204

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit and short-term notes payable	$69	$175
Accounts payable	6,911	7,592
Accrued liabilities and expenses	4,177	4,256
Accrued compensation	1,940	3,155
Current portion of taxes payable	432	526
Income taxes payable	1,134	768
Reserves for restructuring and other charges	66	675
Deferred revenue	7,389	8,691
Total current liabilities	22,118	25,838

Long-Term Taxes Payable	250	450
Long-Term Deferred Income Tax Liability	1,718	1,717
Other Long-Term Liabilities	593	601
Total Liabilities	$24,679	$28,606

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 9,618 and 9,554, respectively	96	96
Accumulated other comprehensive loss	(2,864)	(2,098)
Additional paid-in capital	48,753	48,110
Retained earnings (deficit)	3,978	(510)
Total Shareholders' Equity	$49,963	$45,598

Total Liabilities and Shareholders' Equity	$74,642	$74,204

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands, Except Per Share Amounts)	2018	2017	2018	2017
Net Sales	$21,553	$20,433	$42,995	$39,702
Cost of Sales	13,703	13,026	26,853	24,645
Gross Profit	7,850	7,407	16,142	15,057

Operating Expenses
Selling, general and administrative	4,942	4,497	9,577	8,921
Engineering, research and development	2,080	1,797	4,278	3,530
Severance, impairment and other charges	(609)	658	(609)	606
Total operating expenses	6,413	6,952	13,246	13,057

Operating Income	1,437	455	2,896	2,000

Other Income and (Expenses)
Interest expense, net	(29)	(42)	(56)	(84)
Foreign currency gain (loss), net	151	(57)	(51)	(79)
Other income (expenses), net	5	(5)	5	25
Total other income and (expenses)	127	(104)	(102)	(138)

Income Before Income Taxes	1,564	351	2,794	1,862

Income Tax (Expense) Benefit	(17)	15	(355)	62

Net Income	$1,547	$366	$2,439	$1,924

Income Per Common Share
Basic	$0.16	$0.04	$0.25	$0.20
Diluted	$0.16	$0.04	$0.25	$0.20

Weighted Average Common Shares Outstanding
Basic	9,615	9,491	9,588	9,455
Dilutive effect of stock options	76	106	143	72
Diluted	9,691	9,597	9,731	9,527

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands)	2018	2017	2018	2017
Net Income	$1,547	$366	$2,439	$1,924
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(369)	611	(766)	1,406

Comprehensive Income	$1,178	$977	$1,673	$3,330

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six Months Ended
	December 31,
(In Thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$2,439	$1,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,134	1,139
Stock compensation expense	494	653
Asset impairment and related inventory write-down	-	(56)
Deferred income taxes	(320)	(449)
(Gain) loss on disposal of assets	(32)	4
Allowance for doubtful accounts	45	(13)
Changes in assets and liabilities:
Receivables	(385)	4,963
Inventories	1,167	(3,532)
Accounts payable	(568)	689
Accrued liabilities and expenses	(1,141)	(735)
Deferred revenue	765	42
Other assets and liabilities	(1,178)	(660)
Net cash provided by operating activities	2,420	3,969

Cash Flows from Investing Activities
Purchases of short-term investments	(1,831)	(2,981)
Sales of short-term investments	1,621	1,802
Capital expenditures	(790)	(501)
Capital expenditures - intangibles	(222)	-
Net cash used for investing activities	(1,222)	(1,680)

Cash Flows from Financing Activities
Payments on lines of credit and short-term borrowings, net	(103)	(1)
Proceeds from stock plans	204	15
Cash payment for shares surrendered upon vesting of restricted stock units to cover taxes	(55)	(19)
Net cash provided by (used for) financing activities	46	(5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(100)	165

Net Increase in Cash, Cash Equivalents and Restricted Cash	1,144	2,449
Cash, Cash Equivalents and Restricted Cash, July 1	5,996	3,943
Cash, Cash Equivalents and Restricted Cash, December 31	$7,140	$6,392

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$53	$100
Cash paid during the period for income taxes	$506	$422

	December 31, 2018	June 30, 2018
Cash and Cash Equivalents	$6,899	$5,830
Restricted Cash included in Short-term Investments	241	166
Total Cash, Cash Equivalents and Restricted Cash	$7,140	$5,996

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands)	2018	2017	2018	2017
Common Stock
Beginning balance	$96	$95	$96	$94
Issued	-	-	-	1
Ending balance	96	95	96	95

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(2,495)	(1,926)	(2,098)	(2,721)
Other Comprehensive Income (Loss)	(369)	611	(766)	1,406
Ending balance	(2,864)	(1,315)	(2,864)	(1,315)

Additional Paid-In Capital
Beginning balance	48,507	46,948	48,110	46,688
Stock-based compensation	283	265	494	396
Stock plans	(37)	123	149	252
Ending balance	48,753	47,336	48,753	47,336

Retained Earnings (Deficit)
Beginning balance	2,431	(2,668)	(510)	(4,226)
Adoption of ASC 606 - modified retrospective transition method	-	-	2,049	-
Net income	1,547	366	2,439	1,924
Ending balance	3,978	(2,302)	3,978	(2,302)

Total Shareholders' Equity	$49,963	$43,814	$49,963	$43,814

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

2.New Accounting Pronouncements

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 Leases (ASU 2016-2), which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  In January 2018, the FASB issued Accounting Standards Update No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to elect an optional transition practical expedient to not evaluate land easements under Topic 842.  A modified retrospective transition approach was originally required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements, which created an optional transition method to adopt ASU 2016-02. The optional method is a modified retrospective approach whereby an entity can initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to their opening balance of retained earnings.  We have commenced a detailed analysis of ASU 2016-02 (as amended) and have noted that not all of the items that we have been including in prior Annual Reports on Form 10-K as a “lease” meet the new definition.  Furthermore, we have determined that we will use the modified retrospective approach as our transition method.  Finally, we believe that our Consolidated Balance Sheet will be impacted as we record a ROU and lease liability for all leases that meet the new definition.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions as well as reasonable and supportable forecasts.  In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (ASU 2018-19).  ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASU 2016-13.  ASU 2016-13, as amended, is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years, with early adoption permitted.  We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under previous U.S. GAAP.  In March 2016, the FASB issued the final guidance to clarify the principal versus agent guidance (i.e., whether an entity should report revenue gross or net).  In April 2016, the FASB issued final guidance to clarify identifying performance obligation and the licensing implementation guidance.  In May 2016, FASB updated implementation of certain narrow topics within ASU 2014-09.  Finally, in December 2016, the FASB issued several technical corrections and improvements, which clarify the previously issued standards and corrected unintended application of previous guidance.  These standards (collectively “ASC 606”) were effective for annual periods beginning after December 15, 2017 (as amended in August 2015, by ASU 2015-14, Deferral of the Effective Date), and interim periods therein, using either of the following transition methods:  (i) a full retrospective approach reflecting the applications of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

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

The following table summarizes the cumulative effect of the changes to our unaudited Consolidated Balance Sheet as of July 1, 2018 from the adoption of ASC 606:

			Opening
	At June 30,	ASC 606	Balance at
	2018	Adjustments	July 1, 2018
Assets
Unbilled receivables	$-	$1,864	$1,864
Inventories	13,829	(1,350)	12,479
Other current assets	1,327	49	1,376

Liabilities and Shareholders' Equity
Deferred revenue	8,691	(1,976)	6,715
Long-Term Deferred Income Tax Liability	1,717	490	2,207
Retained earnings (deficit)	(510)	2,049	1,539

Under the modified retrospective method of adoption, we are required to disclose in the first year of adoption the hypothetical impact to our financial statements as if we had continued to follow our accounting policies under ASC 605 for the period.  See Note 5 “Revenue from Contracts with Customers” for a summary of the impact as of and for the three months and six months ended December 31, 2018.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  We adopted ASU 2016-15 on July 1, 2018.  Adoption of this standard did not have a material impact on our Consolidated Statement of Cash Flow.

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

In November 2016, the FASB issued ASU 2016-18, which requires a company to present their Statement of Cash Flow including amounts generally described as restricted cash or restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  We adopted ASU 2016-18 on July 1, 2018.  We hold restricted cash in short-term bank guarantees to provide financial assurance that we will fulfill certain customer obligations in China.  These balances are part of ‘Short-term investments’ on our Consolidated Balance Sheet.  The activity in this account is no longer considered an investing activity on our Consolidated Statement of Cash Flow.

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

Goodwill is recorded on the local books of Coord3 and NMS and foreign currency effects will impact the balance of goodwill in future periods. Our goodwill balance was $7,859,000 and $7,985,000 as of December 31, 2018 and June 30, 2018, respectively, with the decrease due to the differences in foreign currency rates at December 31, 2018 compared to June 30, 2018.

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

If an event or circumstance indicates that the carrying value of an intangible asset may not be recoverable, we assess the recoverability of the asset by comparing the carrying value of the asset to the sum of the undiscounted future cash flows that the asset is expected to generate over its remaining economic life. If the carrying value exceeds the sum of the undiscounted future cash flows, we compare the fair value of the intangible asset to the carrying value and record an impairment loss for the difference.  We generally estimate the fair value of our intangible assets using the income approach based on a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows, and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental. Actual future operating results and the remaining economic lives of our intangible assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of intangible assets in future periods.  Through December 31, 2018, there are no indications of potential impairment of these intangible assets.

Our intangible assets are as follows (in thousands):

	December 31,		December 31,	June 30,		June 30,
	2018		2018	2018		2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/Distributor Relationships	$3,269	$(2,506)	$763	$3,329	$(2,219)	$1,110
Trade Name	2,539	(973)	1,566	2,586	(862)	1,724
Software	1,716	(617)	1,099	1,490	(504)	986
Other	122	(122)	-	124	(124)	-
Total	$7,646	$(4,218)	$3,428	$7,529	$(3,709)	$3,820

Amortization expense was $280,000 and $280,000 for the three months ended December 31, 2018 and 2017, respectively.  Amortization expense was $571,000 and $562,000 for the six months ended December 31, 2018 and 2017, respectively.

The estimated amortization of the remaining intangible assets by year is as follows (in thousands):

Years Ending June 30,	Amount
2019 (excluding the six months ended December 31, 2018)	649
2020	897
2021	461
2022	461
2023	417
after 2023	543
$3,428

5.Revenue from Contracts with Customers

Revenue Accounting Policy

The FASB has issued ASC 606 which supersedes the revenue recognition requirements in ASC 605 and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

We adopted ASC 606 as of July 1, 2018 using the modified retrospective transition method. The cumulative effect of initially applying the new standard was recorded as an adjustment to the opening balance of retained earnings within our Consolidated Balance Sheet.  The adjustment to retained earnings was the result of changing the timing of our revenue for several performance obligations and the number of performance obligations in our contracts with multiple performance obligations, as well as ceasing the deferral of revenue on satisfied performance obligations for the portion of the sales price of the contract that is not payable until additional performance obligations are satisfied. The revenues associated with our Measurement Solutions and Value Added Services that were impacted beginning July 1, 2018 which were included in the modified transition method adjustment aggregated $3.8 million. The net impact on retained earnings associated with these revenues was an increase of $2,049,000. For all adjustments and changes as a result of adopting ASC 606 for the current period, please refer to the section “Financial Statement Impact of Adopting ASC 606” below.  In accordance with the modified retrospective transition method, the historical information within the financial statements has not been restated and continues to be reported under the accounting standard in effect for those periods. As a result, we have disclosed the accounting policies in effect prior to July 1, 2018, as well as the policies applied starting July 1, 2018.

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

We have contracts with multiple performance obligations in our Measurement Solutions product line such as: equipment, installation, labor support and/or training.  Each performance obligation is distinct and we do not provide general rights of return for transferred goods and services.  Accordingly, each performance obligation is considered a separate unit of accounting.  Our Measurement Solutions are designed and configured to meet each customer’s specific requirements.  Timing for the delivery of each performance obligation in the arrangement is primarily determined by the customer’s requirements.  Delivery of all of performance obligations in an order will typically occur over a three to 15-month period after the order is received.  For the equipment performance obligation, we typically recognize revenue when we ship or when the equipment is received by our customer, depending on the specific terms of the contract with our customer.  We have elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation.  For the installation, labor support and training performance obligations, we generally recognize revenue over time as we perform because of the continuous transfer of control to the customer.  Because control transfers over time, based on labor hours, revenue is recognized based on the extent of progress toward completion of the performance obligation.  We do not have price protection agreements or requirements to buy back inventory.  Our history demonstrates that sales returns have been insignificant.

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

The following tables summarizes our revenue disaggregated by geography, based on our shipping location (in thousands):

Geographic Region:	Three Months Ended December 31, 2018	Six Months Ended December 31, 2018
Americas Sales	$6,992	$15,371
Europe Sales	8,871	17,653
Asia Sales	5,690	9,971
Total Net Sales	$21,553	$42,995

We have three major product lines: Measurement Solutions, 3D Scanning Solutions and Value Added Services.  Sales by our product lines are as follows (in thousands):

Product Lines	Three Months Ended December 31, 2018	Six Months Ended December 31, 2018
Measurement Solutions	$19,500	$39,408
3D Scanning Solutions	982	1,712
Value Added Service	1,071	1,875
Total Net Sales	$21,553	$42,995

Our revenues can be disaggregated between two categories (1) Goods transferred at a point in time, which typically includes the equipment performance obligation of our Measurement Solutions and contracts that include a single performance obligation and (2) Services transferred over time, which include installation, labor support and training performance obligations.

The following table summarizes these two categories for the three and six months ended December 31, 2018 (in thousands):

Timing of Revenue Recognition	Three Months Ended December 31, 2018	Six Months Ended December 31, 2018
Goods transferred at a point of time	$16,581	$31,781
Services transferred over time	4,972	11,214
Total Net Sales	$21,553	$42,995

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

The estimated recognition of our Backlog by year is as follows (in thousands):

Years Ending June 30,	Amount
2019 (excluding the six months ended December 31, 2018)	$31,311
2020	5,570
2021	786
2022	426
2023	1
after 2023	-
Total Backlog	$38,094

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

Billed receivables, net – Billed receivables, net includes amounts billed and currently due from our customers.  The amounts due are stated at their net estimated realizable value.  Billed receivables are stated net of an allowance for doubtful accounts.  Billed receivables outstanding longer than the contractual payment terms are considered past due.  We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customers’ current ability to pay their outstanding balance due to us, the condition of the general economy and the industry as a whole.  We write-off billed receivables when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Unbilled receivables – Our unbilled receivables include unbilled amounts typically resulting from our Measurement Solutions as we recognize revenue when or as performance obligations are satisfied; however, the revenue amount exceeds the amount billed to the customer and the right to payment is not solely due to the passage of time.  Amounts may not exceed their net realizable value.

Deferred revenues – We record deferred revenues when billings are issued in advance of our satisfaction of specific performance obligations.

Our Unbilled receivables and Deferred revenues are reported in a net position on a contract-by-contract basis at the end of each reporting period.

Impairment losses recognized on our Billed and Unbilled receivables were $80,000 in the three months ended December 31, 2018.  Impairment losses recognized on our Billed and Unbilled receivables were $105,000 in the six months ended December 31, 2018.

Deferred commissions – Our incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are deferred and amortized based on the timing of revenue recognition over the period of contract performance.  As of December 31, 2018, capitalized commissions of $200,000 were included in ‘Other current assets’ on our Consolidated Balance Sheet.  Commission expense recognized during the three and six months ended December 31, 2018 was $304,000 and $558,000, respectively, is included in ‘Selling, general and administrative expense’ in our Consolidated Statement of Operations.

Current balances of our contract balances are as follows (in thousands):

Balance Sheet Account	December 31, 2018	July 1, 2018	Increase / (Decrease)
Unbilled receivables	$4,635	$1,864	$2,771
Deferred revenue	(7,389)	(6,715)	(674)
Net Unbilled receivables / (Deferred revenue)	$(2,754)	$(4,851)	$2,097

The change in our net Unbilled receivables / (Deferred revenue) from July 1, 2018 to December 31, 2018 was primarily due to the amount of revenue recognized as we satisfied performance obligations during the six months ended December 31, 2018, partially offset by the amount and timing of invoicing during that same timeframe related to our Measurement Solutions and 3D Scanning Solutions.  During the six months ended December 31, 2018, we recognized revenue of $4,164,000 that was included in ‘Deferred revenue’ at July 1, 2018.

Financial Statement Impact of Adopting ASC 606

The following table summarizes the cumulative effect of the changes to our unaudited Consolidated Balance Sheet as of December 31, 2018 from the adoption of ASC 606 (in thousands, except per share amount):

	As reported		Balances
	December 31,	ASC 606	without adoption
	2018	Adjustments	of ASC 606
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,899	$-	$6,899
Short-term investments	1,131	-	1,131
Receivables:
Billed receivables, net	28,753	-	28,753
Unbilled receivables, net	4,635	(4,635)	-
Other receivables	284	-	284
Inventories, net	11,143	2,687	13,830
Other current assets	1,900	(249)	1,651
Total current assets	54,745	(2,197)	52,548

Property and Equipment, Net	6,785	-	6,785
Goodwill	7,859	-	7,859
Intangible Assets, Net	3,428	-	3,428
Long-Term Investments	725	-	725
Long-Term Deferred Income Tax Asset	1,100	-	1,100

Total Assets	$74,642	$(2,197)	$72,445

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit and short-term notes payable	$69	$-	$69
Accounts payable	6,911	-	6,911
Accrued liabilities and expenses	4,177	-	4,177
Accrued compensation	1,940	-	1,940
Current portion of taxes payable	432	-	432
Income taxes payable	1,134		1,134
Reserves for restructuring and other charges	66	-	66
Deferred revenue	7,389	1,679	9,068
Total current liabilities	22,118	1,679	23,797

Long-Term Taxes Payable	250	-	250
Long-Term Deferred Income Tax Liability	1,718	(939)	779
Other Long-Term Liabilities	593	-	593
Total Liabilities	$24,679	$740	$25,419

Shareholders' Equity
Preferred stock	-	-	-
Common stock	96	-	96
Accumulated other comprehensive loss	(2,864)	119	(2,745)
Additional paid-in capital	48,753	-	48,753
Retained earnings (deficit)	3,978	(3,056)	922
Total Shareholders' Equity	$49,963	$(2,937)	$47,026

Total Liabilities and Shareholders' Equity	$74,642	$(2,197)	$72,445

The following tables summarize the effect of adopting ASC 606 on our unaudited Consolidated Statement of Operations for the three and six months ended December 31, 2018 (in thousands):

	As reported
	Three Months Ended	ASC 606	Balances without
	December 31, 2018	Adjustments	adoption of ASC 606
Net Sales	$21,553	$(273)	$21,280
Cost of Sales	13,703	(173)	13,530
Gross Profit	7,850	(100)	7,750

Operating Expenses
Selling, general and administrative	4,942	16	4,958
Engineering, research and development	2,080	-	2,080
Severance, impairment and other charges	(609)	-	(609)
Total operating expenses	6,413	16	6,429

Operating Income	1,437	(116)	1,321

Other Income and (Expenses)
Interest expense, net	(29)	-	(29)
Foreign currency gain, net	151	-	151
Other income (expenses), net	5	-	5
Total other income and (expenses)	127	-	127

Income Before Income Taxes	1,564	(116)	1,448

Income Tax (Expense) Benefit	(17)	172	155

Net Income	$1,547	$56	$1,603

	As reported
	Six Months Ended	ASC 606	Balances without
	December 31, 2018	Adjustments	adoption of ASC 606
Net Sales	$42,995	$(2,577)	$40,418
Cost of Sales	26,853	(1,321)	25,532
Gross Profit	16,142	(1,256)	14,886

Operating Expenses
Selling, general and administrative	9,577	200	9,777
Engineering, research and development	4,278	-	4,278
Severance, impairment and other charges	(609)	-	(609)
Total operating expenses	13,246	200	13,446

Operating Income (Loss)	2,896	(1,456)	1,440

Other Income and (Expenses)
Interest expense, net	(56)	-	(56)
Foreign currency loss, net	(51)	-	(51)
Other income (expenses), net	5	-	5
Total other income and (expenses)	(102)	-	(102)

Income (Loss) Before Income Taxes	2,794	(1,456)	1,338

Income Tax (Expense) Benefit	(355)	449	94

Net Income (Loss)	$2,439	$(1,007)	$1,432

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

As of December 31, 2018 and June 30, 2018, we held restricted cash in short-term bank guarantees.  The restricted cash provides financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.  As of December 31, 2018 and June 30, 2018, we had short-term bank guarantees of $241,000 and $166,000, respectively.

At December 31, 2018, we held a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  We estimated that the fair market value of this investment at December 31, 2018 exceeded $725,000 based on an internal valuation model, which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs:

(i)	the underlying structure of the security;
(ii)	the present value of the future principal, discounted at rates considered to reflect current market conditions; and
(iii)	the time horizon that the market value of the security could return to its cost and be sold.

Under ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) such valuation assumptions are defined as Level 3 inputs.

The following table presents our Short-Term and Long-Term Investments by category at December 31, 2018 and June 30, 2018 (in thousands):

	December 31, 2018
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantees	$241	$241
Mutual Funds	13	13
Time/Fixed Deposits	877	877
Total Short-Term Investments	$1,131	$1,131

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	3,700	725

Total Investments	$4,831	$1,856

	June 30, 2018
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantees	$166	$166
Mutual Funds	23	23
Time/Fixed Deposits	688	688
Total Short-Term Investments	$877	$877

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	$3,700	$725

Total Investments	$4,577	$1,602

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

The following table presents our investments at December 31, 2018 and June 30, 2018 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820 (in thousands).  The fair value of our short-term investments approximates their cost basis.

Description	December 31, 2018	Level 1	Level 2	Level 3
Mutual Funds	$13	$13	$-	$-
Time/Fixed Deposits and Bank Guarantees	1,118	-	1,118	-
Preferred Stock	725	-	-	725
Total	$1,856	$13	$1,118	$725

Description	June 30, 2018	Level 1	Level 2	Level 3
Mutual Funds	$23	$23	$-	$-
Time/Fixed Deposits and Bank Guarantees	854	-	854	-
Preferred Stock	725	-	-	725
Total	$1,602	$23	$854	$725

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

8.Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, and for age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.  When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,874,000 and $2,115,000 at December 31, 2018 and June 30, 2018, respectively, is comprised of the following (in thousands):

	At December 31,	At June 30,
	2018	2018
Component Parts	$5,312	$5,156
Work in Process	2,213	3,525
Finished Goods	3,618	5,148
Total	$11,143	$13,829

9.Property and Equipment

Our property and equipment consisted of the following as of December 31, 2018 and June 30, 2018 (in thousands):

	At December 31,	At June 30,
	2018	2018
Building and Land	$7,865	$7,844
Machinery and Equipment	14,750	14,578
Furniture and Fixtures	1,176	1,060
	23,791	23,482
Less: Accumulated Depreciation	(17,006)	(16,869)
	$6,785	$6,613

Depreciation expense was $287,000 and $307,000 for the three months ended December 31, 2018 and 2017, respectively.  Depreciation expense was $563,000 and $577,000 for the six months ended December 31, 2018 and 2017, respectively.

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

	Six Months Ended
	December 31,
	2018	2017
Beginning Balance at July 1,	$391	$548
Accruals - Current Year	331	486
Settlements/Claims (in cash or in kind)	(460)	(610)
Effects of Foreign Currency	(1)	5
Ending Balance at December 31,	$261	$429

11.Credit Facilities

We had approximately $69,000 and $175,000 outstanding under our line of credit and short-term notes payable at December 31, 2018 and June 30, 2018, respectively.

On December 4, 2017, we entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either Perceptron or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by our U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers and subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million. At December 31, 2018, our available borrowing under this facility was approximately $3.9 million. Security for the Loan Agreement is substantially all of our assets in the U.S.  Interest is calculated at 2.65% above the 30 day LIBOR rate. We are not allowed to pay cash dividends under the Loan Agreement. We had no borrowings outstanding under the Loan Agreement at December 31, 2018 or June 30, 2018.

Prior to December 4, 2017, we were party to an Amended and Restated Credit Agreement with Comerica Bank. On December 4, 2017, in connection with entering into the Loan Agreement, we repaid in full and terminated our Amended and Restated Credit Agreement with Comerica Bank and related documents.  There were no prepayment fees payable in connection with the repayment of the loan.

During the third quarter of fiscal 2016, our Italian subsidiary, Coord3, exercised an option to purchase their current manufacturing facility.  The total remaining principal payments of €60,000 (equivalent to approximately $69,000) payable over the following 4 months at a 7.0% annual interest rate are recorded in ‘Line of credit and short-term notes payable’ on our Consolidated Balance Sheet at December 31, 2018.

Our Brazilian subsidiary (“Brazil”) has a credit line and overdraft facility with their current local bank.  Brazil can borrow a total of B$200,000 (equivalent to approximately $52,000).  The Brazil facility is cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rate for the facility is 12.00%. We had no borrowings under these facilities at December 31, 2018 and June 30, 2018, respectively.

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

In January 2018, a judge in a trade secrets case brought by Perceptron granted the defendants’ motions for recovery of their attorney fees (see Note 17, “Commitments and Contingencies” for further discussion relating to this matter).  A charge in the amount of $675,000 was recorded as a liability in the second quarter of fiscal 2018.  We appealed this court decision.  In January 2019, we settled with the defendants and ended our appeal in return for a net payment due to them in the amount of $66,000.  As a result, in the second quarter of fiscal 2019, we adjusted our accrual.

The charges recorded as Severance, Impairment and Other Charges are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Severance and Related Costs	$-	$(17)	$-	$(13)
Court Award	(609)	675	(609)	675
Impairment	-	-	-	(42)
Inventory Write-Off	-	-	-	(14)
Total	$(609)	$658	$(609)	$606

Severance income for the three months ended December 31, 2017 was primarily associated with an adjustment at our Chinese location.

Severance expense for the six months ended December 31, 2017 was associated with adjustments at our China (income of $15,000) and U.S. (expense of $2,000) locations as we reached final settlements related to several individuals impacted by the reduction in force.  The decrease in the impairment was due to a collection of an accounts receivable balance that was previously written off. The decrease of the inventory write-off was due to finding other uses for some of the inventory originally designated as impaired.

The following table reconciles the activity for the Reserves for Restructuring and Other Charges (in thousands):

	Six Months Ended December 31,
	2018	2017
Beginning Balance at July 1,	$675	$1,113
Accruals - Severance Related	-	(13)
Accruals / Adjustments - Court Award	(609)	675
Payments	-	(531)
Ending Balance at December 31,	$66	$1,244

The remaining accrual balance at December 31, 2018 is the accrual for the settlement related to the trade secrets case.  We expect to make this payment during the third quarter of fiscal 2019.

13.Current and Long-Term Taxes Payable

We acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

14.Other Long-Term Liabilities

Other long-term liabilities at December 31, 2018 and June 30, 2018 include $593,000 and $601,000, respectively for long-term contractual and statutory severance liabilities acquired as part of the purchase of Coord3 that represent amounts that will be payable to employees upon termination of employment.

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

We recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $192,000 and $283,000 in the three and six months ended December 31, 2018 respectively. We recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $142,000 and $197,000 in the three and six months ended December 31, 2017, respectively.  As of December 31, 2018, the total remaining unrecognized compensation cost related to non-vested stock options amounted to approximately $195,000.  We expect to recognize this cost over a weighted average vesting period of 1.4 years.

We granted no stock options in both the three and six month periods ended December 31, 2018, respectively. We granted 100,000 stock options in the three and six month periods ended December 31, 2017,  respectively. The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Weighted average estimated fair value per share of options granted during the period	NA	$3.96	NA	$3.96
Assumptions:
Dividend Yield	NA	-	NA	-
Common Stock Price Volatility	NA	48.70%	NA	48.70%
Risk Free Rate of Return	NA	2.05%	NA	2.05%
Expected Option Term (In Years)	NA	6.4	NA	6.4

We received approximately $3,000 and $194,000 in cash from option exercises under our share-based payment arrangements for the three and six month periods ended December 31, 2018, respectively.  We received no cash from option exercises under our share-based payment arrangements for the three and six month periods ended December 31, 2017, respectively.

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

(3)

Awards to non-management members of our Board of Directors with a subsequent one-third vesting requirement on the first, second and third anniversaries of the issuance provided the service of the non-management member of our Board of Directors has not terminated prior to the vesting date and are freely transferable after vesting, and

(4)

Awards that are granted with a one-third vesting requirement on the first, second and third anniversaries of the issuance provided the individual’s employment has not terminated prior to the vesting date and are freely transferable after vesting, including restricted stock units granted as part of the Fiscal Year 2018 and Fiscal Year 2019 Long-Term Incentive Compensation Plan.

The grant date fair value associated with granted restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of our Common Stock on the grant date authorized by our MDCSOC, multiplied by the number of restricted stock and restricted stock unit awards expected to be issued and vested and is amortized over the combined performance and service periods.  The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three and six month periods ended December 31, 2018 was $89,000 and $144,000, respectively.  The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three and six month periods ended December 31, 2017 was $56,000 and $132,000, respectively.  As of December 31, 2018, the total remaining unrecognized compensation cost related to the restricted stock and restricted stock unit awards is approximately $381,000. We expect to recognize this cost over a weighted average vesting period of 2.2 years.

A summary of the status of restricted stock and restricted stock unit awards outstanding at December 31, 2018 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2018	77,570	$7.77
Granted	51,650	7.21
Vested	(24,857)	7.71
Forfeited or Expired	-	-
Non-vested at December 31, 2018	104,363	$7.50

Performance Stock Units

During the second quarter of fiscal 2019, our MDCSOC granted certain employees Performance Share Units (“PSUs”) as part of the Fiscal Year 2019 Long-Term Incentive Compensation Plan.  The Performance Measures were defined by the Committee as a specific Target level of Revenue and Operating Income Before Incentive Compensation for each of the following: plan year 2019 (October 1, 2018 to September 30, 2018), fiscal year 2020 and fiscal year 2021.  Up to one-third of the PSUs can be earned each year, determined based upon actual performance levels achieved in that year. One half of the award earned each year is based upon the achievement of the two Performance Targets in that year, provided that a minimum level of Operating Income Before Incentive Compensation is achieved for that year.  Before Incentive Compensation the actual award level for each year can range from 50% to 150% (for Revenue Target) or 75% to 200% (for Operating Income Target) of the target awards depending on actual performance levels achieved in each year compared to that year’s target. If operating income is less than 75% of the targeted Operating Income Before Incentive Compensation for the year, then no PSU’s will vest for that year and the PSU’s vesting that year will expire.

During the second quarter of fiscal 2018, our MDCSOC granted certain employees PSUs as part of the Fiscal Year 2018 Long-Term Incentive Compensation Plan.  For fiscal 2018, actual Revenue and Operating Income Before Incentive Compensation exceeded the Fiscal Year 2018 Targets, resulting in 161.5% of the target level of PSU’s vesting.

The non-cash stock-based compensation expense recorded for performance share unit awards for the three and six month periods ended December 31, 2018 was $2,000 and $67,000, respectively.  The non-cash stock-based compensation expense recorded for performance share unit awards for the three and six month periods ended December 31, 2017 was $67,000.  As of December 31, 2018, the total remaining unrecognized compensation cost related to performance share unit awards is approximately $464,000. We expect to recognize this cost over a weighted average vesting period of 1.6 years.

A summary of the status of the PSUs outstanding at December 31, 2018 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2018	39,350	$7.95
FY 2018 Performance results	8,054	7.95
Granted	51,650	7.21
Vested	(21,170)	7.95
Forfeited or Expired	-	-
Non-vested at December 31, 2018	77,884	$7.46

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

Options to purchase 106,467 and 45,217 shares of common stock outstanding in the three months ended December 31, 2018 and 2017, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 86,790 and 73,017 shares of common stock outstanding in the six months ended December 31, 2018 and 2017, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

In May 2017, a judge in a trade secrets case brought by Perceptron, granted the defendants’ motions for summary disposition.  In January 2018, the judge granted defendants’ motions for recovery of their attorney fees in the amount of $675,000, plus interest.  In the second quarter of fiscal 2018, we recorded a charge in the amount of $675,000 relating to this matter.  We appealed this court’s decision to grant summary disposition and the award of the attorney fees.  In January 2019, we settled with the defendants and ended our appeal in return for a net payment due to them in the amount of $66,000.  As a result, in the second quarter of fiscal 2019, we adjusted our accrual (see Note 12 “Severance, Impairment and Other Charges” for further discussion).

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

18.Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted by the U.S.  The Act implements comprehensive tax legislation which, among other changes, reduces the federal statutory corporate tax rate from 35% to 21% and implements a territorial tax system that eliminates the ability to credit certain foreign taxes.  Additionally, in December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addressed how a company recognized provisional amounts when a company did not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period, as defined in SAB 118, ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but could not extend beyond one year.

Due to our June 30 fiscal year end, the lower United States income tax rates were phased in, resulting in a blended rate for our fiscal year 2018 and a 21% rate for years starting with our fiscal year 2019.  Based on the provisions of the Act, we re-measured our U.S. deferred tax assets and related valuation allowance and adjusted our estimated annual federal income tax rate to incorporate the lower corporate tax rate into our tax provision for the quarter the Act was enacted as the change represents a discrete item for purposes of income tax accounting.  The re-measurement of U.S. deferred tax assets and related valuation allowance at the lower enacted corporate tax rate resulted in a net change of zero.

Furthermore, the new Act repealed the Alternative Minimum Tax (“AMT”) on corporations.  Any AMT credit carryforwards can be used to offset regular tax for any tax year and is refundable, subject to limitation in 2018 - 2021. With this change, we expect to be able to use or monetize the AMT credit within stated limitation period, and therefore, the valuation allowance recorded against the credit was removed in the second quarter of fiscal 2018.

The Act also imposed a tax on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated (the “Transition Tax”).  Generally, foreign earnings held in the form of cash and cash equivalents are taxed by the U.S. at a 15.5% rate and the remaining earnings are taxed at an 8% rate. The Transition Tax generally may be paid in installments over an eight-year period.  At the date of enactment, we were not in a position to present either a final or provisional estimate with respect to the Transition Tax.  As of June 30, 2018, we estimated the impact of the Transition Tax by incorporating assumptions made based upon our then-current interpretation and analysis of the Act and determined that our foreign tax credits would completely offset any Transition Tax calculated, and therefore, we did not make any cash payments related to the Transition Tax.  There have been no changes to that assessment as of December 31, 2018 as we completed our evaluation and related calculations during the second quarter of fiscal 2019.

19.Subsequent Events

In May 2017, a judge in a trade secrets case brought by Perceptron, granted the defendants’ motions for summary disposition.  In January 2018, the judge granted the defendants’ motions for recovery of their attorney fees in the amount of $675,000, plus interest.  In the second quarter of fiscal 2018, we recorded a charge in the amount of $675,000 relating to this matter.  We appealed the court’s decision to grant summary disposition and the award of the attorney fees.  In January 2019, we settled with the defendants and ended our appeal in return for a net payment due to them in the amount of $66,000.  As a result, in the second quarter of fiscal 2019, we adjusted our accrual (see Note 12 “Severance, Impairment and Other Charges” for further discussion).

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

Our consistent focus on operational performance improvements the past several years have resulted in revenue of $21.6 million and bookings of $20.5 million in our second quarter fiscal 2019.  These strong results, coupled with strategic investments in the business, have positioned us for additional growth opportunities within the markets we serve.  While we are seeing some short-term softness in the America region, our new products have contributed to us achieving record booking levels in both our Europe and Asia regions.

Results for reporting periods beginning July 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition. See Note 2 of the Notes to the Consolidated Financial Statements, “New Accounting Pronouncements” contained in this Quarterly Report on Form 10-Q for further discussion.  As a result, the results of operations for periods prior to and after July 1, 2018 are not directly comparable to one another. Under the modified retrospective transition method we used to adopt ASC 606, we are required to disclose in the first year of adoption, the hypothetical impact to our financial statements as if we had continued to follow revenue recognition rules under ASC 605 for the period.  See Note 5 of the Notes to the Consolidated Financial Statements, “Revenue from Contracts with Customers” contained in this Quarterly Report on Form 10-Q for a summary of the impact as of and for the three and six months ended December 31, 2018.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Overview – We reported net income of $1.5 million, or $0.16 per diluted share, for the second quarter of fiscal 2019 compared with net income of $0.4 million, or $0.04 per diluted share, for the second quarter of fiscal 2018.

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

Bookings by geographic location were (in millions):

	Three Months Ended December 31,
	2018		2017		Increase/(Decrease)
Geographic Region
Americas	$3.0	14.6%	$6.9	34.5%	$(3.9)	(56.5%)
Europe	12.0	58.6%	8.0	40.0%	4.0	50.0%
Asia	5.5	26.8%	5.1	25.5%	0.4	7.8%
Totals	$20.5	100.0%	$20.0	100.0%	$0.5	2.5%

The increase in bookings in the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018 of $0.5 million, including an unfavorable currency impact of $1.1 million, is primarily due to an increase of $1.0 million in our 3D Scanning Solutions, an increase of $0.5 million in our Value Added Services and an increase of $0.1 million in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease of $1.1 million in our Off-Line Measurement Solutions.  On a geographic basis, the $4.0 million increase in our Europe region is primarily due to an increase of $3.4 million in our In-Line and Near-Line Measurement Solutions, an increase of $1.0 million in our 3D Scanning Solutions and an increase of $0.3 million in our Value Added Services, partially offset by a decrease of $0.7 million in our Off-Line Measurement Solutions.  The $0.4 million increase in our Asian region is primarily due to an increase of $0.7 million in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease of $0.3 million in our Off-Line Measurement Solutions.  The $3.9 million decrease in our Americas region is primarily due to a decrease of $4.0 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.1 million in our Off-Line Measurement Solutions, partially offset by an increase of $0.2 million in our Value Added Services.

Backlog – Backlog represents orders or bookings we have received but have not yet been filled, that is, our unsatisfied performance obligations as of the reporting date.  We believe that the level of backlog during any particular period is not necessarily indicative of our future operating performance.  Although most of the backlog is subject to cancellation by our customers, we expect to fill substantially all of the orders in our backlog.  See Note 5 of the Notes to the Consolidated Financial Statements, “Revenue from Contracts with Customers” contained in this Quarterly Report on Form 10-Q for our current expectation on the timing of the revenue recognition for our current backlog level.

Backlog by geographic location was (in millions):

	As of December 31,
	2018		2017		Increase/(Decrease)
Geographic Region
Americas	$9.0	23.6%	$18.0	37.1%	$(9.0)	(50.0%)
Europe	21.6	56.7%	19.6	40.4%	2.0	10.2%
Asia	7.5	19.7%	10.9	22.5%	(3.4)	(31.2%)
Totals	$38.1	100.0%	$48.5	100.0%	$(10.4)	(21.4%)

The current quarter ending backlog decreased by $10.4 million compared to the ending backlog at December 30, 2017.  As a result of our adoption of ASC 606 as of July 1, 2018, our total backlog decreased by $3.8 million.  See Note 5 of the Notes to the Consolidated

Financial Statements, “Revenue from Contracts with Customers” contained in this Quarterly Report on Form 10-Q for further discussion on how the timing of our net sales have been impacted by the change in revenue recognition rules.  The decrease in our backlog was primarily due to a decrease of $9.4 million in In-Line and Near-Line Measurement Solutions, a decrease of $1.9 million in our Off-Line Measurement Solutions and a decrease of $0.3 million in our Value Added Services, partially offset by an increase of $1.2 million in our 3D Scanning Solutions.  On a geographic basis, the $9.0 million decrease in our Americas region is due to a decrease of $8.7 million in our In-Line and Near-Line Measurement, a decrease of $0.2 million in our Value Added Services and a decrease of $0.1 million in our Off-Line Measurement Solutions.  The $3.4 million decrease in our Asian region is primarily due to a decrease of $2.2 million in our In-Line and Near-Line Measurement Solutions and a decrease of $1.5 million in in our Off-Line Measurement Solutions, partially offset by an increase of $0.3 million in our 3D Scanning Solutions.  The $2.0 million increase in our Europe region is primarily due to an increase of $1.5 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.9 million in our 3D Scanning Solutions, partially offset by a decrease of $0.3 million in our Off-Line Measurement Solutions and a decrease of $0.1 million in our Value Added Services.

A summary of our operating results is shown below (in millions):

	Three Months Ended December 31,
	2018	% of Sales	2017	% of Sales
Americas Sales	$7.0	32.4%	$10.0	49.0%
Europe Sales	8.9	41.2%	6.4	31.4%
Asia Sales	5.7	26.4%	4.0	19.6%
Net Sales	$21.6	100.0%	$20.4	100.0%

Cost of Sales	13.7	63.4%	13.0	63.7%

Gross Profit	7.9	36.6%	7.4	36.3%

Operating Expenses
Selling, General and Administrative	5.0	23.1%	4.5	22.1%
Engineering, Research and Development	2.1	9.7%	1.8	8.8%
Severance, Impairment and Other Charges	(0.6)	(2.7%)	0.6	2.9%

Operating Income	1.4	6.5%	0.5	2.5%

Other Income and (Expenses), net
Interest Expense, net	-	0.0%	(0.1)	(0.5%)
Foreign Currency Gain (Loss), net	0.2	0.9%	-	0.0%
Other Income and (Expense), net	-	0.0%	-	0.0%

Income Before Income Taxes	1.6	7.4%	0.4	2.0%
Income Tax Expense	(0.1)	(0.5%)	-	0.0%

Net Income	$1.5	6.9%	$0.4	2.0%

Sales – Net sales of $21.6 million for the second quarter of our fiscal year 2019 increased $1.2 million, or 5.9%, including an unfavorable currency impact of $0.7 million, when compared to the same period a year ago.  See Note 5 of the Notes to the Consolidated Financial Statements, “Revenue from Contracts with Customers” contained in this Quarterly Report on Form 10-Q for further discussion on how our net sales have been impacted by the change in revenue recognition rules that we adopted as of July 1, 2018.  The increase is primarily due to an increase of $0.6 million in our Off-Line Measurement Solutions, an increase of $0.4 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.4 million in our 3D Scanning Solutions, partially offset by a decrease of $0.2 million in our Value Added Services.  On a geographic basis, the increase of $2.5 million in our Europe region is primarily due to an increase of $2.8 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.3 million in our 3D Scanning Solutions, partially offset by a decrease of $0.6 million in our Off-Line Measurement Solutions.  The increase of $1.7 million in our Asian region is primarily due to an increase of $1.7 million in our Off-Line Measurement Solutions and an increase of $0.3 million in our 3D Scanning Solutions, partially offset by a decrease of $0.2 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.1 million in our Value Added Services.  The decrease of $3.0 million in our Americas region is primarily due to a decrease of $2.2 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.5 million in our Off-Line Measurement Solutions, a decrease of $0.2 million in our 3D Scanning Solutions and a decrease of $0.1 million in our Value Added Services.

Gross Profit –Gross profit percentage was 36.6% in the second quarter of fiscal 2019 compared to 36.3% in the same period a year ago.  The higher gross profit percentage in the second quarter of fiscal 2019 was primarily due to the mix of revenue and lower warranty costs in second quarter of fiscal 2019 as well as the timing of certain expenses in cost of goods sold in fiscal 2018 under prior accounting rules.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $5.0 million in the second quarter of fiscal 2019, an increase of $0.5 million compared to the same period a year ago.  The increase is primarily due to increases in employee-related costs of $0.3 million, higher sales and marketing costs of $0.1 million as well as an increase in our allowance for doubtful accounts of $0.1 million.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $2.1 million in the second quarter of fiscal 2019, an increase of $0.3 million compared to the second quarter of fiscal 2018.  The increase is primarily due to increases in employee-related costs of $0.2 million due to recent investments in additional resources to develop new products as well as an increase of $0.1 million related to specialized supplies utilized in the development of our products.

Severance, Impairment and Other Charges – Severance, impairments and other charges for the second quarter of 2019 was due to an adjustment of an accrual we originally recorded in the second quarter of fiscal 2018.  The original charge was related to an award of attorney fees in a trade secrets case brought by us.  In January 2019, we settled with the defendants and ended our appeal in return for a net payment due to them in the amount of $0.1 million.  See Note 12 of the Notes to the Consolidated Financial Statement, “Severance, Impairment and Other Charges” contained in this Quarterly Report on Form 10-Q.

Foreign Currency Gain (Loss), net – Foreign Currency Gain (Loss), net was a gain of $0.2 million in the second quarter of fiscal 2019 compared to an immaterial loss in second quarter of fiscal 2018.  The net gain in the second quarter of fiscal 2019 was primarily related to the values of the Brazilian Real and the Japanese Yen in relation to the US Dollar.

Income Taxes – Our effective tax rate for the second quarter of fiscal year 2019 was 1.1% compared to (4.2%) in the second quarter of fiscal year 2018.  We have previously established full valuation allowances against our U.S. Federal, Germany, Japan, Singapore and Brazil net deferred tax assets.  The effective tax rates in fiscal 2019 and fiscal 2018 was impacted by not recognizing tax expense on pre-tax income in some of the jurisdictions where we have previously established full valuation allowances against our net deferred tax assets.

Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Overview – We reported net income of $2.4 million, or $0.25 per diluted share, for the first half of fiscal 2019 compared with a net income of $1.9 million, or $0.20 per diluted share, for the first half of fiscal 2018.

Bookings – Bookings represent new orders received from our customers.  We expect the level of new orders to fluctuate from quarter to quarter and do not believe new order bookings during any particular period are indicative of our future operating performance.

Bookings by geographic location were (in millions):

	Six Months Ended December 31,
	2018		2017		Increase/(Decrease)
Geographic Region
Americas	$6.6	17.6%	$16.5	38.2%	$(9.9)	(60.0%)
Europe	21.3	57.0%	17.4	40.3%	3.9	22.4%
Asia	9.5	25.4%	9.3	21.5%	0.2	2.2%
Totals	$37.4	100.0%	$43.2	100.0%	$(5.8)	-13.4%

The decrease in bookings in the first half of fiscal 2019 as compared to the first half of fiscal 2018 of $5.8 million, including an unfavorable currency impact of $1.8 million, is primarily due to a decrease of $5.0 million in our In-Line and Near-Line Measurement Solutions and a decrease of $2.6 million in our Off-Line Measurement Solutions, partially offset by an increase of $1.7 million in our 3D Scanning Solutions and an increase of $0.1 million in our Value Added Services.  On a geographic basis, the $9.9 million decrease in our Americas region is primarily due to a decrease of $9.2 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.6 million in our Off-Line Measurement Solutions and a decrease of $0.1 million in our 3D Scanning Solutions.  The $3.9 million increase in our Europe region is primarily due to an increase of $3.8 million in our In-Line and Near-Line Measurement Solutions and an increase of $1.3 million in our 3D Scanning Solutions, partially offset by a decrease of $1.2 million in our Off-Line Measurement Solutions.  The $0.2 million increase in our Asian region is primarily due to an increase of $0.5 million in our 3D Scanning Solutions, an increase of $0.4 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.1 million in our Value Added Services, partially offset by a decrease of $0.8 million in our Off-Line Measurement Solutions.

A summary of our operating results is shown below (in millions):

	Six Months Ended December 31,
(in million)	2018	% of Sales	2017	% of Sales
Americas Sales	$15.3	35.6%	$18.0	45.3%
Europe Sales	17.7	41.2%	14.2	35.8%
Asia Sales	10.0	23.2%	7.5	18.9%
Net Sales	$43.0	100.0%	$39.7	100.0%

Cost of Sales	26.8	62.3%	24.6	62.0%

Gross Profit	16.2	37.7%	15.1	38.0%

Operating Expenses
Selling, General and Administrative	9.6	22.3%	9.0	22.7%
Engineering, Research and Development	4.3	10.0%	3.5	8.8%
Severance, Impairment and Other Charges	(0.6)	(1.3%)	0.6	1.5%

Operating Income	2.9	6.7%	2.0	5.0%

Other Income and (Expenses), net
Interest Expense, net	-	0.0%	(0.1)	(0.2%)
Foreign Currency Gain (Loss), net	(0.1)	(0.2%)	-	0.0%
Other Income and (Expense), net	-	0.0%	-	0.0%

Income Before Income Taxes	2.8	6.5%	1.9	4.8%
Income Tax Expense	(0.4)	(0.9%)	-	0.0%

Net Income	$2.4	5.6%	$1.9	4.8%

Sales – Net sales of $43.0 million for the first half of our fiscal year 2019 increased $3.3 million, or 8.3%, including an unfavorable currency impact of $1.0 million, when compared to the same period a year ago.  The increase is primarily due to an increase of $2.1 million in our In-Line and Near-Line Measurement Solutions, an increase of $1.5 million in our Off-Line Measurement Solutions and an increase of $0.3 million in our 3D Scanning Solutions, partially offset by a decrease of $0.6 million in our Value Added Services.  On a geographic basis, the increase of $3.5 million in our Europe region is primarily due to an increase of $3.1 million in our In-Line and Near-Line Measurement Solutions, an increase of $0.4 million in our 3D Scanning Solutions and an increase of $0.2 million in our Off-Line Measurement Solutions, partially offset by a decrease of $0.2 million in our Value Added Services.  The increase of $2.5 million in our Asian region is primarily due to an increase of $2.0 million in our Off-Line Measurement Solutions, an increase of $0.4 million in our 3D Scanning Solutions and an increase of $0.2 million in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease of $0.1 million in our Value Added Services.  The decrease of $2.7 million in our Americas region is primarily due to a decrease of $1.2 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.7 million in our Off-Line Measurement Solutions, a decrease of $0.5 million in our 3D Scanning Solutions and a decrease of $0.3 million in our Value Added Services.

Gross Profit –Gross profit percentage was 37.7% in the first half of fiscal 2019 compared to 38.0% in the same period a year ago.  The lower gross profit percentage in the first half of fiscal 2019 was primarily due to the mix of revenue and the timing of certain expenses in cost of goods sold in fiscal 2018 under prior accounting rules, partially offset by lower warranty costs in fiscal 2019.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $9.6 million in the first half of fiscal 2019, an increase of $0.6 million compared to the same period a year ago.  The increase is primarily due to increases in employee-related costs of $0.5 million, an increase of $0.1 million in building-related expenses and an increase of $0.1 million in our allowance for doubtful accounts, partially offset by a decrease in our legal and audit fees of $0.1 million.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $4.3 million in the first half of fiscal 2019, an increase of $0.8 million compared to the same period of fiscal 2018.  The increase is primarily due to increases in employee-related costs of $0.6 million as well as an increase of $0.2 million related to specialized supplies utilized in the development of our products.

Severance, Impairments and Other Charges – Severance, impairments and other charges for the first half of fiscal 2019 was due to an adjustment to an accrual we originally recorded in the second quarter of fiscal 2018.  The $0.6 million charge in the first half of fiscal 2018 was primarily due to the charge we recorded related to the trade secrets case brought by us, partially offset by an adjustment related to severance at our Chinese location, a collection of an accounts receivable balance that was previously written off, as well as a reduction in the inventory write-off due to finding other uses for some of the inventory originally designated as impaired.  In January 2019, we settled with the defendants and ended our appeal in return for a net payment due to them in the amount of $0.1 million.  We have incurred $3.5 million of expense related to the financial improvement plan that commenced in March 2016, and we have substantially completed the plan that was announced.  See Note 12 of the Notes to the Consolidated Financial Statements, “Severance, Impairment and Other Charges” contained in this Quarterly Report on Form 10-Q for further discussion.

Foreign Currency Gain (Loss), net – Foreign Currency Gain (Loss), net was a loss of $0.1 million in the first half of fiscal 2019 compared to an immaterial loss in first half of fiscal 2018.  The loss in the first half of fiscal 2019 was primarily related to the values of the Euro in relation to the US Dollar.

Income Taxes – Our effective tax rate for the first half of fiscal year 2019 was 12.7% compared to (3.3%) in the first half of fiscal year 2018.  We have previously established full valuation allowances against our U.S. Federal, Germany, Japan, Singapore and Brazil net deferred tax assets.  The effective tax rate in fiscal 2019 was impacted by a one-time withholding tax required to be recognized in our China location in the amount of $0.2 million. The effective tax rate for fiscal 2018 is impacted by not recognizing tax expense on pre-tax income in some of the jurisdictions where we have previously established full valuation allowances against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund product development and capital expenditures as well as support working capital requirements. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and borrowings under available credit facilities.

Cash on Hand.  Our cash and cash equivalents were $6.9 million at December 31, 2018, compared to $5.8 million at June 30, 2018.

Cash Flow.  The $1.1 million increase in cash, cash equivalents and restricted cash from June 30, 2018 to December 31, 2018 was primarily related to $2.4 million of cash provided by operations, partially offset by cash used for investing activities of $1.2 million.

During the six-month period ended December 31, 2018, cash provided by operations resulted from our net income of $2.4 million and $1.3 million in adjustments from non-cash items, partially offset by cash outflows related to working capital changes of $1.3 million.  The cash used for working capital items included cash utilized for other assets and liabilities of $1.2 million, net payments of accrued liabilities and expenses of $1.1 million, a decrease in accounts payable of $0.6 million and cash used by accounts receivable of $0.4 million, partially offset by cash provided by net inventory reductions of $1.2 million and cash provided by deferred revenue of $0.8 million. The change in other assets and liabilities relates primarily to the timing of several prepaid assets, including our corporate insurance coverage which renews on July 1st each year, as well as the adjustment we recorded in the second quarter of fiscal 2019 to the accrual related to the trade secrets case (see Note 12 of the Notes to the Consolidated Financial Statements “Severance, Impairment and Other Charges” contained in this Quarterly Report on Form 10-Q for further discussion).  The change in accrued expenses and liabilities is primarily due to payments of our annual short-term incentive compensation made in the first quarter of fiscal 2019 that related to fiscal year 2018 performance.  The change in payables is due to the timing of payments made to our suppliers, as well as a decrease in inventory purchases.  The change in receivables primarily relates to our adoption of ASC 606 as we can now recognize revenue when or as performance obligations are satisfied and when the revenue exceeds the amount billed to the customer, we recognize an “Unbilled receivable”.  The change in inventory is primarily due to a higher balance of inventory at June 30, 2018 related to increased purchases we made in late fiscal 2018 in support of the development of new products. Lastly, the change in deferred revenue, excluding the impact of adopting ASC 606, is due to the timing of invoicing our customers compared to the revenue we recognized for completed performance obligations.

Cash used for investing activities in the first half of fiscal 2019 is due to capital expenditures, including development of intangibles, of $1.0 million and net purchases of short-term investments of $0.2 million.

Working Capital Reserves.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders as well as the age and usage of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the six-month period ended December 31, 2018, we decreased our reserve for obsolescence by $0.2 million.

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay their outstanding balance due to us, and the condition of the general economy and the industry as a whole.  We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  During the six-month period ended December 31, 2018, we increased our allowance for doubtful accounts by an immaterial amount.

Investments.  At December 31, 2018, we had short-term investments totaling $1.1 million and a long-term investment recorded at $0.7 million compared to short-term investments totaling $0.9 million and a long-term investment recorded at $0.7 million at June 30, 2018.  See Note 6 of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments” contained in this Quarterly Report on Form 10-Q for further information on our investments and their current valuation.  The market for our long-term investment is currently illiquid.

Credit Facilities.  We had approximately $0.1 and $0.2 million outstanding under our line of credit and short-term notes payable at December 31, 2018 and June 30, 2018, respectively.

On December 4, 2017, we entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either Perceptron or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by our U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers and, subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million. At December 31, 2018, our available borrowing under this facility was approximately $3.9 million. Security for the Loan Agreement is substantially all of our assets in the U.S.  Interest is calculated at 2.65% above the 30 day LIBOR rate. We are not allowed to pay cash dividends under the Loan Agreement. We had no borrowings outstanding under our Loan Agreement at December 31, 2018.

Prior to December 4, 2017, we were party to an Amended and Restated Credit Agreement with Comerica Bank.  On December 4, 2017, in connection with entering into the Loan Agreement, we repaid in full and terminated our Amended and Restated Credit Agreement with Comerica Bank and related documents. There were no prepayment fees payable in connection with the repayment of the loan.

During the third quarter of fiscal 2016, our Italian subsidiary, Coord3, exercised an option to purchase their current manufacturing facility.  The total remaining principal payments of €0.1 million (equivalent to approximately $0.1 million) payable over the following 4 months at a 7.0% annual interest rate are recorded in “Short-term notes payable” on our Consolidated Balance Sheet at December 31, 2018.

Our Brazilian subsidiary (“Brazil”) has a credit line and overdraft facility with their current local bank.  Brazil can borrow a total of B$0.2 million (equivalent to approximately $0.1 million).  The Brazil facility is cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rates for these facilities range from 12.00%.  We had no borrowings under these facilities at December 31, 2018 and June 30, 2018, respectively.

Commitments and Contingencies.  In May 2017, a judge in a trade secrets case brought by Perceptron granted the defendants’ motions for summary disposition and in January 2018 granted their motion for recovery of their attorney fees in the amount of $0.7 million, plus interest.  In the second quarter of fiscal 2018, we recorded a charge in the amount of $0.7 million relating to this matter.  We appealed this court’s decision to grant summary disposition and the award of attorney fees.  In January 2019, we settled with the defendants and ended our appeal in return for a net payment due to them in the amount of $0.1 million.  As a result, in the second quarter of fiscal 2019, we adjusted our accrual (see Note 12, of the Notes to the Consolidated Financial Statements, “Severance, Impairment and Other Charges” contained in this Quarterly Report on Form 10-Q).

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

Capital Spending.  We spent $0.8 million on capital equipment and $0.2 million on intangible projects in the first half of fiscal 2019 compared to $0.5 million in the first half of fiscal 2018 as we continue to closely analyze all potential capital projects and review the project’s expected return on investment.

Capital Resources and Outlook.  Information in this “Outlook” section should be read in conjunction with the “Safe Harbor Statement,” cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

At December 31, 2018, we had $8.0 million in cash, cash equivalents and short-term investments of which $6.5 million, or approximately 81%, was held in foreign bank accounts. We have not been repatriating our foreign earnings. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted by the U.S. The Act implements comprehensive tax legislation which, among other changes, imposes a tax on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated (the “Transition Tax”). Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate and the remaining earnings are taxed at an 8% rate. In calculating the Transition Tax, we must calculate the cumulative earnings and profits and related tax pools of each of our non-U.S. subsidiaries back to 1987. We would have the option to either pay any such Transition Tax over an eight-year period or to use our net operating loss carry forwards included in our existing deferred tax assets to offset the taxable income resulting from the Transition Tax.  In addition, as a result of the Act and the payment of any Transition Tax due, we may be in a position to repatriate our past and future foreign earnings to the U.S. in a more cost-effective manner than under prior law, which could positively impact our liquidity in the U.S. Any such repatriation may be subject to taxation under foreign laws or the laws of the State of Michigan.

We have estimated the impact of the Transition Tax and determined that our foreign tax credits completely offset any Transition Tax, and therefore, we did not make any cash payments related to the Transition Tax.  See Note 18, of the Notes to the Consolidated Financial Statements, “Income Taxes,” and Item 1A, “Risk Factors titled “A change in our effective tax rate can have a significant adverse impact on our business”, contained in our Annual Report on Form 10-K for fiscal year 2018 for further discussion.

Our current outlook for the remainder of fiscal 2019 is based on our internal projections about the market and related economic conditions, estimated foreign currency exchange rate effects, as well as our understanding of our key customers’ plans for their retooling projects. If our key customers’ plans differ from our understanding, this could have an adverse impact on our outlook.

We believe our sales for the third quarter of fiscal 2019 will be in the range of $17.0 million to $20.0 million.  For our full fiscal year 2019, we expect revenue to be relatively flat compared to our fiscal 2018 revenue.

After giving recognition to the factors discussed above, we expect that the full fiscal year of 2019 operating income could be flat or improve slightly compared to fiscal 2018, if we are successful at identifying and implementing efficiencies and cost reductions as well as continue to progress with our long-term growth strategy and diversification program. Based on our business plan, we believe our level of cash, cash equivalents, short-term investments, credit facilities and expected cash flows in each jurisdiction is sufficient to fund our fiscal 2019 cash flow requirements.  We continue to expect capital spending including development of intangible assets to be less than $2.0 million during fiscal 2019, although there is no binding commitment to do so.  Furthermore, the level of our capital spending is dependent on our continued financial strength.

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

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal year 2018, which are unchanged as of December 31, 2018 except for our policies on Revenue Recognition.

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

We have contracts with multiple performance obligations in our Measurement Solutions product line such as: equipment, installation, labor support and/or training.  Each performance obligation is distinct and we do not provide general rights of return for transferred goods and services.  Accordingly, each performance obligation is considered a separate unit of accounting.  Our Measurement Solutions are designed and configured to meet each customer’s specific requirements.  Timing for the delivery of each performance obligation in the arrangement is primarily determined by the customer’s requirements.  Delivery of all of performance obligations in an order will typically occur over a three to 15-month period after the order is received.  For the equipment performance obligation, we typically recognize revenue when we ship or when the equipment is received by our customer, depending on the specific terms of the contract with our customer.  For the installation, labor support and training performance obligations, we generally recognize revenue over time as we perform because of the continuous transfer of control to the customer.  Because of control transferring over time, revenue is recognized based on the extent of progress toward completion of the performance obligation.  We do not have price protection agreements or requirements to buy back inventory.  Our history demonstrates that sales returns have been insignificant.

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

Foreign Currency Risk.  We have foreign currency exchange risk in our international operations arising from the time between sales commitment and delivery for contracts entered into in currencies other than the U.S. Dollar. For sales backlog entered into in currencies other than the U.S. Dollar, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150-day range.  At December 31, 2018, our backlog in currencies other than the U.S. Dollar was approximately 78% or $29.9 million, compared to 64% or $31.2 million at December 31, 2017.  We are most vulnerable to changes in U.S. Dollar/Euro, U.S. Dollar/Chinese Yuan, U.S. Dollar/Brazilian Real and U.S. Dollar/Japanese Yen exchange rates.

The potential change in our net income that would result from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. Dollars for both the three and six months ended December 31, 2018, would have been an immaterial amount.  This sensitivity analysis assumes there are no changes other than the exchange rates.  This analysis has inherent limitations, including that it disregards the possibility that (i) the exchange rates of multiple foreign currencies may not always move in the same direction or the percentage relative to the value of the U.S. Dollar and (ii) changes in exchange rates may impact the volume of sales.

Interest Rate Risk.  We invest our cash and cash equivalents in high quality, short-term investments, primarily with terms of three months or less.  Based on our outstanding credit facilities and invested cash balances at December 31, 2018, a 1% increase in interest rates would have an immaterial impact on our interest expense and a 1% decrease in interest rates would have an immaterial effect on our interest income.  As a result, we do not currently hedge these interest rate exposures.

Uncertainties in Credit Markets.  At December 31, 2018, we hold a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Our long-term investment is subject to risk due to a decline in value of the investment.  The investment is currently recorded at $0.7 million, after consideration of impairment charges recorded in fiscal years 2008 and 2009.

Based on our current business plan, cash and cash equivalents and our short-term investments of $8.0 million at December 31, 2018 as well as the existing availability on our credit facilities, we do not currently anticipate that the lack of liquidity in this long-term investment will affect our ability to operate or fund our currently anticipated fiscal 2019 cash flow requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Information.”

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.	OTHER INFORMATION
ITEM 1A.	RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for fiscal year 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our purchases of our Common Stock during the second quarter of fiscal 2019 were as follows:

Period	Total Number of Share/Units Purchased	Average Price Paid Per Share/Unit	Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)

October 1 to October 31	4,137	$9.67	-	-
November 1 to November 30	-	$-	-	-
December 1 to December 31	-	$-	-	-

(1) During the second quarter of fiscal 2019, we withheld these shares from restricted stock and performance stock unit grants under our 2004 Stock Incentive Plan (the “Plan”) to satisfy the individual’s tax withholding obligations upon the vesting of the related restricted stock and performance stock unit grants, as provided for in the Plan.

ITEM 6.	EXHIBITS

10.56

Written Descriptions of the Fiscal 2019 Executive Short Term Incentive Plan and Fiscal 2019 Executive Long Term Incentive Plan dated as of December 20, 2018, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 21, 2018, File No. 000-20206.

10.57*	Form of the Restricted Stock Unit Award Agreement (December 2018) for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan.

10.58*	Form of Performance Share Unit Award Agreement (December 2018) for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan.

31.1*	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc.
(Registrant)

Date: February 11, 2019	By:	/s/ David L. Watza
David L. Watza
President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Date: February 11, 2019	By:	/s/ Michelle O. Wright
Michelle O. Wright
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)