Form 10-Q
period 2019-03-31
PERCEPTRON INC/MI
filed 2019-05-09
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PRCP	NASDAQ Global Market

As of May 6, 2019, there were 9,644,469 shares of common stock ($0.01 par value per share) are outstanding.

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2019

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
(In Thousands, Except Per Share Amount)	2019	2018
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,429	$5,830
Short-term investments	741	877
Receivables:
Billed receivables, net of allowance for doubtful accounts of $528 and $404, respectively	24,979	31,797
Unbilled receivables	6,634	-
Other receivables	424	346
Inventories, net of reserves of $1,931 and $2,115, respectively	11,905	13,829
Other current assets	2,280	1,327
Total current assets	52,392	54,006

Property and Equipment, Net	6,529	6,613
Goodwill	7,699	7,985
Intangible Assets, Net	3,165	3,820
Long-Term Investments	725	725
Long-Term Deferred Income Tax Asset	658	1,055

Total Assets	$71,168	$74,204

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit and short-term notes payable	$17	$175
Accounts payable	6,642	7,592
Accrued liabilities and expenses	4,237	4,256
Accrued compensation	1,636	3,155
Current portion of taxes payable	369	526
Income taxes payable	630	768
Reserves for restructuring and other charges	-	675
Deferred revenue	6,155	8,691
Total current liabilities	19,686	25,838

Long-Term Taxes Payable	194	450
Long-Term Deferred Income Tax Liability	1,748	1,717
Other Long-Term Liabilities	573	601
Total Liabilities	$22,201	$28,606

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, authorized 19,000 shares, issued and outstanding 9,644 and 9,554, respectively	96	96
Accumulated other comprehensive loss	(2,957)	(2,098)
Additional paid-in capital	48,915	48,110
Retained earnings (deficit)	2,913	(510)
Total Shareholders' Equity	$48,967	$45,598

Total Liabilities and Shareholders' Equity	$71,168	$74,204

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands, Except Per Share Amounts)	2019	2018	2019	2018
Net Sales	$15,632	$21,397	$58,627	$61,099
Cost of Sales	10,485	13,475	37,338	38,120
Gross Profit	5,147	7,922	21,289	22,979

Operating Expenses
Selling, general and administrative	4,415	4,700	13,992	13,621
Engineering, research and development	1,812	2,132	6,090	5,662
Severance, impairment and other charges	-	(3)	(609)	603
Total operating expenses	6,227	6,829	19,473	19,886

Operating (Loss) Income	(1,080)	1,093	1,816	3,093

Other Income and (Expenses)
Interest expense, net	(16)	(53)	(72)	(137)
Foreign currency (loss) gain, net	(127)	63	(178)	(16)
Other income, net	28	24	33	49
Total other (expense) and income	(115)	34	(217)	(104)

(Loss) Income Before Income Taxes	(1,195)	1,127	1,599	2,989

Income Tax Benefit (Expense)	130	(107)	(225)	(45)

Net (Loss) Income	$(1,065)	$1,020	$1,374	$2,944

(Loss) Income Per Common Share
Basic	$(0.11)	$0.11	$0.14	$0.31
Diluted	$(0.11)	$0.11	$0.14	$0.31

Weighted Average Common Shares Outstanding
Basic	9,627	9,539	9,601	9,468
Dilutive effect of stock options	-	152	110	74
Diluted	9,627	9,691	9,711	9,542

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands)	2019	2018	2019	2018
Net (Loss) Income	$(1,065)	$1,020	$1,374	$2,944
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(93)	884	(859)	2,290

Comprehensive (Loss) Income	$(1,158)	$1,904	$515	$5,234

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine Months Ended
	March 31,
(In Thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$1,374	$2,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,692	1,701
Stock compensation expense	533	791
Asset impairment and related inventory write-down	-	(59)
Deferred income taxes	186	(593)
Loss on disposal of assets	15	14
Allowance for doubtful accounts	124	121
Changes in assets and liabilities:
Receivables	1,216	3,594
Inventories	339	(3,237)
Accounts payable	(783)	(1,010)
Accrued liabilities and expenses	(1,406)	(105)
Deferred revenue	(462)	(431)
Other assets and liabilities	(2,200)	(1,136)
Net cash provided by operating activities	628	2,594

Cash Flows from Investing Activities
Purchases of short-term investments	(2,199)	(4,569)
Sales of short-term investments	2,431	3,686
Capital expenditures	(809)	(481)
Capital expenditures - intangibles	(311)	(322)
Net cash used for investing activities	(888)	(1,686)

Cash Flows from Financing Activities
Payments on lines of credit and short-term borrowings, net	(155)	(137)
Proceeds from stock plans	329	471
Cash payment for shares surrendered upon vesting of restricted stock units to cover taxes	(55)	(19)
Net cash provided by financing activities	119	315

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(150)	271

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(291)	1,494
Cash, Cash Equivalents and Restricted Cash, July 1	5,996	3,943
Cash, Cash Equivalents and Restricted Cash, March 31	$5,705	$5,437

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$73	$211
Cash paid during the period for income taxes	$553	$605

	March 31, 2019	June 30, 2018
Cash and Cash Equivalents	$5,429	$5,830
Restricted Cash included in Short-term Investments	276	166
Total Cash, Cash Equivalents and Restricted Cash	$5,705	$5,996

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands)	2019	2018	2019	2018
Common Stock
Beginning balance	$96	$95	$96	$94
Issued	-	1	-	2
Ending balance	96	96	96	96

Accumulated Other Comprehensive (Loss) Income
Beginning balance	(2,864)	(1,315)	(2,098)	(2,721)
Other comprehensive (loss) income	(93)	884	(859)	2,290
Ending balance	(2,957)	(431)	(2,957)	(431)

Additional Paid-In Capital
Beginning balance	48,753	47,336	48,110	46,688
Stock-based compensation	39	137	533	533
Stock plans	123	455	272	707
Ending balance	48,915	47,928	48,915	47,928

Retained Earnings (Deficit)
Beginning balance	3,978	(2,302)	(510)	(4,226)
Adoption of ASC 606 - modified retrospective transition method	-	-	2,049	-
Net (loss) income	(1,065)	1,020	1,374	2,944
Ending balance	2,913	(1,282)	2,913	(1,282)

Total Shareholders' Equity	$48,967	$46,311	$48,967	$46,311

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

Reclassification

Certain prior period amounts have been reclassified in the Consolidated Statements of Cash Flow due to the adoption of Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18).

2.New Accounting Pronouncements

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 Leases (ASU 2016-2), which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02, as amended, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  In January 2018, the FASB issued Accounting Standards Update No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to elect an optional transition practical expedient to not evaluate land easements under Topic 842.  A modified retrospective transition approach was originally required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements, which created an optional transition method to adopt ASU 2016-02. The optional method is a modified retrospective approach whereby an entity can initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to their opening balance of retained earnings.  In March 2019, the FASB issued ASU 2019-01 Leases (Topic 842): Codification Improvements, which clarified three specific issues related to Topic 842. We have commenced a detailed analysis of ASU 2016-02 (as amended) and have noted that not all of the items that we have been including in prior Annual Reports on Form 10-K as a “lease” meet the definition of a lease under Topic 842.  Furthermore, we have determined that we will use the modified retrospective approach as our transition method.  We believe that our Consolidated Balance Sheet will be impacted as we record a ROU and lease liability for all leases that meet the new definition.  In addition, our disclosures will be enhanced as we provide the required level of detail related to our leasing activities.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under previous U.S. GAAP.  In March 2016, the FASB issued the final guidance to clarify the principal versus agent guidance (i.e., whether an entity should report revenue gross or net).  In April 2016, the FASB issued final guidance to clarify identifying performance obligation and the licensing implementation guidance.  In May 2016, FASB updated implementation of certain narrow topics within ASU 2014-09.  Finally, in December 2016, the FASB issued several technical corrections and improvements, which clarified the previously issued standards and corrected unintended application of previous guidance.  These standards (collectively “ASC 606”) were effective for annual periods beginning after December 15, 2017 (as amended in August 2015, by ASU 2015-14, Deferral of the Effective Date), and interim periods therein, using either of the following transition methods:  (i) a full retrospective approach reflecting the applications of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

We adopted the new standard effective July 1, 2018 using the modified retrospective transition method only for the contracts that were open as of June 30, 2018 with the cumulative effect recorded to the opening balance of retained earnings as of the date of adoption. Results for reporting periods beginning July 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition.  Under ASC 606, certain of our services are recognized over time instead of at a point in time upon completion of those services as recognized under superseded guidance.  Additionally, for our contracts with multiple performance obligations in which the payment terms do not correspond with performance, we are no longer required to limit the revenue recognized for satisfied performance obligations to the amount for which payment is not delayed until the satisfaction of additional performance obligations.  Instead, we record revenue for each of the performance obligations as control transfers to the customer, which generally accelerates the revenue recognized for such contracts compared to revenue recognized under superseded guidance.  We also capitalize amounts related to certain commissions paid which qualify as costs to obtain a contract.  The revenues associated with our Measurement Solutions and Value Added Services that were impacted beginning at July 1, 2018, which were included in the modified transition method adjustment, aggregated to $3.8 million. The net impact on retained earnings associated with these revenues was an increase of $2,049,000.  We have also implemented new business processes and internal controls in order to recognize revenue in accordance with the new standard.  See Note 5 “Revenue from Contracts with Customers” for the further details regarding the impact of the adoption of this Standard.

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

Under the modified retrospective method of adoption, we are required to disclose in the first year of adoption the hypothetical impact to our financial statements as if we had continued to follow our accounting policies under ASC 605 for the period.  See Note 5 “Revenue from Contracts with Customers” for a summary of the impact as of and for the three and nine months ended March 31, 2019.

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

In November 2016, the FASB issued ASU 2016-18, which requires a company to present their Statement of Cash Flow including amounts generally described as restricted cash or restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  We adopted ASU 2016-18 on July 1, 2018.  We hold restricted cash in short-term bank guarantees to provide financial assurance that we will fulfill certain customer obligations in China.  These balances are part of “Short-term investments” on our Consolidated Balance Sheet.  The activity in this account is no longer considered an investing activity on our Consolidated Statement of Cash Flow.

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

Goodwill is recorded on the local books of Coord3 and NMS. Foreign currency effects will impact the balance of goodwill in future periods. Our goodwill balance was $7,699,000 and $7,985,000 as of March 31, 2019 and June 30, 2018, respectively, with the decrease due to the differences in foreign currency rates at March 31, 2019 compared to June 30, 2018.

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

If an event or circumstance indicates that the carrying value of an intangible asset may not be recoverable, we assess the recoverability of the asset by comparing the carrying value of the asset to the sum of the undiscounted future cash flows that the asset is expected to generate over its remaining economic life. If the carrying value exceeds the sum of the undiscounted future cash flows, we compare the fair value of the intangible asset to the carrying value and record an impairment loss for the difference.  We generally estimate the fair value of our intangible assets using the income approach based on a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, discount factors, income tax rates, the identification of groups of assets with highly independent cash flows, and assets’ economic lives. Volatility in the global economy makes these assumptions and estimates more judgmental. Actual future operating results and the remaining economic lives of our intangible assets could differ from those used in assessing the recoverability of these assets and could result in an impairment of intangible assets in future periods.  Through March 31, 2019, there are no indications of potential impairment of these intangible assets.

Our intangible assets are as follows (in thousands):

	March 31,		March 31,	June 30,		June 30,
	2019		2019	2018		2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/Distributor Relationships	$3,206	$(2,618)	$588	$3,329	$(2,219)	$1,110
Trade Name	2,490	(1,017)	1,473	2,586	(862)	1,724
Software	1,798	(694)	1,104	1,490	(504)	986
Other	-	-	-	124	(124)	-
Total	$7,494	$(4,329)	$3,165	$7,529	$(3,709)	$3,820

Amortization expense was $306,000 and $312,000 for the three months ended March 31, 2019 and 2018, respectively.  Amortization expense was $877,000 and $874,000 for the nine months ended March 31, 2019 and 2018, respectively.

The estimated amortization of the remaining intangible assets by year is as follows (in thousands):

Years Ending June 30,	Amount
2019 (excluding the nine months ended March 31, 2019)	334
2020	901
2021	474
2022	474
2023	430
after 2023	552
$3,165

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

Disaggregated Revenue

We manage our business under three operating segments: Americas, Europe and Asia.  All of our operating segments rely on our core technologies and sell the same products, primarily in the global automotive industry.  The segments also possess similar economic characteristics, resulting in similar long-term expected financial performance.  In addition, we sell to substantially the same customers in all of our operating segments.  Accordingly, our operating segments are aggregated into one reportable segment.

The following tables summarizes our revenue disaggregated by geography, based on our shipping location (in thousands):

	Three Months Ended	Nine Months Ended
Geographic Region:	March 31, 2019	March 31, 2019
Americas Sales	$4,376	$19,747
Europe Sales	8,013	25,666
Asia Sales	3,243	13,214
Total Net Sales	$15,632	$58,627

We have three major product lines: Measurement Solutions, 3D Scanning Solutions and Value Added Services.  Sales by our product lines are as follows (in thousands):

	Three Months Ended	Nine Months Ended
Product Lines	March 31, 2019	March 31, 2019
Measurement Solutions	$13,849	$53,257
3D Scanning Solutions	773	2,485
Value Added Service	1,010	2,885
Total Net Sales	$15,632	$58,627

Our revenues can be disaggregated between two categories (1) Goods transferred at a point in time, which typically includes the equipment performance obligation of our Measurement Solutions and contracts that include a single performance obligation and (2) Services transferred over time, which include installation, labor support and training performance obligations.

The following table summarizes these two categories for the three and nine months ended March 31, 2019 (in thousands):

	Three Months Ended	Nine Months Ended
Timing of Revenue Recognition	March 31, 2019	March 31, 2019
Goods transferred at a point of time	$11,613	$43,394
Services transferred over time	4,019	15,233
Total Net Sales	$15,632	$58,627

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

The estimated recognition of our Backlog by year is as follows (in thousands):

Years Ending June 30,	Amount
2019 (excluding the nine months ended March 31, 2019)	$16,309
2020	16,894
2021	2,506
2022	15
2023	-
after 2023	-
Total Backlog	$35,724

Contract Balances

The timing of revenue recognition, billings and cash collections results in “Billed receivables”, “Unbilled receivables” and “Deferred revenue” on our Consolidated Balance Sheets.  Our collections are typically 45 to 90 days after invoicing, depending on region and individual contracts with our customers, which does not always align with the timing of revenue recognition.  In addition, we defer certain costs incurred to obtain a contract, primarily related to sales commissions.

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

Impairment losses recognized on our Billed and Unbilled receivables were $65,000 in the three months ended March 31, 2019.  Impairment losses recognized on our Billed and Unbilled receivables were $170,000 in the nine months ended March 31, 2019.

Deferred commissions – Our incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are deferred and amortized based on the timing of revenue recognition over the period of contract performance.  As of March 31, 2019, capitalized commissions of $203,000 were included in “Other current assets” on our Consolidated Balance Sheet.  Commission expense recognized during the three and nine months ended March 31, 2019 was $136,000 and $694,000, respectively, is included in “Selling, general and administrative expense” in our Consolidated Statement of Operations.

Current balances of our contract balances are as follows (in thousands):

Balance Sheet Account	March 31, 2019	July 1, 2018	Increase / (Decrease)
Unbilled receivables	$6,634	$1,864	$4,770
Deferred revenue	(6,155)	(6,715)	560
Net Unbilled receivables / (Deferred revenue)	$479	$(4,851)	$5,330

The change in our net Unbilled receivables / (Deferred revenue) from July 1, 2018 to March 31, 2019 was primarily due to the amount of revenue recognized as we satisfied performance obligations during the nine months ended March 31, 2019, partially offset by the amount and timing of invoicing during that same timeframe related to our Measurement Solutions and 3D Scanning Solutions.  During the nine months ended March 31, 2019, we recognized revenue of $4,990,000 that was included in “Deferred revenue” at July 1, 2018.

Financial Statement Impact of Adopting ASC 606

The following table summarizes the cumulative effect of the changes to our unaudited Consolidated Balance Sheet as of March 31, 2019 from the adoption of ASC 606 (in thousands, except per share amount):

	As reported		Balances
	March 31,	ASC 606	without adoption
	2019	Adjustments	of ASC 606
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,429	$-	$5,429
Short-term investments	741	-	741
Receivables:
Billed receivables, net	24,979	-	24,979
Unbilled receivables, net	6,634	(6,634)	-
Other receivables	424	-	424
Inventories, net	11,905	4,134	16,039
Other current assets	2,280	(251)	2,029
Total current assets	52,392	(2,751)	49,641

Property and Equipment, Net	6,529	-	6,529
Goodwill	7,699	-	7,699
Intangible Assets, Net	3,165	-	3,165
Long-Term Investments	725	-	725
Long-Term Deferred Income Tax Asset	658	-	658

Total Assets	$71,168	$(2,751)	$68,417

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit and short-term notes payable	$17	$-	$17
Accounts payable	6,642	-	6,642
Accrued liabilities and expenses	4,237	-	4,237
Accrued compensation	1,636	-	1,636
Current portion of taxes payable	369	-	369
Income taxes payable	630		630
Reserves for restructuring and other charges	-	-	-
Deferred revenue	6,155	2,936	9,091
Total current liabilities	19,686	2,936	22,622

Long-Term Taxes Payable	194	-	194
Long-Term Deferred Income Tax Liability	1,748	(1,320)	428
Other Long-Term Liabilities	573	-	573
Total Liabilities	$22,201	$1,616	$23,817

Shareholders' Equity
Preferred stock	-	-	-
Common stock	96	-	96
Accumulated other comprehensive loss	(2,957)	119	(2,838)
Additional paid-in capital	48,915	-	48,915
Retained earnings (deficit)	2,913	(4,486)	(1,573)
Total Shareholders' Equity	$48,967	$(4,367)	$44,600

Total Liabilities and Shareholders' Equity	$71,168	$(2,751)	$68,417

The following tables summarize the effect of adopting ASC 606 on our unaudited Consolidated Statement of Operations for the three and nine months ended March 31, 2019 (in thousands):

	As reported
	Three Months Ended	ASC 606	Balances without
	March 31, 2019	Adjustments	adoption of ASC 606
Net Sales	$15,632	$(3,254)	$12,378
Cost of Sales	10,485	(1,463)	9,022
Gross Profit	5,147	(1,791)	3,356

Operating Expenses
Selling, general and administrative	4,415	2	4,417
Engineering, research and development	1,812	-	1,812
Severance, impairment and other charges	-	-	-
Total operating expenses	6,227	2	6,229

Operating Loss	(1,080)	(1,793)	(2,873)

Other Income and (Expenses)
Interest expense, net	(16)	-	(16)
Foreign currency gain, net	(127)	-	(127)
Other income (expenses), net	28	-	28
Total other income and (expenses)	(115)	-	(115)

Loss Before Income Taxes	(1,195)	(1,793)	(2,988)

Income Tax Benefit	130	381	511

Net Loss	$(1,065)	$(1,412)	$(2,477)

	As reported
	Nine Months Ended	ASC 606	Balances without
	March 31, 2019	Adjustments	adoption of ASC 606
Net Sales	$58,627	$(5,831)	$52,796
Cost of Sales	37,338	(2,784)	34,554
Gross Profit	21,289	(3,047)	18,242

Operating Expenses
Selling, general and administrative	13,992	202	14,194
Engineering, research and development	6,090	-	6,090
Severance, impairment and other charges	(609)	-	(609)
Total operating expenses	19,473	202	19,675

Operating Income (Loss)	1,816	(3,249)	(1,433)

Other Income and (Expenses)
Interest expense, net	(72)	-	(72)
Foreign currency loss, net	(178)	-	(178)
Other income (expenses), net	33	-	33
Total other income and (expenses)	(217)	-	(217)

Income (Loss) Before Income Taxes	1,599	(3,249)	(1,650)

Income Tax (Expense) Benefit	(225)	830	605

Net Income (Loss)	$1,374	$(2,419)	$(1,045)

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

As of March 31, 2019 and June 30, 2018, we held restricted cash in short-term bank guarantees.  The restricted cash provides financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.  As of March 31, 2019 and June 30, 2018, we had short-term bank guarantees of $276,000 and $166,000, respectively.

At March 31, 2019, we held a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  We estimated that the fair market value of this investment at March 31, 2019 exceeded $725,000 based on an internal valuation model, which included the use of a discounted cash flow model. The fair market analysis considered the following key inputs:

(i)	the underlying structure of the security;
(ii)	the present value of the future principal, discounted at rates considered to reflect current market conditions; and
(iii)	the time horizon that the market value of the security could return to its cost and be sold.

Under ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) such valuation assumptions are defined as Level 3 inputs.

The following table presents our Short-Term and Long-Term Investments by category at March 31, 2019 and June 30, 2018 (in thousands):

	March 31, 2019
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantees	$276	$276
Mutual Funds	13	13
Time/Fixed Deposits	452	452
Total Short-Term Investments	$741	$741

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	3,700	725

Total Investments	$4,441	$1,466

	June 30, 2018
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantees	$166	$166
Mutual Funds	23	23
Time/Fixed Deposits	688	688
Total Short-Term Investments	$877	$877

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	$3,700	$725

Total Investments	$4,577	$1,602

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

The following table presents our investments at March 31, 2019 and June 30, 2018 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820 (in thousands).  The fair value of our short-term investments approximates their cost basis.

Description	March 31, 2019	Level 1	Level 2	Level 3
Mutual Funds	$13	$13	$-	$-
Time/Fixed Deposits and Bank Guarantees	728	-	728	-
Preferred Stock	725	-	-	725
Total	$1,466	$13	$728	$725

Description	June 30, 2018	Level 1	Level 2	Level 3
Mutual Funds	$23	$23	$-	$-
Time/Fixed Deposits and Bank Guarantees	854	-	854	-
Preferred Stock	725	-	-	725
Total	$1,602	$23	$854	$725

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

8.Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, and for age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.  When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,931,000 and $2,115,000 at March 31, 2019 and June 30, 2018, respectively, is comprised of the following (in thousands):

	At March 31,	At June 30,
	2019	2018
Component Parts	$5,345	$5,156
Work in Process	1,686	3,525
Finished Goods	4,874	5,148
Total	$11,905	$13,829

9.Property and Equipment

Our property and equipment consisted of the following as of March 31, 2019 and June 30, 2018 (in thousands):

	At March 31,	At June 30,
	2019	2018
Building and Land	$7,658	$7,844
Machinery and Equipment	14,633	14,578
Furniture and Fixtures	1,176	1,060
	23,467	23,482
Less: Accumulated Depreciation	(16,938)	(16,869)
	$6,529	$6,613

Depreciation expense was $252,000 and $250,000 for the three months ended March 31, 2019 and 2018, respectively.  Depreciation expense was $815,000 and $827,000 for the nine months ended March 31, 2019 and 2018, respectively.

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

	Nine Months Ended March 31,
	2019	2018
Beginning Balance at July 1,	$391	$548
Accruals - Current Year	509	712
Settlements/Claims (in cash or in kind)	(642)	(863)
Effects of Foreign Currency	(2)	7
Ending Balance at March 31,	$256	$404

11.Credit Facilities

We had approximately $17,000 and $175,000 outstanding under our line of credit and short-term notes payable at March 31, 2019 and June 30, 2018, respectively.

On December 4, 2017, we entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either Perceptron or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by our U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers and subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million. At March 31, 2019, our available borrowing under this facility was approximately $3.5 million. Security for the Loan Agreement is substantially all of our assets in the U.S.  Interest is calculated at 2.65% above the 30 day LIBOR rate. We are not allowed to pay cash dividends under the Loan Agreement. We had no borrowings outstanding under the Loan Agreement at March 31, 2019 or June 30, 2018.

Prior to December 4, 2017, we were party to an Amended and Restated Credit Agreement with Comerica Bank. On December 4, 2017, in connection with entering into the Loan Agreement, we repaid in full and terminated our Amended and Restated Credit Agreement with Comerica Bank and related documents.  There were no prepayment fees payable in connection with the repayment of the loan.

During the third quarter of fiscal 2016, our Italian subsidiary, Coord3, exercised an option to purchase their current manufacturing facility.  The total remaining principal payment of €15,000 (equivalent to approximately $17,000) payable during the fourth quarter of fiscal 2019 at a 7.0% annual interest rate is recorded in ‘Line of credit and short-term notes payable’ on our Consolidated Balance Sheet at March 31, 2019.

Our Brazilian subsidiary (“Brazil”) has a credit line and overdraft facility with their current local bank.  Brazil can borrow a total of B$300,000 (equivalent to approximately $76,000).  The Brazil facility is cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rate for the facility is 12.85%. We had no borrowings under these facilities at March 31, 2019 and June 30, 2018, respectively.

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

The charges recorded as Severance, Impairment and Other Charges are as follows (in thousands):

	Three Months March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Severance and Related Costs	$-	$-	$-	$(13)
Court Award	-	-	(609)	675
Impairment	-	-	-	(42)
Inventory Write-Off	-	(3)	-	(17)
Total	$-	$(3)	$(609)	$603

For the three months ended March 31, 2018, the decrease of the inventory write-off was due to finding other uses for some of the inventory originally designated as impaired.

Severance expense for the nine months ended March 31, 2018 was associated with adjustments at our China (income of $15,000) and U.S. (expense of $2,000) locations as we reached final settlements related to several individuals impacted by the reduction in force.  The decrease in the impairment for the nine months ended March 31, 2018 was due to a collection of an accounts receivable balance that was previously written off. The decrease of the inventory write-off was due to finding other uses for some of the inventory originally designated as impaired.

The following table reconciles the activity for the Reserves for Restructuring and Other Charges (in thousands):

	Nine Months Ended March 31,
	2019	2018
Beginning Balance at July 1,	$675	$1,113
Accruals - Severance Related	-	(13)
Accruals / Adjustments - Court Award	(609)	675
Payments	(66)	(849)
Ending Balance at March 31,	$-	$926

13.Current and Long-Term Taxes Payable

We acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

14.Other Long-Term Liabilities

Other long-term liabilities at March 31, 2019 and June 30, 2018 include $573,000 and $601,000, respectively for long-term contractual and statutory severance liabilities acquired as part of the purchase of Coord3 that represent amounts that will be payable to employees upon termination of employment.

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

We recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $59,000 and $342,000 in the three and nine months ended March 31, 2019, respectively. We recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $78,000 and $275,000 in the three and nine months ended March 31, 2018, respectively.  As of March 31, 2019, the total remaining unrecognized compensation cost related to non-vested stock options amounted to approximately $169,000.  We expect to recognize this cost over a weighted average vesting period of 1.3 years.

We granted 8,000 stock options in both the three and nine months ended March 31, 2019. We granted zero and 100,000 stock options in the three and nine months ended March 31, 2018, respectively. The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Weighted average estimated fair value per share of options granted during the period	$3.91	NA	$3.91	$3.96
Assumptions:
Dividend Yield	-	NA	-	-
Common Stock Price Volatility	43.50%	NA	43.50%	49.01%
Risk Free Rate of Return	2.56%	NA	2.56%	1.81%
Expected Option Term (In Years)	6.6	NA	6.6	5.4

We received approximately $124,000 and $318,000 in cash from option exercises under our share-based payment arrangements for the three and nine months ended March 31, 2019, respectively.  We received $441,000 cash from option exercises under our share-based payment arrangements for both the three and nine months ended March 31, 2018.

Restricted Stock and Restricted Stock Units

Our restricted stock and restricted stock units under the 2004 Plan generally have been awarded by four methods, as follows:

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

The grant date fair value associated with granted restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of our Common Stock on the grant date authorized by our MDCSOC, multiplied by the number of restricted stock and restricted stock unit awards expected to be issued and vested and is amortized over the combined performance and service periods.  The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three and nine months ended March 31, 2019 was $47,000 and $191,000, respectively.  The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three and nine months ended March 31, 2018 was $27,000 and $159,000, respectively.  As of March 31, 2019, the total remaining unrecognized compensation cost related to the restricted stock and restricted stock unit awards is approximately $334,000. We expect to recognize this cost over a weighted average vesting period of 2.0 years.

A summary of the status of restricted stock and restricted stock unit awards outstanding at March 31, 2019 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2018	77,570	$7.77
Granted	51,650	7.21
Vested	(24,857)	7.71
Forfeited or Expired	-	-
Non-vested at March 31, 2019	104,363	$7.50

Performance Stock Units

During the second quarter of fiscal 2019, our MDCSOC granted certain employees Performance Share Units (“PSUs”) as part of the Fiscal Year 2019 Long-Term Incentive Compensation Plan.  The Performance Measures were defined by the Committee as a specific Target level of Revenue and Operating Income Before Incentive Compensation for each of the following: plan year 2019 (October 1, 2018 to September 30, 2019), fiscal year 2020 and fiscal year 2021.  Up to one-third of the PSUs can be earned each year, determined based upon actual performance levels achieved in that year. One half of the award earned each year is based upon the achievement of the two Performance Targets in that year, provided that a minimum level of Operating Income Before Incentive Compensation is achieved for that year.  The actual award level for each year can range from 50% to 150% (for Revenue Target) or 75% to 200% (for Operating Income Target) of the target awards depending on actual performance levels achieved in each year compared to that year’s target. If Operating Income Before Incentive Compensation is less than 75% of the targeted Operating Income Before Incentive Compensation for the year, then no PSU’s will vest for that year and the PSU’s vesting that year will expire.

During the second quarter of fiscal 2018, our MDCSOC granted certain employees PSUs as part of the Fiscal Year 2018 Long-Term Incentive Compensation Plan.  For fiscal 2018, actual Revenue and Operating Income Before Incentive Compensation exceeded the Fiscal Year 2018 Targets, resulting in 161.5% of the target level of PSU’s vesting.

The non-cash stock-based compensation expense recorded for performance share unit awards during the first half of fiscal 2019 was fully reversed in the third quarter of fiscal 2019, because at this time we estimate that the level of actual performance as measured against the Operating Income Before Incentive Compensation target levels will be less than 75% for the fiscal year 2019, the threshold performance level for the vesting of these awards in fiscal 2019.  The non-cash stock-based compensation expense recorded for performance share unit awards for the three and nine months ended March 31, 2018 was $33,000 and $100,000, respectively.  As of March 31, 2019, the total remaining unrecognized compensation cost related to performance share unit awards is approximately $355,000. We expect to recognize this cost over a weighted average vesting period of 1.6 years.

A summary of the status of the PSUs outstanding at March 31, 2019 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2018	39,350	$7.95
FY 2018 Performance results	8,054	7.95
Granted	51,650	7.21
Vested	(21,170)	7.95
Forfeited or Expired	-	-
Non-vested at March 31, 2019	77,884	$7.46

16.Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Other obligations, such as stock options and restricted stock awards, are considered to be potentially dilutive common shares.  Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive.  The calculation of diluted shares also takes into account the average unrecognized non-cash stock-based compensation expense and additional adjustments for tax benefits related to non-cash stock-based compensation expense. Furthermore, we exclude all outstanding options to purchase common stock from the computation of diluted EPS in periods of net losses because the effect is anti-dilutive.

Options to purchase 76,300 and 20,910 shares of common stock outstanding in the three months ended March 31, 2019 and 2018, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 110,576 and 63,365 shares of common stock outstanding in the nine months ended March 31, 2019 and 2018, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

In May 2017, a judge in a trade secrets case brought by Perceptron, granted the defendants’ motions for summary disposition.  In January 2018, the judge granted defendants’ motions for recovery of their attorney fees in the amount of $675,000, plus interest.  In the second quarter of fiscal 2018, we recorded a charge in the amount of $675,000 relating to this matter.  We appealed this court’s decision to grant summary disposition and the award of the attorney fees.  In January 2019, we settled with the defendants and ended our appeal in return for a net payment due to them in the amount of $66,000.  As a result, in the second quarter of fiscal 2019, we adjusted our accrual and paid the settlement amount in the third quarter of fiscal 2019 (see Note 12 “Severance, Impairment and Other Charges” for further discussion).

In the third quarter of fiscal 2018, the Canadian Revenue Agency (“CRA”) completed a Goods and Services Tax/Harmonized Sales Tax Returns (GST/HST) audit. Based on this audit, the CRA preliminarily proposed to assess us approximately CAD $1,218,000 (equivalent to approximately $923,000) in taxes plus interests and penalties related to sales from 2013 through 2018.  CRA has indicated that we are entitled to invoice our customers to recover this amount and our customers are required to remit payment.  Our response to the CRA preliminary assessment was delivered in April 2018. In June 2018, we received the final assessment, which confirmed the preliminary assessment.  In August 2018, we filed a formal appeal request and posted a surety bond as security for this claim.  We have not recorded an accrual related to this preliminary audit finding because we are disputing several of the CRA’s conclusions and because, we expect to ultimately receive the funds from our customers (excluding any interest or penalties), although there may be a timing difference between when we must pay the CRA and when we collect the funds from our customers.

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

The Act also imposed a tax on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated (the “Transition Tax”).  Generally, foreign earnings held in the form of cash and cash equivalents are taxed by the U.S. at a 15.5% rate and the remaining earnings are taxed at an 8% rate. The Transition Tax generally may be paid in installments over an eight-year period.  At the date of enactment, we were not in a position to present either a final or provisional estimate with respect to the Transition Tax.  As of June 30, 2018, we estimated the impact of the Transition Tax by incorporating assumptions made based upon our then-current interpretation and analysis of the Act. We completed our evaluation and related calculations during the second quarter of fiscal 2019, which confirmed our previous conclusion that our foreign tax credits would completely offset any Transition Tax calculated. As a result, we have not made any cash payments related to the Transition Tax.

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

While we experienced softness in our bookings due to macro headwinds in our key industry segment and delayed customer order timing, primarily in the Americas region, during the third quarter of fiscal 2019, we believe that our new products are starting to gain traction, especially in our Europe and Asia regions.  Backlog of $19.5 million in our Europe region, reflecting an increase from March 2018 of $0.6 million, is evidence of continued strength in customer demand in that region.   We remain committed to the implementation of our strategic plan and the operational performance improvements made to-date have positioned us well for additional long-term growth opportunities.  Furthermore, due to the lower bookings and backlog levels, we took actions to reduce fixed and variable costs during the third quarter and we expect to complete these actions during the fourth quarter of fiscal 2019.

Results for reporting periods beginning July 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition. See Note 2 of the Notes to the Consolidated Financial Statements, “New Accounting Pronouncements” contained in this Quarterly Report on Form 10-Q for further discussion.  As a result, the results of operations for periods prior to and after July 1, 2018 are not directly comparable to one another. Under the modified retrospective transition method we used to adopt ASC 606, we are required to disclose in the first year of adoption, the hypothetical impact to our financial statements as if we had continued to follow revenue recognition rules under ASC 605 for the period.  See Note 5 of the Notes to the Consolidated Financial Statements, “Revenue from Contracts with Customers” contained in this Quarterly Report on Form 10-Q for a summary of the impact as of and for the three and nine months ended March 31, 2019.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Overview – We reported a net loss of $1.1 million, or $(0.11) per diluted share, for the third quarter of fiscal 2019 compared with net income of $1.0 million, or $0.11 per diluted share, for the third quarter of fiscal 2018.

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

Bookings by geographic location were (in millions):

	Three Months Ended March 31,
	2019		2018		Increase/(Decrease)
Geographic Region
Americas	$3.3	25.0%	$10.3	42.7%	$(7.0)	(68.0%)
Europe	5.9	44.7%	9.4	39.0%	(3.5)	(37.2%)
Asia	4.0	30.3%	4.4	18.3%	(0.4)	(9.1%)
Totals	$13.2	100.0%	$24.1	100.0%	$(10.9)	(45.2%)

The decrease in bookings in the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018 of $10.9 million, including an unfavorable currency impact of $0.5 million, is primarily due to a decrease of $8.0 million in our In-Line and Near-Line Measurement Solutions, a decrease of $2.0 million in our Off-Line Measurement Solutions, a decrease of $0.5 million in our 3D Scanning Solutions and a decrease of $0.4 million in our Value Added Services.  On a geographic basis, the $7.0 million decrease in our Americas region is primarily due to a decrease of $6.6 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.2 million in our Off-Line Measurement Solutions, a decrease of $0.1 million in our Value Added Services and a decrease of $0.1 million in our 3D Scanning Solutions. The $3.5 million decrease in our Europe region is primarily due to a decrease of $1.9 million in our In-Line and Near-Line Measurement Solutions, a decrease of $1.0 million in our Off-Line Measurement Solutions, a decrease of $0.5 million in our 3D Scanning Solutions and a decrease of $0.1 million in our Value Added Services.  The $0.4 million decrease in our Asian region is primarily due to a decrease of $0.8 million in our Off-Line Measurement Solutions and a decrease of $0.2 million in our Value Added Services, partially offset by an increase of $0.5 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.1 million in our 3D Scanning Solutions.

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

Backlog by geographic location was (in millions):

	As of March 31,
	2019		2018		Increase/(Decrease)
Geographic Region
Americas	$7.9	22.1%	$20.2	39.5%	$(12.3)	(60.9%)
Europe	19.5	54.6%	18.9	36.9%	0.6	3.2%
Asia	8.3	23.3%	12.1	23.6%	(3.8)	(31.4%)
Totals	$35.7	100.0%	$51.2	100.0%	$(15.5)	(30.3%)

The current quarter ending backlog decreased by $15.5 million compared to the ending backlog at March 31, 2018.  As a result of our adoption of ASC 606 as of July 1, 2018, our total backlog decreased by $3.8 million.  See Note 5 of the Notes to the Consolidated Financial Statements, “Revenue from Contracts with Customers” contained in this Quarterly Report on Form 10-Q for further discussion on how the timing of our net sales have been impacted by the change in revenue recognition rules.  The decrease in our backlog was primarily due to a decrease of $12.7 million in In-Line and Near-Line Measurement Solutions, a decrease of $3.0 million in our Off-Line Measurement Solutions and a decrease of $0.2 million in our Value Added Services, partially offset by an increase of $0.4 million in our 3D Scanning Solutions.  On a geographic basis, the $12.3 million decrease in our Americas region is due to a decrease of $12.0 million in our In-Line and Near-Line Measurement, a decrease of $0.2 million in our Off-Line Measurement Solutions and a decrease of $0.1 million in our Value Added Services.  The $3.8 million decrease in our Asian region is primarily due to a decrease of $2.1 million in our Off-Line Measurement Solutions and a decrease of $1.7 million in our In-Line and Near-Line Measurement Solutions.  The $0.6 million increase in our Europe region is primarily due to an increase of $1.0 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.4 million in our 3D Scanning Solutions, partially offset by a decrease of $0.7 million in our Off-Line Measurement Solutions and a decrease of $0.1 million in our Value Added Services.

A summary of our operating results is shown below (in millions):

	Three Months Ended March 31,
	2019	% of Sales	2018	% of Sales
Americas Sales	$4.4	28.2%	$8.1	37.8%
Europe Sales	8.0	51.3%	10.1	47.2%
Asia Sales	3.2	20.5%	3.2	15.0%
Net Sales	$15.6	100.0%	$21.4	100.0%

Cost of Sales	10.5	67.3%	13.5	63.1%

Gross Profit	5.1	32.7%	7.9	36.9%

Operating Expenses
Selling, General and Administrative	4.4	28.2%	4.7	22.0%
Engineering, Research and Development	1.8	11.5%	2.1	9.8%
Severance, Impairment and Other Charges	-	0%	-	0.0%

Operating (Loss) Income	(1.1)	(7.0%)	1.1	5.1%

Other Income and (Expenses), net
Interest Expense, net	-	0.0%	-	0.0%
Foreign Currency Gain (Loss), net	(0.1)	(0.7%)	-	0.0%
Other Income and (Expense), net	-	0.0%	-	0.0%

(Loss) Income Before Income Taxes	(1.2)	(7.7%)	1.1	5.1%
Income Tax Benefit (Expense)	0.1	0.6%	(0.1)	(0.4%)

Net (Loss) Income	$(1.1)	(7.1%)	$1.0	4.7%

Sales – Net sales of $15.6 million for the third quarter of our fiscal year 2019 decreased $5.8 million, or (27.1%), including an unfavorable currency impact of $0.9 million, when compared to the same period a year ago.  See Note 5 of the Notes to the Consolidated Financial Statements, “Revenue from Contracts with Customers” contained in this Quarterly Report on Form 10-Q for further discussion on how our net sales have been impacted by the change in revenue recognition rules that we adopted as of July 1, 2018.  The decrease is primarily due to a decrease of $4.9 million in our In-Line and Near-Line Measurement Solutions and a decrease of $1.1 million in our Off-Line Measurement Solutions, partially offset by an increase of $0.2 million in our 3D Scanning Solutions.  On a geographic basis, the decrease of $3.7 million in our Americas region is primarily due to a decrease of $3.5 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.1 million in our Off-Line Measurement Solutions and a decrease of $0.1 million in our 3D Scanning Solutions.  The decrease of $2.1 million in our Europe region is primarily due to a decrease of $1.4 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.7 million in our Off-Line Measurement Solutions.  There was no material change in our Asian region primarily due to an increase of $0.3 million in our 3D Scanning Solutions, offset by a decrease of $0.3 million in our Off-Line Measurement Solutions.

Gross Profit –Gross profit percentage was 32.7% in the third quarter of fiscal 2019 compared to 36.9% in the same period a year ago.  The lower gross profit percentage in the third quarter of fiscal 2019 was primarily due to the level and mix of revenue as well as the timing of certain expenses in cost of goods sold in fiscal 2018 under prior accounting rules, partially offset by lower warranty costs in the third quarter of fiscal 2019.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $4.4 million in the third quarter of fiscal 2019, a decrease of $0.3 million compared to the same period a year ago.  The decrease is primarily due to a decrease of employee-related expenses of $0.8 million, including a reduction of the accrual related to our short-term incentive compensation plan due to our estimate that the level of our actual performance for fiscal year 2019 will not meet the targets set to earn this incentive compensation and a decrease in our Board of Directors fees due to a change in the composition of the Board.  These decreases are partially offset by increases in legal and audit fees, other third party expenses and building-related expenses.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $1.8 million in the third quarter of fiscal 2019, a decrease of $0.3 million compared to the third quarter of fiscal 2018.  The decrease is primarily due to decreases in employee-related costs of $0.2 million including a reduction of the accrual related to our short-term incentive compensation plan due to our estimate that the level of our actual performance for fiscal year 2019 will not meet the targets set to earn this incentive compensation, as well as a decrease of $0.1 million related to specialized supplies utilized in the development of our products.

Foreign Currency Gain (Loss), net – Foreign Currency Gain (Loss), net was a loss of $0.1 million in the third quarter of fiscal 2019 compared to an immaterial gain in third quarter of fiscal 2018.  The net loss in the third quarter of fiscal 2019 was primarily related to the changes in value of the Euro in relation to the US Dollar.

Income Taxes – Our effective tax rate for the third quarter of fiscal year 2019 was 10.9% compared to 9.5% in the third quarter of fiscal year 2018.  We have previously established full valuation allowances against our U.S. Federal, Germany, Japan, Singapore and Brazil net deferred tax assets.  The effective tax rates in fiscal 2019 and fiscal 2018 were impacted by not recognizing tax expense on pre-tax income or tax benefits on pre-tax losses in some of the jurisdictions where we have previously established full valuation allowances against our net deferred tax assets.

Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Overview – We reported net income of $1.4 million, or $0.14 per diluted share, for the first nine months of fiscal 2019 compared with a net income of $2.9 million, or $0.31 per diluted share, for the first nine months of fiscal 2018.

Bookings – Bookings represent new orders received from our customers.  We expect the level of new orders to fluctuate from quarter to quarter and do not believe new order bookings during any particular period are indicative of our future operating performance.

Bookings by geographic location were (in millions):

	Nine Months Ended March 31,
	2019		2018		Increase/(Decrease)
Geographic Region
Americas	$9.9	19.6%	$26.8	39.8%	$(16.9)	(63.1%)
Europe	27.2	53.7%	26.8	39.8%	0.4	1.5%
Asia	13.5	26.7%	13.7	20.4%	(0.2)	(1.5%)
Totals	$50.6	100.0%	$67.3	100.0%	$(16.7)	(24.8%)

The decrease in bookings in the first nine months of fiscal 2019 as compared to the first nine months of fiscal 2018 of $16.7 million, including an unfavorable currency impact of $2.4 million, is primarily due to a decrease of $13.0 million in our In-Line and Near-Line Measurement Solutions, a decrease of $4.6 million in our Off-Line Measurement Solutions and a decrease of $0.3 million in our Value Added Services, partially offset by an increase of $1.2 million in our 3D Scanning Solutions.  On a geographic basis, the $16.9 million decrease in our Americas region is primarily due to a decrease of $15.8 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.8 million in our Off-Line Measurement Solutions, a decrease of $0.2 million in our 3D Scanning Solutions and a decrease of $0.1 million in our Value Added Services.  The $0.2 million decrease in our Asian region is primarily due to a decrease of $1.6 million in our Off-Line Measurement Solutions and a decrease of $0.1 million in our Value Added Services, partially offset by an increase of $0.9 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.6 million in our 3D Scanning Solutions. The $0.4 million increase in our Europe region is primarily due to an increase of $1.9 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.8 million in our 3D Scanning Solutions, partially offset by a decrease of $2.2 million in our Off-Line Measurement Solutions and a decrease of $0.1 million in our Value Added Services.

A summary of our operating results is shown below (in millions):

	Nine Months Ended March 31,
(in million)	2019	% of Sales	2018	% of Sales
Americas Sales	$19.7	33.6%	$26.1	42.7%
Europe Sales	25.7	43.9%	24.3	39.8%
Asia Sales	13.2	22.5%	10.7	17.5%
Net Sales	$58.6	100.0%	$61.1	100.0%

Cost of Sales	37.3	63.7%	38.1	62.4%

Gross Profit	21.3	36.3%	23.0	37.6%

Operating Expenses
Selling, General and Administrative	14.0	23.9%	13.6	22.3%
Engineering, Research and Development	6.1	10.4%	5.7	9.2%
Severance, Impairment and Other Charges	(0.6)	(1.1%)	0.6	1.0%

Operating Income	1.8	3.1%	3.1	5.1%

Other Income and (Expenses), net
Interest Expense, net	-	0.0%	(0.1)	(0.2%)
Foreign Currency Gain (Loss), net	(0.2)	(0.4%)	-	0.0%
Other Income and (Expense), net	-	0.0%	-	0.0%

Income Before Income Taxes	1.6	2.7%	3.0	4.9%
Income Tax Expense	(0.2)	(0.3%)	(0.1)	(0.2%)

Net Income	$1.4	2.4%	$2.9	4.7%

Sales – Net sales of $58.6 million for the first nine months of our fiscal year 2019 decreased $2.5 million, or (4.1%), including an unfavorable currency impact of $1.9 million, when compared to the same period a year ago.  The decrease is primarily due to a decrease of $2.8 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.6 million in our Value Added Services, partially offset by an increase of $0.5 million in our 3D Scanning Solutions and an increase of $0.4 million in our Off-Line Measurement Solutions.  On a geographic basis, the decrease of $6.4 million in our Americas region is primarily due to a decrease of $4.7 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.8 million in our Off-Line Measurement Solutions, a decrease of $0.6 million in our 3D Scanning Solutions and a decrease of $0.3 million in our Value Added Services.  The increase of $2.5 million in our Asian region is primarily due to an increase of $1.7 million in our Off-Line Measurement Solutions, an increase of $0.7 million in our 3D Scanning Solutions and an increase of $0.2 million in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease of $0.1 million in our Value Added Services.  The increase of $1.4 million in our Europe region is primarily due to an increase of $1.7 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.4 million in our 3D Scanning Solutions, partially offset by a decrease of $0.5 million in our Off-Line Measurement Solutions and a decrease of $0.2 million in our Value Added Services.

Gross Profit –Gross profit percentage was 36.3% in the first nine months of fiscal 2019 compared to 37.6% in the same period a year ago.  The lower gross profit percentage in the first nine months of fiscal 2019 was primarily due to the level and mix of revenue and the timing of certain expenses in cost of goods sold in fiscal 2018 under prior accounting rules, partially offset by lower warranty costs in fiscal 2019.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $14.0 million in the first nine months of fiscal 2019, an increase of $0.4 million compared to the same period a year ago.  The increase is primarily due to an increase in our legal and audit fees, other third party expenses, building-related expenses and advertising and marketing costs, partially offset by decreases in employee-related costs of $0.2 million, including a reduction of the accrual related to our short-term incentive compensation plan due to our estimate that the level of actual performance for fiscal year 2019 will not meet the targets set to earn this incentive compensation and a decrease of $0.1 million in depreciation and amortization.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $6.1 million in the first nine months of fiscal 2019, an increase of $0.4 million compared to the same period of fiscal 2018.  The increase is primarily due to increases in employee-related costs of $0.3 million as well as an increase of $0.1 million related to specialized supplies utilized in the development of our products.

Severance, Impairments and Other Charges – Severance, impairments and other charges for the first nine months of fiscal 2019 was due to an adjustment recorded in the second quarter of fiscal 2019 to an accrual we originally recorded in the second quarter of fiscal 2018 related to the trade secrets case brought by us.  The $0.6 million charge in the first nine months of fiscal 2018 was primarily due to the charge we recorded related to the trade secrets case brought by us, partially offset by an adjustment related to severance at our Chinese location, a collection of an accounts receivable balance that was previously written off, as well as a reduction in the inventory write-off due to finding other uses for some of the inventory originally designated as impaired.  In January 2019, we settled with the defendants and ended our appeal in return for a net payment due to them in the amount of $0.1 million and adjusted our prior accrual for this case.  We have incurred $3.5 million of expense related to the financial improvement plan that commenced in March 2016, and we have substantially completed the plan that was announced.  See Note 12 of the Notes to the Consolidated Financial Statements, “Severance, Impairment and Other Charges” contained in this Quarterly Report on Form 10-Q for further discussion.

Interest Expense, net – Net interest expense was immaterial for the first nine months of fiscal 2019 compared to a net expense of $0.1 million in the first nine months of fiscal 2018. The improvement was primarily due to less usage of the U.S. credit facility during the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018, as well as the continued pay-down of liabilities incurred in the acquisition of Coord3.

Foreign Currency Gain (Loss), net – Foreign Currency Gain (Loss), net was a loss of $0.2 million in the first nine months of fiscal 2019 compared to an immaterial loss in first nine months of fiscal 2018.  The loss in the first nine months of fiscal 2019 was primarily related to the changes in the value of the Euro in relation to the US Dollar.

Income Taxes – Our effective tax rate for the first nine months of fiscal 2019 was 14.1% compared to 1.5% in the first nine months of fiscal 2018.  We have previously established full valuation allowances against our U.S. Federal, Germany, Japan, Singapore and Brazil net deferred tax assets.  The effective tax rate in fiscal 2019 was impacted by a one-time withholding tax required to be recognized in our China location in the amount of $0.2 million. The effective tax rate for fiscal 2018 is impacted by not recognizing tax expense on pre-tax income in some of the jurisdictions where we have previously established full valuation allowances against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund product development and capital expenditures as well as support working capital requirements. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and borrowings under available credit facilities.

Cash on Hand.  Our cash and cash equivalents were $5.4 million at March 31, 2019, compared to $5.8 million at June 30, 2018.

Cash Flow.  The $0.3 million decrease in cash, cash equivalents and restricted cash from June 30, 2018 to March 31, 2019 was primarily related to $0.9 million of cash used for investing activities and $0.1 million unfavorable impact from changes in exchange rates, partially offset by $0.6 million of cash provided by operations and $0.1 million of cash provided by financing activities.

Cash used for investing activities in the first nine months of fiscal 2019 is due to capital expenditures, including development of intangibles of $1.1 million partially offset by net sales of short-term investments of $0.2 million.

During the nine-month period ended March 31, 2019, cash provided by operations resulted from our net income of $1.4 million and $2.6 million in adjustments from non-cash items, partially offset by cash outflows related to working capital changes of $3.4 million.  The cash used for working capital items included cash utilized for other assets and liabilities of $2.2 million, net payments of accrued liabilities and expenses of $1.4 million, a decrease in accounts payable of $0.8 million and cash used for deferred revenue of $0.5 million, partially offset by cash provided by accounts receivable of $1.2 million and cash provided by net inventory reductions of $0.3 million.

•

The change in other assets and liabilities relates primarily to the timing of several prepaid assets, including our corporate insurance coverage which renews on July 1st each year, and the settlement in the trade secrets case (see Note 12 of the Notes to the Consolidated Financial Statements “Severance, Impairment and Other Charges” contained in this Quarterly Report on Form 10-Q for further discussion).

•

The change in accrued expenses and liabilities is primarily due to payments of our annual short-term incentive compensation made in the first quarter of fiscal 2019 that related to fiscal year 2018 performance.

•	The change in payables is due to the timing of payments made to our suppliers, as well as a decrease in inventory purchases.
•	The change in deferred revenue, excluding the impact of adopting ASC 606, is due to the revenue we recognized for completed performance obligations offset by lower invoicing levels to our customers.
•

The change in receivables primarily relates to our adoption of ASC 606 as we can now recognize revenue when or as performance obligations are satisfied and when the revenue exceeds the amount billed to the customer, we recognize an “Unbilled receivable”.

•

The change in inventory is primarily due to a higher balance of inventory at June 30, 2018 related to increased purchases we made in late fiscal 2018 in support of the development and launch of new products.

Cash provided by financing activities in the first nine months of fiscal 2019 was primarily due to cash received from proceeds on our stock compensation plan of $0.3 million, partially offset by cash paid on our short-term borrowings of $0.2 million.

Working Capital Reserves.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders as well as the age and usage of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the nine-month period ended March 31, 2019, we decreased our reserve for obsolescence by $0.2 million.

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay their outstanding balance due to us, and the condition of the general economy and the industry as a whole.  We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  During the nine-month period ended March 31, 2019, we increased our allowance for doubtful accounts by $0.1 million.

Investments.  At March 31, 2019, we had short-term investments totaling $0.8 million and a long-term investment recorded at $0.7 million compared to short-term investments totaling $0.9 million and a long-term investment recorded at $0.7 million at June 30, 2018.  See Note 6 of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments” contained in this Quarterly Report on Form 10-Q for further information on our investments and their current valuation.  The market for our long-term investment is currently illiquid.

Credit Facilities.  We had an immaterial amount and $0.2 million outstanding under our line of credit and short-term notes payable at March 31, 2019 and June 30, 2018, respectively.

On December 4, 2017, we entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either Perceptron or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by our U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers and, subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million. At March 31, 2019, our available borrowing under this facility was approximately $3.5 million. Security for the Loan Agreement is substantially all of our assets in the U.S.  Interest is calculated at 2.65% above the 30 day LIBOR rate. We are not allowed to pay cash dividends under the Loan Agreement. We had no borrowings outstanding under our Loan Agreement at March 31, 2019.

Prior to December 4, 2017, we were party to an Amended and Restated Credit Agreement with Comerica Bank.  On December 4, 2017, in connection with entering into the Loan Agreement, we repaid in full and terminated our Amended and Restated Credit Agreement with Comerica Bank and related documents. There were no prepayment fees payable in connection with the repayment of the loan.

During the third quarter of fiscal 2016, our Italian subsidiary, Coord3, exercised an option to purchase their current manufacturing facility.  The total remaining principal payment of less than $0.1 million is payable during the fourth quarter of fiscal 2019 at a 7.0% annual interest rate and is recorded in “Short-term notes payable” on our Consolidated Balance Sheet at March 31, 2019.

Our Brazilian subsidiary (“Brazil”) has a credit line and overdraft facility with their current local bank.  Brazil can borrow a total of B$0.3 million (equivalent to approximately $0.1 million).  The Brazil facility is cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rate for the facility is 12.85%.  We had no borrowings under these facilities at March 31, 2019 and June 30, 2018, respectively.

Commitments and Contingencies.  In May 2017, a judge in a trade secrets case brought by Perceptron granted the defendants’ motions for summary disposition and in January 2018 granted their motion for recovery of their attorney fees in the amount of $0.7 million, plus interest.  In the second quarter of fiscal 2018, we recorded a charge in the amount of $0.7 million relating to this matter.  We appealed this court’s decision to grant summary disposition and the award of attorney fees.  In January 2019, we settled with the defendants and ended our appeal in return for a net payment due to them in the amount of $0.1 million.  As a result, in the second quarter of fiscal 2019, we adjusted our accrual and paid the settlement amount in the third quarter of fiscal 2019 (see Note 12, of the Notes to the Consolidated Financial Statements, “Severance, Impairment and Other Charges” contained in this Quarterly Report on Form 10-Q).

In the third quarter of fiscal 2018, the Canadian Revenue Agency (CRA) completed a Goods and Services Tax/Harmonized Sales Tax Returns (GST/HST) audit.  Based on this audit, the CRA has preliminarily proposed to assess us approximately C$1.2 million (equivalent to approximately $0.9 million) in taxes related to sales from 2013 through 2018. CRA has indicated that we are entitled to invoice our customers to recover this amount and our customers are required to remit payment.  In addition, we will be charged interest and penalties if this preliminary finding is finalized.  Our response to the CRA was delivered in April 2018.  In June 2018, we received the final assessment, which confirmed the preliminary assessment.  In August 2018, we filed a formal appeal request and posted a surety bond as security for this claim.  We did not record an accrual related to this preliminary audit finding because we are disputing several of the CRA’s conclusions and because, we expect to ultimately receive the funds from our customers (excluding any interest or penalties), although there may be a timing difference between when we must pay the CRA and when we collect the funds from our customers.

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

Capital Spending.  We spent $0.8 million on capital equipment and $0.3 million on intangible projects in the first nine months of fiscal 2019 compared to $0.5 million on capital equipment and $0.3 million on intangible projects in the first nine months of fiscal 2018. We continue to closely analyze all potential capital projects and review the project’s expected return on investment.

Capital Resources and Outlook.  Information in this “Outlook” section should be read in conjunction with the “Safe Harbor Statement,” cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

At March 31, 2019, we had $6.2 million in cash, cash equivalents and short-term investments of which $5.5 million, or approximately 89%, was held in foreign bank accounts. We have not been repatriating our foreign earnings. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted by the U.S. The Act implements comprehensive tax legislation which, among other changes, imposes a tax on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated (the “Transition Tax”). Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate and the remaining earnings are taxed at an 8% rate. In calculating the Transition Tax, we must calculate the cumulative earnings and profits and related tax pools of each of our non-U.S. subsidiaries back to 1987. We have the option to either pay any such Transition Tax over an eight-year period or to use our net operating loss carry forwards included in our existing deferred tax assets to offset the taxable income resulting from the Transition Tax.  In addition, as a result of the Act and the payment of any Transition Tax due, we may be in a position to repatriate our past and future foreign earnings to the U.S. in a more cost-effective manner than under prior law, which could positively impact our liquidity in the U.S. Any such repatriation may be subject to taxation under foreign laws or the laws of the State of Michigan.

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

We believe our sales for the fourth quarter of fiscal 2019 will be in the range of $15.5 million to $18.5 million.  For our full fiscal year 2019, we anticipate revenue to be down approximately 10% compared to our fiscal 2018 revenue.

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

We will continue to evaluate business opportunities that fit our strategic plans.  There can be no assurance that we will identify opportunities that fit our strategic plans or that we will be able to enter into agreements with identified business opportunities on terms acceptable to us.  We anticipate that we would finance any such business opportunities from available cash on hand, borrowing from existing credit facilities, additional sources of financing identified at that time, or issuance of additional shares of our stock, as circumstances warrant.

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal year 2018, which are unchanged as of March 31, 2019 except for our policies on Revenue Recognition.

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

Foreign Currency Risk.  We have foreign currency exchange risk in our international operations arising from the time between sales commitment and delivery for contracts entered into in currencies other than the U.S. Dollar. For sales backlog entered into in currencies other than the U.S. Dollar, the currency rate risk exposure is predominantly less than one year with the majority in the 120 to 150-day range.  At March 31, 2019, our backlog in currencies other than the U.S. Dollar was approximately 79% or $28.3 million, compared to 62% or $31.5 million at March 31, 2018.  We are most vulnerable to changes in U.S. Dollar/Euro, U.S. Dollar/Chinese Yuan, U.S. Dollar/Brazilian Real and U.S. Dollar/Japanese Yen exchange rates.

The potential change in our net income that would result from a hypothetical 10% adverse change in quoted foreign currency exchange rates related to the translation of foreign denominated revenues and expenses into U.S. Dollars for both the three and nine months ended March 31, 2019, would have been an immaterial amount.  This sensitivity analysis assumes there are no changes other than the exchange rates.  This analysis has inherent limitations, including that it disregards the possibility that (i) the exchange rates of multiple foreign currencies may not always move in the same direction or the percentage relative to the value of the U.S. Dollar and (ii) changes in exchange rates may impact the volume of sales.

Interest Rate Risk.  We invest our cash and cash equivalents in high quality, short-term investments, primarily with terms of three months or less.  Based on our outstanding credit facilities and invested cash balances at March 31, 2019, a 1% increase in interest rates would have an immaterial impact on our interest expense and a 1% decrease in interest rates would have an immaterial effect on our interest income.  As a result, we do not currently hedge these interest rate exposures.

Uncertainties in Credit Markets.  At March 31, 2019, we hold a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Our long-term investment is subject to risk due to a decline in value of the investment.  The investment is currently recorded at $0.7 million, after consideration of impairment charges recorded in fiscal years 2008 and 2009.

Based on our current business plan, cash and cash equivalents and our short-term investments of $6.2 million at March 31, 2019 as well as the existing availability on our credit facilities, we do not currently anticipate that the lack of liquidity in this long-term investment will affect our ability to operate or fund our currently anticipated fiscal 2019 cash flow requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required pursuant to this item is incorporated by reference herein from Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Information.”

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.	OTHER INFORMATION
ITEM 1A.	RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for fiscal year 2018.

ITEM 6.	EXHIBITS

10.59*	Amendment No. 1 to Credit Agreement and Waiver, dated February 20, 2019, between the Company and Chemical Bank.

31.1*	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc.
(Registrant)

Date: May 9, 2019	By:	/s/ David L. Watza
David L. Watza
President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Date: May 9, 2019	By:	/s/ Michelle O. Wright
Michelle O. Wright
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)