Form 10-K
period 2019-06-30
PERCEPTRON INC/MI
filed 2019-09-12
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

(734) 414-6100

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	PRCP	The Nasdaq Stock Market LLC
Rights to Purchase Preferred Stock		(Nasdaq Global Market)

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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☒	Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held as of the registrant’s most recently completed second fiscal quarter by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2018, as reported by the Nasdaq Global Market, was approximately $72,000,000 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 10, 2019, was 9,667,217

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2019	Part III, Items 10-14
Annual Meeting of Shareholders

PART I

ITEM 1:	BUSINESS

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

Markets

Perceptron has a long history serving the global automotive manufacturing market with advanced technology.  In fiscal 2019, 2018 and 2017, automotive sales represented approximately 80%, 82% and 85% of our Net Sales on our Consolidated Statement of Operations (“Net Sales”), respectively.  We have product offerings encompassing numerous manufacturing processes, including complex part assembly, automotive body construction, industrial robotic guidance for complex assembly applications, gauging cells, coordinate measuring solutions and reverse engineering.

Products and Applications

Measurement Solutions

Perceptron’s In-Line and Near-Line Measurement Solutions are based on a combination of our non-contact Helix® sensor technology and Vector software. Our Off-Line Measurement Solutions are based on our full line of Coord3® CMMs, V7 3D Laser Scanner, plus TouchDMIS™ measuring software. Measurement Solutions in our fiscal year 2019, 2018 and 2017 represented 91%, 91% and 90% of our Net Sales, respectively.

In-Line and Near-Line

AutoGauge®: Our automated metrology systems are used in assembly and fabrication plants to contain, correct, and improve the quality of complex assemblies. AutoGauge® systems are placed directly in the manufacturing line or near the line to automatically measure critical dimensional characteristics.

AutoGauge®ACF: Our turnkey near-line robotic systems are used in assembly and manufacturing facilities to replace traditional checking fixtures. Virtually everything about AutoGauge®ACF is automatic – from high speed data collection, to real-time reporting and analysis. AutoGauge®ACF measures parts within minutes, greatly increasing inspection throughput compared to CMMs, ring gauges, manual tools, and other optical metrology systems.

AutoFit®: Our gap and flush systems are used in automotive manufacturing plants to contain, correct, and control the fit of exterior body components. These systems automatically measure, record and display the gap and flushness of every vehicle. They can be installed at multiple locations in the manufacturing process, including in the body shop just after the door load process and in the final assembly area after the vehicle has been painted and completely assembled.  AutoFit® can measure vehicles while in motion along the assembly line or in a stationary position.  During our fiscal year ending June 30, 2019, we made significant advancements in our measurement algorithms and our sensor technology enabling accurate measurement on translucent head lamps and tail lamps. Customers receive critical fit and finish data on the four corners of the fully assembled vehicle, such as tail lamp fit to the quarter panel and decklid; head lamp fit to the hood, fender, and bumper assemblies.

AutoGuide®:  Our robot guidance systems are used by manufacturing companies to automate assembly operations – improving productivity and quality at the same time.  These systems utilize Perceptron sensors and software to guide and control robots for numerous assembly applications, including automotive windshield insertion, roof loading, hinge mounting, door attachment, and sealant dispensing.  During our fiscal year ending June 30, 2019, we modified and optimized our robot guidance platform for the requirements of de-racking, seam sealing, and glue bead applications. The large-field-of-view Helix®evo X300 sensor, as well as the one-glance dashboard, eliminate the customers’ need for precision fixtures, large conveyors, station operators and part handlers. With our streamlined interface for these specific applications, station setup time is now completed in a fraction of the time.

AccuSite®:  Our optical tracking technology tracks production robots and/or sensors and actively corrects for robot drift, and eliminates the need for expensive, time consuming CMM comparison activities. AccuSite® can be used with our AutoGauge®, AutoGauge®ACF, and AutoGuide® solutions.

Helix®evo:  Our Helix®evo sensor family improves 3D Scanning performance through faster measuring and increased overall system robustness. Helix®evo utilizes a green laser to measure the multitude of materials used in today’s manufacturing, such as chrome, aluminum, sheet metal and painted surfaces. Its scan acquisition provides accurate feature extraction along with the pristine scan quality required for form analysis. Helix®evo also uses a single power-over-ethernet cable which reduces the number of auxiliary components required and is designed for fast and accurate measurement on the plant floor.

Helix®solo:  Our Helix®solo family of contour and surface sensors are a cost-effective option for single feature measurements. Helix®solo utilizes a high-resolution camera and multiple laser color options offering unparalleled return images on challenging materials without applying sprays, stickers, or additional part preparation.

Off-Line

Coord3®:   The Coord3® CMM product line includes bridge, gantry and horizontal style machines.  Bench-top CMMs are used for small part inspection while very large CMMs are used in aerospace, defense and heavy equipment industries.  Coord3® CMMs can be equipped with tactile scanning probes, V7 3D laser scanner, and TouchDMIS™ measuring software.

V7: Our V7 3D laser scanner offers high quality scanning at an affordable price to maximize the value of Coord3® CMMs. This versatile scanning tool improves part inspection throughput with high speed measurement. The V7 generated point clouds also enables reverse engineering, cloud-to-CAD comparison, and 3D visualization.

TouchDMISTM :   TouchDMIS™ measuring software simplifies CMM measurement by incorporating a 100% touch interface with the TouchCADTM quick programming module.  TouchDMIS™ is the world’s first all-touch CMM software.

3D Scanning Solutions

3D Scanning Solutions in our fiscal year 2019, 2018 and 2017 represented 4%, 3% and 7% of our Net Sales, respectively.

WheelWorks®:  WheelWorks® software and sensors offer a fast, accurate, non-contact method of measuring wheel position for use in automated or manual wheel alignment machines in automotive assembly plants.  We supply sensors and software to a number of wheel alignment equipment manufacturers in Europe, Asia and North America who in turn sell alignment systems to automotive manufacturers.

Value Added Services

Value Added Services: Value Added Services sales in our fiscal year 2019, 2018 and 2017 represented 5%, 6% and 3% of our Net Sales, respectively.  Value Added Services include training, field service, calibration, launch support services, consulting services, maintenance agreements and repairs.

Sales and Marketing

We market our in-line and near-line products directly to end-user Original Equipment Manufacturer (“OEM”) customers and through manufacturing line builders and system integrators. We market our Coord3 CMM product line through both direct sales and value added resellers.

Our principal customers for Measurement Solution products have historically been automotive manufacturing companies that we either sell to directly or through manufacturing line builders, system integrators or assembly equipment manufacturers.  These products are typically purchased for installation in connection with retooling programs undertaken by these companies.  Because sales are dependent on the timing of customers’ retooling programs, sales by customer vary significantly from year to year.  For our fiscal years 2019, 2018 and 2017, approximately 32%, 41% and 36%, respectively, of our Net Sales were derived from sales directly to our four largest automotive end-user customers.  We also sell to manufacturing line builders, system integrators and assembly equipment manufacturers, who in turn sell to our automotive customers.  For our fiscal years 2019, 2018 and 2017, approximately 9%, 7% and 11%, respectively, of our Net Sales were to manufacturing line builders, system integrators and original equipment manufacturers for the benefit of the same four largest automotive end-user customers in each respective year.  During our fiscal years 2019, 2018 and 2017, direct sales to Volkswagen Group accounted for approximately 13%, 15% and 16%, respectively, and direct sales to General Motors Company accounted for approximately 11%, 17% and 14%, respectively, of our Net Sales.

Manufacturing and Suppliers

Our manufacturing operations consist primarily of final assembly and calibration of hardware components and the development, testing and integration of our software with these hardware components.  We build our products from a combination of commercially available parts and uniquely designed and manufactured parts.  The components are primarily manufactured by third parties.  Individual components such as printed circuit boards are manufactured and supplied by third parties.  We believe a low level of vertical integration gives us significant manufacturing and inventory flexibility and minimizes total product costs.

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

Backlog

Backlog represents orders or bookings we have received but have not yet been filled, that is, our unsatisfied performance obligations.  As of June 30, 2019, we had a backlog of $38.4 million, compared to $47.5 million at June 30, 2018.  As a result of our adoption of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, as of July 1, 2018, our total backlog decreased by $3.8 million as of that date.  Most of our backlog is subject to cancellation or delay by the customer, often with limited or no penalties.  Historically, cancellations of orders once they have been booked have been very infrequent although several cancellations have occurred during the last two fiscal years.  The level of our backlog at any particular time is not necessarily indicative of our future operating performance.  We expect to be able to fill substantially all of the orders in our backlog by June 30, 2020.  See Note 3, of the Notes to the Consolidated Financial Statements, “Revenue from Contracts with Customers”, contained in Item 8 of this Annual Report on Form 10-K for our current expectation on the timing of the revenue recognition for our current backlog level.

Research and Development

During fiscal year 2019, our research and development efforts focused on developing new and improved hardware and software subsystems to support the range of our industry-proven solutions. Product development accomplishments during this period included the completion and release of the following:

•

A complete family of multi-color, single laser line sensors called Helix®solo that provides a low-cost, state of the art replacement for the TriCam sensor family that has been in productive use for nearly two decades; this development includes an entirely new suite of powerful image processing algorithms;

•	An auxiliary zoom light to support speed improvement for Helix®evo and surface feature measurements for the new Helix®solo sensor family;
•

A family of gap and flush sensors incorporating new laser colors, plus a new algorithm suite to allow accurate measurement of the fit quality of the entire finished vehicle including all painted red and clear acrylic and glass auto body components;

•	A highly accurate, fast and cost-effective WheelWorks®NCAsolo sensor, plus software to perform non-contact wheel alignment during automotive final assembly; and
•	The V7 blue-light laser line scanner with enhanced TouchDMIS™ software for use on CMMs for accurately scanning part surfaces.

We continue to focus on value engineering our hardware and software solutions to remove costs from all phases of our product lifecycle. We believe this investment in our products provides ongoing competitive advantages in all our markets.

Patents, Trade Secrets and Confidentiality Agreements

As of June 30, 2019, we own 12 U.S. patents that have been granted to us which relate to various products and processes manufactured, used, and/or sold.  One additional U.S. patent is pending. We also own 5 foreign patents that have been granted to us in Europe, China and Japan and we have 3 patent applications pending in foreign locations.  The U.S. and foreign patents expire from 2019 through 2031.  In addition, we hold perpetual licenses to more than 35 other U.S. patents including rights to practice 7 U.S. patents for non-forest product related applications that were assigned in conjunction with the sale of a previous business unit in 2002, and rights to practice 9 U.S. patents that were sold in conjunction with the sale of another prior business line in August 2012.  The expiration dates for these licensed patents range from 2019 to 2031.

Perceptron has registered, and continues to register, various trade names and trademarks including Perceptron®, Powered by Perceptron®, AutoGauge®, AutoFit®, AutoGuide®, AutoScan®, AccuSite®, Contour Probe®, ScanWorks®, TriCam®, WheelWorks®, Visual Fixturing®, Helix®, Intelligent Illumination®, TouchDMIS™ and Coord3™, among others, which are used in connection with the conduct of our business.

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

Employees

As of June 30, 2019, we have 327 employees worldwide. In Italy, we have 51 employees covered by Italy’s National Collective Bargaining Agreement for employees in the mechanical engineering industry.  The agreement was signed in November 2016 and is valid for 3 years. None of our other employees are covered by a collective bargaining agreement.  We believe our relations with our employees are good.

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

A significant percentage of our revenue is derived from a small number of customers, so that the loss or material change in strategy of any one of these customers could result in a significant reduction in our revenues and profits.

A majority of our revenue in fiscal 2019 was derived from the sale of systems and solutions to a small number of customers that consist primarily of automotive manufacturers and suppliers in North America, Western Europe and Asia.

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

Our future success is dependent upon our ability to implement our long-term strategy, which includes growing our customer base in the automotive market and expanding into new markets.  However, there are a number of uncertainties involved in our long-term strategy over which we have no or limited control, including:

•	The quality and cost of competitive products already in existence or developed in the future
•	The level of interest that existing and potential new customers may have in our existing and new products and technologies
•	Our ability to resolve technical issues inherent in the development of new products and technologies
•	Our ability to identify and satisfy market needs
•	Our ability to identify satisfactory distribution networks
•	General product development and commercialization difficulties
•	Rapid or unexpected technological changes
•	General product demand and market acceptance risks
•	Our ability to successfully compete with alternative and similar technologies
•	Our ability to attract and retain the appropriate personnel to effectively develop, manufacture, represent, install and service our products
•	The effect of economic conditions

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

It is possible that competitors may develop technology that performs the same functions as our products without infringing upon our exclusive rights or may reverse engineer those features of our products that are not protected by patents, trademarks and trade secrets. If a competitor is able to develop such technology or reverse engineer an unprotected feature successfully, the competitor may introduce similar products to compete with our products.

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

We are aware of a number of companies in our markets selling products using similar or alternative technologies and methods.  We believe that there may be other companies which may be engaged in the development of technology and products for some of our markets that could prove to be competitive with ours.  Some of these companies are substantially larger and have significantly greater resources than us.  We believe that the principal competitive factor in our markets is the total capability that a product offers.  In some markets, a competitive price for the level of functionality and reliability provided are the principal competitive factors.  While we believe that our products compete favorably, it is possible that these competitors could capture some of our sales opportunities or force us to reduce prices in order to complete the sale.

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

Our foreign operations are subject to risks customarily encountered in such operations.  For instance, we may encounter fluctuations in foreign currency exchange rates, differences in the level of protection available for our intellectual property, the impact of differences in language and local business and social customs on our ability to market and sell our products in these markets, the inability to recruit qualified personnel in a specific country or region, more stringent employment regulations and local labor conditions and difficulties in repatriating cash earned in other countries back to the U.S.  In addition, we may be affected by U.S. laws and policies that impact foreign trade and investment.  Finally, we may be adversely affected by laws and policies imposed by foreign governments in the countries where we have business operations or sell our products.

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

New vehicle tooling programs are the most important selling opportunity for our automotive-related sales.  The number and timing of new vehicle tooling programs can be influenced by a number of economic factors.  Our customers only launch a limited number of new car programs in any given year because of the time and financial resources required.  From a macro perspective, we continue to assess the global economy and its likely effect on our automotive customers and markets served.  We continue to view the automotive industry’s focus on introducing new vehicles more frequently, including producing more electronic vehicles and starting to introduce autonomous vehicles to satisfy their customers’ changing requirements, as well as their continuing focus on improved quality, as positive indicators for new business.  However, because of periodic economic downturns experienced by our customers, our customers could decide to reduce their number of new car programs.  The automobile industry is a very cost competitive industry.  Pricing pressures could adversely affect the margins we realize on the sale of our products, and ultimately, our profitability.

A significant amount of our assets represent goodwill and intangible assets, and our net income would be reduced if our goodwill or intangible assets become further impaired.

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

In the fourth quarter of fiscal 2019, we recorded an impairment charge of $6.0 million impacting the goodwill balances of the CMM reporting unit as well as an impairment charge of $1.4 million impacting the net intangibles assets balances of the CMM reporting unit.  As of June 30, 2019, after giving effect to these impairment charges, we had $1.8 million of net goodwill and $1.8 million of net intangible assets.  The impairment required, and any future impairment of these assets could require, material non-cash charges to our results of operations, which could have a material adverse effect on our stock price and on our financial condition and results of operations.

Our ability to increase sales of our CMM products depends on our ability to successfully expand our distribution channels.

With the acquisitions of Coord3 and NMS in fiscal 2015, we expanded our product lines to include the design, manufacture and sale of CMM products.  We market our line of CMM products directly to end users and through distributors and resellers.  Growth of our sales of this product line depends upon our ability to expand our distribution channels by identifying, developing and maintaining relationships with distributors and resellers.  In addition, our distributors and resellers can potentially sell products offered by our competitors.  If we are not able to successfully expand our distribution channels for our CMM products, or if our distributors or resellers do not or are not able to successfully sell our CMM products, our revenues from CMM products will be adversely affected.

Global economic conditions may negatively impact our results of operations.

Our revenue levels are impacted by global economic conditions, as we have a significant business in many countries throughout the world.  In fiscal 2019, only 33% of our sales were generated in North America and as a result, a significant decline in global economic conditions could have a material adverse impact on our results of operations.

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

In addition, because a significant portion of our assets are denominated in foreign currencies, we face exposure to foreign currency exchange rate fluctuations.  These fluctuations have, in the past, resulted in material adverse foreign currency translations adjustments to our comprehensive net income/loss as well as had a material negative impact on our reported levels of cash and cash equivalents.

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

To our knowledge, we have not been subject to any material information security breaches; however, many other companies have experienced such breaches caused by illegal hacking, computer viruses or acts of vandalism or terrorism.  While we have implemented security measures to protect against such breaches, it is possible that our security measures may not detect or prevent such breaches.  Any such compromise to our information security could result in an interruption in our operations, the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data, the violation of privacy or other laws and the exposure to litigation, any of which could harm our business and operating results.  A disruption to our management information systems could cause significant disruption to our business, including our ability to receive and ship orders, receive and process payments and timely report our financial results.  Any disruption occurring with these systems may have a material adverse effect on our results of operations.

We may have additional tax liabilities, which could change our effective tax rate and have a significant adverse impact on our business.

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

A number of factors may adversely impact our future effective tax rates, such as the future valuation of our deferred tax assets which are predominantly in the U.S., which can vary significantly, positively or negatively, depending on future periods of taxable income or taxable losses in each tax jurisdiction in which we operate, the geographic composition of our pre-tax income and the various tax rates in those countries, changes in available tax credits, and changes in tax laws and rates.  A change in our effective tax rate can adversely impact our net income.

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

We are subject to risks related to the ongoing trade disputes, including those between the United States and China.

The U.S. has imposed significant increases in tariffs on certain imports, which has prompted retaliatory measures from major U.S. trading partners, principally China. To date, increased tariffs have increased the cost of certain products we sell in China, causing customers in China to postpone decisions about purchasing new capital goods. Such tariffs could increase our costs to purchase components used in our products. Our earnings and sales have been, and could be in the future, negatively affected by changes to international trade agreements in North America and elsewhere and further increases of import tariffs. A prolonged trade war might cause a decrease in our sales, operating income and net earnings.

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

In the past, we had been informed that certain of our customers have received allegations of possible patent infringement involving processes and methods used in our products.  Certain of these customers, including a customer who was a party to a patent infringement suit relating to this matter, settled such claims.  We believe that the processes used in our products were independently developed without utilizing any previous patented process or technology.  It is possible, however, that in the future, we or our customers could receive allegations of possible patent infringement or could be parties to patent infringement litigation relating to our products.

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

The trading price of our stock has been volatile.

The following factors may affect the market price of our Common Stock, which can vary widely over time:

•	variances in our operating results
•	announcements by our largest customers that have a significant impact on their operations
•	announcements of new products by us
•	announcements of new products by our competitors
•	market conditions in the electronic and sensing industry and/or automotive industry
•	market conditions and stock prices in general
•	the volume of our Common Stock traded

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

If management is not able to provide a positive report on our disclosure controls and internal controls over financial reporting, and our independent registered public accounting firm is not able to provide an unqualified opinion regarding our internal controls, shareholders and others may lose confidence in our financial statements, which could cause our stock price to drop.

We are required by SEC rules to include a report of management on our disclosure controls in our quarterly reports on Form 10-Q and in our annual reports on Form 10-K and internal controls over financial reporting in our annual reports on Form 10-K. In addition, our independent registered public accounting firm auditing our financial statements is required to provide an attestation report on our internal controls.

During the course of the external audit of our fiscal 2019 financial statements, a material weakness was identified regarding the inadequate design and operation of internal controls related to income tax accounting. See “Item 9A: Controls and Procedures” below for a discussion of the material weakness. We plan to enhance our internal controls to remediate this control deficiency. In the event that we fail to timely remediate this control deficiency or we identify significant deficiencies or other material weaknesses in our disclosure controls and internal controls that we cannot remediate in a timely manner, investors and other may lose confidence in the reliability of our financial statements. This could cause our stock price to drop.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:	PROPERTIES

Our principal domestic facility consists of a 70,000 square foot building located in Plymouth, Michigan, owned by us.  In addition, we own a 3,100 square meter facility in Bruzolo, Italy.  We lease a 1,754 square meter facility in Munich, Germany and we lease office space in Sao Paulo, Brazil; Tokyo, Japan; Prague, Czech Republic; Shanghai, China; and Chennai, New Delhi and Coimbatore, India.  We believe our current and expected facilities will be sufficient to accommodate our requirements through fiscal 2020.

ITEM 3:	LEGAL PROCEEDINGS

For a discussion of loss contingencies that do not constitute legal proceedings required to be disclosed under this Item 3, see Note 16, of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in Item 8 of this Annual Report on Form 10-K.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Perceptron’s Common Stock is traded on The Nasdaq Global Market under the symbol “PRCP”.

The approximate number of shareholders of record on August 22, 2019, was 106.

The information pertaining to the securities we have authorized for issuance under equity plans is hereby incorporated by reference to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information”.  For more information about our equity compensation plans, see Note 19, of the Notes to the Consolidated Financial Statements, “Stock-Based Compensation”, contained in Item 8 of this Annual Report on Form 10-K.

ITEM 6:	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Certain statements in this report, including statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including our expectation as to our fiscal year 2020 and future results, operating data, new order bookings, revenue, expenses, net income and backlog levels, savings from cost reduction actions, trends affecting our future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2020 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Whenever possible, we have identified these forward-looking statements by words such as “target,” “will,” “should,” “could,” “believes,” “expects,” “anticipates,” “aspirations,” “estimates,” “prospects,” “outlook,” “guidance” or similar expressions.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our periodic reports filed with the Securities and Exchange Commission, including those listed in “Item 1A: Risk Factors” of this report.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

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

We believe that our new products are starting to gain traction, especially in our Europe and Asia regions. We continue to experience activity and demand in our Europe and Asia regions in the face of uncertainties caused by trade disputes.

Importantly, we continue to focus our attention on implementation of our strategic plan for our core automotive business, which was highlighted by the release of our new gap and flush solution earlier this year. Our unique AutoFit® and AccuSite® solutions provide us with confidence for increased automotive market penetration in each of our key geographies, as well as additional product offerings in the future.  The four key elements of our strategic plan are:

1.	Continuous investment in our engineering capabilities to further expand our technical advantages;
2.	Broadening our product offering to automotive customers and in the future industries beyond automotive;
3.	Tenaciously pursuing greater cost efficiencies as we continue lean practices throughout the organization; and
4.	Management of working capital such that we can maximize free cash flow and reinvest in the growth of the business and advance our technology.

Results for reporting periods beginning July 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. See Note 1, of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – New Accounting Pronouncements”, contained in Item 8 of this Annual Report on Form 10-K for further discussion. As a result, the results of operations for periods prior to and after July 1, 2018 are not directly comparable to one another. Under the modified retrospective transition method we used to adopt ASC 606, we are required to disclose in the first year of adoption, the hypothetical impact to our financial statements as if we had continued to follow revenue recognition rules under ASC 605 for the period.  See Note 3, of the Notes to the Consolidated Financial Statements, “Revenue from Contracts with Customers”, contained in Item 8 of this Annual Report on Form 10-K.

In fiscal 2019, we announced that in reaction to short-term revenue trends, we had implemented a plan to reduce fixed costs, including position eliminations and headcount reductions.  This plan is expected to create $2.0 million in estimated full run-rate annual pre-tax cost savings.  Cash pre-tax charges related to the actions are approximately $0.1 million.  We expect to record an additional $0.1 million related to this plan.

In the fourth quarter of fiscal 2019, we recorded non-cash goodwill impairment charge of $6.0 million as well as a non-cash definite-lived intangible asset impairment charge of $1.4 million primarily due to the lack of growth in the sales of our Off-Line Measurement Solutions. The lack of growth in the sales of our Off-Line Measurement Solutions is primarily due to companies postponing decisions about purchasing new capital goods such as CMMs.

We continue to set our long-term aspirations for sustained high-single digits revenue growth and potential double-digit earnings growth. As such, our focus remains on product development and improvement efforts for our core automotive market and adjacent markets, as well as with our existing customers, potential new automotive customers and their suppliers.  Our strategic investments to update and expand our suite of metrology solutions over the past several years have further positioned us to meet customers’ demand with top-of-the-line solutions. Our confidence in the long-term growth potential of Perceptron remains strong as we continue to make progress in key areas around the world.

Revision of Previously Issued Financial Statements

During the fourth quarter of fiscal 2019, an error was identified related to the accounting for our deferred tax liabilities associated with certain amortizable intangible assets acquired in 2015.  The error relates to not appropriately reducing the associated deferred tax liabilities for the tax effect of amortization on the intangible assets since 2016.  The error was immaterial to our previously issued financial statements, but the cumulative correction would have had a material effect on the 2019 financial statements.  Accordingly, the results for the year ended June 30, 2018 have been adjusted to incorporate the revised amounts, where applicable.  See Note 1, of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies - Revision of Previously Issued Financial Statements” contained in Item 8 of this Annual Report on Form 10-K for further discussion.

Results of Operations

Fiscal Year Ended June 30, 2019, Compared to Fiscal Year Ended June 30, 2018

Overview –We reported a net loss of $6.8 million, or ($0.71) per diluted share, for the fiscal year ended June 30, 2019 compared with a net income of $4.0 million, or $0.41 per diluted share, for the fiscal year ended June 30, 2018.

Bookings – Bookings represent new orders received from our customers.  We expect the level of new orders to fluctuate from period to period and do not believe new order bookings during any particular period are indicative of our future operating performance.

Bookings by geographic location were (in millions):

	Fiscal Years Ended June 30,
	2019		2018		Increase/(Decrease)
Geographic Region
Americas	$19.0	26.6%	$35.0	40.1%	$(16.0)	(45.7%)
Europe	34.8	48.6%	36.1	41.4%	(1.3)	(3.6%)
Asia	17.7	24.8%	16.1	18.5%	1.6	9.9%
Totals	$71.5	100.0%	$87.2	100.0%	$(15.7)	(18.0%)

The decrease in bookings for fiscal 2019 as compared to fiscal 2018 of $15.7 million, including an unfavorable currency impact of $3.4 million, is primarily due to a decrease of $11.6 million in our In-Line and Near-Line Measurement Solutions, a decrease of $4.7 million in our Off-Line Measurement Solutions and a decrease of $0.5 million in our Value Added Services, partially offset by an increase of $1.1 million in our 3D Scanning Solutions.  On a geographic basis, the $16.0 million decrease in our America region is primarily due to a decrease of $15.3 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.7 million in our Off-Line Measurement Solutions and a decrease of $0.2 million in our 3D Scanning Solutions, partially offset by an increase of $0.2 million in our Value Added Services.  The $1.3 million decrease in our Europe region is primarily due to a decrease of $2.2 million in our Off-Line Measurement Solutions and a decrease of $0.7 million in our Value Added Services, partially offset by an increase of $1.2 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.4 million in our 3D Scanning Solutions.  The $1.6 million increase in our Asia region is due to an increase of $2.5 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.9 million in our 3D Scanning Solutions, partially offset by a decrease of $1.8 million in our Off-Line Measurement Solutions.

Backlog – Backlog represents orders or bookings we have received but have not yet been filled as of the reporting date.  We believe that the level of backlog during any particular period is not necessarily indicative of our future operating performance.  Although most of the backlog is subject to cancellation by our customers, we expect to fill substantially all of the orders in our backlog.

Backlog by geographic location was (in millions):

	As of June 30,
	2019		2018		Increase/(Decrease)
Geographic Region
Americas	$11.6	30.2%	$19.8	41.7%	$(8.2)	(41.4%)
Europe	18.2	47.4%	19.0	40.0%	(0.8)	(4.2%)
Asia	8.6	22.4%	8.7	18.3%	(0.1)	(1.1%)
Totals	$38.4	100.0%	$47.5	100.0%	$(9.1)	(19.2%)

The current year ending backlog decreased by $9.1 million or 19.2% compared to the ending backlog at June 30, 2018.  As a result of our adoption of ASC 606 as of July 1, 2018, our total backlog decreased by $3.8 million.  The decrease in our backlog was primarily due to a decrease of $7.3 million in our In-Line and Near-Line Measurement Solutions, a decrease of $2.1 million in our Off-Line Measurement Solutions and a decrease of $0.1 million in our Value Added Services, partially offset by an increase of $0.4 million in in our 3D Scanning Solutions.  On a geographic basis, the $8.2 million decrease in our America region is primarily due to a decrease of $8.5 million in our In-Line and Near-Line Measurement Solutions, partially offset by an increase of $0.2 million in our Value Added Services and an increase of $0.1 million in our Off-Line Measurement Solutions.  The $0.8 million decrease in our Europe region is primarily due to a decrease of $0.6 million in our Off-Line Measurement Solutions, a decrease of $0.3 million in our Value Added Services and a decrease of $0.2 million in our In-Line and Near-Line Measurement Solutions, partially offset by an increase of $0.3 million in our 3D Scanning Solutions.  The $0.1 million decrease in our Asia region is primarily due to a decrease of $1.6 million in our Off-Line Measurement Solutions, partially offset by an increase of $1.4 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.1 million in our 3D Scanning Solutions.

A summary of our operating results is shown below (in millions):

	Fiscal Years Ended June 30,
	2019	% of Sales	2018	% of Sales
			(As Revised)	(As Revised)
Americas Sales	25.1	32.7%	34.7	41.0%
Europe Sales	34.6	45.0%	33.5	39.5%
Asia Sales	17.1	22.3%	16.5	19.5%
Net Sales	$76.8	100.0%	$84.7	100.0%
Cost of Sales	49.6	64.6%	52.7	62.2%
Gross Profit	27.2	35.4%	32.0	37.8%
Operating Expenses
Selling, general and administrative	19.0	24.7%	18.5	21.8%
Engineering, research and development	8.0	10.4%	8.0	9.5%
Severance, impairment and other charges	6.9	9.0%	0.6	0.7%
Operating (Loss) Income	(6.7)	(8.7%)	4.9	5.8%
Other Income and (Expenses), net
Interest expense, net	(0.3)	(0.5%)	(0.2)	(0.2%)
Foreign currency loss, net	(0.1)	(0.1%)	(0.3)	(0.4%)
Other income and (expense), net	0.1	0.1%	0.1	0.1%
(Loss) Income Before Income Taxes	(7.0)	(9.1%)	4.5	5.3%
Income Tax Expense	0.2	0.2%	(0.5)	(0.6%)
Net (Loss) Income	$(6.8)	(8.9%)	$4.0	4.7%

Sales – Net sales of $76.8 million for our fiscal year 2019 decreased $7.9 million, or (9.3%), including an unfavorable currency impact of $2.6 million. The decrease is primarily due to a decrease of $6.6 million in our In-Line and Near-Line Measurement Solutions, a decrease of $1.1 million in Value Added Services and a decrease of $0.5 million in our Off-Line Measurement Solutions, partially offset by an increase of $0.3 million in our 3D Scanning Solutions.  On a geographic basis, the $9.6 million decrease in our Americas region is primarily due to a decrease of $7.6 million in our In-Line and Near-Line Measurement Solutions, a decrease of $1.0 million in our Off-Line Measurement Solutions, a decrease of $0.7 million in our 3D Scanning Solutions and a decrease of $0.3 million in our Value Added Services.  The $1.1 million increase in our Europe region is primarily due to an increase of $1.9 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.3 million in our 3D Scanning Solutions, partially offset by a decrease of $0.6 million in our Value Added Services and a decrease of $0.5 million in our Off-Line Measurement Solutions. The $0.6 million increase in our Asia region is primarily due to an increase of $1.0 million in our Off-Line Measurement Solutions and an increase of $0.7 million in our 3D Scanning Solutions, partially offset by a decrease of $0.9 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.2 million in our Value Added Services.

Gross Profit – Gross profit percentage was 35.4% of sales in the fiscal year ended June 30, 2019, compared to 37.8% of sales in the fiscal year ended June 30, 2018.  The lower gross margin percentage in fiscal 2019 was primarily due to level and mix of revenue and the timing of certain expenses in our cost of goods sold in fiscal 2018 under prior accounting rules, partially offset by lower warranty costs in fiscal 2019.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $19.0 million for our fiscal year 2019, as compared to $18.5 million for our fiscal year 2018.  The increase is primarily due to increased spending in legal and audit fees of $0.5 million, building and rent expenses of $0.3 million, advertising and marketing costs of $0.4 million and higher financing expenses of $0.1 million, partially offset by decreases in employee-related costs of $0.5 million, including a reduction of the accrual related to our short-term and long-term incentive compensation plans due to the level of our financial results compared to the targets set to earn this incentive compensation and lower amortization expense of $0.3 million primarily due to the impairment charge recorded against certain definite-lived intangible assets in the fourth quarter of fiscal 2019.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $8.0 million in our fiscal year 2019, compared to $8.0 million in our fiscal year 2018, primarily due to lower employee-related costs offset by an increase in costs for the specialized supplies utilized in the development of our products.

Severance, Impairment and Other Charges – Severance, impairment and other charges for fiscal 2019 were approximately $6.9 million,    primarily due to impairment charges in the amount of $6.0 million and $1.4 million against our goodwill and definite-lived intangible assets, respectively, as well as severance expense associated with headcount reductions at our U.S. and Germany locations in the amount of $0.1 million, partially offset by a $0.6 million reduction in an accrual related to a trade secrets case brought by us that was settled in January 2019.

During the fourth quarter of fiscal 2019, we announced that in reaction to short-term revenue trends, we had implemented a plan to reduce fixed costs, including position eliminations and headcount reductions, resulting in a fourth quarter 2019 charge of $0.1 million.  This plan is expected to create $2.0 million in estimated full run-rate annual pre-tax cost savings.  We expect to record an additional $0.1 million related to this plan.

Finally, the financial improvement plan that commenced in March 2016 was completed in fiscal year 2018. See Note 12, of the Notes to the Consolidated Financial Statements, “Severance, Impairment and Other Charges”, contained in Item 8 of this Annual Report on Form 10-K for further discussion.

Interest Expense, net – Net interest expense was $0.3 million in fiscal 2019, compared with net interest expense of $0.2 million in fiscal 2018.  The increase was primarily due to interest recorded related to a one-time withholding tax required to be recognized in one of our Asia locations, partially offset by less usage of the U.S. credit facility during fiscal 2019 compared to fiscal 2018, as well as the continued pay-down of liabilities incurred in the acquisition of Coord3.

Foreign Currency Gain (Loss), net – Foreign currency gain (loss) was a net loss of $0.1 million in fiscal 2019 compared with a net loss of $0.3 million in fiscal 2018.  The net loss in fiscal 2019 was primarily related to the Euro compared to the U.S. Dollar.  The net loss in fiscal 2018 was primarily related to the Euro and Brazilian Real compared to the U.S. Dollar.

Other Income and (Expense), net – Net other income was $0.1 million in fiscal 2019 compared with a net other income of $0.1 million in fiscal 2018.

Income Tax Expense – Our effective tax rate for fiscal year ended June 30, 2019 was 3.0% compared to 11.5%, as revised, in fiscal year 2018.  We have previously established full valuation allowances against our U.S. Federal, Germany, Japan and Brazil net deferred tax assets. The effective tax rate in fiscal 2019 is impacted by not recognizing tax benefits on pre-tax losses in these jurisdictions, as well as withholding taxes paid in the U.S. due to certain intercompany payments. See Note 20, of the Notes to the Consolidated Financial Statements, “Income Taxes”, contained in Item 8 of this Annual Report on Form 10-K for further discussion.

Liquidity and Capital Resources

Our primary liquidity needs are to fund product development and capital expenditures as well as support working capital requirements.  In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and borrowings under available credit facilities.

Cash on Hand. Our cash and cash equivalents were $4.6 million at June 30, 2019 compared to $5.8 million at June 30, 2018.

Cash Flow. The $1.2 million decrease in cash, cash equivalents and restricted cash from June 30, 2018 to June 30, 2019 was primarily related to $2.0 million used for investing activities and $0.2 million unfavorable impact from changes in exchange rates, partially offset by $0.9 million of cash provided by operations and $0.1 million of cash provided by financing activities.

Cash used for investing activities in fiscal year 2019 is due to capital expenditures of $1.5 million and net purchases of short-term investments of $0.5 million.

Cash provided by operations totaled $0.9 million as our net loss of $6.8 million was principally caused by the $7.4 million pre-tax non-cash asset impairment, $2.0 million of non-cash depreciation and amortization and $0.7 million of non-cash stock compensation expense, offset by our net working capital usage of $2.2 million and $0.3 million of other non-cash items.

The cash used for working capital items included cash utilized for other assets and liabilities of $1.7 million, net payments of accrued liabilities and expenses of $1.3 million, a change in deferred revenue of $0.7 million, a decrease in accounts payable of $0.1 million and, partially offset by cash provided by net inventory reductions of $1.5 million, and cash provided by accounts receivable of $0.1 million.

•	The change in other assets and liabilities is primarily related to the timing of several prepaid assets, including our corporate insurance coverage and the settlement in the trade secrets case.
•

The change in accrued liabilities and expenses relates primarily to payments of our annual short-term incentive compensation made in the first quarter of fiscal 2019 that related to fiscal year 2018 performance.

•	The change in deferred revenue, is primarily due to the initial impact of adopting ASC 606, as well as 2019’s overall lower activity level.
•	The change in accounts payable is due to the timing of payments made to our suppliers, as well as a decrease in inventory purchases.
•	The change in inventory is primarily due to the reduction in work in process, generated in large part, by the adoption of ASC 606.

Cash provided by financing activities in fiscal year 2019 was primarily due to cash received from our stock compensation plans of $0.3 million, partially offset by payments of $0.2 million on the note payable related to the manufacturing facility in Italy.

Cash used for investing activities in fiscal 2018 is due to capital expenditures of $0.7 million as well as software related capital expenditures of $0.4 million, partially offset by the net sale of short-term investments of $0.7 million.

During fiscal 2018, as revised, cash provided by operations resulted from net income of $4.0 million and adjustments from non-cash items of $2.5 million, partially offset by working capital changes of $2.7 million. Changes in working capital items resulted from cash used for inventories of $2.3 million, accounts payable of $0.8 million and other assets and liabilities of $0.5 million, partially offset by cash provided from accrued liabilities and expenses of $0.6 million and deferred revenue of $0.3 million.

•

The increase in inventory relates to required inventory levels to support our new product launches and increased revenue levels as well as higher inventory needed to mitigate supplier part obsolescence, while the decrease in accounts payable represents fluctuations in the timing of receipts of goods and the related payments.

•

The change in other assets and liabilities is primarily related to the legal settlement with 3CEMS that was announced in July 2017 and payments on the previously announced financial improvement plan, partially offset by the charge we recorded related to an award of attorney fees in a trade secrets case brought by us.

•

The change in accrued liabilities and expenses relates primarily to the timing of payments of local value-added taxes at one of our non-U.S. locations and a higher accrual for our short-term incentive compensation plan due to improved financial results in fiscal 2018.

•	The decrease in deferred revenue is due to the timing of revenue recognition on projects that had started in previous periods compared to new projects commencing in fiscal 2018.

Cash used for financing activities in fiscal year 2018 was primarily due to cash paid against our line of credit in the U.S. of $1.5 million, and payments of $0.2 million on the note payable related to the manufacturing facility in Italy, partially offset by cash received from our stock compensation plans of $0.5 million.

Working Capital Reserves. We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders as well as the age and usage of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During fiscal year 2019, we decreased our reserve for obsolescence by $0.3 million.  See Note 5, of the Notes to the Consolidated Financial Statements, “Inventory”, contained in Item 8 of this Annual Report on Form 10-K.

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay their outstanding balance due to us, and the condition of the general economy and the industry as a whole.  We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  During fiscal year 2019, we increased our allowance for doubtful accounts by $0.1 million.  See Note 4, of the Notes to the Consolidated Financial Statements, “Allowance for Doubtful Accounts”, contained in Item 8 of this Annual Report on Form 10-K.

Investments. At June 30, 2019, we had short-term investments totaling $1.4 million and a long-term investment recorded at $0.7 million compared to short-term investments totaling $0.9 million and a long-term investment recorded at $0.7 million at June 30, 2018.  See Note 8, of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, contained in Item 8 of this Annual Report on Form 10-K for further information on our investments and their current valuation.  The market for our long-term investment is currently illiquid.  We have $0.3 million of our short-term investments serving as collateral for bank guarantees for certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

Credit Facilities. We had no borrowings outstanding under our line of credit and short-term notes payable at June 30, 2019 compared to $0.2 million outstanding at June 30, 2018.

On December 4, 2017, we entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either Perceptron or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by our U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers and, subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million. At June 30, 2019, our additional available borrowing under this facility was approximately $4.2 million. Security for the Loan Agreement is substantially all of our assets in the U.S.  Interest is calculated at 2.65% above the 30 day LIBOR rate. We are not allowed to pay cash dividends under the Loan Agreement. We had no borrowings outstanding under our Loan Agreement at June 30, 2019.

Prior to December 4, 2017, we were party to an Amended and Restated Credit Agreement with Comerica Bank. On December 4, 2017, in connection with entering into the Loan Agreement, we repaid in full and terminated our Amended and Restated Credit Agreement with Comerica Bank and related documents. There were no prepayment fees payable in connection with the repayment of the loan.

During the third quarter of fiscal 2016, our Italian subsidiary, Coord3, exercised an option to purchase their current manufacturing facility.  The last principal payment was paid during the fourth quarter of fiscal 2019 at a 7.0% annual interest rate.

Our Brazilian subsidiary (“Brazil”) has a credit line and overdraft facility with their local bank.  Brazil can borrow a total of B$0.3 million (equivalent to approximately $0.1 million).  The Brazil facility is cancelable at any time by either Brazil or the bank and any amount then outstanding would become immediately due and payable.  The monthly interest rate for this facility is 12.0%. We had no borrowings under these facilities at June 30, 2019 and 2018, respectively.

Commitments and Contingencies. In May 2017, a judge in a trade secrets case brought by Perceptron granted the defendants’ motions for summary disposition and in January 2018 granted their motion for recovery of their attorney fees in the amount of $0.7 million, plus interest.  In the second quarter of fiscal 2018, we recorded a charge in the amount of $0.7 million relating to this matter. We appealed this court’s decision to grant summary disposition and the award of attorney fees. In January 2019, we settled with the defendants and ended our appeal in return for a net payment due to them in the amount of $0.1 million. As a result, in the second quarter of fiscal 2019, we adjusted our accrual and paid the settlement amount in the third quarter of fiscal 2019. See Note 12, of the Notes to the Consolidated Financial Statements, “Severance, Impairment and Other Charges”, contained in Item 8 of his Annual Report on Form 10-K.

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

In the fourth quarter of fiscal 2019, we identified a potential concern regarding the residency status of certain U.S. employees as it relates to payroll taxes and withholdings in their country of residency.  We estimated the range to correct this issue, including interest and penalties to range from $0.2 million to $0.3 million.  We are not able to reasonably estimate the amount within this range that we would be required to pay for this matter.  As a result, we recorded a reserve of $0.2 million representing the minimum amount we estimated would be paid.

See Item 3, “Legal Proceedings” and Note 16, of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in Item 8 of this Annual Report on Form 10-K, for a discussion of certain other contingencies relating to our liquidity, financial position and results of operations.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies”.

Capital Spending.  We spent $1.1 million on capital equipment and $0.4 million on intangible projects in our fiscal year 2019 compared to $0.7 million on capital equipment and $0.4 million on intangible projects in our fiscal 2018. We continue to closely analyze all potential capital projects and review the project’s expected return on investment.

Capital Resources and Outlook.  Information in this “Outlook” section should be read in conjunction with the “Safe Harbor Statement,” cautionary statements and discussion of risk factors included in “Item 1A: Risk Factors” of this report.

At June 30, 2019, we had $6.0 million in cash, cash equivalents and short-term investments of which $5.2 million, or approximately 87%, was held in foreign bank accounts.  We have not been repatriating our foreign earnings. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted by the U.S. The Act implements comprehensive tax legislation which, among other changes, imposed a tax on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated (the “Transition Tax”).

Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate and the remaining earnings are taxed at an 8% rate.  We completed our evaluation and related calculations related to the Transition Tax during the second quarter of fiscal 2019, which confirmed our previous conclusion that our foreign tax credits would completely offset any tax calculated. As a result, we have not made any cash payments related to the Transition Tax.  See Note 20, of the Notes to the Consolidated Financial Statements, “Income Taxes,” contained in Item 8 of this Annual Report on Form 10-K for further discussion.

Our current outlook for our fiscal 2020 is based on our internal projections about our markets and related economic conditions, estimated foreign currency exchange rate effects, as well as our understanding of our key customers’ plans for their retooling projects. If our key customers’ plans differ from our understanding, or actual results differ from our internal projections or estimates, this could have an adverse impact on our outlook.

Sales in the fourth quarter of fiscal 2019 decreased by 22.9% to $18.2 million, when compared to the same period a year ago. We believe our sales growth for our full fiscal year 2020 will be in the mid-single digits compared to fiscal 2019 revenue.

After giving recognition to the factors discussed above, we expect that the full fiscal year of 2020 operating income margins could improve compared to fiscal 2019 to the mid-single digits, if we are successful at achieving our revenue growth, identifying and implementing efficiencies and cost reductions as well as continue to progress with our long-term growth strategy and diversification program. Based on our business plan, we believe our level of cash, cash equivalents, short-term investments, credit facilities and expected cash flows in each jurisdiction is sufficient to fund our fiscal 2020 cash flow requirements.  We continue to expect capital spending, including development of intangible assets, to be less than $1.7 million during fiscal 2020, although there is no binding commitment to do so.  Furthermore, the level of our capital spending is dependent on our financial results.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).  Our significant accounting policies are discussed in Note 1, of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies”, contained in Item 8 of this Annual Report on Form 10-K.  Our significant accounting policies are subject to judgments and uncertainties, which affect the application of these policies and require us to make estimates based on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances.  On an ongoing basis, we evaluate these estimates and underlying assumptions.  In the event any estimate or underlying assumption proves to be different from actual amounts, adjustments are made in the subsequent period to reflect more current information.  We believe that the following significant accounting policies involve our most difficult, subjective or complex judgments or involve the greatest uncertainty.

Revenue Recognition.  The Financial Accounting Standards Board (“FASB”) issued ASC 606 which supersedes the revenue recognition requirements in ASC 605 and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

We adopted ASC 606 as of July 1, 2018 using the modified retrospective transition method. The cumulative effect of initially applying the new standard was recorded as an adjustment to the opening balance of retained deficit within our Consolidated Balance Sheet. The adjustment to retained deficit was the result of changing the timing of our revenue for several performance obligations and the number of performance obligations in our contracts with multiple performance obligations, as well as ceasing the deferral of revenue on satisfied performance obligations for the portion of the sales price of the contract that is not payable until additional performance obligations are satisfied. In accordance with the modified retrospective transition method, the historical information within the financial statements has not been restated and continues to be reported under the accounting standard in effect for those periods. As a result, we have disclosed the accounting policies in effect prior to July 1, 2018, as well as the policies applied starting July 1, 2018.

Periods prior to July 1, 2018

In accordance with ASC 605, revenue related to products and services is recognized upon shipment when title and risk of loss has passed to the customer or upon completion of the service, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. We also have multiple element arrangements in our Measurement Solutions product line which may include elements such as: equipment, installation, labor support and/or training. Each element has value on a stand-alone basis and the delivered elements do not include general rights of return. Accordingly, each element is considered a separate unit of accounting. When available, we allocate arrangement consideration to each element in a multiple element arrangement based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. When VSOE cannot be established, we attempt to establish the selling price of each element based on relevant third-party evidence. Our products contain a significant level of proprietary technology, customization or differentiation, therefore, comparable pricing of products with similar functionality cannot be obtained. In these cases, we utilize our best estimate of selling price (“BESP”). We determine the BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin.

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

Periods commencing July 1, 2018

In accordance with ASC 606, revenue is recognized when or as our customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To achieve this principle, we analyze our contracts under the following five steps:

•	Identify the contract with the customer
•	Identify the performance obligation(s) in the contract
•	Determine the transaction price
•	Allocate the transaction price to performance obligation(s) in the contract
•	Recognize revenue when or as we satisfy a performance obligation

We have contracts with multiple performance obligations in our Measurement Solutions product line such as: equipment, installation, labor support and/or training. Each performance obligation is distinct and we do not provide general rights of return for transferred goods and services. Accordingly, each performance obligation is considered a separate unit of accounting. Our Measurement Solutions are designed and configured to meet each customer’s specific requirements. Timing for the delivery of each performance obligation in the arrangement is primarily determined by the customer’s requirements. Delivery of all of performance obligations in an order will typically occur over a three to 15-month period after the order is received. For the equipment performance obligation, we typically recognize revenue when we ship or when the equipment is received by our customer, depending on the specific terms of the contract with our customer. We have elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. For the installation, labor support and training performance obligations, we generally recognize revenue over time as we perform because of the continuous transfer of control to the customer. Because control transfers over time, revenue is recognized based on the extent of progress toward completion of the performance obligation. We do not have price protection agreements or requirements to buy back inventory. Our history demonstrates that sales returns have been insignificant.

We exercise judgment in connection with the determination of the amount of revenue to be recognized in each period. Such judgments include, but are not limited to, allocating consideration to each performance obligation in contracts with multiple performance obligations and determining the estimated selling price for each such performance obligation. Any material changes in these judgments could impact the timing of revenue recognition, which could have a material effect on our financial position and results of operations.

Intangible Assets.  We acquired intangible assets consisting of a Trade Name, Customer/Distributor Relationships in addition to goodwill in connection with the acquisitions of Coord3 and NMS in the third quarter of fiscal 2015 which is considered our CMM reporting unit.  Furthermore, we continue to develop intangibles, primarily software. These assets are susceptible to shortened estimated useful lives and changes in fair value due to changes in their use, market or economic changes, or other events or circumstances.  The amortization periods for customer/distributor relationships, trade name and software are five years, ten years and five years, respectively.

Impairment of Long-Lived Assets Subject to Amortization.  Long-lived assets, such as property and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In assessing long-lived assets for impairment, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair values of long-lived assets are determined through various techniques, such as applying expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize, or through the use of a third-party independent appraiser or valuation specialist.

During the fourth quarter of fiscal 2019, due to the impairment indicators discussed in “Goodwill” below, we assessed whether the carrying amounts of our long-lived assets in the CMM reporting unit (the asset group) may not be recoverable and therefore may be impaired. To assess the recoverability, the undiscounted cash flows of the asset group were analyzed over a range of potential remaining useful lives with the customer relationships as the primary asset.  The result was that the asset group carrying value exceeded the sum of the undiscounted cash flows.  After a fair value analysis, we determined that our trade name and customer relationships were impaired. We recorded a non-cash impairment loss related to these definite-lived intangible assets of $1.4 million.  See Note 7, of the Notes to the Consolidated Financial Statements, “Intangible Assets” for further discussion.  There were no impairment indicators for other long-lived assets subject to amortization.

Goodwill.  Goodwill is not subject to amortization and is reviewed at least annually in the fourth quarter of each year using data as of March 31 of that year, or earlier if an event occurs or circumstances change and there is an indicator of impairment.  The impairment test consists of comparing a reporting unit’s fair value to its carrying value. A reporting unit is defined as an operating segment or one level below an operating segment.  Goodwill is recorded in our CMM reporting unit.  A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization. Therefore, our stock may trade below our book value and a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges.

Companies have the option to evaluate goodwill impairment based upon qualitative factors similar to the indicators described above.  If it is determined that the estimated fair value of the reporting unit is more likely than not less than the carrying amount, including goodwill, a quantitative assessment is required. Otherwise, no further analysis is necessary.

In a quantitative assessment, the fair value of a reporting unit is determined and then compared to its carrying value. A reporting unit’s fair value is determined based upon consideration of various valuation methodologies, including the income approach and multiples of current and future earnings. In fiscal 2018, we adopted ASU 2017-04 Intangibles – Goodwill and Other; Simplifying the Test for Goodwill Impairment which removes Step 2 of the Goodwill impairment test.  As a result, if the fair value of a reporting unit is less than its carrying value, a goodwill impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

In the fourth quarter of fiscal 2019, we completed our annual goodwill impairment testing.  The impairment test consisted of a quantitative assessment due to a decrease in our stock price in the fourth quarter 2019 and uncertainty with future revenue growth primarily due to companies postponing decisions about purchasing new capital goods such as CMMs.  The estimated fair value for the CMM reporting unit was determined using the income approach and the market approach, both of which yielded similar fair values.  With the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate.  We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for the business. Other significant assumptions and estimates used in the income approach include terminal growth rates, future estimates of capital expenditures, and changes in future working capital requirements.  Such projections contain management’s best estimates of economic and market conditions over the projected period.  The discount rate is sensitive to changes in interest rates and other market rates in place at the time the assessment is performed.  The discount rate used in the annual valuation was 16.0% for CMM. With the market approach, fair value is determined based on applying selected pricing multiples to CMM’s historical and expected earnings. The pricing multiples are derived based on the observed pricing multiples for identified comparable publicly traded companies.

Based on the results of the 2019 annual impairment test, the fair value of our CMM reporting unit was less than its carrying value. As a result we recorded a non-cash goodwill impairment charge of $6.0 million in the CMM reporting unit, primarily due to the lack of projected growth in the sales of our off-line product line.  This impairment is not deductible for income tax purposes. The impairment loss is recorded in “Severance, impairment and other charges” on our Consolidated Statements of Operations.  After the impairment charge, the adjusted carrying value of CMM’s goodwill was $1.8 million at June 30, 2019 compared to $8.0 million as of June 30, 2018.  Goodwill is recorded within the CMM reporting unit and foreign currency effects will impact the balance of goodwill in future periods.  Future changes in our estimates or assumptions or in interest rates could have a significant impact on the estimated fair value and result in an additional goodwill impairment charge that could be material to our consolidated financial statements.

Deferred Income Taxes.  Deferred income tax assets and liabilities represent the estimated future income tax effect in each jurisdiction that we operate of temporary differences between the book and tax basis of our assets and liabilities, assuming they will be realized and settled at the amounts reported in our financial statements.  We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized.  This assessment includes consideration of cumulative losses in recent years, the scheduled reversal of temporary taxable differences, projected future taxable income and the impact of tax planning.  We adjust this valuation allowance periodically based upon changes in these considerations.  See Note 20, of the Notes to the Consolidated Financial Statements, “Income Taxes”, contained in Item 8 of this Annual Report on Form 10-K.  If actual long-term future taxable income is lower than our estimates, or we revise our initial estimates, we may be required to record material adjustments to our deferred tax assets, resulting in a charge to income in the period of determination and negatively impacting our financial position and results of operations.

Litigation and Other Contingencies.  From time to time, we are subject to certain legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty.  We accrue for estimated losses if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  We use judgment and evaluate, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded.  The outcome of legal proceedings and other contingencies is inherently uncertain and therefore a loss cannot always be reasonably estimated.  Accordingly, if the outcome of legal proceedings and other contingencies is more adverse than we initially anticipate, we would have to record a charge for the matter, potentially in the full amount at which it was resolved, in the period resolved, negatively impacting our results of operations and financial position for the period.   See Note 16, of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in Item 8 of this Annual Report on Form 10-K for a discussion of current material claims.

Stock-Based Compensation.  The Company accounts for non-cash stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation".  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the number of stock-based awards that are expected to be forfeited.  The estimated forfeiture rate may change from time to time based upon our actual experience.  An increase in the forfeiture rate would require us to reverse a portion of our prior expense for non-cash stock-based compensation, which would positively impact our results of operations.  See Note 19, of the Notes to the Consolidated Financial Statements, “Stock-based Compensation”, contained in Item 8 of this Annual Report on Form 10-K.

Leases.  The FASB issued ASC 842, “Leases” which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  We have determined that we will use the modified retrospective approach as our transition method. We anticipate that a ROU asset and lease liability will be recorded at July 1, 2019 between the amounts of $4.0 million to $4.5 million.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Perceptron, Inc.

Plymouth, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Perceptron, Inc. (the “Company”) and subsidiaries as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 12, 2019 expressed an adverse opinion thereon.

Change in Accounting Method Related to Revenue

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in fiscal 2019 due to the adoption of the Financial Accounting Standards Codification 606, Revenue from Contracts with Customers.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Troy, Michigan

September 12, 2019

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amount)

	As of June 30,
	2019	2018
		(As Revised)
ASSETS
Current Assets
Cash and cash equivalents	$4,585	$5,830
Short-term investments	1,431	877
Receivables:
Billed receivables, net of allowance for doubtful accounts	27,449	31,797
of $541 and $404, respectively
Unbilled receivables, net	5,394	-
Other receivables	200	346
Inventories, net of reserves of $1,778 and $2,115, respectively	10,810	13,829
Other current assets	1,529	1,327
Total current assets	51,398	54,006

Property and Equipment, Net	6,538	6,613
Goodwill	1,741	7,985
Intangible Assets, Net	1,816	3,820
Long-Term Investment	725	725
Long-Term Deferred Income Tax Assets	620	1,055

Total Assets	$62,838	$74,204

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit and short-term notes payable	$-	$175
Accounts payable	7,397	7,592
Accrued liabilities and expenses	3,609	3,517
Accrued compensation	1,646	3,155
Current portion of taxes payable	320	526
Income taxes payable	536	768
Reserves for restructuring and other charges	44	675
Deferred revenue	6,649	9,430
Total current liabilities	20,201	25,838

Long-Term Taxes Payable	114	450
Long-Term Deferred Income Tax Liability	41	638
Other Long-Term Liabilities	556	601
Total Liabilities	$20,912	$27,527

Commitments and Contingencies (Note 16)

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	$-	$-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,656 and 9,554, respectively	97	96
Accumulated other comprehensive loss	(3,079)	(2,096)
Additional paid-in capital	49,083	48,110
Retained (deficit) earnings	(4,175)	567
Total shareholders' equity	41,926	46,677

Total Liabilities and Shareholders' Equity	$62,838	$74,204

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Years Ended June 30,
	2019	2018
		(As Revised)
Net Sales	$76,822	$84,693
Cost of Sales	49,630	52,693
Gross Profit	27,192	32,000

Operating Expenses
Selling, general and administrative	18,980	18,469
Engineering, research and development	8,040	7,980
Severance, impairment and other charges	6,930	603
Total operating expenses	33,950	27,052

Operating (Loss) Income	(6,758)	4,948

Other Income and (Expense)
Interest expense, net	(252)	(181)
Foreign currency loss, net	(90)	(397)
Other income (expense), net	97	119
Total other income and (expense)	(245)	(459)

(Loss) Income Before Income Taxes	(7,003)	4,489

Income Tax Benefit (Expense)	212	(516)

Net (Loss) Income	$(6,791)	$3,973

(Loss) Income Per Common Share
Basic	$(0.71)	$0.42
Diluted	$(0.71)	$0.41

Weighted Average Common Shares Outstanding
Basic	9,612	9,469
Dilutive effect of stock options	-	110
Diluted	9,612	9,579

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Years ended June 30,
	2019	2018
		(As Revised)
Net (Loss) Income	$(6,791)	$3,973
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(983)	625

Comprehensive (Loss) Income	$(7,774)	$4,598

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In Thousands)

	Years Ended June 30,
	2019	2018
		(As Revised)
Cash Flows from Operating Activities
Net (loss) income	$(6,791)	$3,973
Adjustments to reconcile net (loss) income to net cash provided by
(used for) operating activities:
Depreciation and amortization	2,028	2,276
Stock compensation expense	702	954
Receivable and inventory write-off	-	(59)
Goodwill and intangible assets impairment	7,404	-
Deferred income taxes	(425)	(801)
Loss (gain) on disposal of assets	33	28
Allowance for doubtful accounts	137	151
Changes in assets and liabilities
Receivables	111	21
Inventories	1,497	(2,286)
Accounts payable	(47)	(761)
Accrued liabilities and expenses	(1,297)	588
Deferred revenue	(718)	333
Other assets and liabilities	(1,733)	(553)
Net cash provided by (used for) operating activities	901	3,864

Cash Flows from Investing Activities
Purchases of short-term investments	(3,364)	(4,862)
Sales of short-term investments	2,868	5,535
Capital expenditures	(1,078)	(735)
Capital expenditures-intangibles	(415)	(418)
Net cash (used for) investing activities	(1,989)	(480)

Cash Flows from Financing Activities
(Payments on) proceeds from lines of credit and short-term borrowings, net	(171)	(1,715)
Proceeds from stock plans	329	489
Cash payments for shares surrendered upon vesting of restricted
stock units to cover taxes	(57)	(19)
Net cash provided by (used for) financing activities	101	(1,245)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(166)	(86)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(1,153)	2,053
Cash, Cash Equivalents and Restricted Cash, July 1	5,996	3,943
Cash, Cash Equivalents and Restricted Cash, June 30	$4,843	$5,996

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	94	$260
Cash paid during the year for income taxes	665	$847

Cash and Cash Equivalents	4,585	$5,830
Restricted Cash included in Short-term Investments	258	166
Total Cash, Cash Equivalents and Restricted Cash	$4,843	$5,996

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In Thousands)

			Accumulated
			Other	Additional	Retained	Total
	Common Stock		Comprehensive	Paid-In	Earnings	Shareholders'
	Shares	Amount	Income (Loss)	Capital	(Deficit)	Equity
Balances, June 30, 2017 - as revised	9,438	$94	$(2,721)	$46,688	$(3,406)	$40,655

Net income - as revised	-	-	-	-	3,973	3,973
Other comprehensive income - as revised	-	-	625	-	-	625
Stock-based compensation	-	-	-	697	-	697
Stock plans	116	2	-	725	-	727

Balances, June 30, 2018 - as revised	9,554	$96	$(2,096)	$48,110	$567	$46,677

Net loss	-	-	-	-	(6,791)	(6,791)
Adoption of ASC 606 - modified retrospective transition method	-	-	-	-	2,049	2,049
Other comprehensive loss	-	-	(983)	-	-	(983)
Stock-based compensation	-	-	-	634	-	634
Stock plans	102	1	-	339	-	340

Balances, June 30, 2019	9,656	$97	$(3,079)	$49,083	$(4,175)	$41,926

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

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

We adopted ASC 606 as of July 1, 2018 using the modified retrospective transition method.  The cumulative effect of initially applying the new standard was recorded as an adjustment to the opening balance of retained deficit within our Consolidated Balance Sheet. The adjustment to retained deficit was the result of changing the timing of our revenue for several performance obligations and the number of performance obligations in our contracts with multiple performance obligations, as well as ceasing the deferral of revenue on satisfied performance obligations for the portion of the sales price of the contract that is not payable until additional performance obligations are satisfied. The new revenue recognition and related guidance provides for certain practical expedients for companies to follow when implementing this guidance.  We have elected to apply certain practical expedients including those that allow us to group certain contracts within each country as a separate portfolio, and those that do not require us to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.  The revenues associated with our Measurement Solutions and Value Added Services that were impacted beginning July 1, 2018 which were included in the modified transition method adjustment aggregated $3.8 million. The net impact on retained deficit associated with these revenues was an increase of $2,049,000. In accordance with the modified retrospective transition method, the historical information within the financial statements has not been restated and continues to be reported under the accounting standard in effect for those periods. As a result, we have disclosed the accounting policies in effect prior to July 1, 2018, as well as the policies applied starting July 1, 2018.

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

We have contracts with multiple performance obligations in our Measurement Solutions product line such as: equipment, installation, labor support and/or training. Each performance obligation is distinct and we do not provide general rights of return for transferred goods and services. Accordingly, each performance obligation is considered a separate unit of accounting. Our Measurement Solutions are designed and configured to meet each customer’s specific requirements. Timing for the delivery of each performance obligation in the arrangement is primarily determined by the customer’s requirements. Delivery of all performance obligations in an order will typically occur over a three to 15-month period after the order is received. For the equipment performance obligation, we typically recognize revenue when we ship or when the equipment is received by our customer, depending on the specific terms of the contract with our customer. We have elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. For the installation, labor support and training performance obligations, we generally recognize revenue over time as we perform because of the continuous transfer of control to the customer. Because control transfers over time, based on labor hours, revenue is recognized based on the extent of progress toward completion of the performance obligation. We do not have price protection agreements or requirements to buy back inventory. Our history demonstrates that sales returns have been insignificant.

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

We exercise judgment in connection with the determination of the amount of revenue to be recognized in each period.  Such judgments include, but are not limited to, allocating consideration to each performance obligation in contracts with multiple performance obligations and determining the estimated selling price for each such performance obligation.  Any material changes in these judgments could impact the timing of revenue recognition, which could have a material effect on our financial position and results of operations.

Research and Development

Costs incurred after technological feasibility for certain products are capitalized and will continue to be amortized to cost of goods sold over the estimated lives of these products.  All other internal research and development costs, including future software development costs, are expensed as incurred, however, when we utilize outside resources to develop certain new products, including software development, costs incurred after technological feasibility will be capitalized.

Foreign Currency

The financial statements of our wholly-owned foreign subsidiaries are translated in accordance with the ASC 830, “Foreign Currency Translation Matters”.  The functional currency of most of our non-U.S. subsidiaries is the local currency.  Under this standard, translation adjustments are accumulated in a separate component of shareholders’ equity until disposal of the subsidiary.  Gains and losses on foreign currency transactions are included in our Consolidated Statement of Operations under “Foreign currency loss, net”.

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

Options to purchase 122,000 and 23,000 of common stock for the fiscal years ended June 30, 2019 and 2018  respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  Fair value approximates carrying value because of the short maturity of the cash equivalents.  At June 30, 2019, we had $4,585,000 in cash and cash equivalents of which $3,808,000 was held in foreign bank accounts.  We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.

Receivable and Concentration of Credit Risk

We market and sell our products principally to automotive manufacturers, line builders, system integrators, original equipment manufacturers and value-added resellers.  Our receivables are principally from a small number of large customers.  We perform ongoing credit evaluations of our customers.

Billed receivables, net – Billed receivables, net includes amounts billed and currently due from our customers and are generally due within 30 to 60 days of invoicing.  Billed receivables are stated net of an allowance for doubtful accounts. Billed receivables outstanding longer than the contractual payment terms are considered past due. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time the billed receivable are past due, our previous loss history, our customers’ current ability to pay their outstanding balance due to us, the condition of the general economy and the industry as a whole. We write-off billed receivables when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Unbilled receivables – Our unbilled receivables include unbilled amounts typically resulting from our Measurement Solutions as we recognize revenue when or as performance obligations are satisfied. Our unbilled receivable include the revenue amount that exceeds the amount billed to the customer, where the right to payment is not solely due to the passage of time. Amounts are stated at their net realizable value.

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are deferred and amortized based on the timing of revenue recognition over the period of contract performance. As of June 30, 2019, capitalized commissions of $164,000 were included in “Other current assets” on our Consolidated Balance Sheet. Commission expense recognized during the twelve months ended June 30, 2019 was $969,000, and is included in “Selling, general and administrative expense” in our Consolidated Statement of Operations

Short-Term and Long-Term Investments

We account for our investments in accordance with ASC 320, “Investments – Debt and Equity Securities”. Investments with a term to maturity between three months to one year are considered short-term investments. Our short-term investments are recorded at fair value, which approximates cost. Upon adoption of ASU 2016-01 “Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)” effective July 1, 2018, changes in the fair value of our equity securities are recognized in net income. Prior to the adoption of ASU 2016-01, unrealized gains and losses on available-for-sale equity investments were recorded in other comprehensive income, and at each balance sheet date, we evaluated our investments for possible other-than-temporary impairment, which involved significant judgment. In making this judgment, we reviewed factors such as the length of time and extent to which fair value had been below the cost basis, the anticipated recovery period, the financial condition of the issuer, the credit rating of the instrument and our ability and intent to hold the investment for a period of time which may be sufficient for recovery of the cost basis.  Any losses determined to be other-than-temporary were charged as an impairment loss and recorded in earnings.

For equity securities that do not have readily determinable fair values such as our preferred stock investment, upon the adoption of ASU 2016-01, we measure the investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

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

Fair Value Measurements

The carrying amounts of our financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and amounts due to banks or other lenders, approximate their fair values at June 30, 2019 and 2018.  See “Short-Term and Long-Term Investments” for a discussion of our investments.  Fair values have been determined through information obtained from market sources and management estimates.

We follow the provisions of ASC 820, “Fair Value Measurements and Disclosures” for all financial assets and liabilities as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  ASC 820 defines fair value, establishes a framework for measuring fair value and required specific disclosures about fair value measurements.  Our financial instruments include investments classified as available for sale, mutual funds, fixed deposits and certificate of deposits at June 30, 2019.

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

ASC 820 requires the use of observable market data if such data is available without undue cost and effort.  See Note 9, of the Notes to the Consolidated Financial Statements, “Fair Value Measurements” for further discussion.

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

Intangible Assets

We acquired intangible assets consisting of a Trade Name, Customer/Distributor Relationships in addition to goodwill in connection with the acquisitions of Coord3 and NMS in the third quarter of fiscal 2015 which is considered our CMM reporting unit.  Furthermore, we continue to develop intangibles, primarily software. These assets are susceptible to shortened estimated useful lives and changes in fair value due to changes in their use, market or economic changes, or other events or circumstances.  The amortization periods for customer/distributor relationships, trade name and software are five years, ten years and five years, respectively.

Impairment of Long-Lived Assets Subject to Amortization

Long-lived assets, such as property and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In assessing long-lived assets for impairment, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair values of long-lived assets are determined through various techniques, such as applying expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize, or through the use of a third-party independent appraiser or valuation specialist.

During the fourth quarter of fiscal 2019, due to the impairment indicators discussed in “Goodwill” below, we assessed whether the carrying amounts of our long-lived assets in the CMM reporting unit (the asset group) may not be recoverable and therefore may be impaired. To assess the recoverability, the undiscounted cash flows of the asset group were analyzed over a range of potential remaining useful lives with the customer relationships as the primary asset.  The result was that the asset group carrying value exceeded the sum of the undiscounted cash flows.  After a fair value analysis, we determined that our trade name and customer relationships were impaired. We recorded a non-cash impairment loss related to these definite-lived intangible assets of $1.4 million.  See Note 7, of the Notes to the Consolidated Financial Statements, “Intangible Assets” for further discussion.  There were no impairment indicators for other long-lived assets subject to amortization.

Goodwill

Goodwill is not subject to amortization and is reviewed at least annually in the fourth quarter of each year using data as of March 31 of that year, or earlier if an event occurs or circumstances change and there is an indicator of impairment.  The impairment test consists of comparing a reporting unit’s fair value to its carrying value. A reporting unit is defined as an operating segment or one level below an operating segment.  Goodwill is recorded in our CMM reporting unit.  A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization. Therefore, our stock may trade below our book value and a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges.

Companies have the option to evaluate goodwill impairment based upon qualitative factors similar to the indicators described above.  If it is determined that the estimated fair value of the reporting unit is more likely than not less than the carrying amount, including goodwill, a quantitative assessment is required. Otherwise, no further analysis is necessary.

In a quantitative assessment, the fair value of a reporting unit is determined and then compared to its carrying value. A reporting unit’s fair value is determined based upon consideration of various valuation methodologies, including the income approach and multiples of current and future earnings. In fiscal 2018, we adopted ASU 2017-04 Intangibles – Goodwill and Other; Simplifying the Test for Goodwill Impairment which removes Step 2 of the Goodwill impairment test.  As a result, if the fair value of a reporting unit is less than its carrying value, a goodwill impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

In the fourth quarter of fiscal 2019, we completed our annual goodwill impairment testing. The impairment test consisted of a quantitative assessment due to a decrease in our stock price in the fourth quarter 2019 and uncertainty with future revenue growth primarily due to companies postponing decisions about purchasing new capital goods such as CMMs.  The estimated fair value for the CMM reporting unit was determined using the income approach and the market approach, both of which yielded similar fair values.  With the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate.  We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for the business. Other significant assumptions and estimates used in the income approach include terminal growth rates, future estimates of capital expenditures, and changes in future working capital requirements.  Such projections contain management’s best estimates of economic and market conditions over the projected period.  The discount rate is sensitive to changes in interest rates and other market rates in place at the time the assessment is performed.  The discount rate used in the annual valuation was 16.0% for CMM. With the market approach, fair value is determined based on applying selected pricing multiples to CMM’s historical and expected earnings. The pricing multiples are derived based on the observed pricing multiples for identified comparable publicly traded companies.

Based on the results of the 2019 annual impairment test, the fair value of our CMM reporting unit was less than its carrying value. As a result, we recorded a non-cash goodwill impairment charge of $6.0 million due to the lack of projected growth in the sales of our Off-Line Measurement Solutions. This impairment is not deductible for income tax purposes. The impairment loss is recorded in “Severance, impairment and other charges” on our Consolidated Statements of Operations.  After the impairment charge, the adjusted carrying value of CMM’s goodwill was $1.8 million at June 30, 2019 compared to $8.0 million as of June 30, 2018.  Goodwill is recorded within the CMM reporting unit and foreign currency effects will impact the balance of goodwill in future periods.  Future changes in our estimates or assumptions or in interest rates could have a significant impact on the estimated fair value and result in an additional goodwill impairment charge that could be material to our consolidated financial statements.

Deferred Revenue

Deferred revenue is recognized when billings are issued or deposits received in advance of our satisfaction of specific performance obligations, primarily under our Measurement Solutions.

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and the effects of operating losses and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or future deductibility is uncertain (see Note 20, “Income Taxes” for further discussion).

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

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (ASU 2016-02), which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  In January 2018, the FASB issued Accounting Standards Update No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to elect an optional transition practical expedient to not evaluate land easements under Topic 842.  A modified retrospective transition approach was originally required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements, which created an optional transition method to adopt ASU 2016-02. The optional method is a modified retrospective approach whereby an entity can initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to their opening balance of retained earnings. In March 2019, the FASB issued ASU 2019-01 Leases (Topic 842): Codification Improvements, which clarified three specific issues related to Topic 842. We have performed a detailed analysis of ASU 2016-02 (as amended) and have noted that our leases under ASC 840 substantially all meet the definition of a lease under ASC 842.  Furthermore, we have determined that we will use the modified retrospective approach as our transition method. We anticipate that a ROU asset and lease liability will be recorded at July 1, 2019 between the amounts of $4.0 million to $4.5 million.  We have also implemented new business processes and internal controls in order to properly account for leases under the new standard.  Finally, our disclosure will be enhanced as we provide the required level of detail related to our leasing activities.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions as well as reasonable and supportable forecasts.  In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (ASU 2018-19). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05 Targeted Transition Relief to ASU 2016-13: Financial Instruments – Credit Losses.  ASU 2016-13, as amended, is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years, with early adoption permitted. We do not expect the impact of the adoption of ASU 2016-13 to be material on our consolidated financial statements.

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

In July 2018, the FASB issued Accounting Standards Update No. 2018-09, Codification Improvements (ASU 2018-09), which clarifies, corrects and makes minor improvements to a wide variety of Topics in the Codification.  The amendments make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications.  The transition and effective dates is based on the facts and circumstances of each amendment, including some amendments that will be effective upon issuance of the Update and many of them will be effective for annual periods beginning after December 31, 2018.  For the amendments that were effective upon issuance of the Update, there was no material impact to our consolidated financial statements or disclosures. We are currently evaluating the impact of the remaining amendments of ASU 2018-09 on our consolidated financial statements and disclosures.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under previous U.S. GAAP. In March 2016, the FASB issued the final guidance to clarify the principal versus agent guidance (i.e., whether an entity should report revenue gross or net). In April 2016, the FASB issued final guidance to clarify identifying performance obligation and the licensing implementation guidance. In May 2016, FASB updated implementation of certain narrow topics within ASU 2014-09. Finally, in December 2016, the FASB issued several technical corrections and improvements, which clarified the previously issued standards and corrected unintended application of previous guidance. These standards (collectively “ASC 606”) were effective for annual periods beginning after December 15, 2017 (as amended in August 2015, by ASU 2015-14, Deferral of the Effective Date), and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the applications of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

We adopted the new standard effective July 1, 2018 using the modified retrospective transition method only for the contracts that were open as of June 30, 2018 with the cumulative effect recorded to the opening balance of retained earnings, as adjusted, as of the date of adoption. Results for reporting periods beginning July 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. Under ASC 606, certain of our services are recognized over time instead of at a point in time upon completion of those services as recognized under superseded guidance. Additionally, for our contracts with multiple performance obligations in which the payment terms do not correspond with performance, we are no longer required to limit the revenue recognized for satisfied performance obligations to the amount for which payment is not delayed until the satisfaction of additional performance obligations. Instead, we record revenue for each of the performance obligations as control transfers to the customer, which generally accelerates the revenue recognized for such contracts compared to revenue recognized under superseded guidance. We also capitalize amounts related to certain commissions paid which qualify as costs to obtain a contract. The revenues associated with our Measurement Solutions and Value Added Services that were impacted beginning at July 1, 2018, which were included in the modified transition method adjustment, aggregated to $3.8 million. The net impact on retained earnings, as adjusted, associated with these revenues was an increase of $2,049,000. We have also implemented new business processes and internal controls in order to recognize revenue in accordance with the new standard.

The following table summarizes the cumulative effect of the changes to our Consolidated Balance Sheet as of July 1, 2018 from the adoption of ASC 606 (in thousands):

			Opening
	At June 30,	ASC 606	Balance at
	2018	Adjustments	July 1, 2018
	(As Revised)		(As Revised)
Assets
Unbilled receivables	$-	$1,864	$1,864
Inventories	13,829	(1,350)	12,479
Other current assets	1,327	49	1,376

Liabilities and Shareholders' Equity
Deferred revenue	9,430	(1,976)	7,454
Long-Term Deferred Income Tax Liability	638	490	1,128
Retained earnings	567	2,049	2,616

Under the modified retrospective method of adoption, we are required to disclose in the first year of adoption the hypothetical impact to our financial statements as if we had continued to follow our accounting policies under ASC 605 for the period.  See Note 3, of the Notes to the Consolidated Financial Statements, “Revenue from Contracts with Customers” for a summary of the impact as of and for the twelve months ended June 30, 2019.

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09), which provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a stock-based payment award. We adopted ASU 2017-09 on July 1, 2018.  Adoption of this standard did not have a material impact on our consolidated financial statements.

Revision of Previously Issued Financial Statements

During the fourth quarter of fiscal 2019, an error was identified related to the accounting for our deferred tax liabilities associated with certain amortizable intangible assets acquired in 2015.  The error relates to not appropriately reducing the associated deferred tax liabilities for the tax effect of amortization on the intangible assets since 2016.  The error was immaterial to our previously issued financial statements, but the cumulative correction would have had a material effect on the 2019 financial statements.  Accordingly, the results for the years ended June 30, 2018 and 2017 have been adjusted to incorporate the revised amounts, where applicable.

The following table summarizes the effect of this revision of our Consolidated Balance Sheets as of June 30, 2018 and 2017, (in thousands):

	Year ended June 30, 2018			Year ended June 30, 2017
	In Thousands			In Thousands

	As Previously		As	As Previously		As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised

ASSETS

Total Assets	$74,204	$-	$74,204	$70,615	$-	$70,615

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities	25,838	-	25,838	28,155	-	28,155

Long-Term Deferred Taxes	1,717	(1,079)	638	871	(820)	51
Long-Term Taxes Payable and Other Long-Term Liabilities	1,051		1,051	1,754	-	1,754

Total Liabilities	28,606	(1,079)	27,527	30,780	(820)	29,960

Shareholders' Equity
Preferred stock - no par value	-	-	-	-	-	-
Common stock, $0.01 par value	96	-	96	94	-	94
Accumulated other comprehensive income (loss)	(2,098)	2	(2,096)	(2,721)	-	(2,721)
Additional paid-in capital	48,110	-	48,110	46,688	-	46,688
Retained (deficit) earnings	(510)	1,077	567	(4,226)	820	(3,406)
Total shareholders' equity	45,598	1,079	46,677	39,835	820	40,655

Total Liabilities and Shareholders' Equity	$74,204	$-	$74,204	$70,615	$-	$70,615

The following table summarizes the effect of this revision of our Consolidated Statement of Operations for the twelve months ended June 30, 2018 and 2017, (in thousands):

	Year ended June 30, 2018			Year ended June 30, 2017
	(In Thousands Except Per Share Amounts)			(In Thousands Except Per Share Amounts)

	As Previously		As	As Previously		As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised

Net Sales	$84,693	$-	$84,693	$77,947	$-	$77,947
Cost of Sales	52,693	-	52,693	50,178	-	50,178
Gross Profit	32,000	-	32,000	27,769	-	27,769

Operating Expenses	27,052	-	27,052	25,950	-	25,950

Operating Income	4,948	-	4,948	1,819	-	1,819

Other Income and (Expense)	(459)	-	(459)	(557)	-	(557)

Income Before Income Taxes	4,489	-	4,489	1,262	-	1,262

Income Tax Benefit (Expense)	(773)	257	(516)	(1,430)	253	(1,177)

Net Income	$3,716	$257	$3,973	$(168)	$253	$85

Income Per Common Share
Basic	$0.39	$0.03	$0.42	$(0.02)	$0.03	$0.01
Diluted	$0.39	$0.02	$0.41	$(0.02)	$0.03	$0.01

Weighted Average Common Shares Outstanding
Basic	9,469	-	9,469	9,382	-	9,382
Dilutive effect of stock options	110	-	110	-	-	-
Diluted	9,579	-	9,579	9,382	-	9,382

As a result of the above revisions, Total Comprehensive Income (Loss) was increased from $4,339 to $4,598 for the fiscal year ended June 30, 2018 and from $331 to $584 for the fiscal year ended June 30, 2017.

The consolidated statements of cash flows are not presented because there is no impact on total cash flows from operating activities, investing activities and financing activities.  Certain components of net cash provided by operating activities changed, as caused by the revision, but the net change amounted to zero for the fiscal year ended June 30, 2018.

2.Information About Major Customers

Our sales efforts for in-line and near-line products are led by account teams that focus on automotive Original Equipment Manufacturers. These products are typically purchased for installation in connection with retooling programs undertaken by these companies.  Because sales are dependent on the timing of customers’ retooling programs, sales by customer vary significantly from year to year, as do our largest customers.

For the fiscal years 2019 and 2018, approximately 32% and 41%, respectively, of our “Net Sales” on our Consolidated Statements of Operations were derived from sales directly to our four largest automotive end-user customers.  We also sell to manufacturing line builders, system integrators or assembly equipment manufacturers, who in turn sell to our automotive customers.  For the fiscal years 2019 and, 2018, approximately 9% and 7%, respectively, of Net Sales were to manufacturing line builders, system integrators and original equipment manufacturers for the benefit of the same four largest automotive end user customers in each respective year.  During the fiscal years ended June 30, 2019 and 2018, direct sales to Volkswagen Group accounted for approximately 13% and 15%, respectively, and direct sales to General Motors Company accounted for approximately 11% and 17%, respectively of our Net Sales.

3.Revenue from Contracts with Customers

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

See Note 21, of the Notes to the Consolidated Financial Statements, “Segment and Geographic Information” for revenue by geography and product line.

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

The following table summarizes these two categories for the twelve months ended June 30, 2019 (in thousands):

Twelve Months Ended
Timing of Revenue Recognition	June 30, 2019
Goods transferred at a point of time	$57,784
Services transferred over time	19,038
Total Net Sales	$76,822

Remaining Performance Obligations

The estimated recognition of our remaining unsatisfied performance obligations beyond one year is as follows (in thousands):

Years Ending June 30,	Amount
2021	$780
2022	114
2023	-
2024	-
after 2024	-
Total	$894

Contract Balances

Current balances of our contract balances are as follows (in thousands):

Balance Sheet Account	June 30, 2019	July 1, 2018	Increase / (Decrease)
Unbilled receivables	$5,394	$1,864	$3,530
Deferred revenue	(6,649)	(7,454)	805
Net Unbilled receivables / (Deferred revenue)	$(1,255)	$(5,590)	$4,335

The change in our net Unbilled receivables / (Deferred revenue) from July 1, 2018 to June 30, 2019 was primarily due to the amount of revenue recognized as we satisfied performance obligations during the twelve months ended June 30, 2019, partially offset by the amount and timing of invoicing during that same period related to our Measurement Solutions and 3D Scanning Solutions. During the twelve months ended June 30, 2019, we recognized revenue of $5,454,000 that was included in “Deferred revenue” at July 1, 2018.

Financial Statement Impact of Adopting ASC 606

The following table summarizes the cumulative effect of the changes to our unaudited Consolidated Balance Sheet as of June 30, 2019 from the adoption of ASC 606 (in thousands, except per share amount):

	As reported		Balances
	June 30,	ASC 606	without adoption
	2019	Adjustments	of ASC 606
ASSETS
Current Assets
Cash and cash equivalents	$4,585	$-	$4,585
Short-term investments	1,431		1,431
Receivables:
Billed receivables, net	27,449	-	27,449
Unbilled receivables, net	5,394	(5,394)	-
Other receivables	200	-	200
Inventories, net	10,810	3,970	14,780
Other current assets	1,529	(165)	1,364
Total current assets	51,398	(1,589)	49,809

Property and Equipment, Net	6,538	-	6,538
Goodwill	1,741	-	1,741
Intangible assets, Net	1,816	-	1,816
Long-Term Investment	725	-	725
Long-Term Deferred Income Tax Assets	620	333	953

Total Assets	$62,838	$(1,256)	$61,582

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit and short-term notes payable	$-	$-	$-
Accounts payable	7,397	-	7,397
Accrued liabilities and expenses	3,609	-	3,609
Accrued compensation	1,646	-	1,646
Current portion of taxes payable	320	-	320
Income taxes payable	536	-	536
Reserves for restructuring and other charges	44	-	44
Deferred revenue	6,649	2,489	9,138
Total current liabilities	20,201	2,489	22,690

Long-Term Taxes Payable	114	-	114
Long-Term Deferred Income Tax Liability	41	-	41
Other Long-Term Liabilities	556	-	556
Total Liabilities	$20,912	$2,489	$23,401

Shareholders' Equity
Preferred stock	-	-	-
Common stock	97	-	97
Accumulated other comprehensive loss	(3,079)	-	(3,079)
Additional paid-in capital	49,083	-	49,083
Retained deficit	(4,175)	(3,745)	(7,920)
Total Shareholders' Equity	$41,926	$(3,745)	$38,181

Total Liabilities and Shareholders' Equity	$62,838	$(1,256)	$61,582

The following table summarizes the effect on our unaudited Consolidated Statement of Operations for the twelve months ended June 30, 2019 of adopting ASC 606 (in thousands):

	As reported
	Twelve Months Ended	ASC 606	Balances without
	June 30, 2019	Adjustments	adoption of ASC 606
Net Sales	$76,822	$(4,043)	$72,779
Cost of Sales	49,630	(2,506)	47,124
Gross Profit	27,192	(1,537)	25,655

Operating Expenses
Selling, general and administrative	18,980	2	18,982
Engineering, research and development	8,040	-	8,040
Severance, impairment and other charges	6,930	-	6,930
Total operating expenses	33,950	2	33,952

Operating (Loss) Income	(6,758)	(1,539)	(8,297)

Other Income and (Expenses)
Interest expense, net	(252)	-	(252)
Foreign currency loss, net	(90)	-	(90)
Other income (expenses), net	97	-	97
Total other income and (expenses)	(245)	-	(245)

(Loss) Income Before Income Taxes	(7,003)	(1,539)	(8,542)

Income Tax (Expense) Benefit	212	(157)	55

Net (Loss) Income	$(6,791)	$(1,696)	$(8,487)

4.Allowance for Doubtful Accounts

Changes in our allowance for doubtful accounts are as follows (in thousands):

	Beginning			Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2019	$404	$219	$(82)	$541
Fiscal year ended June 30, 2018	$253	$195	$(44)	$404
Fiscal year ended June 30, 2017	$269	$22	$(38)	$253

5.Inventory

Inventory, net of reserves of $1,778,000 and $2,115,000 at June 30, 2019 and June 30, 2018, respectively, is comprised of the following (in thousands):

	June 30, 2019	June 30, 2018
Component parts	$5,229	$5,156
Work in process	1,383	3,525
Finished goods	4,198	5,148
Total	$10,810	$13,829

Changes in our reserve for obsolescence is as follows (in thousands):

	Beginning	Costs and		Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2019	$2,115	$204	(541)	$1,778
Fiscal year ended June 30, 2018	$1,918	$785	$(588)	$2,115
Fiscal year ended June 30, 2017	$1,608	$375	$(65)	$1,918

6.Goodwill

Our goodwill balance as of June 30, 2019 and 2018 is as follows (in thousands):

	2019	2018
Balance at beginning of year	$7,985	$7,793
Impairment	(6,020)	-
Impact of foreign currency	(224)	192
Balance at end of year	$1,741	$7,985

Based on the results of the 2019 annual impairment test, the fair value of our CMM reporting unit was less than its carrying value. As a result, we recorded a non-cash goodwill impairment charge of $6.0 million due to the lack of projected revenue growth in the sales of our Off-Line Measurement Solutions. The lack of growth in the sales of our Off-Line Measurement Solutions is primarily due to companies postponing decisions about purchasing new capital goods such as CMMs.  This impairment is not deductible for income tax purposes. The impairment loss is recorded in “Severance, impairment and other charges” on our Consolidated Statements of Operations.  After the impairment charge, the adjusted carrying value of CMM’s goodwill was $1.8 million as of June 30, 2019 compared to $8.0 million as of June 30, 2018.

7.Intangible Assets

Our other intangible assets as of June 30, 2019 and 2018 are as follows (in thousands):

	June 30, 2019					June 30, 2018
	Gross		Impact of		Net	Gross		Net
	Carrying	Impairments	foreign	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount		currency	Amortization	Amount	Amount	Amortization	Amount
Customer/Distributor Relationships	$3,249	$(589)	$(7)	$(2,653)	$-	$3,329	$(2,219)	$1,110
Trade Name	2,523	(795)	(8)	(1,059)	661	2,586	(862)	1,724
Software	1,902	-	-	(747)	1,155	1,490	(504)	986
Other	-	-	-	-	-	124	(124)	-
Total	$7,674	$(1,384)	$(15)	$(4,459)	$1,816	$7,529	$(3,709)	$3,820

In the fourth quarter of fiscal 2019, due to impairment indicators, we assessed whether the carrying amounts of our long-lived assets in the CMM reporting unit (asset group) may not be recoverable and therefore may be impaired.  To assess the recoverability, the undiscounted cash flows of the asset group were analyzed over a range of potential remaining useful lives with the customer relationships as the primary asset.  The result was that the asset group carrying value exceeded the sum of the undiscounted cash flows. After a fair value analysis, we determined our trade name and customer relationships were not recoverable and were impaired.  As a result, we recorded a non-cash definite-lived asset impairment loss of $0.6 million and $0.8 million, respectively, for the Customer/Distributor Relationship and Trade Name intangible assets, which is recorded in “Severance, impairment and other charges” on our Consolidated Statement of Operations.  We also reviewed the remaining useful life of our Trade Name and determined that no significant change was necessary.

The impairment was determined by comparing the fair value of each of the intangible assets to their respective carrying value.  The fair value of the trade name was determined using the relief from royalty method and the fair value of the customer relationships was determined using the income approach.

Amortization expense for the fiscal years ended June 30, 2019 and 2018 was $956,000 and $1,168,000, respectively.

The estimated amortization of the remaining intangible assets by year is as follows (in thousands):

Years Ending June 30,	Amount
2020	344
2021	352
2022	388
2023	354
2024	300
after 2024	78
$1,816

Collectively, the weighted average amortization period of intangible assets subject to amortization is approximately 5.3 years.  The intangible assets, except for software, are amortized over the period of economic benefit or on a straight-line basis.  Software is amortized based on forecasted utilization over the economic life of the software program.

8.Short-Term and Long-Term Investments

As of June 30, 2019, and 2018, we held restricted cash in short-term bank guarantees.  The restricted cash provides financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income. As of June 30, 2019, and June 30, 2018 we had short-term bank guarantees of $258,000 and $166,000, respectively.

At June 30, 2019, we held a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The investment does not have a readily determinable fair value.  Upon the adoption of ASU 2016-01, the preferred stock investment is recorded at $725,000 after consideration of impairment charges recorded in fiscal 2008 and 2009.  In fiscal 2019, there were no changes to the carrying value of the investment resulting from observable price changes in orderly transactions for an identical or similar investment in the issuer.

The following table presents our Short-Term and Long-Term Investments by category at June 30, 2019 and 2018 (in thousands):

	June 30, 2019
Short-Term Investments	Cost	Fair Value or Carrying Value
Bank Guarantees	$258	$258
Mutual Funds	-	-
Time/Fixed Deposits	1,173	1,173
Total Short-Term Investments	$1,431	$1,431

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	$3,700	$725

Total Investments	$5,131	$2,156

	June 30, 2018
Short-Term Investments	Cost	Fair Value or Carrying Value
Bank Guarantees	$166	$166
Mutual Funds	23	23
Time/Fixed Deposits	688	688
Total Short-Term Investments	$877	$877

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	$3,700	$725

Total Investments	$4,577	$1,602

9.Fair Value Measurements

We follow the provisions of ASC 820, “Fair Value Measurements and Disclosures” for all financial assets and liabilities as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  ASC 820 defines fair value, establishes a framework for measuring fair value and required specific disclosures about fair value measurements.  Our financial instruments include investments classified as available for sale, mutual funds, fixed deposits and certificate of deposits at June 30, 2019.

ASC 820 establishes a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our assumptions of market participant valuation (unobservable inputs).  These two types of inputs create the following fair value hierarchy:

(1)	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.
(2)

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

(3)	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable and reflect management’s estimates and assumptions.

ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

The following table presents our investments at June 30, 2019 and 2018 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820 (in thousands).  The fair value of our short-term investments approximates their cost basis.

Description	June 30, 2019	Level 1	Level 2	Level 3
Mutual funds	$-	$-	$-	$-
Time/Fixed Deposits and Bank Guarantees	1,431	-	1,431	-
Total	$1,431	$-	$1,431	$—

Description	June 30, 2018	Level 1	Level 2	Level 3
Mutual funds	$23	$23	$-	$-
Time/Fixed Deposits and Bank Guarantees	854	-	854	-
Total	$877	$23	$854	$-

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.  During fiscal year 2018, we did not record any other-than-temporary impairments on our financial assets required to be measured on a recurring basis.

We also measure certain assets and liabilities at fair value on a nonrecurring basis.  These assets are tested for impairment when events or circumstances occur which may indicate that the derived fair value is below carrying cost or on an annual basis in accordance with applicable GAAP.  For these assets, we do not periodically adjust carrying value fair value except in the event of an impairment.  The fair value of assets and liabilities measured on a nonrecurring basis are classified in the fair value hierarchy in the table below (in thousands):

Description	June 30, 2019	Level 1	Level 2	Level 3
Goodwill	$1,741	$-	$-	$1,741
Trade Name	661	-	-	661
Total	$2,402	$-	$-	$2,402

Based on the results of the 2019 annual impairment test, the fair value of our CMM reporting unit was less than its carrying value. As a result we recorded a non-cash goodwill impairment charge of $6.0 million in the CMM reporting unit, primarily due to the lack of growth in the sales of our off-line product line, principally from the on-going trade war as companies are postponing decisions about purchasing new capital goods such as CMMs.  This impairment is not deductible for income tax purposes. The impairment loss is recorded in “Severance, impairment and other charges” on our Consolidated Statements of Operations.  After the impairment charge, the adjusted carrying value of CMM’s goodwill was $1.8 million as of June 30, 2019 compared to $8.0 million as of June 30, 2018.

The fair value of goodwill was determined using a combination of the income approach and the market approach.  The fair value of the Trade Name was determined using the relief from royalty method.  In addition, as described in Note 7 – “Intangible Assets Subject to Amortization”, the Company also fully impaired its Customer Relationships, the fair value of which was determined using the income approach.

There were no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2018.

10.Warranties

Changes to our warranty reserve, which is part of “Accrued liabilities and expenses” on our Consolidated Balance Sheet, are as follows (in thousands):

	Beginning	Accruals -	Settlements/Claims	Effect of Foreign	Ending
	Balance	Current Year	(in cash or in kind)	Currency	Balance
Fiscal year ended June 30, 2019	$391	$660	$(709)	$(1)	$341
Fiscal year ended June 30, 2018	$548	$844	$(1,006)	$5	$391
Fiscal year ended June 30, 2017	$370	$631	$(453)	$-	$548

11.Property and Equipment

Our property and equipment consisted of the following as of June 30, 2019 and 2018 (in thousands):

	June 30, 2019	June 30, 2018
Building and Land	$7,647	$7,844
Machinery and Equipment	11,616	14,578
Furniture and Fixtures	1,286	1,060
Total Property and Equipment, gross	20,549	23,482
Less: Accumulated Depreciation	(14,011)	(16,869)
Total Property and Equipment, net	$6,538	$6,613

Depreciation expense for the years ended June 30, 2019 and 2018 was $1,072,000 and $1,108,000, respectively.

12.Severance, Impairment and Other Charges

During the third quarter of fiscal 2016, we announced a financial improvement plan that resulted in a reduction in global headcount of approximately 11%.  This plan was implemented to re-align our fixed costs with our near-to mid-term expectations for our business.  By the end of fiscal 2018, we had completed the plan that was announced.

In January 2018, a judge in a trade secrets case brought by Perceptron granted the defendants’ motions for recovery of their attorney fees (see Note 16, of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies – Legal Proceedings” for further discussion relating to this matter).  A charge in the amount of $675,000 was recorded as a liability in the second quarter of fiscal 2018.  We appealed this court decision. In January 2019, we settled with the defendants and ended our appeal in return for a net payment due to them in the amount of $66,000. As a result, in the second quarter of fiscal 2019, we adjusted our accrual.

In fiscal 2019, we announced that in reaction to short-term revenue trends, we had implemented a plan to reduce fixed costs, including position eliminations and headcount reductions.  Cash pre-tax charges related to the actions are approximately $0.1 million.

During the fourth quarter of fiscal 2019, we completed our annual goodwill impairment test (see Note 1, of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Goodwill” and Note 6 – “Goodwill” for further discussion) and as a result, recorded an impairment charge in the amount of $6,020,000.  Furthermore, there were indications of impairment of some of our intangible assets (see Note 1, of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Intangible Assets” and Note 7, of the Notes to the Consolidated Financial Statements, “Intangible Assets” for further discussion) and as a result, recorded an impairment charge of $1,384,000.

The charges recorded as Severance, Impairment and Other Charges are as follows (in thousands):

	Fiscal Years Ended June 30,
	2019	2018
Severance and Related Costs	$135	$(13)
Court Award / Settlement	(609)	675
Receivable and Inventory Write-Off	-	(59)
Impairments of Goodwill and Intangible Assets	7,404	-
Total	$6,930	$603

Severance expense for the fiscal year ended June 30, 2019 was associated with headcount reductions at our U.S. (expense of $125,000) and Germany (expense of $10,000) locations.

Severance expense for the fiscal year ended June 30, 2018 was associated with adjustments at our China (income of $15,000) and U.S. (expense of $2,000) locations as we reached final settlements related to several individuals impacted by the reduction in force. In fiscal 2018, there was a recovery of certain previously written off receivable balances, and the recognition in 2018 that certain inventory previously written off could be used.

The following table reconciles the activity for the Reserve for Restructuring and Other Charges (in thousands):

	2019	2018
Balance at beginning of year	$675	$1,113
Accruals - Severance Related	135	(13)
Accruals / Adjustments - Court Award / Settlement	(609)	675
Payments	(157)	(1,100)
Balance at end of year	$44	$675

The remaining balance as of June 30, 2019 is the accrual for the reduction in force in the U.S. and is expected to be paid out within the next fiscal quarter.

13.Credit Facilities

We had no borrowings outstanding under our lines of credit and short-term notes payable at June 30, 2019 compared to $175,000 outstanding at June 30, 2018.

On December 4, 2017, we entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either Perceptron or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by our U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers, and subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million.  At June 30, 2019, our additional available borrowing under this facility was approximately $4.2 million.  Security for the Loan Agreement is substantially all of our assets in the U.S.  Interest is calculated at 2.65% above the 30-day LIBOR Rate.  We are not allowed to pay cash dividends under the Loan Agreement. We had no borrowings outstanding under the Loan Agreement at June 30, 2019.

Prior to December 4, 2017, we were party to an Amended and Restated Credit Agreement with Comerica Bank. On December 4, 2017, in connection with entering into the Loan Agreement, we repaid in full and terminated our Amended and Restated Credit Agreement with Comerica Bank and related documents.  There were no prepayment fees payable in connection with the repayment of the loan.

During the third quarter of fiscal 2016, our Italian subsidiary, Coord3, exercised an option to purchase their current manufacturing facility.  The last principal payment of €15,000 (equivalent to approximately $17,000) was paid during the fourth quarter of fiscal 2019 at a 7.0% annual interest rate.

Our Brazilian subsidiary (“Brazil”) has a credit line and overdraft facility with their local bank.  Brazil can borrow a total of B$300,000 (equivalent to approximately $78,000).  This Brazil facility is cancelable at any time by either Brazil or the bank and any amount then outstanding would become immediately due and payable.  The monthly interest rate for the current facility is 12.0%.  We had no borrowings under these facilities at June 30, 2019 and 2018, respectively.

14.Current and Long-Term Taxes Payable

We acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

15.Other Long-Term Liabilities

Other long-term liabilities at June 30, 2019 and 2018 include $556,000 and $601,000, respectively for long-term contractual and statutory severance liabilities acquired as part of the purchase of Coord3 that represent amounts that will be payable to employees upon termination of employment.

16.Commitments and Contingencies

Leases

We lease building space, office equipment and motor vehicles under operating leases.  Lease terms generally cover periods from two to five years and may contain renewal options. The following is a summary, as of June 30, 2019, of the future minimum annual lease payments required under our operating leases having initial or remaining non-cancelable terms in excess of one year (in thousands):

Years Ending June 30,	Minimum Rentals
2020	$834
2021	711
2022	492
2023	398
2024 and beyond	1,888
$4,323

Rental expenses for operating leases in the fiscal years ended June 30, 2019 and 2018 were $845,000 and $884,000, respectively.

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

In May 2017, a judge in a trade secrets case brought by Perceptron granted the defendants’ motions for summary disposition.  Furthermore, in January 2018 the judge granted the defendants’ motions for recovery of their attorney fees in the amount of $675,000, plus interest.  In the second quarter of fiscal 2018, we recorded a charge in the amount of $675,000 relating to this matter. We appealed this court’s decision to grant summary disposition and the award of the attorney fees. In January 2019, we settled with the defendants and ended our appeal in return for a net payment due to them in the amount of $66,000. As a result, in the second quarter of fiscal 2019, we adjusted our accrual and paid the settlement amount in the third quarter of fiscal 2019 (see Note 12, of the Notes to the Consolidated Financial Statements, ‘Severance, Impairment and Other Charges’ for further discussion).

Loss Contingencies

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

In the fourth quarter of fiscal 2019, we identified a potential concern regarding the residency status of certain U.S. employees as it relates to payroll taxes and withholdings in their country of residency.  We estimated the range of correcting this issue, including interest and penalties to range from $0.2 million to $0.3 million.  We are not able to reasonably estimate the amount within this range that we would be required to pay for this matter.  As a result, we recorded a reserve of $0.2 million representing the minimum amount we estimated would be paid.

17. 401(k) Plan

We have a 401(k) tax deferred savings plan that covers all eligible employees based in the U.S.  As part of our financial improvement plan announced in the third quarter of fiscal 2016, we ceased making discretionary contributions at that time.  In December 2016, we reinstated discretionary contributions which we expect to continue into our fiscal year 2020. Our contributions during fiscal years 2019 and 2018   were $402,000 and $281,000, respectively.

18.Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan for all U.S.-based employees meeting certain eligibility criteria.  Under the Plan, eligible employees may purchase shares of our common stock at 85% of the market value at the beginning of a six-month election period.  Purchases are limited to 10% of an employee's eligible compensation and the shares purchased are restricted from being sold for one year from the purchase date.  At June 30, 2019, 123,040 shares remained available under the Plan.

Activity under this Plan is shown in the following table (in thousands, except per share amount):

	Purchase Period Ended
	June 30,
	2019	2018
Non-cash stock-based compensation expense	$10	$10
Common shares purchased	1	5
Average purchase price per share	$8.26	$5.95

19.Stock-Based Compensation

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

We recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $390,000 and $336,000 for the fiscal years ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the total remaining unrecognized compensation cost related to non-vested stock-based compensation amounted to $129,000.  We expect to recognize this cost over a weighted average vesting period of 1.2 years.

We received $318,000 in cash from option exercises under all stock option payment arrangements for the twelve months ended June 30, 2019.  The actual tax benefit realized related to tax deductions for non-qualified options exercised and disqualifying dispositions under all stock option payment arrangements totaled approximately $160,000 for fiscal 2019.

Activity under these Plans is shown in the following tables:

	Fiscal Year 2019			Fiscal Year 2018
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value (1)		Exercise	Value (1)
Shares subject to option	Shares	Price	($000)	Shares	Price	($000)
Outstanding at beginning of period	635,036	$7.02		622,636	$7.26

New Grants (based on fair value of common stock at dates of grant)	8,000	$8.28		100,000	$7.95
Exercised	(55,445)	$5.73		(52,000)	$8.81
Expired	(10,900)	$3.63		(34,000)	$9.99
Forfeited	(9,570)	$7.78		(1,600)	$10.55

Outstanding at end of period	567,121	$7.22	$-	635,036	$7.02	$2,269
Exercisable at end of period	436,953	$7.16	$-	384,805	$6.87	$1,445
(1)

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.  The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2019 and 2018 were $160,000 and $87,000, respectively.  The total fair value of shares vested during the fiscal years ended June 30, 2019 and 2018 were $413,000 and $400,000, respectively.

The estimated fair value as of the date options were granted during the periods presented using the Black-Scholes option-pricing model, was as follows:

	2019	2018
Weighted average estimated fair value per
share of options granted during the period	$3.91	$3.96
Assumptions:
Dividend yield	-	-
Common stock price volatility	43.50%	49.01%
Risk free rate of return	2.56%	1.81%
Expected option term (in years)	6.6	5.4

The following table summarizes information about stock options at June 30, 2019:

			Options Outstanding			Options Exercisable
				Weighted	Weighted		Weighted
				Average	Average		Average
				Remaining	Exercise		Exercise
Range of Exercise Prices			Shares	Contractual Life	Price	Shares	Price
$2.80	to	$4.87	20,000	6.88	$4.87	20,000	$4.87
5.70	to	8.81	508,121	6.83	$7.00	377,953	$6.86
8.94	to	14.01	39,000	4.26	$11.26	39,000	$11.26
$2.80	to	14.01	567,121	6.65	$7.22	436,953	$7.16

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

The grant date fair value associated with the restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of our Common Stock on the grant date authorized by our MDCSOC, multiplied by the number of restricted stock and restricted stock unit award expected to be issued and vested and is amortized over the combined performance and service periods. The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the fiscal years ended June 30, 2019 and 2018 was $244,000 and 186,000, respectively.  As of June 30, 2019, the total remaining unrecognized compensation cost related to restricted stock and restricted stock unit awards is approximately $286,000.  We expect to recognize this cost over a weighted average vesting period of 1.8 years.

A summary of the status of restricted stock and restricted stock unit awards issued at June 30, 2019 is presented in the table below:

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2018	77,570	$7.77
Granted	51,650	7.21
Vested	(25,857)	7.77
Forfeited or expired	(9,943)	7.44
Nonvested at June 30, 2019	93,420	$7.49

Performance Stock Units

During the second quarter of fiscal 2019, our MDCSOC granted certain employees Performance Share Units (“PSUs”) as part of the Fiscal Year 2019 Long-Term Incentive Compensation Plan. The Performance Measures were defined by the MDCSOC as a specific Target level of Revenue and Operating Income Before Incentive Compensation for each of the following: plan year 2019 (October 1, 2018 to September 30, 2019), fiscal year 2020 and fiscal year 2021. Up to one-third of the PSUs can be earned each year, determined based upon actual performance levels achieved in that year. One half of the award earned each year is based upon the achievement of the two Performance Targets in that year, provided that a minimum level of Operating Income Before Incentive Compensation is achieved for that year. The actual award level for each year can range from 50% to 150% (for Revenue Target) or 75% to 200% (for Operating Income Target) of the target awards depending on actual performance levels achieved in each year compared to that year’s target. If Operating Income Before Incentive Compensation is less than 75% of the targeted Operating Income Before Incentive Compensation for the year, then no PSU’s will vest for that year and the PSU’s vesting that year will expire.

During the second quarter of fiscal 2018, the MDCSOC granted certain employees PSUs as part of the Fiscal Year 2018 Long-Term Incentive Compensation Plan.  For fiscal 2018, actual Revenue and Operating Income Before Incentive Compensation exceeded the Fiscal Year 2018 Targets, resulting in 161.5% of the target level of PSU’s vesting.

At this time, we estimate that the level of actual performance as measured against the Operating Income Before Incentive Compensation target levels will be less than 75% for the fiscal year and plan year of 2019, the threshold performance level for the vesting of these awards in fiscal 2019.  Therefore, no non-cash stock-based compensation expense has been recorded for performance share unit awards for fiscal year 2019.  The non-cash stock-based compensation expense recorded for performance share unit awards for the fiscal years ended June 30, 2018 was $165,000.  As of June 30, 2019, the total remaining unrecognized compensation cost related to performance share unit awards is approximately $355,000. We expect to recognize this cost over a weighted average vesting period of 1.4 years.

Board of Directors Fees

Our Board of Directors’ fees are typically payable in cash on September 1, December 1, March 1, and June 1 of each fiscal year; however, under our 2004 Plan each director can elect to receive our stock in lieu of cash on a calendar year election. Each of our Directors elected cash for the calendar year of 2018 and a combination of cash and stock for calendar year of 2019. We issued 15,328 shares to our directors and recorded expense of $68,000.

Available Shares

At June 30, 2019, the 2004 Plan had 793,797 shares available for future grants.

20.Income Taxes

(Loss) income from our operations before income taxes for U.S. and foreign operations was as follows (in thousands):

	2019	2018
U.S.	$(661)	$2,228
Foreign	(6,342)	2,261
Total	$(7,003)	$4,489

The income tax (provision) benefit reflected in the statement of income consists of the following (in thousands):

	2019	2018
		(As Revised)
Current (provision) benefit:
U.S. Federal, State & Other	$305	$(75)
Foreign	(289)	(1,213)
Deferred taxes
U.S.	(274)	308
Foreign	470	464
Total (provision) benefit	$212	$(516)

The components of deferred taxes were as follows (in thousands):

	2019	2018
		(As Revised)
Benefit of net operating losses	$8,749	$7,334
Tax credit carry-forwards	6,776	7,475
Deferred revenue	781	1,668
Impaired investment	691	677
Property and intangible assets	436	61
Other	1,390	1,885
Deferred tax asset	18,823	19,100
Valuation allowance	(17,976)	(17,845)
Total deferred tax assets	847	1,255
Deferred tax liabilities - basis difference and amortization	(268)	(838)
Net deferred taxes	$579	$417

The reconciliation of income tax rate to effective tax rate was as follows (in thousands):

	2019	2018
		(As Revised)
Provision at U.S. statutory rate	21.0%	28.1%
Net effect of taxes on foreign activities	(7.2%)	2.7%
Tax effect of U.S. permanent differences	(5.8%)	0.5%
State taxes and other, net	(4.1%)	0.2%
Stock-based compensation	0.1%	1.3%
Other	0.0%	(6.2%)
Valuation allowance	(1.0%)	(15.1%)
Effective tax rate	3.0%	11.5%

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted by the U.S. The Act implements comprehensive tax legislation which, among other changes, reduces the federal statutory corporate tax rate from 35% to 21% and implements a territorial tax system that eliminates the ability to credit certain foreign taxes.

As we have a June 30 fiscal year end, the lower income tax rates were phased in, resulting in a blended rate for fiscal 2018 and a 21% rate for years thereafter. Based on the provisions of the Act, we re-measured our U.S. deferred tax assets and related valuation allowance at the date of enactment.  The re-measurement of U.S. deferred tax assets and related valuation allowance at the lower enacted corporate tax rate resulted in a net change of zero.

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

We completed our evaluation and related calculations related to the Transition Tax during the second quarter of fiscal 2019, which confirmed our previous conclusion that our foreign tax credits would completely offset any tax calculated. As a result, we have not made any cash payments related to the Transition Tax.

At June 30, 2019, we had net operating loss carry-forwards for U.S. federal income tax purposes of $29.4 million; $26.8 million that expire in the years 2021 through 2035 and $2.6 million that will carry forward indefinitely.  We also had tax credit carry-forwards of $6.8 million of which $4.6 million expire in the years 2020 through 2034.  Included in the U.S. federal net operating loss carry-forward is $8.3 million from the exercise of employee stock options, the tax benefit of which was recognized on July 1, 2017 in accordance with ASU 2016-09.  A corresponding valuation allowance was also recorded.

Our deferred tax assets are substantially represented by the tax benefit of U.S. net operating losses “(NOL’s”), tax credit carry-forwards and the tax benefit of future deductions represented by timing differences for deferred revenue, inventory obsolescence, allowances for bad debts, warranty expenses and unrealized losses on investments.  We assess the realizability of the NOL’s and tax credit carry-forwards based on a number of factors including our net operating history, the volatility of our earnings, our accuracy of forecasted earnings for future periods and the general business climate.  Our deferred tax liability is substantially represented by the basis difference in the Coord3 intangible assets acquired.

As of the end of our fiscal year 2016, we had been in a three-year cumulative loss position in the U.S., therefore, at that time, we determined that it was not more likely than not that any of our U.S. deferred tax assets would be realized as benefits in the future.  Accordingly, we established a full valuation allowance against our U.S. net deferred tax assets as of June 30, 2017 and this valuation allowance remains at June 30, 2019.  Additionally, during fiscal years 2017 and 2018, we established full valuation allowances against our Germany, Japan, Singapore and Brazil net deferred tax assets for similar reasons.  While our U.S. and Germany locations had pre-tax income during fiscal year 2018 and 2019, however, we have determined that it remains more likely than not that of our deferred tax assets, except for the U.S. AMT credit, will not be realized as benefits in the future in these jurisdictions.  The net change in the total valuation allowance for the fiscal years ended June 30, 2019 and 2018 was ($131,000) and ($1,254,000), respectively.

On June 30, 2019 and 2018, we had $234,000 and $73,000 of unrecognized tax benefits and reserves for uncertain tax positions that would affect the effective tax rate if recognized absent valuation considerations. Our policy is to classify interest and penalties related to uncertain tax positions as interest expense and income tax expense, respectively.  As of June 30, 2019, there was $261,000 of accrued interest and penalties related to uncertain tax positions recorded on our Consolidated Balance Sheets and Consolidated Statements of Operations.  For U.S. federal income tax purposes, the tax years 2016 through 2019 remain open to examination by government tax authorities.  For German income tax purposes, tax years 2015 through 2019 remain open to examination by government tax authorities.  For our China income tax purposes, tax years 2016 through 2019 remain open to examination by government tax authorities generally.

The aggregate changes in the balance of unrecognized tax benefits and uncertain tax positions were as follows (in thousands):

2019
Balance, at June 30, 2018	$73
Increases for tax positions related to the current year	-
Increases for tax positions related to the prior year	234
Reduction due to lapse in statute of limitation	(73)
Balance, at June 30, 2019	$234

21.Segment and Geographic Information

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

We account for geographic sales based on the country from which the sale is invoiced rather than the country to which the product is shipped.  We operate in three geographic areas: The Americas (substantially all of which is the United States, with less than 10% from net sales in Brazil), Europe and Asia. Sales and Long-lived assets, net by our geographical regions are as follows (in thousands):

Geographical Regions	Americas	Europe (1)	Asia (2)	Consolidated
Twelve months ended June 30, 2019
Net sales	$25,173	$34,563	$17,086	$76,822
Tangible long-lived assets, net	4,773	1,490	275	6,538

Twelve months ended June 30, 2018
Net sales	$34,720	$33,492	$16,481	$84,693
Tangible long-lived assets, net	4,883	1,541	189	6,613

(1)

Our German subsidiary had net external sales of $24.7 million and $23.2 million in the fiscal years ended June 30, 2019 and 2018,  respectively.  Tangible long-lived assets, net of our German subsidiary were $209,000 and $173,000 as of June 30, 2019 and 2018, respectively. Our Italian subsidiary had net external sales of $9.9 million and $10.3 million in the fiscal years ended June 30, 2019 and 2018, respectively.  Tangible long-lived assets, net of our Italian subsidiary were $1,166,000 and $1,263,000 as of June 30, 2019 and 2018, respectively.

(2)

Our Chinese subsidiary had net external sales of $13.4 million and $14.0 million in the fiscal years ended June 30, 2019 and 2018, respectively.  Tangible long-lived assets, net of our Chinese subsidiary were $97,000 and $71,000 as of June 30, 2019 and 2018, respectively.

We have three major product lines: Measurement Solutions, 3D Scanning Solutions and Value Added Services.  Sales by our product lines are as follows (in thousands):

	Fiscal Year Ended, June 30,
Product Lines	2019	2018
Measurement Solutions	$70,142	$77,235
3D Scanning Solutions	3,075	2,729
Value Added Service	3,605	4,729
Total Net Sales	$76,822	$84,693

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective because of the existence of a material weakness in internal control over financial reporting related to income tax accounting, as further described below.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive and principal financial officers, conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2019.  This assessment was performed using the criteria established under the Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of June 30, 2019 because of the existence of a material weakness in internal control over financial reporting related to income tax accounting described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness in internal control over financial reporting resulted from inadequate design and operation of internal controls related to income tax accounting.  Specifically, the controls over the income tax provision did not detect a misstatement caused by not reducing our deferred tax liability associated with certain acquired intangible assets as those intangible assets were being amortized.  The matter was discovered during the course of the 2019 external audit of the accounts and related controls and was reviewed with the Audit Committee.   Notwithstanding the material weakness described above, management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the audited consolidated financial statements contained in this 2019 Annual Report on 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. GAAP.

Remediation of Material Weakness

We plan to enhance our internal control over financial reporting related to income tax accounting supplementing our outside resources as necessary and enhancing the design and documentation of our management review control.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible.

BDO USA LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2019, has issued an audit report on the effectiveness of our internal control over financial reporting as of June 30, 2019.  Such report appears immediately below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Perceptron, Inc.

Plymouth, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Perceptron, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as “the consolidated financial statements”) and our report dated September 12, 2019 expressed unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Report of Management on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain effective controls over the accounting for income taxes has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated September 12, 2019 on those consolidated financial statements.

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

September 12, 2019

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 identified in connection with our evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Matters to Come Before the Meeting – Proposal 1:  Election of Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance – Code of Ethics” and “Executive Officers”, of the Company’s proxy statement for our 2019 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, executive and financial officers and employees.  The Code of Business Conduct and Ethics has been posted to our website at www.perceptron.com in the “Investor Relations” section under “Governance” and is available free of charge through our website.  We will post information regarding any amendment to, or waiver from, our Code of Business Conduct and Ethics for executive and financial officers and directors on our website in the “Investor Relations” section under “Governance”.

ITEM 11:	EXECUTIVE COMPENSATION

The information contained under the captions “Matters to Come Before the Meeting – Proposal 1:  Election of Directors – Director Compensation for Fiscal 2019”, “Matters to Come Before the Meeting – Proposal 1:  Election of Directors – Standard Director Compensation Arrangements”, “Corporate Governance – Management Development, Compensation and Stock Option Committee Interlocks and Insider Participation” and “Compensation of Executive Officers” of the Proxy Statement is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2019, including the 2004 Stock Incentive Plan and the Employee Stock Purchase Plan (together, the “Plans”):

			Weighted	Number of securities
			average exercise	remaining available for
	Number of securities		price of	future issuance under
	to be issued upon		outstanding	equity compensation
	exercise of		options,	plans (excluding
	outstanding options,		warrants and	securities reflected in
Plan Category	warrants and rights		rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders:
2004 Stock Incentive Plan	567,121	(1)	$7.22	793,797
Employee Stock Purchase Plan	-	(2)	-	123,040
Total equity compensation plans approved
by shareholders	567,121		$7.22	916,837

(1)

Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.

(2)

Does not include an undeterminable number of shares subject to a payroll deduction election under the Employee Stock Purchase Plan for the period from July 1, 2019 until December 31, 2019, which will not be issued until January 2020.

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

4.5

Amendment No. 1 to Credit Agreement and Waiver, dated February 20, 2019, between the Company and Chemical Bank is incorporated by reference to Exhibit 10.59 of the Company's Report on Form 10-Q for the Quarter Ended March 31, 2019, File No. 000-20206.

4.6

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

4.7

First Amended and Restated Rights Agreement, dated as of August 20, 2015 between Perceptron, Inc. and American Stock Transfer & Trust Company, LLC is incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 24, 2015, File No. 000-20206.

4.8

First Amendment to First Amended and Restated Rights Agreement, dated as of August 20, 2018 between Perceptron, Inc. and American Stock Transfer & Trust Company, LLC is incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on August 20, 2018, File No. 000-20206.

4.9

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

10.19@

Form of the Restricted Stock Unit Award Agreement (December 2018) for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan, is incorporated by reference to Exhibit 10.57 of the Company's Report on Form 10-Q for the Quarter Ended December 31, 2018, File No. 000-20206.

10.20@

Form of the Performance Share Unit Award Agreement for Team Members (Three Year Performance Vesting) under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan, is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on September 29, 2017, File No. 000-20206.

10.21@

Form of Performance Share Unit Award Agreement (December 2018) for Team Members under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.58 of the Company's Report on Form 10-Q for the Quarter Ended December 31, 2018, File No. 000-20206.

10.22@

Form of Non-Qualified Stock Option Agreement Terms for Officers under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.52 of the Company’s Report on Form 10-Q for the Quarter Ended December 31, 2014, File No. 000-20206.

10.23@

Form of Non-Qualified Stock Option Agreement Terms – Board of Directors under the Perceptron, Inc. 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.45 of the Company’s Report on Form 10-Q for the Quarter Ended December 31, 2015, File No. 000-20206.

10.24@

Non-Qualified Stock Option Agreement, dated February 2, 2016, between W. Richard Marz and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2016, File No. 000-20206.

10.25@

Form of Non-Qualified Stock Option Agreement Terms – Officer under the Perceptron, Inc. First Amended and Restated 2004 Stock Incentive Plan, is incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 29, 2017, File No. 000-20206.

10.26@

Perceptron, Inc. Employee Stock Purchase Plan, as amended and restated as of October 22, 2004, is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 10, 2004, File No. 000-20206.

10.27@	Amendment No. 1 to Perceptron, Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 2, 1010, File No. 000-20206.

10.28@

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

10.32@

Offer letter dated August 24, 2015 between David L. Watza and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 8, 2015, File No. 000-20206.

10.33@

Severance Agreement, dated October 19, 2016 between David L. Watza and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 27, 2015, File No. 000-20206.

10.34@

First Amendment to Severance Agreement, dated November 17, 2016 between David L. Watza and the Company is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 21, 2016, File No. 000-20206.

10.35@

Offer Letter, dated November 17, 2016, between David L. Watza and the Company is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 21, 2016, File No. 000-20206.

10.36

License Agreement (from Inspectron to Perceptron), dated August 30, 2012, between Inspectron Inc. and Perceptron, Inc., is incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on September 6, 2012, File No. 000-20206.

10.37

Standstill Agreement, dated August 9, 2016, between the Company, Harbert Discovery Fund LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 10, 2016, File No. 000-20206.

10.38

First Amendment to Standstill Agreement, dated November 17, 2016, between the Company, Harbert Discovery Fund LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 21, 2016, File No. 000-20206.

10.39

Second Amendment to Standstill Agreement, dated May 31, 2017, between the Company, Harbert Discovery Fund LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 6, 2017, File No. 000-20206.

10.40

Third Amendment to Standstill Agreement, dated December 18, 2017, between the Company, Harbert Discovery Fund LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 21, 2017, File No. 000-20206.

10.41

Fourth Amendment to Standstill Agreement, dated August 9, 2018, between the Company, Harbert Discovery Fund LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 14, 2018, File No. 000-20206.

10.42

Fifth Amendment to Standstill Agreement, dated June 13, 2019, between the Company, Harbert Discovery Fund LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors Inc. and Harbert Management Corporation, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 14, 2019, File No. 000-20206.

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

10.48

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

10.50

Joinder Agreement, dated August 9, 2016, executed by John F. Bryant is incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on August 10, 2016, File No. 000-20206.

10.51

First Amendment to Joinder Agreement, dated August 9, 2018, executed by John F. Bryant is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 14, 2018, File No. 000-20206.

10.52@

Severance Agreement, dated December 6, 2016 between Richard J. Van Valkenburg and the Company is incorporated by reference to Exhibit 10.44 of the Company’s Report on Form 10-K for the Year Ended June 30, 2017, File No. 000-20206.

21.*	A list of subsidiaries of the Company.

23.*	Consent of Experts and Counsel.

31.1*	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, has been formatted in Inline XBRL.

*      Filed herewith

@    Indicates a management contract, compensatory plan or arrangement.

(P)   Paper exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Perceptron, Inc.
(Registrant)

Date: September 12, 2019	By:	/s/ David L. Watza
David L. Watza
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David L. Watza	President, Chief Executive Officer, Chief Financial Officer	September 12, 2019
David L. Watza	and Director (Principal Executive, Financial and Accounting Officer)

/s/ Jay W. Freeland	Chairman of the Board	September 12, 2019
Jay W. Freeland

/s/ W. Richard Marz	Director	September 12, 2019
W. Richard Marz

/s/ John F. Bryant	Director	September 12, 2019
John F. Bryant

/s/ C. Richard Neely, Jr.	Director	September 12, 2019
C. Richard Neely, Jr.

/s/ James A. Ratigan	Director	September 12, 2019
James A. Ratigan

/s/ William C. Taylor	Director	September 12, 2019
William C. Taylor