Form 10-Q
period 2019-09-30
PERCEPTRON INC/MI
filed 2019-11-12
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 7, 2019, there were 9,692,378 shares of common stock ($0.01 par value per share) are outstanding.

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2019

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
(In Thousands, Except Per Share Amount)	2019	2019
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,998	$4,585
Short-term investments	722	1,431
Receivables:
Billed receivables, net of allowance for doubtful accounts of $509 and $541, respectively	26,541	27,449
Unbilled receivables, net	8,339	5,394
Other receivables	256	200
Inventories, net of reserves of $1,814 and $1,778 respectively	10,056	10,810
Other current assets	2,304	1,529
Total current assets	52,216	51,398

Property and Equipment, Net	6,457	6,538
Goodwill	1,675	1,741
Intangible Assets, Net	1,812	1,816
Right of Use Assets	3,850	-
Long-Term Investment	725	725
Other Long-Term Assets	85	-
Long-Term Deferred Income Tax Assets	424	620

Total Assets	$67,244	$62,838

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	7,248	7,397
Accrued liabilities and expenses	3,355	3,609
Accrued compensation	2,033	1,646
Current portion of taxes payable	252	320
Income taxes payable	621	536
Short-term operating lease liability	514	-
Reserves for restructuring and other charges	-	44
Deferred revenue	7,305	6,649
Total current liabilities	21,328	20,201

Long-Term Taxes Payable	44	114
Long-Term Deferred Income Tax Liability	35	41
Long-Term Operating Lease Liability	3,384	-
Other Long-Term Liabilities	541	556
Total Liabilities	$25,332	$20,912

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, 19,000 shares authorized; 9,667 issued and 9,658 outstanding at September 30, 2019	97	97
Accumulated other comprehensive loss	(3,937)	(3,079)
Additional paid-in capital	49,301	49,083
Retained deficit	(3,549)	(4,175)
Total Shareholders' Equity	$41,912	$41,926

Total Liabilities and Shareholders' Equity	$67,244	$62,838

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands, Except Per Share Amounts)	2019	2018
		(As Revised)
Net Sales	$17,850	$21,442
Cost of Sales	10,808	13,150
Gross Profit	7,042	8,292

Operating Expenses
Selling, general and administrative	4,243	4,635
Engineering, research and development	1,828	2,198
Total operating expenses	6,071	6,833

Operating Income	971	1,459

Other Income and (Expenses)
Interest expense, net	(24)	(27)
Foreign currency (loss) gain, net	(211)	(202)
Other income, net	33	-
Total other income and (expense)	(202)	(229)

Income Before Income Taxes	769	1,230

Income Tax Expense	(143)	(276)

Net Income	$626	$954

Income Per Common Share
Basic	$0.06	$0.10
Diluted	$0.06	$0.10

Weighted Average Common Shares Outstanding
Basic	9,661	9,560
Dilutive effect of stock options	3	212
Diluted	9,664	9,772

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands)	2019	2018
		(As Revised)
Net Income	$626	$954
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(858)	(397)

Comprehensive (Loss) Income	$(232)	$557

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands)	2019	2018
		(As Revised)
Cash Flows from Operating Activities
Net income	$626	$954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, includes $116 amortization of ROU assets (imputed)	480	567
Stock compensation expense	214	211
Non-cash lease expense	2	-
Deferred income taxes	171	(194)
Loss (gain) on disposal of assets	8	(15)
Allowance for doubtful accounts	(32)	(6)
Changes in assets and liabilities:
Receivables	(3,130)	(243)
Inventories	524	700
Accounts payable	67	229
Accrued liabilities and expenses	316	(657)
Deferred revenue	841	498
Other assets and liabilities	(880)	(240)
Net cash (used for) provided by operating activities	(793)	1,804

Cash Flows from Investing Activities
Purchases of short-term investments	(607)	(669)
Sales of short-term investments	1,245	988
Capital expenditures	(249)	(502)
Capital expenditures - intangibles	(125)	(93)
Net cash provided by (used for) investing activities	264	(276)

Cash Flows from Financing Activities
Payments on lines of credit and short-term borrowings, net	-	(53)
Proceeds from stock plans	1	201
Cash payment for shares surrendered upon vesting of RSU's to cover taxes	-	(15)
Net cash provided by financing activities	1	133

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(89)	(54)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(617)	1,607
Cash, Cash Equivalents and Restricted Cash, July 1	4,843	5,996
Cash, Cash Equivalents and Restricted Cash, September 30	$4,226	$7,603

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$24	$29
Cash paid during the period for income taxes	$104	$277

	September 30, 2019	June 30, 2019
Cash and Cash Equivalents	$3,998	$4,585
Restricted Cash included in Short-term Investments	228	258
Total Cash, Cash Equivalents and Restricted Cash	$4,226	$4,843

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands)	2019	2018
Common Stock		(As Revised)
Beginning balance	$97	$96
Issued	-	-
Ending balance	97	96

Accumulated Other Comprehensive Loss
Beginning balance	(3,079)	(2,096)
Other comprehensive loss	(858)	(397)
Ending balance	(3,937)	(2,493)

Additional Paid-In Capital
Beginning balance	49,083	48,110
Stock-based compensation	172	211
Stock plans	46	186
Ending balance	49,301	48,507

Retained Earnings (Deficit)
Beginning balance	(4,175)	567
Adoption of ASC 606 - modified retrospective transition method	-	2,049
Net income	626	954
Ending balance	(3,549)	3,570

Total Shareholders' Equity	$41,912	$49,680

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and within the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  Our Consolidated Financial Statements include the accounts of Perceptron and our wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  In our opinion, these statements include all normal recurring adjustments necessary for a fair presentation of the financial statements for the periods presented.  The results of operations for any interim period are not necessarily indicative of the results of operations for a full fiscal year.  The accompanying unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

Revision of Previously Issued Financial Statements

During the fourth quarter of fiscal 2019, an error was identified related to the accounting for our deferred tax liabilities associated with certain amortizable intangible assets acquired in 2015.  The error relates to not appropriately reducing the associated deferred tax liabilities for the tax effect of amortization on the intangible assets since 2016.  The error was immaterial to our previously issued financial statements, but the cumulative correction would have had a material effect on the 2019 financial statements.  Accordingly, the results for the quarter ended September 30, 2018 have been adjusted to incorporate the revised amounts, where applicable.  See Note 1, of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies - Revision of Previously Issued Financial Statements” contained in Item 8 of our Annual Report on Form 10-K for further discussion.

	Three Months ended September 30, 2018			Three Months ended September 30, 2017
	(In Thousands Except Per Share Amounts)			(In Thousands Except Per Share Amounts)

	As Previously		As	As Previously		As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised

Net Sales	$21,442	$-	$21,442	$19,269	$-	$19,269
Cost of Sales	13,150	-	13,150	11,619	-	11,619
Gross Profit	8,292	-	8,292	7,650	-	7,650

Operating Expenses	6,833	-	6,833	6,105	-	6,105

Operating Income	1,459	-	1,459	1,545	-	1,545

Other Income and (Expense)	(229)	-	(229)	(34)	-	(34)

Income Before Income Taxes	1,230	-	1,230	1,511	-	1,511

Income Tax Benefit (Expense)	(338)	62	(276)	47	62	109

Net Income	$892	$62	$954	$1,558	$62	$1,620

Income Per Common Share
Basic	$0.09	$0.01	$0.10	$0.16	$0.01	$0.17
Diluted	$0.09	$0.01	$0.10	$0.16	$0.01	$0.17

Weighted Average Common Shares Outstanding
Basic	9,560	-	9,560	9,453	-	9,453
Dilutive effect of stock options	212	-	212	49	-	49
Diluted	9,772	-	9,772	9,502	-	9,502

As a result of the above revision, Total Comprehensive Income was increased from $495 to $557 for the three months ended September 30, 2018.

The consolidated statements of cash flow are not presented because there is no impact on total cash flows from operating activities, investing activities, and financing activities.  Certain components of net cash provided by operating activities changed, as caused by the revision, but the net change amounted to zero for the three months ended September 30, 2018.

The consolidated balance sheets are not presented because there is no impact of this revision for the three months ended September 30, 2019 or for the fiscal year ended June 30, 2019.

As a result of the above revision, in the consolidated statement of shareholder’s equity, net income was increased from $892 to $954 for the three months ended September 30, 2018.

2.New Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions as well as reasonable and supportable forecasts.  In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (ASU 2018-19).  ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASU 2016-13.  ASU 2016-13, as amended, is effective for Perceptron on July 1, 2020, with early adoption permitted.  We do not expect the impact of the adoption of ASU 2016-13 to be material on our consolidated financial statements.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement (ASU 2018-13), which changes the disclosures related to, among other aspects of fair value, unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement and the narrative description of measurement uncertainty.  ASU 2018-13 is effective for Perceptron on July 1, 2020 and is not expected to have a significant impact on our consolidated financial statements of disclosures.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain inter-use software.  ASU 2018-15 is effective for Perceptron on July 1, 2020.  We are currently evaluating the impact of this standard on our consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 Leases (ASU 2016-2), which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  We adopted this guidance on July 1, 2019, using the modified retrospective approach.

The adoption of the standard resulted in the recognition of net operating lease right-of-use assets of $4.0 million and operating lease liabilities of $3.9 million on the condensed consolidated balance sheet as of July 1, 2019 primarily related to our real estate operating leases.  The operating lease right-of-use asset includes the impact of deferred rent.  We do not have any finance leases.

We elected to apply the package of practical expedients upon transition, which includes no reassessment of whether existing contracts are or contain leases and allowed for the lease classification for existing leases to be retained. We did not elect the practical expedient to use hindsight, and accordingly the initial lease term did not differ under the new standard versus prior accounting practice.  After transition, in certain instances, the cost of renewal options will be recognized earlier in the term of the lease than under the previous lease accounting rules.  We have selected as our accounting policy to keep leases with a term of twelve months or less off the balance sheet and recognize these lease payments on a straight-line basis over the lease term.

See Note 10 of the Notes to the Consolidated Financial Statements, “Leases” contained in this Quarterly Report on Form 10-Q for further information on the impact of the new standard.

In February 2018, the FASB issued Accounting Standards Update 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  ASU 2018-02 was adopted on July 1, 2019 and did not have a significant impact on our consolidated financial statements or disclosures.

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

Goodwill is recorded on the local books of our CMM reporting unit. Foreign currency effects will impact the balance of goodwill in future periods. Our goodwill balance was $1,675,000 and $1,741,000 as of September 30, 2019 and June 30, 2019, respectively, with the decrease due to the differences in foreign currency rates at September 30, 2019 compared to June 30, 2019.

At September 30, 2019, there are no indications of potential impairment of goodwill.

4.Intangible Assets

We acquired intangible assets consisting of a Trade Name and Customer/Distributor Relationships in addition to goodwill in connection with the acquisitions of Coord3 and NMS in the third quarter of fiscal 2015 which is considered our CMM reporting unit.  Furthermore, we continue to develop intangibles, primarily software. These assets are susceptible to shortened estimated useful lives and changes in fair value due to changes in their use, market or economic changes, or other events or circumstances.  The amortization periods for customer/distributor relationships, trade name and software are five years, ten years and five years, respectively.

During the fourth quarter of fiscal 2019, due to the impairment indicators discussed in Note 1, we assessed whether the carrying amounts of our long-lived assets in the CMM reporting unit (the asset group) may not be recoverable and therefore may be impaired. To assess the recoverability, the undiscounted cash flows of the asset group were analyzed over a range of potential remaining useful lives with the customer relationships as the primary asset.  The result was that the asset group carrying value exceeded the sum of the undiscounted cash flows.  After a fair value analysis, we determined that our trade name and customer relationships were impaired. We recorded a non-cash impairment loss related to these definite-lived intangible assets of $1.4 million. There were no impairment indicators for other long-lived assets subject to amortization.

At September 30, 2019, there are no indications of potential impairment of these intangible assets.

Our intangible assets are as follows (in thousands):

	September 30,		September 30,	June 30,				June 30,
	2019		2019	2019				2019
	Gross		Net	Gross		Impact of		Net
	Carrying	Accumulated	Carrying	Carrying	Impairments	Foreign	Accumulated	Carrying
	Amount	Amortization	Amount	Amount		Currency	Amortization	Amount
Customer/Distributor Relationships	$-	$-	$-	$3,249	$(589)	$(7)	$(2,653)	$-
Trade Name	1,655	(1,048)	607	2,523	(795)	(8)	(1,059)	661
Software	2,027	(822)	1,205	1,902	-	-	(747)	1,155
Total	$3,682	$(1,870)	$1,812	$7,674	$(1,384)	$(15)	$(4,459)	$1,816

Amortization expense was $104,000 and $291,000 for the three months ended September 30, 2019 and 2018, respectively.

The estimated amortization of the remaining intangible assets by year is as follows (in thousands):

Years Ending June 30,	Amount
2020 (excluding the three months ended September 30, 2019)	252
2021	373
2022	412
2023	377
2024	324
after 2024	74
$1,812

5.Revenue from Contracts with Customers

Disaggregated Revenue

The following tables summarizes our disaggregated revenue, based on our shipping location (in thousands):

	Three Months Ended September 30,
Geographic Region:	2019	2018
Americas Sales	$6,167	$8,379
Europe Sales	7,120	8,782
Asia Sales	4,563	4,281
Total Net Sales	$17,850	$21,442

Sales by our product lines are as follows (in thousands):

	Three Months Ended September 30,
Product Lines	2019	2018
Measurement Solutions	$16,168	$19,908
3D Scanning Solutions	945	730
Value Added Service	737	804
Total Net Sales	$17,850	$21,442

The following table summarizes our revenue categories for the three months ended September 30, 2019 (in thousands):

	Three Months Ended September 30,
Timing of Revenue Recognition	2019	2018
Goods transferred at a point of time	$13,176	$15,200
Services transferred over time	4,674	6,242
Total Net Sales	$17,850	$21,442

Remaining Performance Obligations

The estimated recognition of our remaining unsatisfied performance obligations beyond one year is as follows (in thousands):

Years Ending June 30,	Amount
2020 (excluding the three months ended September 30, 2019)	$14,866
2021	1,663
2022	1,026
2023	-
2024	-
after 2024	-
Total	$17,555

Contract Balances

Deferred commissions – Our incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are deferred and amortized based on the timing of revenue recognition over the period of contract performance.  As of September 30, 2019, capitalized commissions of $198,000 were included in “Other current assets” on our Consolidated Balance Sheet.  Commission expense recognized during the three months ended September 30, 2019 and 2018, was $190,000 and $253,000, respectively, is included in “Selling, general and administrative expense” in our Consolidated Statement of Operations.

The change in our net Unbilled receivables / (Deferred revenue) from July 1, 2019 to September 30, 2019 was primarily due to the amount of revenue recognized as we satisfied performance obligations during the three months ended September 30, 2019, partially offset by the amount and timing of invoicing during that same timeframe related to our Measurement Solutions and 3D Scanning Solutions.  During the three months ended September 30, 2019, we recognized revenue of $3,573,000 that was included in “Deferred revenue” at July 1, 2019. During the three months ended September 30, 2018, we recognized revenue of $3,331,000 that was included in ‘Deferred revenue’ at July 1, 2018.

6.Short-Term and Long-Term Investments

As of September 30, 2019, and June 30, 2019, we held restricted cash in short-term bank guarantees.  The restricted cash provides financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.  As of September 30, 2019, and June 30, 2019, we had short-term bank guarantees of $228,000 and $258,000, respectively.

At September 30, 2019, we held a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  At September 30, 2019 there were no changes to the carrying value of the investment resulting from observable price changes in orderly transactions for an identical or similar investment in the issuer.

The following table presents our Short-Term and Long-Term Investments by category at September 30, 2019 and June 30, 2019 (in thousands):

	September 30, 2019
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantees	$228	$228
Time/Fixed Deposits	494	494
Total Short-Term Investments	$722	$722

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	3,700	725

Total Investments	$4,422	$1,447

	June 30, 2019
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantees	$258	$258
Time/Fixed Deposits	1,173	1,173
Total Short-Term Investments	$1,431	$1,431

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	$3,700	$725

Total Investments	$5,131	$2,156

7.Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” is applicable for all financial assets and liabilities as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  ASC 820 defines fair value, establishes a framework for measuring fair value and required specific disclosures about fair value measurements.  Our financial instruments include investments classified as available for sale, mutual funds, fixed deposits and certificate of deposits at September 30, 2019.

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

The following table presents our investments at September 30, 2019 and June 30, 2019 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820 (in thousands).  The fair value of our short-term investments approximates their cost basis.

Description	September 30, 2019	Level 1	Level 2	Level 3
Time/Fixed Deposits and Bank Guarantees	$722	$-	$722	$-
Total	$722	$-	$722	$-

Description	June 30, 2019	Level 1	Level 2	Level 3
Time/Fixed Deposits and Bank Guarantees	$1,431	$-	$1,431	$-
Total	$1,431	$-	$1,431	$-

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At September 30, 2019 we did not record any other-than-temporary impairments on our financial assets required to be measured on a recurring basis.

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

There were no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2019.

8.Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, and for age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.  When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,814,000 and $1,778,000 at September 30, 2019 and June 30, 2019, respectively, is comprised of the following (in thousands):

	At September 30,	At June 30,
	2019	2019
Component Parts	$5,146	$5,229
Work in Process	1,434	1,383
Finished Goods	3,476	4,198
Total	$10,056	$10,810

9.Property and Equipment

Our property and equipment consisted of the following as of September 30, 2019 and June 30, 2019 (in thousands):

	At September 30,	At June 30,
	2019	2019
Building and Land	$7,624	$7,647
Machinery and Equipment	11,679	11,616
Furniture and Fixtures	1,278	1,286
	20,581	20,549
Less: Accumulated Depreciation	(14,124)	(14,011)
	$6,457	$6,538

Depreciation expense was $260,000 and $276,000 for the three months ended September 30, 2019 and 2018, respectively.

10. Leases

We lease office space for our manufacturing, sales and service operations, vehicles and office equipment under operating leases.

All of our leases are operating leases.

In accordance with Accounting Standard Codification Topic 842 (“ASC 842”) we have elected not to apply ASC 842 to arrangements with lease terms less than 12 months.

Operating lease right-of-use assets and liabilities are reflected within the captions “Right-of-use assets”, “Short-term operating lease liability” and “Long-term operating lease liability”, respectively, on the Consolidated Balance Sheet. Right-of-use assets, Short-term operating lease liability and Long-term operating lease liability were $3,850,000, $514,000 and $3,384,000 as of September 30, 2019, respectively.

When readily determinable, the discount rate used to calculate the lease liability is the rate implicit in the lease. Otherwise we applied judgement and used our incremental borrowing rate based on the information available at lease commencement.

Some of our leases include one or more renewal or termination options at our discretion, which are included in the determination of the lease term if we are reasonably certain to exercise the option.

There were no Right-of-use leased assets obtained in exchange for new operating lease liabilities  for the three months ended September 30, 2019.

Lease expense, recorded in the cost of sales and selling, general & administrative expense categories in our Consolidated Statement of Operations total $184,000 for the first quarter of fiscal 2020.

Cash paid for operating leases was $182,000 during the three months ended September 30, 2019 and is included in operating cash flows.

Maturities of lease liabilities are as follows:

September 30, 2019
Years Ending June 30,	Lease Payments
2020 (excluding the three months ended September 30, 2019)	$550
2021	608
2022	427
2023	363
2024	346
After 2024	3,002
Future value of operating lease liabilities	$5,296
Less: Imputed interest	(1,398)
Present value of operating lease liabilities	$3,898

The weighted average remaining lease term for operating leases was 7 years and the weighted average discount rate was 5.3% as of September 30, 2019.

11.Warranties

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

	Three Months Ended September 30,
	2019	2018
Beginning Balance at July 1,	$341	$391
Accruals - Current Year	153	255
Settlements/Claims (in cash or in kind)	(170)	(286)
Effects of Foreign Currency	(2)	-
Ending Balance at September 30,	$322	$360

12.Credit Facilities

We had no borrowings outstanding under our lines of credit and short-term notes payable at September 30, 2019 and June 30, 2019, respectively.

On December 4, 2017, we entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either Perceptron or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by our U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers and subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million. At September 30, 2019, our available borrowing under this facility was approximately $4.6 million. Security for the Loan Agreement is substantially all of our assets in the U.S.  Interest is calculated at 2.65% above the 30 day LIBOR rate. We are not allowed to pay cash dividends under the Loan Agreement. We had no borrowings outstanding under the Loan Agreement at September 30, 2019 or June 30, 2019.

Our Brazilian subsidiary (“Brazil”) has a credit line and overdraft facility with their current local bank.  Brazil can borrow a total of B$300,000 (equivalent to approximately $72,000).  The Brazil facility is cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rate for the facility is 12.0%. We had no borrowings under these facilities at September 30, 2019 and June 30, 2019, respectively.

13.Severance, Impairment and Other Charges

In January 2018, a judge in a trade secrets case brought by Perceptron granted the defendants’ motions for recovery of their attorney fees (see Note 18, “Commitments and Contingencies” for further discussion relating to this matter).  A charge in the amount of $675,000 was recorded as a liability in the second quarter of fiscal 2018.  We appealed this court decision.  In January 2019, we settled with the defendants and ended our appeal in return for a net payment due to them in the amount of $66,000.  As a result, in the second quarter of fiscal 2019, we adjusted our accrual.

In the first three months of fiscal 2020 we completed the payments on the amounts accrued as part of the reduction in force in the U.S. during fiscal 2019.  We have no severance, impairment or other charges expense in the first quarter ended September 30, 2019, and no liability recorded at September 30, 2019.

The following table reconciles the activity for the Reserves for Restructuring and Other Charges (in thousands):

	Three Months Ended September 30,
	2019	2018
Beginning Balance at July 1,	$44	$675
Accruals / Adjustments - Court Award	-	-
Payments	(44)	-
Ending Balance at September 30,	$-	$675

14.Current and Long-Term Taxes Payable

We acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

15.Other Long-Term Liabilities

Other long-term liabilities at September 30, 2019 and June 30, 2019 include $541,000 and $556,000, respectively for long-term contractual and statutory severance liabilities acquired as part of the purchase of Coord3 that represent amounts that will be payable to employees upon termination of employment.

16.Stock-Based Compensation

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

We recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $56,000 and $87,000 in the three months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019, the total remaining unrecognized compensation cost related to non-vested stock options amounted to approximately $91,000.  We expect to recognize this cost over a weighted average vesting period of 1.0 years.

We granted no stock options in each of the three months ended September 30, 2019 and 2018, respectively. We received approximately zero and $191,000 in cash from option exercises under our share-based payment arrangements for the three months ended September 30, 2019 and 2018, respectively.

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

The grant date fair value associated with granted restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of our Common Stock on the grant date authorized by our MDCSOC, multiplied by the number of restricted stock and restricted stock unit awards expected to be issued and vested and is amortized over the combined performance and service periods.  The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three months ended September 30, 2019 and 2018, was $65,000 and $55,000, respectively. As of September 30, 2019, the total remaining unrecognized compensation cost related to the restricted stock and restricted stock unit awards is approximately $237,000. We expect to recognize this cost over a weighted average vesting period of 1.5 years.

A summary of the status of restricted stock and restricted stock unit awards outstanding at September 30, 2019 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2019	93,420	$7.49
Granted	-	-
Vested	(8,384)	7.34
Forfeited or Expired	(5,800)	8.13
Non-vested at September 30, 2019	79,236	$7.47

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

The non-cash stock-based compensation expense recorded for performance share unit awards for the three months ended September 30, 2019 and 2018, was $51,000 and $65,000, respectively.  As of September 30, 2019, the total remaining unrecognized compensation cost related to performance share unit awards is approximately $274,000. We expect to recognize this cost over a weighted average vesting period of 1.2 years.

A summary of the status of the PSUs outstanding at September 30, 2019 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2019	69,701	$7.46
Granted	-	-
Vested	-	-
Forfeited or Expired	(14,252)	7.84
Non-vested at September 30, 2019	55,449	$7.36

Board of Directors Fees

Our Board of Directors’ fees are typically payable in cash on September 1, December 1, March 1, and June 1 of each fiscal year; however, under our 2004 Plan each director can elect to receive our stock in lieu of cash on a calendar year election. Each of our Directors elected a combination of cash and stock for calendar year of 2019.  During the first quarter of fiscal year 2019, we issued 9,359 shares to our directors and recorded expense of $42,000.

17.Earnings Per Share

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

Options to purchase 36,000 and 6,200 shares of common stock outstanding in the three months ended September 30, 2019 and 2018, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

18.Commitments and Contingencies

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

In May 2017, a judge in a trade secrets case brought by Perceptron, granted the defendants’ motions for summary disposition.  In January 2018, the judge granted defendants’ motions for recovery of their attorney fees in the amount of $675,000, plus interest.  In the second quarter of fiscal 2018, we recorded a charge in the amount of $675,000 relating to this matter.  We appealed this court’s decision to grant summary disposition and the award of the attorney fees.  In January 2019, we settled with the defendants and ended our appeal in return for a net payment due to them in the amount of $66,000.  As a result, in the second quarter of fiscal 2019, we adjusted our accrual and paid the settlement amount in the third quarter of fiscal 2019 (see Note 13 “Severance, Impairment and Other Charges” for further discussion).

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

19.Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted by the U.S.  The Act implements comprehensive tax legislation which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21% and implemented a territorial tax system that eliminated the ability to credit certain foreign taxes.

As we have a June 30 fiscal year end, the lower income tax rates were phased in, resulting in a blended rate for our fiscal year 2018 and a 21% rate for years thereafter.  Based on the provisions of the Act, we re-measured our U.S. deferred tax assets and related valuation allowance at the date of enactment  The re-measurement of U.S. deferred tax assets and related valuation allowance at the lower enacted corporate tax rate resulted in a net change of zero.

Furthermore, the new Act repealed the Alternative Minimum Tax (“AMT”) on corporations.  Any AMT credit carryforwards can be used to offset regular tax for any tax year and is refundable, subject to limitation in 2018 - 2021. With this change, we expect to be able to use or monetize the AMT credit within the stated limitation period, and therefore, the valuation allowance recorded against the credit was removed in the second quarter of fiscal 2018.

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

SAFE HARBOR STATEMENT

Certain statements in this report, including statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including our expectation as to our fiscal year 2020 and future results, operating data, new order bookings, revenue, expenses, net income and backlog levels, trends affecting our future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2020 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Whenever possible, we have identified these forward-looking statements by words such as “target,” “will,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “prospects,” “outlook,” “guidance” or similar expressions.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our periodic reports filed with the Securities and Exchange Commission, including those listed in “Item 1A: Risk Factors” of our Annual Report on Form 10-K for our fiscal year 2019.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

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

While we experienced softness in our bookings due to macro headwinds in our key industry segment during the first quarter of fiscal 2020, we believe that our new products are starting to gain traction in all of our regions.  Backlog of $18.6 million in our Europe region, reflecting an increase from June 2019 of $0.4 million, is evidence of continued strength in customer demand in that region.   We remain committed to the implementation of our strategic plan and the operational performance improvements made to-date have positioned us well for additional long-term growth opportunities.  Furthermore, due to the lower bookings and backlog levels, we took further actions to reduce fixed and variable costs during the first quarter that should continue to improve our margins in fiscal 2020.

Revision of Previously Issued Financial Statements

During the fourth quarter of fiscal 2019, an error was identified related to the accounting for our deferred tax liabilities associated with certain amortizable intangible assets acquired in 2015.  The error relates to not appropriately reducing the associated deferred tax liabilities for the tax effect of amortization on the intangible assets since 2016.  The error was immaterial to our previously issued financial statements, but the cumulative correction would have had a material effect on the 2019 financial statements.  Accordingly, the results for the quarter ended September 30, 2018 and the year ended June 30, 2018 have been adjusted to incorporate the revised amounts, where applicable.  See Note 1, of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies - Revision of Previously Issued Financial Statements” contained in Item 8 of our Annual Report on Form 10-K for further discussion.  See Note 1 of the Notes to the Consolidated Financial Statements, “Accounting Policies” contained in this Quarterly Report on Form 10-Q for further information on the impact of the revision.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Overview – We reported net income of $0.6 million income, or $0.06 per diluted share, for the first quarter of fiscal 2020 compared with revised net income of $1.0 million, or $0.10 per diluted share, for the first quarter of fiscal 2019.

Our quarterly results vary from quarter to quarter, and are dependent upon delivery and installation schedules determined by our customers.  These schedules are customer directed, and we have limited to no ability to control schedule changes.

Bookings – Bookings represent new orders received from our customers.  We expect the level of new orders to fluctuate from quarter to quarter and do not believe new order bookings during any particular period are indicative of our future operating performance.

Bookings by geographic location were (in millions):

	Three Months Ended September 30,
	2019		2018		Increase/(Decrease)
Geographic Region
Americas	$6.9	40.1%	$3.6	21.3%	$3.3	91.7%
Europe	7.5	43.6%	9.3	55.0%	(1.8)	(19.4%)
Asia	2.8	16.3%	4.0	23.7%	(1.2)	(30.0%)
Totals	$17.2	100.0%	$16.9	100.0%	$0.3	1.8%

The increase in bookings in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019 of $0.3 million, including an unfavorable currency impact of $0.5 million, is primarily due to an increase of $1.9 million in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease of $0.9 million in our 3D Scanning Solutions, a decrease of $0.6 in our Off-Line Measurement Solutions, and a decrease of $0.1 million in our Value Added Services.  On a geographic basis, the $3.3 million increase in our Americas region is primarily due to an increase of $3.6 million in our In-Line and Near-Line Measurement Solutions, an increase of $0.1 million in our Off-Line Measurement Solutions, partially offset by a decrease of $0.4 million in our Value Added Services.  The $1.8 million decrease in our Europe region is primarily due to a decrease of $1.1 million in our 3D Scanning Solutions, a decrease of $1.0 million in our In-Line and Near-Line Measurement Solutions, partially offset by an increase of $0.3 million in our Value Added Services.  The $1.2 million decrease in our Asia region is primarily due to a decrease of $0.7 million in our Off-Line Measurement Solutions, a decrease of $0.7 million in our In-Line and Near-Line Measurement Solutions, partially offset by an increase of $0.2 million in our 3D Scanning Solutions.

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

Backlog by geographic location was (in millions):

	As of September 30,
	2019		2018		Increase/(Decrease)
Geographic Region
Americas	$12.3	32.6%	$13.0	33.2%	$(0.7)	(5.4%)
Europe	18.6	49.3%	18.5	47.2%	0.1	0.5%
Asia	6.8	18.1%	7.7	19.6%	(0.9)	(11.7%)
Totals	$37.7	100.0%	$39.2	100.0%	$(1.5)	(3.8%)

The current quarter ending backlog decreased by $1.5 million compared to the ending backlog at September 30, 2018.  The decrease in our backlog was primarily due to a decrease of $1.7 million in our Off-Line Measurement Solutions, a decrease of $0.3 million in our 3D Scanning Solutions, a decrease of $0.1 million in our Value Added Services, partially offset by an increase of $0.6 million in our In-Line and Near-Line Measurement Solutions.  On a geographic basis, the $0.7 million decrease in our Americas region is due to a decrease of $0.4 million in our In-Line and Near-Line Measurement and a decrease of $0.3 million in our Value Added Services.  The $0.9 million decrease in our Asia region is primarily due to a decrease of $1.8 million in our Off-Line Measurement Solutions, partially offset by an increase of $0.9 million in our In-Line and Near-Line Measurement Solutions.  The $0.1 million increase in our Europe region is primarily due to an increase of $0.1 million in our In-Line and Near-Line Measurement Solutions, an increase of $0.1 million in our Off-Line Measurement Solutions, an increase of $0.1 million in our Value Added Services, partially offset by a decrease of $0.2 million in our 3D Scanning Solutions.

A summary of our operating results is shown below (in millions):

	Three Months Ended September 30,
	2019	% of Sales	2018	% of Sales
			(As Revised)
Americas Sales	$6.2	34.6%	$8.3	38.8%
Europe Sales	7.1	39.7%	8.8	41.1%
Asia Sales	4.6	25.7%	4.3	20.1%
Net Sales	$17.9	100.0%	$21.4	100.0%

Cost of Sales	10.8	60.3%	13.1	61.2%

Gross Profit	7.1	39.7%	8.3	38.8%

Operating Expenses
Selling, General and Administrative	4.3	24.0%	4.6	21.5%
Engineering, Research and Development	1.8	10.1%	2.2	10.3%
Severance, Impairment and Other Charges	-	0.0%	-	0.0%

Operating Income	1.0	5.7%	1.5	7.0%

Other Income and (Expenses), net
Interest Expense, net	-	0.0%	-	0.0%
Foreign Currency Gain (Loss), net	(0.2)	(1.2%)	(0.2)	(0.9%)
Other Income and (Expense), net	-	0.0%	-	0.0%

Income Before Income Taxes	0.8	4.5%	1.3	6.1%
Income Tax Expense	(0.2)	(1.1%)	(0.3)	(1.4%)

Net Income	$0.6	3.4%	$1.0	4.7%

Sales – Net sales of $17.9 million for the first quarter of our fiscal year 2020 decreased $3.5 million, or (16.4%), including an unfavorable currency impact of $0.5 million, when compared to the same period a year ago.  The decrease is primarily due to a decrease of $2.6 million in our In-Line and Near-Line Measurement Solutions, a decrease of $1.1 million in our Off-Line Measurement Solutions, and a decrease of $0.1 million in our Value Added Services, partially offset by an increase of $0.3 million in our 3D Scanning Solutions.  On a geographic basis, the decrease of $2.1 million in our Americas region is primarily due to a decrease of $2.3 million in our In-Line and Near-Line Measurement Solutions, partially offset by an increase of $0.1 million in our Off-Line Measurement Solutions and an increase of $0.1 million in our 3D Scanning Solutions.  The decrease of $1.7 million in our Europe region is primarily due to a decrease of $0.7 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.7 million in our Off-Line Measurement Solutions, a decrease of $0.2 million in our 3D Scanning Solutions and a decrease of $0.1 million in our Value Added Services.  The increase of $0.3 million in our Asia region is primarily due to an increase of $0.4 million in our 3D Scanning Solutions, an increase of $0.4 million in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease of $0.5 million in our Off-Line Measurement Solutions.

Gross Profit –Gross profit percentage was 39.7% in the first quarter of fiscal 2020 compared to 38.8% in the same period a year ago.  The higher gross profit percentage in the first quarter of fiscal 2020 was primarily due to the mix of revenue and the impact of our cost reduction initiatives.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $4.3 million in the first quarter of fiscal 2020, a decrease of $0.3 million compared to the same period a year ago.  The decrease is primarily due to a decrease of in our legal expenses, commissions, amortization expense, employee-related costs given the benefit of our cost cutting initiatives.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $1.8 million in the first quarter of fiscal 2020, a decrease of $0.4 million compared to the first quarter of fiscal 2019.  The decrease is primarily due to decreases in employee-related costs as well as a decrease related to specialized supplies utilized in the development of our products.

Foreign Currency Gain (Loss), net – Foreign Currency Gain (Loss), net was a loss of $0.2 million in the first quarter of fiscal 2020 compared to $0.2 million loss in first quarter of fiscal 2019.  The loss in the first three months of fiscal 2020 was primarily related to changes in the value of the Euro and Chinese Yuan in relation to the US Dollar. The loss in the first quarter of fiscal 2019 was primarily related to changes in the values of the Brazilian Real and the Japanese Yen in relation to the US Dollar.

Income Taxes – Our effective tax rate for the first quarter of fiscal year 2020 was 18.6% compared to a revised 22.4% in the first quarter of fiscal year 2019.  We have previously established full valuation allowances against our U.S. Federal, Germany, Japan and Brazil net deferred tax assets.  The effective tax rates in fiscal 2020 and fiscal 2019 were impacted by not recognizing tax expense on pre-tax income or tax benefits on pre-tax losses in some of the jurisdictions where we have previously established full valuation allowances against our net deferred tax assets. The effective tax rate in fiscal 2019 was impacted by a one-time withholding tax required to be recognized in our China location in the amount of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund product development and capital expenditures as well as support working capital requirements. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and borrowings under available credit facilities.

Cash on Hand.  Our cash and cash equivalents were $4.0 million at September 30, 2019, compared to $4.6 million at June 30, 2019.

Cash Flow.  The $0.6 million decrease in cash, cash equivalents and restricted cash from June 30, 2019 to September 30, 2019 resulted from $0.8 million of cash use for operating activities, $0.3 million cash provided from investing activities and a $0.1 million unfavorable impact from changes in exchange rates. There was no impact to cash from financing activities in the period.

Cash provided by investing activities in the first three months of fiscal 2020 is due to the net sales of short-term investments of $0.7 million partially offset by capital expenditures, including development of intangibles, of $0.4 million.

During the three-month period ended September 30, 2019, cash provided by operations resulted from our net income of $0.6 million favorably adjusted by $0.8 million of non-cash items, offset by cash outflows related to working capital changes of $2.2 million, primarily arising from a change in receivables.

•	The change in receivables primarily related to an increase in UBR (unbilled receivables) where revenue is earned and recognized but for various reasons customer invoicing is yet to occur.
•	The decrease in inventory is attributable to the normalization of inventory levels after a spike caused by the development and initial launch of new products.
•	The change in other assets and liabilities arose primarily from an increase in prepaid expenses including commissions, insurance, software and taxes.

Working Capital Reserves.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders as well as the age and usage of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the three months ended September 30, 2019, we increased the reserve for obsolescence modestly.

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay their outstanding balance due to us, and the condition of the general economy and the industry as a whole.  We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During the three months ended September 30, 2019, we decreased the allowance for doubtful accounts modestly.

Investments.  At September 30, 2019, we had short-term investments totaling $0.7 million and a long-term investment recorded at $0.7 million compared to short-term investments totaling $1.4 million and a long-term investment recorded at $0.7 million at June 30, 2019.  See Note 6 of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments” contained in this Quarterly Report on Form 10-Q for further information on our investments and their current valuation.  The market for our long-term investment is currently illiquid.  We have $0.2 million of our short-term investments serving as collateral for bank guarantees for certain customer obligations in China. The cash is restricted as to withdrawal or use while the related bank guarantees are outstanding. Interest is earned on the restricted cash and recorded as interest income.

Credit Facilities.  We had no outstanding borrowings under our line of credit and short-term notes payable at September 30, 2019 and June 30, 2019, respectively.

On December 4, 2017, we entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either Perceptron or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by our U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers and, subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million. At September 30, 2019, our available borrowing under this facility was approximately $4.6 million. Security for the Loan Agreement is substantially all of our assets in the U.S.  Interest is calculated at 2.65% above the 30-day LIBOR rate. We are not allowed to pay cash dividends under the Loan Agreement. We had no borrowings outstanding under our Loan Agreement at September 30, 2019.

Our Brazilian subsidiary (“Brazil”) has a credit line and overdraft facility with their current local bank.  Brazil can borrow a total of B$0.3 million (equivalent to approximately $0.1 million).  The Brazil facility is cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rate for the facility is 12.85%.  We had no borrowings under these facilities at September 30, 2019 and June 30, 2019, respectively.

Commitments and Contingencies.  In May 2017, a judge in a trade secrets case brought by Perceptron granted the defendants’ motions for summary disposition and in January 2018 granted their motion for recovery of their attorney fees in the amount of $0.7 million, plus interest.  In the second quarter of fiscal 2018, we recorded a charge in the amount of $0.7 million relating to this matter.  We appealed this court’s decision to grant summary disposition and the award of attorney fees.  In January 2019, we settled with the defendants and ended our appeal in return for a net payment due to them in the amount of $0.1 million.  As a result, in the second quarter of fiscal 2019, we adjusted our accrual and paid the settlement amount in the third quarter of fiscal 2019 (see Note 13, of the Notes to the Consolidated Financial Statements, “Severance, Impairment and Other Charges” contained in this Quarterly Report on Form 10-Q).

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

In the fourth quarter of fiscal 2019, we identified a potential concern regarding the residency status of certain U.S. employees as it relates to payroll taxes and withholdings in their country of residency. We estimated the range to correct this issue, including interest and penalties to range from $0.2 million to $0.3 million. We are not able to reasonably estimate the amount within this range that we would be required to pay for this matter. As a result, we recorded a reserve of $0.2 million representing the minimum amount we estimate would be paid.

See Note 18, of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies” contained in this Quarterly Report on Form 10-Q.  See Item 3, “Legal Proceedings” and Note 16, of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies” contained in our Annual Report on Form 10-K for fiscal year 2019 for a discussion of certain other contingencies relating to our liquidity, financial position and results of operations.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies” of our Annual Report on Form 10-K for fiscal year 2019.

Capital Spending.  We spent $0.3 million on capital equipment and $0.1 million on intangible projects in the first three months of fiscal 2020 compared to $0.5 million on capital equipment and $0.1 million on intangible projects in the first three months of fiscal 2019. We continue to closely analyze all potential capital projects and review the project’s expected return on investment.

Capital Resources and Outlook.  Information in this “Outlook” section should be read in conjunction with the “Safe Harbor Statement,” cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

At September 30, 2019, we had $4.7 million in cash, cash equivalents and short-term investments of which $3.4 million, or approximately 72%, was held in foreign bank accounts. We have not been repatriating our foreign earnings. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted by the U.S. The Act implements comprehensive tax legislation which, among other changes, imposes a tax on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated (the “Transition Tax”). Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate and the remaining earnings are taxed at an 8% rate. We completed our evaluation and related calculations related to the Transition Tax during the second quarter of fiscal 2019, which confirmed our previous conclusion that our foreign tax credits would completely offset any tax calculated. As a result, we have not made any cash payments related to the Transition Tax. See Note 19 of the Notes to the Consolidated Financial Statements, “Income Taxes” contained in this Quarterly Report on Form 10-Q for further discussion.  As a result of the Act and the payment of any Transition Tax due, we may be in a position to repatriate our past and future foreign earnings to the U.S. in a more cost-effective manner than under prior law, which could positively impact our liquidity in the U.S. Any such repatriation may be subject to taxation under foreign laws or the laws of the State of Michigan.  We have estimated the impact of the Transition Tax and determined that our foreign tax credits completely offset any Transition Tax, and therefore, we did not make any cash payments related to the Transition Tax.  See Note 20, of the Notes to the Consolidated Financial Statements, “Income Taxes,” and Item 1A, “Risk Factors titled “We may have additional tax liabilities, which could change our effective tax rate can have a significant adverse impact on our business”, contained in our Annual Report on Form 10-K for fiscal year 2019 for further discussion.

Our outlook for the remainder of fiscal 2020 is based on our internal projections about the market and related economic conditions, estimated foreign currency exchange rate effects, as well as our understanding of our key customers’ plans for their retooling projects. If our key customers’ plans differ from our understanding, this could have an adverse impact on our outlook.

Our current outlook for full year fiscal 2020 is double-digit forecasted increase in bookings, low to mid-single digit forecasted revenue growth and mid-single digit forecasted operating income margins.

Based on our internal projections about the market and related economic conditions, estimated foreign currency exchange rate effects, our understanding of our key customers’ plans for their retooling projects and our success at achieving our business plan, including realizing revenue growth objectives, identifying and implementing efficiencies and cost reduction and continuing progress with our long-term growth strategy and diversification program, we believe our level of cash, cash equivalents, short-term investments, credit facilities and expected cash flows in each jurisdiction is sufficient to fund our fiscal 2020 cash flow requirements.  If our key customers’ plans differ from our understanding or actual results differ from our internal projections or estimates, this could have an adverse impact on our level of cash, cash equivalents and short-term investments.

We continue to expect capital spending including development of intangible assets to be less than $2.0 million during fiscal 2020, although there is no binding commitment to do so.  Furthermore, the level of our capital spending is dependent on our continued financial strength.

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

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal year 2019, which are unchanged as of September 30, 2019 except for our policies on Lease Accounting.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, see Note 2, of the Notes to the Consolidated Financial Statements, “New Accounting Pronouncements” contained in this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described in Item 9A of our 2019 Form 10-K, our disclosure controls and procedures were not effective as of September 30, 2019. Notwithstanding the material weakness described above, management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. GAAP.

Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation Plan.”

Remediation Plan. We have initiated a remediation plan to address the control deficiency that led to the material weakness mentioned above. The remediation plan includes the following:

•	Implementing specific review procedures, including the added involvement of our newly engaged external tax firm in the review of tax accounting, designed to enhance our income tax control; and

•	Strengthening our income tax control with improved documentation standards, technical oversight and training.

Our enhanced review procedures and documentation standards will be in place and operating during fiscal 2020. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. We expect to remediate this material weakness by the end of fiscal year 2020.

PART II.	OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for fiscal year 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our purchases of our Common Stock during the first quarter of fiscal 2020 were as follows:

Period	Total Number of Share/Units Purchased	Average Price Paid Per Share/Unit	Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)

July 1 to July 31	-	$-	-	-
August 1 to August 31	-	$-	-	-
September 1 to September 30	376	$4.70	-	-

(1) During the first quarter of fiscal 2020, we withheld these shares from restricted stock unit grants under our 2004 Stock Incentive Plan (the “Plan”) to satisfy the individual’s tax withholding obligations upon the vesting of the related restricted stock grants, as provided for in the Plan.

ITEM 6.	EXHIBITS

10.53	Written Descriptions of the Fiscal 2020 Executive Short Term Incentive Plan and Fiscal 2020 Executive Long Term Incentive Plan.

31.1*	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc.
(Registrant)

Date: November 12, 2019	By:	/s/ David L. Watza
David L. Watza
President and Chief Executive Officer (Principal Executive and Financial Officer)

Date: November 12, 2019	By:	/s/ Laura Pecoraro
Laura Pecoraro
Acting Vice President, Finance
(Principal Accounting Officer)