Form 10-Q
period 2019-12-31
PERCEPTRON INC/MI
filed 2020-02-10
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

As of February 5, 2020, there were 9,704,298 shares of common stock ($0.01 par value per share) are outstanding.

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended December 31, 2019

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(In Thousands, Except Per Share Amount)	2019	2019
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,763	$4,585
Short-term investments	448	1,431
Receivables:
Billed receivables, net of allowance for doubtful accounts of $494 and $541, respectively	27,846	27,449
Unbilled receivables, net	5,698	5,394
Other receivables	346	200
Inventories, net of reserves of $2,048 and $1,778 respectively	9,417	10,810
Other current assets	2,023	1,529
Total current assets	51,541	51,398

Property and Equipment, Net	6,399	6,538
Goodwill	1,715	1,741
Intangible Assets, Net	1,809	1,816
Right of Use Assets	3,853	-
Long-Term Investment	725	725
Long-Term Deferred Income Tax Assets	814	620

Total Assets	$66,856	$62,838

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	6,674	7,397
Accrued liabilities and expenses	3,343	3,609
Accrued compensation	1,409	1,646
Current portion of taxes payable	232	320
Income taxes payable	956	536
Short-term operating lease liability	501	-
Reserves for severance and other charges	404	44
Deferred revenue	5,722	6,649
Total current liabilities	19,241	20,201

Long-Term Taxes Payable	8	114
Long-Term Deferred Income Tax Liability	14	41
Long-Term Operating Lease Liability	3,404	-
Long-Term Deferred Revenue	296	-
Other Long-Term Liabilities	548	556
Total Liabilities	$23,511	$20,912

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, 19,000 shares authorized; issued and outstanding 9,704 and 9,658, respectively	97	97
Accumulated other comprehensive loss	(3,395)	(3,079)
Additional paid-in capital	49,441	49,083
Retained deficit	(2,798)	(4,175)
Total Shareholders' Equity	$43,345	$41,926

Total Liabilities and Shareholders' Equity	$66,856	$62,838

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands, Except Per Share Amounts)	2019	2018	2019	2018
		(As Revised)		(As Revised)
Net Sales	$19,132	$21,553	$36,982	$42,995
Cost of Sales	12,001	13,703	22,809	26,853
Gross Profit	7,131	7,850	14,173	16,142

Operating Expenses
Selling, general and administrative	4,309	4,942	8,552	9,577
Engineering, research and development	1,632	2,080	3,460	4,278
Severance, impairment and other charges	471	(609)	471	(609)
Total operating expenses	6,412	6,413	12,483	13,246

Operating Income	719	1,437	1,690	2,896

Other Income and (Expenses)
Interest expense, net	(43)	(29)	(67)	(56)
Foreign currency gain (loss), net	32	151	(179)	(51)
Other income, net	91	5	124	5
Total other income and (expense)	80	127	(122)	(102)

Income Before Income Taxes	799	1,564	1,568	2,794

Income Tax (Expense) Benefit	(48)	45	(191)	(231)

Net Income	$751	$1,609	$1,377	$2,563

Income Per Common Share
Basic	$0.08	$0.17	$0.14	$0.27
Diluted	$0.08	$0.16	$0.14	$0.26

Weighted Average Common Shares Outstanding
Basic	9,693	9,615	9,674	9,588
Dilutive effect of stock options	5	76	13	143
Diluted	9,698	9,691	9,687	9,731

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands)	2019	2018	2019	2018
		(As Revised)		(As Revised)
Net Income	$751	$1,609	$1,377	$2,563
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	542	(369)	(316)	(766)

Comprehensive Income	$1,293	$1,240	$1,061	$1,797

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six Months Ended
	December 31,
(In Thousands)	2019	2018
		(As Revised)
Cash Flows from Operating Activities
Net income	$1,377	$2,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, includes $265 amortization of ROU assets (imputed)	964	1,134
Stock compensation expense	386	494
Non-cash lease expense	1	-
Deferred income taxes	(231)	(320)
Loss (gain) on disposal of assets	10	(32)
Allowance for doubtful accounts	(47)	45
Changes in assets and liabilities:
Receivables	(1,278)	(385)
Inventories	1,276	1,167
Accounts payable	(615)	(568)
Accrued liabilities and expenses	(37)	(1,265)
Deferred revenue	(590)	765
Other assets and liabilities	(325)	(1,178)
Net cash provided by operating activities	891	2,420

Cash Flows from Investing Activities
Purchases of short-term investments	(1,114)	(1,831)
Sales of short-term investments	2,040	1,621
Capital expenditures	(404)	(790)
Capital expenditures - intangibles	(202)	(222)
Net cash provided by (used for) investing activities	320	(1,222)

Cash Flows from Financing Activities
Payments on lines of credit and short-term borrowings, net	-	(103)
Proceeds from stock plans	1	204
Cash payment for shares surrendered upon vesting of RSU's to cover taxes	(28)	(55)
Net cash (used for) provided by financing activities	(27)	46

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(32)	(100)

Net Increase in Cash, Cash Equivalents and Restricted Cash	1,152	1,144
Cash, Cash Equivalents and Restricted Cash, July 1	4,843	5,996
Cash, Cash Equivalents and Restricted Cash, December 31	$5,995	$7,140

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$330	$53
Cash paid during the period for income taxes	$143	$506

	December 31, 2019	June 30, 2019
Cash and Cash Equivalents	$5,763	$4,585
Restricted Cash included in Short-term Investments	232	258
Total Cash, Cash Equivalents and Restricted Cash	$5,995	$4,843

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In Thousands)	2019	2018	2019	2018
Common Stock		(As Revised)		(As Revised)
Beginning balance	$97	$96	$97	$96
Issued	-	-	-	-
Ending balance	97	96	97	96

Accumulated Other Comprehensive Loss
Beginning balance	(3,937)	(2,493)	(3,079)	(2,096)
Other comprehensive income (loss)	542	(369)	(316)	(766)
Ending balance	(3,395)	(2,862)	(3,395)	(2,862)

Additional Paid-In Capital
Beginning balance	49,301	48,507	49,083	48,110
Stock-based compensation	121	283	293	494
Stock plans	19	(37)	65	149
Ending balance	49,441	48,753	49,441	48,753

Retained (Deficit) Earnings
Beginning balance	(3,549)	3,570	(4,175)	567
Adoption of ASC 606 - modified retrospective transition method	-	-	-	2,049
Net income	751	1,609	1,377	2,563
Ending balance	(2,798)	5,179	(2,798)	5,179

Total Shareholders' Equity	$43,345	$51,166	$43,345	$51,166

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.Accounting Policies

Perceptron, Inc. (the “Company”) develops, produces and sells a comprehensive range of automated industrial metrology products and solutions to manufacturers for dimensional gauging, dimensional inspection and 3D scanning.  The Company’s products provide solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement, scanning and inspection applications. The Company also offers value added services such as training and customer support.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and within the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  In the Company’s opinion, these statements include all normal recurring adjustments necessary for a fair presentation of the financial statements for the periods presented.  The results of operations for any interim period are not necessarily indicative of the results of operations for a full fiscal year.  The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements in the Company’s 2019 Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

Revision of Previously Issued Financial Statements

During the fourth quarter of fiscal 2019, an error was identified related to the accounting for the Company’s deferred tax liabilities associated with certain amortizable intangible assets acquired in 2015.  The error related to not appropriately reducing the associated deferred tax liabilities for the tax effect of amortization on the intangible assets since 2016.  The error was immaterial to the Company’s previously issued financial statements, but the cumulative correction would have had a material effect on the 2019 financial statements.  Accordingly, the results for the three and six months ended December 31, 2018 and three and six months ended December 31, 2017 have been adjusted to incorporate the revised amounts, where applicable.  See Note 1, of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies - Revision of Previously Issued Financial Statements” contained in Item 8 of the Company’s Annual Report on Form 10-K for further discussion

.

	Three Months Ended December 31, 2018			Three Months Ended December 31, 2017
	(In Thousands Except Per Share Amounts)			(In Thousands Except Per Share Amounts)

	As Previously		As	As Previously		As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised

Net Sales	$21,553	$-	$21,553	$20,433	$-	$20,433
Cost of Sales	13,703	-	13,703	13,026	-	13,026
Gross Profit	7,850	-	7,850	7,407	-	7,407

Operating Expenses	6,413	-	6,413	6,952	-	6,952

Operating Income	1,437	-	1,437	455	-	455

Other Income and (Expense)	127	-	127	(104)	-	(104)

Income Before Income Taxes	1,564	-	1,564	351	-	351

Income Tax Benefit (Expense)	(17)	62	45	15	62	77

Net Income	$1,547	$62	$1,609	$366	$62	$428

Income Per Common Share
Basic	$0.16	$0.01	$0.17	$0.04	$0.01	$0.05
Diluted	$0.16	$-	$0.16	$0.04	-	$0.04

Weighted Average Common Shares Outstanding
Basic	9,615	-	9,615	9,491	-	9,491
Dilutive effect of stock options	76	-	76	106	-	106
Diluted	9,691	-	9,691	9,597	-	9,597

As a result of the above revision, Total Comprehensive Income was increased from $1,178 to $1,240 for the three months ended December 31, 2018.

The consolidated statements of cash flow are not presented because there is no impact on total cash flows from operating activities, investing activities, and financing activities.  Certain components of net cash provided by operating activities changed, as caused by the revision, but the net change amounted to zero for the three months ended December 31, 2018.

As a result of the above revision, in the consolidated statement of shareholder’s equity, net income was increased from $1,547 to $1,609 for the three months ended December 31, 2018; accumulated other comprehensive loss was decreased from $2,864 to $2,862 at December 31, 2018 and retained earnings was increased from $3,978 to $5,179 at December 31, 2018.

	Six Months Ended December 31, 2018			Six Months Ended December 31, 2017
	(In Thousands Except Per Share Amounts)			(In Thousands Except Per Share Amounts)

	As Previously		As	As Previously		As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised

Net Sales	$42,995	$-	$42,995	$39,702	$-	$39,702
Cost of Sales	26,853	-	26,853	24,645	-	24,645
Gross Profit	16,142	-	16,142	15,057	-	15,057

Operating Expenses	13,246	-	13,246	13,057	-	13,057

Operating Income	2,896	-	2,896	2,000	-	2,000

Other Income and (Expense)	(102)	-	(102)	(138)	-	(138)

Income Before Income Taxes	2,794	-	2,794	1,862	-	1,862

Income Tax Benefit (Expense)	(355)	124	(231)	62	124	186

Net Income	$2,439	$124	$2,563	$1,924	$124	$2,048

Income Per Common Share
Basic	$0.25	$0.02	$0.27	$0.20	$0.02	$0.22
Diluted	$0.25	$0.01	$0.26	$0.20	$0.01	$0.21

Weighted Average Common Shares Outstanding
Basic	9,588	-	9,588	9,455	-	9,455
Dilutive effect of stock options	143	-	143	72	-	72
Diluted	9,731	-	9,731	9,527	-	9,527

As a result of the above revision, Total Comprehensive Income was increased from $1,673 to $1,797 for the six months ended December 31, 2018.

The consolidated statements of cash flow are not presented because there is no impact on total cash flows from operating activities, investing activities, and financing activities.  Certain components of net cash provided by operating activities changed, as caused by the revision, but the net change amounted to zero for the six months ended December 31, 2018.

As a result of the above revision, in the consolidated statement of shareholder’s equity, net income was increased from $2,439 to $2,563 for the six months ended December 31, 2018; accumulated other comprehensive loss was decreased from $2,864 to $2,862 at December 31, 2018 and retained earnings was increased from $3,978 to $5,179 at December 31, 2018.

2.New Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions as well as reasonable and supportable forecasts.  In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (ASU 2018-19).  ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASU 2016-13.  ASU 2016-13, as amended, is effective for the Company on July 1, 2020, with early adoption permitted.  The Company does not expect the impact of the adoption of ASU 2016-13 to be material on its consolidated financial statements.

In July 2018, the FASB issued Accounting Standards Update No. 2018-09 — Codification Improvements (ASU 2018-09), which clarifies, corrects and makes minor improvements on a wide variety of Topics in the Codification.  The amendments make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications.  The transition and effective dates are based on the facts and circumstances of each amendment, including some amendments that will be effective upon issuance of the update and many of them will be effective for annual periods beginning after December 31, 2018.  For the amendments that were effective upon issuance of the Update, there was no material impact to the Company’s consolidated financial statements or disclosures.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement (ASU 2018-13), which changes the disclosures related to, among other aspects of fair value, unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement and the narrative description of measurement uncertainty.  ASU 2018-13 is effective for the Company on July 1, 2020 and is not expected to have a significant impact on the Company’s consolidated financial statements or disclosures.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain inter-use software.  ASU 2018-15 is effective for the Company on July 1, 2020.  The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In November 2019, the FASB issued Accounting Standards Update No. 2019-11—Codification Improvements to Topic 326, Financial Instruments—Credit Losses (ASU 2019-11). The amendments in this Update represent changes to clarify, correct errors in, or improve the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The effective dates and transition requirements for ASU 2019-11 are the same as ASU 2016-13. ASU 2019-11 is effective for the Company on July 1, 2020. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company on July 1, 2021. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In January 2020, the FASB issued Accounting Standards Update No. 2020-01—Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint  Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (ASU 2020-01). The amendments in this ASU clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. ASU 2020-01 is effective for the Company on July 1, 2021. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (ASU 2016-2), which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  The Company adopted this guidance on July 1, 2019, using the modified retrospective approach.

The adoption of the standard resulted in the recognition of net operating lease right-of-use assets of $4.0 million and operating lease liabilities of $3.9 million on the condensed consolidated balance sheet as of July 1, 2019 primarily related to the Company’s real estate operating leases.  The operating lease right-of-use asset includes the impact of deferred rent.  The Company does not have any finance leases.

The Company elected to apply the package of practical expedients upon transition, which includes no reassessment of whether existing contracts are or contain leases and allowed for the lease classification for existing leases to be retained. The Company did not elect the practical expedient to use hindsight, and accordingly the initial lease term did not differ under the new standard versus prior accounting practice.  After transition, in certain instances, the cost of renewal options will be recognized earlier in the term of the lease than under the previous lease accounting rules.  The Company has selected as its accounting policy to keep leases with a term of twelve months or less off the balance sheet and recognize these lease payments on a straight-line basis over the lease term.

See Note 10 of the Notes to the Consolidated Financial Statements, “Leases” contained in this Quarterly Report on Form 10-Q for further information on the impact of the new standard.

In February 2018, the FASB issued Accounting Standards Update 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  ASU 2018-02 was adopted on July 1, 2019 and did not have a significant impact on the Company’s consolidated financial statements or disclosures.

3.Goodwill

Goodwill is not subject to amortization and is reviewed at least annually in the fourth quarter of each year using data as of March 31 of that year, or earlier if an event occurs or circumstances change and there is an indicator of impairment.  The impairment test consists of comparing a reporting unit’s fair value to its carrying value. A reporting unit is defined as an operating segment or one level below an operating segment.  Goodwill is recorded in the Company’s CMM reporting unit.  A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to the total market capitalization. Therefore, the Company’s stock may trade below its book value and a significant and sustained decline in the Company’s stock price and market capitalization could result in goodwill impairment charges.

The quantitative goodwill impairment test contains estimates regarding future revenue growth and expense levels.  To the extent that actual results do not meet projected results, it could result in a material impairment to goodwill which could negatively impact the Company’s results of operations.

In the fourth quarter of fiscal 2019, the Company completed its annual goodwill impairment testing. The impairment test consisted of a quantitative assessment due to a decrease in the Company’s stock price in the fourth quarter of fiscal 2019 and uncertainty with future revenue growth primarily due to companies postponing decisions about purchasing new capital goods such as CMMs.  Based on the results of the fiscal 2019 annual impairment test, the fair value of the Company’s CMM reporting unit was less than its carrying value. As a result, the Company recorded a non-cash goodwill impairment charge of $6.0 million due to the lack of projected growth in the sales of its Off-Line Measurement Solutions.  This impairment is not deductible for income tax purposes.

Goodwill is recorded on the local books of the Company’s CMM reporting unit. Foreign currency effects will impact the balance of goodwill in future periods. The Company’s goodwill balance was $1,715,000 and $1,741,000 as of December 31, 2019 and June 30, 2019, respectively, with the decrease due to the differences in foreign currency rates at December 31, 2019 compared to June 30, 2019.

At December 31, 2019, there are no indications of potential impairment of goodwill.

4.Intangible Assets

The Company acquired intangible assets consisting of a Trade Name and Customer/Distributor Relationships in addition to goodwill in connection with the acquisitions of Coord3 and NMS in the third quarter of fiscal 2015 which is considered the Company’s CMM reporting unit.  Furthermore, the Company continues to develop intangibles, primarily software. These assets are susceptible to shortened estimated useful lives and changes in fair value due to changes in their use, market or economic changes, or other events or circumstances.  The amortization periods for customer/distributor relationships, trade name and software are five years, ten years and five years, respectively.

During the fourth quarter of fiscal 2019, due to the impairment indicators discussed in Note 3, the Company assessed whether the carrying amounts of its long-lived assets in the CMM reporting unit (the asset group) may not be recoverable and therefore may be impaired. To assess the recoverability, the undiscounted cash flows of the asset group were analyzed over a range of potential remaining useful lives with the customer relationships as the primary asset.  The result was that the asset group carrying value exceeded the sum of the undiscounted cash flows.  After a fair value analysis, the Company determined that the trade name and customer relationships were impaired. The Company recorded a non-cash impairment loss related to these definite-lived intangible assets of $1.4 million. There were no impairment indicators for other long-lived assets subject to amortization.

At December 31, 2019, there are no indications of potential impairment of these intangible assets.

The Company’s intangible assets are as follows (in thousands):

	December 31,		December 31,	June 30,		June 30,
	2019		2019	2019		2019
	Gross		Net	Gross	Accumulated	Net
	Carrying	Accumulated	Carrying	Carrying	Amortization	Carrying
	Amount	Amortization	Amount	Amount	/ Impairments	Amount
Customer/Distributor Relationships	$-	$-	$-	$3,249	$(3,249)	$-
Trade Name	1,695	(1,101)	594	2,523	(1,862)	661
Software	2,104	(889)	1,215	1,902	(747)	1,155
Total	$3,799	$(1,990)	$1,809	$7,674	$(5,858)	$1,816

Amortization expense was $95,000 and $280,000 for the three months ended December 31, 2019 and 2018, respectively.  Amortization expense was $199,000 and $571,000 for the six months ended December 31, 2019 and 2018, respectively.

The estimated amortization of the remaining intangible assets by year is as follows (in thousands):

Years Ending June 30,	Amount
2020 (excluding the six months ended December 31, 2019)	170
2021	393
2022	431
2023	396
2024	343
after 2024	76
$1,809

5.Revenue from Contracts with Customers

Disaggregated Revenue

The following tables summarizes the Company’s disaggregated revenue, based on its shipping location (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Geographic Region:	2019	2018	2019	2018
Americas Sales	$6,875	$6,992	$13,042	$15,371
Europe Sales	8,455	8,871	15,575	17,653
Asia Sales	3,802	5,690	8,365	9,971
Total Net Sales	$19,132	$21,553	$36,982	$42,995

Sales by product lines are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Product Lines	2019	2018	2019	2018
Measurement Solutions	$17,592	$19,500	$33,760	$39,408
3D Scanning Solutions	514	982	1,459	1,712
Value Added Service	1,026	1,071	1,763	1,875
Total Net Sales	$19,132	$21,553	$36,982	$42,995

The following table summarizes the Company’s revenue categories for the three and six months ended December 31, 2019 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Timing of Revenue Recognition	2019	2018	2019	2018
Goods transferred at a point of time	$13,542	$16,581	$26,718	$31,781
Services transferred over time	5,590	4,972	10,264	11,214
Total Net Sales	$19,132	$21,553	$36,982	$42,995

Remaining Performance Obligations

The estimated recognition of the remaining unsatisfied performance obligations beyond one year is as follows (in thousands):

Years Ending June 30,	Amount
2020 (excluding the six months ended December 31, 2019)	$10,771
2021	3,508
2022	378
2023	-
2024	-
after 2024	-
Total	$14,657

Contract Balances

Deferred commissions – The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are deferred and amortized based on the timing of revenue recognition over the period of contract performance.  As of December 31, 2019, capitalized commissions of $249,000 were included in “Other current assets” on the Consolidated Balance Sheet.  Commission expense recognized during the three and six months ended December 31, 2019 was $227,000 and $417,000, respectively, is included in “Selling, general and administrative expense” in the Consolidated Statement of Operations.  Commission expense recognized during the three and six months ended December 31, 2018 was $304,000 and $558,000, respectively, is included in “Selling, general and administrative expense” in the Consolidated Statement of Operations.

The change in the Company’s net Unbilled receivables / (Deferred revenue) from July 1, 2019 to December 31, 2019 was primarily due to the amount of revenue recognized as the Company satisfied performance obligations during the six months ended December 31, 2019, partially offset by the amount and timing of invoicing during that same timeframe related to the Company’s Measurement Solutions and 3D Scanning Solutions.  During the six months ended December 31, 2019, the Company recognized revenue of $4,371,000 that was included in “Deferred revenue” at July 1, 2019. During the six months ended December 31, 2018, the Company recognized revenue of $4,164,000 that was included in “Deferred revenue” at July 1, 2018.

6.Short-Term and Long-Term Investments

As of December 31, 2019 and June 30, 2019, the Company held restricted cash in short-term bank guarantees.  The restricted cash provides financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.  As of December 31, 2019 and June 30, 2019, the Company had short-term bank guarantees of $232,000 and $258,000, respectively.

At December 31, 2019, the Company held a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  At December 31, 2019 there were no changes to the carrying value of the investment resulting from observable price changes in orderly transactions for an identical or similar investment in the issuer.

The following table presents the Company’s Short-Term and Long-Term Investments by category at December 31, 2019 and June 30, 2019 (in thousands):

	December 31, 2019
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantees	$232	$232
Time/Fixed Deposits	216	216
Total Short-Term Investments	$448	$448

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	$3,700	$725

Total Investments	$4,148	$1,173

	June 30, 2019
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantees	$258	$258
Time/Fixed Deposits	1,173	1,173
Total Short-Term Investments	$1,431	$1,431

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	$3,700	$725

Total Investments	$5,131	$2,156

7.Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” is applicable for all financial assets and liabilities as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  ASC 820 defines fair value, establishes a framework for measuring fair value and requires specific disclosures about fair value measurements.  The Company’s financial instruments include investments classified as available for sale, mutual funds, fixed deposits and certificate of deposits at December 31, 2019.

ASC 820 establishes a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s assumptions of market participant valuation (unobservable inputs).  These two types of inputs create the following fair value hierarchy:

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

The following table presents the Company’s investments at December 31, 2019 and June 30, 2019 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820 (in thousands).  The fair value of the Company’s short-term investments approximates their cost basis.

Description	December 31, 2019	Level 1	Level 2	Level 3
Time/Fixed Deposits and Bank Guarantees	$448	$-	$448	$-
Total	$448	$-	$448	$-

Description	June 30, 2019	Level 1	Level 2	Level 3
Time/Fixed Deposits and Bank Guarantees	$1,431	$-	$1,431	$-
Total	$1,431	$-	$1,431	$-

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At December 31, 2019, the Company did not record any other-than-temporary impairments on its financial assets required to be measured on a recurring basis.

The Company also measures certain assets and liabilities at fair value on a nonrecurring basis.  These assets are tested for impairment when events or circumstances occur which may indicate that the derived fair value is below carrying cost or on an annual basis in accordance with applicable GAAP.  For these assets, the Company does not periodically adjust carrying value fair value except in the event of an impairment.

There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2019.

8.Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, and for age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.  When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $2,048,000 and $1,778,000 at December 31, 2019 and June 30, 2019, respectively, is comprised of the following (in thousands):

	At December 31,	At June 30,
	2019	2019
Component Parts	$5,323	$5,229
Work in Process	1,483	1,383
Finished Goods	2,611	4,198
Total	$9,417	$10,810

9.Property and Equipment

The Company’s property and equipment consisted of the following as of December 31, 2019 and June 30, 2019 (in thousands):

	At December 31,	At June 30,
	2019	2019
Building and Land	$7,653	$7,647
Machinery and Equipment	11,798	11,616
Furniture and Fixtures	1,290	1,286
	20,741	20,549
Less: Accumulated Depreciation	(14,342)	(14,011)
	$6,399	$6,538

Depreciation expense was $240,000 and $287,000 for the three months ended December 31, 2019 and 2018, respectively. Depreciation expense was $500,000 and $563,000 for the six months ended December 31, 2019 and 2018, respectively.

10. Leases

The Company leases office space for its manufacturing, sales and service operations, vehicles and office equipment under operating leases.

All of the Company’s leases are operating leases.

In accordance with Accounting Standard Codification Topic 842 (“ASC 842”), the Company has elected not to apply ASC 842 to arrangements with lease terms less than 12 months.

Operating lease right-of-use assets and liabilities are reflected within the captions “Right-of-use assets”, “Short-term operating lease liability” and “Long-term operating lease liability”, respectively, on the Consolidated Balance Sheet. Right-of-use assets, Short-term operating lease liability and Long-term operating lease liability were $3,853,000, $501,000 and $3,404,000 as of December 31, 2019, respectively.

When readily determinable, the discount rate used to calculate the lease liability is the rate implicit in the lease. Otherwise the Company applied judgement and used its incremental borrowing rate based on the information available at lease commencement.

Some of the leases include one or more renewal or termination options at the Company’s discretion, which are included in the determination of the lease term if the Company is reasonably certain to exercise the option.

There were no Right-of-use leased assets obtained in exchange for new operating lease liabilities for the three and six months ended December 31, 2019.

Lease expense, recorded in the cost of sales and selling, general & administrative expense categories in the Consolidated Statement of Operations total $184,000 and $368,000 for the three and six months ended December 31, 2019, respectively.

Cash paid for operating leases was $183,000 and $365,000 during the three and six months ended December 31, 2019, respectively, and is included in operating cash flows.

Maturities of lease liabilities are as follows:

December 31, 2019
Years Ending June 30,	Lease Payments
2020 (excluding the six months ended December 31, 2019)	$369
2021	634
2022	446
2023	376
2024	356
After 2024	3,064
Future value of operating lease liabilities	$5,245
Less: Imputed interest	(1,340)
Present value of operating lease liabilities	$3,905

The weighted average remaining lease term for operating leases was 7 years and the weighted average discount rate was 5.3% as of December 31, 2019.

11.Warranties

In-Line and Near-Line Measurement Solutions generally carry a one to three-year warranty for parts and a one-year warranty for labor and travel related to warranty.  Product sales to the forest products industry carry a three-year warranty for TriCam® sensors.  Sales of ScanWorks® have a one-year warranty for parts.  Sales of WheelWorks® products have a two-year warranty for parts. Off-Line Measurement Solutions generally carry a 12-month warranty after the machine passes the acceptance test or a 15-month warranty from the date of shipment, whichever date comes first, on parts only. The Company provides reserves for warranties based on its experience and knowledge.

Factors affecting the Company’s warranty reserve include the number of units sold or in service as well as historical and anticipated rates of claims and cost per claim.  The Company periodically assess the adequacy of its warranty reserve based on changes in these factors.  If a special circumstance arises which requires a higher level of warranty, the Company makes a special warranty provision commensurate with the facts.  Changes to the Company’s warranty reserve are as follows (in thousands):

	Six Months Ended December 31,
	2019	2018
Beginning Balance at July 1,	$341	$391
Accruals - Current Year	158	331
Settlements/Claims (in cash or in kind)	(179)	(460)
Effects of Foreign Currency	(1)	(1)
Ending Balance at December 31,	$319	$261

12.Credit Facilities

The Company had no borrowings outstanding under its lines of credit and short-term notes payable at December 31, 2019 and June 30, 2019, respectively.

On December 4, 2017, the Company entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either the Company or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by the Company’s U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers and subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million. At December 31, 2019, the Company’s available borrowing under this facility was approximately $5.3 million. Security for the Loan Agreement is substantially all of the Company’s assets in the U.S.  Interest is calculated at 2.65% above the 30 day LIBOR rate. The Company is not allowed to pay cash dividends under the Loan Agreement. The Company had no borrowings outstanding under the Loan Agreement at December 31, 2019 or June 30, 2019.

The Company’s Brazilian subsidiary (“Brazil”) has a credit line and overdraft facility with its current local bank.  Brazil can borrow a total of B$300,000 (equivalent to approximately $74,000).  The Brazil facility is cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rate for the facility is 13.94% for the first B$200,000 (equivalent to approximately $50,000) utilized and 3.49% for utilization between B$200,000 and B$300,000. The Company had no borrowings under these facilities at December 31, 2019 and June 30, 2019, respectively.

13.Severance, Impairment and Other Charges

In January 2018, a judge in a trade secrets case brought by the Company granted the defendants’ motions for recovery of their attorney fees (see Note 18, “Commitments and Contingencies” for further discussion relating to this matter).  A charge in the amount of $675,000 was recorded as a liability in the second quarter of fiscal 2018.  The Company appealed this court decision.  In January 2019, the Company settled with the defendants and ended its appeal in return for a net payment due to them in the amount of $66,000.  As a result, in the second quarter of fiscal 2019, the Company adjusted the accrual.

In the second quarter of fiscal 2020, our President and Chief Executive Officer resigned and the Company had a reduction in force in the U.S.  The resignation and the action resulted in an accrual of $471,000 of severance expense in the second quarter ended December 31, 2019.  The remaining balance of the accrual was $404,000 at December 31, 2019.

These charges recorded as Severance, Impairment and Other Charges are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Severance and Related Costs	$471	$-	$471	$-
Court Award	-	(609)	-	(609)
Total	$471	$(609)	$471	$(609)

The following table reconciles the activity for the reserves for severance and other charges (in thousands):

	Six Months Ended December 31,
	2019	2018
Beginning Balance at July 1,	$44	$675
Accruals - Severance Related	471	-
Accruals / Adjustments - Court Award	-	(609)
Payments	(111)	-
Ending Balance at December 31,	$404	$66

14.Current and Long-Term Taxes Payable

The Company acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

15.Other Long-Term Liabilities

Other long-term liabilities at December 31, 2019 and June 30, 2019 include $548,000 and $556,000, respectively, for long-term contractual and statutory severance liabilities acquired as part of the purchase of Coord3 that represent amounts that will be payable to employees upon termination of employment.

16.Stock-Based Compensation

The Company maintains a 2004 Stock Incentive Plan (“2004 Plan”) covering substantially all company employees, non-employee directors and certain other key persons.  The 2004 Plan is administered by a committee of the Company’s Board of Directors: The Management Development, Compensation and Stock Option Committee (“MDCSOC”).

Awards under the 2004 Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units, or any combination thereof.  The terms of the awards are determined by the MDCSOC, except as otherwise specified in the 2004 Plan.

Stock Options

Options outstanding under the 2004 Plan generally become exercisable at 33.3% per year beginning one year after the date of grant and expire ten years after the date of grant.  Option prices from options granted under these plans must not be less than the fair market value of the Company’s stock on the date of grant.  The Company uses the Black-Scholes model for determining stock option valuations.  The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values.  The expected term of option exercises is derived from historical data regarding employee exercises and post-vesting employment termination behavior.  The risk-free rate of return is based on published U.S. Treasury rates in effect for the corresponding expected term.  The expected volatility is based on historical volatility of the Company’s stock price.  These factors could change in the future, which would affect the stock-based compensation expense in future periods.

The Company recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $49,000 and $105,000 in the three and six months ended December 31, 2019 respectively.  The Company recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $192,000 and $283,000 in the three and six months ended December 31, 2018 respectively.  As of December 31, 2019, the total remaining unrecognized compensation cost related to non-vested stock options amounted to approximately $93,000.  The Company expects to recognize this cost over a weighted average vesting period of 1.7 years.

The Company granted 33,000 stock options in the three and six months ended December 31, 2019, respectively.  The Company granted no stock options in the three and six months ended December 31, 2018, respectively.  The Company received no cash from option exercises under its share-based payment arrangements for the three and six months ended December 31, 2019, respectively.  The Company received approximately $3,000 and $194,000 in cash from option exercises under its share-based payment arrangements for the three and six months ended December 31, 2018, respectively.

The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Weighted average estimated fair value per share of options granted during the period	$2.19	NA	$2.19	NA
Assumptions:
Dividend Yield	-	NA	-	NA
Common Stock Price Volatility	43.50%	NA	43.50%	NA
Risk Free Rate of Return	2.56%	NA	2.56%	NA
Expected Option Term (In Years)	6.6	NA	6.6	NA

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

(3)

Awards to non-management members of the Company’s Board of Directors with a subsequent one-third vesting requirement on the first, second and third anniversaries of the issuance provided the service of the non-management member of the Board of Directors has not terminated prior to the vesting date and are freely transferable after vesting, and

(4)

Awards that are granted with a one-third vesting requirement on the first, second and third anniversaries of the issuance provided the individual’s employment has not terminated prior to the vesting date and are freely transferable after vesting, including restricted stock units granted as part of the Fiscal Year 2018 and Fiscal Year 2019 Long-Term Incentive Compensation Plan.

The grant date fair value associated with granted restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of the Company’s Common Stock on the grant date authorized by the Company’s MDCSOC, multiplied by the number of restricted stock and restricted stock unit awards expected to be issued and vested and is amortized over the combined performance and service periods.  The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three and six months ended December 31, 2019, was $123,000 and $188,000, respectively. The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three and six month periods ended December 31, 2018 was $89,000 and $144,000, respectively.  As of December 31, 2019, the total remaining unrecognized compensation cost related to the restricted stock and restricted stock unit awards is approximately $153,000. The Company expects to recognize this cost over a weighted average vesting period of 1.2 years.

A summary of the status of restricted stock and restricted stock unit awards outstanding at December 31, 2019 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2019	93,420	$7.49
Granted	-	-
Vested	(36,103)	7.51
Forfeited or Expired	(19,206)	7.61
Non-vested at December 31, 2019	38,111	$7.44

Performance Stock Units

During the second quarter of fiscal 2020, the Company’s MDCSOC granted certain employees Performance Share Units (“PSUs”) as part of the Fiscal Year 2020 Long-Term Incentive Compensation Plan.  The Performance Measures were defined by the Committee as a specific target level of Revenue and Operating Income Before Incentive Compensation for each of the following: fiscal year 2020, fiscal year 2021 and fiscal year 2022.  Up to one-third of the PSUs can be earned each year, determined based upon actual performance levels achieved in that year. One half of the award earned each year is based upon the achievement of the two Performance Targets in that year, provided that a minimum level of Operating Income Before Incentive Compensation is achieved for that year.  The actual award level for each year can range from 50% to 150% (for Revenue Target) or 75% to 200% (for Operating Income Target) of the target awards depending on actual performance levels achieved in each year compared to that year’s target. If Operating Income Before Incentive Compensation is less than 75% of the targeted Operating Income Before Incentive Compensation for the year, then no PSU’s will vest for that year and the PSU’s vesting that year will expire.

During the second quarter of fiscal 2019, the Company’s MDCSOC granted certain employees PSUs as part of the Fiscal Year 2019 Long-Term Incentive Compensation Plan, up to one-third of which could be earned in plan year 2019 (October 1, 2018 to September 30, 2019), fiscal year 2020 and fiscal year 2021 upon the achievement of a specific target level of Revenue and a threshold and specific target level of Operating Income Before Incentive Compensation.  For plan year 2019, actual Revenue and Operating Income Before Incentive Compensation did not meet the plan year 2019 targets, resulting in the forfeiture of PSU’s vesting in plan year 2019.

During the second quarter of fiscal 2018, the Company’s MDCSOC granted certain employees PSUs as part of the Fiscal Year 2018 Long-Term Incentive Compensation Plan, up to one-third of which could be earned in fiscal 2018, fiscal year 2019 and fiscal year 2020 upon the achievement of a specific target level of Revenue and a threshold and specific target level of Operating Income Before Incentive Compensation.  For fiscal year 2019, actual Revenue and Operating Income Before Incentive Compensation did not meet the fiscal 2019 targets, resulting in the forfeiture of PSU’s vesting in fiscal 2019.

The non-cash stock-based compensation expense recorded for PSU’s issued under the Company’s Fiscal 2020, 2019 and 2018 Long-Term Incentive Compensation Plans during the first quarter of fiscal 2020 was fully reversed in the second quarter of fiscal 2020, because, at this time, the Company estimates that the level of actual performance, as measured against the Operating Income Before Incentive Compensation target levels for fiscal year 2020, will be less than 75%, of the threshold performance level required for the vesting of these awards in fiscal 2020. The non-cash stock-based compensation expense recorded for these PSU awards for the three and six months ended December 31, 2018 was $2,000 and $67,000, respectively.  As of December 31, 2019, the total remaining unrecognized compensation cost related to these PSU awards is approximately $144,000. The Company expects to recognize this cost over a weighted average vesting period of 1.7 years.

During the second quarter of fiscal 2019, the MDCSOC granted PSUs to the Company’s interim President and Chief Executive Officer in lieu of a portion of his cash compensation.  During the three months ended December 31, 2019, the Company recorded expense related to these PSU’s of $7,000.

A summary of the status of the PSUs outstanding at December 31, 2019 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2019	69,701	$7.46
Granted	43,603	4.64
Vested	(1,590)	4.50
Forfeited or Expired	(39,302)	7.50
Non-vested at December 31, 2019	72,412	$5.81

Board of Directors Fees

The Company’s Board of Directors’ fees are typically payable in cash on September 1, December 1, March 1, and June 1 of each fiscal year; however, under the Company’s 2004 Plan each director can elect to receive stock in lieu of cash on a calendar year election. Each of the Company’s Directors elected a combination of cash and stock for calendar year of 2019.  During the first half of fiscal year 2020, the Company issued 19,225 shares to its directors and recorded expense of $86,000.

17.Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Other obligations, such as stock options and restricted stock awards, are considered to be potentially dilutive common shares.  Diluted EPS assumes the issuance of potential dilutive common shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive.  The calculation of diluted shares also takes into account the average unrecognized non-cash stock-based compensation expense and additional adjustments for tax benefits related to non-cash stock-based compensation expense. Furthermore, the Company excludes all outstanding options to purchase common stock from the computation of diluted EPS in periods of net losses because the effect is anti-dilutive.

Options to purchase 42,000 and 106,467 shares of common stock outstanding in the three months ended December 31, 2019 and 2018, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 31,000 and 86,790 shares of common stock outstanding in the six months ended December 31, 2019 and 2018, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

The Company is currently unaware of any significant pending litigation other than the matters set forth below.

In May 2017, a judge in a trade secrets case brought by the Company, granted the defendants’ motions for summary disposition.  In January 2018, the judge granted defendants’ motions for recovery of their attorney fees in the amount of $675,000, plus interest.  In the second quarter of fiscal 2018, the Company recorded a charge in the amount of $675,000 relating to this matter.  The Company appealed this court’s decision to grant summary disposition and the award of the attorney fees.  In January 2019, the Company settled with the defendants and ended its appeal in return for a net payment due to them in the amount of $66,000.  As a result, in the second quarter of fiscal 2019, the Company adjusted its accrual and paid the settlement amount in the third quarter of fiscal 2019 (see Note 13 “Severance, Impairment and Other Charges” for further discussion).

In the third quarter of fiscal 2018, the Canadian Revenue Agency (“CRA”) completed a Goods and Services Tax/Harmonized Sales Tax Returns (GST/HST) audit. Based on this audit, the CRA preliminarily proposed to assess the Company approximately CAD $1,218,000 (equivalent to approximately $923,000) in taxes plus interests and penalties related to sales from 2013 through 2018.  CRA has indicated that the Company is entitled to invoice its customers to recover this amount and its customers are required to remit payment.  The Company’s response to the CRA preliminary assessment was delivered in April 2018. In June 2018, the Company received the final assessment, which confirmed the preliminary assessment.  In August 2018, the Company filed a formal appeal request and posted a surety bond as security for this claim.  The Company has not recorded an accrual related to this preliminary audit finding because the Company is disputing several of the CRA’s conclusions and because, the Company expects to ultimately receive the funds from its customers (excluding any interest or penalties), although there may be a timing difference between when the Company must pay the CRA and when the Company collects the funds from its customers.

In the fourth quarter of fiscal 2019, the Company identified a potential concern regarding the residency status of certain U.S. employees as it relates to payroll taxes and withholdings in their country of residency.  The Company estimated the range of correcting this issue, including interest and penalties to range from $0.2 million to $0.3 million.  The Company is not able to reasonably estimate the amount within this range that the Company would be required to pay for this matter.  As a result, a reserve of $0.2 million was recorded in the fourth quarter of fiscal 2019 representing the minimum amount the Company estimated would be paid.

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

EXECUTIVE SUMMARY

Perceptron, Inc. (“we”, “us” or “our”) develops, produces and sells a comprehensive range of automated industrial metrology products and solutions to manufacturing organizations for dimensional gauging, dimensional inspection and 3D scanning.  Our primary operations are in North America, Europe and Asia.  All of our products rely on our core technologies and are divided into the following:

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

Revision of Previously Issued Financial Statements

During the fourth quarter of fiscal 2019, an error was identified related to the accounting for our deferred tax liabilities associated with certain amortizable intangible assets acquired in 2015.  The error relates to not appropriately reducing the associated deferred tax liabilities for the tax effect of amortization on the intangible assets since 2016.  The error was immaterial to our previously issued financial statements, but the cumulative correction would have had a material effect on the 2019 financial statements.  Accordingly, the results for the three and six months ended December 31, 2018 and the year ended June 30, 2018 have been adjusted to incorporate the revised amounts, where applicable.  See Note 1, of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies - Revision of Previously Issued Financial Statements” contained in Item 8 of our Annual Report on Form 10-K for further discussion and Note 1 of the Notes to the Consolidated Financial Statements, “Accounting Policies” contained in this Quarterly Report on Form 10-Q for further information on the impact of the revision.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Overview – We reported net income of $0.8 million, or $0.08 per diluted share, for the second quarter of fiscal 2020 compared with revised net income of $1.6 million, or $0.16 per diluted share, for the second quarter of fiscal 2019.

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

Bookings by geographic location were (in millions):

	Three Months Ended December 31,
	2019		2018		Increase/(Decrease)
Geographic Region
Americas	$2.4	16.7%	$3.0	14.6%	$(0.6)	(20.0%)
Europe	7.3	50.7%	12.0	58.6%	(4.7)	(39.2%)
Asia	4.7	32.6%	5.5	26.8%	(0.8)	(14.5%)
Totals	$14.4	100.0%	$20.5	100.0%	$(6.1)	(29.8%)

The decrease in bookings in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019 of $6.1 million, including an unfavorable currency impact of $0.3 million, is primarily due to a decrease of $5.6 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.6 million in our 3D Scanning Solutions, a decrease of $0.5 million in our Value Added Services, partially offset by an increase of $0.6 million in our Off-Line Measurement Solutions.  On a geographic basis, the $4.7 million decrease in our Europe region is primarily due to a decrease of $4.4 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.5 million in our 3D Scanning Solutions, a decrease of $0.3 million in our Value Added Services, partially offset by an increase of $0.5 million in our Off-Line Measurement Solutions.  The $0.8 million decrease in our Asia region is primarily due to a decrease of $0.8 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.1 million in our 3D Scanning Solutions, partially offset by an increase of $0.1 million in our Off-Line Measurement Solutions.  The $0.6 million decrease in our Americas region is primarily due to a decrease of $0.4 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.2 million in our Value Added Services.

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

Backlog by geographic location was (in millions):

	As of December 31,
	2019		2018		Increase/(Decrease)
Geographic Region
Americas	$7.9	23.9%	$9.0	23.6%	$(1.1)	(12.2%)
Europe	17.4	52.7%	21.6	56.7%	(4.2)	(19.4%)
Asia	7.7	23.4%	7.5	19.7%	0.2	2.7%
Totals	$33.0	100.0%	$38.1	100.0%	$(5.1)	(13.4%)

The current quarter ending backlog decreased by $5.1 million compared to the ending backlog at December 31, 2018.  The decrease in our backlog was primarily due to a decrease of $4.9 million in our In-Line and Near-Line Measurement Solutions, a decrease of $1.0 million in our 3D Scanning Solutions, a decrease of $0.6 million in our Value Added Services, partially offset by an increase of $1.4 million in our Off-Line Measurement Solutions.  On a geographic basis, the $4.2 million decrease in our Europe region is due to a decrease of $3.3 million in our In-Line and Near-Line Measurement, a decrease of $1.0 million in our 3D Scanning Solutions, a decrease of $0.4 million in our Value Added Services, partially offset by an increase of $0.5 million in our Off-Line Measurement Solutions.  The $1.1 million decrease in our Americas region is primarily due to a decrease of $0.9 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.2 million in our Value Added Services.  The $0.2 million increase in our Asia region is primarily due to an increase of $0.9 million in our Off-Line Measurement Solutions, partially offset by a decrease of $0.7 million in our In-Line and Near-Line Measurement Solutions.

A summary of our operating results is shown below (in millions):

	Three Months Ended December 31,
	2019	% of Sales	2018	% of Sales
			(As Revised)
Americas Sales	$6.8	35.6%	$7.0	32.4%
Europe Sales	8.5	44.5%	8.9	41.2%
Asia Sales	3.8	19.9%	5.7	26.4%
Net Sales	$19.1	100.0%	$21.6	100.0%

Cost of Sales	12.0	62.8%	13.7	63.4%

Gross Profit	7.1	37.2%	7.9	36.6%

Operating Expenses
Selling, General and Administrative	4.3	22.5%	5.0	23.1%
Engineering, Research and Development	1.6	8.4%	2.1	9.7%
Severance, Impairment and Other Charges	0.5	2.6%	(0.6)	(2.7%)

Operating Income	0.7	3.7%	1.4	6.5%

Other Income and (Expenses), net
Interest Expense, net	-	0.0%	-	0.0%
Foreign Currency Gain (Loss), net	-	0.0%	0.2	0.9%
Other Income and (Expense), net	0.1	0.5%	-	0.0%

Income Before Income Taxes	0.8	4.2%	1.6	7.4%
Income Tax (Benefit) Expense	-	0.0%	-	0.0%

Net Income	$0.8	4.2%	$1.6	7.4%

Sales – Net sales of $19.1 million for the second quarter of our fiscal year 2020 decreased $2.5 million, or (11.6%), including an unfavorable currency impact of $0.3 million, when compared to the same period a year ago.  The decrease is primarily due to a decrease of $2.3 million in our Off-Line Measurement Solutions, a decrease of $0.5 million in our 3D Scanning Solutions, partially offset by an increase of $0.3 million in our In-Line and Near-Line Measurement Solutions.  On a geographic basis, the decrease of $1.9 million in our Asia region is primarily due to a decrease of $2.4 million in our Off-Line Measurement Solutions, a decrease of $0.3 million in our 3D Scanning Solutions, partially offset by an increase of $0.7 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.1 million in our Value Added Services.  The decrease of $0.4 million in our Europe region is primarily due to a decrease of $0.6 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.1 million in our 3D Scanning Solutions, partially offset by an increase of $0.2 million in our Value Added Services and an increase of $0.1 million in our Off-Line Measurement Solutions.  The decrease of $0.2 million in our Americas region is primarily due to a decrease of $0.3 million in our Value Added Services, a decrease of $0.1 million in our 3D Scanning Solutions, partially offset by an increase of $0.2 million in our In-Line and Near-Line Measurement Solutions.

Gross Profit –Gross profit percentage was 37.2% in the second quarter of fiscal 2020 compared to 36.6% in the same period a year ago.  The higher gross profit percentage in the second quarter of fiscal 2020 was primarily due to the mix of revenue.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $4.3 million in the second quarter of fiscal 2020, a decrease of $0.7 million compared to the same period a year ago.  The decrease is primarily due to a reduction in personnel expenses of $0.4 million, a decrease in our legal expenses of $0.2 million and a decrease in amortization expense of $0.2 million due to the impairment charges recorded at June 30, 2019 in our goodwill and intangible assets.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $1.6 million in the second quarter of fiscal 2020, a decrease of $0.5 million compared to the second quarter of fiscal 2019.  The decrease is primarily due to decreases in employee-related costs as well as a decrease related to specialized supplies utilized in the development of our products.

Severance, Impairment and Other Charges – Severance, impairment and other charges for the second quarter of fiscal 2020 were $0.5 million, an increase of $1.1 million compared to the same period of fiscal 2019. The increase is due to an accrual for severance expenses in the second quarter of fiscal 2020 compared to the reversal of a legal accrual in the second quarter of fiscal 2019. See Note 13 of the Notes to the Consolidated Financial Statements, “Severance, Impairment and Other Charges” contained in this Quarterly Report on Form 10-Q for further discussion.

Foreign Currency Gain (Loss), net – Foreign Currency Gain (Loss), net was insignificant in the second quarter of fiscal 2020 compared to a $0.2 million net gain in the second quarter of fiscal 2019.  The net gain in the second quarter of fiscal 2019 was primarily related to changes in the values of the Brazilian Real and the Japanese Yen in relation to the US Dollar.

Income Taxes – Our effective tax rate for the second quarter of fiscal year 2020 was 6.0% compared to a revised (2.9%) in the second quarter of fiscal year 2019.  We have previously established full valuation allowances against our U.S. Federal, Germany, Japan and Brazil net deferred tax assets.  The effective tax rates in fiscal 2020 and fiscal 2019 were impacted by not recognizing tax expense on pre-tax income or tax benefits on pre-tax losses in some of the jurisdictions where we have previously established full valuation allowances against our net deferred tax assets.

Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Overview – We reported net income of $1.4 million, or $0.14 per diluted share, for the first half of fiscal 2020 compared with revised net income of $2.6 million, or $0.26 per diluted share, for the first half of fiscal 2019.

Bookings – Bookings represent new orders received from our customers.  We expect the level of new orders to fluctuate from quarter to quarter and do not believe new order bookings during any particular period are indicative of our future operating performance.

Bookings by geographic location were (in millions):

	Six Months Ended December 31,
	2019		2018		Increase/(Decrease)
Geographic Region
Americas	$9.3	29.5%	$6.6	17.6%	$2.7	40.9%
Europe	14.8	46.8%	21.3	57.0%	(6.5)	(30.5%)
Asia	7.5	23.7%	9.5	25.4%	(2.0)	(21.1%)
Totals	$31.6	100.0%	$37.4	100.0%	$(5.8)	(15.5%)

The decrease in bookings in the first half of fiscal 2020 as compared to the first half of fiscal 2019 of $5.8 million, including an unfavorable currency impact of $0.8 million, is primarily due to a decrease of $3.7 million in our In-Line and Near-Line Measurement Solutions, a decrease of $1.5 million in our 3D Scanning Solutions, and a decrease of $0.6 million in our Value Added Services.  On a geographic basis, the $6.5 million decrease in our Europe region is primarily due to a decrease of $5.4 million in our In-Line and Near-Line Measurement Solutions and a decrease of $1.6 million in our 3D Scanning Solutions, partially offset by an increase of $0.5 million in our Off-Line Measurement Solutions.  The $2.0 million decrease in our Asia region is primarily due to a decrease of $1.5 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.6 million in our Off-Line Measurement Solutions, partially offset by an increase of $0.1 million in our 3D Scanning Solutions.  The $2.7 million increase in our Americas region is primarily due to an increase of $3.2 million in our In-Line and Near-Line Measurement Solutions and an increase of $0.1 million in our Off-Line Measurement Solutions, partially offset by a decrease of $0.6 million in our Value Added Services.

A summary of our operating results is shown below (in millions):

	Six Months Ended December 31,
(in million)	2019	% of Sales	2018	% of Sales
			(As Revised)
Americas Sales	$13.0	35.1%	$15.3	35.6%
Europe Sales	15.6	42.2%	17.7	41.2%
Asia Sales	8.4	22.7%	10.0	23.2%
Net Sales	$37.0	100.0%	$43.0	100.0%

Cost of Sales	22.8	61.6%	26.8	62.3%

Gross Profit	14.2	38.4%	16.2	37.7%

Operating Expenses
Selling, General and Administrative	8.5	23.0%	9.6	22.3%
Engineering, Research and Development	3.5	9.5%	4.3	10.0%
Severance, Impairment and Other Charges	0.5	1.4%	(0.6)	(1.3%)

Operating Income	1.7	4.5%	2.9	6.7%

Other Income and (Expenses), net
Interest Expense, net	-	0.0%	-	0.0%
Foreign Currency Gain (Loss), net	(0.2)	(0.5%)	(0.1)	(0.2%)
Other Income and (Expense), net	0.1	0.3%	-	0.0%

Income Before Income Taxes	1.6	4.3%	2.8	6.5%
Income Tax Expense	(0.2)	(0.5%)	(0.2)	(0.5%)

Net Income	$1.4	3.8%	$2.6	6.0%

Sales – Net sales of $37.0 million for the first half of our fiscal year 2020 decreased $6.0 million, or (14.0%), including an unfavorable currency impact of $0.8 million, when compared to the same period a year ago.  The decrease is primarily due to a decrease of $3.4 million in our Off-Line Measurement Solutions, a decrease of $2.3 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.2 million in our 3D Scanning Solutions, and a decrease of $0.1 million in our Value Added Services.  On a geographic basis, the decrease of $2.3 million in our Americas region is primarily due to a decrease of $2.1 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.3 million in our Value Added Services, partially offset by an increase of $0.1 million in our Off-Line Measurement Solutions.  The decrease of $2.1 million in our Europe region is primarily due to a decrease of $1.3 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.6 million in our Off-Line Measurement Solutions, and a decrease of $0.3 million in our 3D Scanning Solutions, partially offset by an increase of $0.1 million in our Value Added Services.  The decrease of $1.6 million in our Asia region is primarily due to a decrease of $2.9 million in our Off-Line Measurement Solutions, partially offset by an increase of $1.1 million in our In-Line and Near-Line Measurement Solutions, an increase of $0.1 million in our 3D Scanning Solutions and an increase of $0.1 million in our Value Added Services.

Gross Profit –Gross profit percentage was 38.4% in the first half of fiscal 2020 compared to 37.7% in the same period a year ago.  The higher gross profit percentage in the first half of fiscal 2020 was primarily due to the mix of revenue and the impact of our cost reduction initiatives.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $8.5 million in the first half of fiscal 2020, a decrease of $1.1 million compared to the same period a year ago.  The decrease is primarily due to a reduction in personnel expenses of $0.4 million, decrease in our legal and audit fees of $0.4 million, and a decrease in amortization expense of $0.4 million due to the impairment charges recorded at June 30, 2019 in our goodwill and intangible assets.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $3.5 million in the first half of fiscal 2020, a decrease of $0.8 million compared to the same period of fiscal 2019.  The decrease is primarily due to decreases in employee-related costs of $0.6 million as well as a decrease of $0.1 million related to specialized supplies utilized in the development of our products.

Severance, Impairment and Other Charges – Severance, impairment and other charges for the first half of fiscal 2020 were $0.5 million, an increase of $1.1 million compared to the same period of fiscal 2019. The increase is due to an accrual for severance expenses in the first half of fiscal 2020 compared to the reversal of a legal accrual in the first half of fiscal 2019. See Note 13 of the Notes to the Consolidated Financial Statements, “Severance, Impairment and Other Charges” contained in this Quarterly Report on Form 10-Q for further discussion.

Foreign Currency Gain (Loss), net – Foreign Currency Gain (Loss), net was a loss of $0.2 million in the first half of fiscal 2020 compared to a $0.1 million loss in first half of fiscal 2019.  The loss in the first half of fiscal 2020 and fiscal 2019 was primarily related to the values of the Euro in relation to the US Dollar.

Income Taxes – Our effective tax rate for the first half of fiscal year 2020 was 12.2% compared to 8.3% in the first half of fiscal year 2019.  We have previously established full valuation allowances against our U.S. Federal, Germany, Japan, Singapore and Brazil net deferred tax assets.  The effective tax rates in fiscal 2020 and fiscal 2019 were impacted by not recognizing tax expense on pre-tax income in some of the jurisdictions where we have previously established full valuation allowances against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund product development and capital expenditures as well as support working capital requirements. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and borrowings under available credit facilities.

Cash on Hand.  Our cash and cash equivalents were $5.8 million at December 31, 2019, compared to $4.6 million at June 30, 2019.

Cash Flow.  The $1.2 million increase in cash, cash equivalents and restricted cash from June 30, 2019 to December 31, 2019 resulted from $0.9 million of cash provided by operating activities and $0.3 million cash provided by investing activities. There was little impact to cash from financing activities in the period.

Cash provided by investing activities in the first half of fiscal 2020 is due to the net sales of short-term investments of $0.9 million partially offset by capital expenditures, including development of intangibles, of $0.6 million.

During the six-month period ended December 31, 2019, cash provided by operations resulted from our net income of $1.4 million favorably adjusted by $1.1 million of non-cash items, offset by cash outflows related to working capital changes of $1.6 million.

The changes in working capital primarily represented a $1.3 million increase in billed and unbilled receivables, a $0.6 million decrease in payables, a $0.6 million decrease in deferred revenue, offset by a decrease in inventories of $1.3 million. The decrease in inventory is attributable to the normalization of inventory levels after a spike caused by the development and initial launch of new products.

Working Capital Reserves.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders as well as the age and usage of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the six months ended December 31, 2019, we increased the reserve for obsolescence by $0.3 million.

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay their outstanding balance due to us, and the condition of the general economy and the industry as a whole.  We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During the six months ended December 31, 2019, we decreased the allowance for doubtful accounts modestly.

Investments.  At December 31, 2019, we had short-term investments totaling $0.4 million and a long-term investment recorded at $0.7 million compared to short-term investments totaling $1.4 million and a long-term investment recorded at $0.7 million at June 30, 2019.  See Note 6 of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments” contained in this Quarterly Report on Form 10-Q for further information on our investments and their current valuation.  The market for our long-term investment is currently illiquid.  We have $0.2 million of our short-term investments serving as collateral for bank guarantees for certain customer obligations in China. The cash is restricted as to withdrawal or use while the related bank guarantees are outstanding. Interest is earned on the restricted cash and recorded as interest income.

Credit Facilities.  We had no outstanding borrowings under our line of credit and short-term notes payable at December 31, 2019 and June 30, 2019, respectively.

On December 4, 2017, we entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either us or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by our U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers and, subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million. At December 31, 2019, our available borrowing under this facility was approximately $5.3 million. Security for the Loan Agreement is substantially all of our assets in the U.S.  Interest is calculated at 2.65% above the 30-day LIBOR rate. We are not allowed to pay cash dividends under the Loan Agreement. We had no borrowings outstanding under our Loan Agreement at December 31, 2019 and June 30, 2019, respectively.

Our Brazilian subsidiary (“Brazil”) has a credit line and overdraft facility with their current local bank.  Brazil can borrow a total of B$0.3 million (equivalent to approximately $0.1 million).  The Brazil facility is cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rate for the facility is 13.94% for the first B$0.2 million utilized and 3.49% for utilization between B$0.2 million and B$0.3 million. We had no borrowings under these facilities at December 31, 2019 and June 30, 2019, respectively.

Commitments and Contingencies.  In May 2017, a judge in a trade secrets case brought by us granted the defendants’ motions for summary disposition and in January 2018 granted their motion for recovery of their attorney fees in the amount of $0.7 million, plus interest.  In the second quarter of fiscal 2018, we recorded a charge in the amount of $0.7 million relating to this matter.  We appealed this court’s decision to grant summary disposition and the award of attorney fees.  In January 2019, we settled with the defendants and ended our appeal in return for a net payment due to them in the amount of $0.1 million.  As a result, in the second quarter of fiscal 2019, we adjusted our accrual and paid the settlement amount in the third quarter of fiscal 2019 (see Note 13, of the Notes to the Consolidated Financial Statements, “Severance, Impairment and Other Charges” contained in this Quarterly Report on Form 10-Q).

In the third quarter of fiscal 2018, the Canadian Revenue Agency (CRA) completed a Goods and Services Tax/Harmonized Sales Tax Returns (GST/HST) audit.  Based on this audit, the CRA has preliminarily proposed to assess us approximately C$1.2 million (equivalent to approximately $0.9 million) in taxes related to sales from 2013 through 2018. CRA has indicated that we are entitled to invoice our customers to recover this amount and our customers are required to remit payment.  In addition, we will be charged interest and penalties if this preliminary finding is finalized.  Our response to the CRA was delivered in April 2018.  In June 2018, we received the final assessment, which confirmed the preliminary assessment.  In August 2018, we filed a formal appeal request and posted a surety bond as security for this claim.  We did not record an accrual related to this preliminary audit finding because we are disputing several of the CRA’s conclusions and because we expect to ultimately receive the funds from our customers (excluding any interest or penalties), although there may be a timing difference between when we must pay the CRA and when we collect the funds from our customers.

In the fourth quarter of fiscal 2019, we identified a potential concern regarding the residency status of certain U.S. employees as it relates to payroll taxes and withholdings in their country of residency. We estimated the range to correct this issue, including interest and penalties to range from $0.2 million to $0.3 million. We are not able to reasonably estimate the amount within this range that we would be required to pay for this matter. As a result, a reserve of $0.2 million was recorded in the fourth quarter of fiscal 2019 representing the minimum amount we estimated would be paid.

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

Capital Spending.  We spent $0.4 million on capital equipment and $0.2 million on intangible projects in the first half of fiscal 2020 compared to $0.8 million on capital equipment and $0.2 million on intangible projects in the first half of fiscal 2019. We continue to closely analyze all potential capital projects and review the project’s expected return on investment.

Capital Resources.  At December 31, 2019, we had $6.2 million in cash, cash equivalents and short-term investments of which $5.8 million, or approximately 94%, was held in foreign bank accounts. We have not been repatriating our foreign earnings. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted by the U.S. The Act implements comprehensive tax legislation which, among other changes, imposes a tax on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated (the “Transition Tax”). Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate and the remaining earnings are taxed at an 8% rate. We completed our evaluation and related calculations related to the Transition Tax during the second quarter of fiscal 2019, which confirmed our previous conclusion that our foreign tax credits would completely offset any tax calculated. As a result, we have not made any cash payments related to the Transition Tax. As a result of the Act and the payment of any Transition Tax due, we may be in a position to repatriate our past and future foreign earnings to the U.S. in a more cost-effective manner than under prior law, which could positively impact our liquidity in the U.S. Any such repatriation may be subject to taxation under foreign laws or the laws of the State of Michigan.  See Note 20, of the Notes to the Consolidated Financial Statements, “Income Taxes,” and Item 1A, “Risk Factors titled “We may have additional tax liabilities, which could change our effective tax rate and have a significant adverse impact on our business”, contained in our Annual Report on Form 10-K for fiscal year 2019 for further discussion.

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal year 2019, which are unchanged as of December 31, 2019 except for our policies on Lease Accounting.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, see Note 2, of the Notes to the Consolidated Financial Statements, “New Accounting Pronouncements” contained in this Quarterly Report on Form 10-Q.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described in Item 9A of our 2019 Form 10-K, our disclosure controls and procedures were not effective as of December 31, 2019. Notwithstanding the material weakness described above, management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. GAAP.

Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) that occurred during the first half of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation Plan.”

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

ITEM 1A. RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for fiscal year 2019, except as follows:

We have significant sales and operations in Asia which could be disrupted by health epidemics.

We have an office in Shanghai, China and 17% of our fiscal 2019 sales were derived from China.  Our business, particularly in China and Asia, could be adversely impacted by the effects of a widespread outbreak of contagious disease, such as the recent outbreak of the coronavirus in Wuhan, Hubei Province, China.  These could include disruptions or restrictions on the ability of our employees to travel, our ability to distribute our products, temporary closures of our facilities or the facilities of our customers or suppliers.  Any disruption of our customers or suppliers would likely impact our sales and operating results.  In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products and impact our operating results.

Our future success is dependent on identifying, engaging and transitioning management to executives to serve as our Chief Executive and Chief Financial Officer on a permanent basis.

Our Chairman of the Board is serving as our interim Chief Executive Officer, our Chief Financial Officer is serving on an interim basis as our chief financial and accounting officers and both are serving on a part-time basis.  While our Board of Directors plans to appoint persons to serve in these roles on a permanent full-time basis, the timing for such appointments has not been determined.  Accordingly, our ability to execute on our current business plan, implement our long-term strategy and attract and retain key executives may be adversely effected by the uncertainty associated with identifying and filling these positions and transitioning management responsibility to them.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our purchases of our Common Stock during the second quarter of fiscal 2020 were as follows:

Period	Total Number of Share/Units Purchased	Average Price Paid Per Share/Unit	Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)

October 1 to October 31	5,705	$4.64	-	-
November 1 to November 30	-	$-	-	-
December 1 to December 31	-	$-	-	-

(1) During the second quarter of fiscal 2020, we withheld these shares from restricted stock unit grants under our 2004 Stock Incentive Plan (the “Plan”) to satisfy the individual’s tax withholding obligations upon the vesting of the related restricted stock grants, as provided for in the Plan.

ITEM 6.	EXHIBITS

10.54*	Performance Share Unit Award Agreement, effective November 12, 2019, between the Company and Jay W. Freeland.

10.55*	Offer Letter, executed December 30, 2019, between the Company and Bill Roeschlein.

31.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc.
(Registrant)

Date: February 10, 2020	By:	/s/ Jay W. Freeland
Jay W. Freeland
Chairman of the Board and Interim President and Chief Executive Officer (Principal Executive Officer)

Date: February 10, 2020	By:	/s/ Bill Roeschlein
Bill Roeschlein
Interim Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)