Form 10-Q
period 2020-03-31
PERCEPTRON INC/MI
filed 2020-06-01
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 28, 2020, there were 9,720,914 shares of common stock ($0.01 par value per share) are outstanding.

Explanatory Note

On March 25, 2020, the Securities and Exchange Commission (the “SEC”) issued the Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, (Release No. 34-88465) (the “Order”), which provides conditional relief to public companies that are unable to timely comply with certain filing obligations as a result of the COVID-19 pandemic. Due to the ongoing COVID-19 pandemic, Perceptron, Inc. (the “Company”) delayed the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (this “Quarterly Report”) in reliance on the Order.

The Company's operations and business have experienced disruptions due to the ongoing COVID-19 pandemic and the various measures that the countries in which the Company conducts operations have taken in response. The Company has implemented widespread work-from-home arrangements for many of its employees, who are mainly located in the United States, Europe and China. In connection with the preparation of this Quarterly Report, the Company experienced delays in its normal processes and interactions among its accounting personnel and others responsible for preparation of this Quarterly Report. As a result, this Quarterly Report for the three months ended March 31, 2020, which prior to the Order was due on May 11, 2020, has been filed on June 1, 2020.

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2020

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
(In Thousands, Except Per Share Amount)	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,564	$4,585
Short-term investments	323	1,431
Receivables:
Billed receivables, net of allowance for doubtful accounts of $550 and $541, respectively	23,922	27,449
Unbilled receivables, net	4,468	5,394
Other receivables	540	200
Inventories, net of reserves of $1,860 and $1,778 respectively	10,072	10,810
Other current assets	1,984	1,529
Total current assets	51,873	51,398

Property and Equipment, Net	5,910	6,538
Goodwill	-	1,741
Intangible Assets, Net	1,176	1,816
Right of Use Assets	3,660	-
Long-Term Investment	725	725
Long-Term Deferred Income Tax Assets	918	620

Total Assets	$64,262	$62,838

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Lines of credit	2,500	-
Accounts payable	5,961	7,397
Accrued liabilities and expenses	3,763	3,609
Accrued compensation	1,373	1,646
Current portion of taxes payable	172	320
Income taxes payable	640	536
Short-term operating lease liability	462	-
Reserves for severance and other charges	468	44
Deferred revenue	5,646	6,649
Total current liabilities	20,985	20,201

Long-Term Taxes Payable	-	114
Long-Term Deferred Income Tax Liability	-	41
Long-Term Operating Lease Liability	3,249	-
Long-Term Deferred Revenue	243	-
Other Long-Term Liabilities	439	556
Total Liabilities	$24,916	$20,912

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, 19,000 shares authorized; issued and outstanding 9,721 and 9,656, respectively	97	97
Accumulated other comprehensive loss	(3,612)	(3,079)
Additional paid-in capital	49,595	49,083
Retained deficit	(6,734)	(4,175)
Total Shareholders' Equity	$39,346	$41,926

Total Liabilities and Shareholders' Equity	$64,262	$62,838

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands, Except Per Share Amounts)	2020	2019	2020	2019
		(As Revised)		(As Revised)
Net Sales	$12,673	$15,632	$49,655	$58,627
Cost of Sales	8,267	10,485	31,076	37,338
Gross Profit	4,406	5,147	18,579	21,289

Operating Expenses
Selling, general and administrative	4,044	4,415	12,596	13,992
Engineering, research and development	1,472	1,812	4,932	6,090
Severance, impairment and other charges	2,836	-	3,307	(609)
Total operating expenses	8,352	6,227	20,835	19,473

Operating (Loss) Income	(3,946)	(1,080)	(2,256)	1,816

Other Income and (Expenses)
Interest expense, net	(25)	(16)	(92)	(72)
Foreign currency loss	(352)	(127)	(531)	(178)
Other income, net	40	28	164	33
Total other income and (expense)	(337)	(115)	(459)	(217)

(Loss) Income Before Income Taxes	(4,283)	(1,195)	(2,715)	1,599

Income Tax (Expense) Benefit	347	193	156	(38)

Net (Loss) Income	$(3,936)	$(1,002)	$(2,559)	$1,561

(Loss) Income Per Common Share
Basic	$(0.41)	$(0.10)	$(0.26)	$0.16
Diluted	$(0.41)	$(0.10)	$(0.26)	$0.16

Weighted Average Common Shares Outstanding
Basic	9,708	9,627	9,687	9,601
Dilutive effect of stock options	-	-	-	110
Diluted	9,708	9,627	9,687	9,711

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands)	2020	2019	2020	2019
		(As Revised)		(As Revised)
Net (Loss) Income	$(3,936)	$(1,002)	$(2,559)	$1,561
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(217)	(93)	(533)	(859)

Comprehensive (Loss) Income	$(4,153)	$(1,095)	$(3,092)	$702

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine Months Ended
	March 31,
(In Thousands)	2020	2019
		(As Revised)
Cash Flows from Operating Activities
Net (loss) income	$(2,559)	$1,561
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, includes $388 amortization of ROU assets (imputed)	1,380	1,692
Goodwill and intangible asset impairment	2,246	-
Stock compensation expense	527	533
Deferred income taxes	(362)	186
Loss on disposal of assets	289	15
Allowance for doubtful accounts	9	124
Changes in assets and liabilities:
Receivables	3,133	1,216
Inventories	498	339
Accounts payable	(1,252)	(783)
Accrued liabilities and expenses	324	(1,593)
Deferred revenue	(626)	(462)
Other assets and liabilities	(415)	(2,200)
Net cash provided by operating activities	3,192	628

Cash Flows from Investing Activities
Purchases of short-term investments	(1,486)	(2,199)
Sales of short-term investments	2,624	2,431
Capital expenditures	(440)	(809)
Capital expenditures - intangibles	(202)	(311)
Net cash provided by (used for) investing activities	496	(888)

Cash Flows from Financing Activities
Proceeds from lines of credit	2,500	-
Payments on short-term borrowings	-	(155)
Proceeds from stock plans	15	329
Cash payment for shares surrendered upon vesting of RSU's to cover taxes	(28)	(55)
Net cash provided by financing activities	2,487	119

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(131)	(150)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	6,044	(291)
Cash, Cash Equivalents and Restricted Cash, July 1	4,843	5,996
Cash, Cash Equivalents and Restricted Cash, March 31	$10,887	$5,705

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$44	$73
Cash paid during the period for income taxes	$247	$553

	March 31, 2020	March 31, 2019
Cash and Cash Equivalents	$10,564	$5,429
Restricted Cash included in Short-term Investments	323	276
Total Cash, Cash Equivalents and Restricted Cash	$10,887	$5,705

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In Thousands)	2020	2019	2020	2019
Common Stock		(As Revised)		(As Revised)
Beginning balance	$97	$96	$97	$96
Issued	-	-	-	-
Ending balance	97	96	97	96

Accumulated Other Comprehensive Loss
Beginning balance	(3,395)	(2,864)	(3,079)	(2,098)
Other comprehensive loss	(217)	(93)	(533)	(859)
Ending balance	(3,612)	(2,957)	(3,612)	(2,957)

Additional Paid-In Capital
Beginning balance	49,441	48,753	49,083	48,110
Stock-based compensation	66	39	359	533
Stock plans	88	123	153	272
Ending balance	49,595	48,915	49,595	48,915

Retained Earnings (Deficit)
Beginning balance	(2,798)	5,179	(4,175)	567
Adoption of ASC 606 - modified retrospective transition method	-	-	-	2,049
Net (loss) income	(3,936)	(1,002)	(2,559)	1,561
Ending balance	(6,734)	4,177	(6,734)	4,177

Total Shareholders' Equity	$39,346	$50,231	$39,346	$50,231

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

In particular, management has made estimates and assumptions related to the impact of the novel coronavirus ("COVID-19") on its business. COVID-19 was characterized as a pandemic by the World Health Organization on March 11, 2020. To help lessen its spread, many countries have implemented travel restrictions and/or required companies to limit or suspend business operations. These actions have disrupted supply chains and company operations around the world. The current environment resulting from COVID-19 is unprecedented and comes with a great deal of uncertainty. See Note 19 “COVID-19 Pandemic” of the Notes to the Consolidated Financial Statements, contained in this Quarterly Report on Form 10-Q for a discussion of the impact of COVID-19 on the Company’s business.

Revision of Previously Issued Financial Statements

During the fourth quarter of fiscal 2019, an error was identified related to the accounting for the Company’s deferred tax liabilities associated with certain amortizable intangible assets acquired in 2015.  The error related to not appropriately reducing the associated deferred tax liabilities for the tax effect of amortization on the intangible assets since 2016.  The error was immaterial to the Company’s previously issued financial statements, but the cumulative correction would have had a material effect on the 2019 financial statements.  Accordingly, the results for the three and nine months ended March 31, 2019 and three and nine months ended March 31, 2018 have been adjusted to incorporate the revised amounts, where applicable.  See Note 1, of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies - Revision of Previously Issued Financial Statements” contained in Item 8 of the Company’s Annual Report on Form 10-K for further discussion.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	(In Thousands Except Per Share Amounts)			(In Thousands Except Per Share Amounts)

	As Previously		As	As Previously		As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised

Net Sales	$15,632	$-	$15,632	$21,397	$-	$21,397
Cost of Sales	10,485	-	10,485	13,475	-	13,475
Gross Profit	5,147	-	5,147	7,922	-	7,922

Operating Expenses	6,227	-	6,227	6,829	-	6,829

Operating (Loss) Income	(1,080)	-	(1,080)	1,093	-	1,093

Other Income and (Expense)	(115)	-	(115)	34	-	34

(Loss) Income Before Income Taxes	(1,195)	-	(1,195)	1,127	-	1,127

Income Tax Benefit (Expense)	130	63	193	(107)	63	(44)

Net (Loss) Income	$(1,065)	$63	$(1,002)	$1,020	$63	$1,083

(Loss) Income Per Common Share
Basic	$(0.11)	$0.01	$(0.10)	$0.11	$0.01	$0.12
Diluted	$(0.11)	$0.01	$(0.10)	$0.11	$0.01	$0.12

Weighted Average Common Shares Outstanding
Basic	9,627	-	9,627	9,539	-	9,539
Dilutive effect of stock options	-	-	-	152	-	152
Diluted	9,627	-	9,627	9,691	-	9,691

As a result of the above revision, Total Comprehensive Loss was decreased from $(1,158) to $(1,095) for the three months ended March 31, 2019.

The consolidated statements of cash flow are not presented because there is no impact on total cash flows from operating activities, investing activities, and financing activities.  Certain components of net cash provided by operating activities changed, as caused by the revision, but the net change amounted to zero for the three months ended March 31, 2019.

As a result of the above revision, in the consolidated statement of shareholder’s equity, net loss was decreased from $(1,065) to $(1,002) for the three months ended March 31, 2019; accumulated other comprehensive loss of $2,957 remained unchanged at March 31, 2019 and retained earnings was increased from $2,913 to $4,177 at March 31, 2019.

	Nine Months Ended March 31, 2019			Nine Months Ended March 31, 2018
	(In Thousands Except Per Share Amounts)			(In Thousands Except Per Share Amounts)

	As Previously		As	As Previously		As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised

Net Sales	$58,627	$-	$58,627	$61,099	$-	$61,099
Cost of Sales	37,338	-	37,338	38,120	-	38,120
Gross Profit	21,289	-	21,289	22,979	-	22,979

Operating Expenses	19,473	-	19,473	19,886	-	19,886

Operating Income	1,816	-	1,816	3,093	-	3,093

Other Income and (Expense)	(217)	-	(217)	(104)	-	(104)

Income Before Income Taxes	1,599	-	1,599	2,989	-	2,989

Income Tax Benefit (Expense)	(225)	187	(38)	(45)	187	142

Net Income	$1,374	$187	$1,561	$2,944	$187	$3,131

Income Per Common Share
Basic	$0.14	$0.02	$0.16	$0.31	$0.02	$0.33
Diluted	$0.14	$0.02	$0.16	$0.31	$0.02	$0.33

Weighted Average Common Shares Outstanding
Basic	9,601	-	9,601	9,468	-	9,468
Dilutive effect of stock options	110	-	110	74	-	74
Diluted	9,711	-	9,711	9,542	-	9,542

As a result of the above revision, Total Comprehensive Income was increased from $515 to $702 for the nine months ended March 31, 2019.

The consolidated statements of cash flow are not presented because there is no impact on total cash flows from operating activities, investing activities, and financing activities.  Certain components of net cash provided by operating activities changed, as caused by the revision, but the net change amounted to zero for the nine months ended March 31, 2019.

As a result of the above revision, in the consolidated statement of shareholder’s equity, net income was increased from $1,374 to $1,561 for the nine months ended March 31, 2019; accumulated other comprehensive loss of $2,957 remained unchanged at March 31, 2019 and retained earnings was increased from $2,913 to $4,177 at March 31, 2019.

2.New Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions as well as reasonable and supportable forecasts.  In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (ASU 2018-19).  ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASU 2016-13.  ASU 2016-13, as amended, is effective for the Company on July 1, 2023, with early adoption permitted.  The Company does not expect the impact of the adoption of ASU 2016-13 to be material on its consolidated financial statements.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal use software.  ASU 2018-15 is effective for the Company on July 1, 2020.  The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In November 2019, the FASB issued Accounting Standards Update No. 2019-11—Codification Improvements to Topic 326, Financial Instruments—Credit Losses (ASU 2019-11). The amendments in this Update represent changes to clarify, correct errors in, or improve the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The effective dates and transition requirements for ASU 2019-11 are the same as ASU 2016-13. ASU 2019-11 is effective for the Company on July 1, 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

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

In the third quarter of fiscal 2020, the Company determined there was a triggering event caused by the economic impacts of the COVID-19 pandemic and related restrictions. As a result, the Company performed an interim quantitative impairment test as of March 31, 2020. The estimated fair value for the CMM reporting unit was determined using the income approach.  With the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The future cash flows were based upon internal forecasts and include an estimate of long-term future growth rates based on the most recent views of the long-term outlook for the business. Other significant assumptions and estimates used in the income approach include terminal growth rates future estimates of capital expenditures, and changes in future working capital requirements. There is inherent uncertainty associated with these key assumptions including the duration of the economic downturn associated with COVID-19 and the recovery period. Such projections are considered Level 3 on the fair value hierarchy and contain management’s best estimates of economic and market conditions over the projected period. The result of the goodwill impairment test indicated the fair value of the Company’s CMM reporting unit was less than its carrying value. As a result, the Company recorded a non-cash goodwill charge of $1.7 million, which is not deductible for tax purposes.

Goodwill was recorded on the local books of the Company’s CMM reporting unit. The Company’s goodwill balance was zero and $1.7 million as of March 31, 2020 and June 30, 2019, respectively.

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

During the fourth quarter of fiscal 2019, due to the impairment indicators discussed in Note 3, the Company assessed whether the carrying amounts of its long-lived assets in the CMM reporting unit (the asset group) may not be recoverable and therefore may be impaired. To assess the recoverability, the undiscounted cash flows of the asset group were analyzed over a range of potential remaining useful lives with the customer relationships as the primary asset.  The result was that the asset group carrying value exceeded the sum of the undiscounted cash flows.  After a fair value analysis, the Company determined that the trade name and customer relationships were impaired. The Company recorded a non-cash impairment loss related to these definite-lived intangible assets of $1.4 million. There were no impairment indicators for other long-lived assets subject to amortization in fiscal 2019.

In the third quarter of fiscal 2020, the Company determined there was a triggering event caused by the economic impacts of the COVID-19 pandemic and related restrictions.  As a result, the Company assessed whether the carrying amounts of its long-lived assets in the CMM reporting unit (the asset group) may not be recoverable and therefore may be impaired.  To assess the recoverability, the undiscounted cash flows of the asset group were analyzed over a range of potential remaining useful lives with the tradename as the primary asset. The result was that the asset group carrying value exceeded the sum of the undiscounted cash flows.  After a fair value analysis, it was determined the trade name was not recoverable and was impaired.  As a result, the Company recorded a non-cash impairment loss of $0.5 million.

The Company’s intangible assets are as follows (in thousands):

	March 31,		Accumulated	March 31,	June 30,		Accumulated	June 30,
	2020		Amortization/	2020	2019		Amortization/	2019
	Gross		Impact of	Net	Gross		Impact of	Net
	Carrying		Foreign	Carrying	Carrying		Foreign	Carrying
	Amount	Impairments	Currency	Amount	Amount	Impairments	Currency	Amount
Customer/Distributor Relationships	$-	$-	$-	$-	$3,249	$(589)	$(2,660)	$-
Trade Name	1,674	(558)	(1,116)	-	2,523	(795)	(1,067)	661
Software	2,104	-	(928)	1,176	1,902	-	(747)	1,155
Total	$3,778	$(558)	$(2,044)	$1,176	$7,674	$(1,384)	$(4,474)	$1,816

Amortization expense was $68,000 and $306,000 for the three months ended March 31, 2020 and 2019, respectively.  Amortization expense was $267,000 and $877,000 for the nine months ended March 31, 2020 and 2019, respectively.

The estimated amortization of the remaining intangible assets by year is as follows (in thousands):

Years Ending June 30,	Amount
2020 (excluding the nine months ended March 31, 2020)	73
2021	278
2022	316
2023	281
2024	228
after 2024	-
$1,176

5.Revenue from Contracts with Customers

Disaggregated Revenue

The following tables summarizes the Company’s disaggregated revenue, based on its shipping location (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Geographic Region:	2020	2019	2020	2019
Americas Sales	$4,314	$4,376	$17,356	$19,747
Europe Sales	6,597	8,013	22,172	25,666
Asia Sales	1,762	3,243	10,127	13,214
Total Net Sales	$12,673	$15,632	$49,655	$58,627

Sales by product lines are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Product Lines	2020	2019	2020	2019
Measurement Solutions	$11,449	$13,849	$45,209	$53,257
3D Scanning Solutions	533	773	1,992	2,485
Value Added Service	691	1,010	2,454	2,885
Total Net Sales	$12,673	$15,632	$49,655	$58,627

The following table summarizes the Company’s revenue categories for the three and nine months ended March 31, 2020 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Timing of Revenue Recognition	2020	2019	2020	2019
Goods transferred at a point of time	$7,353	$11,613	$34,071	$43,394
Services transferred over time	5,320	4,019	15,584	15,233
Total Net Sales	$12,673	$15,632	$49,655	$58,627

Remaining Performance Obligations

The estimated recognition of the remaining unsatisfied performance obligations beyond one year is as follows (in thousands):

Years Ending June 30,	Amount
2020 (excluding the nine months ended March 31, 2020)	$5,838
2021	5,457
2022	412
2023	4
2024	-
after 2024	-
Total	$11,711

Contract Balances

Deferred commissions – The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are deferred and amortized based on the timing of revenue recognition over the period of contract performance.  As of March 31, 2020, capitalized commissions of $314,000 were included in “Other current assets” on the Consolidated Balance Sheet.  Commission expense recognized during the three and nine months ended March 31, 2020 was $50,000 and $467,000, respectively, is included in “Selling, general and administrative expense” in the Consolidated Statement of Operations.  Commission expense recognized during the three and nine months ended March 31, 2019 was $136,000 and $694,000, respectively, is included in “Selling, general and administrative expense” in the Consolidated Statement of Operations.

The change in the Company’s net Unbilled receivables / (Deferred revenue) from July 1, 2019 to March 31, 2020 was primarily due to the amount of revenue recognized as the Company satisfied performance obligations during the nine months ended March 31, 2020, partially offset by the amount and timing of invoicing during that same timeframe related to the Company’s Measurement Solutions and 3D Scanning Solutions.  During the nine months ended March 31, 2020, the Company recognized revenue of $4,892,000 that was included in “Deferred revenue” at July 1, 2019. During the nine months ended March 31, 2019, the Company recognized revenue of $4,990,000 that was included in “Deferred revenue” at July 1, 2018.

6.Short-Term and Long-Term Investments

As of March 31, 2020 and June 30, 2019, the Company held restricted cash in short-term bank guarantees.  The restricted cash provides financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.  As of March 31, 2020 and June 30, 2019, the Company had short-term bank guarantees of $323,000 and $258,000, respectively.

At March 31, 2020, the Company held a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  At March 31, 2020 there were no changes to the carrying value of the investment resulting from observable price changes in orderly transactions for an identical or similar investment in the issuer.

The following table presents the Company’s Short-Term and Long-Term Investments by category at March 31, 2020 and June 30, 2019 (in thousands):

	March 31, 2020
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantees	$323	$323
Total Short-Term Investments	$323	$323

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	3,700	725

Total Investments	$4,023	$1,048

	June 30, 2019
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantees	$258	$258
Time/Fixed Deposits	1,173	1,173
Total Short-Term Investments	$1,431	$1,431

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	$3,700	$725

Total Investments	$5,131	$2,156

7.Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” is applicable for all financial assets and liabilities as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  ASC 820 defines fair value, establishes a framework for measuring fair value and requires specific disclosures about fair value measurements.  The Company’s financial instruments include investments classified as available for sale, mutual funds, fixed deposits and certificate of deposits at March 31, 2020.

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

The following table presents the Company’s investments at March 31, 2020 and June 30, 2019 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820 (in thousands).  The fair value of the Company’s short-term investments approximates their cost basis.

Description	March 31, 2020	Level 1	Level 2	Level 3
Time/Fixed Deposits and Bank Guarantees	$323	$-	$323	$-
Total	$323	$-	$323	$-

Description	June 30, 2019	Level 1	Level 2	Level 3
Time/Fixed Deposits and Bank Guarantees	$1,431	$-	$1,431	$-
Total	$1,431	$-	$1,431	$-

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At March 31, 2020, the Company did not record any other-than-temporary impairments on its financial assets required to be measured on a recurring basis.

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

See Note 3 “Goodwill” and Note 4 “Intangible Assets”, of the Notes to the Consolidated Financial Statements, contained in this Quarterly Report on Form 10-Q for a discussion of a triggering event caused by the economic impacts of the COVID-19 pandemic and related restrictions as of  March 31, 2020, which required full impairment of the Company’s Goodwill and Trade Name.

8.Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, and for age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.  When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $1,860,000 and $1,778,000 at March 31, 2020 and June 30, 2019, respectively, is comprised of the following (in thousands):

	At March 31,	At June 30,
	2020	2019
Component Parts	$4,758	$5,229
Work in Process	1,469	1,383
Finished Goods	3,845	4,198
Total	$10,072	$10,810

9.Property and Equipment

The Company’s property and equipment consisted of the following as of March 31, 2020 and June 30, 2019 (in thousands):

	At March 31,	At June 30,
	2020	2019
Building and Land	$7,638	$7,647
Machinery and Equipment	11,450	11,616
Furniture and Fixtures	1,294	1,286
	20,382	20,549
Less: Accumulated Depreciation	(14,472)	(14,011)
	$5,910	$6,538

Depreciation expense was $225,000 and $252,000 for the three months ended March 31, 2020 and 2019, respectively. Depreciation expense was $725,000 and $815,000 for the nine months ended March 31, 2020 and 2019, respectively.

10. Leases

The Company leases office space for its manufacturing, sales and service operations, vehicles and office equipment under operating leases. All of the Company’s leases are operating leases.

In accordance with Accounting Standard Codification Topic 842 (“ASC 842”), the Company has elected not to apply ASC 842 to arrangements with lease terms less than 12 months.

Operating lease right-of-use assets and liabilities are reflected within the captions “Right-of-use assets”, “Short-term operating lease liability” and “Long-term operating lease liability”, respectively, on the Consolidated Balance Sheet. Right-of-use assets, Short-term operating lease liability and Long-term operating lease liability were $3,660,000, $462,000 and $3,249,000 as of March 31, 2020, respectively.

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

There were no Right-of-use leased assets obtained in exchange for new operating lease liabilities for the three and nine months ended March 31, 2020.

Lease expense, recorded in the cost of sales and selling, general & administrative expense categories in the Consolidated Statement of Operations total $158,000 and $527,000 for the three and nine months ended March 31, 2020, respectively.

Cash paid for operating leases was $186,000 and $551,000 during the three and nine months ended March 31, 2020, respectively, and is included in operating cash flows.

Maturities of lease liabilities are as follows:

March 31, 2020
Years Ending June 30,	Lease Payments
2020 (excluding the nine months ended March 31, 2020)	$181
2021	629
2022	443
2023	372
2024	354
After 2024	3,041
Future value of operating lease liabilities	$5,020
Less: Imputed interest	(1,309)
Present value of operating lease liabilities	$3,711

The weighted average remaining lease term for operating leases was 7 years and the weighted average discount rate was 5.9% as of March 31, 2020.

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

	Nine Months Ended March 31,
	2020	2019
Beginning Balance at July 1,	$341	$391
Accruals - Current Year	158	509
Settlements/Claims (in cash or in kind)	(189)	(642)
Effects of Foreign Currency	(2)	(2)
Ending Balance at March 31,	$308	$256

12.Credit Facilities

The Company had $2,500,000 outstanding under its lines of credit at March 31, 2020.  The Company had zero borrowings outstanding under its lines of credit at June 30, 2019.

On December 4, 2017, the Company entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either the Company or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by the Company’s U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers and subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million. At March 31, 2020, the Company’s available borrowing under this facility was approximately $3.2 million. Security for the Loan Agreement is substantially all of the Company’s assets in the U.S.  Interest is calculated at 2.65% above the 30 day LIBOR rate. The Company is not allowed to pay cash dividends under the Loan Agreement.

The Company’s Brazilian subsidiary (“Brazil”) has a credit line and overdraft facility with its current local bank.  Brazil can borrow a total of B$300,000 (equivalent to approximately $58,000).  The Brazil facility is cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rate for the facility is 13.94% for the first B$200,000 (equivalent to approximately $39,000) utilized and 3.49% for utilization between B$200,000 and B$300,000. The Company had no borrowings under these facilities at March 31, 2020 and June 30, 2019, respectively.

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

In the second quarter of fiscal 2020, the Company’s President and Chief Executive Officer resigned and the Company had a reduction in force in the U.S.  The resignation and the action resulted in an accrual of $471,000 of severance expense in the quarter ended December 31, 2019.

In February 2020, the Company committed to a financial improvement plan that reduced global headcount by approximately 7%.  The plan was implemented to re-align the Company’s fixed costs and its near-to-mid-term expectations for the Company’s business. As a result, in the third quarter of fiscal 2020, the Company recorded a charge for severance and related costs of $590,000.  At March 31, 2020, the remaining balance of the reserve was $468,000.

See Note 3 “Goodwill” and Note 4 “Intangible Assets”, of the Notes to the Consolidated Financial Statements, contained in this Quarterly Report on Form 10-Q for a discussion of a triggering event caused by the economic impacts of the COVID-19 pandemic and related restrictions as of  March 31, 2020.

These charges recorded as Severance, Impairment and Other Charges are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Impairment	$2,246	$-	$2,246	$-
Severance and Related Costs	$590	$-	$1,061	$-
Court Award	-	-	-	(609)
Total	$2,836	$-	$3,307	$(609)

The following table reconciles the activity for the reserves for severance and other charges (in thousands):

	Nine Months Ended March 31,
	2020	2019
Beginning Balance at July 1,	$44	$675
Accruals - Severance Related	1,061	-
Accruals / Adjustments - Court Award	-	(609)
Payments	(637)	(66)
Ending Balance at March 31,	$468	$-

14.Current and Long Term Taxes Payable

The Company acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

15.Other Long-Term Liabilities

Other long-term liabilities at March 31, 2020 and June 30, 2019 include $439,000 and $556,000, respectively, for long-term contractual and statutory severance liabilities acquired as part of the purchase of Coord3 that represent amounts that will be payable to employees upon termination of employment.

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

The Company recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $33,000 and $138,000 in the three and nine months ended March 31, 2020 respectively.  The Company recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $59,000 and $342,000 in the three and nine months ended March 31, 2019 respectively.  As of March 31, 2020, the total remaining unrecognized compensation cost related to non-vested stock options amounted to approximately $73,000.  The Company expects to recognize this cost over a weighted average vesting period of 1.6 years.

The Company granted zero and 33,000 stock options in the three and nine months ended March 31, 2020, respectively.  The Company granted 8,000 stock options in both the three and nine months ended March 31, 2020, respectively.  The Company received no cash from option exercises under its share-based payment arrangements for both the three and nine months ended March 31, 2020, respectively.  The Company received approximately $124,000 and $318,000 in cash from option exercises under its share-based payment arrangements for the three and nine months ended March 31, 2019, respectively.

The estimated fair value as of the date options were granted during the periods presented, using the Black-Scholes option-pricing model, is shown in the table below.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Weighted average estimated fair value per share of options granted during the period	$-	$3.91	$2.19	$3.91
Assumptions:
Dividend Yield	-	-	-	-
Common Stock Price Volatility	-	43.50%	43.50%	43.50%
Risk Free Rate of Return	-	2.56%	2.56%	2.56%
Expected Option Term (In Years)	-	6.6	6.6	6.6

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

The grant date fair value associated with granted restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of the Company’s Common Stock on the grant date authorized by the Company’s MDCSOC, multiplied by the number of restricted stock and restricted stock unit awards expected to be issued and vested and is amortized over the combined performance and service periods.  The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three and nine months ended March 31, 2020, was $33,000 and $221,000, respectively. The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three and nine month periods ended March 31, 2019 was $47,000 and $191,000, respectively.  As of March 31, 2020, the total remaining unrecognized compensation cost related to the restricted stock and restricted stock unit awards is approximately $102,000. The Company expects to recognize this cost over a weighted average vesting period of 1.0 years.

A summary of the status of restricted stock and restricted stock unit awards outstanding at March 31, 2020 is presented in the table below.

		Weighted Average
	Non-vested	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2019	93,420	$7.49
Granted	-	-
Vested	(36,103)	7.51
Forfeited or Expired	(29,608)	7.57
Non-vested at March 31, 2020	27,709	$7.41

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

The non-cash stock-based compensation expense recorded for PSU’s issued under the Company’s Fiscal 2020, 2019 and 2018 Long-Term Incentive Compensation Plans for both the three and nine months ended March 31, 2020 was zero, because, at this time, the Company estimates that the level of actual performance, as measured against the Operating Income Before Incentive Compensation target levels for fiscal year 2020, will be less than 75%, of the threshold performance level required for the vesting of these awards in fiscal 2020. The non-cash stock-based compensation expense recorded for these PSU awards for both the three and nine months ended March 31, 2019 was zero.  As of March 31, 2020, the total remaining unrecognized compensation cost related to these PSU awards is approximately $126,000. The Company expects to recognize this cost over a weighted average vesting period of 1.5 years.

During the third quarter of fiscal 2019, the MDCSOC granted PSUs to the Company’s interim President and Chief Executive Officer in lieu of a portion of his cash compensation.  During the three months ended March 31, 2020, the Company recorded expense related to these PSU’s of $33,000.

A summary of the status of the PSUs outstanding at March 31, 2020 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2019	69,701	$7.46
Granted	51,393	4.64
Vested	(8,836)	4.57
Forfeited or Expired	(47,450)	7.42
Non-vested at March 31, 2020	64,808	$5.65

Board of Directors Fees

The Company’s Board of Directors’ fees are typically payable in cash on September 1, December 1, March 1, and June 1 of each fiscal year; however, under the Company’s 2004 Plan each director can elect to receive stock in lieu of cash on a calendar year election. Each of the Company’s Directors elected a combination of cash and stock for calendar year 2020.  During the nine month of fiscal year 2020, the Company issued 28,273 shares to its directors and recorded expense of $128,000.

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

Options to purchase 19,000 and 76,300 shares of common stock outstanding in the three months ended March 31, 2020 and 2019, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Options to purchase 21,500 and 110,576 shares of common stock outstanding in the nine months ended March 31, 2020 and 2019, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

In the third quarter of fiscal 2018, the Canadian Revenue Agency (“CRA”) completed a Goods and Services Tax/Harmonized Sales Tax Returns (GST/HST) audit. Based on this audit, the CRA preliminarily proposed to assess the Company approximately CAD $1,218,000 (equivalent to approximately $863,000) in taxes plus interests and penalties related to sales from 2013 through 2018.  CRA has indicated that the Company is entitled to invoice its customers to recover this amount and its customers are required to remit payment.  The Company’s response to the CRA preliminary assessment was delivered in April 2018. In June 2018, the Company received the final assessment, which confirmed the preliminary assessment.  In August 2018, the Company filed a formal appeal request and posted a surety bond as security for this claim.  The Company has not recorded an accrual related to this preliminary audit finding because the Company is disputing several of the CRA’s conclusions and because, the Company expects to ultimately receive the funds from its customers (excluding any interest or penalties), although there may be a timing difference between when the Company must pay the CRA and when the Company collects the funds from its customers.

In the fourth quarter of fiscal 2019, the Company identified a potential concern regarding the residency status of certain U.S. employees as it relates to payroll taxes and withholdings in their country of residency.  The Company estimated the range of correcting this issue, including interest and penalties to range from $0.2 million to $0.3 million.  The Company is not able to reasonably estimate the amount within this range that the Company would be required to pay for this matter.  The reserve balance is $0.3 million as of March 31, 2020.

19.COVID-19 Pandemic

In March of 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In North America, Europe, Asia and Brazil (the Company’s primary markets), federal, state and local governments have recommended or mandated actions to slow the transmission of COVID-19.  These actions include the implementation of shelter-in-place orders, quarantines, significant restrictions on travel, and restrictions that prohibit non-essential employees from occupying their place of work. There remains considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus. The COVID-19 pandemic has created significant volatility in the global economy and financial markets, resulting in a significant reduction in both economic activity and employment levels. The COVID-19 pandemic has disrupted the global automotive industry. The Company, along with many of the Company’s customers and suppliers, temporarily closed or limited operations at production facilities. The Company’s revenues have been significantly and negatively affected by the closure of automotive facilities during the quarter. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on liquidity, ability to effectively meet short- and long-term financial obligations, and accounting estimates. Although the Company expects most automotive operations the Company supports to resume in the coming weeks, the extent to which normal purchasing activities by the Company’s customers will return remains uncertain. Any further delays in resumption of activity from customers and any future wave of COVID-19 or other similar outbreaks could further adversely affect the Company’s business. In response, the

Company has implemented cost reduction efforts to help mitigate the impact on the business including reducing discretionary spending and various other measures.

The ultimate impact that COVID-19 will have on the business, results of operations, cash flows, liquidity and financial condition will depend on a number of evolving factors that the Company may not be able to accurately predict, including the duration and scope of the COVID-19 pandemic, actions taken by governments and customers and suppliers in response to the COVID-19 pandemic, and the impact of the COVID-19 pandemic on economic activity. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. The Company is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

As of March 31, 2020, the Company observed negative macroeconomic indicators resulting from the COVID-19 pandemic, which could have a direct impact on the business. The Company determined this constituted a triggering event that required an assessment of goodwill, and intangible assets subject to amortization to determine if an impairment loss may have occurred. The Company qualitatively assessed whether it was more likely than not that these assets were impaired as of March 31, 2020. Where considered necessary, the Company reviewed previous forecasts and assumptions based on current projections, which are subject to various risks and uncertainties, including projected revenue, projected operating income, terminal growth rates, and the cost of capital. Based on the interim impairment assessment as of March 31, 2020, the Company has determined that goodwill and trade name related to the CMM reporting unit were fully impaired. See Note 3 “Goodwill” and Note 4 “Intangible Assets”, of the Notes to the Consolidated Financial Statements, contained in this Quarterly Report on Form 10-Q for additional details. The Company's assumptions about future conditions important to its assessment of potential impairment, including the impacts of the COVID-19 pandemic, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have material impact on the Company’s income tax provisions for the three or nine months ended March 31, 2020. The Company plans on taking advantage of the cash deferral programs available for payment of federal and state income taxes.  The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations, and cash flows.  Additionally, on April 16, 2020, the Company entered into an unsecured loan pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.  See Note 20 “Subsequent Events”, of the Notes to the Consolidated Financial Statements, contained in this Quarterly Report on Form 10-Q for details of the PPP Loan.

20. Subsequent Events

On April 16, 2020, the Company entered into an unsecured loan with TCF National Bank in an aggregate principal amount of $2.5 million (the “PPP Loan”), pursuant to the “PPP” under the “CARES Act”.

The PPP Loan is evidenced by a promissory note (the “Note”) dated April 16, 2020. The PPP Loan matures two years from the disbursement date and bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing six months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Under the terms of the CARES Act, PPP loan recipients can apply for forgiveness for all or a portion of loans granted under the PPP which is dependent upon the Company having initially qualified for the loan. Furthermore, the loans issued under PPP are subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses incurred or paid during an eight week period (the “Covered Period”) following the disbursement date (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company expects to be able to use a significant portion, but not all, of the PPP Loan proceeds for Qualifying Expenses.  In addition, the amount of the PPP Loan otherwise eligible for forgiveness will be reduced as a result of provisions of the PPP that reduces the amount of loan forgiveness if the number of full-time equivalent employees during the Covered Period is less than in certain prior periods specified in the CARES Act. Any portion of the PPP Loan that is not used for Qualifying Expenses or is not otherwise forgiven is expected to be repaid on the terms set forth above. Because the details for forgiveness of the PPP Loan are still being developed by the Small Business Administration and analyzed by us, the Company cannot be certain as to the amount of the PPP Loan that will be forgiven.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Certain statements in this report, including statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including our expectations regarding the possible effects of the COVID-19 pandemic on general economic conditions, public health, and global automotive industry, and the Company’s results of operations, liquidity, capital resources, and general performance in the future, the potential impact of COVID-19 on our customers generally and their plans for retooling projects in particular, our fiscal year 2020 and future results, operating data, new order bookings, revenue, expenses, net income and backlog levels, trends affecting our future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2020 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Whenever possible, we have identified these forward-looking statements by words such as “target,” “will,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “prospects,” “outlook,” “guidance” or similar expressions.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our periodic reports filed with the Securities and Exchange Commission, including those listed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for our fiscal year 2019, our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019, and this Quarterly Report on Form 10-Q.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

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

Revision of Previously Issued Financial Statements

During the fourth quarter of fiscal 2019, an error was identified related to the accounting for our deferred tax liabilities associated with certain amortizable intangible assets acquired in 2015.  The error relates to not appropriately reducing the associated deferred tax liabilities for the tax effect of amortization on the intangible assets since 2016.  The error was immaterial to our previously issued financial statements, but the cumulative correction would have had a material effect on the 2019 financial statements.  Accordingly, the results for the three and nine months ended March 31, 2019 and the year ended June 30, 2018 have been adjusted to incorporate the revised amounts, where applicable.  See Note 1, of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies - Revision of Previously Issued Financial Statements” contained in Item 8 of our Annual Report on Form 10-K for further discussion and Note 1 of the Notes to the Consolidated Financial Statements, “Accounting Policies” contained in this Quarterly Report on Form 10-Q for further information on the impact of the revision.

COVID-19 Pandemic

The COVID-19 pandemic poses significant risks to our business. See Note 19 “COVID-19 Pandemic” of the Notes to the Consolidated Financial Statements, contained in this Quarterly Report on Form 10-Q for a discussion of the impact of COVID-19 on our business. The ongoing global public health actions attempting to reduce the spread of COVID-19 are creating and may continue to create significant disruptions to our operations, our customer and supplier relationships, and general global economic conditions. Accordingly, we are closely monitoring and adjusting for the impact of COVID-19 on our global operations, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as we manage the Company through the uncertainty related to the COVID-19 pandemic. Over the last three months, first in China and then in Europe and the United States, the Company either closed or limited operations at its facilities due to local government mandates requiring citizens to shelter-in-place, as have its customers and suppliers.  During that period, our employees have continued to operate remotely and, in some cases, on site with customers where allowable.  The Company is gradually reopening previously closed facilities and plans to resume full operational capacity at all its facilities, as permitted by law. We expect to incur some additional costs as we resume operations in order to comply with government requirements and guidelines. We expect to be able to fund these costs as described under “Liquidity and Capital Resources – Impact of COVID-19 Pandemic” below. We believe that the Company currently has sufficient raw material and finished goods inventory to support customer demand and, to date, have experienced minimal disruption to our supply chain. We have implemented cost reduction efforts to help mitigate the impact on our business including reducing discretionary spending and various other measures. Some of our orders from customers have been delayed as a result of the COVID-19 pandemic and we may continue to experience such delays. Delays in these orders could affect our ability to fund our business solely through near-term revenue, our cash, cash equivalents, short-term investments and our existing lines of credit. To help provide us with additional liquidity in the U.S. during this period and in light of economic uncertainties posed by the COVID-19 pandemic, we applied for and received a loan under the U.S. government Paycheck Protection Program. See “Liquidity and Capital Resources – Impact of COVID-19 Pandemic” for a description of this loan.  See “Item 1A. Risk Factors” titled “The COVID-19 pandemic has disrupted and may continue to disrupt our business, which could have a material adverse impact on our results of operations and financial condition.”

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Overview – We reported net loss of $(3.9) million, or $(0.41) per diluted share, for the third quarter of fiscal 2020 compared with revised net loss of $(1.0) million, or $(0.10) per diluted share, for the third quarter of fiscal 2019.

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

Bookings by geographic location were (in millions):

	Three Months Ended March 31,
	2020		2019		Increase/(Decrease)
Geographic Region
Americas	$2.3	21.1%	$3.3	25.0%	$(1.0)	(30.3%)
Europe	6.3	57.8%	5.9	44.7%	0.4	6.8%
Asia	2.3	21.1%	4.0	30.3%	(1.7)	(42.5%)
Totals	$10.9	100.0%	$13.2	100.0%	$(2.3)	(17.4%)

The decrease in bookings in the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019 of $2.3 million, including an unfavorable currency impact of $0.3 million, is primarily due to the effects of COVID-19 on the timing of orders from our customers, particularly in China beginning in the early portion of the quarter and the United States and Europe near the end of the quarter. This contributed to a decrease of $1.4 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.8 million in our Off-Line Measurement Solutions and a decrease of $0.1 million in our 3D Scanning Solutions in the quarter.  On a geographic basis, the $1.7 million decrease in our Asia region is primarily due to a decrease of $1.6 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.1 million in our 3D Scanning Solutions. The $1.0 million decrease in our Americas region is primarily due to a decrease of $1.2 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.1 million in our Off-Line Measurement Solutions, partially offset by an increase of $0.3 million in our Value Added Services.  The $0.4 million increase in our Europe region is primarily due to an increase of $1.4 million in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease of $0.7 million in our Off-Line Measurement Solutions and a decrease of $0.3 million in our Value Added Services.

We expect the negative impacts of the COVID-19 pandemic on bookings to continue at least through the end of fiscal 2020 and potentially thereafter.

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

Backlog by geographic location was (in millions):

	As of March 31,
	2020		2019		Increase/(Decrease)
Geographic Region
Americas	$5.9	18.9%	$7.9	22.1%	$(2.0)	(25.3%)
Europe	17.1	54.8%	19.5	54.6%	(2.4)	(12.3%)
Asia	8.2	26.3%	8.3	23.3%	(0.1)	(1.2%)
Totals	$31.2	100.0%	$35.7	100.0%	$(4.5)	(12.6%)

The current quarter ending backlog decreased by $4.5 million compared to the ending backlog at March 31, 2019.  The decrease in our backlog was primarily due to the effects of COVID-19 on the timing of orders from our customers and delays in delivery dates for those orders.  This contributed to a decrease of $4.8 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.7 million in our 3D Scanning Solutions, a decrease of $0.4 million in our Value Added Services, partially offset by an increase of $1.4 million in our Off-Line Measurement Solutions.  On a geographic basis, the $2.4 million decrease in our Europe region is due to a decrease of $1.8 million in our In-Line and Near-Line Measurement, a decrease of $0.7 million in our 3D Scanning Solutions, a decrease of $0.5 million in our Value Added Services, partially offset by an increase of $0.6 million in our Off-Line Measurement Solutions.  The $2.0 million decrease in our Americas region is primarily due to a decrease of $2.0 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.1 million in our Off-Line Measurement Solutions, partially offset by an increase of $0.1 million in our Value Added Services.  The $0.1 million decrease in our Asia region is primarily due to a decrease of $1.0 million in our In-Line and Near-Line Measurement Solutions, partially offset by an increase of $0.9 million in our Off-Line Measurement Solutions.

Operating Results - A summary of our operating results is shown below (in millions):

	Three Months Ended March 31,
	2020	% of Sales	2019	% of Sales
			(As Revised)
Americas Sales	$4.3	33.8%	$4.4	28.2%
Europe Sales	6.6	52.0%	8.0	51.3%
Asia Sales	1.8	14.2%	3.2	20.5%
Net Sales	$12.7	100.0%	$15.6	100.0%

Cost of Sales	8.3	65.4%	10.5	67.3%

Gross Profit	4.4	34.6%	5.1	32.7%

Operating Expenses
Selling, General and Administrative	4.0	31.5%	4.4	28.2%
Engineering, Research and Development	1.5	11.8%	1.8	11.5%
Severance, Impairment and Other Charges	2.8	22.0%	-	0%

Operating Loss	(3.9)	(30.7%)	(1.1)	(7.0%)

Other Income and (Expenses), net
Interest Expense, net	-	0.0%	-	0.0%
Foreign Currency Gain (Loss), net	(0.3)	(2.4%)	(0.1)	(0.7%)
Other Income and (Expense), net	-	0.0%	-	0.0%

Loss Before Income Taxes	(4.2)	(33.0%)	(1.2)	(7.7%)
Income Tax Benefit	0.3	2.4%	0.2	1.2%

Net Loss	$(3.9)	(30.6%)	$(1.0)	(6.5%)

Sales – Net sales of $12.7 million for the third quarter of our fiscal year 2020 decreased $2.9 million, or (18.6%), including an unfavorable currency impact of $0.2 million, when compared to the same period a year ago.  The decrease is primarily due to the effects of COVID-19 on bookings and delivery dates for orders from our customers, particularly in China beginning in the early part of the quarter and the United States and Europe near the end of the quarter.  This contributed to a decrease of $1.7 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.7 million in our Off-Line Measurement Solutions, a decrease of $0.3 million in our 3D Scanning Solutions, and a decrease of $0.2 million in our Value Added Services.  On a geographic basis, the decrease of $1.4 million in our Asia region is primarily due to a decrease of $1.3 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.1 million in our Value Added Services.  The decrease of $1.4 million in our Europe region is primarily due to a decrease of $0.8 million in our Off-Line Measurement Solutions, a decrease of $0.3 million in our 3D Scanning Solutions, a decrease of $0.2 million in our In-Line and Near-Line Measurement Solutions, and a decrease of $0.1 million in our Value Added Services.  The decrease of $0.1 million in our Americas region is primarily due to a decrease of $0.2 million in our In-Line and Near-Line Measurement Solutions and a increase of $0.1 million in our Off-Line Measurement Solutions.

We expect the negative impacts of the COVID-19 pandemic on net sales to continue at least through the end of fiscal 2020 and potentially thereafter.

Gross Profit – Gross profit percentage was 34.6% in the third quarter of fiscal 2020 compared to 32.7% in the same period a year ago.  The higher gross profit percentage in the third quarter of fiscal 2020 was primarily due to the mix of revenue and lower fixed manufacturing costs.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $4.0 million in the third quarter of fiscal 2020, a decrease of $0.4 million compared to the same period a year ago.  The decrease is primarily due to a decrease in our legal expenses of $0.8 million and a decrease in amortization expense of $0.2 million due to the impairment charges recorded at June 30, 2019 in our goodwill and intangible assets. These decreases are partially offset by an increase in other third party expenses of $0.4 million and an increase in employee-related expenses of $0.2 million.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $1.5 million in the third quarter of fiscal 2020, a decrease of $0.3 million compared to the third quarter of fiscal 2019.  The decrease is primarily due to decreases in employee-related costs as a result of our restructuring in February 2020.

Severance, Impairment and Other Charges – Severance, impairment and other charges for the third quarter of fiscal 2020 were $2.8 million, an increase of $2.8 million compared to the same period of fiscal 2019. The increase is primarily due to impairment charges in the amount of $1.7 million and $0.5 million against our goodwill and definite-lived intangible assets, respectively, as well as severance expenses in the amount of $0.6 million in third quarter of fiscal 2020. See Note 13 of the Notes to the Consolidated Financial Statements, “Severance, Impairment and Other Charges” contained in this Quarterly Report on Form 10-Q for further discussion.

Foreign Currency Gain (Loss), net – Foreign Currency Gain (Loss), net was a loss of $0.4 million in the third quarter of fiscal 2020 compared to a $0.1 million net loss in third quarter of fiscal 2019.  The net loss in the third quarter of fiscal 2020 was primarily related to changes in the values of the Brazilian Real in relation to the US Dollar.

Income Taxes – Our effective tax rate for the third quarter of fiscal year 2020 was (8.1%) compared to a revised (16.2%) in the third quarter of fiscal year 2019.  We have previously established full valuation allowances against our U.S. Federal, Germany, Japan and Brazil net deferred tax assets.  The effective tax rates in fiscal 2020 and fiscal 2019 were impacted by not recognizing tax expense on pre-tax income or tax benefits on pre-tax losses in some of the jurisdictions where we have previously established full valuation allowances against our net deferred tax assets.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

Overview – We reported net loss of $2.6 million, or $(0.26) per diluted share, for the first nine months of fiscal 2020 compared with revised net income of $1.6 million, or $0.16 per diluted share, for the first nine months of fiscal 2019.

Bookings – Bookings represent new orders received from our customers.  We expect the level of new orders to fluctuate from quarter to quarter and do not believe new order bookings during any particular period are indicative of our future operating performance.

Bookings by geographic location were (in millions):

	Nine Months Ended March 31,
	2020		2019		Increase/(Decrease)
Geographic Region
Americas	$11.6	27.3%	$9.9	19.6%	$1.7	17.2%
Europe	21.1	49.6%	27.2	53.7%	(6.1)	(22.4%)
Asia	9.8	23.1%	13.5	26.7%	(3.7)	(27.4%)
Totals	$42.5	100.0%	$50.6	100.0%	$(8.1)	(16.0%)

The decrease in bookings in the first nine months of fiscal 2020 as compared to the first nine months of fiscal 2019 of $8.1 million, including an unfavorable currency impact of $1.1 million, is primarily due to declines in orders from customers as a result of a slowing of the global automotive industry, most recently resulting from the COVID-19 pandemic.  This contributed to a decrease of $5.1 million in our In-Line and Near-Line Measurement Solutions, a decrease of $1.6 million in our 3D Scanning Solutions, a decrease of $0.8 million in our Off-Line Measurement Solutions, and a decrease of $0.6 million in our Value Added Services.  On a geographic basis, the $6.1 million decrease in our Europe region is primarily due to a decrease of $4.0 million in our In-Line and Near-Line Measurement Solutions, a decrease of $1.6 million in our 3D Scanning Solutions, a decrease of $0.3 million in our Value Added Services, and a decrease of $0.2 million in our Off-Line Measurement Solutions.  The $3.7 million decrease in our Asia region is primarily due to a decrease of $3.1 million in our In-Line and Near-Line Measurement Solutions and a decrease of $0.6 million in our Off-Line Measurement Solutions.  The $1.7 million increase in our Americas region is primarily due to an increase of $2.0 million in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease of $0.3 million in our Value Added Services.

Operating Results - A summary of our operating results is shown below (in millions):

	Nine Months Ended March 31,
(in million)	2020	% of Sales	2019	% of Sales
			(As Revised)
Americas Sales	$17.3	34.8%	$19.7	33.6%
Europe Sales	22.2	44.7%	25.7	43.9%
Asia Sales	10.2	20.5%	13.2	22.5%
Net Sales	$49.7	100.0%	$58.6	100.0%

Cost of Sales	31.1	62.6%	37.3	63.7%

Gross Profit	18.6	37.4%	21.3	36.3%

Operating Expenses
Selling, General and Administrative	12.6	25.4%	14.0	23.9%
Engineering, Research and Development	4.9	9.9%	6.1	10.4%
Severance, Impairment and Other Charges	3.3	6.5%	(0.6)	(1.1%)

Operating Income	(2.2)	(4.4%)	1.8	3.1%

Other Income and (Expenses), net
Interest Expense, net	(0.1)	(0.2%)	-	0.0%
Foreign Currency Gain (Loss), net	(0.5)	(1.0%)	(0.2)	(0.4%)
Other Income and (Expense), net	0.1	0.2%	-	0.0%

(Loss) Income Before Income Taxes	(2.7)	(5.4%)	1.6	2.7%
Income Tax Benefit	0.1	0.2%	-	0.0%

Net (Loss) Income	$(2.6)	(5.2%)	$1.6	2.7%

Sales – Net sales of $49.7 million for the first nine months of our fiscal year 2020 decreased $8.9 million, or (15.2%), including an unfavorable currency impact of $1.0 million, when compared to the same period a year ago.  The decrease is primarily due to reduced bookings and delays in delivery dates for orders from our customers, as a result of a slowing of the global automotive industry, most recently resulting from the COVID-19 pandemic.  This contributed to a decrease of $4.1 million in our Off-Line Measurement Solutions, a decrease of $4.0 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.5 million in our 3D Scanning Solutions, and a decrease of $0.3 million in our Value Added Services.  On a geographic basis, the decrease of $3.5 million in our Europe region is primarily due to a decrease of $1.5 million in our In-Line and Near-Line Measurement Solutions, a decrease of $1.4 million in our Off-Line Measurement Solutions, and a decrease of $0.6 million in our 3D Scanning Solutions.  The decrease of $3.0 million in our Asia region is primarily due to a decrease of $2.9 million in our Off-Line Measurement Solutions, a decrease of $0.2 million in our In-Line and Near-Line Measurement Solutions, partially offset by an increase of $0.1 million in our 3D Scanning Solutions.  The decrease of $2.4 million in our Americas region is primarily due to a decrease of $2.3 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.3 million in our Value Added Services, partially offset by an increase of $0.2 million in our Off-Line Measurement Solutions.

Gross Profit –Gross profit percentage was 37.4% in the first nine months of fiscal 2020 compared to 36.3% in the same period a year ago.  The higher gross profit percentage in the first nine months of fiscal 2020 was primarily due to the mix of revenue and the impact of our cost reduction initiatives.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $12.6 million in the first nine months of fiscal 2020, a decrease of $1.4 million compared to the same period a year ago.  The decrease is primarily due to a decrease in our legal expenses of $1.1 million, a decrease in amortization expense of $0.6 million due to the impairment charges recorded at June 30, 2019 in our goodwill and intangible assets, and a decrease of other third party expenses of $0.5 million, partially offset by an increase in building-related expenses of $0.8 million.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $4.9 million in the first nine months of fiscal 2020, a decrease of $1.2 million compared to the same period of fiscal 2019.  The decrease is primarily due to decreases in employee-related costs of $0.9 million as well as a decrease of $0.3 million in building-related expenses.

Severance, Impairment and Other Charges – Severance, impairment and other charges for the first nine months of fiscal 2020 were $3.3 million, an increase of $3.9 million compared to the same period of fiscal 2019. The increase is primarily due to impairment charges in the amount of $1.7 million and $0.5 million against our goodwill and definite-lived intangible assets, respectively, as well as severance expenses in the amount of $1.1 million in the first nine months of fiscal 2020 compared to the reversal of a legal accrual in the amount of $0.6 million in the first nine months of fiscal 2019. See Note 13 of the Notes to the Consolidated Financial Statements, “Severance, Impairment and Other Charges” contained in this Quarterly Report on Form 10-Q for further discussion.

Interest Expense, net – Net interest expense was $0.1 million for the first nine months of fiscal 2020 compared to an immaterial amount in the first nine months of fiscal 2019. The expense was primarily due to increased usage of the U.S. credit facility during the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019.

Foreign Currency Gain (Loss), net – Foreign Currency Gain (Loss), net was a loss of $0.5 million in the first nine months of fiscal 2020 compared to a $0.2 million loss in first nine months of fiscal 2019.  The loss in the first nine months of fiscal 2020 and fiscal 2019 was primarily related to the values of the Brazilian Real and Indian Rupee in relation to the US Dollar.

Other Income and (Expense), net – Other Income was $0.1 million for the first nine months of fiscal 2020 compared to an immaterial amount in the first nine months of fiscal 2019.

Income Taxes – Our effective tax rate for the first nine months of fiscal year 2020 was (5.7%) compared to 2.4% in the first nine months of fiscal year 2019.  We have previously established full valuation allowances against our U.S. Federal, Germany, Japan and Brazil net deferred tax assets.  The effective tax rates in fiscal 2020 and fiscal 2019 were impacted by not recognizing tax expense on pre-tax income in some of the jurisdictions where we have previously established full valuation allowances against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund product development and capital expenditures as well as support working capital requirements. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and borrowings under available credit facilities.

Cash on Hand.  Our cash and cash equivalents were $10.6 million at March 31, 2020, compared to $4.6 million at June 30, 2019.  Of this cash and cash equivalents, $6.3 million or approximately 60%, was held in foreign bank accounts at March 31, 2020.  See “Capital Resources” below.

Cash Flow.  The $6.0 million increase in cash, cash equivalents and restricted cash from June 30, 2019 to March 31, 2020 resulted from $3.2 million of cash provided by operating activities, $2.5 million provided by financing activities, $0.4 million cash provided by investing activities and $0.1 million unfavorable impact from changes in exchange rates.

Cash provided by investing activities in the first nine months of fiscal 2020 is due to the net sales of short-term investments of $2.6 million partially offset by purchases of short-term investments of $1.5 million and capital expenditures of $0.6 million, including development of intangibles, of $0.2 million.

During the nine-month period ended March 31, 2020, cash provided by operations resulted from our net loss of $0.6 million favorably adjusted by $1.8 million of non-cash items and by cash outflows related to working capital changes of $2.0 million.

Cash provided by financing activities in the first nine months of fiscal 2020 is primarily due to an increase of $2.5 million of borrowings outstanding under our lines of credit.

The changes in working capital primarily represented a $3.1 million decrease in billed and unbilled receivables and, a $1.3 million decrease in payables.

Working Capital Reserves.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders as well as the age and usage of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the nine months ended March 31, 2020, we increased the reserve for obsolescence modestly.

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay their outstanding balance due to us, and the condition of the general economy and the industry as a whole.  We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During the nine months ended March 31, 2020, we increased the allowance for doubtful accounts modestly.

Investments.  At March 31, 2020, we had short-term investments totaling $0.3 million and a long-term investment recorded at $0.7 million compared to short-term investments totaling $1.4 million and a long-term investment recorded at $0.7 million at June 30, 2019.  See Note 6 of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments” contained in this Quarterly Report on Form 10-Q for further information on our investments and their current valuation.  The market for our long-term investment is currently illiquid.  We have $0.3 million of our short-term investments serving as collateral for bank guarantees for certain customer obligations in China. The cash is restricted as to withdrawal or use while the related bank guarantees are outstanding. Interest is earned on the restricted cash and recorded as interest income.

Credit Facilities.  We had $2.5 million outstanding under the lines of credit at March 31, 2020.  We had zero borrowings outstanding under the lines of credit at June 30, 2019.

On December 4, 2017, we entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either us or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by our U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers and, subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million. At March 31, 2020, our available borrowing under this facility was approximately $3.2 million. Security for the Loan Agreement is substantially all of our assets in the U.S.  Interest is calculated at 2.65% above the 30-day LIBOR rate. We are not allowed to pay cash dividends under the Loan Agreement. We had $2.5 million and zero borrowings outstanding under our Loan Agreement at March 31, 2020 and June 30, 2019, respectively. We have explored increasing the amount of available borrowings under our lines of credit, but do not believe that it is currently available due to uncertainties surrounding COVID-19.

The Company’s Brazilian subsidiary (“Brazil”) has a credit line and overdraft facility with their current local bank.  Brazil can borrow a total of B$0.3 million (equivalent to approximately $0.1 million).  The Brazil facility is cancelable at any time by either Brazil or the bank and any amounts then outstanding would become immediately due and payable.  The monthly interest rate for the facility is 13.94% for the first B$0.2 million utilized and 3.49% for utilization between B$0.2 million and B$0.3 million. We had no borrowings under these facilities at March 31, 2020 and June 30, 2019, respectively.

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

In the fourth quarter of fiscal 2019, we identified a potential concern regarding the residency status of certain U.S. employees as it relates to payroll taxes and withholdings in their country of residency. We estimated the range to correct this issue, including interest and penalties to range from $0.2 million to $0.3 million. We are not able to reasonably estimate the amount within this range that we would be required to pay for this matter. The reserve balance is $0.3 million as of March 31, 2020.

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

Capital Spending.  We spent $0.4 million on capital equipment and $0.2 million on intangible projects in the first nine months of fiscal 2020 compared to $0.8 million on capital equipment and $0.3 million on intangible projects in the first nine months of fiscal 2019. We continue to closely analyze all potential capital projects and review the project’s expected return on investment.

Capital Resources.  At March 31, 2020, we had $10.9 million in cash, cash equivalents and short-term investments of which $6.6 million, or approximately 61%, was held in foreign bank accounts. We have not been repatriating our foreign earnings. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted by the U.S. The Act implements comprehensive tax legislation which, among other changes, imposes a tax on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated (the “Transition Tax”). Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate and the remaining earnings are taxed at an 8% rate. We completed our evaluation and related calculations related to the Transition Tax during the second quarter of fiscal 2019, which confirmed our previous conclusion that our foreign tax credits would completely offset any tax calculated. As a result, we have not made any cash payments related to the Transition Tax. As a result of the Act and the payment of any Transition Tax due, we may be in a position to repatriate our past and future foreign earnings to the U.S. in a more cost-effective manner than under prior law, which could positively impact our liquidity in the U.S. Any such repatriation may be subject to taxation under foreign laws or the laws of the State of Michigan.  We have determined not to repatriate such earnings at this time because of the associated costs to do so and the financial requirements of our subsidiaries outside the United States.  See Note 20, of the Notes to the Consolidated Financial Statements, “Income Taxes,” and Item 1A, “Risk Factors” titled “We may have additional tax liabilities, which could change our effective tax rate and have a significant adverse impact on our business”, contained in our Annual Report on Form 10-K for fiscal year 2019 for further discussion.

Impact of COVID-19 Pandemic. We are continuously reviewing our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 pandemic. As described in Part I, Item 1, Note 20 “Subsequent Events,” to provide additional liquidity during this period and in light of economic uncertainties posed by the COVID-19 pandemic, the Company entered into a loan with TCF National Bank on April 16, 2020 (the “PPP Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  The PPP Loan was in an aggregate principal amount of $2.5 million. The PPP Loan is evidenced by a promissory note (the “Note”) dated April 16, 2020. The PPP Loan matures two years from the disbursement date and bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing six months after the disbursement date and may be prepaid by us at any time prior to maturity with no prepayment penalties.  We can apply for forgiveness for all or a portion of the PPP Loan. The loans issued under PPP are subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses incurred or paid during an eight week period (the “Covered Period”) following the disbursement date (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. We expect to be able to use a significant portion, but not all, of the PPP Loan proceeds for Qualifying Expenses.  In addition, the amount of our PPP Loan otherwise eligible for forgiveness will be reduced as a result of provisions of the PPP that reduces the amount of loan forgiveness if the number of the our full-time equivalent employees during the Covered Period is less than in certain prior periods specified in the CARES Act.

Any portion of the PPP Loan that is not used for Qualifying Expenses or is not otherwise forgiven is expected to be repaid on the terms set forth above. Because the details for forgiveness of the PPP Loan are still being developed by the Small Business Administration and analyzed by us, we cannot be certain as to the amount of the PPP Loan that will be forgiven.

In connection with the PPP Loan, as required by the CARES Act, we certified that “current economic uncertainty makes this loan request necessary to support the ongoing operations of the Applicant.” While we believe we are eligible for the PPP Loan, in the event it was determined that we were not eligible for the PPP Loan, it is possible we would be required to repay the PPP Loan on an accelerated basis, rather than over two years provided under the PPP Loan promissory note, and at a higher interest rate than 1.000% per annum. See “Item 1A. Risk Factors” titled “As a borrower under the Paycheck Protection Program our eligibility for and forgiveness of that loan is likely to be reviewed by the SBA.”

As a result of our PPP Loan, utilization of our existing credit facility with Chemical, continued collection of customer receivables, and cash, cash equivalents and short-term investments, we believe we have sufficient cash resources to fund our operations until we are able to resume full operations and our revenues and cash flows normalize, which we expect to be later this calendar year. Our expectations are based upon our internal projections about the global automotive industry and related economic conditions, as well as our current understanding of our key customers’ plans for retooling projects.  If our key customers’ plans differ from our understanding or the impact of the COVID-19 pandemic varies from our expectations, our results of operations and financial condition could be more negatively impacted.  See “Item 1A. Risk Factors” titled “The COVID-19 pandemic has disrupted and may continue to disrupt our business, which could have a material adverse impact on our results of operations and financial condition.”

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal year 2019, which are unchanged as of March 31, 2020.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, see Note 2, of the Notes to the Consolidated Financial Statements, “New Accounting Pronouncements” contained in this Quarterly Report on Form 10-Q.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described in Item 9A of our 2019 Form 10-K, our disclosure controls and procedures were not effective as of March 31, 2020. Notwithstanding the material weakness described above, management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. GAAP.

Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) that occurred during the first nine months of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation Plan.”

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

ITEM 1A. RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal year 2019, as supplemented by the risk factors listed in “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019, except as follows:

The COVID-19 pandemic has disrupted and may continue to disrupt our business, which could have a material adverse impact on our results of operations and financial condition.

The ongoing COVID-19 pandemic has resulted in a global health crisis with widespread economic implications.  In North America, Europe, Asia and Brazil (our primary markets), federal, state and local governments have recommended or mandated actions to slow the transmission of COVID-19.  These actions include the implementation of shelter-in-place orders, quarantines, significant restrictions on travel, and restrictions that prohibit non-essential employees from occupying their place of work. There remains considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus. The COVID-19 pandemic has created significant volatility in the global economy and financial markets, resulting in a significant reduction in both economic activity and employment levels. The COVID-19 pandemic has disrupted, and may continue to disrupt, the global automotive industry, resulting in significantly lower sales and production volumes. The spread of COVID-19 has disrupted the manufacturing, delivery and overall supply chain of automobile manufacturers and suppliers. We, along with many of our customers and suppliers, temporarily closed or limited operations at production facilities, the impact of which is likely to negatively affect our results of operations and financial condition.  Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity, our ability to effectively meet our short- and long-term financial obligations, and our accounting estimates. Any further delays in resumption of production and other consumer activity affecting our customers and any future wave of COVID-19 or other similar outbreaks could further adversely affect our business. When both the Company and its customers resume production, order volumes may be volatile, creating the need for us to manage our suppliers, while continuing to ensure a continued supply of component parts for our products.  We have begun to evaluate new measures that could modify our current production environment to ensure continued health and safety of our workers, consistent with guidance provided by the U.S. Centers for Disease Control and Prevention. If we are unsuccessful in managing the re-start of our production, our results of operations could be materially impacted. The ultimate impact that COVID-19 will have on our business, results of operations, cash flows, liquidity and financial condition will depend on a number of evolving factors that we may not be able to accurately predict, including the duration and scope of the COVID-19 pandemic, actions taken by governments and our customers and suppliers in response to the COVID-19 pandemic, and the impact of the COVID-19 pandemic on economic activity. The impacts of the COVID-19 pandemic and the other factors described above make it more difficult for us to forecast customer requirements and provide guidance for the remainder of 2020.  Accordingly, any guidance we provide is likely to be less reliable than usual, and actual results are more likely to differ from any such guidance.  In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.

We have adopted or modified, and will continue to adopt additional, business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) and protocols, including those to promote social distancing and enhance sanitary measures in our facilities, to conform to government restrictions and best practices encouraged by governmental and regulatory authorities.  If a large proportion of our employees in critical positions were to contract COVID-19 or be quarantined as a result of the virus, at the same time, we would rely upon our business continuity plans in an effort to continue operations.  There is no certainty that the foregoing measures will be sufficient to mitigate the risks posed by the virus, in which case our employees or other individuals may become sick, our ability to perform critical functions could be harmed, and we may be unable to respond to some of the needs of our global business. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches.

As a borrower under the Paycheck Protection Program our eligibility for and forgiveness of that loan is likely to be reviewed by the SBA

On April 16, 2020, we entered into an unsecured loan with a bank in an aggregate principal amount of approximately $2.5 million pursuant to the Paycheck Protection Program, (the “PPP”), under the CARES Act. In connection with this loan, we were required to certify that “current economic uncertainty makes this loan request necessary to support the ongoing operations of the Applicant.” On April 23, 2020, the Small Business Administration (“SBA”) issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP.   The SBA guidance further indicates that borrowers “must make this certification in good faith, taking into account their current business activity and their ability to access other sources of liquidity sufficient to support their ongoing operations in a manner that is not significantly detrimental to the business.”  Subsequently, on April 29, 2020 the SBA issued guidance that it will review all PPP loans of more than $2 million, following the lender’s submission of the borrower’s loan forgiveness application.  Under PPP, a portion of the PPP Loan is eligible for forgiveness if we were eligible for the PPP Loan, use the loan proceeds for eligible expenses and otherwise satisfy PPP requirements.  While we believe we are eligible for the PPP Loan, in the event it was determined that we were not eligible for the PPP Loan, it is possible we would be required to repay the PPP Loan on an accelerated basis, rather than over two years provided under the PPP Loan promissory note, and at a higher interest rate than 1.000% per annum.  If we were to be audited and receive an adverse finding in such audit, some or all of the PPP Loan might not be forgiven and we could be required to return or repay some or all of the PPP Loan, together with interest on the loan, which could reduce our liquidity, and potentially subject us to fines and penalties.

ITEM 6.	EXHIBITS

10.56	Promissory Note, dated April 16, 2020, between the Company and TCF National Bank. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 21, 2020)

10.57*	Consent to SBA PPP Loan, dated April 21, 2020, between the Company and Chemical Bank, a division of TCF National Bank.

31.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc.
(Registrant)

Date: June 1, 2020	By:	/s/ Jay W. Freeland
Jay W. Freeland
Chairman of the Board and Interim President and Chief Executive Officer (Principal Executive Officer)

Date: June 1, 2020	By:	/s/ Bill Roeschlein
Bill Roeschlein
Interim Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)