Form 10-K
period 2020-06-30
PERCEPTRON INC/MI
filed 2020-09-28
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒	Smaller Reporting Company	☒	Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404b of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held as of the registrant’s most recently completed second fiscal quarter by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2019, as reported by the Nasdaq Global Market, was approximately $53,000,000 (assuming only for purposes of this computation, but not admitting for any purpose, that executive officers of the registrant may be affiliates).

The number of shares of Common Stock, $0.01 par value, issued and outstanding as of September 24, 2020, was 9,763,675

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2020	Part III, Items 10-14
Annual Meeting of Shareholders

PART I

ITEM 1:	BUSINESS

General

Perceptron, Inc. (“Perceptron”, “we”, “us” or “our”) develops, produces and sells a comprehensive range of automated industrial metrology products and solutions to manufacturing organizations for dimensional gauging, dimensional inspection and 3D scanning.  Products include 3D machine vision solutions, robot guidance, coordinate measuring machines, laser scanning and advanced analysis software.  Our customers, which include global automotive and other manufacturing companies, rely on Perceptron's metrology solutions to assist in managing their complex manufacturing processes to improve quality, shorten product launch times and reduce costs.  Headquartered in Plymouth, Michigan, Perceptron has subsidiary operations in Brazil, China, Czech Republic, France, Germany, India, Italy, Japan, Slovakia, Spain and the United Kingdom.

The impact of the COVID-19 pandemic on us is discussed throughout this Annual Report on Form 10-K, including in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Covid-19 Pandemic”, “– Liquidity and Capital Resources – Impact of COVID-19 Pandemic”, “Item 1A: Risk Factors titled “The COVID-19 pandemic has disrupted and may continue to disrupt our business which could have a material adverse impact on our results of operations and financial condition” and Note 23, of the Notes to the Consolidated Financial Statements, “COVID-19 Pandemic”, contained in Item 8 of this Annual Report on Form 10-K.

On September 27, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Atlas Copco North America LLC, a Delaware limited liability company (“Parent”), and Odyssey Acquisition Corp., a wholly owned subsidiary of Parent (“Merger Subsidiary”), providing for the merger of Merger Subsidiary with and into Perceptron (the “Merger” and, collectively with the other transactions contemplated by the Merger Agreement, the “Transactions”), with Perceptron surviving the Merger as a wholly owned subsidiary of Parent. At the effective time of the Merger, each issued and outstanding share of our common stock immediately prior to the Effective Time shall be converted into the right to receive $7.00 per share in cash, without interest (the “Merger Consideration”).  Immediately prior to the effective time of the Merger, subject to the terms and conditions of the Merger Agreement, each of our outstanding and unexercised stock options, restricted stock units, and performance share units shall automatically and without any required action on the part of the holder thereof, become immediately vested and be cancelled and converted into the right to receive (without interest) from Perceptron an amount in cash based in part on the options, restricted stock units, or performance share units held immediately prior to the effective date. The Merger is subject to customary closing conditions, including shareholder and regulatory approvals. For additional information regarding the Merger, see our other filings made with the SEC, which are available at the SEC’s public reference facilities or on the SEC’s website at www.sec.gov, including our Current Report on Form 8-K filed with the SEC on September 28, 2020, Note 24, of the Notes to the Consolidated Financial Statements, “Subsequent Event”, contained in Item 8 of this Annual Report on Form 10-K and “Item 1A: Risk Factors” contained in this Annual Report on Form 10-K.

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

Markets

Perceptron has a long history serving the global automotive manufacturing market with advanced technology.  In fiscal 2020 and 2019, automotive sales represented approximately 85% and 80% of our Net Sales on our Consolidated Statement of Operations (“Net Sales”), respectively.  We have product offerings encompassing numerous manufacturing processes, including complex part assembly, automotive body construction, industrial robotic guidance for complex assembly applications, gauging cells, coordinate measuring solutions and reverse engineering.

Products and Applications

Measurement Solutions

Perceptron’s In-Line and Near-Line Measurement Solutions are based on a combination of our non-contact Helix® sensor technology and Vector software. Our Off-Line Measurement Solutions are based on our full line of Coord3® CMMs, V7 3D Laser Scanner, plus TouchDMIS™ measuring software. Measurement Solutions in our fiscal year 2020 and 2019 represented 92% and 91% of our Net Sales, respectively.

In-Line and Near-Line

AutoGauge®: Our automated metrology systems are used in assembly and fabrication plants to contain, correct, and improve the quality of complex assemblies. AutoGauge® systems are placed directly in the manufacturing line or near the line to automatically measure critical dimensional characteristics.

AutoGauge®ACF: Our turnkey near-line robotic measurement systems are used in assembly and manufacturing facilities to replace traditional checking fixtures. Virtually everything about AutoGauge®ACF is automatic – from high speed data collection, to real-time reporting and analysis. AutoGauge®ACF measures parts within minutes, greatly increasing inspection throughput compared to CMMs, ring gauges, manual tools, and other optical metrology systems.

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

AutoGuide®:  Our robot guidance systems are used by manufacturing companies to automate assembly operations – improving productivity and quality at the same time.  These systems utilize Perceptron sensors and software to guide and control robots for numerous assembly applications, including automotive windshield insertion, roof loading, hinge mounting, door attachment, and sealant dispensing.  We recently expanded our robot platform for the requirements of de-racking, seam sealing, and glue bead applications. These applications require a simple, robust configuration with minimum setup to eliminate the customers’ need for precision fixtures, large conveyors, station operators and part handlers.

AccuSite®:  Our optical tracking technology actively tracks robots on the plant floor providing metrology grade accuracy for both automated metrology and robot guidance solutions.  Absolute accurate systems do not require expensive, time consuming CMM comparison activities and provide the customer with actionable data sooner.  In robot guidance systems, AccuSite® monitors the robots positional drift in high precision assembly operations.

Helix®evo:  Our Helix®evo 3D scanning sensors measure the multitude of materials used in today’s manufacturing, such as chrome, aluminum, sheet metal and painted surfaces. Its scan acquisition provides accurate feature extraction along with the pristine scan quality required for form analysis. Helix®evo also uses a single power-over-ethernet cable which reduces the number of auxiliary components required and is designed for fast and accurate measurement on the plant floor.

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

3D Scanning Solutions

3D Scanning Solutions in our fiscal year 2020 and 2019 represented 4% and 4% of our Net Sales, respectively.

WheelWorks®:  WheelWorks® software and sensors offer a fast, accurate, non-contact method of measuring wheel position for use in automated or manual wheel alignment machines in automotive assembly plants.  We supply sensors and software to a number of wheel alignment equipment manufacturers in Europe, Asia and North America who in turn sell alignment systems to automotive manufacturers.

Value Added Services

Value Added Services: Value Added Services sales in our fiscal year 2020 and 2019 represented 5%, and 5% of our Net Sales, respectively.  Value Added Services include training, field service, calibration, launch support services, consulting services, maintenance agreements and repairs.

Sales and Marketing

We market our in-line and near-line products directly to end-user Original Equipment Manufacturer (“OEM”) customers and through manufacturing line builders and system integrators. We market our Coord3 CMM product line through both direct sales and value added resellers.

Our principal customers for Measurement Solution products have historically been automotive manufacturing companies that we either sell to directly or through manufacturing line builders, system integrators or assembly equipment manufacturers.  These products are typically purchased for installation in connection with retooling programs undertaken by these companies.  Because sales are dependent on the timing of customers’ retooling programs, sales by customer vary significantly from year to year.  During our fiscal years 2020 and 2019, direct sales to Kuka accounted for approximately 12% and 7%, respectively, and direct sales to Volkswagen Group accounted for approximately 11% and 13%, respectively, and direct sales to General Motors Company accounted for approximately 4% and 11%, respectively, of our Net Sales.

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

Backlog

Backlog represents orders or bookings we have received but have not yet been filled, that is, our unsatisfied performance obligations.  As of June 30, 2020, we had a backlog of $36.3 million, compared to $38.4 million at June 30, 2019.  Most of our backlog is subject to cancellation or delay by the customer, often with limited or no penalties.  Historically, cancellations of orders once they have been booked have been very infrequent although several cancellations have occurred during the last two fiscal years.  The level of our backlog at any particular time is not necessarily indicative of our future operating performance.  We expect to be able to fill substantially all of the orders in our backlog by June 30, 2021.  See Note 3, of the Notes to the Consolidated Financial Statements, “Revenue from Contracts with Customers”, contained in Item 8 of this Annual Report on Form 10-K for our current expectation on the timing of the revenue recognition for our current backlog level.

Research and Development

During fiscal year 2020, our research and development efforts focused on developing new and improved hardware and software subsystems to support the range of our industry-proven solutions. Product development accomplishments during this period included the completion and release of the following:

•	Next Generation of AccuSite® hardware and software to support multiple robots in a single station and improved accuracy.
•	Expanded AccuSite® functionality for precision AutoGuide applications where robot accuracy is critical to part placement.
•	Integrated a very small sensor with a field of view of up to 1M3 for single sensor acquisition of most parts and simple integration into all robotic end of arm tooling.
•

Automated Path Generation (APG) software simplifies system setup and maintenance for AutoGauge® and AutoGauge®ACF systems by handling the robot path programming, collision avoidance, and measurement planning.

•	TouchDMISTM software supporting new alignment capability for V7 laser scanner, automated program activation, and improved tolerance functionality.

We continue to focus on value engineering our hardware and software solutions to remove costs from all phases of our product lifecycle. We believe this investment in our products provides ongoing competitive advantages in all our markets.

Patents, Trade Secrets and Confidentiality Agreements

As of June 30, 2020, we own 9 U.S. patents that have been granted to us which relate to various products and processes manufactured, used, and/or sold.  One additional U.S. patent is pending. We also own 5 foreign patents that have been granted to us in Europe, China and Japan and we have 1 patent application pending in foreign locations.  The U.S. and foreign patents expire from 2020 through 2032.  In addition, we hold perpetual licenses to more than 35 other U.S. patents including rights to practice 7 U.S. patents for non-forest product related applications that were assigned in conjunction with the sale of a previous business unit in 2002, and rights to practice 9 U.S. patents that were sold in conjunction with the sale of another prior business line in August 2012.  The expiration dates for these licensed patents range from 2020 to 2031.

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

Employees

As of June 30, 2020, we have 295 employees worldwide. In Italy, we have 50 employees covered by Italy’s National Collective Bargaining Agreement signed in November 2016 for employees in the mechanical engineering industry.  None of our other employees are covered by a collective bargaining agreement.  We believe our relations with our employees are good.

Because of COVID-19, many of our non-production employees worldwide are working remotely, while our production and installation employees are working at our facilities or customer facilities, in compliance with recommended or mandated government requirements.

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

The Merger is subject to receipt of approval from our shareholders as well as the satisfaction of other closing conditions in the Merger Agreement.

The Merger Agreement contains a number of conditions to completion of the Merger, including the adoption of the Merger Agreement by a majority of the outstanding shares of our Common Stock. In addition, the consummation of the Merger is also subject to certain other customary closing conditions as follows: (i) no provision of any applicable law or regulation and no judgment, injunction, order or decree shall prohibit the consummation of the Merger upon the terms contemplated in the Merger Agreement, (ii) any applicable waiting period under the Antitrust Laws (as defined in the Merger Agreement) relating to the Merger shall have expired or been terminated and any approval, clearance, notice or decision approving or not prohibiting the Merger or terminating further investigation of the Merger under the Antitrust Laws relating to the Merger shall have been obtained, (iii) the CFIUS Approval (as defined in the Merger Agreement) shall have been obtained, (iv) the absence of a material adverse effect on the Company and (v) other customary closing conditions, including the accuracy of the other party’s representations and warranties, and the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject in the case of this clause (v) to certain materiality qualifiers). The obligations of the parties to consummate the Merger is not subject to any financing condition or the receipt of any financing by the Parent. We can provide no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), or as to the timing of such approvals or the satisfaction (or waiver, if applicable) of such conditions. Certain of the conditions to completion of the Merger are not within either our or the Parent’s control, and neither we nor Parent can predict when or if these conditions will be satisfied (or waived, if applicable).

Failure to complete the Merger could materially adversely affect our stock price, future business operations and financial results.

If the Merger is not completed for any reason, our shareholders will not receive the Merger Consideration. Instead, we will remain an independent public company, and the shares of our Common Stock will continue to be traded on the Nasdaq. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:

•	We may experience negative reactions from the financial markets, including potentially significant negative impacts on our stock price
•

We may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, partners, customers, and others with whom we do business

•

We will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor, printing, and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger

•	We may be required to pay a cash termination fee as required under the Merger Agreement
•

The Merger Agreement places certain restrictions on the conduct of our business, which may have delayed or prevented us from undertaking business opportunities that, absent the Merger Agreement, we may have pursued

•

Matters relating to the Merger require substantial commitments of time and resources by our management, which may have resulted and could continue to result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us

•	We may be required to commit time and resources to defending against enforcement proceedings commenced against us related to the Merger

If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results, and stock price.

Shareholder litigation challenging the proposed Merger may prevent the Merger from being completed within the anticipated timeframe.

Shareholder litigation challenging the proposed Merger may be commenced against us and may delay completion of the Merger in the expected timeframe or altogether. If the plaintiffs in any such litigation are successful in obtaining an injunction prohibiting the parties from consummating the Merger on the terms contemplated by the Merger Agreement, the injunction may prevent the completion of the Merger in the expected timeframe or altogether. In addition, litigation challenging the Merger may result in significant defense costs and serve as a distraction to management and directors.

We are subject to certain restrictions in the Merger Agreement that may hinder operations pending the consummation of the Merger.

Whether or not it is completed, the pending Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The Merger Agreement generally requires us to operate our business in the ordinary course of business consistent with past practice pending completion of the Merger, and it also restricts us from taking certain actions with respect to our business and financial affairs, subject to certain exceptions. These restrictions could be in place for an extended period of time, including if the consummation of the Merger is delayed more than expected, which may delay or prevent us from undertaking business opportunities that, absent the Merger Agreement, we might have pursued, or from effectively responding to competitive pressures or industry developments. For these and other reasons, the pendency of the Merger could adversely affect our business and financial results.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use cash that would have otherwise been available for other uses.

If the Merger is not completed, under specified circumstances, we will be required to pay Parent a termination fee. The termination fee payable by us to Parent of $2,100,000 is payable if the Merger Agreement is validly terminated in connection with certain specified circumstances, including if (i) the Company enters into an Alternative Acquisition Agreement (as defined in the Merger Agreement) with respect to a Superior Proposal (as defined in the Merger Agreement), (ii) the Board makes an Adverse Recommendation Change (as defined in the Merger Agreement), the Company or any of its subsidiaries enters into an Alternative Acquisition Agreement, the Company fails to recommend in the proxy statement that the shareholders of the Company approve the Merger Agreement, the Company breaches certain negative and affirmative covenants in the Merger Agreement relating to solicitation or other offers or the Company breaches certain covenants regarding the preparation and filing of proxy materials and the holding of a shareholders meeting to approve and adopt the Merger Agreement, and (iii) subject to certain conditions, (A) an Acquisition Proposal (as defined in the Merger Agreement) shall have been made publicly or announced to the Company or otherwise made to the Board which Acquisition Proposal has not been withdrawn prior to termination of the Merger Agreement, (B) the Merger Agreement is terminated in accordance with certain provisions of the Merger Agreement and (C) within nine (9) months following the date of such termination of the Merger Agreement, the Company shall have entered into any Alternative Acquisition Agreement (which Alternative Acquisition Agreement shall later be consummated whether or not within such nine-month period) or consummated a transaction related to any Acquisition Proposal (whether or not such Acquisition Proposal is the same as the original Acquisition Proposal made, communicated or publicly disclosed). If the Merger Agreement is terminated, any termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially adversely affect our business operations and financial results, which in turn would materially and adversely affect the price of our Common Stock.

The COVID-19 pandemic has disrupted and may continue to disrupt our business, which could have a material adverse impact on our results of operations and financial condition.

The ongoing COVID-19 pandemic has resulted in a global health crisis with widespread economic implications.  In North America, Europe, Asia and Brazil (our primary markets), federal, state and local governments have recommended or mandated actions to slow the transmission of COVID-19.  These actions include the implementation of shelter-in-place orders, quarantines, significant restrictions on travel, and restrictions that prohibit non-essential employees from occupying their place of work. There remains considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus. The COVID-19 pandemic has created significant volatility in the global economy and financial markets, resulting in a significant reduction in both economic activity and employment levels. The COVID-19 pandemic has disrupted, and may continue to disrupt, the global automotive industry, resulting in significantly lower sales and production volumes. The spread of COVID-19 has disrupted the manufacturing, delivery and overall supply chain of automobile manufacturers and suppliers. We, along with many of our customers and suppliers, temporarily closed or limited operations at production facilities, the impact of which is likely to negatively affect our results of operations and financial condition.  Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity, our ability to effectively meet our short- and long-term financial obligations, and our accounting estimates. Any further delays in resumption of production and other consumer activity affecting our customers and any future wave of COVID-19 or other similar outbreaks could further adversely affect our business. Our order volumes may be volatile, creating the need for us to manage our suppliers, while continuing to ensure a continued supply of component parts for our products.  We have implemented new measures that modify our current production environment to ensure continued health and safety of our workers, consistent with guidance provided by the U.S. Centers for Disease Control and Prevention and other governmental bodies.  If we are unsuccessful adapting and managing our production to respond to these requirements or recommend actions, our results of operations could be materially impacted.  The ultimate impact that COVID-19 will have on our business, results of operations, cash flows, liquidity and financial condition will depend on a number of evolving factors that we may not be able to accurately predict, including the duration and scope of the COVID-19 pandemic, actions taken by governments and our customers and suppliers in response to the COVID-19 pandemic, and the impact of the COVID-19 pandemic on economic activity. The impacts of the COVID-19 pandemic and the other factors described above make it more difficult for us to forecast customer requirements and provide guidance on our future results.  Accordingly, any guidance we provide is likely to be less reliable than usual, and actual results are more likely to differ from any such guidance. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.

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

We may become subject to claims or lawsuits by employees, customers, suppliers or other parties regarding actions we take in our operations in response to the COVID-19 pandemic.

As a borrower under the Paycheck Protection Program our eligibility for and forgiveness of that loan is likely to be reviewed by the SBA.

On April 16, 2020, we entered into an unsecured loan with a bank in an aggregate principal amount of approximately $2.5 million pursuant to the Paycheck Protection Program, (the “PPP”), under Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). In connection with this loan, we were required to certify that “current economic uncertainty makes this loan request necessary to support the ongoing operations of the Applicant.” On April 23, 2020, the Small Business Administration (“SBA”) issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP.   The SBA guidance further indicates that borrowers “must make this certification in good faith, taking into account their current business activity and their ability to access other sources of liquidity sufficient to support their ongoing operations in a manner that is not significantly detrimental to the business.”  Subsequently, on April 29, 2020 the SBA issued guidance that it will review all PPP loans of more than $2 million, following the lender’s submission of the borrower’s loan forgiveness application.  Under PPP, a portion of the PPP Loan is eligible for forgiveness if we were eligible for the PPP Loan, use the loan proceeds for eligible expenses and otherwise satisfy PPP requirements.  While we believe we are eligible for the PPP Loan, in the event it was determined that we were not eligible for the PPP Loan, it is possible we would be required to repay the PPP Loan on an accelerated basis, rather than over two years provided under the PPP Loan promissory note, and at a higher interest rate than 1.000% per annum.  If we were to be audited and receive an adverse finding in such audit, some or all of the PPP Loan might not be forgiven and we could be required to return or repay some or all of the PPP Loan, together with interest on the loan, which could reduce our liquidity, and potentially subject us to fines and penalties.

A significant percentage of our revenue is derived from a small number of customers, so that the loss or material change in strategy of any one of these customers could result in a significant reduction in our revenues and profits.

A majority of our revenue in fiscal 2020 was derived from the sale of systems and solutions to a small number of customers that consist primarily of automotive manufacturers and suppliers in North America, Western Europe and Asia.

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

Due to our significant revenue from the automotive industry, our ability to sell our systems and solutions to automotive manufacturers and suppliers is affected by periodic downturns in the global automotive industry, such as what occurred in 2009-2010 and what is occurring now because of the COVID-19 Pandemic.

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

A significant amount of our assets represent intangible assets, and our net income would be reduced if our intangible assets become further impaired.

Intangible assets relate primarily to software developed by us and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable.  If we determine that any intangible assets or goodwill is impaired, we would be required to take a related charge to earnings that could have a material adverse effect on our results of operations.

We have recorded impairment charges in the past primarily relating to goodwill and net intangibles assets balances of our CMM reporting unit.  As of June 30, 2020, after giving effect to these impairment charges, we had $1.1 million of net intangible assets.  Any future impairment of these assets could require, material non-cash charges to our results of operations, which could have a material adverse effect on our stock price and on our financial condition and results of operations.

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

Our revenue levels are impacted by global economic conditions, as we have a significant business in many countries throughout the world.  In fiscal 2020, only 32% of our sales were generated in North America and as a result, a significant decline in global economic conditions, such as we are experiencing with the COVID-19 Pandemic, could have a material adverse impact on our results of operations.

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

We rely on subcontractors for certain components of our products, including outside subcontracting assembly houses to produce the circuit boards that we use in our products.  As a result, we have limited control over the quality and the delivery schedules of components or products purchased from third parties.  In addition, we purchase a number of component parts from single source suppliers.  If our supplies of component parts or products meeting our requirements are significantly delayed or interrupted, including due to impacts from the COVID-19 Pandemic, or our subcontractors choose to terminate their supply contracts, we may not be able to deliver products to our customers in a timely fashion.  This could result in a reduction in revenues and profits for these periods.  The termination of or material change in the purchase terms of any single source supplier could have a similar impact on us.  It is also possible, if our delay in delivering products to our customer is too long, the customer could cancel their order or potentially charge us with penalties, resulting in a permanent loss of revenue and/or profit from that sale.  Although we have not experienced significant supply shortages from single source suppliers in recent years, from time to time, we have experienced significant delays in the receipt of certain components.  Finally, although we believe that alternative suppliers are available for the components in our products, difficulties or delays may arise if we shift manufacturing capacity to new suppliers.

The occurrence of business system disruptions or information security breaches could adversely affect our business.

Many companies have experienced material information security breaches caused by illegal hacking, computer viruses or acts of vandalism or terrorism.  While we have implemented security measures to protect against such breaches, it is possible that our security measures may not detect or prevent such breaches.  Any such compromise to our information security could result in an interruption in our operations, the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data, the violation of privacy or other laws, monetary losses and the exposure to litigation, any of which could harm our business and operating results.  A disruption to our management information systems could cause significant disruption to our business, including our ability to receive and ship orders, receive and process payments and timely report our financial results.  Any disruption occurring with these systems may have a material adverse effect on our results of operations.

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

The trading price of our stock has been volatile.

The following factors may affect the market price of our Common Stock, which can vary widely over time:

•	variances in our operating results
•	announcements by our largest customers that have a significant impact on their operations
•	announcements of new products by us
•	announcements of new products by our competitors
•	market conditions in the electronic and sensing industry and/or automotive industry
•	market conditions and stock prices in general
•	the volume of our Common Stock traded
•	disruptive trading activity or practices impacting the stock markets generally or our Common Stock in particular

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

If management is not able to provide a positive report on our disclosure controls and internal controls over financial reporting, shareholders and others may lose confidence in our financial statements, which could cause our stock price to drop.

We are required by SEC rules to include a report of management on our disclosure controls in our quarterly reports on Form 10-Q and in our annual reports on Form 10-K and internal controls over financial reporting in our annual reports on Form 10-K.

During the course of the external audit of our fiscal 2019 financial statements, a material weakness was identified regarding the inadequate design and operation of internal controls related to income tax accounting. We enhanced our internal controls during fiscal 2020 to remediate this control deficiency as of June 30, 2020. In the event we identify other material weaknesses in our disclosure controls and internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements. This could cause our stock price to drop.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

Our principal domestic facility consists of a 70,000 square foot building located in Plymouth, Michigan, owned by us and pledged to Chemical Bank to secure our Credit Agreement.  In addition, we own a 3,100 square meter facility in Bruzolo, Italy.  We lease a 1,754 square meter facility in Munich, Germany and we lease office space in Sao Paulo, Brazil; Tokyo, Japan; Prague, Czech Republic; Shanghai, China; and Chennai, New Delhi and Coimbatore, India.  We believe our current and expected facilities will be sufficient to accommodate our requirements through fiscal 2021.

ITEM 3:	LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings and claims arising in the ordinary course of our business, including but not limited to legal proceedings and claims brought by employees or former employees relating to working conditions or other issues. We are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Perceptron’s Common Stock is traded on The Nasdaq Global Market under the symbol “PRCP”.

The approximate number of shareholders of record on September 16, 2020, was 100.

The information pertaining to the securities we have authorized for issuance under equity plans is hereby incorporated by reference to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information”.  For more information about our equity compensation plans, see Note 20, of the Notes to the Consolidated Financial Statements, “Stock-Based Compensation”, contained in Item 8 of this Annual Report on Form 10-K.

ITEM 6:	SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Certain statements in this report, including statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including our expectation as to our fiscal year 2021 and future results, operating data, new order bookings, revenue, expenses, net income and backlog levels, trends affecting our future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2021 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Whenever possible, we have identified these forward-looking statements by words such as “target,” “will,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “prospects,” “outlook,” “guidance” or similar expressions.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our periodic reports filed with the Securities and Exchange Commission, including those listed in “Item 1A: Risk Factors” of this report.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

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

We continue to focus our attention on innovative solutions for our core automotive business. Our unique AutoFit® and AccuSite® solutions, for instance, provide us with confidence for increased automotive market penetration in each of our key geographies, as well as additional product offerings in the future.  The four key elements of our strategic plan are:

1.	Continuous investment in our engineering capabilities to further expand our technical advantages;
2.	Broadening our product offering to automotive customers and in the future industries beyond automotive;
3.	Achieving greater cost efficiencies as we continue lean practices throughout the organization; and
4.	Management of working capital such that we can maximize free cash flow and reinvest in the growth of the business and advance our technology.

In the third quarter of fiscal 2020, the Company determined there was a triggering event caused by the economic impacts of the COVID-19 pandemic and related restrictions.  As a result, the Company recorded a non-cash goodwill charge of $1.7 million, and a non-cash trade name charge of $0.5 million.

We continue to set our long-term aspirations for sustained revenue and earnings growth. As such, our focus remains on product development and improvement efforts for our core automotive market and adjacent markets, as well as with our existing customers, potential new automotive customers and their suppliers.  Our strategic investments to update and expand our suite of metrology solutions over the past several years have further positioned us to meet customers’ demand with top-of-the-line solutions. Our confidence in the long-term growth potential of Perceptron remains strong as we continue to make progress in key areas around the world.

COVID-19 Pandemic

The COVID-19 pandemic poses significant risks to our business. See Note 23 of the Notes to the Consolidated Financial Statements, “COVID-19 Pandemic” contained in this Annual Report on Form 10-K for a discussion of the impact of COVID-19 on our business. The ongoing global public health actions attempting to reduce the spread of COVID-19 are creating and may continue to create significant disruptions to our operations, our customer and supplier relationships, and general global economic conditions. Accordingly, we are closely monitoring and adjusting for the impact of COVID-19 on our global operations, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as we manage the Company through the uncertainty related to the COVID-19 pandemic. Over the last six months, first in China and then in Europe and the United States, the Company either closed or limited operations at its facilities due to local government mandates requiring citizens to shelter-in-place, as have its customers and suppliers.  During that period, our employees have continued to operate remotely and, in some cases, on site with customers where allowable.  The Company has gradually reopened previously closed facilities as permitted by law and as required to meet customer requirements.  We have incurred some additional costs as we resume operations in order to comply with government requirements and guidelines. We expect to be able to fund these costs as described under “Liquidity and Capital Resources – Impact of COVID-19 Pandemic” below. We believe that the Company currently has sufficient raw material and finished goods inventory to support customer demand and, to date, have experienced minimal disruption to our supply chain. We have implemented cost reduction efforts to help mitigate the impact on our business including reducing discretionary spending and various other measures. Some of our orders from customers have been delayed as a result of the COVID-19 pandemic and we may continue to experience such delays. Delays in these orders could affect our ability to fund our business solely through near-term revenue, our cash, cash equivalents, short-term investments and our existing lines of credit. To help provide us with additional liquidity in the U.S. during this period and in light of economic uncertainties posed by the COVID-19 pandemic, we applied for and received a loan under the U.S. government Paycheck Protection Program. See “Liquidity and Capital Resources – Impact of COVID-19 Pandemic” for a description of this loan.  See “Item 1A: Risk Factors” titled “The COVID-19 pandemic has disrupted and may continue to disrupt our business, which could have a material adverse impact on our results of operations and financial condition.”

Subsequent Event

On September 27, 2020, we entered into the Merger Agreement with Parent and Merger Subsidiary, providing for the Merger and, with Perceptron surviving the Merger as a wholly owned subsidiary of Parent. At the effective time of the Merger, each issued and outstanding share of our common stock immediately prior to the Effective Time shall be converted into the right to the Merger Consideration. The Merger is subject to customary closing conditions, including shareholder and regulatory approvals. For additional information regarding the Merger, see our other filings made with the SEC, which are available at the SEC’s public reference facilities or on the SEC’s website at www.sec.gov, including our Current Report on Form 8-K filed with the SEC on September 28, 2020, Note 24, of the Notes to the Consolidated Financial Statements, “Subsequent Event”, contained in Item 8 of this Annual Report on Form 10-K and “Item 1A: Risk Factors” contained in this Annual Report on Form 10-K.

Results of Operations

Fiscal Year Ended June 30, 2020, Compared to Fiscal Year Ended June 30, 2019

Overview –We reported a net loss of $4.0 million, or ($0.41) per diluted share, for the fiscal year ended June 30, 2020 compared with a net loss of $6.8 million, or $(0.71) per diluted share, for the fiscal year ended June 30, 2019.

Bookings – Bookings represent new orders received from our customers.  We expect the level of new orders to fluctuate from period to period and do not believe new order bookings during any particular period are indicative of our future operating performance.

Bookings by geographic location were (in millions):

	Fiscal Years Ended June 30,
	2020		2019		Increase/(Decrease)
Geographic Region
Americas	$14.9	24.8%	$19.0	26.6%	$(4.1)	(21.6%)
Europe	28.9	48.0%	34.8	48.6%	(5.9)	(17.0%)
Asia	16.4	27.2%	17.7	24.8%	(1.3)	(7.3%)
Totals	$60.2	100.0%	$71.5	100.0%	$(11.3)	(15.8%)

The decrease in bookings for fiscal 2020 as compared to fiscal 2019 of $11.3 million, including an unfavorable currency impact of $1.4 million, is primarily due to declines in orders from customers as a result of a slowing of the global automotive industry, most recently resulting from the COVID-19 pandemic.  This contributed to a decrease of $5.7 million in our In-Line and Near-Line Measurement Solutions, a decrease of $2.6 million in our Off-Line Measurement Solutions, a decrease of $2.0 million in our 3D Scanning Solutions, and a decrease of $1.0 million in our Value Added Services.  On a geographic basis, the $5.9 million decrease in our Europe region is primarily due to a decrease of $2.6 million in our In-Line and Near-Line Measurement Solutions, a decrease of $1.5 million in our 3D Scanning Solutions, a decrease of $1.4 million in our Off-Line Measurement Solutions, and a decrease of $0.4 million in our Value Added Services.  The $4.1 million decrease in our America region is primarily due to a decrease of $3.4 million in our In-Line and Near-Line Measurement Solutions, a decrease of $0.6 million in our Value Added Services, and a decrease of $0.1 million in our 3D Scanning Solutions.  The $1.3 million decrease in our Asia region is due to a decrease of $1.2 million in our Off-Line Measurement Solutions and a decrease of $0.4 million in our 3D Scanning Solutions, partially offset by an increase of $0.3 million in our In-Line and Near-Line Measurement Solutions.  The decreased bookings across the geographic regions is primarily due to a slowing of the global automotive industry, most recently resulting from the COVID-19 pandemic.

We expect the negative impacts of the COVID-19 pandemic on bookings to continue at least through the end of fiscal 2021 and potentially thereafter.

Backlog – Backlog represents orders or bookings we have received but have not yet been filled as of the reporting date.  We believe that the level of backlog during any particular period is not necessarily indicative of our future operating performance.  Although most of the backlog is subject to cancellation by our customers, we expect to fill substantially all of the orders in our backlog.

Backlog by geographic location was (in millions):

	As of June 30,
	2020		2019		Increase/(Decrease)
Geographic Region
Americas	$6.3	17.3%	$11.6	30.2%	$(5.3)	(45.7%)
Europe	18.0	49.6%	18.2	47.4%	(0.2)	(1.1%)
Asia	12.0	33.1%	8.6	22.4%	3.4	39.5%
Totals	$36.3	100.0%	$38.4	100.0%	$(2.1)	(5.5%)

The current year ending backlog decreased by $2.1 million or 5.5% compared to the ending backlog at June 30, 2019.  The decrease in our backlog was primarily due to a decrease of $0.8 million in our 3D Scanning Solutions, a decrease of $0.6 million in our Off-Line Measurement Solutions, a decrease of $0.5 million in our Value Added Services, and a decrease of $0.2 million in our In-Line and Near-Line Measurement Solutions.  On a geographic basis, the $5.3 million decrease in our America region is primarily due to a decrease of $5.2 million in our In-Line and Near-Line Measurement Solutions, and a decrease of $0.1 million in our Value Added Services.  The $0.2 million decrease in our Europe region is primarily due to a decrease of $0.6 million in our Off-Line Measurement Solutions, a decrease of $0.5 million in our 3D Scanning Solutions, a decrease of $0.4 million in our Value Added Services, partially offset by an increase of $1.3 million in our In-Line and Near-Line Measurement Solutions.  The $3.4 million increase in our Asia region is primarily due to an increase of $3.7 million in our In-Line and Near-Line Measurement Solutions, partially offset by a decrease of $0.3 million in our 3D Scanning Solutions. The decline in Americas is the result of a slowdown in the automotive industry in the US, most recently resulting from the COVID-19 pandemic.  This is in contrast to China, the largest growing market of the world, where sales activity has shown a stronger recovery.

A summary of our operating results is shown below (in millions):

	Fiscal Years Ended June 30,
	2020	% of Sales	2019	% of Sales

Americas Sales	20.2	32.4%	25.1	32.7%
Europe Sales	29.1	46.7%	34.6	45.0%
Asia Sales	13.0	20.9%	17.1	22.3%
Net Sales	$62.3	100.0%	$76.8	100.0%
Cost of Sales	39.0	62.5%	49.6	64.6%
Gross Profit	23.3	37.5%	27.2	35.4%
Operating Expenses
Selling, general and administrative	17.2	27.7%	19.0	24.7%
Engineering, research and development	6.1	9.7%	8.0	10.4%
Severance, impairment and other charges	3.3	5.3%	6.9	9.0%
Operating Loss	(3.3)	(5.3%)	(6.7)	(8.7%)
Other Income and (Expenses), net
Interest expense, net	(0.1)	(0.3%)	(0.3)	(0.5%)
Foreign currency loss, net	(0.6)	(0.9%)	(0.1)	(0.1%)
Other income and (expense), net	0.4	0.7%	0.1	0.1%
Loss Before Income Taxes	(3.6)	(5.8%)	(7.0)	(9.1%)
Income Tax (Expense) Benefit	(0.4)	(0.8%)	0.2	0.2%
Net Loss	$(4.0)	(6.6%)	$(6.8)	(8.9%)

Sales – Net sales of $62.3 million for our fiscal year 2020 decreased $14.5 million, or (18.9%), including an unfavorable currency impact of $1.3 million. The decrease is primarily due to reduced bookings and delays in delivery dates for orders from our customers, as a result of a slowing of the global automotive industry, most recently resulting from the COVID-19 pandemic.  This contributed to a decrease of $8.8 million in our In-Line and Near-Line Measurement Solutions, a decrease of $4.0 million in our Off-Line Measurement Solutions, a decrease of $0.9 million in our 3D Scanning Solutions, and a decrease of $0.8 million in Value Added Services.  On a geographic basis, the

$5.5 million decrease in our Europe region is primarily due to a decrease of $3.0 million in our In-Line and Near-Line Measurement Solutions, a decrease of $1.4 million in our Off-Line Measurement Solutions, a decrease of $0.8 million in our 3D Scanning Solutions, and a decrease of $0.3 million in our Value Added Services.  The $4.9 million decrease in our Americas region is primarily due to a decrease of $4.4 million in our In-Line and Near-Line Measurement Solutions, and a decrease of $0.5 million in our Value Added Services. The $4.1 million decrease in our Asia region is primarily due to a decrease of $2.6 million in our Off-Line Measurement Solutions, a decrease of $1.4 million in our In-Line and Near-Line Measurement Solutions, and a decrease of $0.1 million in our 3D Scanning Solutions.

Gross Profit – Gross profit percentage was 37.4% of sales in the fiscal year ended June 30, 2020, compared to 35.4% of sales in the fiscal year ended June 30, 2019.  The higher gross margin percentage in fiscal 2020 was primarily due to the level and mix of revenue and timing of certain expenses in our cost of goods sold in fiscal 2020 versus 2019.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $17.2 million for our fiscal year 2020, as compared to $19.0 million for our fiscal year 2019.  The decrease is primarily due to decreased spending in legal and consulting fees of $1.4 million, lower financing expenses of $0.2 million, and lower advertising fees of $0.2 million.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $6.1 million in our fiscal year 2020, compared to $8.0 million in our fiscal year 2019, the decrease is primarily due to lower employee-related costs as a result of the cost reductions actions taken in the third quarter of fiscal 2020 and fourth quarter of fiscal 2019.

Severance, Impairment and Other Charges – Severance, impairment and other charges for fiscal 2020 were approximately $3.3 million compared to $6.9 in 2019. In fiscal 2020 the charges were primarily due to impairment charges in the amount of $1.7 million and $0.5 million against our goodwill and definite-lived intangible assets, respectively, as well as severance expenses in the amount of $1.1 million in the third quarter of fiscal 2020.  See Note 13 of the Notes to the Consolidated Financial Statements, “Severance, Impairment and Other Charges” contained in this Annual Report on Form 10-K for further discussion.

During the third quarter of fiscal 2020, we completed an interim goodwill impairment test (see Note 1, of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Goodwill” and Note 6 – “Goodwill” for further discussion) and as a result, recorded an impairment charge in the amount of $1.7 million.  Furthermore, there were indications of impairment of some of our intangible assets (see Note 1, of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Intangible Assets” and Note 7, of the Notes to the Consolidated Financial Statements, “Intangible Assets” for further discussion) and as a result, recorded an impairment charge of $0.5 million.

In fiscal 2019, the charges primarily related to impairment charges for goodwill and intangibles assets in the amount of $6.0 million and $1.4 million, respectively, and severance expenses in the amount of $10.1 million, partially offset by a $0.6 million reduction in an accrual related to a trade secrets case brought by us that we settled in January 2019.

Interest Expense, net – Net interest expense was $0.1 million in fiscal 2020, compared with net interest expense of $0.3 million in fiscal 2019.  The decrease was primarily due to interest recorded related to a one-time withholding tax required to be recognized in one of our Asia locations in 2019, and the continued pay-down of interest bearing liabilities incurred in the acquisition of Coord3.

Foreign Currency Loss, net – Foreign currency loss was a net loss of $0.6 million in fiscal 2020 compared with a net loss of $0.1 million in fiscal 2019.  The net loss in fiscal 2020 was primarily related to changes in the value of the Brazilian Real in relation to the US dollar.

Other Income and (Expense), net – Net other income was $0.4 million in fiscal 2020 compared with a net other income of $0.1 million in fiscal 2019.

Income Tax Expense – Our effective tax rate for fiscal year ended June 30, 2020 was (9.2)% compared to 3.0% in fiscal year 2019.  We have previously established full valuation allowances against our U.S. Federal, Germany, Japan, India, Netherlands, and Brazil net deferred tax assets. The effective tax rate in fiscal 2020 is impacted by not recognizing tax benefits on pre-tax losses in these jurisdictions, withholding taxes paid in the U.S. due to certain intercompany payments, and an increase in reserves for uncertain tax positions. See Note 21, of the Notes to the Consolidated Financial Statements, “Income Taxes”, contained in Item 8 of this Annual Report on Form 10-K for further discussion.

Liquidity and Capital Resources

Our primary liquidity needs are to fund product development and capital expenditures as well as support working capital requirements.  In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and borrowings, including under available credit facilities.

Cash on Hand. Our cash and cash equivalents were $10.6 million at June 30, 2020 compared to $4.6 million at June 30, 2019.  Of these cash and cash equivalents, $6.8 million or approximately 64% was held in foreign bank accounts at June 30, 2020.

Cash Flow. The $6.1 million increase in cash, cash equivalents and restricted cash from June 30, 2019 to June 30, 2020 was primarily related to $4.8 million provided by financing activities, $0.5 million provided by operating activities, $0.5 million provided by investing activities and $0.4 million favorable impact from changes in exchange rates.

Cash provided by investing activities in fiscal year 2020 is due to the sale of short-term investments of $2.6 million and net purchases of short-term investments of $1.5 million and capital expenditures of $0.7 million

Cash provided by operations totaled $0.5 million as our net loss of $4.0 million was principally caused by the $2.2 million pre-tax non-cash asset impairment, $1.8 million of non-cash depreciation and amortization and $0.7 million of non-cash stock compensation expense, other non-cash items of $0.4 million, offset by net working capital usage of $0.6 million.

The cash used for working capital items included cash utilized for other assets and liabilities of $1.4 million, net payments of accrued liabilities and expenses of $0.2 million, a change in deferred revenue of $0.3 million, a decrease in accounts payable of $0.6 million and, partially offset by cash provided by net inventory reductions of $0.2 million, and cash provided by accounts receivable of $1.6 million.

•	The change in other assets and liabilities is primarily related to the timing of accruals for leases, taxes and payroll.
•

The change in accrued liabilities relates to a decrease in legal, consulting and other liabilities.  In addition, the VAT payable in China decreased mostly due to a reduction in revenue caused by COVID-19.

•	The change in deferred revenue, is primarily due to decrease in sales related to COVID-19.
•	The change in accounts payable is due to the timing of payments made to our suppliers, as well as a decrease in inventory purchases.
•	The change in inventory is primarily due to revenue reduction related to COVID-19.

Cash provided by financing activities in fiscal year 2020 was primarily due to cash received from our lines of credit of $5.5 million and our PPP loan of $2.5 million partially offset by payments of $3.3 million on the lines of credit.

Cash used for investing activities in fiscal 2019 is due to capital expenditures of $1.5 million and net purchases of short-term investments of $0.5 million.

Cash provided by operations in fiscal 2019 totaled $0.9 million as our net loss of $6.8 million was principally caused by the $7.4 million pre-tax non-cash asset impairment, $2.0 million of non-cash depreciation and amortization and $0.7 million of non-cash stock compensation expense, offset by our net working capital usage of $2.2 million and $0.3 million of other non-cash items.

The cash used for working capital items in fiscal 2019 included cash utilized for other assets and liabilities of $1.7 million, net payments of accrued liabilities and expenses of $1.3 million, a change in deferred revenue of $0.7 million, a decrease in accounts payable of $0.1 million and, partially offset by cash provided by net inventory reductions of $1.5 million, and cash provided by accounts receivable of $0.1 million.

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

Cash used for financing activities in fiscal 2019 was primarily due to cash received from our stock compensation plans of $0.3 million, partially offset by payments of $0.2 million on the note payable related to the manufacturing facility in Italy.

Working Capital Reserves. We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders as well as the age and usage of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During fiscal year 2020, we increased our reserve for obsolescence by $0.2 million.  See Note 5, of the Notes to the Consolidated Financial Statements, “Inventory”, contained in Item 8 of this Annual Report on Form 10-K.

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay their outstanding balance due to us, and the condition of the general economy and the industry as a whole.  We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  During fiscal year 2020, there was no material change to our allowance for doubtful accounts.  See Note 4, of the Notes to the Consolidated Financial Statements, “Allowance for Doubtful Accounts”, contained in Item 8 of this Annual Report on Form 10-K.

Investments. At June 30, 2020, we had short-term investments totaling $0.4 million and a long-term investment recorded at $0.7 million compared to short-term investments totaling $1.4 million and a long-term investment recorded at $0.7 million at June 30, 2019.  See Note 8, of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments”, contained in Item 8 of this Annual Report on Form 10-K for further information on our investments and their current valuation.  The market for our long-term investment is currently illiquid.  We have $0.4 million of our short-term investments serving as collateral for bank guarantees for certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.

Credit Facilities. We had $2.2 million borrowings outstanding under our lines of credit and short-term notes payable at June 30, 2020 compared to zero borrowings outstanding at June 30, 2019.

On December 4, 2017, we entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either Perceptron or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by our U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers and, subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million. At June 30, 2020, our available borrowing under this facility was approximately $4.0 million. Security for the Loan Agreement is substantially all of our assets in the U.S.  Interest is calculated at 2.65% above the 30 day LIBOR rate. We are not allowed to pay cash dividends under the Loan Agreement. We had $2.2 million and zero borrowings outstanding under our Loan Agreement at June 30, 2020 and 2019, respectively.

Our Brazilian subsidiary (“Brazil”) has several borrowing facilities with total available borrowings of B$354,000 (equivalent to approximately $65,000 USD).  At June 30, 2020, the outstanding balances totaled B$250,000 (equivalent to approximately $46,000 USD and are included in Lines of credit and current portion of long-term debt on the Consolidated Balance Sheet).  The monthly interest rate on the outstanding balances range from 0.37% to 13.94%.  Brazil had no borrowings under these facilities at June 30, 2019.

See “Liquidity and Capital Resources – Impact of COVID-19 Pandemic” for a description of the Company’s loan under the Paycheck Protection Program.

Commitments and Contingencies. In May 2017, a judge in a trade secrets case brought by Perceptron granted the defendants’ motions for summary disposition and in January 2018 granted their motion for recovery of their attorney fees in the amount of $0.7 million, plus interest.  In the second quarter of fiscal 2018, we recorded a charge in the amount of $0.7 million relating to this matter. We appealed this court’s decision to grant summary disposition and the award of attorney fees. In January 2019, we settled with the defendants and ended our appeal in return for a net payment due to them in the amount of $0.1 million. As a result, in the second quarter of fiscal 2019, we adjusted our accrual and paid the settlement amount in the third quarter of fiscal 2019. See Note 13, of the Notes to the Consolidated Financial Statements, “Severance, Impairment and Other Charges”, contained in Item 8 of his Annual Report on Form 10-K.

In the third quarter of fiscal 2018, the Canadian Revenue Agency (“CRA”) completed a Goods and Services Tax/Harmonized Sales Tax Returns (GST/HST) audit. Based on this audit, the CRA preliminarily proposed to assess us approximately CAD $1.2 million (equivalent to approximately $0.9 million) in taxes plus interest and penalties related to sales from 2013 through 2018. CRA has indicated that we are entitled to invoice our customers to recover this amount and our customers are required to remit payment.  Our response to the CRA preliminary assessment was delivered in April 2018. In June 2018, we received the final assessment, which confirmed the preliminary assessment.  In August 2018, we filed a formal appeal request and posted a surety bond as security for this claim.  We did not record an accrual related to this audit finding because we are disputing several of the CRA’s conclusions and a loss is not considered probable.  We ultimately expect to receive the funds from our customers (excluding any interest or penalties) if we are ultimately required to pay the CRA, although there may be a timing difference between when we must pay the CRA and when we collect the funds from our customers.

In the fourth quarter of fiscal 2019, we identified a potential concern regarding the residency status of certain U.S. employees as it relates to payroll taxes and withholdings in their country of residency.  We estimated the range to correct this issue, including interest and penalties to range from $0.2 million to $0.3 million.  We are not able to reasonably estimate the amount within this range that we would be required to pay for this matter.  As a result, we recorded a reserve representing the minimum amount we estimated would be paid.  As of June 30, 2020, the reserve balance is $0.3 million.

See Item 3, “Legal Proceedings” and Note 17, of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies”, contained in Item 8 of this Annual Report on Form 10-K, for a discussion of certain other contingencies relating to our liquidity, financial position and results of operations.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies”.

Capital Spending.  We spent $0.5 million on capital equipment and $0.2 million on intangible projects in our fiscal year 2020 compared to $1.1 million on capital equipment and $0.4 million on intangible projects in our fiscal 2019. We continue to closely analyze all potential capital projects and review the project’s expected return on investment.

Capital Resources.  Information in this “Outlook” section should be read in conjunction with the “Safe Harbor Statement,” cautionary statements and discussion of risk factors included in “Item 1A: Risk Factors” of this report.

At June 30, 2020, we had $11.0 million in cash, cash equivalents and short-term investments of which $7.2 million, or approximately 65%, was held in foreign bank accounts.  We have not been repatriating our foreign earnings. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted by the U.S. The Act implements comprehensive tax legislation which, among other changes, imposed a tax on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated (the “Transition Tax”).

Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate and the remaining earnings are taxed at an 8% rate.  We completed our evaluation and related calculations related to the Transition Tax during the second quarter of fiscal 2019, which confirmed our previous conclusion that our foreign tax credits would completely offset any tax calculated. As a result, we have not made any cash payments related to the Transition Tax.  As a result of the Act and the payment of any Transition Tax due, we may be in a position to repatriate our past and future foreign earnings to the U.S. in a more cost-effective manner than under prior law, which could positively impact our liquidity in the U.S. Any such repatriation may be subject to taxation under foreign laws or the laws of the State of Michigan.  We have determined not to repatriate such earnings at this time because of the associated costs to do so and the financial requirements of our subsidiaries outside the United States.  See Note 21, of the Notes to the Consolidated Financial Statements, “Income Taxes,” contained in Item 8 of this Annual Report on Form 10-K for further discussion.

Impact of COVID-19 Pandemic. We are continuously reviewing our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 pandemic. To provide additional liquidity during this period and in light of economic uncertainties posed by the COVID-19 pandemic, the Company entered into a loan with TCF National Bank on April 16, 2020 (the “PPP Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  The PPP Loan was in an aggregate principal amount of $2.5 million. The PPP Loan is evidenced by a promissory note (the “Note”) dated April 16, 2020. The PPP Loan matures two years from the disbursement date and bears interest at a rate of 1.000% per annum. Principal and interest are payable monthly commencing with a date determined by the lender following the remittance of the amount of the PPP Loan to be forgiven by the SBA to the lender or potentially earlier, as determined under applicable Small Business Administration rules, if the Company’s PPP Loan is reviewed.  The PPP Loan may be prepaid by us at any time prior to maturity with no prepayment penalties.  We can apply for forgiveness for all or a portion of the PPP Loan. The loans issued under PPP are subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses incurred or paid during a 24 week period (the “Covered Period”) following the disbursement date (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. We expect to be able to use a significant portion of the PPP Loan proceeds for Qualifying Expenses and to have a significant portion of the PPP Loan eligible for forgiveness.

Any portion of the PPP Loan that is not used for Qualifying Expenses or is not otherwise forgiven is expected to be repaid on the terms set forth above. We cannot be certain as to the amount of the PPP Loan that will be forgiven, if any.

In connection with the PPP Loan, as required by the CARES Act, we certified that “current economic uncertainty makes this loan request necessary to support the ongoing operations of the Applicant” and were otherwise eligible for the PPP Loan. While we believe we are eligible for the PPP Loan, in the event it was determined that we were not eligible for the PPP Loan, it is possible we would be required to repay the PPP Loan on an accelerated basis, rather than over two years provided under the PPP Loan promissory note, and at a higher interest rate than 1.000% per annum. See “Item 1A. Risk Factors” titled “As a borrower under the Paycheck Protection Program our eligibility for and forgiveness of that loan is likely to be reviewed by the SBA.”

As a result of our PPP Loan, utilization of our existing credit facility with Chemical, continued collection of customer receivables, and cash, cash equivalents and short-term investments, we believe we have sufficient cash resources to fund our current operations and strategic plans for at least the next twelve months.  Our expectations are based upon our internal projections about the global automotive industry and related economic conditions, as well as our current understanding of our key customers’ plans for retooling projects.  If our key customers’ plans differ from our understanding or the impact of the COVID-19 pandemic varies from our expectations, our results of operations and financial condition could be more negatively impacted.  See “Item 1A. Risk Factors” titled “The COVID-19 pandemic has disrupted and may continue to disrupt our business, which could have a material adverse impact on our results of operations and financial condition.”

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

Intangible Assets.  We acquired intangible assets consisting of a Trade Name, Customer/Distributor Relationships in addition to goodwill in connection with the acquisitions of Coord3 and NMS in the third quarter of fiscal 2015 which is considered our CMM reporting unit, the adjusted carrying value of which has been reduced to zero at June 30, 2020, as discussed below.  Furthermore, we continue to develop intangibles, primarily software. These assets are susceptible to shortened estimated useful lives and changes in fair value due to changes in their use, market or economic changes, or other events or circumstances.  The amortization periods for software is five years.

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

During the fourth quarter of fiscal 2019, due to the impairment indicators discussed in “Goodwill” below, we assessed whether the carrying amounts of our long-lived assets in the CMM reporting unit (the asset group) may not be recoverable and therefore may be impaired. To assess the recoverability, the undiscounted cash flows of the asset group were analyzed over a range of potential remaining useful lives.  The result was that the asset group carrying value exceeded the sum of the undiscounted cash flows.  After a fair value analysis, we determined that our trade name and customer relationships were impaired. We recorded a non-cash impairment loss related to these definite-lived intangible assets of $1.4 million.  In the third quarter of fiscal 2020, we determined there was a triggering event caused by the economic impacts of the COVID-19 pandemic and related restrictions.  As a result, we assessed whether the carrying amounts of our long-lived assets in the CMM reporting unit (the asset group) may not be recoverable and therefore may be impaired.  To assess the recoverability, the undiscounted cash flows of the asset group were analyzed over a range of potential remaining useful lives. The result was that the asset group carrying value exceeded the sum of the undiscounted cash flows.  After a fair value analysis, it was determined the trade name was not recoverable and was impaired.  As a result, we recorded a non-cash impairment loss of $0.5 million in the third quarter of fiscal 2020. After the impairment charges, the adjusted carrying value of CMM’s long-lived assets was zero at June 30, 2020 compared to $0.7 million at June 30, 2019.

See Note 7, of the Notes to the Consolidated Financial Statements, “Intangible Assets” for further discussion.  There were no impairment indicators for other long-lived assets subject to amortization.

Goodwill.  Goodwill is not subject to amortization and is reviewed at least annually in the fourth quarter of each year using data as of March 31 of that year, or earlier if an event occurs or circumstances change and there is an indicator of impairment.  The impairment test consists of comparing a reporting unit’s fair value to its carrying value. A reporting unit is defined as an operating segment or one level below an operating segment.  Goodwill was recorded in our CMM reporting unit.  A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization. Therefore, our stock may trade below our book value and a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges.

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

In the fourth quarter of fiscal 2019, we completed our annual goodwill impairment testing.  The impairment test consisted of a quantitative assessment due to a decrease in our stock price in the fourth quarter 2019 and uncertainty with future revenue growth primarily due to companies postponing decisions about purchasing new capital goods such as CMMs.  The estimated fair value for the CMM reporting unit was determined using the income approach and the market approach, both of which yielded similar fair values.  With the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate.  We used our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for the business. Other significant assumptions and estimates used in the income approach include terminal growth rates, future estimates of capital expenditures, and changes in future working capital requirements.  Such projections contain management’s best estimates of economic and market conditions over the projected period.  The discount rate is sensitive to changes in interest rates and other market rates in place at the time the assessment is performed.  The discount rate used in the annual valuation was 16.0% for CMM. With the market approach, fair value is determined based on applying selected pricing multiples to CMM’s historical and expected earnings. The pricing multiples are derived based on the observed pricing multiples for identified comparable publicly traded companies.

Based on the results of the 2019 annual impairment test, the fair value of our CMM reporting unit was less than its carrying value. As a result, we recorded a non-cash goodwill impairment charge of $6.0 million in the CMM reporting unit, primarily due to the lack of projected growth in the sales of our off-line product line.

In the third quarter of fiscal 2020, we determined there was a triggering event caused by the economic impacts of the COVID-19 pandemic and related restrictions. As a result, we performed an interim quantitative impairment test as of March 31, 2020. The estimated fair value for the CMM reporting unit was determined using the income approach. With the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The future cash flows were based upon internal forecasts and include an estimate of long-term future growth rates based on the most recent views of the long-term outlook for the business. Other significant assumptions and estimates used in the income approach include terminal growth rates future estimates of capital expenditures, and changes in future working capital requirements. There is inherent uncertainty associated with these key assumptions including the duration of the economic downturn associated with COVID-19 and the recovery period. Such projections are considered Level 3 on the fair value hierarchy and contain management’s best estimates of economic and market conditions over the projected period. The result of the goodwill impairment test indicated the fair value of the Company’s CMM reporting unit was less than its carrying value. As a result, we recorded a non-cash goodwill charge of $1.7 million in the third quarter of fiscal 2020.  These impairments are not deductible for income tax purposes. The impairment losses are recorded in “Severance, impairment and other charges” on our Consolidated Statements of Operations.

After these impairment charges, the adjusted carrying value of CMM’s goodwill was zero at June 30, 2020, as compared to $1.7 million at June 30, 2019.

Deferred Income Taxes.  Deferred income tax assets and liabilities represent the estimated future income tax effect in each jurisdiction that we operate of temporary differences between the book and tax basis of our assets and liabilities, assuming they will be realized and settled at the amounts reported in our financial statements.  We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized.  This assessment includes consideration of cumulative losses in recent years, the scheduled reversal of temporary taxable differences, projected future taxable income and the impact of tax planning.  We adjust this valuation allowance periodically based upon changes in these considerations.  See Note 21, of the Notes to the Consolidated Financial Statements, “Income Taxes”, contained in Item 8 of this Annual Report on Form 10-K.  If actual long-term future taxable income is lower than our estimates, or we revise our initial estimates, we may be required to record material adjustments to our deferred tax assets, resulting in a charge to income in the period of determination and negatively impacting our financial position and results of operations.

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

Stock-Based Compensation.  The Company accounts for non-cash stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation".  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the number of stock-based awards that are expected to be forfeited.  The estimated forfeiture rate may change from time to time based upon our actual experience.  An increase in the forfeiture rate would require us to reverse a portion of our prior expense for non-cash stock-based compensation, which would positively impact our results of operations.  See Note 20, of the Notes to the Consolidated Financial Statements, “Stock-based Compensation”, contained in Item 8 of this Annual Report on Form 10-K.

Leases.  The FASB issued ASC 842, “Leases” which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months, which we adopted in fiscal 2020.  We elected to use the modified retrospective approach as our transition method. Operating lease right-of-use assets and liabilities are reflected within the captions “Right-of-use assets”, “Short-term operating lease liability” and “Long-term operating lease liability”, respectively, on the Company’s Consolidated Balance Sheet as of June 30, 2020. Right-of-use assets, Short-term operating lease liability and Long-term operating lease liability were $3,668,000, $475,000 and $3,245,000 as of June 30, 2020, respectively.  When readily determinable, the discount rate used to calculate the lease liability is the rate implicit in the lease. Otherwise, we applied judgment and used our incremental borrowing rate based on the information available at lease commencement. Lease expense, recorded in the cost of sales and selling, general & administrative expense categories in the Company’s Consolidated Statement of Operations total $704,000 for the fiscal year ended June 30, 2020. Cash paid for operating leases was $737,000 for fiscal year 2020 and is included in operating cash flows.  As required for other monetary liabilities, lessees shall remeasure a foreign currency-denominated lease liability using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates, which are not affected by subsequent changes in the exchange rates. We have foreign currency-denominated lease liabilities that could be impacted on the future by these requirements. See Note 12, of Notes to the Consolidated Financial Statements, “Leases”, contained in Item 8 of this Annual Report on Form 10-K.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Perceptron, Inc.

Plymouth, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Perceptron, Inc. (the “Company”) and subsidiaries as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in fiscal 2020 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Emphasis of Matter

As more fully described in Note 23 to the consolidated financial statements, the Company has been and may be further materially impacted by the novel strain Coronavirus (COVID-19) which was declared a global pandemic by the World Health Organization in March 2020.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Troy, Michigan

September 28, 2020

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
(In Thousands, Except Per Share Amount)	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$10,621	$4,585
Short-term investments	355	1,431
Receivables:
Billed receivables, net of allowance for doubtful accounts	25,465	27,449
of $586 and $541, respectively
Unbilled receivables, net	4,784	5,394
Other receivables	404	200
Inventories, net of reserves of $1,929 and $1,778, respectively	10,387	10,810
Other current assets	1,854	1,529
Total current assets	53,870	51,398

Property and Equipment, Net	5,750	6,538
Goodwill	-	1,741
Intangible Assets, Net	1,100	1,816
Right of Use Assets	3,668	-
Long-Term Investment	725	725
Long-Term Deferred Income Tax Assets	469	620

Total Assets	$65,582	$62,838

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Lines of credit and current portion of long-term debt	$2,808	$-
Accounts payable	6,667	7,397
Accrued liabilities and expenses	3,368	3,609
Accrued compensation	1,314	1,646
Current portion of taxes payable	113	320
Income taxes payable	462	536
Short-term operating lease liability	475	-
Reserve for restructuring and other charges	148	44
Deferred revenue	6,032	6,649
Total current liabilities	21,387	20,201

Long-Term Taxes Payable	-	114
Long-Term Deferred Income Tax Liability	3	41
Long-Term Operating Lease Liability	3,245	-
Long-Term Deferred Revenue	214	-
Long-Term Debt, Less Current Portion	1,983	-
Other Long-Term Liabilities	449	556
Total Liabilities	$27,281	$20,912

Commitments and Contingencies (Note 17)

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	$-	$-
Common stock, $0.01 par value, authorized 19,000 shares, issued
and outstanding 9,744 and 9,656, respectively	97	97
Accumulated other comprehensive loss	(3,371)	(3,079)
Additional paid-in capital	49,721	49,083
Retained deficit	(8,146)	(4,175)
Total shareholders' equity	38,301	41,926

Total Liabilities and Shareholders' Equity	$65,582	$62,838

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
(In Thousands, Except Per Share Amount)	2020	2019

Net Sales	$62,262	$76,822
Cost of Sales	38,957	49,630
Gross Profit	23,305	27,192

Operating Expenses
Selling, general and administrative	17,245	18,980
Engineering, research and development	6,105	8,040
Severance, impairment and other charges	3,307	6,930
Total operating expenses	26,657	33,950

Operating Loss	(3,352)	(6,758)

Other Income and (Expense)
Interest expense, net	(136)	(252)
Foreign currency loss, net	(558)	(90)
Other income, net	407	97
Total other income and (expense)	(287)	(245)

Loss Before Income Taxes	(3,639)	(7,003)

Income Tax (Expense) Benefit	(332)	212

Net Loss	$(3,971)	$(6,791)

Loss Per Common Share
Basic and Diluted	$(0.41)	$(0.71)

Weighted Average Common Shares Outstanding
Basic and Diluted	9,697	9,612

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

	Years ended June 30,
(In Thousands)	2020	2019

Net Loss	$(3,971)	$(6,791)
Other Comprehensive Loss:
Foreign currency translation adjustments	(292)	(983)

Comprehensive Loss	$(4,263)	$(7,774)

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In Thousands)

	Years Ended June 30,
	2020	2019

Cash Flows from Operating Activities
Net loss	$(3,971)	$(6,791)
Adjustments to reconcile net (loss) to net cash provided by
operating activities:
Depreciation and amortization, includes $517 amortization of ROU assets (imputed)	1,845	2,028
Stock compensation expense	652	702
Goodwill and intangible assets impairment	2,246	7,404
Deferred income taxes (benefit)	100	(425)
Loss on disposal of assets	290	33
Allowance for doubtful accounts	45	137
Changes in assets and liabilities
Receivables	1,564	111
Inventories	257	1,497
Accounts payable	(604)	(47)
Accrued liabilities and expenses	(183)	(1,297)
Deferred revenue	(304)	(718)
Other assets and liabilities	(1,429)	(1,733)
Net cash provided by operating activities	508	901

Cash Flows from Investing Activities
Purchases of short-term investments	(1,483)	(3,364)
Sales of short-term investments	2,617	2,868
Capital expenditures	(474)	(1,078)
Capital expenditures-intangibles	(202)	(415)
Net cash provided by (used for) investing activities	458	(1,989)

Cash Flows from Financing Activities
Payments on lines of credit	(3,300)	(171)
Proceeds from lines of credit	5,546	-
Proceeds from PPP loan	2,545	-
Proceeds from stock plans	15	329
Cash payments for shares surrendered upon vesting of restricted
stock units to cover taxes	(28)	(57)
Net cash provided by financing activities	4,778	101

Effect of Exchange Rate Changes on Cash and Cash Equivalents	389	(166)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	6,133	(1,153)
Cash, Cash Equivalents and Restricted Cash, July 1	4,843	5,996
Cash, Cash Equivalents and Restricted Cash, June 30	$10,976	$4,843

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$46	$94
Cash paid during the year for income taxes	$246	$665

Cash and Cash Equivalents	$10,621	$4,585
Restricted Cash included in Short-term Investments	355	258
Total Cash, Cash Equivalents and Restricted Cash	$10,976	$4,843

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In Thousands)

			Accumulated
			Other	Additional	Retained	Total
	Common Stock		Comprehensive	Paid-In	Earnings	Shareholders'
	Shares	Amount	Loss	Capital	(Deficit)	Equity
Balances, June 30, 2018	9,554	$96	$(2,096)	$48,110	$567	$46,677

Net loss	-	-	-	-	(6,791)	(6,791)
Adoption of ASC 606 - modified retrospective transition method	-	-	-	-	2,049	2,049
Other comprehensive loss	-	-	(983)	-	-	(983)
Stock-based compensation	-	-	-	634	-	634
Stock plans	102	1	-	339	-	340
Balances, June 30, 2019	9,656	$97	$(3,079)	$49,083	$(4,175)	$41,926

Net loss	-	-	-	-	(3,971)	(3,971)
Other comprehensive loss	-	-	(292)	-	-	(292)
Stock-based compensation	-	-	-	412	-	412
Stock plans	88	-	-	226	-	226
Balances, June 30, 2020	9,744	$97	$(3,371)	$49,721	$(8,146)	$38,301

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

In particular, management has made estimates and assumptions related to the impact of the novel coronavirus ("COVID-19") on its business. COVID-19 was characterized as a pandemic by the World Health Organization on March 11, 2020. To help lessen its spread, many countries have implemented travel restrictions and/or required companies to limit or suspend business operations. These actions have disrupted supply chains and company operations around the world. The current environment resulting from COVID-19 is unprecedented and comes with a great deal of uncertainty. See Note 23, of the Notes to the Consolidated Financial Statements “COVID-19 Pandemic”, for a discussion of the impact of COVID-19 on the Company’s business.

Revenue Recognition

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

Options to purchase 20,000 and 122,000 of common stock for the fiscal years ended June 30, 2020 and 2019 respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  Fair value approximates carrying value because of the short maturity of the cash equivalents.  At June 30, 2020, we had $10,621,000 in cash and cash equivalents of which $6,821,000 was held in foreign bank accounts.  We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.

Receivable and Concentration of Credit Risk

We market and sell our products principally to automotive manufacturers, line builders, system integrators, original equipment manufacturers and value-added resellers.  Our receivables are principally from a small number of large customers.  We perform ongoing credit evaluations of our customers.

Billed receivables, net – Billed receivables, net includes amounts billed and currently due from our customers and are generally due within 30 to 60 days of invoicing.  Billed receivables are stated net of an allowance for doubtful accounts. Billed receivables outstanding longer than the contractual payment terms are considered past due. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time the billed receivables are past due, our previous loss history, our customers’ current ability to pay their outstanding balance due to us, the condition of the general economy and the industry as a whole. We write-off billed receivables when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Unbilled receivables – Our unbilled receivables include unbilled amounts typically resulting from our Measurement Solutions as we recognize revenue when or as performance obligations are satisfied. Our unbilled receivables include the revenue amount that exceeds the amount billed to the customer, where the right to payment is not solely due to the passage of time. Amounts are stated at their net realizable value.

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are deferred and amortized based on the timing of revenue recognition over the period of contract performance. As of June 30, 2020 and 2019, capitalized commissions of $338,000 and $164,000 respectively, were included in “Other current assets” on our Consolidated Balance Sheet. Commission expense recognized during the twelve months ended June 30, 2020 and 2019 was $720,000 and $969,000, and is included in “Selling, general and administrative expense” in our Consolidated Statement of Operations.

Short-Term and Long-Term Investments

We account for our investments in accordance with ASC 320, “Investments – Debt and Equity Securities”. Investments with a term to maturity between three months to one year are considered short-term investments. Our short-term investments are recorded at fair value, which approximates cost.  Changes in the fair value of our equity securities are recognized in net income.  For equity securities that do not have readily determinable fair values such as our preferred stock investment, we measure the investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

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

Fair Value Measurements

The carrying amounts of our financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and amounts due to banks or other lenders, approximate their fair values at June 30, 2020 and 2019.  See “Short-Term and Long-Term Investments” for a discussion of our investments.  Fair values have been determined through information obtained from market sources and management estimates.

We follow the provisions of ASC 820, “Fair Value Measurements and Disclosures” for all financial assets and liabilities as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  ASC 820 defines fair value, establishes a framework for measuring fair value and required specific disclosures about fair value measurements.  Our financial instruments include investments classified as available for sale, mutual funds, fixed deposits and certificate of deposits at June 30, 2020.

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

Intangible Assets

We acquired intangible assets consisting of a Trade Name, Customer/Distributor Relationships in addition to goodwill in connection with the acquisitions of Coord3 and NMS in the third quarter of fiscal 2015 which is considered our CMM reporting unit, the adjusted carrying value of which has been reduced to zero at June 30, 2020.  Furthermore, we continue to develop intangibles, primarily software. These assets are susceptible to shortened estimated useful lives and changes in fair value due to changes in their use, market or economic changes, or other events or circumstances.  The amortization periods for software is five years.  See a further discussion on our “Impairment of Long-Lived Assets Subject to Amortization” section below.

Impairment of Long-Lived Assets Subject to Depreciation and Amortization

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

During the fourth quarter of fiscal 2019, due to the impairment indicators discussed in “Goodwill” below, we assessed whether the carrying amounts of our long-lived assets in the CMM reporting unit (the asset group) may not be recoverable and therefore may be impaired. To assess the recoverability, the undiscounted cash flows of the asset group were analyzed over a range of potential remaining useful lives.  The result was that the asset group carrying value exceeded the sum of the undiscounted cash flows.  After a fair value analysis, we determined that our trade name and customer relationships were impaired. We recorded a non-cash impairment loss related to these definite-lived intangible assets of $1.4 million in the fourth quarter of fiscal 2019.  See Note 7, “Intangible Assets” for further discussion.  There were no impairment indicators for other long-lived assets subject to amortization at that time.

In the third quarter of fiscal 2020, the Company determined there was a triggering event in the CMM reporting event, caused by the economic impacts of the COVID-19 pandemic and related restrictions.  As a result, the Company assessed whether the carrying amounts of its long-lived assets in the CMM reporting unit (the asset group) may not be recoverable and therefore may be impaired.  To assess the recoverability, the undiscounted cash flows of the asset group were analyzed over a range of potential remaining useful lives. The result was that the asset group carrying value exceeded the sum of the undiscounted cash flows.  After a fair value analysis, it was determined the trade name was not recoverable and was impaired.  As a result, the Company recorded a non-cash impairment loss of $0.5 million in the third quarter of fiscal 2020.  See Note 7 “Intangible Assets” for further discussion.  There were no impairment indicators for other long-lived assets subject to amortization.

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

In the fourth quarter of fiscal 2019, we completed our annual goodwill impairment testing. The impairment test consisted of a quantitative assessment due to a decrease in our stock price in the fourth quarter 2019 and uncertainty with future revenue growth primarily due to companies postponing decisions about purchasing new capital goods such as CMMs.  The estimated fair value for the CMM reporting unit was determined using the income approach and the market approach, both of which yielded similar fair values.  With the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate.  We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for the business. Other significant assumptions and estimates used in the income approach include terminal growth rates, future estimates of capital expenditures, and changes in future working capital requirements.  Such projections contain management’s best estimates of economic and market conditions over the projected period.  The discount rate is sensitive to changes in interest rates and other market rates in place at the time the assessment is performed.  The discount rate used in the annual valuation was 16.0% for CMM. With the market approach, fair value is determined based on applying selected pricing multiples to CMM’s historical and expected earnings. The pricing multiples are derived based on the observed pricing multiples for identified comparable publicly traded companies.  Based on the results of the 2019 annual impairment test, the fair value of our CMM reporting unit was less than its carrying value. As a result, we recorded a non-cash goodwill impairment charge of $6.0 million due in the fourth quarter of fiscal 2019 to the lack of projected growth in the sales of our Off-Line Measurement Solutions.  This impairment was not deductible for income tax purposes.

In the third quarter of fiscal 2020, the Company determined there was a triggering event in the CMM reporting unit, caused by the economic impacts of the COVID-19 pandemic and related restrictions. As a result, the Company performed an interim quantitative impairment test as of March 31, 2020. The estimated fair value for the CMM reporting unit was determined using the income approach. With the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate.  The discount rate is sensitive to changes in interest rates and other market rates in place at the time the assessment is performed.  The discount rate used in the valuation was 18.5%. The future cash flows were based upon internal forecasts and include an estimate of long-term future growth rates based on the most recent views of the long-term outlook for the business. Other significant assumptions and estimates used in the income approach include terminal growth rates future estimates of capital expenditures, and changes in future working capital requirements. There is inherent uncertainty associated with these key assumptions including the duration of the economic downturn associated with COVID-19 and the recovery period. Such projections are considered Level 3 on the fair value hierarchy and contain management’s best estimates of economic and market conditions over the projected period. The result of the goodwill impairment test indicated the fair value of the Company’s CMM reporting unit was less than its carrying value. As a result, the Company recorded a non-cash goodwill charge of $1.7 million in the third quarter of fiscal 2020, which is not deductible for tax purposes.

The impairment loss is recorded in “Severance, impairment and other charges” on our Consolidated Statements of Operations.  After the impairment charge, the adjusted carrying value of CMM’s goodwill was zero at June 30, 2020 compared to $1.7 million as of June 30, 2019.

Deferred Revenue

Deferred revenue is recognized when billings are issued or deposits received in advance of our satisfaction of specific performance obligations, primarily under our Measurement Solutions.

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and the effects of operating losses and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or future deductibility is uncertain (see Note 21, “Income Taxes” for further discussion).

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement (ASU 2018-13), which changes the disclosures related to, among other aspects of fair value, unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement and the narrative description of measurement uncertainty.  ASU 2018-13 is effective for the Company on July 1, 2021.  The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

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

The adoption of the standard resulted in the recognition of net operating lease right-of-use assets of $4.0 million and operating lease liabilities of $3.9 million on the consolidated balance sheet as of July 1, 2019 primarily related to the Company’s real estate operating leases.  The operating lease right-of-use asset includes the impact of deferred rent.  The Company does not have any finance leases.

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

See Note 12 of the Notes to the Consolidated Financial Statements, “Leases” for further information on the impact of the new standard.

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

For the fiscal years 2020 and 2019 approximately 32% and 32%, respectively, of our “Net Sales” on our Consolidated Statements of Operations were derived from sales directly to our four largest customers.  During the fiscal years ended June 30, 2020 and 2019, direct sales to Kuka accounted for approximately 12% and 7%, respectively, and direct sales to Volkswagen Group accounted for approximately 11% and 13%, respectively, and direct sales to General Motors Company accounted for approximately 4% and 11%, respectively, of our Net Sales.

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

See Note 22, of the Notes to the Consolidated Financial Statements, “Segment and Geographic Information” for revenue by geography and product line.

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

The following table summarizes these two categories for the twelve months ended June 30, 2020 (in thousands):

	Twelve Months Ended	Twelve Months Ended
Timing of Revenue Recognition	June 30, 2020	June 30, 2019
Goods transferred at a point of time	$41,784	$57,784
Services transferred over time	20,478	19,038
Total Net Sales	$62,262	$76,822

Remaining Performance Obligations

The estimated recognition of our remaining unsatisfied performance obligations beyond one year is as follows (in thousands):

Years Ending June 30,	Amount
2021	$10,235
2022	821
2023	1
2024	-
after 2024	-
Total	$11,057

Contract Balances

Current balances of our contract balances are as follows (in thousands):

Balance Sheet Account	June 30, 2020	July 1, 2019	Increase / (Decrease)
Unbilled receivables	$4,784	$5,394	$(610)
Deferred revenue	(6,246)	(6,649)	403
Net Unbilled receivables / (Deferred revenue)	$(1,462)	$(1,255)	$(207)

The change in our net Unbilled receivables / (Deferred revenue) from July 1, 2019 to June 30, 2020 was primarily due to the amount of revenue recognized as we satisfied performance obligations during the twelve months ended June 30, 2020, partially offset by the amount and timing of invoicing during that same period related to our Measurement Solutions and 3D Scanning Solutions. During the twelve months ended June 30, 2020, we recognized revenue of $6,551,000 that was included in “Deferred revenue” at July 1, 2019.  During the twelve months ended June 30, 2019, we recognized revenue of $5,454,000 that was included in “Deferred revenue” at July 1, 2018.

4.Allowance for Doubtful Accounts

Changes in our allowance for doubtful accounts are as follows (in thousands):

	Beginning			Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2020	$541	$136	$(91)	$586
Fiscal year ended June 30, 2019	$404	$219	$(82)	$541

5.Inventory

Inventory, net of reserves of $1,929,000 and $1,778,000 at June 30, 2020 and June 30, 2019, respectively, is comprised of the following (in thousands):

	June 30, 2020	June 30, 2019
Component parts	$4,519	$5,229
Work in process	1,714	1,383
Finished goods	4,154	4,198
Total	$10,387	$10,810

Changes in our reserve for obsolescence is as follows (in thousands):

	Beginning	Costs and		Ending
	Balance	Expenses	Charge-offs	Balance
Fiscal year ended June 30, 2020	$1,778	$329	(178)	$1,929
Fiscal year ended June 30, 2019	$2,115	$204	$(541)	$1,778

6.Goodwill

Our goodwill balance as of June 30, 2020 and 2019 is as follows (in thousands):

	2020	2019
Balance at beginning of year	$1,741	$7,985
Impairment	(1,693)	(6,020)
Impact of foreign currency	(48)	(224)
Balance at end of year	$-	$1,741

In the third quarter of fiscal 2020, the Company determined there was a triggering event caused by the economic impacts of the COVID-19 pandemic and related restrictions. As a result, the Company performed an interim quantitative impairment test as of March 31, 2020. The result of the goodwill impairment test indicated the fair value of the Company’s CMM reporting unit was less than its carrying value. As a result, the Company recorded a non-cash goodwill charge of $1.7 million in the third quarter of fiscal 2020, which is not deductible for tax purposes. Goodwill was recorded on the local books of the Company’s CMM reporting unit. The Company’s goodwill balance was zero and $1.7 million as of June 30, 2020 and 2019, respectively.

Based on the results of the 2019 annual impairment test, the fair value of our CMM reporting unit was less than its carrying value. As a result, we recorded a non-cash goodwill impairment charge of $6.0 million due to the lack of projected revenue growth in the sales of our Off-Line Measurement Solutions. The lack of growth in the sales of our Off-Line Measurement Solutions is primarily due to companies postponing decisions about purchasing new capital goods such as CMMs.  This impairment is not deductible for income tax purposes. The impairment loss is recorded in “Severance, impairment and other charges” on our Consolidated Statements of Operations.  After the impairment charge, the adjusted carrying value of CMM’s goodwill was $1.7 million as of June 30, 2019 compared to $8.0 million as of June 30, 2018.

7.Intangible Assets

Our other intangible assets as of June 30, 2020 and 2019 are as follows (in thousands):

	June 30, 2020				June 30, 2019
	Gross			Net	Gross			Net
	Carrying	Impairments	Accumulated	Carrying	Carrying	Impairments	Accumulated	Carrying
	Amount		Amortization	Amount	Amount		Amortization	Amount
Customer/Distributor Relationships	$-	$-	$-	$-	$3,249	$(589)	$(2,660)	$-
Trade Name	1,674	(558)	(1,116)	-	2,523	(795)	(1,067)	661
Software	2,104	-	(1,004)	1,100	1,902	-	(747)	1,155
Total	$3,778	$(558)	$(2,120)	$1,100	$7,674	$(1,384)	$(4,474)	$1,816

In the third quarter of fiscal 2020, the Company determined there was a triggering event caused by the economic impacts of the COVID-19 pandemic and related restrictions. As a result, the Company assessed whether the carrying amounts of its long-lived assets in the CMM reporting unit (the asset group) may not be recoverable and therefore may be impaired. To assess the recoverability, the undiscounted cash flows of the asset group were analyzed over a range of potential remaining useful lives. The result was that the asset group carrying value exceeded the sum of the undiscounted cash flows. After a fair value analysis, it was determined the trade name was not recoverable and was impaired. As a result, the Company recorded a non-cash impairment loss of $0.5 million in the third quarter of fiscal 2020, which is not deductible for income tax purposes.

In the fourth quarter of fiscal 2019, due to impairment indicators, we assessed whether the carrying amounts of our long-lived assets in the CMM reporting unit (asset group) may not be recoverable and therefore may be impaired.  To assess the recoverability, the undiscounted cash flows of the asset group were analyzed over a range of potential remaining useful lives.  The result was that the asset group carrying value exceeded the sum of the undiscounted cash flows. After a fair value analysis, we determined our trade name and customer relationships were not recoverable and were impaired.  As a result, we recorded a non-cash definite-lived asset impairment loss of $0.6 million and $0.8 million, respectively, for the Customer/Distributor Relationship and Trade Name intangible assets, which is recorded in “Severance, impairment and other charges” on our Consolidated Statement of Operations.  We also reviewed the remaining useful life of our Trade Name and determined that no significant change was necessary

The impairments were determined by comparing the fair value of each of the intangible assets to their respective carrying value.  The fair value of the trade name was determined using the relief from royalty method and the fair value of the customer relationships were determined using the income approach.

Amortization expense for the fiscal years ended June 30, 2020 and 2019 was $343,000 and $956,000, respectively.

The estimated amortization of the remaining intangible assets by year is as follows (in thousands):

Years Ending June 30,	Amount
2021	278
2022	316
2023	281
2024	225
$1,100

Collectively, the weighted average amortization period of intangible assets subject to amortization is approximately 4.0 years.  Software is amortized based on forecasted utilization over the economic life of the software program.

8.Short-Term and Long-Term Investments

As of June 30, 2020 and 2019, we held restricted cash in short-term bank guarantees.  The restricted cash provides financial assurance that we will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income. As of June 30, 2020 and June 30, 2019 we had short-term bank guarantees of $355,000 and $258,000, respectively.

At June 30, 2020, we held a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The investment does not have a readily determinable fair value.  The preferred stock investment is recorded at $725,000 after consideration of impairment charges recorded in fiscal 2008 and 2009.  In fiscal 2020 and 2019, there were no changes to the carrying value of the investment resulting from observable price changes in orderly transactions for an identical or similar investment in the issuer.

The following table presents our Short-Term and Long-Term Investments by category at June 30, 2020 and 2019 (in thousands):

	June 30, 2020
Short-Term Investments	Cost	Fair Value or Carrying Value
Bank Guarantees	$355	$355
Total Short-Term Investments	$355	$355

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	$3,700	$725

Total Investments	$4,055	$1,080

	June 30, 2019
Short-Term Investments	Cost	Fair Value or Carrying Value
Bank Guarantees	$258	$258
Time/Fixed Deposits	1,173	1,173
Total Short-Term Investments	$1,431	$1,431

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	$3,700	$725

Total Investments	$5,131	$2,156

9.Fair Value Measurements

We follow the provisions of ASC 820, “Fair Value Measurements and Disclosures” for all financial assets and liabilities as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  ASC 820 defines fair value, establishes a framework for measuring fair value and requires specific disclosures about fair value measurements.  Our financial instruments include investments classified as available for sale, mutual funds, fixed deposits and certificate of deposits at June 30, 2020.

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

The following table presents our investments at June 30, 2020 and 2019 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820 (in thousands).  The fair value of our short-term investments approximates their cost basis.

Description	June 30, 2020	Level 1	Level 2	Level 3
Bank Guarantees	$355	$-	$355	$-
Total	$355	$-	$355	$—

Description	June 30, 2019	Level 1	Level 2	Level 3
Time/Fixed Deposits and Bank Guarantees	$1,431	$-	$1,431	$-
Total	$1,431	$-	$1,431	$-

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.  During fiscal year 2020, we did not record any other-than-temporary impairments on our financial assets required to be measured on a recurring basis.

We also measure certain assets and liabilities at fair value on a nonrecurring basis.  These assets are tested for impairment when events or circumstances occur which may indicate that the derived fair value is below carrying cost or on an annual basis in accordance with applicable GAAP.  For these assets, we do not periodically adjust carrying value and fair value except in the event of an impairment.

See Note 6 and Note 7, “Goodwill” and “Intangible Assets”, respectively for a discussion of a triggering event caused by the economic impacts of the COVID-19 pandemic and related restrictions occurring during fiscal 2020, which required full impairment of the Company’s goodwill and trade name.  During fiscal 2019, there was a partial impairment of our goodwill and trade name.  At June 30, 2020, there were no assets or liabilities measured at fair value on a non-recurring basis.  At June 30, 2019, the fair value of assets and liabilities measured on a non-recurring basis are classified in the fair value hierarchy in the table below (in thousands):

Description	June 30, 2019	Level 1	Level 2	Level 3
Goodwill	$1,741	$-	$-	$1,741
Trade Name	661	-	-	661
Total	$2,402	$-	$-	$2,402

10.Warranties

Changes to our warranty reserve, which is part of “Accrued liabilities and expenses” on our Consolidated Balance Sheet, are as follows (in thousands):

	Beginning	Accruals -	Settlements/Claims	Effect of Foreign	Ending
	Balance	Current Year	(in cash or in kind)	Currency	Balance
Fiscal year ended June 30, 2020	$341	$158	$(192)	$	$307
Fiscal year ended June 30, 2019	$391	$660	$(709)	$(1)	$341

11.Property and Equipment

Our property and equipment consisted of the following as of June 30, 2020 and 2019 (in thousands):

	June 30, 2020	June 30, 2019
Building and Land	$7,658	$7,647
Machinery and Equipment	11,338	11,616
Furniture and Fixtures	1,295	1,286
Total Property and Equipment, gross	20,291	20,549
Less: Accumulated Depreciation	(14,541)	(14,011)
Total Property and Equipment, net	$5,750	$6,538

Depreciation expense for the years ended June 30, 2020 and 2019 was $985,000 and $1,072,000, respectively.

12.Leases

The Company leases office space for its manufacturing, sales and service operations, vehicles and office equipment under operating leases. All of the Company’s leases are operating leases.

In accordance with Accounting Standard Codification Topic 842 (“ASC 842”), the Company has elected not to apply ASC 842 to arrangements with lease terms less than 12 months.

Operating lease right-of-use assets and liabilities are reflected within the captions “Right-of-use assets”, “Short-term operating lease liability” and “Long-term operating lease liability”, respectively, on the Consolidated Balance Sheet. Right-of-use assets, Short-term operating lease liability and Long-term operating lease liability were $3,668,000, $475,000 and $3,245,000 as of June 30, 2020, respectively.

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

There were no Right-of-use leased assets obtained in exchange for new operating lease liabilities for fiscal year 2020.

Lease expense, recorded in the cost of sales and selling, general & administrative expense categories in the Consolidated Statement of Operations total $704,000 the fiscal year ended June 30, 2020.

Cash paid for operating leases was $737,000 for fiscal year 2020 and is included in the line changes in other assets and liabilities in the operating cash flows.

Maturities of lease liabilities are as follows (in thousands):

Years Ending June 30,	Minimum Rentals
2021	$679
2022	484
2023	372
2024	354
2025	314
2026 and beyond	2,780
$4,983
Less: Imputed interest	(1,263)
Present value of operating lease liabilities	$3,720

The weighted average remaining lease term for operating leases was 7 years and the weighted average discount rate was 6.1% as of June 30, 2020.

The following is a summary, as of June 30, 2019, of the future minimum annual lease payments required under our operating leases having initial or remaining non-cancelable terms in excess of one year (in thousands):

Years Ending June 30,	Minimum Rentals
2020	$834
2021	711
2022	492
2023	398
2024 and beyond	1,888
$4,323

13.Severance, Impairment and Other Charges

In January 2018, a judge in a trade secrets case brought by Perceptron granted the defendants’ motions for recovery of their attorney fees (see Note 17, of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies” for further discussion relating to this matter).  A charge in the amount of $675,000 was recorded as a liability in the second quarter of fiscal 2018.  The Company appealed this court decision. In January 2019, the Company settled with the defendants and ended our appeal in return for a net payment due to them in the amount of $66,000. As a result, the accrual was eliminated in the second quarter of fiscal 2019.

In the second quarter of fiscal 2020, the Company’s President and Chief Executive Officer resigned and the Company had a reduction in force in the U.S. The resignation and the action to reduce workforce resulted in an accrual of $471,000 of severance expense in the quarter ended December 31, 2019. In February 2020, the Company committed to a financial improvement plan that reduced global headcount by approximately 7%. The plan was implemented to re-align the Company’s fixed costs and its near-to-mid-term expectations for the Company’s business. As a result, in the third quarter of fiscal 2020, the Company recorded a charge for severance and related costs of $590,000. At June 30, 2020, the remaining balance of the accruals was $148,000.

See Note 6 and Note 7, “Goodwill” and “Intangible Assets”, respectively, for a discussion of a triggering event caused by the economic impacts of the COVID-19 pandemic and related restrictions occurring during fiscal 2020.

The charges recorded as Severance, Impairment and Other Charges are as follows (in thousands):

	Fiscal Years Ended June 30,
	2020	2019
Severance and Related Costs	$1,061	$135
Court Award / Settlement	-	(609)
Impairments of Goodwill and Intangible Assets	2,246	7,404
Total	$3,307	$6,930

Severance expense for the fiscal year ended June 30, 2020 was associated with headcount reductions at our U.S. (expense of $733,000), Italy (expense of $235,000) and Germany (expense of $93,000) locations.

Severance expense for the fiscal year ended June 30, 2019 was associated with headcount reductions at our U.S. (expense of $125,000) and Germany (expense of $10,000) locations.

The following table reconciles the activity for the Reserve for Restructuring and Other Charges (in thousands):

	2020	2019
Balance at beginning of year	$44	$675
Accruals - Severance Related	1,061	135
Accruals / Adjustments - Court Award / Settlement	-	(609)
Payments	(957)	(157)
Balance at end of year	$148	$44

14.Credit Facilities

The Company had $2,200,000 outstanding under its lines of credit at June 30, 2020.  The Company had zero borrowings outstanding under its lines of credit at June 30, 2019.

On December 4, 2017, the Company entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either Perceptron or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by our U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers, and subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million.  At June 30, 2020, our available borrowing under this facility was approximately $4.0 million.  Security for the Loan Agreement is substantially all of our assets in the U.S.  Interest is calculated at 2.65% above the 30-day LIBOR Rate.  The Company is not allowed to pay cash dividends under the Loan Agreement.

On April 16, 2020, the Company entered into an unsecured loan with TCF National Bank in an aggregate principal amount of $2.5 million (the “PPP Loan”), pursuant to the Paycheck Protection Program “PPP loan” under the Cares Act.

The PPP Loan is evidenced by a promissory note (the “Note”) dated April 16, 2020. The PPP Loan matures two years from the disbursement date and bears interest at a rate of 1.000% per annum.  Principal and interest are payable monthly commencing with a date determined by the lender following the remittance of the amount of the PPP Loan to be forgiven by the SBA to the lender or potentially earlier, as determined under applicable Small Business Administration rules, if the Company’s PPP Loan is reviewed.  The outstanding borrowings may be prepaid by the Company at any time prior to maturity with no prepayment penalties.  As of June 30, 2020, the short and long-term balances of the PPP loan are $0.5 million and $2.0 million, respectively.  The short-term balance was calculated using a five-month grace period after the end of the Covered Period, as defined below, before loan payments must commence.  The grace period of five months is the Company’s estimate of the time it will take the SBA to determine forgiveness, if any.  Should the SBA make such determination in less than five months, the loan payments will commence at the time.

Under the terms of the CARES Act, PPP loan recipients can apply for forgiveness for all or a portion of loans granted under the PPP which is dependent upon the Company having initially qualified for the loan. Furthermore, the loans issued under PPP are subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses incurred or paid during a twenty-four week period (the “Covered Period”) following the disbursement date (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company expects to be able to use a significant portion of the PPP Loan proceeds for Qualifying Expenses and to have a significant portion of the PPP Loan eligible for forgiveness. Any portion of the PPP Loan that is not used for Qualifying Expenses or is not otherwise forgiven is expected to be repaid on the terms set forth above. The Company cannot be certain as to the amount of the PPP Loan that will be forgiven, if any.

Our Brazilian subsidiary (“Brazil”) has several borrowing facilities with total available borrowings of B$354,000 (equivalent to approximately $65,000 USD).  At June 30, 2020, the outstanding balances totaled B$250,000 (equivalent to approximately $46,000 USD and are included in Lines of credit and current portion of long-term debt on the Consolidated Balance Sheet).  The monthly interest rate on the outstanding balances range from 0.37% to 13.94%.  Brazil had no borrowings under these facilities at June 30, 2019.

15.Current and Long-Term Taxes Payable

The Company acquired current and long-term taxes payable as part of the purchase of Coord3.  The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

16.Other Long-Term Liabilities

Other long-term liabilities at June 30, 2020 and 2019 include $449,000 and $556,000, respectively for long-term contractual and statutory severance liabilities acquired as part of the purchase of Coord3 that represent amounts that will be payable to employees upon termination of employment.

17.Commitments and Contingencies

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

The Company are currently unaware of any significant pending litigation affecting us other than the matters set forth below.

In May 2017, a judge in a trade secrets case brought by Perceptron granted the defendants’ motions for summary disposition.  Furthermore, in January 2018 the judge granted the defendants’ motions for recovery of their attorney fees in the amount of $675,000, plus interest.  In the second quarter of fiscal 2018, the Company recorded a charge in the amount of $675,000 relating to this matter. The Company appealed this court’s decision to grant summary disposition and the award of the attorney fees. In January 2019, the Company settled with the defendants and ended our appeal in return for a net payment due to them in the amount of $66,000. As a result, in the second quarter of fiscal 2019, the Company adjusted its accrual and paid the settlement amount in the third quarter of fiscal 2019 (see Note 13, ‘Severance, Impairment and Other Charges’ for further discussion).

In the third quarter of fiscal 2018, the Canadian Revenue Agency (“CRA”) completed a Goods and Services Tax/Harmonized Sales Tax Returns (GST/HST) audit. Based on this audit, the CRA preliminarily proposed to assess us approximately CAD $1,218,000 (equivalent to approximately $923,000) in taxes plus interests and penalties related to sales from 2013 through 2018.  CRA has indicated that we are entitled to invoice our customers to recover this amount and our customers are required to remit payment.  Our response to the CRA preliminary assessment was delivered in April 2018. In June 2018, the Company received the final assessment, which confirmed the preliminary assessment.  In August 2018, the Company filed a formal appeal request and posted a surety bond as security for this claim.  We did not record an accrual related to this audit finding because we are disputing several of the CRA’s conclusions and a loss is not considered probable.  We ultimately expect to receive the funds from our customers (excluding any interest or penalties) if we are ultimately required to pay the CRA, although there may be a timing difference between when we must pay the CRA and when we collect the funds from our customers.

In the fourth quarter of fiscal 2019, the Company identified a potential concern regarding the residency status of certain U.S. employees as it relates to payroll taxes and withholdings in their country of residency.  As a result, the Company recorded a reserve with a balance of $0.3 million, and $0.2 million at June 30, 2020 and 2019, respectively.

18. 401(k) Plan

The Company has a 401(k) tax deferred savings plan that covers all eligible employees based in the U.S.  The Company makes discretionary contributions to the plan that the Company expects to continue into its fiscal year 2021.  Its contributions during fiscal years 2020 and 2019 were $196,000 and $402,000, respectively.

19.Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan for all U.S.-based employees meeting certain eligibility criteria.  Under the Plan, eligible employees may purchase shares of our common stock at 85% of the market value at the beginning of a six-month election period.  Purchases are limited to 10% of an employee's eligible compensation and the shares purchased are restricted from being sold for one year from the purchase date.  At June 30, 2020, 119,536 shares remained available under the Plan.

Activity under this Plan is shown in the following table (in thousands, except per share amount):

	Purchase Period Ended
	June 30,
	2020	2019
Non-cash stock-based compensation expense	$4	$10
Common shares purchased	4	1
Average purchase price per share	$4.01	$8.26

20.Stock-Based Compensation

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

Stock Options

Options outstanding under the 2004 Plan generally become exercisable at 33.3 % per year beginning one year after the date of grant and expire ten years after the date of grant.  Option prices from options granted under this plan must not be less than fair market value of our stock on the date of grant.  The Company uses the Black-Scholes model for determining stock option valuations.  The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values.  The expected term of option exercises is derived from historical data regarding employee exercises and post-vesting employment termination behavior.  The risk-free rate of return is based on published U.S. Treasury rates in effect for the corresponding expected term.  The expected volatility is based on historical volatility of our stock price.  These factors could change in the future, which would affect the stock-based compensation expense in future periods.

The Company recognized operating expenses for non-cash stock-based compensation costs related to stock options in the amount of $160,000 and $390,000 for the fiscal years ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the total remaining unrecognized compensation cost related to non-vested stock-based compensation amounted to $51,000.  The Company expects to recognize this cost over a weighted average vesting period of 1.5 years.

We received $318,000 in cash from option exercises under all stock option payment arrangements for the twelve months ended June 30, 2019.  The actual tax benefit realized related to the tax deductions for non-qualified options exercised and disqualifying dispositions under all stock option payment arrangements total approximately $160,000 for fiscal 2019.  The Company received zero in cash from option exercises under all stock option payment arrangements for the twelve months ended June 30, 2020.

Activity relating to stock options granted under this Plan is shown in the following tables:

	Fiscal Year 2020			Fiscal Year 2019
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value (1)		Exercise	Value (1)
Shares subject to option	Shares	Price	($000)	Shares	Price	($000)
Outstanding at beginning of period	567,121	$7.22		635,036	$7.02

New Grants (based on fair value of common stock at dates of grant)	33,000	$4.53		8,000	$8.28
Exercised	-			(55,445)	$5.73
Expired	-			(10,900)	$3.63
Forfeited	(395,195)	$6.95	$6,600.00	(9,570)	$7.78

Outstanding at end of period	204,926	$7.28	$-	567,121	$7.22	$-
Exercisable at end of period	166,593	$7.79	$-	436,953	$7.16	$-
(1)

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.  The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2020 and 2019 were zero and $160,000, respectively.  The total fair value of shares vested during the fiscal years ended June 30, 2020 and 2019 were $197,000 and $413,000, respectively.

The estimated fair value as of the date options were granted during the periods presented using the Black-Scholes option-pricing model, was as follows:

	2020	2019
Weighted average estimated fair value per
share of options granted during the period	$2.19	$3.91
Assumptions:
Dividend yield	-	-
Common stock price volatility	43.50%	43.50%
Risk free rate of return	2.56%	2.56%
Expected option term (in years)	6.6	6.6

The following table summarizes information about stock options at June 30, 2020:

			Options Outstanding			Options Exercisable
				Weighted	Weighted		Weighted
				Average	Average		Average
				Remaining	Exercise		Exercise
Range of Exercise Prices			Shares	Contractual Life	Price	Shares	Price
$2.80	to	$4.87	33,000	9.38	$4.53	-
4.88	to	8.81	136,426	5.08	$6.89	131,093	$6.83
8.82	to	14.01	35,500	3.27	$11.33	35,500	$11.33
$2.80	to	14.01	204,926	5.46	$7.28	166,593	$7.79

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

(3)

Awards to non-management members of our Board of Directors with a subsequent one-third vesting requirement on the first, second and third anniversaries of the issuance provided the service of the non-management member of our Board of Directors has not terminated prior to the vesting date and are freely transferable after vesting; and

(4)

Awards that are granted with a one-third vesting requirement on the first, second and third anniversaries of the issuance provided the individual’s employment has not terminated prior to the vesting date and are freely transferable after vesting, including restricted stock units granted as part of the Fiscal Year 2018 and Fiscal Year 2019 Long-Term Incentive Compensation Plans.

The grant date fair value associated with the restricted stock and restricted stock units is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock and restricted stock units awards is based on the closing price of our Common Stock on the grant date authorized by our MDCSOC, multiplied by the number of restricted stock and restricted stock unit award expected to be issued and vested and is amortized over the combined performance and service periods. The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the fiscal years ended June 30, 2020 and 2019 was $252,000 and $244,000, respectively.  As of June 30, 2020, the total remaining unrecognized compensation cost related to restricted stock and restricted stock unit awards is approximately $66,000.  The Company expects to recognize this cost over a weighted average vesting period of 0.9 years.

A summary of the status of restricted stock and restricted stock unit awards issued at June 30, 2020 is presented in the table below:

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2019	93,420	$7.49
Granted	-	-
Vested	(36,103)	7.51
Forfeited or expired	(29,608)	7.57
Nonvested at June 30, 2020	27,709	$7.41

Performance Stock Units

During the second quarter of fiscal 2020, the Company’s MDCSOC granted certain employees Performance Share Units (“PSUs”) as part of the Fiscal Year 2020 Long-Term Incentive Compensation Plan. The Performance Measures were defined by the Committee as a specific target level of Revenue and Operating Income Before Incentive Compensation for each of the following: fiscal year 2020, fiscal year 2021 and fiscal year 2022. Up to one-third of the PSUs can be earned each year, determined based upon actual performance levels achieved in that year. One half of the award earned each year is based upon the achievement of the two Performance Targets in that year, provided that a minimum level of Operating Income Before Incentive Compensation is achieved for that year. The actual award level for each year can range from 50% to 150% (for Revenue Target) or 75% to 200% (for Operating Income Target) of the target awards depending on actual performance levels achieved in each year compared to that year’s target. If Operating Income Before Incentive Compensation is less than 75% of the targeted Operating Income Before Incentive Compensation for the year, then no PSU’s will vest for that year and the PSU’s vesting that year will expire.  For fiscal year 2020, actual Revenue and Operating Income Before Incentive Compensation did not meet the fiscal year 2020 targets, resulting in the forfeiture of PSU’s vesting in fiscal 2020.

During the second quarter of fiscal 2019, the Company’s MDCSOC granted certain employees PSUs as part of the Fiscal Year 2019 Long-Term Incentive Compensation Plan, up to one-third of which could be earned in plan year 2019 (October 1, 2018 to September 30, 2019), fiscal year 2020 and fiscal year 2021 upon the achievement of a specific target level of Revenue and a threshold and specific target level of Operating Income Before Incentive Compensation. For plan year 2019 and fiscal year 2020, actual Revenue and Operating Income Before Incentive Compensation did not meet the plan year 2019 and fiscal year 2020 targets, respectively, resulting in the forfeiture of PSU’s vesting in plan year 2019 and fiscal year 2020.

During the second quarter of fiscal 2018, the Company’s MDCSOC granted certain employees PSUs as part of the Fiscal Year 2018 Long-Term Incentive Compensation Plan, up to one-third of which could be earned in fiscal 2018, fiscal year 2019 and fiscal year 2020 upon the achievement of a specific target level of Revenue and a threshold and specific target level of Operating Income Before Incentive Compensation. For fiscal year 2019 and fiscal year 2020, actual Revenue and Operating Income Before Incentive Compensation did not meet the fiscal 2019 and fiscal year 2020 targets, respectively, resulting in the forfeiture of PSU’s vesting in fiscal 2019 and fiscal year 2020.

The non-cash stock-based compensation expense recorded for PSU’s issued under the Company’s Fiscal 2020, 2019 and 2018 Long-Term Incentive Compensation Plans for fiscal year 2020 was zero, because, the level of actual performance as measured against the Operating Income Before Incentive Compensation target levels for fiscal year 2020, was less than 75%, of the threshold performance level required for the vesting of these awards in fiscal 2020.  The non-cash stock-based compensation expense recorded for performance share unit awards for the fiscal year ended June 30, 2020 was zero.  As of June 30, 2020, the total remaining unrecognized compensation cost related to performance share unit awards is approximately $126,000. The Company expects to recognize this cost over a weighted average vesting period of 1.3 years.

During the third quarter of fiscal 2019, the MDCSOC granted PSUs to the Company’s interim President and Chief Executive Officer in lieu of a portion of his cash compensation. During fiscal year 2020, the Company recorded expense related to these PSU’s of $181,000.

A summary of the status of the PSUs outstanding at June 30, 2020 is presented in the table below:

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at June 30, 2019	69,701	$7.46
Granted	60,070	4.64
Vested	(18,057)	3.82
Forfeited or expired	(47,450)	7.42
Nonvested at June 30, 2020	64,264	$5.65

Board of Directors Fees

Our Board of Directors’ fees are typically payable in cash on September 1, December 1, March 1, and June 1 of each fiscal year; however, under our 2004 Plan each director can elect to receive our stock in lieu of cash on a calendar year election. Each of our Directors elected a combination of cash and stock for calendar year 2019 and calendar year 2020. The Company issued 42,368 shares to our directors and recorded expense of $172,000 in fiscal year 2020.

Available Shares

At June 30, 2020, the 2004 Plan had 1,129,674 shares available for future grants.

21.Income Taxes

(Loss) income from our operations before income taxes for U.S. and foreign operations was as follows (in thousands):

	2020	2019
U.S.	$476	$(661)
Foreign	(4,115)	(6,342)
Total	$(3,639)	$(7,003)

The income tax (provision) benefit reflected in the statement of operations consists of the following (in thousands):

	2020	2019
Current (provision) benefit:
U.S. Federal, State & Other	$(118)	$305
Foreign	(101)	(289)
Deferred taxes
U.S.	-	(274)
Foreign	(113)	470
Total (provision) benefit	$(332)	$212

The components of deferred taxes were as follows (in thousands):

	2020	2019
Benefit of net operating losses	$9,187	$8,749
Tax credit carry-forwards	5,804	6,776
Deferred revenue	499	781
Impaired investment	688	691
Property and intangible assets	302	436
Other	1,330	1,390
Deferred tax asset	17,810	18,823
Valuation allowance	(17,229)	(17,976)
Total deferred tax assets	581	847
Deferred tax liabilities - basis difference and amortization	(115)	(268)
Net deferred taxes	$466	$579

The reconciliation of income tax rate to effective tax rate was as follows (in thousands):

	2020	2019
Provision at U.S. statutory rate	21.0%	21.0%
Net effect of taxes on foreign activities	(29.6%)	(7.2%)
Tax effect of U.S. permanent differences	(17.8%)	(5.8%)
State taxes and other, net	(0.4%)	(4.1%)
Stock-based compensation	0.0%	0.1%
Valuation allowance	17.6%	(1.0%)
Effective tax rate	(9.2%)	3.0%

At June 30, 2020, we had net operating loss carry-forwards for U.S. federal income tax purposes of $31.4 million; $28.1 million that expire in the years 2021 through 2035 and $3.3 million that will carry forward indefinitely.  We also had tax credit carry-forwards of $5.8 million of which $4.1 million expire in the years 2021 through 2034.  Included in the U.S. federal net operating loss carry-forward is $8.3 million from the exercise of employee stock options, the tax benefit of which was recognized on July 1, 2017 in accordance with ASU 2016-09 “Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.  A corresponding valuation allowance was also recorded.

Our deferred tax assets are substantially represented by the tax benefit of U.S. net operating losses (“NOL’s”), tax credit carry-forwards and the tax benefit of future deductions represented by timing differences for deferred revenue, inventory obsolescence, allowances for bad debts, warranty expenses and unrealized losses on investments.  We assess the realizability of the NOL’s and tax credit carry-forwards based on a number of factors including our net operating history, the volatility of our earnings, our accuracy of forecasted earnings for future periods and the general business climate.

As of the end of our fiscal year 2018, we had been in a three-year cumulative loss position in the U.S., therefore, at that time, we determined that it was not more likely than not that none of our U.S. deferred tax assets would be realized as benefits in the future.

Accordingly, we established a full valuation allowance against our U.S. net deferred tax assets as of June 30, 2018 and this valuation allowance remains at June 30, 2020.  Additionally, during fiscal years 2018, 2019 and 2020, we established full valuation allowances against our Germany, Japan, Singapore, Brazil, Netherlands and India, net deferred tax assets for similar reasons.  While our U.S. location had pre-tax income during fiscal year 2019 and 2020, however, we have determined that it remains more likely than not that none of our deferred tax assets will be realized as benefits in the future in these jurisdictions.  The net change in the total valuation allowance for the fiscal years ended June 30, 2020 and 2019 was $717,000 and ($131,000), respectively.

On June 30, 2020 and 2019, we had $482,000 and $234,000 of unrecognized tax benefits and reserves for uncertain tax positions that would affect the effective tax rate if recognized absent valuation considerations. Our policy is to classify interest and penalties related to uncertain tax positions as interest expense and income tax expense, respectively.  As of June 30, 2020, there was $261,000 of accrued interest and penalties related to uncertain tax positions recorded on our Consolidated Balance Sheets and Consolidated Statements of Operations.  For U.S. federal income tax purposes, the tax years 2017 through 2020 remain open to examination by government tax authorities.  For German income tax purposes, tax years 2016 through 2020 remain open to examination by government tax authorities.  For our China income tax purposes, tax years 2017 through 2020 remain open to examination by government tax authorities generally.

The aggregate changes in the balance of unrecognized tax benefits and uncertain tax positions were as follows (in thousands):

2020

Balance, at June 30, 2019	$234
Increases for tax positions related to the current year	248
Increases for tax positions related to the prior year	-
Reduction due to lapse in statute of limitation	-
Balance, at June 30, 2020	$482

The CARES Act is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have material impact on the Company’s income tax provisions for fiscal year 2020. The Company plans on taking advantage of the cash deferral programs available for payment of federal and state income taxes.  The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations, and cash flows.  Additionally, on April 16, 2020, the Company entered into an unsecured loan pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.  See Note 14 of the Notes to the Consolidated Financial Statements, “Credit Facilities”, for details of the PPP Loan.

22.Segment and Geographic Information

The Company manages its business under three operating segments: Americas, Europe and Asia.  All of its operating segments rely on our core technologies and sell the same products primarily in the global automotive industry.  The segments also possess similar economic characteristics, resulting in similar long-term expected financial performance.  In addition, the Company sells to the same customers in all of our operating segments.  Accordingly, our operating segments are aggregated into one reportable segment.

The Company accounts for geographic sales based on the country from which the sale is invoiced rather than the country to which the product is shipped.  The Company operates in three geographic areas: The Americas (substantially all of which is the United States, with less than 10% from net sales in Brazil), Europe and Asia. Sales and Long-lived assets, net by our geographical regions are as follows (in thousands):

Geographical Regions	Americas	Europe (1)	Asia (2)	Consolidated
Twelve months ended June 30, 2020
Net sales	$20,183	$29,052	$13,027	$62,262
Tangible long-lived assets, net	4,262	1,321	167	5,750

Twelve months ended June 30, 2019
Net sales	$25,173	$34,563	$17,086	$76,822
Tangible long-lived assets, net	4,773	1,490	275	6,538

(1)

Our German subsidiary had net external sales of $20.6 million and $24.7 million in the fiscal years ended June 30, 2020 and 2019, respectively.  Tangible long-lived assets, net of our German subsidiary were $148,000 and $209,000 as of June 30, 2020 and 2019, respectively. Our Italian subsidiary had net external sales of $8.4 million and $9.9 million in the fiscal years ended June 30, 2020 2019, respectively.  Tangible long-lived assets, net of our Italian subsidiary were $1,095,000 and $1,166,000 as of June 30, 2020 and 2019, respectively.

(2)

Our Chinese subsidiary had net external sales of $10.6 million and $13.4 million in the fiscal years ended June 30, 2020 and 2019, respectively.  Tangible long-lived assets, net of our Chinese subsidiary were $64,000 and $97,000 as of June 30, 2020 and 2019, respectively.

The Company has three major product lines: Measurement Solutions, 3D Scanning Solutions and Value Added Services.  Sales by our product lines are as follows (in thousands):

	Fiscal Year Ended, June 30,
Product Lines	2020	2019
Measurement Solutions	$57,270	$70,142
3D Scanning Solutions	2,169	3,075
Value Added Service	2,823	3,605
Total Net Sales	$62,262	$76,822

23. COVID-19 Pandemic

In March of 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In North America, Europe, Asia and Brazil (the Company’s primary markets), federal, state and local governments have recommended or mandated actions to slow the transmission of COVID-19.  These actions include the implementation of shelter-in-place orders, quarantines, significant restrictions on travel, and restrictions that prohibit non-essential employees from occupying their place of work. There remains considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus. The COVID-19 pandemic has created significant volatility in the global economy and financial markets, resulting in a significant reduction in both economic activity and employment levels. The COVID-19 pandemic has disrupted the global automotive industry. The Company, along with many of the Company’s customers and suppliers, temporarily closed or limited operations at production facilities. The Company’s revenues have been significantly and negatively affected by the closure of automotive facilities during fiscal year 2020. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on liquidity, ability to effectively meet short- and long-term financial obligations, and accounting estimates. While most automotive operations the Company supports have resumed operations, the extent to which normal purchasing activities by the Company’s customers will return remains uncertain. Any further delays in resumption of activity from customers and any future wave of COVID-19 or other similar outbreaks could further adversely affect the Company’s business. In response, the Company has implemented cost reduction efforts to help mitigate the impact on the business including reducing discretionary spending and various other measures.

24. Subsequent Event

On September 27, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Atlas Copco North America LLC, a Delaware limited liability company (“Parent”), and Odyssey Acquisition Corp., a wholly owned subsidiary of Parent (“Merger Subsidiary”), providing for the merger of Merger Subsidiary with and into the Company (the “Merger” and, collectively with the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

At the effective time of the Merger, each issued and outstanding share of common stock of the Company immediately prior to the Effective Time (other than shares owned by the Company) shall be converted into the right to receive $7.00 per share in cash, without interest (the “Merger Consideration”).  Immediately prior to the effective time of the merger, subject to the terms and conditions of the Merger Agreement, each outstanding and unexercised stock option, restricted stock unit, and performance share unit shall automatically and without any required action on the part of the holder thereof, become immediately vested and be cancelled and converted into the right to receive (without interest) from the Company an amount in cash based in part on the options, restricted stock units, or performance share units held immediately prior to the effective date.

The Board of Directors of the Company (the “Board”) has unanimously determined that the Merger Agreement and the Transactions contemplated thereby, including the Merger, are advisable and in the best interests of the Company and its shareholders and the Board has resolved to recommend to the shareholders of the Company that they vote in favor of the approval of the Merger Agreement and the Merger.

The Merger is subject to customary closing conditions, including shareholder and regulatory approvals.

The Merger Agreement contains certain termination rights for each of the Company and Parent. In addition to their respective termination rights, and subject to certain limitations, the Company or Parent may terminate the Merger Agreement if the Merger is not consummated by June 27, 2021.

Upon termination of the Merger Agreement in accordance with its terms, under specified circumstances, the Company could be required to pay Parent a termination fee of $2,100,000.

If the Merger is consummated, the Shares will be delisted from The Nasdaq Stock Market LLC (Nasdaq Global Market) and deregistered under the Securities Exchange Act of 1934.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

The Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “1934 Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.  Rule 13a-15(e) of the 1934 Act defines “disclosure controls and procedures” as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive and principal financial officers, conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2020.  This assessment was performed using the criteria established under the Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on this assessment, management concluded that our internal controls over financial reporting were effective as of June 30, 2020.

Remediation of Material Weakness

Following the identification of the material weaknesses described in our Annual Report on Form 10-K for the year ended June 30, 2019, we initiated remediation measures to address the material weakness over income tax accounting, specifically controls over the income tax provisions, which included the hiring of qualified personnel, the hiring of an outside tax consultant and the implementation of specific review procedures, including the added involvement of the Chief Financial Officer in the review of tax accounting. Based on the implementation work and results obtained, we have completed the processes in remediating the material weaknesses noted in our Form 10-K filed for the year ended June 30, 2019.

Changes In Internal Control Over Financial Reporting

Except as otherwise discussed above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 identified in connection with our evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Matters to Come Before the Meeting – Proposal 1:  Election of Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance – Code of Ethics” and “Executive Officers”, of the Company’s proxy statement for our 2020 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

The information contained under the captions “Matters to Come Before the Meeting – Proposal 1:  Election of Directors – Director Compensation for Fiscal 2020”, “Matters to Come Before the Meeting – Proposal 1:  Election of Directors – Standard Director Compensation Arrangements”, “Corporate Governance – Management Development, Compensation and Stock Option Committee Interlocks and Insider Participation” and “Compensation of Executive Officers” of the Proxy Statement is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2020, including the 2004 Stock Incentive Plan and the Employee Stock Purchase Plan (together, the “Plans”):

			Weighted	Number of securities
			average exercise	remaining available for
	Number of securities		price of	future issuance under
	to be issued upon		outstanding	equity compensation
	exercise of		options,	plans (excluding
	outstanding options,		warrants and	securities reflected in
Plan Category	warrants and rights		rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders:
2004 Stock Incentive Plan	204,926	(1)	$7.28	1,129,674
Employee Stock Purchase Plan	-	(2)	-	119,536
Total equity compensation plans approved
by shareholders	204,926		$7.28	1,249,210

(1)

Awards under the 2004 Stock Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.

(2)

Does not include an undeterminable number of shares subject to a payroll deduction election under the Employee Stock Purchase Plan for the period from July 1, 2020 until December 31, 2020, which will not be issued until January 2021.

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

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1

Agreement and Plan of Merger, dated as of September 27, 2020 among Perceptron Inc., Atlas Copco North America LLC and Odyssey Acquisition Corp. is incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on September 28, 2020, File No. 000-20206.

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

4.6 *	Amendment No. 2 to Credit Agreement, dated August 17, 2020, between the Company and Chemical Bank.

4.7

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

4.9

First Amendment to First Amended and Restated Rights Agreement, dated as of August 20, 2018 between Perceptron, Inc. and American Stock Transfer & Trust Company, LLC is incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on August 20, 2018, File No. 000-20206.

4.10

Second Amendment to First Amended and Restated Rights Agreement, dated as of September 27, 2020 between Perceptron, Inc. and American Stock Transfer & Trust Company is incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 28, 2020, File No. 000-20206.

4.11

Promissory Note, dated April 16, 2020, between the Company and TCF National Bank, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 21, 2020, File No. 000-20206.

4.12

Consent to SBA PPP Loan, dated April 21, 2020, between the Company and Chemical Bank, a division of TCF National Bank, is incorporated by reference to Exhibit 10.57 of the Company’s Report on Form 10-Q for the Quarter Ended March 31, 2020, File No. 000-20206.

4.13 *	Email Amendment to PPP Loan, dated September 18, 2020, from TCF National Bank.

4.14

Certain instruments defining the rights of holders of the long-term debt of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K.  The Company hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

4.15 *	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.	Material Contracts.

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

10.29@

Written Descriptions of the Fiscal 2019 Executive Short Term Incentive Plan and Fiscal 2019 Executive Long Term Incentive Plan dated as of December 20, 2018, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 21, 2018, File No. 000-20206.

10.30@

Written Descriptions of the Fiscal 2020 Executive Short Term Incentive Plan and Fiscal 2020 Executive Long Term Incentive Plan dated as of September 16, 2019, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 19, 2019, File No. 000-20206.

10.31@

Performance Share Unit Award Agreement, effective November 12, 2019, between the Company and Jay W. Freeland, is incorporated by reference to Exhibit 10.54 of the Company's Report on Form 10-Q for the Quarter Ended December 31, 2019, File No. 000-20206.

10.32@

Offer Letter, executed December 30, 2019, between the Company and Bill Roeschlein, is incorporated by reference to Exhibit 10.55 of the Company's Report on Form 10-Q for the Quarter Ended December 31, 2019, File No. 000-20206.

10.33@

Severance Agreement dated September 1, 2020 between Bill Roeschlein and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 8, 2020 File No. 000-20206

10.34@

Severance Agreement, dated December 6, 2016 between Richard J. Van Valkenburg and the Company is incorporated by reference to Exhibit 10.44 of the Company’s Report on Form 10-K for the Year Ended June 30, 2017, File No. 000-20206.

10.35@

Severance Agreement, dated October 19, 2016 between David L. Watza and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 27, 2015, File No. 000-20206.

10.36@

First Amendment to Severance Agreement, dated November 17, 2016 between David L. Watza and the Company is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 21, 2016, File No. 000-20206.

10.37@

Release Agreement, dated November 12, 2019, between David L. Watza and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on November 12, 2019, File No. 000-20206.

10.38

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

21.*	A list of subsidiaries of the Company.

23.*	Consent of Experts and Counsel.

31.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

32.2*	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, has been formatted in Inline XBRL.

*      Filed herewith

@    Indicates a management contract, compensatory plan or arrangement.

(P)   Paper exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Perceptron, Inc.
(Registrant)

Date: September 28, 2020	By:	/s/ Jay W. Freeland
Jay W. Freeland
Chairman of the Board and Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: September 28, 2020	By:	/s/ Bill Roeschlein
Bill Roeschlein
Interim Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jay W. Freeland	Chairman of the Board and Interim President and Chief Executive Officer	September 28, 2020
Jay W. Freeland	(Principal Executive Officer)

/s/ Sujatha Kumar	Director	September 28, 2020
Sujatha Kumar

/s/ John F. Bryant	Director	September 28, 2020
John F. Bryant

/s/ C. Richard Neely, Jr.	Director	September 28, 2020
C. Richard Neely, Jr.

/s/ James A. Ratigan	Director	September 28, 2020
James A. Ratigan

/s/ William C. Taylor	Director	September 28, 2020
William C. Taylor