Form 10-K/A
period 2020-06-30
PERCEPTRON INC/MI
filed 2020-11-03
CIK 887226

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

The number of shares of Common Stock, $0.01 par value, issued and outstanding as of October 27, 2020 was 9,779,547.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the Securities and Exchange Commission on September 28, 2020, stated that some of the information required by Part III was incorporated by reference from the definitive proxy statement for our 2020 annual meeting of shareholders (the “annual meeting), as permitted by General Instruction G(3) to Form 10-K. Since the definitive proxy statement for our annual meeting has not been filed within 120 days after the end of our 2020 fiscal year, we are amending our 2020 Form 10-K to include the information previously stated to be incorporated by reference from the definitive proxy statement.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information regarding the current directors of the Company and director nominees for election to the Company’s Board of Directors (the “Board”). In addition, a description of the specific experience, qualifications, attributes and skills that led our Board to conclude that each of the nominees and each of the members of the Board should serve as a director follows the biographical information of each director or director nominee below.

Name, Age and Status	Position, Principal Occupations and Other Directorships
Jay W. Freeland, 51, Director and Director Nominee

Director since December 2018, Chairman of the Board since May 2019, and Interim President and Chief Executive Officer since November 2019. Mr. Freeland served as President and Chief Executive Officer of FARO Technologies, Inc. (“FARO”) from December 2006 until December 2015 and as a Director of FARO from February 2006 until December 2015. Mr. Freeland was a Co-Chief Executive Officer of FARO from January 2006 until December 2006 and served as President and Chief Operating Officer of FARO from November 2004 until January 2006. FARO is a publicly traded global technology company that designs, develops, manufactures, markets and supports software driven, three-dimensional measurement, imaging and realization systems. From April 2003 until November 2004, Mr. Freeland was the Founder & President of Freeland Solutions, LLC, a strategy and management consulting firm. From July 1991 until April 2003, Mr. Freeland held various positions with General Electric Company and its affiliates, including Vice President – Global Sales, Marketing & Commercial Operations – GE Energy Rentals and President and Chief Operating Officer of GE Harris Energy Control Systems, LLC.

Mr. Freeland brings extensive executive, financial management, sales, international operations, business development and strategic planning expertise and experience to the Board, as well as extensive knowledge and experience in the metrology industry.

John F. Bryant, 36, Director and Director Nominee

Director since August 2016. Mr. Bryant has served as Vice President and Senior Managing Director, Absolute Return Strategies, for Harbert Management Corporation since January 2019. Since January 2019, he also has served as a Senior Advisor to the Harbert Discovery Fund GP, LLC, an investment management firm that serves as the General Partner of Harbert Discovery Fund, LP. From 2014 until January 2019, Mr. Bryant served as a Director and Co-Portfolio Manager of the Harbert Discovery Fund GP, LLC. Prior to joining Harbert, from 2007 until 2012, Mr. Bryant served as Vice President of BlackRock, Inc., a multinational investment corporation, where he focused on developing, seeding, and launching new proprietary investment funds.

Mr. Bryant brings extensive financial capital market and investment management experience to the Board.

Sujatha Kumar, 55, Director and Director Nominee

Director since September 2019. Ms. Kumar has served as Founder and President of Ayatis LLC, a privately held consulting firm assisting technology and large industrial companies on strategy, technology and operational improvements since October 2013. Since February 2018, she has served as a Technology Advisor to Knightsgate Ventures, a venture capital fund, advising in technology matters for its portfolio companies and evaluating new investment opportunities for the fund. From January 2013 to September 2013, Ms. Kumar served as President of Mangan Software Solutions, a technology consulting subsidiary of Mangan, Inc. Prior to that, she was Global Director of Advanced Solutions for Honeywell Process Solutions, a provider of industrial automation and control solutions, from January 2011 to January 2013, Vice President and General Manager of the Americas for Matrikon International, a supplier of open platform communication products for control automation, from March 2008 to December 2011,

Director of the North America Euriware Division of Areva, a consultancy and systems integration provider, and from September 2002 to December 2005, Chief Information Officer of FCI, a manufacturer of electronic components for consumer, data, communications and automotive markets, based in Paris, France.

Ms. Kumar brings extensive executive level domestic and international experience directing high-growth technology companies to the Board, as well as business development, marketing, commercialization, organizational and strategic planning expertise and experience.

C. Richard Neely, Jr., 66, Director and Director Nominee

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

James A. Ratigan, 72, Director and Director Nominee

Director since August 2016. Mr. Ratigan was a director of Perceptron from 1989 to 1996 and from 2003 to 2013. Since December 2018, Mr. Ratigan has served as a Managing Director of IFMOI Consulting Services, LLC, a privately held consulting firm that provides part-time and interim financial and accounting management services. Mr. Ratigan has served as an Adjunct Professor of Business Administration at Delaware Valley University since 2015. Prior to that, he served as Chief Financial Officer of Nitric BioTherapeutics, Inc., a privately held specialty pharmaceutical, drug delivery systems and biotechnology company, from 2005 to 2014. From August 2003 to April 2006, Mr. Ratigan was an independent consultant providing consultative services to two specialty pharmaceutical companies, a biotechnology company and a private equity firm. Mr. Ratigan was Executive Vice President, Chief Financial Officer and Secretary of Orapharma, Inc. from June 1997 to August 2003, a publicly-held specialty pharmaceutical company that was acquired by Johnson and Johnson, Inc. He served as Perceptron’s Chief Operating Officer from May 1994 to April 1996 and Chief Financial Officer from December 1993 to June 1996. Mr. Ratigan holds a B.S. in Accounting and Finance from LaSalle University, and is a Certified Public Accountant.

Mr. Ratigan’s historical knowledge of the Company and its operations, including his previous experience serving on the Company’s Board, his extensive financial and executive management experience and financial expertise, provide important insight to the Board.

William C. Taylor, 71, Director and Director Nominee

Director since August 2016. Mr. Taylor served as President of the Economic Development Partnership of Alabama (the “EDPA”), a private, statewide organization that works to attract and retain business and industry and address other critical issues affecting economic development such as workforce development from 2009 until March 2017. Prior to joining the EDPA, Mr. Taylor worked for Mercedes-Benz U.S. International, Inc., where he served as President and CEO from 1999 to 2009 and Vice President Operations from 1993 to 1999. Prior to joining Mercedes-Benz, Mr. Taylor served as the Vice President Manufacturing of Toyota Motor Manufacturing Canada from 1987 to 1993 and held various roles with Ford Motor Company Canada from 1969 to 1987.

Mr. Taylor’s automotive background, knowledge of global operations and executive management bring important expertise to the Board.

Executive Officers

The executive officers listed below were appointed by the Board and serve in the capacities indicated. Executive officers are normally appointed annually by the Board and serve at the pleasure of the Board.

Name and Age	Position and Principal Occupations
Jay W. Freeland, 51	Interim President and Chief Executive Officer since November 2019. Mr. Freeland’s business experience is described under Item 10 – “Directors, Executive Officers and Corporate Governance – Directors.”
Bill Roeschlein, 51

Interim Vice President, Finance and Chief Financial Officer since January 2020. Mr. Roeschlein previously served as Chief Financial Officer and Principal Financial and Accounting Officer of Intermolecular, Inc. from April 2017 until December 2019 and as Vice President of Finance from August 2015 to April 2017. From January 2015 to July 2015 and from May 2010 to December 2012, Mr. Roeschlein was an advisor for high technology companies, including Trident Microsystems, Inc. From January 2013 to December 2014, Mr. Roeschlein served as Chief Financial Officer of Aurora Algae, Inc., a producer of algae-derived products for the nutrition and biofuel markets. From 2008 to 2010, Mr. Roeschlein served as Chief Financial Officer for Power Integrations, Inc., a supplier of high-voltage analog semiconductors for power conversion. From 2006 to 2008, Mr. Roeschlein served as Chief Financial Officer for Selectica, Inc., a provider of cloud-based software solutions. Prior to 2006, Mr. Roeschlein served in various corporate controller and financial management roles at Ultra Clean Technology, Asyst Technologies, Hewlett-Packard and Coopers & Lybrand.

Richard J. Van Valkenburg, 52

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

Code of Ethics and Corporate Governance Guidelines

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to the Company’s directors, executive officers and other employees. We have also adopted Corporate Governance Guidelines which, together with our articles of incorporation, bylaws, and charters for the Audit Committee, Management Development Committee and Nominating Committee, form the framework for the effective governance of the Company. The Code of Ethics and Corporate Governance Guidelines are available on our website at www.perceptron.com. Shareholders may also obtain a written copy of the Code of Ethics and Corporate Governance Guidelines, without charge, by sending a written request to the Investor Relations Department, Perceptron, Inc., 47827 Halyard Drive, Plymouth, Michigan 48170-2461. We will disclose any amendments to, or waivers from, the provisions of the Code of Ethics or the Corporate Governance Guidelines applicable to the directors or executive officers on the Company’s website.

Certain information relating to corporate governance matters can be viewed at www.perceptron.com, free of charge, including our (i) charters for the Audit Committee, Management Development Committee and Nominating Committee, (ii) Code of Ethics and (iii) Corporate Governance Guidelines. We intend to post additional information on this website from time to time as the Board adopts or revises policies and procedures. The information found on our website is not part of this or any report we file with, or furnish to, the SEC.

CORPORATE GOVERNANCE

Board Leadership Structure and Board and Committee Information

The Company’s Board consists of five independent directors and one management director, Mr. Freeland. The Board is responsible for direction of the overall affairs of the Company. The Board has established three standing committees, being 1) the Audit Committee, 2) the Management Development, Compensation and Stock Option Committee (the “Management Development Committee”), and 3) the Nominating and Corporate Governance Committee (the “Nominating Committee”), as further detailed below. Each of the committees is comprised solely of independent directors and each committee has a different chair. The Company believes that it is beneficial to have a non-executive Chairman who is responsible for leading the Board, however, in connection with the departure of our prior President, Chief Executive Officer and Chief Financial Officer on November 12, 2019, our Chairman agreed to become our Interim President and Chief Executive Officer until the Board appoints a new President and Chief Executive Officer. As a result, during this interim period, the Company does not have a non-executive Chairman. The Board determined not to appoint a lead independent director during the interim period because it was expected that Mr. Freeland would resume his role as non-executive Chairman following the appointment of a new President and Chief Executive Officer. The Company also believes that a predominantly independent Board, mixed with the experience of its management director, constitutes a leadership structure that is most appropriate for the Company and its shareholders at this time because it supports strategy development and execution and facilitates information flow between senior management and the Board. The Board retains the authority to modify this structure to best address the Company’s unique circumstances as and when appropriate.

Our directors are elected to serve until their successors are elected. The Board, and each committee thereof, meets formally from time to time and also takes action by consent resolutions. During the fiscal year ended June 30, 2020 (“fiscal 2020”), the Board met a total of twelve times. All of the current directors who are standing for re-election attended at least 75% of the total meetings of the Board, and of any committee on which they served, held during the period in fiscal 2020 in which they served as directors or members of any such committees. Our policy is that each director is strongly encouraged to attend the annual meeting if reasonably possible. All of the directors attended the 2019 Annual Meeting of Shareholders.

Chairman

Mr. Freeland has been elected by the directors to serve as Chairman of the Board. The Chairman provides leadership to enhance the Board’s effectiveness, presides over meetings of the directors, and serves as liaison between the Board and management. The Chairman is responsible for determining when to hold executive sessions held by the independent directors.

The Board has delegated certain authority to an Audit Committee, a Management Development Committee and a Nominating Committee to assist it in executing its duties. The Board has adopted charters for each of these Committees. The charters are available on our website at www.perceptron.com. The Board determined that all of the directors, other than Mr. Freeland, are “independent directors” as defined in Marketplace Rule 4200(a)(15) of NASDAQ.

The composition and principal functions of each Committee are as follows:

Audit Committee

The Audit Committee is comprised of three outside members of the Board. The members of the Audit Committee are Messrs. Neely, who serves as Chairman, Ratigan and Taylor. The Board determined that all of the members of the Audit Committee are independent as required by the rules of the Securities and Exchange Commission (“SEC”) and NASDAQ listing standards for audit committee members. In addition, the Board determined that both Messrs. Neely and Ratigan qualify as an “audit committee financial expert” as defined by applicable SEC rules and that each of the Audit Committee members satisfies all other qualifications for Audit Committee members set forth in the applicable NASDAQ rules. The Audit Committee held eight meetings in fiscal 2020.

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

Management Development, Compensation and Stock Option Committee

The Management Development Committee is comprised of three outside members of the Board. The members of the Management Development Committee prior to November 19, 2019 were Messrs. Taylor who serves as Chairman, Bryant and Freeland. Subsequent to November 19, 2019, the members of the Management Development Committee are: Messrs. Taylor, who serves as Chairman and Bryant and Ms. Kumar. The Board determined that all members of the Management Development Committee are independent as required by the NASDAQ listing standards for compensation committees responsible for determining compensation of executive officers. The committee held five meetings in fiscal 2020.

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

Seven employees are currently under the purview of the Management Development Committee, including all of the current executive officers named in the Summary Compensation Table included herein. Mr. Freeland participates in meetings of the Management Development Committee and makes recommendations with respect to the annual compensation of employees under the Committee’s purview. The Management Development Committee separately determines the compensation of Mr. Freeland in executive session. Pursuant to its charter, the Management Development Committee is authorized to retain its own compensation consultants and outside legal, accounting, and other advisers at the Company’s expense. Such consultants and advisers report directly to the Management Development Committee and the Committee has the sole authority to hire and fire any compensation consultants or advisers. The Management Development Committee does not delegate its authority to such consultants or advisers.

Nominating and Corporate Governance Committee

The Nominating Committee is comprised of three outside members of the Board. Prior to November 19, 2019, the members of the Nominating Committee were: Messrs. Bryant, who serves as the Chairman, Freeland and Neely. Subsequent to November 19, 2019, the members of the Nominating Committee were: Messrs. Bryant, who serves as the Chairman and

Neely and Ms. Kumar. The Board determined that all members of the Nominating Committee are independent as required by the NASDAQ listing standards for nominating committee members. The committee held three meetings in fiscal 2020.

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

The Nominating Committee may use various methods to identify director candidates, including recommendations from existing Board members, management, shareholders, professionals and other sources outside the Company, which could include third-party search firms. The Nominating Committee will evaluate and screen the list of potential nominees and narrow the list to individuals they believe best satisfy the needs of the Company. The Nominating Committee will conduct interviews and gather additional information concerning the individuals, as they deem appropriate. Based on the foregoing, the Nominating Committee will recommend to the Board the number of members of the Board to be elected at the next annual meeting of shareholders of the Company and the persons to be nominated for election to the Board. Director candidates need not possess any specific minimum qualifications. Rather, a candidate’s suitability for nomination and election to the Board will be evaluated in light of the portfolio of skills, experience, perspective and background required for the effective functioning of the Board. While the Company does not have a formal written diversity policy, the Nominating Committee believes it is important to consider diversity of race, ethnicity, gender, age, education, cultural background and professional experience in evaluating candidates relating to the Company’s business in an effort to promote balanced deliberation and consideration of matters presented to the Board. Among the desired qualities that the Nominating Committee will consider are: (i) high ethical character; (ii) practical intelligence and judgment, an inquiring mind and a good range of problem solving skills; (iii) independence; (iv) ability to work in a collaborative culture; (v) high-level leadership experience and personal achievement; (vi) sufficient personal commitment and time to devote to responsibilities as a director; and (vii) capacity and desire to represent the balanced best interests of the shareholders as a whole. In making its recommendations, the Nominating Committee will take into consideration the tenure of any director who has served on the Board for over ten years. Generally, the Nominating Committee will not recommend candidates who have reached age 75.

The Nominating Committee will consider candidates recommended by shareholders using the same procedures and standards utilized for evaluating candidates recommended by other sources except that the Nominating Committee will not consider a director nominee proposed by a shareholder if (i) the shareholder does not submit the required information timely; (ii) the shareholder or group of shareholders proposing the director nominee do not beneficially own, in the aggregate, more than 5% of the shares of Company common stock, with the shares of Company common stock used to satisfy this requirement owned for at least one year prior to the date of the recommendation, or (iii) the shareholder proposes as the nominee himself or herself, or an affiliate or affiliated party.

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

The Company’s risk structure allows the Company’s independent directors to exercise effective oversight of the actions of management, led by Mr. Freeland as Interim President and Chief Executive Officer, in identifying the risks and implementing effective risk management policies and controls.

Shareholder Communications with the Board of Directors

Shareholders desiring to communicate with the Board or any individual director may send communications to the Board in writing by mail addressed to the Board of Directors or an individual director, c/o Secretary, Perceptron, Inc., 47827 Halyard Drive, Plymouth, MI 48170-2461 or by e-mail addressed to boardofdirectors@perceptron.com.

ITEM 11:	EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

Narrative Disclosure Regarding Compensation

Executive Summary. This Narrative Disclosure Regarding Compensation (“NDC”) is intended to provide information about our compensation objectives and policies for our principal executive officer, our principal financial officer and our other named executive officers (the “NEOs”) included in the Summary Compensation Table that follows this discussion. This NDC is intended to place in perspective the compensation information contained in the tables that follow this discussion.

During fiscal 2020, the Management Development Committee, after reviewing the Company’s executive compensation programs, determined to not change the principal components of our programs as discussed below. This approach was supported by the results of the advisory vote by shareholders of the Company at the Annual Meeting of Shareholders held on November 18, 2019 at which the “Say on Pay” Advisory Vote on Executive Compensation was approved by 97.5% of the shareholders voting on the proposal.

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

Our compensation philosophy at all levels of the organization emphasizes performance-based compensation. This is particularly true of our executive compensation program, which has been designed to link executive compensation to Company performance through at-risk compensation opportunities, providing significant reward to executives who contribute to our success. A significant portion of our NEOs and other executives’ potential annual cash compensation is tied to our revenue and profitability goals, other than individuals serving in interim positions because of the temporary nature of those positions. We provide long-term incentives to our team through periodic stock awards. Through stock awards to our NEOs and other executives, we have tied a significant portion of their future compensation potential to the creation of long-term shareholder value. Further, we believe that stock-based incentives for team members, in addition to providing an incentive for their continued employment, more closely align their interests with those of the Company and its shareholders.

Our approach to NEO base salaries is to ensure that they are competitive so that they are effective in attracting and retaining a high-quality executive team. Similarly, in designing our employee benefit programs and severance and change in control benefits, we strive to offer benefits consistent with the general practice of comparable companies.

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

Equity Ownership Guidelines. The Management Development Committee determined to implement equity ownership guidelines for our executive team. In August 2017, the Board determined that the Chief Executive Officer and other NEOs should hold shares equal to one-times and one-half-times their base salaries, respectively. This will be accomplished by requiring these executives to retain at least 25% of the net shares of Company common stock acquired upon the vesting or exercise of any equity incentive awards, after deducting the number of shares of Company common stock that were withheld or sold to pay applicable taxes and/or exercise price, until the executive has met the ownership guidelines. This requirement is measured each year at June 30th.

Hedging Transactions. The Company has not adopted any practices or policies regarding the ability of employees (including officers) or directors of the Company, or any of their designees, to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s equity securities. Accordingly, employees (including officers) and directors of the Company, or any of their designees, are permitted to purchase such financial instruments. The Nominating Committee has discussed and is considering the adoption of a hedging policy.

The Role of the Management Development Committee and Chief Executive Officer in the Compensation Process. The Management Development Committee is responsible for the planning, review and administration of our executive compensation program and stock-based executive compensation programs. During the fiscal year ended June 30, 2020, all members of this Committee were non-employee directors of the Company. The Management Development Committee generally meets in conjunction with regularly scheduled Board meetings and between Board meetings at the request of the Chief Executive Officer or the Management Development Committee.

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

The Management Development Committee has not established a set percentage relationship between the size of the Chief Executive Officer’s compensation package as compared to the other NEOs. However, historically one of the factors considered by the Management Development Committee in setting the Chief Executive Officer’s compensation (other than a Chief Executive Officer serving on an interim basis) is the level of compensation awarded to the other NEOs for each element of compensation.

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

The Management Development Committee generally reviews all elements of compensation as a whole in establishing executive compensation. It does not have a pre-set formula for the proper mix of the elements, other than the annual cash incentive and equity incentive plans. In the case of our annual cash incentive and equity incentive plans, each of our NEOs and other executives who participate in such plans has a set target percentage of his or her base salary that can be earned as an annual cash incentive and an equity incentive for achievement of Company-wide performance metrics.

The Role of Risk Assessment in Compensation Planning. As part of its process of developing and implementing the Company’s compensation programs for both executive and non-executive team members, the Management Development Committee considers whether the programs being proposed have the potential to create risks that could have a material adverse effect on the Company. The Management Development Committee believes that the Company’s compensation programs have been structured with an appropriate balance between providing strong compensation-related incentives to the team to drive revenue and profit growth, without encouraging them to take excessive risks to achieve growth. For instance, while the Company uses performance-based compensation at all levels of its compensation program, base salary still represents the largest single portion of all team members’ cash compensation. This encourages team members to take appropriate risks to achieve established goals but tempered by the need to maintain the Company’s long-term established business assets and value. Further, Company revenue and operating income targets used in incentive plans are based upon the Company’s operating budget for the fiscal year generally developed by the executives and the team and approved by the Company’s Board of Directors. By setting targets in this fashion, the Management Development Committee strives to set realistic targets to drive reasonably achievable growth. In addition, the amount that can be earned by the executives and the team under this plan are capped at a percentage of the team member’s base salary, discouraging risk taking to achieve performance levels significantly above the expected levels of performance.

Key Elements of Compensation for Fiscal 2020

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

In connection with the appointment of Mr. Freeland as Interim President and Chief Executive Officer in November 2019, the Management Development Committee set Mr. Freeland’s weekly base salary at $3,200. Mr. Freeland’s base salary is payable in Company common stock on each of March 1, June 1, September 1 and December 1, based upon the accrued compensation for the period, divided by the closing market price of Company common stock on such date, pursuant to the terms of the Company’s 2004 Stock Plan, except for the amount of the applicable withholding taxes, which is paid in cash. This amount was determined based upon the interim, part-time nature of his role with the Company. Mr. Freeland also receives an annual retainer of $100,000 for his service as Chairman of the Board.

In connection with the appointment of Mr. Roeschlein as Interim Vice President, Finance and Chief Financial Officer of the Company in January 2020, the Management Development Committee set Mr. Roeschlein’s weekly base salary at $7,200. This amount was determined based upon negotiations with Mr. Roeschlein and in recognition of the interim, part-time, nature of his role.

In connection with the appointment of Mr. Van Valkenburg as Vice President, Global Sales and Marketing in December 2016, his base salary was set at $215,000. In March 2017, the Management Development Committee approved a merit increase for Mr. Van Valkenburg and set his salary at $220,000, which coincided with merit increases for all U.S.-based employees. In April 2018, the Management Development Committee approved a 4.5% merit increase for Mr. Van Valkenburg, which coincided with merit increases for all U.S.-based employees and set his salary at $230,000. The Management Development Committee did not approve any increases in Mr. Van Valkenburg’s base salary since then.

In April 2018, the Management and Development Committee approved a 4% merit increase for Mr. Watza, who served as President and Chief Executive Officer of the Company until November 12, 2019. This increase coincided with merit increases for all U.S.-based employees and set his salary at $338,000. The Management Development Committee set his base salary at a level they viewed as commensurate with amounts paid to his predecessors. The Management Development Committee did not approve any further increases in Mr. Watza’s base salary prior to his resignation.

Annual Non-Equity Incentive Plan. Our executives and director-level team members, other than our interim executives, are eligible for annual cash incentive opportunities. Generally, at the beginning of each fiscal year, the Management Development Committee develops a cash incentive plan applicable to the Chief Executive Officer of the Company, the other NEOs and our other executives and director-level team members.

In the case of our annual cash incentive, each of our executives and director-level team members, including the NEOs, typically has a set target percentage of their base salary that can be earned as an annual cash profit sharing incentive for achievement of Company-wide performance metrics and individual strategic goals.

For fiscal 2020, the Management Development Committee adopted the Fiscal 2020 Executive Short Term Incentive Plan, which applied to Messrs. Watza and Van Valkenburg, our other executives and director-level team members. Messrs. Freeland and Roeschlein did not participate in the Fiscal 2020 Executive Short Term Incentive Plan because of their interim role at the Company. Under the Fiscal 2020 Executive Short Term Incentive Plan, participants could earn annual incentive cash compensation at the direction of the Management Development Committee, to be paid from a bonus pool funded under the terms of the plan. The amount of the bonus pool available for payment to the Company’s key executives was to be determined based upon the Company’s achievement of specific results with respect to corporate revenue and operating income targets for fiscal 2020. The weightings of these targets for fiscal 2020 were as follows:

Fiscal 2020 Targets	Weighting
Company Revenue	50%
Company Operating Income Before Incentive Compensation	50%

The financial targets include progressive threshold (90% of target for Company Revenue and 75% for Company Operating Income Before Incentive Compensation), target and maximum (110% of target for Company Revenue and 150% of target for Company Operating Income Before Incentive Compensation) performance level incentive objectives. The Management Development Committee could adjust the calculation of the Company Revenue target and the Company Operating Income Before Incentive Compensation target to account for unforeseen, unanticipated, unusual and/or non-ordinary course events and issues. Furthermore, the Company’s Operating Income Before Incentive Compensation had to be at least 75% of the target level under the Company’s Fiscal 2020 Operating Budget for any bonus pool to be funded under the Executive Short Term Incentive Plan.

If the threshold objectives were met, the Company would fund a bonus pool under the Fiscal 2020 Executive Short Term Incentive Plan. The bonus pool amount would be calculated as follows: the aggregate predetermined participation levels of all participants, which is a percentage of base salary of each participant (55% for Mr. Watza and 35% for the other executive officers), multiplied by the Percentage of the Bonus Target Earned, subject to adjustment to reflect achievement of individual performance goals. The Percentage of the Bonus Target Earned is calculated as follows: (i) Percentage of Company Revenue Bonus Target Earned multiplied by 0.40, plus (ii) Percentage of Company Operating Income Before Incentive Compensation Bonus Target Earned multiplied by 0.40, plus (iii) Percentage of Company Revenue Bonus Target Earned multiplied by the Individual Performance Objectives Earned Factor (between 0 and 0.10), plus (iv) Percentage of Company Operating Income Before Incentive Compensation Bonus Target Earned multiplied by the Individual Performance Objectives Factor (between 0 and 0.10). The Management Development Committee was responsible for establishing individual performance objectives for each of the participants. The Management Development Committee determines the percentage of actual achievement of those individual performance goals (between 0 and 100%). The Individual Performance Objectives Factor is determined by multiplying 0.10 by the percentage of the individual performance goals achieved by the participant. The bonus pool amount could have been between 0% (assuming the threshold objective was not met) and 175% (assuming the maximum objectives were met) of the aggregate predetermined participation levels of all participants, with a bonus pool amount of 100% of the aggregate predetermined participation levels of all participants if the target objectives were met.

The aggregate payouts under the Fiscal 2020 Executive Short Term Incentive Plan payable to all participants could not exceed the bonus pool amount. The amount of the bonus pool to be received by Mr. Watza and the other executives was to be determined at the discretion of the Management Development Committee based upon the Company’s financial performance, the participant’s base salary, his or her predetermined participation level and his or her achievement of individual performance objectives. Participating team members under the Fiscal 2020 Executive Short Term Incentive Plan had to be employed on or before December 31, 2019 in order to be eligible. Participating team members hired between July 1, 2019 and December 31, 2019, were eligible for a pro-rata portion of their individual participation level. Participating team members had to be employed by the Company at the date of the payouts, except as otherwise provided under any severance agreement applicable to the participant. See Item 11 – “Executive Compensation - Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control.” The Management Development Committee reserved the right to increase, decrease or eliminate any payout under the Fiscal 2020 Executive Short Term Incentive Plan for any participant, including to provide for no payout even if the financial performance targets or strategic objectives were achieved by the participant.

After completion of fiscal 2020, the Management Development Committee determined the extent to which the specified goals relating to the financial targets were achieved. Our fiscal 2020 Revenue and Operating Income Before Incentive Compensation for purposes of the Fiscal 2020 Executive Short Term Incentive Plan were below the target thresholds. Accordingly, no bonus pool was funded under the Fiscal 2020 Executive Short Term Incentive Plan and so no bonus was payable to any executives under that plan.

Long Term Equity Incentive Plan. Our executives and director-level team members are eligible for equity incentive opportunities. Generally, at the beginning of each fiscal year, the Management Development Committee develops an equity incentive plan applicable to the Chief Executive Officer of the Company, the other NEOs and our other executives and director-level team members.

Under the Fiscal 2020 Executive Long Term Incentive Plan (the “Executive Long Term Incentive Plan”), the Company’s key executives, including the named executive officers, other than Messrs. Freeland and Roeschlein, can earn performance share award units under the 2004 Stock Plan. Messrs. Freeland and Roeschlein did not participate in the Executive Long Term Incentive Plan because of their interim roles at the Company.

The equity awards were granted on October 1, 2019. The specific target number of performance share award units that each participant receives was determined by dividing an award amount denominated in dollars by the closing price of the Company common stock on NASDAQ on the date the performance share award units were awarded. The award amount is equal to a predetermined percentage of the participant’s base salary (20% for Mr. Watza and 15% for the other executives, with Mr. Watza and Mr. Van Valkenburg receiving a grant of 14,569 and 7,435 of performance share award units, respectively. The Management Development Committee determined to only grant performance share award units under the Executive Long Term Incentive Plan and not also grant restricted stock units as it has done in past years because the level of actual performance to target achieved in fiscal 2019 and the projected level of performance forecasted for fiscal 2020 did not warrant such an additional grant for fiscal 2020.

Subject to the Company’s achievement of specified results with respect to corporate revenue and operating income targets for plan years 2020, 2021 and 2022 (the “Performance Measures”), 33-1/3% of the performance share award units vest based upon the achievement of Performance Measures for plan year 2020 (the “Fiscal 2020 Tranche”), 33-1/3% based upon the achievement of Performance Measures for plan year 2021 and 33-1/3% based upon the achievement of Performance Measures for plan year 2022, provided the participant remains employed with the Company on each of the relevant vesting dates. Plan year 2020 is from July 1, 2019 to June 30, 2020, plan year 2021 is from July 1, 2020 to June 30, 2021 and plan year 2022 is from July 1, 2021 to June 30, 2022. The Performance Measures were set at the date of grant based upon the Company’s 3 Year Long Range Plan. The weightings of the Performance Measures for determining the number of performance share award units that will vest for each participant in plan years 2020, 2021 and 2022 were as follows:

Fiscal 2020 Targets	Weighting
Company Revenue	50%
Company Operating Income Before Incentive Compensation	50%

The financial targets included in the Performance Measures include progressive threshold (90% of target for Company Revenue and 75% for Company Operating Income Before Incentive Compensation), target and maximum (110% of target for Company Revenue and 150% of target for Company Operating Income Before Incentive Compensation) performance level incentive objectives. Furthermore, the Company’s Operating Income Before Incentive Compensation must be at least 75% of the performance target level for any performance share award units to vest under the Executive Long Term Incentive Plan.

Under the Fiscal 2020 Executive Long Term Incentive Plan, the value of the performance share award units that could be earned by Mr. Watza ranged from 0% (assuming the threshold objectives were not met) to 35% (assuming the maximum objectives were met) of base salary, with a grant date value of 20% of base salary if both of the target financial performance objectives are met. Under the Fiscal 2020 Executive Long Term Incentive Plan, the grant date value of the equity award that could be earned by the Company’s other executives ranged from 0% (assuming the threshold objectives were not met) to 26.25% (assuming the maximum objectives were met) of base salary, with a grant date value of 15% of base salary if both of the target financial performance objectives are met.

Participating team members under the Fiscal 2020 Executive Long Term Incentive Plan had to be employed on or before December 31, 2019 in order to be eligible. Participating team members hired between July 1, 2019 and December 31, 2019 were eligible for a pro-rata portion of their individual participation level. Participating team members have to be employed by the Company at each vesting date, except as otherwise provided under any severance agreement applicable to the participant. See Item 11 - “Executive Compensation - Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control.”  Management Development Committee reserved the right to increase, decrease or eliminate any performance share award units under the Fiscal 2020 Executive Long Term Incentive Plan for any participant, even if the financial performance targets were achieved.

On October 1, 2020, the Management Development Committee determined that our fiscal 2020 Revenue and Operating Income Before Incentive Compensation for purposes of the Plan Year 2020 Tranche of the Fiscal 2020 Executive Long Term Incentive Plan were below the target thresholds. Accordingly, the portion of the Plan Year 2020 Tranche performance share award units did not vest and so such units were forfeited.

Stock-Based Incentives. The 2004 Stock Plan permits the Management Development Committee to grant stock appreciation rights, restricted stock, restricted stock units, performance share awards and deferred stock units, in addition to incentive and non-qualified stock options.

Under the terms of the Fiscal 2020 Executive Long Term Incentive Plan, Mr. Watza and the other NEOs, other than Messrs. Freeland and Roeschlein because of their interim roles at the Company, had the opportunity to earn performance share award units under the 2004 Stock Plan as described above under Item 11 - “Executive Compensation - Compensation of Executive Officers – Narrative Disclosure Regarding Compensation – Key Elements of Compensation for Fiscal 2020 – Long Term Equity Incentive Plan.”

On November 11, 2019, the Management Development Committee awarded Mr. Freeland non-qualified options to purchase 25,000 shares of Company common stock with an exercise price equal to the closing price of Company common stock on December 2, 2019, pursuant to the terms of the Company’s 2004 Stock Plan. The option award was made in recognition of Mr. Freeland’s willingness to assume the duties of Interim President and Chief Executive Officer, in addition to his duties as Chairman of the Board, and to more closely align his interest with those of our shareholders. The vesting terms of both awards were tied, in part, to the timing of the Company’s engagement of a permanent Chief Executive Officer to encourage Mr. Freeland to continue to serve until his replacement was engaged and to remain involved with the Company for a transition period thereafter.

The options will become exercisable (i) 50% upon the earlier of the effective date of the appointment of a new Chief Executive Officer or the first year anniversary of the date of the grant, (ii) 25% on the second year anniversary of the date of the grant and (iii) 25% on third year anniversary of the date of grant. The options have an exercise price equal to 100% of the fair market value of the shares of Company common stock on the date of grant. The options expire ten years from the date of grant, or if earlier, one year after the Mr. Freeland’s death or permanent disability or three months after Mr. Freeland’s termination of services as a member of the Board. In addition, any portion of these options that is not exercisable becomes exercisable immediately upon a Change in Control of the Company as described under Item 11 – “Executive Compensation - Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control.”

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

The Management Development Committee designed the restricted stock unit awards starting with the Fiscal 2018 Executive Long Term Incentive Plan to use a double trigger structure for acceleration of vesting of the awards upon a Change in Control of the Company. Under the double trigger structure, accelerated vesting of awards requires both a Change in Control and qualified termination of employment or non-assumptions of awards. Similarly, the Management Development Committee designed the performance share unit awards starting with the Fiscal 2018 Executive Long Term Incentive Plan to provide that, upon a Change in Control of the Company, the performance requirements will be eliminated and any unvested portion of the award will vest, at the target number of shares subject to the original grant, in annual tranches at the anniversary date of the date of grant, based upon the year in which the tranche would have vested based upon achievement of the performance targets, if the holder of the award is employed as of such date or, if earlier, a qualified termination of employment or non-assumption of the award. The Committee used these provisions for the Fiscal 2019 Executive Long Term Incentive Plan and currently intends to use these provisions for all future grants under the 2004 Stock Plan.

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

All of our team members, including the NEOs and our other executives, other than Messrs. Freeland and Roeschlein who do not qualify for such benefits because of their part-time interim roles at the Company, receive customary benefits such as medical, dental and vision plans, short and long-term disability and group life insurance. In addition, the NEOs and certain other executives receive enhanced life insurance (in lieu of group life) and supplemental long-term executive disability benefits, commensurate with their higher compensation levels.

We also maintain a 401(k) Profit Sharing Plan (the “401(k) Plan”) in which all team members employed in the United States, including the NEOs and our other executives, are eligible to participate on the same basis. All team members are eligible to contribute up to 75% of their salaries on a pre-tax basis to the 401(k) Plan. For calendar year 2020, the annual maximum contribution limit is $19,500 for employees under 50 years of age and $26,000 for employees 50 years of age or older. In addition, the Board of Directors may authorize the Company, from time to time, to match a portion of the team members’ contributions to the 401(k) Plan. In fiscal year 2020, the Company contributed a match of 25% of each team member’s voluntary contribution to the 401(k) Plan up to the first 8% of a team member’s compensation.

To facilitate the performance of their management responsibilities, we provide certain key employees selected perquisites and other personal benefits, such as an automobile expense allowance and, when key employees join us, relocation benefits, such as temporary housing and reimbursements of travel costs prior to relocation.

Severance Agreements. The Board, upon recommendation of the Management Development Committee, authorized the implementation of formal severance agreements for the Company’s executive officers beginning in fiscal 2005. The terms of the severance agreements are described under Item 11 – “Executive Compensation - Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control.” The Board determined it appropriate to formalize the Company’s general severance policies and practices for its executive team and at the same time institute enhanced severance arrangements payable in the event of a termination of the executive’s employment following a change in control of the Company. The Board and Management Development Committee believe that the enhanced severance arrangements are necessary in order to provide executives with the appropriate incentives to act in the best interests of the Company and its shareholders, without concern for their own personal interests, and to provide for continuity of management during the pendency of a transaction that could result in a change in control of the Company. The Management Development Committee, in developing its recommendations to the Board, consulted with an outside compensation consultant hired by the Committee and the Company’s outside legal counsel. Based upon the foregoing, the Management Development Committee believes that the severance agreements contain terms and conditions which are comparable to those used by other companies that are similar in size to the Company.

All of our NEOs who are entitled to severance payments have entered into our standard executive agreement not to compete, restricting the executive’s right to compete with us for the longer of twelve months following the termination of employment or the period post-termination during which we are required to make payments to the executive, and standard employee proprietary information and inventions agreement, containing confidentiality provisions and a two-year post-termination restriction on soliciting our employees. We have the right to cease all further payments under the NEO’s severance agreement in the event that the NEO violates the executive non-competition agreement. The NEOs must sign a standard release to receive payments under the severance agreements, including standard non-disparagement provisions.

Payments under the severance agreements, other than the severance agreement with Mr. Roeschlein, when aggregated with any other “parachute payments” (defined under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”) as compensation that becomes payable or accelerated due to a Change in Control) payable under any of our other plans, agreements or policies, are capped so as to not be treated as “excess parachute payments” under Code Sections 280G and 4999. See Item 11 - “Executive Compensation - Compensation of Executive Officers – Narrative Disclosure Regarding Compensation – Golden Parachute Excise Tax” below for a further discussion of our policy with respect to golden parachute amounts.

Deductibility of Executive Compensation. Code Section 162(m) restricts the deductibility of executive compensation paid to the chief executive officer, chief financial officer and any of the three most highly compensated executive officers (other than the chief executive officer and chief financial officer) at the end of the calendar year to the extent such compensation (including gains from the exercise of certain stock options) exceeds $1,000,000 in any year. There are exceptions to the limitation for performance-based compensation that was granted pursuant to a written binding contract in effect on November 2, 2017 that has not been materially modified since and is based on nondiscretionary, pre-established performance measures. The Tax Cuts and Jobs Act of 2017 (the “TCJA”) eliminated the Code Section 162(m) performance exceptions for any compensation awarded or materially modified after November 2, 2017.

Prior to the TCJA, our Board established certain restrictions on the granting of options under the 2004 Stock Plan so that compensation realized in connection with the stock-based grants under the 2004 Stock Plan could be structured to be exempt from the restrictions on deductibility under Section 162(m). Therefore, certain stock option grants in effect on November 2, 2017 are still exempt under Code Section 162(m). For instance, the 2004 Stock Plan restricts stock grants to any participant in any fiscal year as follows: (i) up to 200,000 shares of Company common stock may be subject to stock option grants, (ii) up to 200,000 shares of Company common stock may be subject to stock appreciation right grants, (iii) up to 200,000 shares of Company common stock may be subject to restricted stock awards, (iv) up to 200,000 shares of Company common stock may be subject to restricted stock units and (v) up to 200,000 shares of Company common stock may be subject to performance share awards. It is important to note that while these restrictions allow the Management Development Committee continuing discretion in establishing executive officer compensation, they do limit such discretion by restricting the size of stock awards which the Management Development Committee may grant to any single individual. The permitted size of the stock awards to a single individual was established based on the determination of the maximum number of shares which would be required to be granted in any fiscal year to retain or attract a chief executive officer of the Company. While the restricted stock awards under the 2004 Stock Plan were not designed to be exempt from the restrictions on deductibility under Section 162(m), they have been small enough in number to not likely result in payments to any executive officer in any year which would be subject to such restrictions.

We do not believe that other components of our current compensation program are likely to result in payments to any executive officer in any year which would be subject to the restriction on deductibility under Section 162(m). Accordingly, we believe that we have taken appropriate actions to preserve the deductibility of most of the annual performance bonuses and long-term performance incentive awards the Management Development Committee is likely to award in any given year. We will continue to evaluate the advisability of qualifying future executive compensation programs for deductibility under the Code.

The Management Development Committee recognizes the need to retain flexibility to make compensation decisions that may not be deductible under Section 162(m) to enable us to attract, retain and motivate highly qualified executives. It has the authority to approve non-deductible compensation in appropriate circumstances.

Stock Awards Expense. We are required under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation – Stock Compensation” to record compensation expense associated with stock awards to our employees, including the NEOs, as more fully discussed in Note 20 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. As discussed above, the Management Development Committee does consider the impact of FASB ASC Topic 718 in determining to use stock awards as our principal long-term incentive program for the executive team. Further, the Management Development Committee does consider the amount of compensation expense required to be recorded in determining the size of stock awards to the Chief Executive Officer and the aggregate awards made to the remainder of the executive team and team members generally.

Golden Parachute Excise Tax. Code Section 280G imposes tax penalties on golden parachute payments associated with a Change in Control of the Company if they exceed a specified level. These penalties include a 20% excise tax on part of the income received by executives with excess payments, and the elimination of a portion of our tax deduction when these excess payments are triggered. Payments under our severance agreements and from the acceleration of the exercisability of our stock options and vesting of our restricted stock, restricted stock units and performance share units in the event of a Change in Control of the Company are potentially subject to these tax penalties. Currently, payments under our severance agreements, other than the severance agreement with Mr. Roeschlein, are capped at an amount that will not trigger the excise tax. There is no similar limitation on the acceleration of the exercisability of stock options and vesting of other stock awards because we believe it is unlikely that the acceleration of options and vesting of other stock awards alone would cause an executive to exceed the specified level. The Management Development Committee recognizes the need to retain flexibility to make compensation decisions that may cause payments to executives to exceed the levels specified in Code Section 280G to enable us to attract, retain and motivate highly qualified executives. It therefore has the authority to approve compensation that would exceed the specified level or to remove the cap contained in the severance agreements in appropriate circumstances. However, in the event that any payment by the Company to any executive officer is subject to excise taxes pursuant to Code Section 280G, the Company’s policy is that it will not reimburse the executive officer for any such excise taxes.

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

Consideration of Last Year’s Advisory Shareholder Vote on Executive Compensation

At the 2019 Annual Meeting of Shareholders, approximately 97.5% of the votes cast by the shareholders were voted to approve the compensation of the Company’s named executive officers as discussed and disclosed in the 2019 Proxy Statement. The Board and the Management Development Committee appreciate and value the views of our shareholders. In considering the results of this advisory vote on executive compensation, the Management Development Committee concluded that the compensation paid to our named executive officers and the Company’s overall pay practices enjoy shareholder support and did not make any material changes to the executive compensation program in response to the shareholder vote.

Going forward, future advisory votes on executive compensation will serve as an additional tool to guide the Board and the Management Development Committee in evaluating the alignment of the Company’s executive compensation program with the interests of the Company and its shareholders. Shareholders may communicate with the Board, the Management Development Committee or individual directors regarding the Company’s executive compensation program by submitting such communications in writing to Perceptron, Inc., Attention: Board of Directors (or the Management Development Committee or the individual director(s)), 47827 Halyard Drive, Plymouth, Michigan 48170-2461. Such communications should be sent by overnight or certified mail, return receipt requested. Alternatively, such communications may be sent by email to boardofdirectors@perceptron.com. Such communications will be delivered directly to the Board, the Management Development Committee or the individual director(s), as designated on such communication.

At the 2019 Annual Meeting of Shareholders, our shareholders expressed a preference that advisory votes on executive compensation be held on an annual basis. Consistent with this preference, the Board determined to implement an advisory vote on executive compensation on an annual basis until the next required vote on the frequency of shareholder votes on the compensation of executive officers, to be held at the 2025 Annual Meeting of Shareholders.

Summary Compensation Table

The following table sets forth certain information as to compensation paid by us for services rendered in all capacities to the Company and its subsidiaries during fiscal 2020 and 2019 to (i) persons serving as our Chief Executive Officer at any time during fiscal 2020 and (ii) persons serving as our executive officers (other than our Chief Executive Officer) who are the next two most highly compensated executive officers at any time during fiscal 2020 (collectively, the “named executive officers”

or “NEOs”). Please see the Narrative Disclosure Regarding Compensation for additional detail regarding the Company’s compensation philosophy, practices and fiscal 2020 compensation decisions.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total
Jay W. Freeland, Interim President and Chief Executive Officer(5)	2020	105,600(6)	—	—	54,807	—	100,000	$260,407
Bill Roeschlein, Interim Vice President, Finance and Chief Financial Officer(7)	2020	178,560	—	—	—	—	2,592	$181,152
Richard J. Van Valkenburg, Vice President, Global Sales and Marketing	2020	230,000	—	34,498(8)	—	—	22,033	$286,531
	2019	230,000	—	69,216(9)	—	—	25,756	$324,972
David L. Watza, Former President, Chief Executive Officer and Chief Financial Officer(10)	2020	130,000	—	67,600(8)	—	—	225,489	$423,089
	2019	338,000	—	135,548(9)	—	—	31,126	$504,674

(1)

Represents the full grant date fair value associated with restricted stock awards, restricted stock units awards, and performance share award units calculated in accordance with FASB ASC Topic 718, excluding any forfeiture reserves recorded for these awards. There can be no assurance that the FASB ASC Topic 718 restricted stock award, restricted stock units award and performance share award units award amounts shown above will ever be realized. The assumptions we used to calculate these amounts are included in Note 20 to our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2020. The restricted stock awards, restricted stock unit awards and performance share award units become vested and risk of forfeiture and other restrictions lapse under certain circumstances in the event of a change in control as described under Item 11 - “Executive Compensation - Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control.”

(2)

Represents the full grant date fair value associated with stock option awards, calculated in accordance with FASB ASC Topic 718, excluding any forfeiture reserves recorded for these awards. There can be no assurance that the FASB ASC Topic 718 option award amounts shown above will ever be realized. The assumptions we used to calculate these amounts are included in Note 20 to our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2020. Except as otherwise set forth in the footnotes below, one-third of the option awards generally become exercisable on each anniversary of the date of grant if the executive’s services or employment has not terminated on or prior to such date. The options become exercisable under certain circumstances in the event of a change in control as described under Item 11 - “Executive Compensation - Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control.” These options expire ten years from their date of grant or, if earlier, one year after the optionee’s death or permanent disability or three months after the optionee’s termination of employment. All of the options granted were non-qualified stock options.

(3)

Represents cash incentive payments earned under our Fiscal 2020 and 2019 Executive Short Term Incentive Plans. The plans provide for annual cash incentive payments based on annual Company revenue and operating income performance goals for the applicable fiscal year.

(4)

“All Other Compensation” in fiscal 2020 is comprised of (i) contributions made by us to the accounts of the named executives under our 401(k) Plan with respect to fiscal 2020 as follows: Mr. Roeschlein $2,592, Mr. Van Valkenburg $4,215 and Mr Watza $2,015, (ii) contributions made by us to the accounts of the named executives under our Health Savings Account with respect to fiscal 2020 as follows: Mr. Van Valkenburg $7,050 and Mr. Watza $2,692, (iii) the

dollar value of any life insurance premiums we paid in fiscal 2020 with respect to term life insurance for Mr. Van Valkenburg and Mr. Watza, (iv) the dollar value of any supplemental executive disability insurance premiums we paid in fiscal 2020 for Mr. Van Valkenburg and Mr. Watza, and (v) the dollar value of a monthly automobile allowance for Mr. Van Valkenburg and Mr. Watza, (vi) payment of a retainer fee to Mr. Freeland for his services as Chairman of the Board in the amount of $100,000 and (vii) the dollar value of severance payments made to Mr. Watza in the amount of $208,000.

(5)	Mr. Freeland was appointed as Interim President and Chief Executive Office effective as of November 12, 2019.

(6)

The amount reported in this column reflects the salary paid to Mr. Freeland for his services as Interim President and Chief Executive Officer. Mr. Freeland’s salary is payable in Company common stock on each of March 1, June 1, September 1 and December 1, based upon the accrued compensation for the period, divided by the closing market price of Company common stock on such date, pursuant to the terms of the Company’s 2004 Stock Plan, except for the amount of the applicable withholding taxes, which is paid in cash. See footnote 4 above for a discussion of the retainer fee paid to Mr. Freeland for his services as Chairman of the Board.

(7)	Mr. Roeschlein was appointed as Interim Vice President, Finance and Chief Financial officer on January 7, 2020.

(8)

The full grant date fair value was determined assuming achievement of the performance goals was at target levels. If the highest level of performance conditions were met for each of the three fiscal years set under the Fiscal 2020 Executive Long Term Incentive Plan, the full grant date fair value associated with performance award units during fiscal 2020 under such plan, calculated in accordance with FASB ASC Topic 718, excluding any forfeiture reserves recorded for these awards, would have been $60,372 for Mr. Van Valkenburg and $118,300 for Mr. Watza. Pursuant to the Fiscal 2020 Executive Long Term Incentive Plan, Mr. Van Valkenburg and Mr. Watza received a grant of 7,435 and 14,569, respectively, of performance stock units with respect to Company common stock under the 2004 Stock Plan. Subject to the Company’s achievement of specified results with respect to corporate revenue and operating income targets for plan years 2020, 2021 and 2022 (the “Performance Measures”), performance share award units vest 33-1/3% based upon the achievement of Performance Measures for plan year 2020 (the “Plan Year 2020 Tranche of the Fiscal 2020 Plan”), 33-1/3% based upon the achievement of Performance Measures for plan year 2021 and 33-1/3% based upon the achievement of Performance Measures for plan year 2022, provided the participant remains employed with the Company on each of the relevant vesting dates. Plan year 2020 is from July 1, 2019 to June 30, 2020, plan year 2021 is from July 1, 2020 to June 30, 2021 and plan year 2022 is from July 1, 2021 to June 30, 2022. See Item 11 - “Executive Compensation - Compensation of Executive Officers – Narrative Disclosure Regarding Compensation – Key Elements of Compensation for Fiscal 2020 – Long Term Equity Incentive Plan.”  Mr. Van Valkenburg did not vest in any performance share award units in the Fiscal 2020 Tranche of the Fiscal 2020 Plan based upon the level of corporate revenue and operating income goals established under the Fiscal 2020 Executive Long Term Equity Incentive Plan.

(9)

The full grant date fair value was determined assuming achievement of the performance goals was at target levels. If the highest level of performance conditions were met for each of the three fiscal years set under the Fiscal 2019 Executive Long Term Incentive Plan, the full grant date fair value associated with performance award units during fiscal 2019 under such plan, calculated in accordance with FASB ASC Topic 718, excluding any forfeiture reserves recorded for these awards, would have been as follows: Mr. Watza $118,605 and Mr. Van Valkenburg $60,564. Pursuant to the Fiscal 2019 Executive Long Term Incentive Plan, Mr. Watza and Mr. Van Valkenburg received a grant of 9,400 and 4,800, respectively, of restricted stock units of Company common stock as well as 9,400 and 4,800, respectively of performance stock units of Company common stock under the 2004 Stock Plan. The restricted stock units vest 33-1/3% on October 1, 2019, 33-1/3% October 1, 2020 and 33-1/3% October 1, 2021, provided the participant remains employed with the Company on each of the relevant vesting dates. Subject to the Company’s achievement of specified results with respect to corporate revenue and operating income targets for plan years 2019, 2020 and 2021 (the “Performance Measures”), performance share award units vest 33-1/3% based upon the achievement of Performance Measures for plan year 2019 (the “Plan Year 2019 Tranche of the Fiscal 2019 Plan”), 33-1/3% based upon the achievement of Performance Measures for plan year 2020 (the “Plan Year 2020 Tranche of the Fiscal 2019 Plan”) and 33-1/3% based upon the achievement of Performance Measures for plan year 2021, provided the participant remains employed with the Company on each of the relevant vesting dates. Plan year 2019 was from October 1, 2018 to September 30, 2019, plan year 2020 was from July 1, 2019 to June 30, 2020 and plan year 2021 is from July 1, 2020 to June 30, 2021. Messrs. Watza and Van Valkenburg did not vest in any performance share award units in the Fiscal 2019 Tranche of the Fiscal 2019 Plan and Mr. Van Valkenburg did not vest in any performance share units in the Fiscal 2020 Tranche of the Fiscal 2019 Plan based upon the level of corporate revenue and operating income goals established under the Fiscal 2019 Executive Long Term Equity Incentive Plan.

(10)

Mr. Watza resigned from his position as President, Chief Executive Officer and Chief Financial Officer of the Company on November 12, 2020. Mr. Watza’s performance award units under the Fiscal 2019 and 2020 Executive Long Term Equity Incentive Plans were forfeited at the time of his resignation.

Employment Agreements

None of our executive officers has an employment agreement with us, other than the agreements discussed under Item 11 - “Executive Compensation - Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to unexercised options and unearned shares held by the NEOs as of June 30, 2020.

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR-END

	Option Awards(1)				Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date(3)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Jay W. Freeland	2,667	5,333(5)	8.28	1/2/2029	—	—	—	—
	—	25,000(6)	4.50	12/2/2029	—	—	—	—
Bill Roeschlein	—	—	—	—	—	—	—	—
Richard J. Van Valkenburg	20,000	—	6.72	1/3/2027	3,200(7)	10,592	2,788(8)	12,937
	1,000	—	10.55	9/3/2023	1,383(9)	4,578	1,200(10)	5,568
	375	—	5.70	9/4/2022	1,456(11)	4,819	519(12)	2,407
David L. Watza(13)	—	—	—	—	—	—	—	—

(1)

The option awards become immediately exercisable under certain circumstances in the event of a change in control as described under Item 11 - “Executive Compensation - Compensation of Executive Officers – Potential Payments Upon Termination or Change in Control.”

(2)

The restricted stock awards, restricted stock unit awards and performance share unit awards become immediately vested and risk of forfeiture and other restrictions lapse under certain circumstances in the event of a change in control as described under Item 11 - “Executive Compensation - Compensation of Executive Officers – Potential Payments Upon

Termination or Change in Control.”

(3)	Options expire on the date indicated or, if earlier, one year after the optionee’s death or permanent disability or three months after the optionee’s termination of employment.

(4)	Market value was determined by multiplying the number of shares that have not vested by the closing market price of the Company common stock on June 30, 2020.

(5)	These shares vest in two approximately equal annual installments on January 2, 2021 and January 2, 2022.

(6)

These shares vest (i) 50% upon the earlier of the effective date of the appointment of a new Chief Executive Officer or December 2, 2020, (ii) 25% on December 2, 2021 and (iii) 25% on December 2, 2022.

(7)	One half of these shares vested on October 1, 2020 and the remaining shares will vest on October 1, 2021 if the executive’s services or employment have not terminated on or prior to such date.

(8)

As discussed under Item 11 – “Executive Compensation – Compensation of Executive Officers – Narrative Disclosure Regarding Compensation – Key Elements of Compensation for Fiscal 2020 – Long Term Equity Incentive Plan,” the performance stock award units under the Fiscal 2020 Executive Long Term Incentive Plan identified in the table above are based on the assumption that the Company would achieve at the threshold level for the performance goals during plan year 2020 (“Plan Year 2020 Tranche of the Fiscal 2020 Plan”) and plan years 2021 and 2022. Pursuant to the terms of the Fiscal 2020 Executive Long Term Incentive Plan, Mr. Van Valkenburg, received 7,435 performance stock award units under the 2004 Stock Plan on October 1, 2019. Subject to the Company’s achievement of specified results with respect to corporate revenue and operating income targets for plan year 2020 as well as plan years 2021 and 2022 (the “Performance Measures”), performance share award units vest 33-1/3% based upon the achievement of Performance Measures for plan year 2020, 33-1/3% based upon the achievement of Performance Measures for plan year 2022 and 33-1/3% based upon the achievement of Performance Measures for plan year 2022, provided the participant remains employed with the Company on the date the Management Development Committee determines whether the Performance Measures were achieved. On August 24, 2020, the Management Development Committee determined that the specified goals relating to the financial targets were not achieved for the Plan Year 2020 Tranche of the Fiscal 2020 Plan and so Mr. Van Valkenburg did not vest in any performance share units in the Plan Year 2020 Tranche of the Fiscal 2020 Plan.

(9)	These shares vested on October 2, 2020.

(10)

These performance stock award units under the Fiscal 2019 Executive Long Term Incentive Plan are based on the assumption that the Company would achieve at the threshold level for the performance goals during fiscal 2020 (“Plan Year 2020 Tranche of the Fiscal 2019 Plan”) and 2021. These performance stock award units vest based upon the achievement of Performance Measures for fiscal 2020 and 2021, provided the participant remains employed with the Company on the date the Management Development Committee determines whether the Performance Measures were achieved. On August 24, 2020, the Management Development Committee determine that the specified goals relating to the financial targets were not achieved for the Plan Year 2020 Tranche of the Fiscal 2019 Plan and so Mr. Van Valkenburg did not vest in any performance share units in the Plan Year 2020 Tranche of the Fiscal 2019 Plan.

(11)	These shares vested on September 7, 2020.

(12)

These performance stock award units under the Fiscal 2018 Executive Long Term Incentive Plan are based on the assumption that the Company would achieve at the threshold level for the performance goals during fiscal 2020 (“Plan Year 2020 Tranche of the Fiscal 2018 Plan”). These performance stock award units vest based upon the achievement of Performance Measures for fiscal 2020, provided the participant remains employed with the Company on the date the Management Development Committee determines whether the Performance Measures were achieved. On August 24, 2020, the Management Development Committee determine that the specified goals relating to the financial targets were not achieved for the Plan Year 2020 Tranche of the Fiscal 2018 Plan and so Mr. Van Valkenburg did not vest in any performance share units in the Plan Year 2020 Tranche of the Fiscal 2018 Plan.

(13)	Mr. Watza forfeited all unvested equity awards as of the resignation from his employment on November 12, 2019.

Potential Payments Upon Termination or Change in Control

We have entered into severance agreements with Messrs. Roeschlein and Van Valkenburg. Under the terms of Mr. Roeschlein’s severance agreement, we are required to provide Mr. Roeschlein with six months’ notice prior to an involuntary termination of his employment. If we provide Mr. Roeschlein with less than six months’ notice, Mr. Roeschlein will receive a cash severance benefit equal to the portion of his then current annual base salary, as in effect at the time of the termination of Mr. Roeschlein’s employment, to cover the applicable period that is less than the full six month notice period (“Continuation Period”), subject to Mr. Roeschlein’s execution of a general release and Mr. Roeschlein’s continued employment with the Company up to the first day of the Continuation Period. Mr. Roeschlein is not entitled to receive the cash severance benefit if the involuntary termination of his employment is due to death, “Disability” or “Cause” (each as defined in his severance agreement).

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

Mr. Van Valkenburg’s severance agreement also provides that, if his employment is terminated for any reason other than death, disability or Cause (provided such termination constitutes a “separation from service” under Code Section 409A), or he resigns for “Good Reason,” six months prior to or within two years after a “Change in Control,” in lieu of the severance described in the prior paragraph, then he will be entitled to an amount of severance equal to one times his current annual base salary, as in effect immediately prior to his termination, a prorated portion of his target bonus for the year of termination, based on the number of days worked in the year of termination, continuation of Company-provided health benefits for one year or, if earlier, his date of death, automobile benefits for one year or, if earlier, his date of death, other welfare benefits for one year and continued coverage under director and officer liability insurance policies for six years. Base salary and bonus severance payments and other benefits will be provided over the period during which we are required to provide the benefit. To the extent that any severance payments would not be exempt from Code Section 409A and the executive is determined to be a “specified employee” as defined under Code Section 409A, then such payments will be suspended for six months from the date of the executive’s termination of employment. Suspended payments will be paid in a lump-sum, plus interest at the prime rate, plus two percent, at the end of the suspension period. The special severance expires three years from the date of the severance agreement, except that such expiration date shall be extended for consecutive one year periods, unless, at least 180 days prior to the expiration date, we notify Mr. Van Valkenburg in writing that we are not extending the term of these provisions.

All of our NEOs who are entitled to severance payments have entered into our standard executive agreement not to compete, restricting his right to compete with us for the longer of twelve months or the period in which we are required to make payments to the executive, and standard employee proprietary information and inventions agreement, containing confidentiality provisions and a two-year restriction on soliciting our employees. We have the right to cease all further payments under the executive officer’s severance agreement in the event that the executive officer violates the executive non-competition agreement. The executive officer must sign a standard release to receive payments under the severance agreements, including standard non-disparagement provisions.

Payments under the severance agreements, other than the severance agreement with Mr. Roeschlein, when aggregated with any other “golden parachute” amounts (defined under Code Section 280G as compensation that becomes payable or accelerated due to a Change in Control) payable under this agreement or any of our other plans, agreements or policies, shall not exceed the golden parachute cap under Code Sections 280G and 4999.

Outstanding agreements relating to stock options, restricted stock and restricted stock unit awards under the 2004 Stock Plan to each of the executive officers and our other officers, other than Mr. Freeland, are subject to a double trigger structure, whereby accelerated vesting of the award would require both a Change in Control and qualified termination of employment or non-assumption of awards. Similarly, outstanding award agreements relating to performance share unit awards under the 2004 Stock Plan provide that, upon a Change in Control of the Company, the performance requirements will be eliminated and any unvested portion of the award will vest, at the target number of shares subject to the original grant, in annual tranches at the anniversary date of the date of grant, based upon the year in which the tranche would have vested based upon achievement of the performance targets of the holder, if the holder of the award of the award is employed as of such date or, if earlier, a qualified termination of employment or non-assumption of the award. Outstanding agreements for Mr. Freeland’s stock options were issued on the standard form used for directors which provide that such options become immediately exercisable in the event of a Change in Control. See Item 11 – “Executive Compensation – Compensation of Executive Officers – Narrative Disclosure Regarding Compensation – Key Elements of Compensation for Fiscal 2020 – Stock-Based Incentives.”

“Change in Control” for purposes of the severance agreements and the 2004 Stock Plan is generally defined as:

•	a merger of the Company in which the Company is not the survivor,

•	a share exchange transaction in which our shareholders own less than 50% of the stock of the survivor,

•	the sale or transfer of all or substantially all of our assets, or

•	any person, or group of persons who agree to act together to acquire, hold, vote or dispose of shares of the Company common stock, acquires more than 50% of the shares of Company common stock.

To the extent the agreement or award under the 2004 Stock Plan is subject to Code Section 409A, the event shall not be considered a Change in Control unless it is also a change in ownership, effective control or in the ownership of a substantial portion of assets of the Company, within the meaning of Code Section 409A.

“Cause” is generally defined as the executive’s:

•	personal dishonesty in connection with the performance of services for the Company,

•	willful misconduct in connection with the performance of services for the Company,

•	conviction for violation of any law involving (A) imprisonment that interferes with performance of duties or (B) moral turpitude,

•	repeated and intentional failure to perform stated duties, after written notice is delivered identifying the failure, and it is not cured within 10 days,

•	breach of a fiduciary duty to the Company,

•	breach of executive agreement not to compete or employee proprietary information and inventions agreement, or

•	prior to Change in Control, engaging in activities detrimental to interests of the Company that have a demonstrable adverse effect on the Company.

“Good Reason” is generally defined as the occurrence of any of the following events without the executive’s written consent, if the executive terminates employment within one year following the occurrence of such event:

•	material diminution in the executive’s position, duties, responsibilities or status with the Company immediately prior to the Change in Control,
•

material diminution in the executive’s base salary in effect immediately prior to the Change in Control which shall be a reduction in such base salary in effect immediately prior to the Change in Control which shall be a reduction in such base salary of five (5%) percent or more unless a greater reduction is required by Code Section 409A to constitute an “involuntary separation” from service,

•

material required relocation of the executive’s principal place of employment which shall be a relocation of more than 50 miles from his or her place of employment prior to the Change in Control unless a relocation of a greater distance is required by Code Section 409A to constitute an “involuntary separation” from service, or

•	breach of any provision in the severance agreements.

The payments and services to each NEO under the provisions of their severance agreements, stock option agreements and restricted stock agreements in the event of their termination of their employment with the Company and/or a Change in Control of the Company are estimated to aggregate the following amounts. The estimate assumes that the termination of employment and/or Change in Control occurred on June 30, 2020, except as otherwise noted.

ESTIMATED AGGREGATE PAYMENTS UNDER SEVERANCE, STOCK OPTION

AND RESTRICTED STOCK AGREEMENTS UPON TERMINATION OF

EMPLOYMENT AND/OR CHANGE IN CONTROL

	Type of Payment Benefit	Prior to Change in Control		Following Change in Control(1)
		Retirement, Voluntary Termination by NEO or For Cause Termination by Company ($)	Involuntary Termination Without Cause By Company (2) ($)	No Termination of Employment ($)	Voluntary Termination by NEO, Without Good Reason, or For Cause Termination by Company ($)	Voluntary Termination by NEO, For Good Reason, or Involuntary Termination By Company, Other Than For Cause(3) ($)
Jay W. Freeland	Cash Payment	—	—	—	—	—
	Stock Options(4)	—	—	—	—	—
	Stock Awards(5)	—	—	—	—	—
	Benefits	—	—	—	—	—
	Total	—	—	—	—	—
Bill Roeschlein	Cash Payment	—	187,200	—	—	187,200
	Stock Options	—	—	—	—	—
	Stock Awards	—	—	—	—	—
	Benefits	—	—	—	—	—
	Total	—	187,200	—	—	187,200
Richard J. Van Valkenburg	Cash Payment	—	115,000	—	—	310,500
	Stock Options(4)	—	—	—	—	—
	Stock Awards(5)	—	—	—	—	59,769
	Benefits	—	18,106	—	—	36,212
	Total	—	133,106	—	—	406,481
David L. Watza(6)	Cash Payment	—	338,000	—	—	—
	Stock Options	—	—	—	—	—
	Stock Awards	—	—	—	—	—
	Benefits	—	36,485	—	—	—
	Total	—	374,485	—	—	—

(1)

In preparing the above estimates, we assumed that stock awards would be assumed by the successor company upon a change in control. If the stock awards were not assumed upon a change in control, Mr. Van Valkenburg would receive a payment of $59,769, as a result of the vesting of stock awards, regardless of whether his employment is terminated or the reason for the employment termination.

(2)

In preparing the above estimates we assumed that the annual bonus was payable at the same level as the bonus was earned for fiscal 2020, valued the executive life insurance and automobile benefits at the actual cost incurred by the Company in fiscal 2020 for such benefits, and valued the health and welfare plan benefits, other than executive life insurance, at the cost of COBRA coverage for that employee as of June 30, 2020.

(3)

In preparing the above estimates we assumed that the executive would receive his or her full target bonus for the year of termination, valued the executive life insurance and automobile benefits at the actual cost incurred by the Company in fiscal 2020 for such benefits, and valued the health and welfare plan benefits, other than executive life insurance, at the cost of COBRA coverage for that employee as of June 30, 2020.

(4)

Calculated by multiplying the number of shares underlying unexercisable options the exercisability of which is accelerated, and the exercise price of which is less than such closing price, by $3.31, the closing price of the Company common stock on NASDAQ on June 30, 2020, less the exercise price of such option.

(5)

Calculated by multiplying the number of unearned shares of restricted stock, restricted stock units and performance stock units (based on the target number of shares subject to the original grant), the vesting of which is accelerated, by $3.31, the closing price of the Company common stock on NASDAQ on June 30, 2020.

(6)

Mr. Watza resigned from his position as President, Chief Executive Officer and Chief Financial Officer the Company on November 12, 2020. In connection with his resignation, he received continuation of payment of his annual base salary, continuation of Company-provided health, welfare and automobile benefits for twelve months.

DIRECTOR COMPENSATION FOR FISCAL 2020

The following table provides information as to compensation paid by the Company for services rendered in all capacities to the Company and its subsidiaries during the fiscal 2020 by the members of our Board of Directors, other than Messrs. Freeland and Watza, whose compensation is described under Item 11 - “Executive Compensation – Compensation of Executive Officers.” All payments to members of the Board of Directors set forth in the table are made pursuant to the standard director compensation arrangements described under Item 11 – “Executive Compensation – Director Compensation for Fiscal 2020 – Standard Director Compensation Arrangements.”

Name	Fees Earned or Paid ($)(1)	Stock Options ($)(2)(3)	Total ($)
John F. Bryant	60,500	—	60,500
Sujatha Kumar	58,750	17,538	76,288
W. Richard Marz(4)	12,500	—	12,500
C. Richard Neely, Jr.	63,500	—	63,500
James A. Ratigan	55,500	—	55,500
William C. Taylor	66,500	—	66,500

(1)

Each director, other than Mr. Marz, elected to use a portion or all of their cash retainer and meeting fees for fiscal year 2020 to purchase shares of Company common stock at the fair market value of shares of Company common stock on the date of purchase pursuant to the Directors Stock Purchase Rights Option described under “Standard Director Compensation Arrangements” with Messrs. Freeland, Bryant, Kumar, Neely, Ratigan and Taylor purchasing 12,308, 14,833, 1,437, 2,495, 3,400, and 8,154 shares of Company common stock, respectively.

(2)	At June 30, 2020, the members of our Board of Directors, other than Mr. Freeland, held the following aggregate number of stock options and did not hold any restricted stock awards:
Name	Stock Options
John F. Bryant	8,000
Sujatha Kumar	8,000
C. Richard Neely, Jr.	17,570
James A. Ratigan	8,000
William C. Taylor	8,000

(3)

Represents the full grant date fair value associated with stock option awards awarded prior to the end fiscal 2020 calculated in accordance with FASB ASC Topic 718, excluding any forfeiture reserves recorded for these awards. There can be no assurance that the stock option award amounts shown above will ever be realized. The assumptions we used to calculate these amounts are included in Note 20 to our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2020. See “Standard Director Compensation Arrangements” below for a description of these stock option awards.

(4)	Effective September 14, 2019, Mr. Marz resigned from the Board of Directors.

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

The annual retainers identified above are typically paid quarterly on September 1, December 1, March 1 and June 1 (and in the case of Ms. Kumar, October 1, 2019). All Eligible Directors, other than a non-executive Board Chair, also receive $1,250 for each Board meeting attended. Directors are reimbursed for their out-of-pocket expenses incurred in attending Board and committee meetings.

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

The exercise price for a non-qualified stock option will be not less than 100% of the fair market value of the shares of Company common stock on the date of grant. Fair market value means, for purposes of determining the value of the shares of Company common stock on the grant date, the closing sale price of the shares of Company common stock on NASDAQ on the grant date. Such options generally will vest one-third on each of the first three anniversaries of the grant date and become immediately exercisable in the event that the Eligible Director is re-nominated for election to the Board, but is not re-elected or, following a Change in Control if the stock options are not assumed by the acquiror, the Eligible Director’s service on the Board is terminated by the Company, he is not re-nominated by the Company to serve on the Board, or voluntarily resigns from the Board at the request of the Company. All options granted under the 2004 Stock Plan are exercisable for a period of ten years from the date of grant, unless earlier terminated due to the termination of the Eligible Director’s service as a director of the Company. During fiscal 2020, in conjunction with her appointment as a member of the Board, Ms. Kumar received a grant of 8,000 stock options at an exercise price equal to the fair market value of the shares of Company common stock as of October 1, 2019.

During fiscal 2020, no Eligible Directors received a restricted stock award under the 2004 Stock Plan. In the event of a failure of the Eligible Director to be reelected to the Board after being re-nominated for election by the Board, or following a Change in Control if the restricted stock award is not assumed by the acquiror, a termination by the Company of the Eligible Director’s membership on the Board, or failure to re-nominate the Eligible Director for election to the Board, or voluntary resignation by the Eligible Director from the Board at the request of the Board, the shares of restricted stock that an Eligible Director holds shall become fully vested and non-forfeitable and all restrictions shall lapse.

The exercisability of options and the vesting of restricted stock awards under the 2004 Stock Plan is accelerated in the event of the occurrence of certain Changes in Control of the Company. See “Compensation of Executive Officers - Potential Payments Upon Termination or Change in Control” for the definition of Change in Control of the Company.

The 2004 Stock Plan also permits Eligible Directors to purchase shares of Company common stock through the 2004 Stock Plan in exchange for all or a portion of the cash fees payable to them for serving as a director of the Company (“Directors Stock Purchase Rights Option”).

Directors’ fees are typically payable in cash on September 1, December 1, March 1 and June 1 of each year, however, each director can elect to receive the Company’s stock in lieu of cash for all or a portion of the earned retainer. On each of these dates, we determine the number of shares of Company common stock each Eligible Director who has elected to participate in the Directors Stock Purchase Rights Option has earned on that date. This determination is made by dividing all director’s fees payable on each of those dates that the Eligible Director has elected to exchange for shares of Company common stock, by the fair market value of the shares of Company common stock on that date. Any portion of the director’s fees payable on each of those dates that the Eligible Director has not elected to receive in shares of Company common stock will be paid to the Eligible Director in cash. The fair market value of the shares of Company common stock will be determined by using the closing price of the shares of Company common stock on NASDAQ on the grant date (the first day of the month in which the quarterly payment date for directors’ fees falls). We will issue share certificates for all shares of Company common stock purchased in a calendar year within 5 business days of the above payment dates, unless an Eligible Director requests to receive his or her share certificate at another time by sending written notice to the Company.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SHARE OWNERSHIP OF MANAGEMENT AND CERTAIN SHAREHOLDERS

Principal Shareholders

The following table sets forth information with respect to beneficial ownership of the shares of Company common stock by each person known by us to be the beneficial owner of more than five percent of our outstanding shares of Company common stock. The number of shares reported is as of the dates indicated in the footnotes below. The percentage of class is based on 9,779,547 shares of Company common stock outstanding on October 27, 2020. The information has been furnished by each such person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Harbert Discovery Fund, LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors, Inc., Harbert Management Corporation, Jack Bryant, Kenan Lucas and Raymond Harbert 2100 Third Avenue North, Suite 600 Birmingham, AL 35203	1,026,559(2)	10.5%
Ariel Investments, LLC 200 E. Randolph Dr., Suite 2900 Chicago, IL 60601	926,360(3)	9.5%
Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation 800 Third Avenue New York, New York 10022	699,683(4)	7.2%
Mario J. Gabelli, Gabelli Funds, LLC. GAMCO Investors, Inc., and GAMCO Asset Management Inc. One Corporate Center Rye, New York 10580 GGCP, Inc., Associated Capital Group, Inc., and Gabelli & Company Investment Advisers, Inc. 191 Mason Street Greenwich, CT 06830	629,336(5)	6.4%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	568,516(6)	5.8%
Punch & Associates Investment Management, Inc. 7701 France Ave. So., Suite 300 Edina, MN 55435	501,744(7)	5.1%

(1)	Unless otherwise indicated below, each shareholder listed has sole voting and sole investment power with respect to all shares beneficially owned by such person.

(2)

Based upon a Schedule 13D filed with the SEC on September 29, 2020 jointly by (i) Harbert Discovery Fund, LP (“Harbert LP”), (ii) Harbert Discovery Fund GP, LLC (“Harbert GP”), (iii) Harbert Fund Advisors, Inc. (“HFA”), (iv) Harbert Management Corporation (“HMC”), (v) Jack Bryant, (vi) Kenan Lucas and (vii) Raymond Harbert, which disclosed that each of Harbert LP, Harbert GP, Jack Bryant and Kenan Lucas has shared power to dispose of and to vote 987,091 shares of Company common stock and that each of HFA, HMC and Raymond Harbert has shared power to dispose of and to vote 1,026,559 shares of Company common stock.

(3)

Based upon a Holding Report on Schedule 13F-HR, filed with the SEC on August 14, 2020 by Ariel Investments, LLC (“Ariel”), which disclosed that Ariel owned 926,360 shares as of June 30, 2020. In its statement on Schedule 13G, filed with the SEC on August 10, 2020, Ariel reported that it had shared power to dispose of 514,824 shares and shared power to vote 514,824 shares of Company common stock. Further, based upon its statement on Schedule 13G, the shares of Company common stock are beneficially owned by accounts which are advised by Ariel and none of which own more than 5% of the shares of Company common stock.

(4)

Based upon a Holding Report on Schedule 13F-HR, filed with the SEC on August 13, 2020 by Renaissance Technologies LLC (“Renaissance”), which stated that Renaissance owned 699,683 shares as of June 30, 2020. In their statement on Schedule 13G, filed with the SEC on February 13, 2020, Renaissance and its majority owner, Renaissance Technologies Holdings Corporation, had the sole power to dispose of 671,619 shares, sole power to vote 662,983 shares and shared power to dispose of 1,195 shares of Company common stock. Further, based upon its statement on Schedule 13G, the shares of Company common stock are beneficially owned by accounts which are advised by Renaissance and none of which own more than 5% of the shares of Company common stock.

(5) (6)

Based upon a Schedule 13D, filed with the SEC on October 15, 2020 jointly by (i) GGCP, Inc., (ii) Mario J. Gabelli, (iii) Gabelli Funds, LLC (“Gabelli Funds”), (iv) GAMCO Investors, Inc., (v) Associated Capital Group, Inc., (vi) GAMCO Asset Management Inc. (“GAMCO”), and (vii) Gabelli & Company Investment Advisers, Inc. (“GCIA”), which disclosed that (a) Gabelli Funds has the sole power to dispose of 361,143 shares of the Company common stock and sole power to vote 361,143 shares of the Company common stock, (b) GAMCO has the sole power to dispose of 141,575 shares of the Company common stock and sole power to vote 141,575 shares of the Company common stock and (c) GCIA has the sole power to dispose of 126,618 shares of the Company common stock and the sole power to vote 126,618 shares of the Company common stock.

Based upon a Holding Report on Schedule 13F-HR, filed with the SEC on August 13, 2020 by Dimensional Fund Advisors LP (“Dimensional”), which disclosed that Dimensional owned 568,516 shares as of June 30, 2020. In its statement on Schedule 13G with the SEC on February 12, 2020, Dimensional reported that it had sole power to dispose of 638,054 shares and sole power to vote 626,453 shares of Company common stock. Further, based upon its statement on Schedule 13G, the shares of Company common stock are beneficially owned by investment companies, trusts and accounts which are advised by Dimensional and none of which own more than 5% of the shares of Company common stock. Dimensional disclaims beneficial ownership of such shares of Company common stock.

(7)

Based upon a Holding Report on Schedule 13F-HR, filed with the SEC on August 14, 2020 by Punch & Associates Investment Management, Inc. (“Punch”), which disclosed that Punch owned 501,744 shares as of June 30, 2020. In its statement on Schedule 13G filed with the SEC on February 14, 2020, Punch reported that it has sole power to dispose of and to vote 585,644 shares of Company common stock.

Beneficial Ownership by Directors and Executive Officers

The following table sets forth information with respect to beneficial ownership of the shares of Company common stock by each of our directors and director nominees, the persons named in the Summary Compensation Table and by all our directors and executive officers as a group as of October 27, 2020, unless otherwise indicated. The information as to each person has been furnished by such person and, except as where otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned by such person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
John C. Bryant(2)(3)	1,026,559	10.49%
Jay W. Freeland(2)	37,123	*
Sujatha Kumar(2)	4,104	*
C. Richard Neely, Jr.(2)(4)	31,673	*
James A. Ratigan(2)(5)	23,429	*
William C. Taylor(2)(6)	29,497	*
David L. Watza(7)	32,584	*
Bill Roeschlein	—	*
Richard J. Van Valkenburg(8)	65,257	*

All executive officers and directors as a group (9 persons)(9)	1,250,226	12.69%

*	Less than 1% of class

(1)	To the best of the Company’s knowledge, based on information reported by such directors and officers or contained in the Company’s shareholder records.

(2)	Serves as a member of the Board of the Company.

(3)

Based upon a Schedule 13D filed with the SEC on September 29, 2020 jointly by (i) Harbert LP, (ii) Harbert GP, (iii) HFA, (iv) HMC, (v) Jack Bryant, (vi) Kenan Lucas and (vii) Raymond Harbert, which disclosed that each of Harbert LP, Harbert GP, Jack Bryant and Kenan Lucas has shared power to dispose of and to vote 987,091 shares of Company common stock and that each of HFA, HMC and Raymond Harbert has shared power to dispose of and to vote 1,026,559 shares of Company common stock. Includes 31,468 shares of Company common stock received in lieu of a portion of annual Board compensation and held in an affiliated brokerage account for the benefit of the investors of Harbert Discovery Fund, LP. Includes options to purchase 8,000 shares of Company common stock, which are presently exercisable or which are exercisable within 60 days of October 27, 2020.

(4)	Includes options to purchase 17,570 shares of Company common stock, which are presently exercisable or which are exercisable within 60 days of October 27, 2020.

(5)	Includes options to purchase 8,000 shares of Company common stock, which are presently exercisable or which are exercisable within 60 days of October 27, 2020.

(6)	Includes options to purchase 8,000 shares of Company common stock, which are presently exercisable or which are exercisable within 60 days of October 27, 2020.

(7)

Mr. Watza resigned from his position as President, Chief Executive Officer and Chief Financial Officer of the Company on November 12, 2020. The information regarding Mr. Watza’s beneficial ownership is based solely on his Section 16 filings through his Form 4 filed on July 8, 2019.

(8)

Includes 25,000 shares of Company common stock that the reporting person disclaims beneficial ownership. Includes options to purchase 21,375 shares of Company common stock, which are presently exercisable or which are exercisable within 60 days of October 27, 2020 and the right to purchase 661 shares of Company common stock under the Company stock purchase plan within 60 days of October 27, 2020.

(9)

Includes options to purchase 68,279 shares of Company common stock, which are presently exercisable or which are exercisable within 60 days of October 27, 2020 and the right to purchase 661 shares of Company common stock under the Company stock purchase plan within 60 days of October 27, 2020.

Change of Control

On September 27, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Atlas Copco North America LLC, a Delaware limited liability company (“Parent”), and Odyssey Acquisition Corp., a wholly owned subsidiary of Parent (“Merger Subsidiary”), providing for the merger of Merger Subsidiary with and into the Company (the “Merger” and, collectively with the other transactions contemplated by the Merger Agreement, the “Transactions”), with Perceptron surviving the Merger as a wholly owned subsidiary of Parent. If the Transactions are completed, the Transactions will result in a change in control of the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2020, including the 2004 Stock Incentive Plan and the Employee Stock Purchase Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)		(b)	(c)
Equity compensation plans approved by shareholders:
2004 Stock Incentive Plan	204,926	(1)	$7.28	1,129,674
Employee Stock Purchase Plan	-	(2)	-	119,536
Total equity compensation plans approved
by shareholders	204,926		$7.28	1,249,210

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

All of the services described below under audit fees, audit-related fees, tax fees and all other fees arising in fiscal 2020 and 2019 were approved by the Audit Committee pursuant to its pre-approval policies and procedures prior to the service being provided. No audit-related fees or tax fees arising in fiscal 2020 and 2019 were approved by the Audit Committee after the initiation of such services pursuant to an exemption from the SEC’s requirements relating to approval of these types of services by the Audit Committee prior to the provision of the service under Section 2.01 (c)(7)(i)(C) of SEC Regulation S-X.

Fees Paid to Independent Registered Public Accounting Firm

Audit Fees.  The aggregate fees and expenses billed by BDO for professional services rendered for the audit of our annual consolidated financial statements and internal controls over financial reporting, reviews of the quarterly consolidated financial statements included in our Forms 10-Q and audit services provided in connection with other regulatory filings were $453,800 in fiscal 2020 and $471,300 in fiscal 2019.

Audit-Related Fees.  BDO did not render any audit-related services to the Company in fiscal 2020 or fiscal 2019.

Tax Fees.  BDO did not render any tax related services to the Company in fiscal 2020 or fiscal 2019.

All Other Fees.  BDO did not render any other services for the Company in fiscal 2020 or fiscal 2019.

The Audit Committee of the Board does not consider the provision of the services described above by BDO to be incompatible with the maintenance of BDO’s independence.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

		See “Financial Statements” in Annual Report on Form 10-K filed on September 28, 2020.

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

4.6**

Amendment No. 2 to Credit Agreement, dated August 17, 2020, between the Company and Chemical Bank is incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-K for the Year Ended June 30, 2020, File No. 000-20206.

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

4.13**

Email Amendment to PPP Loan, dated September 18, 2020, from TCF National Bank is incorporated by reference to Exhibit 4.13 of the Company’s Report on Form 10-K for the Year Ended June 30, 2020, File No. 000-20206.

4.14

Certain instruments defining the rights of holders of the long-term debt of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K.  The Company hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

4.15**

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 is incorporated by reference to Exhibit 4.15 of the Company’s Report on Form 10-K for the Year Ended June 30, 2020, File No. 000-20206.

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

10.33@

Severance Agreement dated September 1, 2020 between Bill Roeschlein and the Company is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 8, 2020 File No. 000-20206.

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

21.**	A list of subsidiaries of the Company is incorporated by reference to Exhibit 21 of the Company’s Report on Form 10-K for the Year Ended June 30, 2020, File No. 000-20206.

23.**	Consent of Experts and Counsel is incorporated by reference to Exhibit 23 of the Company’s Report on Form 10-K for the Year Ended June 30, 2020, File No. 000-20206.

31.1**

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 is incorporated by reference to Exhibit 31.1 of the Company’s Report on Form 10-K for the Year Ended June 30, 2020, File No. 000-20206.

31.2**

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 is incorporated by reference to Exhibit 31.2 of the Company’s Report on Form 10-K for the Year Ended June 30, 2020, File No. 000-20206.

31.3*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.4*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1**

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934 is incorporated by reference to Exhibit 32.1 of the Company’s Report on Form 10-K for the Year Ended June 30, 2020, File No. 000-20206.

32.2**

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934 is incorporated by reference to Exhibit 32.2 of the Company’s Report on Form 10-K for the Year Ended June 30, 2020, File No. 000-20206.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104**	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, has been formatted in Inline XBRL.

*      Filed herewith

**  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed September 28, 2020

@    Indicates a management contract, compensatory plan or arrangement.

(P)   Paper exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Perceptron, Inc.
(Registrant)

Date: November 2, 2020	By:	/s/ Jay W. Freeland
Jay W. Freeland
Chairman of the Board and Interim President and Chief Executive Officer
(Principal Executive Officer)