Form 10-Q
period 2020-09-30
PERCEPTRON INC/MI
filed 2020-11-16
CIK 887226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value Rights to Purchase Preferred Stock	PRCP	The Nasdaq Stock Market LLC Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

Emerging growth company	☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

As of November 10, 2020, there were 9,779,547 shares of common stock ($0.01 par value per share) are outstanding.

PERCEPTRON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2020

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
(In Thousands, Except Per Share Amount)	2020	2020
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,868	$10,621
Short-term investments	427	355
Receivables:
Billed receivables, net of allowance for doubtful accounts of $620 and $586, respectively	21,996	25,465
Unbilled receivables, net	6,386	4,784
Other receivables	511	404
Inventories, net of reserves of $2,019 and $1,929 respectively	10,280	10,387
Other current assets	3,355	1,854
Total current assets	55,823	53,870

Property and Equipment, Net	5,677	5,750
Intangible Assets, Net	978	1,100
Right of Use Assets	3,823	3,668
Long-Term Investment	725	725
Long-Term Deferred Income Tax Assets	595	469

Total Assets	$67,621	$65,582

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit and current portion of long-term debt	$3,083	$2,808
Accounts payable	6,337	6,667
Accrued liabilities and expenses	3,433	3,368
Accrued compensation	1,854	1,314
Current portion of taxes payable	47	113
Income taxes payable	463	462
Short-term operating lease liability	500	475
Reserves for restructuring and other charges	59	148
Deferred revenue	7,294	6,032
Total current liabilities	23,070	21,387

Long-Term Deferred Income Tax Liability	10	3
Long-Term Operating Lease Liability	3,376	3,245
Long-Term Deferred Revenue	181	214
Long-Term Debt, Less Current Portion	1,701	1,983
Other Long-Term Liabilities	443	449
Total Liabilities	$28,781	$27,281

Shareholders' Equity
Preferred stock, no par value, authorized 1,000 shares, issued none	-	-
Common stock, $0.01 par value, 19,000 shares authorized; issued and outstanding 9,764 and 9,744, respectively	98	97
Accumulated other comprehensive loss	(2,550)	(3,371)
Additional paid-in capital	49,845	49,721
Retained deficit	(8,553)	(8,146)
Total Shareholders' Equity	$38,840	$38,301

Total Liabilities and Shareholders' Equity	$67,621	$65,582

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands, Except Per Share Amounts)	2020	2019

Net Sales	$13,933	$17,850
Cost of Sales	9,537	10,808
Gross Profit	4,396	7,042

Operating Expenses
Selling, general and administrative	3,769	4,243
Engineering, research and development	1,324	1,828
Total operating expenses	5,093	6,071

Operating (Loss) Income	(697)	971

Other Income and (Expenses)
Interest expense, net	(42)	(24)
Foreign currency (loss) gain, net	233	(211)
Other income (expense), net	(56)	33
Total other income and (expense)	135	(202)

(Loss) Income Before Income Taxes	(562)	769

Income Tax (Expense) Benefit	155	(143)

Net (Loss) Income	$(407)	$626

(Loss) Income Per Common Share
Basic and Diluted	$(0.04)	$0.06

Weighted Average Common Shares Outstanding
Basic	9,750	9,661
Dilutive effect of stock options	-	3
Diluted	9,750	9,664

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands)	2020	2019

Net (Loss) Income	$(407)	$626
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	821	(858)

Comprehensive Income (Loss)	$414	$(232)

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands)	2020	2019

Cash Flows from Operating Activities
Net (loss) income	$(407)	$626
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, includes $158 and $116 amortization of ROU assets (imputed) for 2020 and 2019, respectively	508	480
Stock compensation expense	125	214
Non-cash lease expense	-	2
Deferred income taxes	(102)	171
Loss on disposal of assets	-	8
Allowance for doubtful accounts	34	(32)
Changes in assets and liabilities:
Receivables	2,769	(3,130)
Inventories	351	524
Accounts payable	(542)	67
Accrued liabilities and expenses	(329)	316
Deferred revenue	1,060	841
Other assets and liabilities	(1,280)	(880)
Net cash (used for) provided by operating activities	2,187	(793)

Cash Flows from Investing Activities
Purchases of short-term investments	(219)	(607)
Sales of short-term investments	233	1,245
Capital expenditures	(94)	(249)
Capital expenditures - intangibles	-	(125)
Net cash provided by (used for) investing activities	(80)	264

Cash Flows from Financing Activities
Payments on lines of credit and short-term borrowings, net	(6)	-
Proceeds from stock plans	-	1
Net cash provided by (used for) financing activities	(6)	1

Effect of Exchange Rate Changes on Cash and Cash Equivalents	218	(89)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	2,319	(617)
Cash, Cash Equivalents and Restricted Cash, July 1	10,976	4,843
Cash, Cash Equivalents and Restricted Cash, September 30	$13,295	$4,226

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$19	$24
Cash paid during the period for income taxes	$90	$104
	September 30, 2020	June 30, 2020
Cash and Cash Equivalents	$12,868	$10,621
Restricted Cash included in Short-term Investments	427	355
Total Cash, Cash Equivalents and Restricted Cash	$13,295	$10,976

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Three Months Ended
	September 30,
(In Thousands)	2020	2019
Common Stock
Beginning balance	$97	$97
Issued	1	-
Ending balance	98	97

Accumulated Other Comprehensive Loss
Beginning balance	(3,371)	(3,079)
Other comprehensive income (loss)	821	(858)
Ending balance	(2,550)	(3,937)

Additional Paid-In Capital
Beginning balance	49,721	49,083
Stock-based compensation	40	172
Stock plans	84	46
Ending balance	49,845	49,301

Retained Earnings (Deficit)
Beginning balance	(8,146)	(4,175)
Net (loss) income	(407)	626
Ending balance	(8,553)	(3,549)

Total Shareholders' Equity	$38,840	$41,912

The notes to the consolidated financial statements are an integral part of these statements.

PERCEPTRON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.Accounting Policies

Perceptron, Inc. (the “Company”) develops, produces and sells a comprehensive range of automated industrial metrology products and solutions to manufacturers for dimensional gauging, dimensional inspection and 3D scanning.  The Company’s products provide solutions for manufacturing process control as well as sensor and software technologies for non-contact measurement, scanning and inspection applications.  The Company also offer value added services such as training and customer support.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and within the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  The Consolidated Financial Statements include accounts of the Company and wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  In the Company’s opinion, these statements include all normal recurring adjustments necessary for a fair presentation of the financial statements for the periods presented.  The results of operations for any interim period are not necessarily indicative of the results of operations for a full fiscal year.  The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements in Form 10-K for the fiscal year ended June 30, 2020.

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

In particular, management has made estimates and assumptions related to the impact of the novel coronavirus ("COVID-19") on its business. COVID-19 was characterized as a pandemic by the World Health Organization on March 11, 2020. To help lessen its spread, many countries have implemented travel restrictions and/or required companies to limit or suspend business operations. These actions have disrupted supply chains and company operations around the world. The current environment resulting from COVID-19 is unprecedented and comes with a great deal of uncertainty. See Note 18 “COVID-19 Pandemic” of the Notes to the Consolidated Financial Statements, contained in this Quarterly Report on Form 10-Q for a discussion of the impact of COVID-19 on the Company’s business.

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

In November 2019, the FASB issued Accounting Standards Update No. 2019-11—Codification Improvements to Topic 326, Financial Instruments—Credit Losses (ASU 2019-11). The amendments in this Update represent changes to clarify, correct errors in, or improve the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The effective dates and transition requirements for ASU 2019-11 are the same as ASU 2016-13. ASU 2019-11 is effective for the Company on July 1, 2023. The Company does not expect the impact of the adoption of ASU 2019-11 to be material on its consolidated financial statements.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal use software.  ASU 2018-15 is effective for the Company on July 1, 2020.  ASU 2018-15 was adopted on July 1, 2020 and did not have significant impact on the Company’s consolidated financial statements and disclosures.

3.Intangible Assets

The Company acquired intangible assets consisting of a Trade Name and Customer/Distributor Relationships in addition to goodwill in connection with the acquisitions of Coord3 and NMS in the third quarter of fiscal 2015 which is considered the Company’s CMM reporting unit.  The customer/distributor relationships were written off via an impairment charge in fiscal 2019.  The goodwill and trade name were written off via impairment charges in fiscal 2019 and 2020.  Furthermore, the Company continues to develop intangibles, primarily software. Intangible assets are susceptible to shortened estimated useful lives and changes in fair value due to changes in their use, market or economic changes, or other events or circumstances.  The amortization periods for software is five years.

At September 30, 2020, there are no indications of potential impairment of the Company’s software.

The Company’s intangible assets are as follows (in thousands):

	September 30, 2020			June 30, 2020
	Gross		Net	Gross			Net
	Carrying	Accumulated	Carrying	Carrying	Impairments	Accumulated	Carrying
	Amount	Amortization	Amount	Amount		Amortization	Amount
Trade Name	$-	$-	$-	$1,674	$(558)	$(1,116)	$-
Software	2,104	(1,126)	978	2,104	-	(1,004)	1,100
Total	$2,104	$(1,126)	$978	$3,778	$(558)	$(2,120)	$1,100

Amortization expense was $122,000 and $104,000 for the three months ended September 30, 2020 and 2019, respectively.

The estimated amortization of the remaining intangible assets by year is as follows (in thousands):

Years Ending June 30,	Amount
2021 (excluding the three months ended September 30, 2020)	262
2022	368
2023	273
2024	75
2025	-
after 2025	-
$978

4.Revenue from Contracts with Customers

Disaggregated Revenue

The following tables summarizes the Company’s disaggregated revenue, based on its shipping location (in thousands):

	Three Months Ended September 30,
Geographic Region:	2020	2019
Americas Sales	$3,627	$6,167
Europe Sales	6,910	7,120
Asia Sales	3,396	4,563
Total Net Sales	$13,933	$17,850

Sales by product lines are as follows (in thousands):

	Three Months Ended September 30,
Product Lines	2020	2019
Measurement Solutions	$13,289	$16,168
3D Scanning Solutions	94	945
Value Added Service	550	737
Total Net Sales	$13,933	$17,850

The following table summarizes the Company’s revenue categories for the three months ended September 30, 2020 (in thousands):

	Three Months Ended September 30,
Timing of Revenue Recognition	2020	2019
Goods transferred at a point of time	$10,046	$13,176
Services transferred over time	3,887	4,674
Total Net Sales	$13,933	$17,850

Remaining Performance Obligations

The estimated recognition of the remaining unsatisfied performance obligations beyond one year is as follows (in thousands):

Years Ending June 30,	Amount
2021 (excluding the three months ended September 30, 2020)	$14,573
2022	1,657
2023	23
2024	144
2025	-
after 2025	-
Total	$16,397

Contract Balances

Deferred commissions – The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are deferred and amortized based on the timing of revenue recognition over the period of contract performance.  As of September 30, 2020, capitalized commissions of $256,000 were included in “Other current assets” on the Consolidated Balance Sheet.  Commission expense recognized during the three months ended September 30, 2020 and 2019 was $273,000 and $190,000, respectively, is included in “Selling, general and administrative expense” in the Consolidated Statement of Operations.

The change in the Company’s net Unbilled receivables / (Deferred revenue) from July 1, 2020 to September 30, 2020 was primarily due to the amount of revenue recognized as the Company satisfied performance obligations during the three months ended September 30, 2020, partially offset by the amount and timing of invoicing during that same timeframe related to the Company’s Measurement Solutions and 3D Scanning Solutions.  During the three months ended September 30, 2020, the Company recognized revenue of $2,517,000 that was included in “Deferred revenue” at July 1, 2020. During the three months ended September 30, 2019, the Company recognized revenue of $3,573,000 that was included in ‘Deferred revenue’ at July 1, 2019.

5.Short-Term and Long-Term Investments

As of September 30, 2020 and June 30, 2020, the Company held restricted cash in short-term bank guarantees.  The restricted cash provides financial assurance that the Company will fulfill certain customer obligations in China.  The cash is restricted as to withdrawal or use while the related bank guarantee is outstanding.  Interest is earned on the restricted cash and recorded as interest income.  As of September 30, 2020 and June 30, 2020, the Company had short-term bank guarantees of $427,000 and $355,000, respectively.

At September 30, 2020, the Company held a long-term investment in preferred stock that is not registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The preferred stock investment is currently recorded at $725,000 after consideration of impairment charges recorded in fiscal years 2008 and 2009.  At September 30, 2020 there were no changes to the carrying value of the investment resulting from observable price changes in orderly transactions for an identical or similar investment in the issuer.

The following table presents the Company’s Short-Term and Long-Term Investments by category at September 30, 2020 and June 30, 2020 (in thousands):

	September 30, 2020
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantees	$427	$427
Total Short-Term Investments	$427	$427

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	3,700	725

Total Investments	$4,127	$1,152

	June 30, 2020
	Cost	Fair Value or Carrying Value
Short-Term Investments
Bank Guarantees	$355	$355
Total Short-Term Investments	$355	$355

Long-Term Investments
Preferred Stock	$3,700	$725
Total Long-Term Investments	$3,700	$725

Total Investments	$4,055	$1,080

6.Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” is applicable for all financial assets and liabilities as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  ASC 820 defines fair value, establishes a framework for measuring fair value and required specific disclosures about fair value measurements.  The Company’s financial instruments include investments classified as available for sale, mutual funds, fixed deposits and certificate of deposits at September 30, 2020.

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

The following table presents the Company’s investments at September 30, 2020 and June 30, 2020 that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820 (in thousands).  The fair value of the Company’s short-term investments approximates their cost basis.

Description	September 30, 2020	Level 1	Level 2	Level 3
Bank Guarantees	$427	$-	$427	$-
Total	$427	$-	$427	$-

Description	June 30, 2020	Level 1	Level 2	Level 3
Bank Guarantees	$355	$-	$355	$-
Total	$355	$-	$355	$-

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At September 30, 2020 the Company did not record any other-than-temporary impairments on its financial assets required to be measured on a recurring basis.

The Company also measures certain assets and liabilities at fair value on a nonrecurring basis.  These assets are tested for impairment when events or circumstances occur which may indicate that the derived fair value is below carrying cost or on an annual basis in accordance with applicable GAAP.  For these assets, the Company do not periodically adjust carrying value fair value except in the event of an impairment.

There were no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2020.

7.Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company provides a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders, and for age and use of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.  When inventory that has previously been impaired is sold or disposed of, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  Inventory, net of reserves of $2,019,000 and $1,929,000 at September 30, 2020 and June 30, 2020, respectively, is comprised of the following (in thousands):

	At September 30,	At June 30,
	2020	2020
Component Parts	$4,769	$4,519
Work in Process	1,466	1,714
Finished Goods	4,045	4,154
Total	$10,280	$10,387

8.Property and Equipment

The Company’s property and equipment consisted of the following as of September 30, 2020 and June 30, 2020 (in thousands):

	At September 30,	At June 30,
	2020	2020
Building and Land	$7,701	$7,658
Machinery and Equipment	11,412	11,338
Furniture and Fixtures	1,296	1,295
	20,409	20,291
Less: Accumulated Depreciation	(14,732)	(14,541)
	$5,677	$5,750

Depreciation expense was $229,000 and $260,000 for the three months ended September 30, 2020 and 2019, respectively.

9. Leases

The Company leases office space for its manufacturing, sales and service operations, vehicles and office equipment under operating leases.  All of the Company’s leases are operating leases.

In accordance with Accounting Standard Codification Topic 842 (“ASC 842”) the Company has elected not to apply ASC 842 to arrangements with lease terms less than 12 months.

Operating lease right-of-use assets and liabilities are reflected within the captions “Right-of-use assets”, “Short-term operating lease liability” and “Long-term operating lease liability”, respectively, on the Consolidated Balance Sheet. Right-of-use assets, Short-term operating lease liability and Long-term operating lease liability were $3,823,000, $500,000 and $3,376,000 as of September 30, 2020, respectively.

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

There were no Right-of-use leased assets obtained in exchange for new operating lease liabilities for the three months ended September 30, 2020.

Lease expense, recorded in the cost of sales and selling, general & administrative expense categories in the Consolidated Statement of Operations total $197,000 for the first quarter of fiscal 2021.

Cash paid for operating leases was $204,000 during the three months ended September 30, 2020 and is included in operating cash flows.

Maturities of lease liabilities are as follows:

September 30, 2020
Years Ending June 30,	Lease Payments
2021 (excluding the three months ended September 30, 2020)	$573
2022	545
2023	424
2024	399
2025	340
After 2025	2,901
Future value of operating lease liabilities	$5,182
Less: Imputed interest	(1,306)
Present value of operating lease liabilities	$3,876

The weighted average remaining lease term for operating leases was 7 years and the weighted average discount rate was 6.2% as of September 30, 2020.

10.Warranties

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

Factors affecting the Company’s warranty reserve include the number of units sold or in service as well as historical and anticipated rates of claims and cost per claim.  The Company periodically assess the adequacy of its warranty reserve based on changes in these factors.  If a special circumstance arises which requires a higher level of warranty, the Company make a special warranty provision commensurate with the facts.  Changes to the Company’s warranty reserve are as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Beginning Balance at July 1,	$307	$341
Accruals - Current Year	(68)	153
Settlements/Claims (in cash or in kind)	(45)	(170)
Effects of Foreign Currency	1	(2)
Ending Balance at September 30,	$195	$322

11.Credit Facilities

The Company had $2,200,000 outstanding under its lines of credit at September 30, 2020 and June 30, 2020.

On December 4, 2017, the Company entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either Perceptron or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by the Company’s U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers, and subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million.  At September 30, 2020, the Company’s available borrowing under this facility was approximately $3.3 million.  Security for the Loan Agreement is substantially all of the Company’s assets in the U.S.  Interest is calculated at 2.65% above the 30-day LIBOR Rate.  The Company is not allowed to pay cash dividends under the Loan Agreement.

On April 16, 2020, the Company entered into an unsecured loan with TCF National Bank in an aggregate principal amount of $2.5 million (the “PPP Loan”), pursuant to the Paycheck Protection Program “PPP loan” under the Cares Act.

The PPP Loan is evidenced by a promissory note (the “Note”) dated April 16, 2020. The PPP Loan matures two years from the disbursement date and bears interest at a rate of 1.000% per annum.  Principal and interest are payable monthly commencing with a date determined by the lender following the remittance of the amount of the PPP Loan to be forgiven by the SBA to the lender or potentially earlier, as determined under applicable Small Business Administration rules, if the Company’s PPP Loan is reviewed.  The outstanding borrowings may be prepaid by the Company at any time prior to maturity with no prepayment penalties.  As of September 30, 2020, the short and long-term balances of the PPP loan are $0.8 million and $1.7 million, respectively.  As of June 30, 2020, the short and long-term balances of the PPP loan are $0.5 million and $2.0 million, respectively.  The short-term balance was calculated using a five-month grace period after the filing of the Company’s loan forgiveness application before loan payments must commence.  The grace period of five months is the Company’s estimate of the time it will take the SBA to determine forgiveness, if any.  Should the SBA make such determination in less than five months, the loan payments will commence at the time.

Under the terms of the CARES Act, PPP loan recipients can apply for forgiveness for all or a portion of loans granted under the PPP which is dependent upon the Company having initially qualified for the loan. Furthermore, the loans issued under PPP are subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses incurred or paid during a twenty-four week period following the disbursement date (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP.  The Company expects to be able to use a significant portion of the PPP Loan proceeds for Qualifying Expenses and to have a significant portion of the PPP Loan eligible for forgiveness.  Any portion of the PPP Loan that is not used for Qualifying Expenses or is not otherwise forgiven is expected to be repaid on the terms set forth above.  The Company cannot be certain as to the amount of the PPP Loan that will be forgiven, if any.

The Company’s Brazilian subsidiary (“Brazil”) has several borrowing facilities with total available borrowings of B$354,000 (equivalent to approximately $63,000 USD).  At September 30, 2020, the outstanding balances totaled B$218,000 (equivalent to approximately $39,000 USD and are included in current portion of long-term debt on the Consolidated Balance Sheet).  At June 30, 2020, the outstanding balances totaled B$250,000 (equivalent to approximately $46,000 USD).  The monthly interest rate on the outstanding balances range from 0.37% to 13.94%.

12.Severance, Impairment and Other Charges

In the first three months of fiscal 2020, the Company completed the payments on the amounts accrued as part of the reduction in force in the U.S. during fiscal 2019.

In February 2020, the Company committed to a financial improvement plan that reduced global headcount by approximately 7%. The plan was implemented to re-align the Company’s fixed costs and its near-to-mid-term expectations for the Company’s business. As a result, in the third quarter of fiscal 2020, the Company recorded a charge for severance and related costs of $590,000. At September 30, 2020, the remaining balance of the accruals was $59,000.

The following table reconciles the activity for the Reserves for Restructuring and Other Charges (in thousands):

	Three Months Ended September 30,
	2020	2019
Beginning Balance at July 1,	$148	$44
Accruals	-	-
Payments	(89)	(44)
Ending Balance at September 30,	$59	$-

13.Current Taxes Payable

The tax liabilities represent income and payroll related taxes that are payable in accordance with government authorized installment payment plans.  These installment plans require varying monthly payments through January 2021.

14.Other Long-Term Liabilities

Other long-term liabilities at September 30, 2020 and June 30, 2020 include $443,000 and $449,000, respectively for long-term contractual and statutory severance liabilities acquired as part of the purchase of Coord3 that represent amounts that will be payable to employees upon termination of employment.

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

The Company recognized operating expense for non-cash stock-based compensation costs related to stock options in the amount of $22,000 and $56,000 in the three months ended September 30, 2020 and 2019, respectively.  As of September 30, 2020, the total remaining unrecognized compensation cost related to non-vested stock options amounted to approximately $29,000.  The Company expects to recognize this cost over a weighted average vesting period of 1.9 years.

The Company granted no stock options in each of the three months ended September 30, 2020 and 2019, respectively. The Company received zero in cash from option exercises under its share-based payment arrangements in each of the three months ended September 30, 2020 and 2019, respectively.

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

(3)

Awards to non-management members of the Company’s Board of Directors with a subsequent one-third vesting requirement on the first, second and third anniversaries of the issuance provided the service of the non-management member of the Company’s Board of Directors has not terminated prior to the vesting date and are freely transferable after vesting, and

(4)

Awards that are granted with a one-third vesting requirement on the first, second and third anniversaries of the issuance provided the individual’s employment has not terminated prior to the vesting date and are freely transferable after vesting, including restricted stock units granted as part of the Fiscal Year 2018 and Fiscal Year 2019 Long-Term Incentive Compensation Plan.

The grant date fair value associated with granted restricted stock is calculated in accordance with ASC 718 “Compensation – Stock Compensation”.  Compensation expense related to restricted stock awards is based on the closing price of the Company’s Common Stock on the grant date authorized by the Company’s MDCSOC, multiplied by the number of restricted stock and restricted stock unit awards expected to be issued and vested and is amortized over the combined performance and service periods.  The non-cash stock-based compensation expense recorded for restricted stock and restricted stock unit awards for the three months ended September 30, 2020 and 2019, was $18,000 and $65,000, respectively. As of September 30, 2020, the total remaining unrecognized compensation cost related to the restricted stock and restricted stock unit awards is approximately $33,000. The Company expects to recognize this cost over a weighted average vesting period of 1.0 years.

A summary of the status of restricted stock and restricted stock unit awards outstanding at September 30, 2020 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2020	27,709	$7.41
Granted	-	-
Vested	(4,326)	7.34
Forfeited or Expired	(667)	7.41
Non-vested at September 30, 2020	22,716	$7.42

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

During the second quarter of fiscal 2019, the Company’s MDCSOC granted certain employees Performance Share Units (“PSUs”) as part of the Fiscal Year 2019 Long-Term Incentive Compensation Plan.  The Performance Measures were defined by the Committee as a specific Target level of Revenue and Operating Income Before Incentive Compensation for each of the following: plan year 2019 (October 1, 2018 to September 30, 2019), fiscal year 2020 and fiscal year 2021.  Up to one-third of the PSUs can be earned each year, determined based upon actual performance levels achieved in that year. One half of the award earned each year is based upon the achievement of the two Performance Targets in that year, provided that a minimum level of Operating Income Before Incentive Compensation is achieved for that year.  The actual award level for each year can range from 50% to 150% (for Revenue Target) or 75% to 200% (for Operating Income Target) of the target awards depending on actual performance levels achieved in each year compared to that year’s target. If Operating Income Before Incentive Compensation is less than 75% of the targeted Operating Income Before Incentive Compensation for the year, then no PSU’s will vest for that year and the PSU’s vesting that year will expire.  For plan year 2019 and fiscal 2020, actual Revenue and Operating Income Before Incentive Compensation did not meet the plan year 2019 and fiscal 2020 targets, resulting in the forfeiture of PSU’s vesting in fiscal 2020.

The non-cash stock-based compensation expense recorded for performance share unit awards for the three months ended September 30, 2020 and 2019, was zero and $51,000, respectively.  As of September 30, 2020, the total remaining unrecognized compensation cost related to performance share unit awards is approximately $125,000. The Company expects to recognize this cost over a weighted average vesting period of 1.1 years.

During the first quarter of fiscal 2020, the MDCSOC granted PSUs to the Company’s interim President and Chief Executive Officer in lieu of a portion of his cash compensation. During the first quarter of fiscal year 2021, the Company recorded expense related to these PSU’s of $33,000.

A summary of the status of the PSUs outstanding at September 30, 2020 is presented in the table below.

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2020	64,264	$5.65
Granted	7,854	4.26
Vested	(7,854)	4.26
Forfeited or Expired	(29,460)	6.17
Non-vested at September 30, 2020	34,804	$5.24

Board of Directors Fees

The Company’s Board of Directors’ fees are typically payable in cash on September 1, December 1, March 1, and June 1 of each fiscal year; however, under the Company’s 2004 Plan each director can elect to receive the Company’s stock in lieu of cash on a calendar year election. Each of the Company’s Directors elected a combination of cash and stock for calendar year of 2020.  During the first quarter of fiscal year 2021, the Company issued 11,913 shares to the Company’s directors and recorded expense of $51,000.

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

Options to purchase 1,500 and 36,000 shares of common stock outstanding in the three months ended September 30, 2020 and 2019, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

17.Commitments and Contingencies

The Company may, from time to time, be subject to litigation and other claims in the ordinary course of its business. The Company accrues for estimated losses arising from such litigation or claims if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. Since the outcome of litigation and claims is subject to significant uncertainty, changes in the factors used in the Company’s evaluation could materially impact its financial position or results of operations.

The Company is currently unaware of any significant pending litigation other than the matters set forth below.

In the third quarter of fiscal 2018, the Canadian Revenue Agency (“CRA”) completed a Goods and Services Tax/Harmonized Sales Tax Returns (GST/HST) audit. Based on this audit, the CRA preliminarily proposed to assess the Company approximately CAD $1,218,000 (equivalent to approximately $923,000) in taxes plus interests and penalties related to sales from 2013 through 2018.  CRA has indicated the Company is entitled to invoice its customers to recover this amount and its customers are required to remit payment.  The Company’s response to the CRA preliminary assessment was delivered in April 2018. In June 2018, the Company received the final assessment, which confirmed the preliminary assessment.  In August 2018, the Company filed a formal appeal request and posted a surety bond as security for this claim.  The Company has not recorded an accrual related to this preliminary audit finding because the Company is disputing several of the CRA’s conclusions and a loss is not probable.  The Company expects to ultimately receive the funds from its customers (excluding any interest or penalties) if the Company is ultimately required to pay CRA, although there may be a timing difference between when the Company must pay the CRA and when the Company collects the funds from its customers.

In the fourth quarter of fiscal 2019, the Company identified a potential concern regarding the residency status of certain U.S. employees as it relates to payroll taxes and withholdings in their country of residency.  The Company estimated the range of correcting this issue, including interest and penalties to range from $0.2 million to $0.3 million.  The Company is not able to reasonably estimate the amount within this range that the Company would be required to pay for this matter.  The reserve balance is $0.3 million as of September 30, 2020.

18.COVID-19 Pandemic

In March of 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In North America, Europe, Asia and Brazil (the Company’s primary markets), federal, state and local governments have recommended or mandated actions to slow the transmission of COVID-19.  These actions include the implementation of shelter-in-place orders, quarantines, significant restrictions on travel, and restrictions that prohibit non-essential employees from occupying their place of work. There remains considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus. The COVID-19 pandemic has created significant volatility in the global economy and financial markets, resulting in a significant reduction in both economic activity and employment levels. The COVID-19 pandemic has disrupted the global automotive industry. The Company, along with many of the Company’s customers and suppliers, temporarily closed or limited operations at production facilities. The Company’s revenues have been significantly and negatively affected by the closure of automotive facilities during fiscal year 2020, and into the first quarter of fiscal year 2021. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on liquidity, ability to effectively meet short- and long-term financial obligations, and accounting estimates. While most automotive operations the Company supports have resumed operations, the extent to which normal purchasing activities by the Company’s customers will return remains uncertain. Any further delays in resumption of activity from customers and any future wave of COVID-19 or other similar outbreaks could further adversely affect the Company’s business. In response, the Company has implemented cost reduction efforts to help mitigate the impact on the business including reducing discretionary spending and various other measures.

19. Merger Agreement

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

SAFE HARBOR STATEMENT

Certain statements in this report, including statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, including our expectation as to our fiscal year 2021 and future results, operating data, new order bookings, revenue, expenses, net income and backlog levels, trends affecting our future revenue levels, the rate of new orders, the timing of revenue and net income increases from new products which we have recently released or have not yet released, the timing of the introduction of new products and our ability to fund our fiscal year 2021 and future cash flow requirements.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Whenever possible, we have identified these forward-looking statements by words such as “target,” “will,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “prospects,” “outlook,” “guidance” or similar expressions.  We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed from time to time in our periodic reports filed with the Securities and Exchange Commission, including those listed in “Item 1A: Risk Factors” of our Annual Report on Form 10-K for our fiscal year 2020.  Except as required by applicable law, we do not undertake, and expressly disclaim, any obligation to publicly update or alter our statements whether as a result of new information, events or circumstances occurring after the date of this report or otherwise.

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

COVID-19 Pandemic

The COVID-19 pandemic poses significant risks to our business. See Note 18 of the Notes to the Consolidated Financial Statements, “COVID-19 Pandemic” contained in this Quarterly Report on Form 10-Q for a discussion of the impact of COVID-19 on our business. The ongoing global public health actions attempting to reduce the spread of COVID-19 are creating and may continue to create significant disruptions to our operations, our customer and supplier relationships, and general global economic conditions. Accordingly, we are closely monitoring and adjusting for the impact of COVID-19 on our global operations, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as we manage the Company through the uncertainty related to the COVID-19 pandemic. Over the last six months, first in China and then in Europe and the United States, the Company either closed or limited operations at its facilities due to local government mandates requiring citizens to shelter-

in-place, as have its customers and suppliers.  During that period, our employees have continued to operate remotely and, in some cases, on site with customers where allowable.  The Company has gradually reopened previously closed facilities as permitted by law and as required to meet customer requirements.  We have incurred some additional costs as we resume operations in order to comply with government requirements and guidelines. We expect to be able to fund these costs as described under “Liquidity and Capital Resources – Impact of COVID-19 Pandemic” below. We believe that the Company currently has sufficient raw material and finished goods inventory to support customer demand and, to date, have experienced minimal disruption to our supply chain. We have implemented cost reduction efforts to help mitigate the impact on our business including reducing discretionary spending and various other measures. Some of our orders from customers have been delayed as a result of the COVID-19 pandemic and we may continue to experience such delays. Delays in these orders could affect our ability to fund our business solely through near-term revenue, our cash, cash equivalents, short-term investments and our existing lines of credit. To help provide us with additional liquidity in the U.S. during this period and in light of economic uncertainties posed by the COVID-19 pandemic, we applied for and received a loan under the U.S. government Paycheck Protection Program. See “Liquidity and Capital Resources – Impact of COVID-19 Pandemic” for a description of this loan.

Merger Agreement

On September 27, 2020, we entered into the Merger Agreement with Parent and Merger Subsidiary, providing for the Merger and, with Perceptron surviving the Merger as a wholly owned subsidiary of Parent. At the effective time of the Merger, each issued and outstanding share of our common stock immediately prior to the Effective Time shall be converted into the right to the Merger Consideration. The Merger is subject to customary closing conditions, including shareholder and regulatory approvals. For additional information regarding the Merger, see our other filings made with the SEC, which are available at the SEC’s public reference facilities or on the SEC’s website at www.sec.gov, including our Current Report on Form 8-K filed with the SEC on September 28, 2020, and Note 19, of the Notes to the Consolidated Financial Statements, “Merger Agreement”, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Overview – The Company reported net loss of $0.4 million, or ($0.04) per diluted share, for the first quarter of fiscal 2021 compared with net income of $0.6 million, or $0.06 per diluted share, for the first quarter of fiscal 2020.

The Company’s quarterly results vary from quarter to quarter, and are dependent upon delivery and installation schedules determined by our customers.  These schedules are customer directed, and the Company has limited to no ability to control schedule changes.

Bookings – Bookings represent new orders received from the customers.  The Company expects the level of new orders to fluctuate from quarter to quarter and do not believe new order bookings during any particular period are indicative of the future operating performance.

Bookings by geographic location were (in millions):

	Three Months Ended September 30,
	2020		2019		Increase/(Decrease)
Geographic Region
Americas	$4.6	31.5%	$6.9	40.1%	$(2.3)	(33.3%)
Europe	6.4	43.8%	7.5	43.6%	(1.1)	(14.7%)
Asia	3.6	24.7%	2.8	16.3%	0.8	28.6%
Totals	$14.6	100.0%	$17.2	100.0%	$(2.6)	(15.1%)

The decrease in bookings in the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020 of $2.6 million, including a favorable currency impact of $1.0 million, is primarily due to a decrease of $1.2 million in the In-Line and Near-Line Measurement Solutions, a decrease of $0.9 million in the 3D Scanning Solutions, a decrease of $0.4 million in the Off-Line Measurement Solutions, and a decrease of $0.1 million in the Value Added Services.  On a geographic basis, the $2.3 million decrease in Americas region is primarily due to a decrease of $2.4 million in the In-Line and Near-Line Measurement Solutions, partially offset by an increase of $0.1 million in the Value Added Services.  The $1.1 million decrease in Europe region is primarily due to a decrease of $0.6 million in the Off-Line Measurement Solutions, a decrease of $0.3 million in the In-Line and Near-Line Measurement Solutions, and a decrease of $0.2 million in the Value Added Services.  The $0.8 million increase in Asia region is primarily due to an increase of $1.5 million in the In-Line and Near-Line Measurement Solutions, an increase of $0.2 million in the Off-Line Measurement Solutions, partially offset by a decrease of $0.9 million in the 3D Scanning Solutions.

Backlog – Backlog represents orders or bookings the Company has received but has not yet been filled, that is, our unsatisfied performance obligations as of the reporting date.  The Company believes that the level of backlog during any particular period is not necessarily indicative of its future operating performance.  Although most of the backlog is subject to cancellation by the customers, the Company expects to fill substantially all of the orders in its backlog.

Backlog by geographic location was (in millions):

	As of September 30,
	2020		2019		Increase/(Decrease)
Geographic Region
Americas	$7.3	19.7%	$12.3	32.6%	$(5.0)	(40.7%)
Europe	17.5	47.3%	18.6	49.3%	(1.1)	(5.9%)
Asia	12.2	33.0%	6.8	18.1%	5.4	79.4%
Totals	$37.0	100.0%	$37.7	100.0%	$(0.7)	(1.9%)

The current quarter ending backlog decreased by $0.7 million compared to the ending backlog at September 30, 2020.  The decrease in the backlog was primarily due to a decrease of $0.9 million in the Off-Line Measurement Solutions, a decrease of $0.8 million in the 3D Scanning Solutions, a decrease of $0.5 million in the Value Added Services, partially offset by an increase of $1.5 million in the In-Line and Near-Line Measurement Solutions.  On a geographic basis, the $5.0 million decrease in Americas region is due to a decrease of $5.1 million in the In-Line and Near-Line Measurement, partially offset by an increase of $0.1 million in the Off-Line Measurement Solutions.  The $1.1 million decrease in Europe region is primarily due to a decrease of $1.3 million in the Off-Line Measurement Solutions, a decrease of $0.5 million in the Value Added Services, a decrease of $0.2 million in the 3D Scanning Solutions, partially offset by an increase of $0.9 million in the In-Line and Near-Line Measurement Solutions.  The $5.4 million increase in Asia region is primarily due to an increase of $5.7 million in the In-Line and Near-Line Measurement Solutions, an increase of $0.3 million in the Off-Line Measurement Solutions, partially offset by a decrease of $0.6 million in the 3D Scanning Solutions.

A summary of our operating results is shown below (in millions):

	Three Months Ended September 30,
	2020	% of Sales	2019	% of Sales

Americas Sales	$3.6	25.9%	$6.2	34.6%
Europe Sales	6.9	49.6%	7.1	39.7%
Asia Sales	3.4	24.5%	4.6	25.7%
Net Sales	$13.9	100.0%	$17.9	100.0%

Cost of Sales	9.5	68.3%	10.8	60.3%

Gross Profit	4.4	31.7%	7.1	39.7%

Operating Expenses
Selling, General and Administrative	3.8	27.3%	4.3	24.0%
Engineering, Research and Development	1.3	9.4%	1.8	10.1%

Operating (Loss) Income	(0.7)	(5.0%)	1.0	5.7%

Other Income and (Expenses), net
Interest Expense, net	-	0.0%	-	0.0%
Foreign Currency Gain (Loss), net	0.2	1.4%	(0.2)	(1.2%)
Other Income and (Expense), net	(0.1)	(0.7%)	-	0.0%

(Loss) Income Before Income Taxes	(0.6)	(4.3%)	0.8	4.5%
Income Tax Expense	0.2	1.4%	(0.2)	(1.1%)

Net (Loss) Income	$(0.4)	(2.9%)	$0.6	3.4%

Sales – Net sales of $13.9 million for the first quarter of fiscal year 2021 decreased $4.0 million, or (22.3%), including an unfavorable currency impact of $0.5 million, when compared to the same period a year ago.  The decrease is primarily due to a decrease of $3.0 million in the In-Line and Near-Line Measurement Solutions, a decrease of $0.9 million in the 3D Scanning Solutions, a decrease of $0.2 million in the Value Added Services, partially offset by an increase of $0.1 million in the Off-Line Measurement Solutions.  On a geographic basis, the decrease of $2.6 million in Americas region is primarily due to a decrease of $2.4 million in the In-Line and Near-Line Measurement Solutions, a decrease of $0.1 million in the Value Added Services, and a decrease of $0.1 million in the 3D Scanning Solutions.  The decrease of $1.2 million in Asia region is primarily due to a decrease of $0.6 million in the 3D Scanning Solutions, a decrease of $0.5 million in our In-Line and Near-Line Measurement Solutions, and a decrease of $0.1 million in the Off-Line Measurement Solutions.  The decrease of $0.2 million in Europe region is primarily due to a decrease of $0.2 million in the 3D Scanning Solutions, a decrease of $0.1 million in the In-Line and Near-Line Measurement Solutions, and a decrease of $0.1 million in the Value Added Services, partially offset by an increase of $0.2 million in the Off-Line Measurement Solutions.

Gross Profit – Gross profit percentage was 31.7% in the first quarter of fiscal 2021 compared to 39.7% in the same period a year ago.  The lower gross profit percentage in the first quarter of fiscal 2021 was primarily due to the mix of revenue and increased cost of sales.

Selling, General and Administrative (SG&A) Expenses – SG&A expenses were approximately $3.8 million in the first quarter of fiscal 2021, a decrease of $0.5 million compared to the same period a year ago.  The decrease is primarily due to a decrease in our employee-related costs given the benefit of our cost cutting initiatives.

Engineering, Research and Development (R&D) Expenses – Engineering, research and development expenses were approximately $1.3 million in the first quarter of fiscal 2021, a decrease of $0.5 million compared to the first quarter of fiscal 2020.  The decrease is primarily due to decreases in employee-related costs.

Foreign Currency Gain (Loss), net – Foreign Currency Gain (Loss), net was a gain of $0.2 million in the first quarter of fiscal 2021 compared to $0.2 million loss in first quarter of fiscal 2020.  The gain in the first quarter of fiscal 2021 was primarily related to changes in the values of the Euro and the Japanese Yen in relation to the US Dollar.  The loss in the first three months of fiscal 2020 was primarily related to changes in the value of the Euro and Chinese Yuan in relation to the US Dollar.

Other Income and (Expense), net – Net other expense was $0.1 million in the first quarter of fiscal 2021 compared with an immaterial amount in the first quarter of fiscal 2020.

Income Taxes – The effective tax rate for the first quarter of fiscal 2021 was 27.5% compared to 18.6% in the first quarter of fiscal 2020.  We have previously established full valuation allowances against our U.S. Federal, Germany, Japan, Brazil, Netherlands, and India net deferred tax assets.  The effective tax rates in fiscal 2021 and fiscal 2020 were impacted by not recognizing tax expense on pre-tax income or tax benefits on pre-tax losses in some of the jurisdictions where we have previously established full valuation allowances against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund product development and capital expenditures as well as support working capital requirements. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities and borrowings under available credit facilities.

Cash on Hand.  Our cash and cash equivalents were $12.9 million at September 30, 2020, compared to $10.6 million at June 30, 2020.

Cash Flow.  The $2.3 million increase in cash, cash equivalents and restricted cash from June 30, 2020 to September 30, 2020 resulted from $2.2 million of cash provided by operating activities, $0.1 million cash used for investing activities and a $0.2 million favorable impact from changes in exchange rates. There was no material impact to cash from financing activities in the period.

Cash used for investing activities in the first three months of fiscal 2020 is due to capital expenditures of $0.1 million and purchases of short-term investments $0.2 million partially offset by sales of short-term investments $0.2 million.

During the three-month period ended September 30, 2020, cash provided by operations resulted from our net loss of $0.4 million favorably adjusted by $0.5 million of non-cash items and cash inflows related to working capital changes of $2.1 million, primarily arising from a change in receivables.

Working Capital Reserves.  We provide a reserve for obsolescence to recognize inventory impairment for the effects of engineering change orders as well as the age and usage of inventory that affect the value of the inventory.  The reserve for obsolescence creates a new cost basis for the impaired inventory.   When inventory that has previously been impaired is sold or disposed, the related obsolescence reserve is reduced resulting in the reduced cost basis being reflected in cost of goods sold.  A detailed review of the inventory is performed annually with quarterly updates for known changes that have occurred since the annual review.  During the three months ended September 30, 2020, we increased the reserve for obsolescence modestly.

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay their outstanding balance due to us, and the condition of the general economy and the industry as a whole.  We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. During the three months ended September 30, 2020, we slightly increased the allowance for doubtful accounts.

Investments.  At September 30, 2020 and June 30, 2020, we had short-term investments totaling $0.4 million and a long-term investment recorded at $0.7 million.  See Note 5 of the Notes to the Consolidated Financial Statements, “Short-Term and Long-Term Investments” contained in this Quarterly Report on Form 10-Q for further information on our investments and their current valuation.  The market for our long-term investment is currently illiquid.  We have $0.4 million of our short-term investments serving as collateral for bank guarantees for certain customer obligations in China. The cash is restricted as to withdrawal or use while the related bank guarantees are outstanding. Interest is earned on the restricted cash and recorded as interest income.

Credit Facilities.

The Company had $2,200,000 outstanding under its lines of credit at September 30, 2020 and June 30, 2020.

On December 4, 2017, the Company entered into a Loan Agreement (the “Loan Agreement”) with Chemical Bank (“Chemical”), and related documents, including a Promissory Note.  The Loan Agreement is an on-demand line of credit and is cancelable at any time by either Perceptron or Chemical and any amounts outstanding would be immediately due and payable.  The Loan Agreement is guaranteed by our U.S. subsidiaries.  The Loan Agreement allows for maximum permitted borrowings of $8.0 million.  The borrowing base is calculated at the lesser of (i) $8.0 million or (ii) the sum of 80% of eligible accounts receivable balances of U.S. customers, and subject to limitations, certain foreign customers, plus the lesser of 50% of eligible inventory or $3.0 million.  At September 30, 2020, our available borrowing under this facility was approximately $3.3 million.  Security for the Loan Agreement is substantially all of our assets in the U.S.  Interest is calculated at 2.65% above the 30-day LIBOR Rate.  The Company is not allowed to pay cash dividends under the Loan Agreement.

On April 16, 2020, the Company entered into an unsecured loan with TCF National Bank in an aggregate principal amount of $2.5 million (the “PPP Loan”), pursuant to the Paycheck Protection Program “PPP loan” under the Cares Act.  See “Liquidity and Capital Resources – Impact of COVID-19 Pandemic” for a description of the Company’s loan under the Paycheck Protection Program.

Our Brazilian subsidiary (“Brazil”) has several borrowing facilities with total available borrowings of B$354,000 (equivalent to approximately $63,000 USD).  At September 30, 2020, the outstanding balances totaled B$218,000 (equivalent to approximately $39,000 USD and are included in Lines of credit and current portion of long-term debt on the Consolidated Balance Sheet).  The monthly interest rate on the outstanding balances range from 0.37% to 13.94%.  At June 30, 2020, the outstanding balances totaled B$250,000 (equivalent to approximately $46,000 USD and are included in Lines of credit and current portion of long-term debt on the Consolidated Balance Sheet).  The monthly interest rate on the outstanding balances range from 0.37% to 13.94%.

Commitments and Contingencies.  In the third quarter of fiscal 2018, the Canadian Revenue Agency (CRA) completed a Goods and Services Tax/Harmonized Sales Tax Returns (GST/HST) audit.  Based on this audit, the CRA has preliminarily proposed to assess us approximately C$1.2 million (equivalent to approximately $0.9 million) in taxes related to sales from 2013 through 2018. CRA has indicated that we are entitled to invoice our customers to recover this amount and our customers are required to remit payment.  In addition, we will be charged interest and penalties if this preliminary finding is finalized.  Our response to the CRA was delivered in April 2018.  In June 2018, we received the final assessment, which confirmed the preliminary assessment.  In August 2018, we filed a formal appeal request and posted a surety bond as security for this claim.  We did not record an accrual related to this preliminary audit finding because we are disputing several of the CRA’s conclusions and a loss is not considered probable. We expect to ultimately receive the funds from our customers (excluding any interest or penalties) if we are ultimately required to pay the CRA, although there may be a timing difference between when we must pay the CRA and when we collect the funds from our customers.

In the fourth quarter of fiscal 2019, we identified a potential concern regarding the residency status of certain U.S. employees as it relates to payroll taxes and withholdings in their country of residency. We estimated the range to correct this issue, including interest and penalties to range from $0.2 million to $0.3 million. We are not able to reasonably estimate the amount within this range that we would be required to pay for this matter. As a result, we recorded a reserve of $0.3 million representing the minimum amount we estimate would be paid.

See Note 17, of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies” contained in this Quarterly Report on Form 10-Q.  See Item 3, “Legal Proceedings” and Note 17, of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies” contained in our Annual Report on Form 10-K for fiscal year 2020 for a discussion of certain other contingencies relating to our liquidity, financial position and results of operations.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Litigation and Other Contingencies” of our Annual Report on Form 10-K for fiscal year 2020.

Capital Spending.  We spent $0.1 million on capital equipment in the first three months of fiscal 2021 compared to $0.3 million on capital equipment and $0.1 million on intangible projects in the first three months of fiscal 2020. We continue to closely analyze all potential capital projects and review the project’s expected return on investment.

Capital Resources and Outlook.  Information in this “Outlook” section should be read in conjunction with the “Safe Harbor Statement,” cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

At September 30, 2020, we had $13.3 million in cash, cash equivalents and short-term investments of which $8.0 million, or approximately 60%, was held in foreign bank accounts. We have not been repatriating our foreign earnings. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted by the U.S. The Act implements comprehensive tax legislation which, among other changes, imposes a tax on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated (the “Transition Tax”). Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate and the remaining earnings are taxed at an 8% rate. We completed our evaluation and related calculations related to the Transition Tax during the second quarter of fiscal 2019, which confirmed our previous conclusion that our foreign tax credits would completely offset any tax calculated. As a result, we have not made any cash payments related to the Transition Tax.  As a result of the Act, we may be in a position to repatriate our past and future foreign earnings to the U.S. in a more cost-effective manner than under prior law, which could positively impact our liquidity in the U.S. Any such repatriation may be subject to taxation under foreign laws or the laws of the State of Michigan.  We have determined not to repatriate such earnings at this time because of the associated costs to do so and the financial requirements of our subsidiaries outside the United States.

We continue to expect capital spending including development of intangible assets to be less than $2.0 million during fiscal 2021, although there is no binding commitment to do so.  Furthermore, the level of our capital spending is dependent on our continued financial strength.

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

CRITICAL ACCOUNTING POLICIES

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal year 2020, which are unchanged as of September 30, 2020 except for our policies on Lease Accounting.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, see Note 2, of the Notes to the Consolidated Financial Statements, “New Accounting Pronouncements” contained in this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes made to the risk factors listed in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for fiscal year 2020.

ITEM 6.	EXHIBITS

31.1*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a – 14(b) of the Securities Exchange Act of 1934.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perceptron, Inc.
(Registrant)

Date: November 16, 2020	By:	/s/ Jay W. Freeland
Jay W. Freeland
Chairman of the Board and Interim President and Chief Executive Officer (Principal Executive)

Date: November 16, 2020	By:	/s/ Bill Roeschlein
Bill Roeschlein
Interim Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)