Form 10-K/A
period 2020-06-30
PERCEPTRON INC/MI
filed 2020-11-20
CIK 887226

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

The number of shares of Common Stock, $0.01 par value, issued and outstanding as of November 10, 2020 was 9,779,547.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

		Page
Part III.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	2

Part IV.

Item 15.	Exhibits and Financial Statement Schedules	6

	Signatures	12

Explanatory Note

Perceptron, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2020, as amended by that certain Amendment No. 1 to Annual Report on Form 10-K/A, filed with the SEC on November 3, 2020 to amend certain information regarding the beneficial ownership by the Company’s directors and executive officers. Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 2 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits.

PART III

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
John F. Bryant(2)(3)	1,026,559	10.49%
Jay W. Freeland(2)(4)	60,411	*
Sujatha Kumar(2)(5)	4,368	*
C. Richard Neely, Jr.(2)(6)	32,752	*
James A. Ratigan(2)(7)	24,427	*
William C. Taylor(2)(8)	31,815	*
David L. Watza(9)	32,584	*
Bill Roeschlein	—	*
Richard J. Van Valkenburg(10)	63,657	*
All executive officers and directors as a group (9 persons)(11)	1,276,573	12.95%

*	Less than 1% of class

(1)	To the best of the Company’s knowledge, based on information reported by such directors and officers or contained in the Company’s shareholder records.

(2)	Serves as a member of the Board of the Company.

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

(4)	Includes options to purchase 15,167 shares of Company common stock, which are presently exercisable or which are exercisable within 60 days of October 27, 2020.
(5)	Includes options to purchase 2,667 shares of Company common stock, which are presently exercisable or which are exercisable within 60 days of October 27, 2020.

(6)	Includes options to purchase 17,570 shares of Company common stock, which are presently exercisable or which are exercisable within 60 days of October 27, 2020.

(7)	Includes options to purchase 8,000 shares of Company common stock, which are presently exercisable or which are exercisable within 60 days of October 27, 2020.

(8)	Includes options to purchase 8,000 shares of Company common stock, which are presently exercisable or which are exercisable within 60 days of October 27, 2020.

(9)

Mr. Watza resigned from his position as President, Chief Executive Officer and Chief Financial Officer of the Company on November 12, 2019. The information regarding Mr. Watza’s beneficial ownership is based solely on his Section 16 filings through his Form 4 filed on October 3, 2019.

(10)

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

(11)

Includes options to purchase 80,779 shares of Company common stock, which are presently exercisable or which are exercisable within 60 days of October 27, 2020 and the right to purchase 661 shares of Company common stock under the Company stock purchase plan within 60 days of October 27, 2020.

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

31.3***

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 is incorporated by reference to Exhibit 31.3 of Amendment No. 1 to the Company’s Report on Form 10-K for the Year Ended June 30, 2020, File No. 000-20206.

31.4***

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 is incorporated by reference to Exhibit 31.4 of Amendment No. 1 to the Company’s Report on Form 10-K for the Year Ended June 30, 2020, File No. 000-20206.

31.5*	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.6*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

*      Filed herewith

**  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed September 28, 2020

***  Previously filed as an exhibit to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed on November 3, 2020.

@    Indicates a management contract, compensatory plan or arrangement.

(P)   Paper exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Perceptron, Inc.
(Registrant)

Date: November 20, 2020	By:	/s/ Jay W. Freeland
Jay W. Freeland
Chairman of the Board and Interim President and Chief Executive Officer
(Principal Executive Officer)